Form 10-Q
period 1995-06-30
TRANSMATION INC
filed 1995-08-11
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
   <X> QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1995

                               OR

   < >  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 0-3905

                                     TRANSMATION, INC.
                      (Exact name of registrant as specified in its charter)

               OHIO                                        16-0874418
- -------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

 10 Vantage Point Drive, Rochester, NY                             14624
- ----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:       716-352-7777



Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (<X>) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes <X> No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                               Number of Shares Outstanding                Date
- -----                               -----------------------------               ----
Common                                        2,399,040                    July 27, 1995

                                TOTAL PAGES - 11

                                     Part I

Management's  Discussion  and  Analysis of  Financial  Condition  and Results of
- -------------------------------------------------------------------------------
Operations
- ----------

Sales increases continue to result primarily from increases being achieved in the company's Transcat division. Sales through the company's domestic Instrument division and through its Australian and Singaporean subsidiaries have not yet achieved planned levels and efforts are underway to correct this situation. Corrective actions being undertaken will include efforts to increase sales of recently introduced products which are not achieving forecast levels.

Financial Condition
- -------------------

The company's primary sources of liquidity and capital are its profitability, funds provided through its borrowing agreement with a bank, and through management of its balance sheet.

During the quarter ended June 30, 1995, trade accounts receivable were reduced by more than $697,000 in the interval between June 30, 1995 and March 31, 1995. This reduction, together with profits earned in the quarter, the use of $249,500 of cash balances which were on hand at March 31, 1995, and cash flow of nearly $100,000 which resulted from depreciation in the quarter, enabled the company to reduce existing trade accounts payable by $916,000, reduce accrued liabilities by $174,000 and reduce bank debt by $144,000 at June 30, 1995 when compared to March 31, 1995.

The company has negotiated a new more favorable loan agreement with its lender which should close prior to September 30, 1995. Terms of the new borrowing agreement will increase maximum funds available, reduce rates being paid for interest and commitment fees and extend the maturity of the loan.

Results of Operations
- ---------------------
Comparison of April 1, 1995 - June 30, 1995
                     to
              April 1, 1994 - June 30, 1994

Sales increased approximately 13% in 1995 compared to 1994. This increase is the result of sales gains achieved in the company's Transcat division and resulted from increased sales efforts including catalog mailings.

Cost of products sold increased by only approximately 11% and benefited from improved margins in the company's Transcat division, specifically resulting from improvements recognized in its Calibration Lab operations.

Selling and Administrative expenses totaled 29.3% of sales in 1995 compared to 35.4% of sales in 1994. This improvement resulted from lower amortizations of catalog mailings during 1995. Catalog mailings are now being made to more targeted lists so as to reduce overall cost and enhance the productivity of each mailing.

Research and development expense totaled 2.8% of sales in 1995 compared to 4.3% of sales in 1994. This expense has been reduced during the past year bringing company spending more in line with industry norms than was previously the case.

Interest expense increased by 39.5% in 1995 compared to 1994. This increase is the result of higher rates which presently exist versus rates which existed during the first quarter last fiscal year.

                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                               June 30,               March 31,
                                                                1995                    1994
                                                              --------                 ------

Current Assets
     Cash                                                   $   358,236               $   607,763
     Accounts Receivable, less allowance for
     doubtful accounts of $501,500 at 6/30/95
     and $473,000 at 3/31/95                                    4,798,435               5,524,244
     Inventories                                                6,748,826               6,747,036
     Prepaid Expenses and Deferred Charges                      1,380,885               1,270,833
     Deferred Tax Assets                                          132,026                 132,026
                                                              -----------              ----------
     Current Assets                                            13,418,408              14,281,902
                                                              -----------             -----------
Properties, at cost, less accumulated
depreciation and amortization                                   1,493,856               1,500,498
Deferred Charges                                                  158,735                 146,161
Deferred Income Taxes                                             154,611                 154,926
Other Assets                                                      209,920                 209,920
                                                              -----------             -----------
                                                              $15,435,530             $16,293,407
                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                         $ 2,739,879             $ 3,655,934
     Accrued Payrolls, Commissions and Other
     Liabilities                                                1,014,424               1,187,992
     Income Taxes Payable                                         102,389                   2,610
                                                              -----------             -----------
     Current Liabilities                                        3,856,692               4,846,536
                                                              -----------             -----------
Long-Term Debt                                                  3,920,700               4,064,426
Deferred Compensation                                             759,744                 780,880
                                                              -----------             -----------
                                                                8,537,136               9,691,842
                                                              -----------             -----------

Stockholders' Equity
     Common Stock, par value $.50 per share - Authorized - 8,000,000 shares issued and outstanding - 2,399,040 shares at 6/30/95 and
     2,380,640 at 3/31/95                                       1,199,520               1,190,320
     Capital in Excess of Par Value                               928,996                 849,829
     Accumulated Translation Adjustment                         (103,876)               (109,513)
     Retained Earnings                                          4,873,754               4,670,929
                                                              -----------             -----------
                                                                6,898,394               6,601,565
                                                              -----------             -----------
                                                              $15,435,530             $16,293,407
                                                              ===========             ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               TRANSMATION, INC.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   UNAUDITED

                                                                    Three Months Ended
                                                                June 30,                June 30,
                                                                  1995                    1994
                                                                --------                --------

Net Sales                                                      $9,566,497              $8,477,339
                                                               ----------              ----------

Costs and Expenses:
     Cost of Product Sold                                       6,033,964               5,432,739
     Selling and Administrative Expenses                        2,801,684               2,996,951
     Research and Development Costs                               267,925                 364,390
     Interest Expense                                             112,099                  80,376
                                                               ----------              ----------
                                                                9,215,672               8,874,456
                                                               ----------              ----------
Income(Loss) Before Taxes                                         350,825               (397,117)
Provision for Income Taxes State and Federal                      148,000
                                                               ----------               ---------
Net Income(Loss)                                                  202,825               (397,117)
Retained Earnings at Beginning of Period                        4,670,929               4,289,144
                                                               ----------              ----------
Retained Earnings at End of Period                             $4,873,754              $3,892,027
                                                               ==========              ==========



Net Income(Loss) Per Share                                           $.08                  ($.17)
                                                                     ====                  ======


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                               TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   UNAUDITED
                                                                    Three Months Ended
                                                                June 30,                June 30,
                                                                  1995                    1994
                                                                --------                --------

Cash Flows from Operating Activities
     Net Income(Loss)                                            $202,825              ($397,117)
     Items Not Requiring (Providing) Cash
         Included in Income
         Depreciation and Amortization                             99,724                  94,276
         Provision for Losses on Accounts Receivable               28,500                 (25,700)
     (Increase) Decrease in Accounts Receivable                   697,309                 785,549
     (Increase) in Inventories                                     (1,790)               (320,761)
     Decrease (Increase) in Prepaid Expenses &
     Deferred Charges                                            (122,626)                578,972
     (Decrease) Increase in Accounts Payable                     (916,055)               (163,211)
     (Decrease) in Accrued Payrolls, Commissions
     and Other Liabilities                                       (173,568)               (293,421)
     Increase (Decrease) in Income Taxes Payable                   99,779                  (3,363)
     (Decrease) in Deferred Compensation                          (21,136)
     (Decrease) in Deferred Income Taxes                              315                  (1,781)
                                                            -------------             -----------
Net Cash Provided (used) by Operating Activities                 (106,723)                253,443
                                                                ---------               ---------
Cash Flows from Investing Activities:
     Purchases of Properties                                      (93,082)               (155,294)
                                                               ----------             -----------
Net Cash (used in) Investing Activities                           (93,082)               (155,294)
                                                               ----------             -----------
Cash Flows from Financing Activities:
     Exercise of Stock Options & Warrants                          88,367
     (Decrease) Increase in Long-Term Debt                       (143,726)
                                                              -----------             -----------
Net Cash Provided by Financing Activities                         (55,359)
Effect of Exchange Rate Changes on Cash                             5,637                  (7,420)
                                                            -------------           -------------
Net Increase (Decrease) in Cash                                  (249,527)                 90,729
Cash at Beginning of Period                                       607,763                 184,806
                                                              -----------             -----------
Cash at End of Period                                            $358,236                $275,535
                                                                 ========                ========

Cash Paid for Interest and Income Taxes are as follows:
     Interest Paid                                               $105,957                 $75,865
     Taxes Paid                                                  $131,943                  None


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

</TABLE




                                                                 TRANSMATION, INC.
                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                              Number of Shares
                                              of $.50 Par Value          Common Stock             Capital
                                                Common Stock              Issued and             in Excess           Retained
                                                 Outstanding             Outstanding            of Par Value         Earnings
                                              -----------------          ------------           ------------        -----------

Balance, March 31, 1993                            2,374,040               1,187,020              834,679            4,875,378

Issuance of Stock                                        200                     100                  350

Net Loss                                                                                                              (586,234)
                                                   ----------              ----------            ----------           --------
Balance, March 31, 1994                            2,374,240               1,187,120              835,029            4,289,144

Issuance of Stock                                      6,400                   3,200               14,800

Net Income                                                                                                             381,785
                                                   ---------               ---------              -------             --------
Balance, March 31, 1995                            2,380,640               1,190,320              849,829            4,670,929

Issuance of Stock                                     18,400                   9,200               79,167

Net Income                                                                                                             202,825
                                                   ---------               ---------               -------           ----------
Balance, June 30, 1995                             2,399,040               1,199,520              928,996            4,873,754
                                                   =========               =========              ========           =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Revolving Credit Agreement

Borrowings under a secured revolving credit agreement with a bank which extends through July 31, 1996 total $3,920,700 at June 30, 1995.

Maximum funds available under this credit agreement total $6,250,000 and are based on a formula. The interest rate is 1% over the bank's prime lending rate.

The revolving credit agreement contains, among other provisions, restrictions on the annual amount of capital expenditures, restrictions on the annual amount of expenditures made for the purpose of printing and distributing catalogs and requirements for minimum amounts of tangible net worth.

Additionally, the company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the company has agreed to pay to the lender an amount equal to 3/8% of the unused portion of the total credit available. The fee is payable quarterly. Total commitment fees paid on any unused lines of credit under revolving credit agreements were immaterial in 1995 and 1994.

The company is in compliance with provisions of its loan agreement at June 30, 1995.

Note 2 - Inventories

The major classifications of inventory are as follows:

                                                                        June  30,                  March 31,
                                                                           1995                      1995
                                                                        ----------                 ----------
         Raw Materials and Purchased Parts                              $1,455,481                $1,510,425
         Work in Process                                                   872,093                   767,522
         Finished Products                                               4,421,252                 4,469,089
                                                                         ---------                 ---------
                                                                        $6,748,826                $6,747,036
                                                                        ==========                ==========

Note 3 - Stockholders' Equity

In August 1993, an incentive Stock Option plan was adopted. Options were available to be granted to key employees under the 1993 Plan at prices not less than fair market value at the date of grant and are exercisable in annual installments beginning at the date of grant and expiring up to ten years later. A plan adopted in August 1981 has now expired; however, certain options remain exercisable under that plan.

The following table summarizes the transactions under the plans during 1995, 1994, and 1993:


                                                                               Option Price
                                                                              -------------
                                                                     <c<
                                                       Shares           Per Share      Aggregate
Options                                                ------           ---------      ---------
Outstanding - 3/31/93                                  88,500        $     2.25       $199,125
                                                     _________________________________________
Options Granted During the Year                        10,000              4.00         40,000
Options Canceled During the Year                     (  1,000)             2.25      (   2,250)
Options Exercised During the Year                    (    200)             2.25      (     450)
                                                     _________________________________________
Balance, 3/31/94                                        97,300          2.25-4.00       236,425
                                                     _________________________________________
Options Granted During the Year                        163,600             4.25         695,300
Options Exercised During the Year                     (  5,200)            2.25      (   11,700)
Options Canceled During the Year                       (12,100)            2.25      (   27,225)
                                                     _________________________________________
Balance, 3/31/95                                       243,600          2.25-4.25       892,800
Options Exercised During the Year                    (  1,200)             2.25     (     2,700)
Options Canceled During the Year                     (    200)             2.25     (       450)
                                                     ----------        -----------      ------------
Balance, 6/30/95                                       242,200        $2.25-$4.25      $889,650
                                                       =======         ===========     ========

59,200 shares are eligible to be exercised under the 1981 and 1993 plans. The market value of these shares at the date they first became eligible for exercise ranged from $2.00 to $4.75 per share and aggregated $185,350.

On August 21, 1984, shareholders approved the Directors' Warrant Plan. The Plan provides that warrants may be granted thereunder to non-employee directors of Transmation to purchase in the aggregate not more than 50,000 shares of the company's Common Stock. The purchase price for shares issued under the Directors' Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors' Warrant Plan is as follows:

                                                                                 Warrant
                                                               Shares             Price       Aggregate
                                                               ------            --------     ---------

Balance - 3/31/94                                              32,500          $3.00-$3.875   $110,625
                                                     _________________________________________
Balance - 3/31/95                                              32,500           3.00-3.875     110,625
                                                     _________________________________________
Exercised During the Year                                     (14,500)          3.00 -3.875    (54,875)

Canceled During the Year                                     (  2,000)             3.875      (  7,750)
                                                              ---------            ------      ---------

Balance - 6/30/95                                              16,000              $3.00      $ 48,000
                                                               ======              ======     ========

On March 11, 1993, the Board of Directors granted the President of the company's Instrument Division a non-qualified stock option contract for the purchase of 25,000 shares of the company's common stock at $3.00 per share, the fair market value at the date of the grant. These shares are exercisable in equal annual installments beginning at the date of the grant and expiring five years later.

Note 4 - Net Income (Loss) Per Share

The net income per share amounts in 1995 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of the dilutive stock options and warrants. The net loss per share amount in 1994 was computed by dividing the net loss by the number of shares actually outstanding. Common and common equivalent shares averaged 2,461,455 in 1995 and 2,374,240 in 1994.



                                    PART II

                               OTHER INFORMATION
                               -----------------
Item 1.        Legal Proceedings
               -----------------
                  Not Applicable.

Item 2.        Changes in Securities
               ---------------------
                  Not Applicable.

Item 3.        Default Upon Senior Securities
               ------------------------------
                  Not Applicable.

Item 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------
                  Not Applicable.

Item 5.        Other Information
               -----------------
                  Not Applicable.

Item 6.        Exhibits and Reports on Form 8-K
               --------------------------------
                  (a)      Not Applicable
                  (b)      Not Applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               TRANSMATION, INC.


Date:  August 11, 1995                  /s/ Robert G. Klimasewski
                                        Robert G. Klimasewski, President

Date:  August 11, 1995                  /s/ John A. Misiazek
                                        John A. Misiaszek
                                        Vice President, Finance