Form 10-Q/A
period 1995-06-30
TRANSMATION INC
filed 1995-09-14
CIK 99302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1995


                         Commission File Number 0-3905

                               TRANSMATION, INC.
             (Exact name of registrant as specified in its charter)


                          OHIO                      16-0874418
              (State or other jurisdiction of    (I.R.S. Employer
              ncorporation or organization)      Identification No.)


               10 Vantage Point Drive, Rochester, New York 14624
               (Address of principal executive offices-Zip code)


         Registrant's telephone number, including area code 716-352-7777


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No

Indicate the number of shares outstanding for each of the issuer's classes of common stock, as of the latest practicable date.

               Class                              Outstanding at July 27, 1995
               -----                              ----------------------------
               Common                             2,399,040  Shares


The Purpose of this Amendment to Form 10-Q for the quarter ended June 30, 1995 is to submit the Registrant's Exhibit 27 Financial Data Schedule.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


TRANSMATION, INC.


By:   /s/ Robert G. Klimasewski                        Date: September 14, 1995
      -------------------------
      Robert G. Klimasewski, President


By:   /s/ John A. Misiaszek                            Date: September 14, 1995
      ---------------------
      John A. Misiaszek
      Vice President, Finance

                               INDEX TO EXHIBITS

(27)     Financial Data Schedule.

         Financial Data Schedule (filed herewith).