Form 10-Q
period 1995-09-30
TRANSMATION INC
filed 1995-11-13
CIK 99302

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
 x       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 --      EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

 -- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to


                         Commission file number 0-3905

                               TRANSMATION, INC.
             (Exact name of registrant as specified in its charter)

               OHIO                                         16-0874418
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     10 Vantage Point Drive, Rochester, NY                    14624
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code   716-352-7777


Former name, former address and former fiscal year, if changed since last report Indicate by check mark (x) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes x      No
                                              ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class               Number of Shares Outstanding                Date
-----               ----------------------------                ----
Common              2,418,440                                   October 18, 1995


                                TOTAL PAGES - 30

                                                          PART I
                                                  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                                       TRANSMATION
                                                CONSOLIDATED BALANCE SHEET
                                                          ASSETS
                                                              Sept. 30,                  March 31,
                                                                1995                       1995
                                                              --------                    ------

Current Assets:
     Cash                                                     $   294,548             $   607,763
     Accounts Receivable, less allowance for
     doubtful accounts of $528,200 at 9/30/95
     and $473,000 at 3/31/95                                    4,958,207               5,524,244
     Inventories                                                6,508,471               6,747,036
     Prepaid Expenses and Deferred Charges                      1,263,689               1,270,833
     Deferred Tax Assets                                          130,741                 132,026
                                                              -----------              ----------
     Current Assets                                            13,155,656              14,281,902
                                                              -----------             -----------
Properties, at cost, less accumulated
depreciation and amortization                                   1,577,801               1,500,498
Deferred Charges                                                  145,106                 146,161
Deferred Income Taxes                                             153,109                 154,926
Other Assets                                                      218,497                 209,920
                                                              -----------             -----------
                                                              $15,250,169             $16,293,407
                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                         $ 2,079,378             $ 3,655,934
     Accrued Payrolls, Commissions and Other
     Liabilities                                                  941,014               1,187,992
     Income Taxes Payable                                         264,949                   2,610
                                                              -----------             -----------
     Current Liabilities                                        3,285,341               4,846,536
                                                              -----------             -----------
Long-Term Debt                                                  4,039,800               4,064,426
Deferred Compensation                                             737,417                 780,880
                                                              -----------             -----------
                                                                8,062,558               9,691,842
                                                              -----------             -----------
Stockholders' Equity
     Common  Stock,  par value $.50 per share -
     Authorized  - 8,000,000  shares
     issued outstanding - 2,418,440 shares at 9/30/95 and
     2,380,640 at 3/31/95                                       1,209,220               1,190,320
     Capital in Excess of Par Value                               993,546                 849,829
     Accumulated Translation Adjustment                           (77,493)               (109,513)
     Retained Earnings                                          5,062,338               4,670,929
                                                              -----------             -----------
                                                                7,187,611               6,601,565
                                                              -----------             -----------
                                                              $15,250,169             $16,293,407
                                                              ===========             ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               TRANSMATION, INC.
                    CONSOLIDATED STATEMENT OF INCOME (LOSS)
                                   UNAUDITED



                                                            Three Months Ended                             Six Months Ended
                                                        -------------------------------           ----------------------------------
                                                          Sept. 30,         Sept. 30,              Sept. 30,            Sept. 30,
                                                            1995               1994                   1995                1994
                                                        ---------------------------------         ----------------------------------

Net Sales                                               $  9,100,252         $  8,478,390         $ 18,666,749         $ 16,955,729
                                                        ------------         ------------         ------------         ------------

Costs and Expenses:
   Cost of Product Sold                                    5,726,831            5,314,932           11,760,795           10,747,671
   Selling & Admin. Expenses                               2,682,226            2,740,339            5,483,910            5,737,290
   Research & Develop. Costs                                 261,187              285,961              529,112              650,351
   Interest Expense                                          106,899              106,811              218,998              187,187
                                                         -----------         ------------         ------------         ------------
                                                           8,777,143            8,448,043           17,992,815           17,322,499
                                                         -----------         ------------         ------------         ------------
Income(Loss) Before Taxes                                    323,109               30,347              673,934             (366,770)
Provision for Income Taxes
    State and Federal                                        134,525               13,000              282,525               13,000
                                                         -----------         ------------          -----------         ------------
Net Income(Loss)                                             188,584               17,347              391,409             (379,770)
Retained Earnings at
    Beginning of Period                                    4,873,754            3,892,027            4,670,929            4,289,144
                                                         -----------         ------------         ------------         ------------
Retained Earnings at
    End of Period                                       $  5,062,338         $  3,909,374         $  5,062,338         $  3,909,374
                                                        ============         ============


Net Income(Loss) Per Share                              $         .07        $         .01        $         .15       ($        .16)
                                                           ===============================        =================================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                   TRANSMATION, INC.
                                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       UNAUDITED


                                                                        Three Months Ended                        Six Months Ended
                                                                ------------------------------------ -------------------------------
                                                                  July 1, 1995        July 1, 1994   April 1, 1995     April 1, 1994
                                                                        to                  to              to               to
                                                                Sept. 30, 1995       Sept. 30, 1994  Sept. 30, 1995   Sept. 30, 1994
                                                                -----------------------------------  ------------------------------

Cash Flows from Operating Activities:

      Net Income(Loss)                                            $   188,584       $    17,437       $   391,409       ($  379,770)
      Items Not Requiring (Providing) Cash
         Included in Income
         Depreciation and Amortization                                108,024           109,017           207,748           203,383
         Increase in Cash Surrender Value of
            Insurance Policies                                         (8,577)           (8,716)           (8,577)           (8,716)
         Provision for Losses on Accounts Receivable                   26,700            35,600            55,200             9,900
      Decrease(Increase) in Accounts Receivable                      (186,472)          182,292           510,837           967,841
      Decrease(Increase) in Inventories                               240,355            39,442           238,565          (281,319)
      Decrease(Increase) in Prepaid Expenses and
          Deferred Charges                                            130,825           293,913             8,199           872,885
      (Decrease)Increase in Accounts Payable                         (660,501)         (417,374)       (1,576,556)         (580,585)
      (Decrease)Increase in Accrued Payrolls,
          Commissions and Other Liabilities                           (73,410)         (155,682)         (246,978)         (449,103)
      Increase(Decrease) in Income Taxes Payable                      162,560             1,893           262,339            (1,470)
      (Decrease)Increase in Deferred and Prepaid
          Income Taxes                                                  2,787             3,367             3,102             1,586
      Deferred Compensation                                           (22,327)                            (43,463)
                                                                -----------------------------------  ------------------------------

Net Cash Provided (Used) by Operating Activities                      (91,452)          101,189          (198,175)          354,632
                                                                -----------------------------------  ------------------------------

Cash Flows (Used in) Investing Activities:
      Purchases of Properties                                        (191,969)         (113,336)         (285,051)         (268,630)
                                                                -----------------------------------  ------------------------------
Net Cash (Used in) Investing Activities                              (191,969)         (113,336)         (285,051)         (268,630)
                                                                -----------------------------------  ------------------------------

Cash Flows from Financing Activities:

      Exercise of Stock Options and Warrants                           74,250             2,250           162,617             2,250
      Increase(Decrease) in Long-Term Debt                            119,100            31,926           (24,626)           31,926
                                                                -----------------------------------  ------------------------------

Net Cash Provided by Financing Activities                             193,350            34,176           137,991            34,176
                                                                -----------------------------------  ------------------------------

Effect of Exchange Rate Changes on Cash                                26,383            23,568            32,020            16,148
                                                                -----------------------------------  ------------------------------

Net Increase(Decrease) in Cash                                        (63,688)           45,597          (313,215)          136,326

Cash at Beginning of Period                                           358,236           275,535           607,763           184,806
                                                                -----------------------------------  ------------------------------
Cash at End of Period                                             $   294,548       $   321,132       $   294,548       $   321,132
                                                                ===================================   =============================

Cash Paid for Interest and Income Taxes
are as follows:

      Interest Paid                                               $   104,634       $   130,284       $   210,591       $   206,149
      Taxes Paid                                                  $    35,922       NONE              $   167,865       NONE

      SEE NOTES TO FINANCIAL STATEMENTS



                               TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          Number of Shares
                                          of $.50 Par Value            Common Stock               Capital
                                            Common Stock                Issued and               in Excess             Retained
                                             Outstanding               Outstanding             of Par Value            Earnings
                                      -----------------------   ------------------------   -------------------   -------------------

Balance, March 31, 1993                             2,374,040                 $1,187,020              $834,679            $4,875,378

Issuance of Stock                                         200                        100                   350

Net Loss                                                                                                                   (586,234)
                                      -----------------------   ------------------------   -------------------   -------------------

Balance, March 31, 1994                             2,374,240                  1,187,120               835,029             4,289,144

Issuance of Stock                                       6,400                      3,200                14,800

Net Income                                                                                                                   381,785
                                      -----------------------   ------------------------   -------------------   -------------------

Balance, March 31, 1995                             2,380,640                  1,190,320               849,829             4,670,929

Issuance of Stock                                      37,800                     18,900               143,717

Net Income                                                                                                                   391,409
                                     -----------------------   ------------------------   -------------------   -------------------

Balance, September 30, 1995                         2,418,440                 $1,209,220              $993,546            $5,062,338
                                      =======================   ========================   ===================   ===================

                            SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Revolving Credit Agreement

Borrowings under a secured revolving credit agreement with a bank which extends through July 31, 1998 total $4,039,800 at September 30, 1995.

Maximum funds available under this credit agreement total $7,000,000. The interest rate the bank's prime lending rate.

The revolving credit agreement contains, among other provisions, restrictions on the annual amount of capital expenditures, restrictions on the annual amount of expenditures made for the purpose of printing and distributing catalogs and requirements for minimum amounts of tangible net worth.

Additionally, the company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the company has agreed to pay to the lender an amount equal to 1/4% of the unused portion of the total credit available. The fee is payable quarterly. Total commitment fees paid on any unused lines of credit under revolving credit agreements were immaterial in 1995 and 1994.

The company is in compliance with provisions of its loan agreement at September 30, 1995.

Note 2 - Inventories

The major classifications of inventory are as follows:

                                                       Sept. 30, 1995        March 31, 1995
                                                       --------------        --------------
         Raw Materials and Purchased Parts             $1,844,324            $1,510,425
         Work in Process                                  878,277               767,522
         Finished Products                              3,785,870             4,469,089
                                                       ----------            ----------
                                                       $6,508,471            $6,747,036
                                                       ==========            ==========

Note 3 - Stockholders' Equity

In August 1993, an incentive Stock Option plan was adopted; this plan was amended in August 1995. Options are available to be granted to employees under the 1993 Plan at prices not less than fair market value at the date of grant and are exercisable in annual installments beginning at the date of grant and expiring up to ten years later. A plan adopted in August 1981 has now expired; however, certain options remain exercisable under that plan.

The following table summarizes the transactions under the plans during 1995, 1994, and 1993:

                                                                     Option Price
                                                      Shares         Per Share        Aggregate
                                                      ------         ------------     ---------
Options Outstanding - 3/31/93                         88,500          $2.25            $199,125
                                                      ------          -----            --------
Options Granted During the Year                       10,000           4.00              40,000
Options Cancelled During the Year                    (1,000)           2.25              (2,250)
Options Exercised During the Year                      (200)           2.25                (450)
Balance, 3/31/94                                      97,300           2.25-4.00        236,425
Options Granted During the Year                      164,600           4.25             699,550
Options Exercised During the Year                    (5,200)           2.25             (11,700)
Options Cancelled During the Year                   (12,100)           2.25             (27,225)
                                                    --------          -----            --------
Balance, 3/31/95                                     244,600           2.25-4.25        897,050
Options Exercised During the Year                   (13,400)           2.25             (30,150)
Options Cancelled During the Year                    (2,000)           2.25-6.25         (8,500)
Options Granted During the Year                      187,400           4.25-6.25        951,250
                                                     -------           ---------        -------
Balance, 9/30/95                                     416,600          $2.25-6.25     $1,809,650
                                                     =======          ==========     ==========

59,600 shares are eligible to be exercised under the 1981 and 1993 plans. The market value of these shares at the date they first became eligible for exercise ranged from $2.00 to $6.50 per share and aggregated $224,750.

On August 21, 1984, shareholders approved the Directors' Warrant Plan. On August 16, 1995, this plan was amended by shareholders. The Plan provides that warrants may be granted thereunder to non-employee directors of Transmation to purchase in the aggregate not more than 100,000 shares of the company's Common Stock. The purchase price for shares issued under the Directors' Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors' Warrant Plan is as follows:

                                                                       Warrant
                                                      Shares            Price         Aggregate
                                                      ------           -------        ---------
Balance - 3/31/94                                     32,500         $3.00-3.875       $110,625
                                                      ------         -----------       --------
Balance - 3/31/95                                     32,500          3.00-3.875        110,625
                                                      ------          ----------       --------
Exercised During the Year                           (14,500)          3.00-3.875        (54,875)
Granted During the Year                               14,000          6.500              91,000
Cancelled During the Year                            (2,000)          3.875              (7,750)
                                                     -------          -----             -------
Balance - 9/30/95                                    $30,000         $3.00-6.50        $139,000
                                                     =======         ==========        ========

On March 11, 1993, the Board of Directors granted the President of the Company's Instrument Division a non-qualified stock option contract for the purchase of 25,000 shares of the company's common stock at $3.00 per share, the fair market value at the date of the grant. These shares are exercisable in equal annual installments beginning at the date of the grant and expiring five years later.

On August  15,  1995,  the  Board of  Directors  granted  the  President  of the
Company's Transcat division a non-qualified stock option contract for the purchase of 30,000 shares of the Company's common stock at $6.25 per share, the fair market value at the date of the grant. These shares are exercisable in equal installments beginning at the date of the grant and expiring five years later.

Note 4 - Net Income (Loss) Per Share

The net income per share amounts in 1995 and 1994 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of the dilutive stock options and warrants. The net loss per share amount in 1994 was computed by dividing the net loss by the number of shares actually outstanding. Common and common equivalent shares averaged 2,524,377 in 1995 and 2,375,240 in 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales increases result primarily from increased product, service and repair sales within the Company's Transcat division. Shipments from the Company's domestic Instrument division and through its Far East subsidiaries are not presently achieving planned levels and efforts are underway to correct this situation.

Financial Condition

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with a bank, its profitability and through management of its balance sheet.

At September 30, 1995, trade accounts receivable had been reduced more than $566,000 compared to the balance which existed at March 31, 1995, and inventories at September 30, 1995 had been reduced by more than $238,000 compared to amounts which existed at March 31, 1995. These reductions, combined with a reduction of cash balances enabled the Company to reduce its balance of Trade Accounts Payable by more than $1,567,000 as of September 30, 1995 when compared to the balance which existed at March 31, 1995.

The Company signed an amendment to its existing revolving credit facility during the quarter which increases the total amount available under the credit to $7,000,000, reduces the rate charged on amounts outstanding to the bank's prime lending rate, and extends the expiration date of the agreement through July 31, 1998.

Results of Operations
Comparison of July 1, 1995 - September 30, 1995
                     to
              July 1, 1994 - September 30, 1994

Sales increased approximately 7% in 1995 compared to 1994. This increase is the result of gains achieved in the Company's Transcat division and in its domestic Instrument division.

Cost of products sold increased by approximately 8% in 1995 compared to 1994. A somewhat less favorable sales mix compared to fiscal 1994 caused cost of products sold to increase slightly more than sales in the period.

Sales and administrative expenses totaled 29.5% of sales in 1995 compared to 32.3% of sales in 1994. This improvement resulted primarily from lower catalog mailing costs in 1995 compared to 1994.

Research and development spending was 9% lower in 1995 than in 1994. Research spending has been reduced during the past year bringing Company spending in line with industry norms.

Comparison of April 1, 1995 - September 30, 1995
                     to
              April 1, 1994 - September 30, 1994

Sales increased 10% in the six month period ended September 30, 1995 compared to the same period one year ago. This increase is primarily the result of gains achieved in the Company's Transcat division.

Cost of products sold increased by approximately 9% in fiscal 1995 compared to the same period in 1994. This increase is approximately equal to the increase in sales that was achieved.

Sales and administrative expenses totaled 29.4% of sales in the six month period ended September 30, 1995 compared to 33.8% of sales in the same 1994 period. Lower catalog costs in 1995 are the primary reason for the reduction in sales and administrative expenses.

Research and development costs totaled 2.8% of sales in 1995 versus 3.8% of sales in 1994. Research spending has been reduced to a level in line with industry norms in 1995.


                                    PART II

                               OTHER INFORMATION


Item 2.  Changes in Securities

         On  September  8,  1995,   Transmation  amended  its  revolving  credit
         agreement with a bank. That amendment is filed as Exhibit 4(c) to this filing.

Item 4.  Submission of Matters to a Vote of Security Holders

          On August 15, 1995, Mr. Gerald R. Katz, Mr. Robert G. Klimasewski and Mr. Philip P. Schulp were elected to serve 3-year terms as Directors of Transmation, Inc. Price Waterhouse was elected to serve as auditors for fiscal 1996; the Transmation, Inc. 1993 Stock Option Plan was amended and restated; the Transmation, Inc. Employees' Stock Purchase Plan was ratified; the Transmation, Inc. Amended and Restated Directors' Warrant Plan was ratified; and the Transmation, Inc. Directors' Stock Plan was ratified.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRANSMATION, INC.


Date November 13, 1995              /s/ Robert G. Klimasewski
     ------------------------       Robert G. Klimasewski, President


Date November 13, 1995              /s/ John A. Misiaszek
     ------------------------       John A. Misiaszek
                                    Vice President, Finance

                               INDEX TO EXHIBITS


  (2)    Plan  of  acquisition,  reorganization,   arrangement,  liquidation  or
         succession

         Not applicable.

  (3)     (a)       Articles of Incorporation

                    Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.

          (b)       By-laws

                    Code of Regulations, as amended, are incorporated herein by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.

  (4)    Instruments   defining  the  rights  of  security  holders,   including
         indentures

          (a) The documents listed under Item (3) of this Index are incorporated herein by reference.

          (b) Revolving Credit Agreement between the Registrant and Manufacturers and Traders Trust Company is incorporated herein by reference to Exhibit 1 to the Registrant's Form 10-Q for the quarter ended September 30, 1994.

         *(c) Agreement and Amendment No. 1 to an Existing Revolving Credit Facility Agreement between the Registrant and Manufacturers and Traders Trust Company dated September 8, 1995, together with a brief identification of the contents of all omitted exhibits thereto, is included herein as
                    Exhibit 4(c) at pages 14 through 22 of this Report. Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted exhibits.

  (10)   Material Contracts

          (a) The documents listed under Item (4) of this Index are incorporated herein by reference.

          (b)       Compensation  agreements  between the Registrant and William
                    J. Berk are incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended March 31, 1984, and Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended March 31, 1991.

          (c) Non-Statutory Stock Option Agreement dated March 11, 1993 between the Registrant and Thomas R. Crumlish is incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended March 31, 1993.

          (d) Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Registrant's Form 10-K for the fiscal year ended March 31, 1995.

          (e) Employment Agreement dated as of April 1, 1995 between the Registrant and Robert G.

                    Klimasewski is incorporated herein by reference to Exhibit 10(ii) to the Registrant's Form 10-K for the fiscal year ended March 31, 1995.

          (f) Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Exhibit 99(b) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.

          (g) Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99(c) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.

          (h) Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.

          *(i) Amendment No. 1 to Transmation, Inc. Directors' Stock Plan is included herein as Exhibit 10(i) at page 23 of this Report.

          *(j) Non-Statutory Stock Option Agreement dated August 15, 1995 between Transmation, Inc. and Eric W. McInroy is included herein as Exhibit 10(j) at pages 24 through 28 of this Report.

  (11)   Statement re computation of per share earnings

         Not applicable.

  (15)   Letter re unaudited interim financial information

         Not applicable.

  (18)   Letter re change in accounting principles

         Not applicable.

  (19)   Report furnished to security holders

         Not applicable.

  (22) Published report regarding matters submitted to vote of security holders

         Not applicable.

  (23)   Consents of experts and counsel

         Not applicable.

  (24)   Power of attorney

         Not applicable.

*(27)    Financial Data Schedule

         The Financial Data Schedule is included herein as Exhibit 27 at pages 29 through 30 of this Report.

  (99)   Additional Exhibits

         Not applicable.


* Exhibit filed with this Report

                                  EXHIBIT 4(c)
                         AGREEMENT AND AMENDMENT NO. 1
                            TO AN EXISTING REVOLVING
                           CREDIT FACILITY AGREEMENT



  THIS AGREEMENT AND AMENDMENT NO. 1 TO AN EXISTING REVOLVING CREDIT FACILITY AGREEMENT is made September 8, 1995, by and between MANUFACTURERS AND TRADERS TRUST COMPANY ("Bank"), a domestic corporation with an office and principal place of business located at One M&T Plaza, Buffalo, New York 14240, and TRANSMATION, INC. ("Borrower"), an Ohio corporation authorized to do business in New York State, with an office and principal place of business located at 977 Mt. Read Blvd., Rochester, New York 14606.

                                R E C I T A L S
                                ---------------


  A. On or about September 13, 1994, Bank and Borrower entered into a Revolving Credit Facility Agreement.

  B. In connection with its execution of the Revolving Credit Facility Agreement, Borrower and other Entities also executed and delivered to Bank various Documents.

  C. Bank and Borrower desire to make certain changes to the Revolving Credit Facility Agreement, which changes are set forth below.

  NOW, THEREFORE, in consideration of the promises set forth below, and/or in consideration of any prior extension of credit by Bank to Borrower and/or in consideration of Bank entering into the Agreement, Bank and Borrower hereby agree as follows:

  1. This Agreement and Amendment No. 1 to an Existing Revolving Credit Facility Agreement is referred to below as the "Amendment". Except as otherwise specified in this Amendment, capitalized terms used in this Amendment and in the Documents executed in connection with this Amendment, have the definition given to them in the September 13, 1994 Revolving Credit Facility Agreement between Bank and Borrower, as amended by this Amendment and as hereafter amended from time to time ("Agreement").

  2. Effective as the date this Amendment is executed by Bank and Borrower ("Amendment Date"), Sections 1.17, 1.19 and 1.22, are deleted and replaced with the following.

  "1.17 The term "Maximum Credit" shall mean $7,000,000.00. At any time that Bank in its sole discretion notifies Borrower in writing that it is re-instituting a formula-based Revolver, then from the date of Bank's notice to Borrower, the term "Maximum Credit" shall mean the lesser of $7,000,000.00 or the then current Borrowing Base.

  1.19 The term "Note" shall mean the $7,000,000.00 Grid Note executed by Borrower on the

  Amendment Date pursuant to Section 2 of the Agreement, as extended, supplemented, modified, amended or replaced from time to time. The term "Prior Note" shall mean the $6,250,000.00 Grid Note executed by Borrower on the Closing Date, which is being replaced on the Amendment Date by the Note.

  1.22  The term "Revolver Expiration Date" shall mean August 1, 1998."

  3.  Effective as of the  Amendment  Date,  the following are added as Sections
  1.27 and 1.28 of the Agreement.

  "1.27 The term "Amendment" shall mean an Agreement and Amendment No. 1 to an Existing Revolving Credit Facility Agreement entered into by Bank and Borrower on the Amendment Date.

  1.28 The term "Amendment Date" shall mean the date the Amendment is executed by Bank and Borrower."

  4. Effective as of the Amendment Date, Section 2.1 of the Agreement is deleted and replaced with the following:

  "2.1   $7,000,000.00 Revolver

         2.1.1 Effective as of the Amendment Date, Bank hereby establishes for Borrower a Revolver, the unpaid principal balance of which shall not at any time exceed the Maximum Credit. This Revolver replaces and supersedes the $6,250,000.00 Revolver previously provided to Borrower by Bank under Section 2 of this Agreement. Within such limit, Borrower may borrow, repay and reborrow, for working capital purposes only, on and after the Amendment Date through the Revolver Expiration Date, provided that the following conditions are met at the time of each borrowing request:

                    2.1.1.1 Borrower is not in default under this Agreement, and no condition exists, which, with notice, lapse of time or both, would constitute a default under this Agreement.

                    2.1.1.2 All  representations  and  warranties  contained  in
         Section 4 of this Agreement and elsewhere in the Agreement and/or in any Document are true and correct as of the date of the requested borrowing.

         2.1.2 Unless sooner accelerated, all loans made under this Revolver shall be repayable on the Revolver Expiration Date, pursuant to the terms of Borrower's Note, which shall be in the form of Exhibit A to the Amendment, with blanks appropriately completed.

         2.1.3 Each borrowing under this Revolver shall be processed by debiting this Revolver and crediting Borrower's checking account with Bank for the amount of the borrowing or otherwise making the loan proceeds available to Borrower. The loan shall be deemed made immediately upon the crediting of the loan proceeds to Borrower's checking account with Bank or by Bank otherwise making the loan proceeds available to Borrower. Each loan, together with the unpaid principal balance of all previous loans made under this Revolver, shall be deemed automatically refinanced and consolidated into one loan, which shall be payable to Bank as indicated in the Note.

         2.1.4 So long as Bank receives notice of a proposed borrowing by 1:00 p.m. on a Business Day, and the conditions precedent set forth in Sections 2.1.1.1 through 2.1.1.3 are satisfied, Bank will make advances duly authorized and permitted under this Revolver available to Borrower by crediting Borrower's checking account maintained at Bank's main office on that date. If Bank receives notice of a proposed borrowing after 1:00 p.m. on a Business Day, it will endeavor to make the advance available on that date, but if Bank is unable to do so, Bank will make the advance to Borrower by crediting Borrower's checking account maintained at Bank's office no later than 10:00 a.m. of the next Business Day.

         2.1.5 The unpaid principal balance of the Note shall at all times prior to acceleration, accrue interest, computed on the basis of a 360 day year for the actual number of days elapsed, at the floating rate of Bank's Prime Rate per annum. If any payment due under the Note is not made within five days of the date when due, Borrower shall pay a late charge equal to the greater of 5% of the delinquent amount or $50.00, or Bank's then current late charge. In the event Bank accelerates payment of the Note, interest shall accrue on the unpaid principal balance of the Note at the floating rate of Bank's Prime Rate plus 5.0% per annum, computed on the basis of a 360 day year for the actual number of days elapsed, until the Note is paid in full. In the event there is a change in Bank's Prime Rate, the change in the accruing interest rate on the Note shall be effective on the day when the change in Bank's Prime Rate is made by Bank, without notice to Borrower. Payments of accrued interest on the Note shall be due on the first Business Day of each month, commencing October 2, 1995, and when Bank has accelerated payment of the Note, and on the Revolver Expiration Date, and when the Note is paid in full.

         2.1.6. In the event that the unpaid principal balance of the of the Note at any time exceeds the Maximum Credit for any reason, including but not limited to a change in the Borrowing Base and/or a decrease in the value of Eligible Accounts Receivable and/or Eligible Inventory, then Borrower shall, without notice, demand or protest, pay to Bank within ten days of the date the unpaid principal balance of the Note exceeds the Maximum Credit, a sum sufficient to reduce the principal balance of the Note to an amount equal to or less than the Maximum Credit. Any unpaid principal balance of the Note which is in excess of the Maximum Credit shall, until such excess is paid in full, or until Bank accelerates payment of the Note, accrue interest at the floating rate of Bank's Prime Rate plus 3% per annum, calculated on the basis of a 360 day year for the actual number of days elapsed.

         2.1.7 Bank is authorized to act on the telephone requests for borrowing and/or prepayment, of any person identifying himself as an Authorized Person and Borrower will be bound by such instructions. Borrower hereby indemnifies and holds Bank harmless from any liability (including Bank's reasonable attorneys' fees), which may arise as a result of Bank's good faith reliance on telephone requests for borrowing and/or prepayment from any person identifying himself as an Authorized Person.

         2.1.8 Borrower shall pay to Bank a commitment fee equal to 1/4 of 1% per annum (calculated on the basis of a 360 day year), on the daily average of the difference between

         $7,000,000.00 (subject to permanent reduction,  as specified in Section
         2.1.9 below), and the aggregate principal amount outstanding under the Revolver. This commitment fee shall be payable in arrears and calculated by Bank as of the first Business Day of each October (commencing October 2, 1995), January, April and July, and on the Revolver Expiration Date and when payment of the Note is accelerated. The commitment fees shall be due and payable by Borrower within ten days of the date that Bank bills Borrower for the commitment fee.

         2.1.9 On five Business Days written notice to Bank, Borrower may elect to reduce the number "$7,000,000.00" in the definition of Maximum Credit to a lesser amount selected by Borrower. Upon such election, the reduction shall be permanent and irrevocable, and if the then unpaid principal balance of the Note exceeds the revised Maximum Credit, Borrower shall immediately pay to Bank a sum sufficient to reduce the unpaid principal balance of the Note to the new Maximum Credit."

  5. Borrower represents and warrants to Bank that as of the Amendment Date, all representations and warranties contained in Exhibit "4" to the Agreement are true and accurate. Borrower further represents and warrants to Bank that as of the Amendment Date, neither Borrower nor any Subsidiary has violated any of the covenants contained in Exhibit "4" to the Agreement, or in any elsewhere in the Agreement, or in any Document. Borrower acknowledges to Bank that Borrower and each of its Subsidiaries has a continuing obligation to comply with all of the covenants contained in Exhibit "4" of the Agreement, and all covenants contained elsewhere in the Agreement and all covenants contained in Documents. Borrower acknowledges to Bank on behalf of itself and on behalf of each of its Subsidiaries that all representations and warranties contained in Exhibit "4" to the Agreement and elsewhere in the Agreement and in Documents are deemed to be made on a continuing basis from the Closing Date through the Termination Date, and Borrower agrees to give Bank prompt written notice at any time that any representation or warranty contained in Exhibit "4" or elsewhere in the Agreement or in any Document becomes untrue.

  6. Effective on the Amendment Date, Section 5 of the Agreement is deleted and replaced with the following:

                                   "SECTION 5
                              Financial Covenants


         Borrower covenants and agrees that from the Amendment Date through the Termination Date, Borrower will at all times comply with the financial covenants contained in Exhibit "B" to the Amendment.

                               End of Section 5"

  7. Borrower represents and warrants to Bank that, as of the Amendment Date, Borrower is not in default under Section 6 of the Agreement, and no condition exists which with notice, lapse of time or both, would constitute a default under Section 6 of the Agreement.

  8. Borrower represents and warrants to Bank that as of August 31, 1995, there was due Bank on the $6,250,000.00 Grid Note executed by Borrower on the Closing Date ("Prior Note"), the sum of $4,317,00.00 in principal, plus accrued interest ("Prior Note"). Borrower further acknowledges to Bank that the Prior Note constitutes Borrower's valid and binding obligation, enforceable by Bank according to its terms, and that as of the Amendment Date, there were no offsets against or defenses to Borrower's liability to Bank under the prior note.

  9. Except as set forth above, all terms and conditions of the Agreement, as amended by the Amendment, and the Documents remain the same.

  10. Borrower acknowledges and represents and warrants to Bank that the Agreement, as modified by this Amendment, and all Documents executed by Borrower at any time, including but not limited to the Note, Security Agreement, Mortgage and Negative Pledge Agreement, are and constitute valid and binding obligations of Borrower, enforceable against Borrower by Bank according to their respective terms, and that as of the Amendment Date, there were no offsets against or defenses to Borrower's liability to Bank thereunder.

  11. Borrower represents and warrants to Bank and acknowledges to Bank that the following Exhibits attached to the Agreement remain accurate in all respects:
Exhibit "1.2", Exhibit "1.11", Exhibit "1.20", Exhibit "3.1", Exhibit "3.5.1", Exhibit "3.6.1", and Exhibit "3.8".

  12. Bank's obligation to enter into this Amendment is contingent upon the execution of this Amendment by Borrower, and the performance by Borrower of all terms and conditions specified in this Amendment, and upon the following additional terms and conditions.

         a. Borrower shall deliver to Bank a Certificate executed by its Secretary, containing the duly adopted resolutions of its directors, consenting to the adoption of resolutions authorizing among other things, the execution by Borrower of this Amendment, and all Documents to be executed by Borrower in connection therewith. The Certificate shall be in the form of Exhibit "C", with blanks appropriate completed.

         b. On the Amendment Date, Borrower shall direct its attorneys (Harter, Secrest & Emery or such other attorneys as are acceptable to Bank), to provide, and such attorneys shall provide to Bank and its attorneys an opinion letter which shall contain such opinions as shall be satisfactory to Bank and its attorneys.

         c. After the Amendment Date, Borrower shall pay to Bank in full all accrued interest due under the Prior Note when billed by Bank, and all borrowings under the Prior Note shall be replaced with borrowings under the Note.

          d. There shall be no materially adverse change in the business, assets or condition (financial or otherwise), of Borrower and/or of any Guarantor, as disclosed to Bank in any matter.

         e. Within thirty days of the Amendment Date, all Guarantors shall execute and deliver to Bank an Agreement and Acknowledgement pursuant to which they acknowledge to Bank that all Documents executed by them in connection with the Agreement, including but not limited to their respective Guaranties, remain in full force and effect ("Acknowledgement"). The form of the Acknowledgements shall be satisfactory to Bank and its attorneys.

         f. Borrower and Guarantors shall execute and deliver to Bank such additional writings and agreements which Bank deems necessary in order to protect and perfect Bank's interests created under the Agreement, as amended by this Amendment and under the Documents.

         g. All legal details in connection with this Amendment and the Documents executed in connection therewith, shall have met with the approval of Bank and Woods, Oviatt, Gilman, Sturman & Clarke, counsel for Bank.

         Bank, at is sole option, may extend past the Amendment Date, the time in which Borrower and/or any Guarantor and/or any other Entity is required to provide any of the Documents required to be delivered under this Amendment. The extension may be written or oral, expressed or implied, such as where Bank executes this Amendment on the Amendment Date without one or more of the Documents required under this Amendment having been provided. Such extension shall not operate as a waiver of the requirement that such Documents be provided, and Borrowers and/or Guarantors and/or any other Entities failure to provide such Documents to Bank after the Amendment Date, shall at Bank's option, constitute a default under Section 6.1.4 of the Agreement. The requirement that Borrower and/or any Guarantor and/or any other Entity deliver to Bank any Documents called for under this Amendment may only be waived in a writing signed by Bank.

  13. On the Amendment Date, Borrower shall pay all of Bank's attorneys' fees and disbursements incurred and to be incurred in connection with the preparation, negotiation and execution of this Amendment, the Documents executed in connection with this Amendment, and all related matters.

  14. This Amendment is governed by New York law, and may not be amended or terminated orally. Any litigation involving this Amendment and/or the Agreement and/or any of the Documents shall at Bank's sole option, be triable only in a court located in Monroe County, New York. BORROWER WAIVES THE RIGHT TO A JURY TRIAL IN ANY LITIGATION OF ANY NATURE OR KIND IN WHICH BORROWER AND BANK ARE PARTIES. No other Entity is a third party beneficiary of this jury trial waiver. Borrower also waives the right to require Bank to post an undertaking in any action commenced by Bank against Borrower, or in any action in which Bank and Borrower are both parties, including but not limited to an action under Article 71 of the CPLR.

  IN WITNESS WHEREOF, Bank and Borrower have executed this Amendment on the date first written above.

                                           MANUFACTURERS AND TRADERS
                                             TRUST COMPANY


                                    By:    /s/ J. Theodore Smith
                                           ---------------------------
                                           J. Theodore Smith
                                           Assistant Vice President


                                           TRANSMATION, INC.


                                    By:    /s/ Robert G. Klimasewski
                                           ---------------------------
                                           Robert G. Klimasewski
                                           President

STATE OF NEW YORK )
COUNTY OF MONROE  )ss:

  On this 8th day of September, 1995, before me personally came J. Theodore Smith, to me known, who, being by me duly sworn, did depose and say that he is an Assistant Vice President of MANUFACTURERS AND TRADERS TRUST COMPANY, the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.


                                           /s/ Gary F. Amendola
                                           ---------------------------
                                                  Notary Public
STATE OF NEW YORK )
COUNTY OF MONROE  )ss:

  On this 8th day of September, 1995, before me personally came Robert G. Klimasewski, to me known, who, being by me duly sworn, did depose and say that he is an Assistant Vice President of TRANSMATION, INC., the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.


                                           /s/ Gary F. Amendola
                                           ---------------------------
                                                  Notary Public

                   EXHIBIT A: Grid Note with Rider [omitted]

                                   EXHIBIT B

                  Section 5 - Schedule of Financial Covenants


        1. On the Amendment Date, Borrower shall have and maintain at all times through March 30, 1996, a Tangible Net Worth of $6,602,000.00 or higher.

        2. On March 31, 1996, Borrower shall have and maintain at all times through March 30, 1997, a Tangible Net Worth of $7,200,000.00 or higher.

        3. On March 31, 1997, Borrower shall have and maintain at all times through March 30, 1998, a Tangible Net Worth of $8,000,000.00 or higher.

        4. On March 31, 1998, Borrower shall have and maintain at all times through March 30, 1999, a Tangible Net Worth of $9,000,000.00 or higher.

        5. On March 31, 1999, Borrower shall have and maintain at all times through the Termination Date, a Tangible Net Worth of $10,000,000.00 or higher

        6. Borrower shall not make, directly or indirectly, in any fiscal year, Capital Expenditures (which term shall include obligations under capital leases as determined by GAAP), in excess of the amounts indicated for the fiscal years indicated below.

               a.    Fiscal year ending 3/31/96                     $750,000.00

               b.    Fiscal year ending 3/31/97                     $600,000.00

               c.    Fiscal year ending 3/31/98                     $650,000.00

               d.    Fiscal year ending 3/31/99                     $700,000.00

        7. During each fiscal year indicated below, Borrower's cash Catalog Expenditures shall not exceed the amounts indicated.

               a.    Fiscal year ending 3/31/96                   $1,750,000.00

               b.    Fiscal year ending 3/31/97                   $2,000,000.00

               c.    Fiscal year ending 3/31/98                   $2,250,000.00

               d.    Fiscal year ending 3/31/99                   $2,500,000.00

                                 EXHIBIT 10(i)
                                AMENDMENT NO. 1
                                     to the
                               TRANSMATION, INC.
                             DIRECTORS' STOCK PLAN

                           Effective August 15, 1995


        WHEREAS, Transmation, Inc., an Ohio corporation (the "Company"), has established the Transmation, Inc. Directors' Stock Plan, effective January 17, 1995 (the "Plan"); and

        WHEREAS, deeming it appropriate and advisable so to do, the Board of Directors of the Company has authorized, approved and adopted the amendment to the Plan set forth herein;

        NOW, THEREFORE, the Plan is hereby amended, effective August 15, 1995, as follows:

        1. Section 3(b) of the Plan is hereby amended to provide in its entirety as follows:

               "(b) Awards for Board Meetings Attended. Each Participating Director shall receive an Award of 200 Shares for each regular or special meeting of the Board, up to a maximum of six Board meetings per fiscal year of the Company, attended by such Participating Director; provided, however, that if, on the date of any such Award, 200 Shares has an aggregate market value in excess of $1,500, then such Award shall instead be in the amount of the largest number of whole Shares that has an aggregate market value not exceeding $1,500. Such Awards shall be made on the date of each such Board meeting, with share certificates representing such Awards to be issued as soon as practicable after the last day of each fiscal quarter of the Company, commenc- ing with the quarter ending March 31, 1995."

        2. Except as amended hereby, the Plan shall remain in full force and effect in accordance with its terms.


        This Amendment No. 1 to the Transmation, Inc. Directors' Stock Plan was authorized, ap- proved and adopted by the Board of Directors of the Company on August 15, 1995.


                                               /s/ John A. Misiaszek
                                               ------------------------------
                                               John A. Misiaszek, Secretary

                                 EXHIBIT 10(j)
                      NON-STATUTORY STOCK OPTION AGREEMENT


        THIS NON-STATUTORY STOCK OPTION AGREEMENT is made as of August 15, 1995 by and between TRANSMATION, INC., an Ohio corporation (the "Company"), and ERIC
W. McINROY (the "Optionee").

        The parties agree as follows:

        1. Grant of Option. The Company hereby grants to the Optionee an option (the "Option") to purchase an aggregate of 30,000 Shares under the terms and conditions hereof. As used in this Agreement, the term "Shares" shall mean shares of the Company's common stock, par value $.50 per share (the "Common Stock"), or other securities resulting from an adjustment under Section 9.

        2. Term. The Option shall become exercisable and terminate in accordance with the schedule set forth in Section 5(a); provided, however, that the Option shall lapse and terminate on the earliest of the following dates:

               (a) the date that is one year after the date of the Optionee's death, provided that the Optionee's death occurs (i) while he is an employee of the Company or of any subsidiary of the Company (a "Subsidiary") or (ii) within three months after termination of such employment;

               (b) the date that is one year after the date that the Optionee's employment by the Company or a Subsidiary is terminated because of his permanent and total disability;

               (c) the date that is three months after the date on which the Optionee's employment by the Company or a Subsidiary terminates for any other reason; or

               (d)    August 14, 2000.

Upon such termination of the Option, the Optionee's rights under this Agreement, including the right to exercise the Option, shall thereupon terminate. In the event of any exercise of the Option after the Optionee's death or other termination of employment, as permitted by this Section 2, the Option shall be exercisable only to the extent that it was exercisable under the terms hereof on the date of death or such other termination, and subject to all of the conditions on exercise imposed hereby.

        3.     Non-Transferability, Etc.

               (a) The Option is not transferable other than by will or the laws of descent and distribution. Except as provided by Section 3(b), the Option shall be exercisable only during the Optionee's lifetime, and only by him.

               (b) In the event that the Optionee shall die (i) while he is an employee of the

Company or a Subsidiary, or within three months after termination of such employment, and (ii) prior to the complete exercise of the Option, then the Option may be exercised, within the applicable term provided by Section 2, by the Optionee's estate or by such person(s) to whom the Optionee's rights hereunder shall have passed under his will or the laws of descent and distribu-tion. In such event, as used herein the term "Optionee" shall mean the Optionee's estate or such person(s).

          4. Price. The price of each Share purchased upon exercise of the Option shall be $6.25 (that being the last transaction price of the Common Stock on August 15, 1995 quoted by The Nasdaq Stock Market).

        5.     Schedule and Method of Exercise.

               (a) Subject to the provisions of Section 2, the Option shall be exercisable as follows:

                      (i) as to 6,000 Shares beginning on August 15, 1995 and terminating on August 14, 2000; (ii) as to an additional 6,000 Shares beginning on August 15, 1996 and terminating on August 14, 2000;

                      (iii) as to an additional 6,000 Shares beginning on August 15, 1997 and terminating on August 14, 2000;

                      (iv) as to an additional 6,000 Shares beginning on August 15, 1998 and terminating on August 14, 2000; and

                      (v) as to an additional 6,000 Shares beginning on August 15, 1999 and terminating on August 14, 2000.

               (b) The Option, to the extent exercisable under Section 5(a), may be exercised in whole or in part, provided that the Option may not be exercised for less than one Share in any single exercise transaction.

               (c) The Option shall be exercised by written notice given by the Optionee to the Company specifying the number of Shares that the Optionee elects to purchase and the purchase price being paid, accompanied by full payment of such purchase price. Upon each exercise, the Option price shall be payable by one or any combination of the following methods, as determined by the Optionee and specified in his notice of exercise: (i) in cash, or (ii) by delivery of Shares already owned by the Optionee. Any Shares that are so delivered to pay the Option price shall be valued at their fair market value on the date of such Option exercise. Upon determining that compliance with this Agreement has occurred, including compliance with such reasonable requirements as the
Company may impose pursuant to Section 10, the Company shall issue certificate(s) for the Shares purchased.

          6. No ISO Treatment. The Option is not an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended.

          7. No Rights of Shareholder. No person, estate or other entity shall have the rights of a shareholder of the Company with respect to any of the Shares subject to the Option until a certificate for such Shares has been delivered to the Optionee.

        8. Rights of the Company. This Agreement does not affect the Company's right to take any corporate action whatsoever, including without limitation its right to recapitalize, reorganize or make other changes in its capital structure or business, merge or consolidate, issue bonds, notes, Shares or other securities, including preferred stock, or options therefor, dissolve or liquidate, or sell or transfer any part of its assets or business.

        9. Adjustment Provisions. In the event that (a) in connection with a merger or consolidation of the Company or a sale by the Company of all or a part of its assets, the outstanding Shares are exchanged for a different number or class of shares of stock or other securities of the Company, or for shares of the stock or other securities of any other entity; or (b) new, different or additional Shares or other securities of the Company or of another entity are received by the holders of Shares, whether by way of recapitalization or otherwise; or (c) any dividend in the form of stock is made to the holders of Shares, or any stock split or reverse split pertaining to Shares is effected; then appropriate adjustment shall be made to (i) the number and kind of Shares or other securities that may be issued upon exercise of the Option; and (ii) the Option price per Share to be paid upon exercise of the Option. Under no circumstance shall the Optionee be entitled to an adjustment hereunder to reflect dilution resulting from the issuance or acquisition of Shares or other securities by the Company, except as expressly provided in the preceding sentence, regardless of whether such Shares or other securities are issued for less than the exercise price of the Option.

        10.    Taxes; Securities Laws Matters.

               (a) The exercise of the Option shall be conditioned upon the Optionee making arrangements satisfactory to the Company for the payment to the Company of the amount of all taxes required by any governmental authority to be withheld and paid over by the Company to the governmental authority on account of the exercise. The payment of such withholding taxes to the Company may be made by either or a combination of the following methods: (i) in cash, or (ii) by the Company withholding such taxes from any other compensation owed to the Optionee by the Company or a Subsidiary.

               (b) As a precondition to the Company's execution of this Agreement and the issuance of the Option hereunder, the Optionee represents to the Company that the Option is being, and (unless a Registration Statement with respect thereto shall then be effective under the Securities Act of 1933, as amended (the "Act")) any Shares acquired by him upon exercise of the Option shall be, acquired by him solely for investment and not with a view to, or for sale in connection with, any distribution thereof, nor with any present intention of selling, transferring or disposing of the same.

               (c) The Optionee acknowledges and agrees that the Option may not be offered for sale, sold, pledged, hypothecated or otherwise transferred or disposed of in any manner inconsistent with this Agreement. The Optionee agrees and consents that any Shares acquired upon exercise of the Option may not be offered for sale, sold or otherwise transferred or disposed of unless (i) a registration statement with respect thereto shall then be effective under the Act, and the Optionee shall have provided proof satisfactory to counsel for the Company that he has complied with all applicable state securities laws, or (ii) the Company shall have received an opinion of counsel in form and substance satisfactory to counsel for the Company that the proposed offer for sale, sale or transfer of the Shares is exempt from the registration requirements of the Act and may otherwise be effected in compliance with any other applicable law, including all applicable state securities laws. The Optionee agrees that unless a Registration Statement with respect thereto shall then be effective under the Act, a legend to this effect may be placed on each certificate, and that a stop transfer order may be placed against his account, relating to such Shares. In addition, each such certificate shall bear such additional legends and statements as the Company deems advisable to assure compliance with all Federal and state laws and regulations, including securities laws and regulations.

               (d) The Optionee confirms that the Company is relying upon his representations contained in this Section 10 in connection with the issuance to him of the Option and the Shares underlying the Option. In consideration of the issuance to the Optionee of the Option and the Shares upon any exercise of the Option, the Optionee hereby indemnifies and holds harmless the Company, and the officers, directors, employees and agents thereof, from and against any and all liability, losses, damages, expenses and attorneys' fees which they may hereafter incur, suffer or be required to pay by reason of the falsity of, or his failure to comply with, any representation or agreement contained in this
Section 10.

          11. Tenure. The Optionee's right, if any, to continue to serve the Company or a Subsidiary as an officer, employee or otherwise will not be enlarged or otherwise affected by this Agreement. This Agreement does not restrict the right of the Company or any Subsidiary to terminate the Optionee's employment at any time.

          12. Choice of Law. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to agreements made and to be performed entirely within such State.

        13. Notices. All notices and other communications required or permitted under this Agreement shall be written, and shall be either delivered personally or sent by registered or certified first-class mail, postage prepaid and return receipt requested, or by telex or telecopier, addressed as follows: if to the Company, to the Company's principal office, Attention: Corporate Secretary; and if to Optionee or his successor, to the address last furnished by such person to the Company. Each such notice and other communication delivered personally shall be deemed to have been given when delivered. Each such notice and other communication delivered by mail shall be deemed to have been given when it is deposited in the United States mail in the manner specified herein, and each such notice and other communication delivered by telex or telecopier shall be deemed to have been given when it is so transmitted and the appropriate answerback is received. A party may change its address for the purpose hereof by giving notice in accordance with the provisions of this Section 13.

          14. In General. This Agreement is the final, complete and exclusive expression of the understanding between the parties and supersedes any prior or contemporaneous agreement or representation, oral or written, between them. Modification of this Agreement or waiver of a provision hereof must be written and signed by the party to be bound. In the event that any provision of this Agreement shall be held to be illegal or unenforceable, such provision shall be severed from this Agreement and the entire Agreement shall not fail on account thereof, but shall otherwise remain in full force and effect. As used herein, the term "Section" shall mean the appropriate section of this Agreement.

        IN WITNESS WHEREOF, the Optionee and the Company have executed this Agreement as of the date first above written.


                               TRANSMATION, INC.


                               By:/s/ Robert G. Klimasewski
                               ---------------------------------
                               Robert G. Klimasewski, President



                               /s/ Eric W. McInroy
                               --------------------------------
                               ERIC W. McINROY