Form 10-Q
period 1995-12-31
TRANSMATION INC
filed 1996-02-09
CIK 99302

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended      December 31, 1995
                               ---------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number   0-3905
                       ----------

                                TRANSMATION, INC.
             (Exact name of registrant as specified in its charter)

            OHIO                                              16-0874418
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

  10 Vantage Point Drive, Rochester, NY                            14624
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                   ----------------------------

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                   Number of Shares Outstanding                Date
-----                   ----------------------------                ----
Common                           2,422,308                     January 17, 1996

                                     Part I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                   TRANSMATION
                           CONSOLIDATED BALANCE SHEET
                                     ASSETS

                                                                 Dec. 31,               March 31,
                                                                   1995                   1995
                                                                 --------               ---------

Current Assets:
     Cash                                                     $   468,071             $   607,763
     Accounts Receivable, less allowance for
     doubtful accounts of $503,200 at 12/31/95
     and $473,000 at 3/31/95                                    5,181,607               5,524,244
     Inventories                                                6,652,040               6,747,036
     Prepaid Expenses and Deferred Charges                      1,117,227               1,270,833
     Deferred Tax Assets                                          131,175                 132,026
                                                              -----------              ----------
     Current Assets                                            13,550,120              14,281,902
                                                              -----------             -----------
Properties, at cost, less accumulated
depreciation and amortization                                   1,745,897               1,500,498
Deferred Charges                                                  128,427                 146,161
Deferred Income Taxes                                             153,926                 154,926
Other Assets                                                      224,297                 209,920
                                                              -----------             -----------
                                                              $15,802,667             $16,293,407
                                                              ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts Payable                                         $ 3,364,152             $ 3,655,934
     Accrued Payrolls, Commissions and Other
     Liabilities                                                1,142,968               1,187,992
     Income Taxes Payable                                         478,401                   2,610
                                                              -----------             -----------
     Current Liabilities                                        4,985,521               4,846,536
                                                              -----------             -----------
Long-Term Debt                                                  2,432,100               4,064,426
Deferred Compensation                                             715,090                 780,880
                                                              -----------             -----------
                                                                8,132,711               9,691,842
                                                              -----------             -----------

Stockholders' Equity
     Common Stock, par value $.50 per share
     Authorized - 8,000,000 shares issued
     outstanding - 2,422,308 shares at 12/31/95 and
     2,380,640 at 3/31/95                                       1,211,154               1,190,320
     Capital in Excess of Par Value                             1,009,747                 849,829
     Accumulated Translation Adjustment                           (89,919)               (109,513)
     Retained Earnings                                          5,538,974               4,670,929
                                                              -----------             -----------
                                                                7,669,956               6,601,565
                                                              -----------             -----------
                                                              $15,802,667             $16,293,407
                                                              ===========             ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    TRANSMATION, INC.
                                            CONSOLIDATED STATEMENT OF INCOME
                                                        UNAUDITED


                                         Three Months Ended              Nine Months Ended
                                    -----------------------------   -----------------------------
                                      Dec. 31,       Dec. 31,          Dec. 31,      Dec. 31,
                                        1995           1994              1995          1994
                                    -----------------------------   -----------------------------

Net Sales                              $9,918,064    $10,293,625       $28,584,813   $27,249,354
                                    -----------------------------   -----------------------------

Costs and Expenses:
   Cost of Product Sold                 6,284,669      6,557,373        18,045,464    17,305,044
   Selling & Admin. Expenses            2,610,327      2,833,743         8,094,237     8,571,033
   Research & Develop. Costs              266,916        282,626           796,028       932,977
   Interest Expense                        81,741        117,706           300,739       304,893
                                    -----------------------------   -----------------------------
                                        9,243,653      9,791,448        27,236,468    27,113,947
                                    -----------------------------   -----------------------------
Income Before Taxes                       674,411        502,177         1,348,345       135,407
Provision for Income Taxes
    State and Federal                     197,775         42,000           480,300        55,000
                                    -----------------------------   -----------------------------
Net Income                                476,636        460,177           868,045        80,407
Retained Earnings at
    Beginning of Period                 5,062,338      3,909,374         4,670,929     4,289,144
                                    -----------------------------   -----------------------------
Retained Earnings at
    End of Period                      $5,538,974     $4,369,551        $5,538,974    $4,369,551
                                    =============================   =============================


Net Income Per Share                    $.19           $.19              $.34          $.03
                                    =============================   =============================




                              SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              TRANSMATION, INC.
                                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   UNAUDITED

                                                                  Three Months                        Nine Months
                                                         -------------------------------    --------------------------------
                                                          Oct. 1, 1995    Oct. 1, 1994       April 1, 1995   April 1, 1994
                                                               to              to                 to              to
                                                          Dec. 31, 1995  Dec. 31, 1994       Dec. 31, 1995   Dec. 31, 1994
                                                         -------------------------------    --------------------------------

Cash Flows from Operating Activities:
      Net Income                                                $476,636       $460,177            $868,045         $80,407
      Items Not Requiring (Providing) Cash
         Included in Income
         Depreciation and Amortization                           115,631         97,909             323,379         301,292
         Decrease(Increase) in Cash Surrender Value of
            Insurance Policies                                   (5,800)        128,085            (14,377)         119,369
         Provision for Losses on Accounts Receivable            (25,000)         20,625              30,200          30,525
      Decrease(Increase) in Accounts Receivable                (198,400)    (1,308,290)             312,437       (340,449)
      Decrease(Increase) in Inventories                        (143,569)        310,550              94,996          29,231
      Decrease(Increase) in Prepaid Expenses and
          Deferred Charges                                       163,141      (106,557)             171,340         766,328
      (Decrease)Increase in Accounts Payable                   1,284,774        709,886           (291,782)         129,301
      (Decrease)Increase in Accrued Payrolls,
          Commissions and Other Liabilities                      201,954        183,022            (45,024)       (266,081)
      Increase in Income Taxes Payable                           213,452         61,756             475,791          60,286
      Decrease(Increase) in Deferred and Prepaid
          Income Taxes                                           (1,251)          8,841               1,851          10,427
      Deferred Compensation                                     (22,327)                           (65,790)
                                                         -------------------------------    --------------------------------
Net Cash Provided (Used) by Operating Activities               2,059,241        566,004           1,861,066         920,636
                                                         -------------------------------    --------------------------------
Cash Flows (Used in) Investing Activities:
      Purchases of Properties                                  (283,727)       (65,594)           (568,778)       (334,224)
                                                         -------------------------------    --------------------------------
Net Cash (Used in) Investing Activities                        (283,727)       (65,594)           (568,778)       (334,224)
                                                         -------------------------------    --------------------------------
Cash Flows from Financing Activities:
        Exercise of Stock Options and Warrants and
          Purchases under Stock Purchase Plan                     18,135          9,450             180,752          11,700
      Increase(Decrease) in Long-Term Debt                   (1,607,700)      (490,000)         (1,632,326)       (458,074)
                                                         -------------------------------    --------------------------------
Net Cash Provided(used) by Financing Activities              (1,589,565)      (480,550)         (1,451,574)       (446,374)
                                                         -------------------------------    --------------------------------
Effect of Exchange Rate Changes on Cash                         (12,426)       (38,117)              19,594        (21,969)
                                                         -------------------------------    --------------------------------
Net Increase(Decrease) in Cash                                   173,523       (18,257)           (139,692)         118,069
Cash at Beginning of Period                                      294,548        321,132             607,763         184,806
                                                         -------------------------------    --------------------------------
Cash at End of Period                                           $468,071       $302,875            $468,071        $302,875
                                                         ===============================    ================================
Cash Paid for Interest and Income Taxes are as follows:
      Interest Paid                                              $84,160        $69,090            $294,750        $302,635
      Taxes Paid                                                 $15,000           NONE            $182,865            NONE


                                                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  TRANSMATION, INC.
                                       -----------------------------------------------------------------------
                                                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                       -----------------------------------------------------------------------



                                         Number of Shares
                                         of $.50 Par Value          Common Stock             Capital
                                           Common Stock              Issued and             in Excess             Retained
                                            Outstanding             Outstanding            of Par Value           Earnings
                                       ----------------------   ---------------------    -----------------    -----------------

Balance, March 31, 1993                            2,374,040              $1,187,020             $834,679           $4,875,378

Issuance of Stock                                        200                     100                  350

Net Loss                                                                                                             (586,234)
                                       ----------------------   ---------------------    -----------------    -----------------

Balance, March 31, 1994                            2,374,240               1,187,120              835,029            4,289,144

Issuance of Stock                                      6,400                   3,200               14,800

Net Income                                                                                                             381,785
                                       ----------------------   ---------------------    -----------------    -----------------

Balance, March 31, 1995                            2,380,640               1,190,320              849,829            4,670,929

Issuance of Stock                                     41,668                  20,834              159,918

Net Income                                                                                                             868,045
                                       ----------------------   ---------------------    -----------------    -----------------

Balance, December 31, 1995                         2,422,308              $1,211,154           $1,009,747           $5,538,974
                                       ======================   =====================    =================    =================



                                    SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Revolving Credit Agreement

Borrowings under a secured revolving credit agreement with a bank which extends through July 31, 1998 total $2,432,100 at December 31, 1995.

Maximum funds available under this credit agreement total $7,000,000. The interest rate is the bank's prime lending rate or may be fixed for up to a 90-day period.

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

The company is in compliance with provisions of its loan agreement at December 31, 1995.

Note 2 - Inventories

The major classifications of inventory are as follows:

                                             Dec.  31,               March 31,
                                               1995                    1995
                                            ----------              ----------
     Raw Materials and Purchased Parts      $1,885,188              $1,510,425
     Work in Process                           897,360                 767,522
     Finished Products                       3,869,492               4,469,089
                                            ----------              ----------
                                            $6,652,040              $6,747,036
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

The following table summarizes the transactions under the plans during 1995, 1994, and 1993:

                                                                 Option Price
                                                       Shares     Per Share      Aggregate
Options Outstanding - 3/31/93                          88,500    $     2.25       $199,125
                                                     --------------------------------------
Options Granted During the Year                        10,000          4.00         40,000
Options Canceled During the Year                     (  1,000)         2.25      (   2,250)
Options Exercised During the Year                    (    200)         2.25      (     450)
                                                     --------------------------------------
Balance, 3/31/94                                       97,300     2.25-4.00        236,425
                                                     --------------------------------------
Options Granted During the Year                       164,600          4.25        699,550
Options Exercised During the Year                    (  5,200)         2.25      (  11,700)
Options Canceled During the Year                     ( 12,100)         2.25      (  27,225)
                                                     --------------------------------------
Balance, 3/31/95                                      244,600     2.25-4.25        897,050
Options Exercised During the Year                    ( 13,400)         2.25      (  30,150)
Options Canceled During the Year                     (  9,000)    2.25-6.25      (  40,250)
Options Granted During the Year                       187,400     4.25-6.25        951,250
                                                     --------------------------------------
Balance, 12/31/95                                     409,600   $2.25-$6.25     $1,777,900
                                                      =======   ===========     ==========

59,600 shares are eligible to be exercised under the 1981 and 1993 plans. The market value of these shares at the date they first became eligible for exercise ranged from $2.00 to $6.50 per share and aggregated $230,000.

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


                                                         Warrant
                                          Shares           Price      Aggregate
Balance - 3/31/94                          32,500      $3.00-$3.875   $110,625
                                          -------------------------------------

Balance - 3/31/95                          32,500       3.00-3.875     110,625
                                          -------------------------------------

Exercised During the Year                 (14,500)      3.00-3.875     (54,875)

Granted During the Year                    14,000          6.500        91,000

Canceled During the Year                  ( 2,000)         3.875       ( 7,750)
                                          --------     ------------   ---------
Balance - 12/31/95                         30,000      $3.00-$6.50    $139,000
                                          ========     ============   =========

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

Note 4 - Net Income Per Share

The net income per share amounts in 1995 and 1994 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of the dilutive stock options and warrants. Common and common equivalent shares averaged 2,541,917 in 1995 and 2,478,616 in 1994.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales increases that have been achieved are the result of product, service and repair sales within the Company's Transcat division. Shipments from the Company's domestic Instrument division and through its Far East subsidiaries are not presently achieving planned levels and efforts are under way to correct this situation.

Financial Condition

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with a bank, its profitability and through management of its balance sheet.

Trade accounts receivable, inventories and prepaid assets were reduced by nearly $600,000 during the first nine months of the current fiscal year. This, together with the Company's pre-tax profits which totaled $1,348,000 in the period, has made possible the reduction in long-term debt of approximately $1,632,000 that has been achieved through December 31, 1995.

The Company signed an amendment to its existing credit facility during the quarter which allows it to borrow at the prime rate of interest or at 250 basis points over LIBOR for a predetermined period of time.

In December 1995, the Company announced that it had signed a letter of intent to acquire Altek Industries Corp of Rochester, NY. The Company anticipates that the transaction will close during the fourth quarter of the current fiscal year.


Results of Operations
Comparison of October 1, 1995 - December 31, 1995
                              to
              October 1, 1994 - December 31, 1994

Sales in the current quarter were approximately 4% below the level of sales achieved during the same period last year. During last year's third quarter, the Company completed the shipment of a system valued at nearly $400,000. No similar shipment occurred in the current fiscal year.

Cost of product sold and research and development costs were similar, as a percentage of sales, in both 1995 and 1994. Selling and administrative expenses totaled 26.3% of sales in 1995 compared to 27.5% of sales in 1994. This reduction is primarily the result of lower catalog amortization costs in 1995 compared to 1994. Interest expense was reduced by more than 30% in 1995 compared to the same period in 1994. This reduction is the result of lower borrowings in 1995 compared to 1994.


Comparison of April 1, 1995 - December 31, 1995
                            to
              April 1, 1994 - December 31, 1994

Sales in the nine months ended December 31, 1995 have increased approximately 5% compared to the same period last year. This increase is the result of increases in the Company's Transcat division. Sales in the Instrument division and through the Company's Far East subsidiaries have been disappointing and measures are being undertaken to strengthen those areas.

Cost of products sold has totaled 63.1% of sales in 1995 compared to 63.5% of sales in 1994. This improvement is the result of improved margins within the Transcat division partially the result of increased billings through its CalXPress operation as well as the result of Transcat being able to achieve more favorable pricing from its vendors.

Sales and administrative expenses improved to 28.3% of sales compared to 31.5% of sales in 1994. This improvement is the result of lower catalog mailing costs in 1995 compared to 1994.

Research and development costs totaled 2.8% of sales in 1995 compared to 3.4% of sales in 1994. Research spending has been reduced during 1995 bringing Company spending in line with industry norms.

                                     PART II

                                OTHER INFORMATION


Item 2.  Changes in Securities

          On  December  15,  1995  Transmation   amended  its  revolving  credit
agreement with a bank. That amendment is filed as Exhibit 4(c) to this filing.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TRANSMATION, INC.



Date: February 9, 1996                        /s/ ROBERT G. KLIMASEWSKI
                                              -------------------------
                                              Robert G. Klimasewski
                                              President



Date: February 9, 1996                        /S/ JOHN A. MISIASZEK
                                              -----------------------
                                              John A. Misiaszek
                                              Vice President, Finance

                                INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession Not applicable.
(3) (a) Articles of Incorporation
     Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.
     (b) By-laws
     Code of Regulations,  as amended,  are incorporated  herein by reference to
Exhibit 3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1988.
(4) Instruments  defining the rights of security  holders, including indentures.
     (a) The documents listed under Item (3) of this Index are incorporated herein by reference.
     (b) Revolving Credit Agreement between the Registrant and Manufacturers and Traders Trust Company is incorporated herein to Exhibit 1 to the Registrant's Form 10-Q for the quarter ended September 30, 1994.
     (c) Agreement and Amendment No. 1 to an Existing Revolving Credit Facility Agreement between the Registrant and Manufacturers and Trades Trust Company dated September 8, 1995 is incorporated herein by reference to Exhibit 1 to the Registrant's Form 10-Q for the quarter ended September 30, 1995.
     *(d) Agreement and Amendment No. 2 to an Existing Revolving Credit Facility Agreement between the Registrant and Manufacturers and Traders Trust Company dated December 15, 1995, together with a brief identification of the contents of all omitted exhibits thereto, is included herein as Exhibit 4(d). Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted exhibits.
(10) Material Contracts
     (a) The documents listed under Item (4) of this Index are incorporated herein by reference.
     (b) Compensation agreements between the Registrant and William J. Berk are incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended March 31, 1984, and Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended March 31, 1991.
     (c) Non-Statutory Stock Option Agreement dated March 11, 1993 between the Registrant and Thomas R. Crumlish is incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended March 31, 1993.
     (d) Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Registrant's Form 10-K for the fiscal year ended March 31, 1995.
     (e) Employment Agreement dated as of April 1, 1995 between the Registrant and Robert G. Klimasewski is incorporated herein by reference to Exhibit 10(ii) to the Registrant's Form 10-K for the fiscal year ended March 31,1995.
     (f) Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Exhibit 99(b) to the Registrant's
Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.
     (g) Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99(c) to the Registrant's
Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.
     (h) Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.
     (i) Amendment No. 1 to Transmation, Inc. Directors' Stock Plan is included herein by reference to Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended September 30, 1995.
     (j) Non-Statutory Stock Option Agreement dated August 15, 1995 between Transmation, Inc. and Eric W. McInroy is included by reference to Exhibit 10(j) to the Registrant's Form 10-Q for the quarter ended September 30, 1995.
(11) Statement re computation of per share earnings
     Not applicable.
(15) Letter re unaudited interim financial information
     Not applicable.
(18) Letter re change in accounting principles
     Not applicable.
(19) Report furnished to security holders
     Not applicable.
(22) Published report regarding matters submitted to vote of security holders Not applicable.
(23) Consents of experts and counsel
     Not applicable.
(24) Power of attorney
     Not applicable.
*(27)Financial Data Schedule
     The Financial Data Schedule is included herein as Exhibit 27.
(99) Additional Exhibits
     Not applicable.

-----------------
* Exhibit filed with this Report

                                  EXHIBIT 4(d)
                          AGREEMENT AND AMENDMENT NO. 2
                            TO AN EXISTING REVOLVING
                            CREDIT FACILITY AGREEMENT



     THIS AGREEMENT AND AMENDMENT NO. 2 TO AN EXISTING REVOLVING CREDIT FACILITY AGREEMENT is made December , 1995, by and between MANUFACTURERS AND TRADERS TRUST COMPANY ("Bank"), a domestic corporation with an office and principal place of business located at One M&T Plaza, Buffalo, New York 14240, and TRANSMATION, INC. ("Borrower"), an Ohio corporation authorized to do business in New York State, with an office and principal place of business located at 977 Mt. Read Blvd., Rochester, New York 14606.

                                 R E C I T A L S


     A. On or about September 13, 1994, Bank and Borrower entered into a Revolving Credit Facility Agreement.

     B. In connection with its execution of the Revolving Credit Facility Agreement, Borrower and other Entities also executed and delivered to Bank various Documents.

     C. The Revolving Credit Facility Agreement was amended pursuant to an Amendment No. 1 to an Existing Facility Agreement, entered into by Borrower and Bank on or about September 8, 1995 ("Amendment").

     D. Bank and Borrower desire to make certain additional changes to the Revolving Credit Facility Agreement as amended by the Amendment, which changes are set forth below.

     NOW, THEREFORE, in consideration of the promises set forth below, and/or in consideration of any prior extension of credit by Bank to Borrower and/or in consideration of Bank entering into the Agreement, Bank and Borrower hereby agree as follows:

     1. This Agreement and Amendment No. 2 to an Existing Revolving Credit Facility Agreement is referred to below as the "Amendment No. 2". Except as otherwise specified in this Amendment No. 2, capitalized terms used in this Amendment No. 2 and in the Documents executed in connection with this Amendment No. 2, have the definition given to them in the September 13, 1994 Revolving Credit Facility Agreement between Bank and Borrower, as amended by the Amendment and by this Amendment No. 2 and as hereafter amended from time to time ("Agreement").

     2. Effective as the date this Amendment No. 2 is executed by Bank and Borrower ("Amendment 2 Date"), Section 1.19 of the Agreement is deleted and replaced with the following:

     1.19 The term "Note" shall mean the $7,000,000.00 Grid Note executed by Borrower on the Amendment 2 Date pursuant to Section 2 of the Agreement, as extended, supplemented, modified, amended or replaced from time to time.

     3. Effective as of the Amendment 2 Date, the following are added as Sections 1.29, 1.30, 1.31, 1.32, 1.33, 1.34 and 1.35 of the Agreement:

     "1.29 The term "Amendment No. 2" shall mean an Agreement and Amendment No. 2 to an Existing Revolving Credit Facility Agreement entered into by Bank and Borrower on the Amendment 2 Date.

     1.30 The term "Amendment 2 Date" shall mean the date Amendment No. 2 is executed by Bank and Borrower.

     1.31 "Eurocurrency Reserve Rate" means, for any LIBOR Loan for any Interest Period therefor, the daily average of the stated maximum rate (expressed as a decimal) at which reserves (including any marginal, supplemental, or emergency reserves) are required to be maintained by Bank during such Interest Period (or any part thereof) under Regulation D issued by the Federal Reserve ("Regulation D"), against "Eurocurrency liabilities" (as such term is used in Regulation D), but without the benefit or credit of proration, exemptions, or offsets that might otherwise be available to Bank from time to time under Regulation D. Without limiting the effect of the foregoing, the Eurocurrency Reserve Rate shall reflect any other reserves required to be maintained by Bank against any category of liabilities that includes deposits by reference to which the LIBOR Base Rate for LIBOR Loans is determined, or any category of extension or credit or other assets that include LIBOR Loans.

     1.32 "Increased Cost" means any additional amounts sufficient to compensate Bank for any increased cost of funding or maintaining a LIBOR Loan as a result of any law (other than changes in tax laws imposed on the overall net income or similar measures of profitability of Bank) or guideline adopted pursuant to or arising out of the July, 1988 report of the Basle Committee on Banking Regulations and Supervisory Practices entitled "International Conversions of Capital Measurement and Capital Standards", or the adoption after the date of this Agreement of any law or guideline regarding capital adequacy, or any change in any of the foregoing or in the interpretation or the administration of any of the foregoing by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by Bank or Bank's holding company, if any, with any request or direction regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, which has or would have the effect of reducing the rate of return of Bank's capital or the capital of Bank's holding company, if any, as a direct consequence of the transactions contemplated by this Agreement and related documents and agreements, the existence of Bank's commitment to provide LIBOR Loans to a level below that which Bank or Bank's holding company, if any, would have achieved but for such adoption, change or compliance (taking into consideration Bank's policies on capital adequacy).

     1.33 "Interest Period" means, with respect to any LIBOR Loan, each period commencing on the date such LIBOR Loan is made or the last day of the immediately preceding Interest Period for a LIBOR Loan which Borrower chooses to renew as a LIBOR Loan, and thirty, sixty or ninety days thereafter as the Borrower may select as provided in Section 2.1.6. Notwithstanding the foregoing,
(i) if any Interest Period would otherwise end after the Revolver Expiration Date, such Interest Period shall end on the Revolver Expiration Date; (ii) each Interest Period that would otherwise end on a day which is not a Business Day, shall end on the next succeeding Business Day; and (iii) notwithstanding clauses
(i), or (ii) above, no Interest Period shall have a duration of less than thirty days without Bank's consent and, if the Interest Period for any LIBOR Loan would otherwise be a shorter period, such loan shall not be available hereunder for such period.

     1.34 "LIBOR Base Rate" means, with respect to any Interest Period for a LIBOR Loan, the rate per annum equal to the quotient obtained by dividing (and rounded upward to the nearest 1/100 of 1%) (i) LIBOR (as determined below) on a date two Business Days (or less, if acceptable to Bank), prior to the beginning of an Interest Period ("Interest Setting Date"), at which deposits in United States Dollars for a period and in an amount, comparable to the Interest Period and the principal amount of the LIBOR Loan are offered to prime banks in the London Interbank market at 11:00 a.m. (London time) on that day ("Reference Bank") by (ii) a percentage equal to 100% minus the Eurocurrency Reserve Rate. LIBOR shall be determined by the Bank on the Interest Setting Date from Telerate Page 3750 as of 11:00 a.m. (London time) on such date, or if such page or such service ceases to display such information, from such other service or method as Bank may select. The LIBOR Base Rate shall be further adjusted on the first day of each Interest Period to reflect any Increased Cost.

     1.35 "LIBOR Loan" means a loan made by Bank under the Revolver which accrues interest for the selected Interest Period at the LIBOR Base Rate plus 2.5%.

     1.36 "LIBOR Rate" means, for the selected Interest Period, the LIBOR Base Rate plus 2.5% per annum.

     4. Effective as of the Amendment 2 Date, Section 2.1 of the Agreement is deleted and replaced with the following:

     "2.1 $7,000,000.00 Revolver

     2.1.1 Effective as of the Amendment 2 Date, Bank hereby establishes for Borrower a Revolver, the unpaid principal balance of which shall not at any time exceed the Maximum Credit. This Revolver replaces and supersedes the $7,000,000.00 Revolver previously provided to Borrower by Bank in the Amendment. Within such limit, Borrower may borrow, repay and reborrow, for working capital purposes only, on and after the Amendment 2 Date through the Revolver Expiration Date, provided that the following conditions are met at the time of each borrowing request:

     2.1.1.1 Borrower is not in default under this Agreement, and no condition exists, which, with notice, lapse of time or both, would constitute a default under this Agreement.

     2.1.1.2 All representations and warranties contained in Section 4 of this Agreement and elsewhere in the Agreement and/or in any Document are true and correct as of the date of the requested borrowing.

     2.1.2 Unless sooner accelerated, all loans made under this Revolver shall be repayable on the Revolver Expiration Date, pursuant to the terms of Borrower's Note, which shall be in the form of Exhibit A to Amendment No. 2, with blanks appropriately completed.

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

     2.1.4 So long as Bank receives notice of a proposed borrowing by 1:00 p.m. on a Business Day, and the conditions precedent set forth in Sections 2.1.1.1 and 2.1.1.2 are satisfied, Bank will make advances duly authorized and permitted under this Revolver available to Borrower by crediting Borrower's checking account maintained at Bank's main office on that date. If Bank receives notice of a proposed borrowing after 1:00 p.m. on a Business Day, it will endeavor to make the advance available on that date, but if Bank is unable to do so, Bank will make the advance to Borrower by crediting Borrower's checking account maintained at Bank's office no later than 10:00 a.m. of the next Business Day.

     2.1.5 Except for LIBOR Loans made by Bank at Borrower's request under this Revolver, which shall accrue interest as specified in Section 2.1.6 below, the unpaid principal balance of the Note, shall at all times prior to acceleration, accrue interest, computed on the basis of a 360 day year for the actual number of days elapsed, at the floating rate of Bank's Prime Rate per annum. If any payment due under the Note is not made within five days of the date when due, Borrower shall pay a late charge equal to the greater of 5% of the delinquent amount or $50.00, or Bank's then current late charge. In the event Bank accelerates payment of the Note, interest shall accrue on the unpaid principal balance of the Note (including the then unpaid principal balance of all LIBOR Loans), at the floating rate of Bank's Prime Rate plus 5.0% per annum, computed on the basis of a 360 day year for the actual number of days elapsed, until the
Note is paid in full. In the event there is a change in Bank's Prime Rate, the change in the accruing interest rate on the unpaid principal balance of the Note, which is not accruing interest at a LIBOR Rate shall be effective on the day when the change in Bank's Prime Rate is made by Bank, without notice to Borrower. Payments of all accrued interest on the Note (whether such interest is accruing at Bank's Prime Rate or at a LIBOR Rate), shall be due and payable on the first Business Day of each month, commencing January 2, 1996, and when Bank has accelerated payment of the Note, and on the Revolver Expiration Date, and when the Note is paid in full.

     2.1.6. So long as the conditions precedent set forth in Sections 2.1.1.1 and 2.1.1.2 are satisfied at the time of the request, Borrower may on two Business Days'(or less notice, at Bank's sole option), prior written notice to Bank, request that an advance under the Revolver accrue interest at the applicable LIBOR Rate for a designated Interest Period or Borrower may convert all or a portion of the unpaid principal balance of the Note which is then accruing interest at the floating rate of Bank's Prime Rate, to a LIBOR Loan for the selected Interest Period, or Borrower may renew a LIBOR Loan at the end of an Interest Period at a LIBOR Rate determined by Bank for an additional designated Interest Period. The written notice from Borrower shall specify the requested amount of the LIBOR Loan plus the requested Interest Period. Once Borrower requests a LIBOR Loan, the request shall be irrevocable. Upon receipt of the written request, Bank shall determine the LIBOR Base Rate for the designated Interest Period. After Bank determines the LIBOR Base Rate, Bank shall notify Borrower of the LIBOR Rate for the requested LIBOR Loan, which LIBOR Rate shall be the LIBOR Base Rate determined by Bank, plus 2.5% per annum. All loans made under the Revolver shall accrue interest on the basis of a 360 day year for the actual number of days elapsed, regardless of whether the loan is accruing interest at Bank's Prime Rate or at a LIBOR Rate.

     At the end of an Interest Period, unless Borrower has timely requested in writing to renew the LIBOR Loan at a new LIBOR

Rate for an additional specified Interest Period, the LIBOR Loan shall thereafter automatically accrue interest at the floating rate of Bank's Prime Rate per annum. Principal on LIBOR Loans may not be prepaid in whole or in part prior to the end of an Interest Period without the prior written consent of Bank. Bank may, at its sole option, refuse to allow such prepayment or allow such prepayment upon payment to Bank of a prepayment premium satisfactory to Bank.

     2.1.7. In the event that the unpaid principal balance of the Note at any time exceeds the Maximum Credit for any reason, including but not limited to a change in the Borrowing Base and/or a decrease in the value of Eligible Accounts Receivable and/or Eligible Inventory, then Borrower shall, without notice, demand or protest, pay to Bank within ten days of the date the unpaid principal balance of the Note exceeds the Maximum Credit, a sum sufficient to reduce the principal balance of the Note to an amount equal to or less than the Maximum Credit. Any unpaid principal balance of the Note which is in excess of the Maximum Credit shall, until such excess is paid in full, or until Bank accelerates payment of the Note, accrue interest at the floating rate of Bank's Prime Rate plus 3% per annum, calculated on the basis of a 360 day year for the actual number of days elapsed.

     2.1.8 Bank is authorized to act on the telephone requests for borrowing and/or prepayment, of any person identifying himself as an Authorized Person and Borrower will be bound by such instructions. Borrower hereby indemnifies and holds Bank harmless from any liability (including Bank's reasonable attorneys' fees), which may arise as a result of Bank's good faith reliance on telephone requests for borrowing and/or prepayment from any person identifying himself as an Authorized Person.

     2.1.9 Borrower shall pay to Bank a commitment fee equal to 1/4 of 1% per annum (calculated on the basis of a 360 day year), on the daily average of the difference between $7,000,000.00 (subject to permanent reduction, as specified in Section 2.1.10 below), and the aggregate principal amount outstanding under the Revolver. This commitment fee shall be payable in arrears and calculated by Bank as of the first Business Day of each January (commencing January 2, 1996), April, July and October, on the Revolver Expiration Date and when payment of the
Note is accelerated. The commitment fees shall be due and payable by Borrower within ten days of the date that Bank bills Borrower for the commitment fee.

     2.1.10 On five Business Days written notice to Bank, Borrower may elect to reduce the number "$7,000,000.00" in the definition of Maximum Credit to a lesser amount selected by Borrower. Upon such election, the reduction shall be permanent and irrevocable, and if the then unpaid principal balance of the Note exceeds the revised Maximum Credit, Borrower shall immediately pay to Bank a sum sufficient to reduce the unpaid principal balance of the Note to the new Maximum Credit."

     5. Except as set forth above, all terms and conditions of the Agreement, as amended by this Amendment No. 2, and the Documents remain the same.

     6. Bank's obligation to enter into this Amendment is contingent upon the execution of this Amendment No. 2 by Borrower, and the performance by Borrower of all terms and conditions specified in this Amendment No. 2, and upon the following additional terms and conditions.

        a. Borrower shall deliver to Bank a Certificate executed by its Secretary, containing the duly adopted resolutions of its directors, consenting to the adoption of resolutions authorizing among other things, the execution by Borrower of this Amendment, and all Documents to be executed by Borrower in connection therewith. The Certificate shall be in the form of Exhibit "B", with blanks appropriate completed.

        b. Within thirty days of the Amendment 2 Date, all Guarantors shall execute and deliver to Bank an Agreement and Acknowledgement pursuant to which they acknowledge to Bank that all Documents executed by them in connection with the Agreement, including but not limited to their respective Guaranties, remain in full force and effect ("Acknowledgement"). The form of the Acknowledgements shall be satisfactory to Bank and its attorneys.

        c. All legal details in connection with this Amendment No. 2 and the Documents executed in connection therewith, shall have met with the approval of Bank and Woods, Oviatt, Gilman, Sturman & Clarke, counsel for Bank.

        Bank, at is sole option, may extend past the Amendment 2 Date, the time in which Borrower and/or any Guarantor and/or any other Entity is required to provide any of the Documents required to be delivered under this Amendment No.
2. The extension may be written or oral, expressed or implied, such as where Bank executes this Amendment No. 2 on the Amendment 2 Date without one or more of the Documents required under this Amendment No. 2 having been provided. Such extension shall not operate as a waiver of the requirement that such Documents be provided, and Borrower's and/or Guarantors' and/or any other Entities' failure to provide such Documents to Bank after the Amendment 2 Date, shall at Bank's option, constitute a default under Section 6.1.4 of the Agreement. The requirement that Borrower and/or any Guarantor and/or any other Entity deliver to Bank any Documents called for under this Amendment No. 2 may only be waived in a writing signed by Bank.

     7. On the Amendment No. 2 Date, Borrower shall pay all of Bank's attorneys' fees and disbursements incurred and to be incurred in connection with the preparation, negotiation and execution of this Amendment No. 2, the Documents executed in connection with this Amendment No. 2, and all related matters.

     8. This Amendment No. 2 is governed by New York law, and may not be amended or terminated orally. Any litigation involving this Amendment No. 2 and/or the Agreement and/or any of the Documents shall at Bank's sole option, be triable only in a court located in Monroe County, New York. BORROWER WAIVES THE RIGHT TO A JURY TRIAL IN ANY LITIGATION OF ANY NATURE OR KIND IN WHICH BORROWER AND BANK ARE PARTIES. No other Entity is a third party beneficiary of this jury trial waiver. Borrower also waives the right to require Bank to post an undertaking in any action commenced by Bank against Borrower, or in any action in which Bank and Borrower are both parties, including but not limited to an action under
Article 71 of the CPLR.

     IN WITNESS WHEREOF, Bank and Borrower have executed this Amendment No. 2 on the date first written above.

                                   MANUFACTURERS AND TRADERS
                                   TRUST COMPANY




                                   By:  /s/ J. THEODORE SMITH
                                        -----------------------------------
                                        J. Theodore Smith
                                        Assistant Vice President


                                   TRANSMATION, INC.



                                   By:  /s/ ROBERT G. KLIMASEWSKI
                                        -----------------------------------
                                        Robert G. Klimasewski
                                        President

STATE OF NEW YORK )
COUNTY OF MONROE  )ss:

     On this 19th day of December, 1995, before me personally came J. Theodore Smith, to me known, who, being by me duly sworn, did depose and say that he is an Assistant Vice President of MANUFACTURERS AND TRADERS TRUST COMPANY, the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.

                                        /s/ BRIAN D. CALLAHAN
                                        -----------------------------------
                                        Notary Public


STATE OF NEW YORK )
COUNTY OF MONROE  )ss:

     On this 15th day of December, 1995, before me personally came Robert G. Klimasewski, to me known, who, being by me duly sworn, did depose and say that he is an Assistant Vice President of TRANSMATION, INC., the corporation described in and which executed the above instrument; and that he signed his name thereto by order of the board of directors of said corporation.

                                        /s/ [illegible]
                                        -----------------------------------
                                        Notary Public




                                   EXHIBIT A
                              Grid Note (omitted)



                                   EXHIBIT B
                       Certificate of Secretary (omitted)

                                   EXHIBIT 27
                                TRANSMATION, INC.
                             FINANCIAL DATA SCHEDULE


This  schedule  contains  summary  financial   information  extracted  from  the
Company's September 30, 1995 Form 10-Q and is qualified in its entirety by reference to such financial statements.

Period                                                                  9 months
Fiscal year-end                                                   March 31, 1996
Period-end                                                     December 31, 1995
Cash and cash items                                                     $468,071
Marketable securities                                                          0
Notes and accounts receivable-trade                                   $5,684,807
Allowances for doubtful accounts                                        $503,200
Inventory                                                             $6,652,040
Total current assets                                                 $13,550,120
Property, plant and equipment                                         $5,476,881
Accumulated depreciation                                              $3,730,984
Total assets                                                         $15,802,667
Total current liabilities                                             $4,985,521
Bonds, mortgages and similar debt                                     $2,432,100
Preferred stock-mandatory redemption                                           0
Preferred stock-no mandatory redemption                                        0
Common stock                                                          $1,211,154
Other stockholders' equity                                            $6,458,802
Total liabilities and stockholders' equity                           $15,368,745
Net sales of tangible products                                       $24,677,681
Total revenues                                                       $28,584,813
Cost of tangible goods sold                                          $16,319,564
Total costs and expenses applicable to sales and revenues            $18,045,464
Other costs and expenses                                              $8,890,265
Provision for doubtful accounts and notes                                $30,200
Interest and amortization of debt discount                              $300,739
Income before taxes and other items                                   $1,348,345
Income tax expense                                                      $480,300
Income/loss continuing operations                                       $868,045
Discontinued operations                                                        0
Extraordinary items                                                            0
Cumulative effect-changes in accounting principles                             0
Net income or loss                                                      $868,045
Earnings per share-primary                                                  $.34
Earnings per share-fully diluted                                            $.34