Form 10-Q/A
period 1995-12-31
TRANSMATION INC
filed 1996-03-19
CIK 99302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A



            Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended December 31, 1995

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

        Registrant's telephone number, including area code 716-352-7777

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No
                                              -----     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at March 19, 1996
     -----                                   -----------------------------
     Common                                         2,430,340 Shares

The purpose of this Amendment to Form 10-Q for the quarter ended December 31, 1995 is to refile with appropriate EDGAR tags an Exhibit 4 Instrument Defining the Rights of Security Holders and the Registrant's Exhibit 27 Financial Data Schedule.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TRANSMATION, INC.



Date: March 19, 1996                          /s/ Robert G. Klimasewski
                                              -------------------------
                                              Robert G. Klimasewski
                                              President



Date: March 19, 1996                          /s/ John A. Misiaszek
                                              -----------------------
                                              John A. Misiaszek
                                              Vice President, Finance

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