Form 10-K
period 1996-03-31
TRANSMATION INC
filed 1996-06-27
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
    X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ----------
EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended March 31, 1996
                                   --------------
                                       OR
_________TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________________ to ___________________

                          Commission file number 0-3905
                                                 ------

                                TRANSMATION, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          OHIO                                                 16-0874418
- ----------------------------------------   -------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

     10 Vantage Point Drive, Rochester, NY                         14624
- ---------------------------------------------------    -------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                    ---------------------------

- --------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class            Name of each exchange on which registered
- ----------------------------------    -----------------------------------------
                  None                             None
- ----------------------------------    -----------------------------------------

- ----------------------------------    -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:


- --------------------------------------------------------------------------------
                                (Title of Class)

                          Common Stock $0.50 Par Value
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                                  TOTAL PAGES -

Indicate by check mark (X) if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant is $16,657,686 as of the close of business June 10, 1996. Market value is determined by reference to the final NASDAQ quotation of the price paid for Transmation stock as of that date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on May 30, 1996.

              Class            Number of Shares Outstanding
              Common                  2,552,945
              ------           ----------------------------

Documents incorporated by reference and the part of Form 10-K into which they are incorporated are listed hereunder.

            Part of Form 10-K         Document Incorporated
            -----------------         ---------------------

                Part III Registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held on August 20, 1996

                                     Part I
                                     ------

Item 1.  Business
         --------

         The registrant, Transmation, Inc. ("Transmation," or the Company), which was organized in 1964 and incorporated in the State of Ohio, is primarily engaged in a single industry: the sale and distribution, development, manufacture and calibration of electronic monitoring instrumentation used principally for measurement, indication and transmission of information to automation control equipment or in conjunction with computers. The principal products sold by Transmation fall within two general categories: a) test, measurement and calibration equipment; b) process monitoring instrumentation.

         (i) Test, measurement and calibration equipment - Instruments used for calibrating, measuring and testing most physical parameters in industry and science. These products are produced by Transmation and by other manufacturers.

         (ii) Process monitoring instrumentation - A line of instrumentation which measures low energy signals, such as temperature, and then amplifies the measurement to permit transmission to a receiving device which may also actuate a relay at a pre-determined measurement value. Certain of these products may be used to monitor one or more points of a process by multiplexing information into one or more digital devices. These products are manufactured by Transmation.

         Transmation's products range in price from approximately $200 for a single analog isolator, to more than $200,000 for a large multiplexing system.

         The principal market for these products is within the process industry and is primarily directed to the petroleum refining and chemical manufacturing industries. Transmation's sales are accomplished through one catalog distribution division, Transcat, and two sales divisions, the Instrument Division and the International Sales Division.

         Transmation operates sales offices for its products and services in several states, Canada, and Australia. Transmation's Canadian office was separately incorporated under the laws of the Province of Ontario and Canada during 1979. In 1990, Transmation, Inc. incorporated Transcat, F.S.C. (Foreign Sales Corporation) under the laws of St. Thomas, the U.S. Virgin Islands. The purpose of this corporation is to facilitate sales of U.S. manufactured products in foreign countries. Transmation's Singapore operation was separately incorporated under the laws of Singapore during fiscal 1991. Transmation closed its office in Singapore during 1996; however, it continues to maintain one regional sales manager in Singapore. Transmation's Australian office was separately incorporated under the laws of Australia during fiscal 1994. The results of their operations are disclosed in Notes 2 and 3 of the consolidated financial statements of Transmation, Inc. which are included in this report. In addition, the Company has arrangements with approximately 80 sales representative organizations, each employing one or more sales engineers, located in other areas of concentrated demand for these products in the U.S., Australia, the Far East, Europe and Canada to promote such products on a commission basis.

         Sales of test, measurement and calibration equipment are also made through Transmation's Transcat division. This division sells through a catalog which is distributed to present and prospective customers and through direct salesmen in selected locations in the U.S. and Canada. Transcat sells Transmation products and the products of approximately 150 other manufacturers through the catalog. More than 1,000,000 catalogs have been distributed through this part of Transmation's sales and marketing effort.

         The Company's Transcat CalXPress operations provide periodic calibration services for customers owning Transmation instrumentation and instruments manufactured by others. Currently, there are Transcat CalXPress offices in Rochester, New York, Bridgeport, New Jersey, Houston, Texas, Chicago, Illinois, Baton Rouge, Louisiana, and Toronto, Canada.

         After the close of fiscal 1996, the Company acquired the stock of Altek Industries Corp., a manufacturer of calibration instrumentation. Note 14 to the consolidated financial statements included in this report is included herein by reference.

         The following information is set forth as it is deemed material to an understanding of the business of the registrant.

         Competition
         -----------

         Transmation sells products primarily to the process industries and therefore, while there are several companies in its general line of business, Transmation regards as its principal competition only those companies which compete with it for the process industry instrumentation business. Within this framework, the principal methods of competition are price, product performance, inventory availability and the Company's record for post-sales follow-up with its customers to assure proper performance and customer satisfaction. Transmation believes that the negative elements of its competitive position are price competition from other manufacturers in lower price range products, and the fact that many of its competitors have greater financial and marketing resources than Transmation.

         Transmation believes that it has substantial competition in each product category it manufactures or distributes.

         Significant Customers
         ---------------------

         There were no sales to any customer or controlled group which amounted to 10 percent or more of the Company's consolidated net sales during the years 1996-1994, nor is the Company dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

         Backlog
         -------

         At the close of the fiscal year ended March 31, 1996, Transmation had a firm order backlog of approximately $1,347,000 as compared to $1,519,000 in 1995 and $1,000,000 in 1994.

         It is anticipated that 100 percent of Transmation's backlog existing on March 31, 1996 will be filled by shipments in fiscal year 1997. Transmation's cycle of sales to delivery at the present time is 1-12 weeks on all product categories except for process monitoring systems, where the cycle is 10-40 weeks. However, backlog has generally not been a significant factor in Transmation's business.

         Seasonality
         -----------

         Transmation does not believe that its line of business has any significant seasonal factor.

         Raw Materials
         -------------

         The raw materials and components essential to Transmation's manufacturing business are available from a number of sources of supply. However, in certain instances, important parts and components are available through fewer suppliers than Transmation deems suitable. If such suppliers should fail in deliveries, delays in Transmation's production could result. Additionally, finished products required for the Transcat division's catalog sales are generally available from only one source per product. Periodically, Transmation has experienced delays in obtaining certain parts and components or finished products. Such delays are primarily attributable to demand for parts or products and long lead times. In order to minimize such delays, Transmation has placed scheduled blanket purchase orders, has sought out alternate sources of supply, has provided vendors with greater lead time in filling such orders and has placed certain finished product in its inventory. Transmation believes that such delays have not had a material adverse effect on its business to date, although it cannot predict what effect such delays may have in the future.

         Patents
         -------

         It is the opinion of management that the obtaining of patent protection is not essential to the conduct of Transmation's business. Transmation has, however, sought patent protection in certain instances and presently holds several United States patents, the most recent of which was granted in 1994; patents expire at various dates through 2012. Transmation believes that the patents obtained provide a short-term marketing benefit, particularly when marketing products against similar products produced by competitors. However, Transmation does not believe that the patents have a significant impact on its business.
         Transmation has registered numerous trademarks in the United States Patent and Trademark Office, including Transcat(R), Quick-Cal(R) and CalXpress(R).

         Research and Development
         ------------------------

         During the fiscal year ended March 31, 1996, Transmation expended approximately $1,099,508 in research and development as compared with an approximate expenditure of $1,209,156 in 1995 and $1,457,062 in 1994. The research and development costs in fiscal 1996 reflected the Company's efforts in all of its product lines in the Instrument Division. The reduction in Research and Development was planned and brings Company spending on this effort in line with industry averages and should not significantly reduce the Company's ability to introduce new products.

         Research and Development is Company sponsored. Approximately 19 of its employees and several consultants are engaged in product development. Sixteen such employees hold technical degrees.

         Employees
         ---------

         Transmation employed 211 persons (including 3 part-time employees) as of March 31, 1996 in all aspects of its business. The Altek acquisition on April 3, 1996 increased Transmation's number of employees to 256. At March 31, 1995, Transmation employed 204 persons of which 5 were part-time and at March 31, 1994, 218 persons of which 3 were part-time.

         Environmental Matters
         ---------------------

         Registrant does not believe that compliance with Federal, State or Local provisions relating to the protection of the environment have any material effect on its capital expenditures, earnings or competitive position.

         Information as to classes of similar products:

                                                               Percent of Net Sales
                                                               --------------------
                                                             1996      1995      1994
                                                             ----      ----      ----
         Test, Measurement & Calibration Equipment
         and Service                                         93.3      91.7      88.8

         Process Monitoring Instrumentation
         and Service                                          6.7       8.3      11.2

The change in sales mix from 1995 to 1996 and from 1994 to 1995 is primarily the result of increased sales of resale product and service of test, measurement and calibration equipment to the U.S. marketplace resulting from significant catalog mailings to customers and prospective customers during fiscal 1996, 1995 and 1994.

         Approximately 20.7 percent of Transmation's sales in 1996 resulted from sales in foreign countries. This compares with 22.7 percent of sales in 1995 and
23.3 percent of sales in 1994. This decrease is primarily the result of increased sales in the domestic marketplace of products distributed through the Company's Transcat division. Sales in foreign countries generate relatively the same profit margins as domestic sales. Management believes that the relative lower value of the dollar compared to foreign currencies that has existed for several years has a positive effect on international sales. All sales are shipped F.O.B. Company locations. To the extent the export laws change or the cost of doing business abroad increases, sales in foreign countries may be curtailed or become less profitable.

         The information contained in Notes 2 and 3 to the Financial Statements of this report is incorporated herein by reference.

Item 2.  Properties
         ----------

         Transmation's manufacturing operation is housed in owned facilities located at 977 Mt. Read Boulevard, Rochester, New York comprising 26,800 square feet of plant, storage and office space.

         In addition, Transmation has leased an additional 16,700 square feet of space in Rochester. This space is being used for certain executive, administrative, sales, service and manufacturing purposes. The lease for this space will expire in February, 2000.

         Effective April 3, 1996, Transmation leased an additional 9,500 square feet which houses the operations of its new Altek subsidiary. This lease will expire in fiscal 2000.

         Various sales office space is leased by the Company and its subsidiaries, Transmation (Canada), Inc., Transmation Singapore Pte., Ltd., and Transmation Australia Pty. Ltd. and is considered adequate to meet both present and future needs in those locations. (See Note 7 to the Financial Statements.)

         Generally, Transmation's present facilities are being fully utilized and are considered suitable for its current needs and there is no present requirement for significant additional space. Any expansion of business facilities as the result of a relocation of the entire business or a portion of it from Mt. Read Boulevard will be made in the future if necessary.

Item 3.  Legal Proceedings
         -----------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable.

                                     Part II
                                     -------

Item 5.  Market for Registrant's Common Stock and Related Security Holder
         ----------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded in the NASDAQ National Market System. A record of actual transactions in Transmation's stock is reflected in the table below:


                   Quarter       First      Second         Third     Fourth

         1996       High         7.125       6.625         6.500      6.625
                    Low          5.000       6.000         5.875      5.750

         1995       High         4.50        4.125         4.875      6.000
                    Low          2.75        3.000         3.250      4.250



At May 30, 1996 there were approximately 800 shareholders.

The Company has paid no cash dividends since its inception, and under terms of a revolving credit agreement with a bank may not pay such dividends without prior bank approval.

Item 6.

                                                  TRANSMATION, INC.
                                        ----------------------------------------
                                                SELECTED FINANCIAL DATA
                                        ----------------------------------------
                                                 Year Ended March 31,
                                        ----------------------------------------

                              1996          1995           1994           1993           1992
                          -----------   -----------   ------------    -----------   ------------
Net Sales                 $38,449,758   $37,293,872   $ 33,984,430    $28,867,974   $ 25,475,109
                          -----------   -----------   ------------    -----------   ------------

Operating Income (Loss)   $ 2,165,037   $   915,481   ($   523,129)   $ 1,064,168   ($    95,194)
                          -----------   -----------   ------------    -----------   ------------

Net Income (Loss)         $ 1,234,723   $   381,785   ($   586,234)   $   523,270   ($   225,812)
                          -----------   -----------   ------------    -----------   ------------

Income (Loss) Per Share   $       .49   $       .16   ($       .25)   $       .22   ($       .10)
                          -----------   -----------   ------------    -----------   ------------

Total Assets              $15,701,727   $16,293,407   $ 17,525,838    $16,226,457   $ 12,577,217
                          -----------   -----------   ------------    -----------   ------------

Long-Term Debt            $ 2,050,800   $ 4,064,426   $  5,100,000    $ 3,800,000   $  2,900,000
                          -----------   -----------   ------------    -----------   ------------

           The Company has paid no cash dividends since its inception.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         ------------------------------------
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

         The Company's primary source of capital is its revolving credit agreement with a bank. The adequacy of the revolving credit agreement is augmented by the result of strong management of the Company's assets, specifically inventories, trade accounts receivable, prepaid expenses and deferred charges which are primarily comprised of catalog costs which have been incurred and are written off over appropriate time periods to properly match revenues and related expenses. As a result of asset management efforts in fiscal 1996, the Company reduced accounts receivable balances, inventories and bank debt.

         During fiscal 1996, the Company negotiated favorable amendments to its bank revolving credit agreement which provided it with the ability to borrow up to $7,000,000 at the prime rate of interest or 250 basis points over LIBOR, at the Company's option.

         Company management focused attention on generating favorable cash flow in fiscal 1996 through continued efforts to maintain asset balances at optimal levels, improved profitability and through improved effectiveness in the use of its sales and marketing resources. In fiscal 1997, similar foci will be maintained and additionally the important objectives of reducing time to market for products under development and of integrating Altek Industries Corp., which was acquired on April 3, 1996, into Transmation will be addressed.

         Our acquisition of Altek Industries Corp. for a combination of cash and notes payable to the former owners of Altek totaling $4,800,000 and 300,000 shares of Transmation common stock, adds significant product strength and, through Altek's employees, market knowledge to Transmation's capabilities in the calibration marketplace. We are optimistic that the combination of the Transmation and Altek names and capabilities will enable Transmation to become one of the undisputed leaders in the calibration industry.

         A minimum of $1,835,000 in future taxable income will need to be generated to realize total deferred tax assets included in the March 31, 1996 Balance

Sheet. Pre-tax earnings for financial reporting purposes totaled $1,831,600 during fiscal 1996.

         Historically, pre-tax earnings for financial statement purposes have exceeded pre-tax earnings for income tax purposes. The differences relate primarily to the Company's policy of accelerating write-offs of catalog-related expenditures and depreciation for tax purposes compared to book write-offs. Certain recorded expenses result in faster write-offs for book purposes than for tax reporting purposes; primary among these are vacation pay accruals, deferred compensation accruals, allowances for bad debts, inventory reserves, return and warranty reserves and the effect of foreign net operating losses. A summary of such amounts is as follows:

         Prepaid Tax Temporary Differences      March 31, 1996
         ---------------------------------      --------------
         Deferred Compensation                       $  683,000
         Vacation Pay Accruals                          341,000
         Allowance for Bad Debts                        322,000
         Reserves for Inventory Obsolescence            134,000
         Warranty and Return Allowances                  30,000
         Foreign Net Operating Losses                   325,000
                                                     ----------
                                                     $1,835,000
                                                     ==========

         Deferred Tax Temporary Differences
         ----------------------------------
         Accelerated Depreciation                    $  381,000
         Accelerated Catalog and
            Related Expenses                            528,000
                                                     ----------
                                                     $  909,000
                                                     ==========

         Additionally, the Company owns approximately 26 acres of vacant land in a Rochester, New York suburb which has a book value of approximately $49,000. Company management believes the current market value for this property, for which there is no currently anticipated need within the operations of the Company, is approximately $750,000 and that this property is readily marketable in the event taxable gains should become a necessity for the Company.

         There were no material individual capital expenditures in fiscal 1996. At March 31, 1996 the Company had committed to acquire Altek Industries Corp. as previously described. There were no other commitments for significant capital expenditures as of the end of fiscal 1996. We anticipate that capital expenditures in fiscal 1997 (apart from the Altek acquisition) will be similar to the level of such expenditures incurred in fiscal 1996. This level of expenditure is adequate to enable the Company to compete effectively in the marketplace.

         The Company believes present facilities are adequate and no immediate significant expansions of facilities are contemplated.

Results of Operations
- ---------------------
Comparison of 1996 with 1995
- ----------------------------

         In fiscal 1996, sales totaled $38,450,000, an increase of approximately 3% compared to 1995. Product sales through the Company's Instrument division in 1996 were approximately 8% below the level achieved in 1995 and were lower than were anticipated. Management believes that this is attributable to delayed customer acceptance of several products introduced by the Company during the past two years. Recently, several organizational changes have been introduced to attempt to correct this problem. Sales through the Company's Singapore office were nearly 20% below that level which was achieved in 1995 and operational changes have also recently been enacted in an effort to better utilize sales resources previously employed in Singapore to achieve improved sales results. The Company's Transcat division achieved sales increases of nearly 8% and recorded significant improvement in its operating profitability in 1996 compared to 1995.

         Net profits totaling $1,234,700 were reported for fiscal 1996 compared to a net profit of $381,800 which was reported for fiscal 1995. Cost of products sold totaled 63.4% of sales in 1996 compared to 63.1% of sales in 1995. Selling and Administrative expenses totaled 28.2% of sales in 1996 compared to 31.2% of sales in 1995. This improvement reflects the improved productivity of our sales resources, particularly in the Transcat division in 1996 compared to 1995. Research and Development costs were intentionally reduced by approximately 9% from 1995 and brings Transmation's spending on this effort in line with industry averages for such spending and should not significantly reduce the Company's ability to introduce the new products which will be required in the future to enable it to remain competitive in the marketplace. Interest expense decreased by 22% in 1996 compared to 1995 and is the result of significantly reduced borrowings throughout the year which were enabled by Transmation's improved profitability and continued improved management of its Balance Sheet.

Results of Operations
- ---------------------
Comparison of 1995 with 1994
- ----------------------------

         In fiscal 1995, sales totaled $37,294,000, an increase of 9.7% compared to 1994. This increase resulted primarily from increases achieved in the Company's Transcat division and from increased sales into Mainland China achieved by personnel located in our Australian and Singaporean subsidiaries. Product sales through the Company's Instrument division were approximately equal to those achieved in 1994 and were lower than was anticipated. Management believes that this is attributable to delayed customer acceptance of certain newly released products utilizing innovative ideas introduced to the marketplace for the first time and that markets for these products require additional customer instruction and product development than has yet been possible to achieve.

         A net profit of $381,785 was reported for fiscal 1995 compared to a net loss of $586,234 which was reported or fiscal 1994. Cost of products sold totaled 63.1% of sales in fiscal 1995 compared to 63.7% of sales in 1994. Selling and Administrative expenses totaled 31.2% of sales in 1995 compared to 33.6% of sales in 1994. This reduction resulted primarily from reductions in catalog mailings which took place in 1995 compared to 1994 and from selective reductions in staff which were implemented during 1995. Research and Development costs were reduced by approximately 17% from 1994 to 3.2% of sales in 1995. This reduction was implemented to bring Transmation's spending in its R&D effort more in line with industry averages for such spending and should not significantly reduce the Company's ability to introduce the new products which will be required in the future to enable it to remain competitive in the marketplace. Interest expense increased by 60% in 1995 compared to 1994. This increase was the result of higher interest rates that existed throughout 1994 compared to 1995.

Item 8.


                                TRANSMATION, INC.

                          INDEX TO FINANCIAL STATEMENTS




Document                                                                    Page
- --------                                                                    ----
Report of Independent Accountants                                            16

Consolidated Balance Sheet - March 31, 1996, 1995, 1994                      17

Consolidated Statement of Income (Loss) - March 31, 1996, 1995, 1994         18

Consolidated Statement of Cash Flows - March 31, 1996, 1995, 1994            19

Consolidated Statement of Stockholders' Equity -

         March 31, 1996, 1995, 1994                                          20

Notes to Consolidated Financial Statements                               21 - 35

Schedule VIII - Valuation and Qualifying Accounts -

         March 31, 1996, 1995, 1994                                          36






All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS








To the Stockholders of
Transmation, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transmation, Inc. and its subsidiaries at March 31, 1996, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, in 1994 the Company adopted the provisions of SFAS No. 109, "Accounting for Income Taxes."

                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET



                                                                                                   March 31,
                                                                               1996                  1995                  1994
                                                                           --------------------------------------------------------
ASSETS:

Current Assets:
   Cash                                                                    $    204,046          $    607,763          $    184,806
   Accounts Receivable, less allowance
   for doubtful accounts of $436,000 in 1996, and
   $473,000 in 1995, and $435,000 in 1994                                     5,320,996             5,524,244             5,945,617
   Inventories                                                                6,491,127             6,747,036             6,912,909
   Income Taxes Receivable                                                                                                  155,532
   Prepaid Expenses and Deferred Charges                                        947,209             1,270,833             1,924,998
   Deferred Tax Assets                                                          310,294               132,026                 1,694
                                                                           --------------------------------------------------------
   Current Assets                                                            13,273,672            14,281,902            15,125,556
Properties, at cost, less accumulated
   depreciation                                                               1,976,679             1,500,498             1,469,510
Deferred Charges                                                                172,713               146,161               373,500
Deferred Income Taxes                                                            54,366               154,926               227,983
Other Assets                                                                    224,297               209,920               329,289
                                                                           --------------------------------------------------------
                                                                           $ 15,701,727          $ 16,293,407          $ 17,525,838
                                                                           ========================================================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
   Accounts Payable                                                        $  3,049,880          $  3,655,934          $  4,220,305
   Accrued Payrolls, Commissions and Other                                    1,345,499             1,187,992             1,191,093
   Income Taxes Payable                                                         410,566                 2,610
                                                                           --------------------------------------------------------
   Current Liabilities                                                        4,805,945             4,846,536             5,411,398
Long-Term Debt                                                                2,050,800             4,064,426             5,100,000
Deferred Compensation                                                           682,593               780,880               799,087
                                                                           --------------------------------------------------------
                                                                              7,539,338             9,691,842            11,310,485
                                                                           --------------------------------------------------------

Stockholders' Equity:
   Common Stock, par value $.50 per
   share - Authorized - 8,000,000 shares -
   issued and outstanding - 2,451,946 in
   1996, 2,380,640 in 1995, and 2,374,240 in
   1994                                                                       1,225,973             1,190,320             1,187,120
   Capital in Excess of Par Value                                             1,124,583               849,829               835,029
   Accumulated Translation Adjustment                                           (93,819)             (109,513)              (95,940)
   Retained Earnings                                                          5,905,652             4,670,929             4,289,144
                                                                           --------------------------------------------------------
                                                                              8,162,389             6,601,565             6,215,353
                                                                           --------------------------------------------------------
                                                                           $ 15,701,727          $ 16,293,407          $ 17,525,838
                                                                           ========================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)



                                                           Year Ending March 31,
                                                           ---------------------
                                                    1996          1995           1994
                                                ----------------------------------------

Net Sales                                       $38,449,758   $37,293,872   $ 33,984,430
                                                ----------------------------------------

Costs and Expenses:
       Cost of Products Sold                     24,358,437    23,525,472     21,647,005


       Selling and Administrative Expenses       10,826,776    11,643,763     11,403,492

       Research & Development Costs               1,099,508     1,209,156      1,457,062

       Interest Expense                             333,414       429,946        268,505
                                                ----------------------------------------
                                                 36,618,135    36,808,337     34,776,064
                                                ----------------------------------------

Income (Loss) Before Income Taxes                 1,831,623       485,535       (791,634)

Provision for (Recovery of) Income Taxes            596,900       103,750        (35,400)
                                                ----------------------------------------


Income (Loss) Before Cumulative
Effect of Accounting
Principle Change                                  1,234,723       381,785       (756,234)


Cumulative Effect on Prior Years of Change in
Accounting Principle for Income Taxes                                            170,000
                                                ----------------------------------------

Net Income (Loss)                               $ 1,234,723      $381,785      ($586,234)
                                                ========================================

Income (Loss) Per Share
Before Cumulative Effect of Change
in Accounting Principle                               $0.49         $0.16        ($ 0.32)


Cumulative Effect of Change in
Accounting Principle                                                               $0.07
                                                ----------------------------------------

Net Income (Loss) Per Share                           $0.49         $0.16         ($0.25)
                                                ========================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                           March 31,
                                                                           ---------
                                                              1996           1995           1994
                                                          -----------------------------------------
Cash Flows from Operating Activities:
       Net Income (Loss)                                   $1,234,723       $381,785      ($586,234)
       Items Not Requiring (Providing) Cash
       Included in Income
            Depreciation                                      489,462        415,425        369,717
            Deferred Compensation                                                             7,785
            Cumulative Effect of Change in
               Accounting Principle                                                        (170,000)
            (Increase) Decrease in Cash Surrender
              Value of Life Insurance Policies                (14,377)       119,369        (25,318)
            (Recovery of) Provision for Losses
              on Accounts Receivable                          (37,000)        38,000         37,000
       Decrease (Increase) in Accounts Receivable             240,248        383,373     (1,075,693)
       Decrease in Inventories                                255,909        165,873        538,573
       Decrease (Increase) in Prepaid Expenses
            and Deferred Charges                              297,072        881,504       (994,835)
       (Decrease) in Deferred Compensation                    (98,287)       (18,207)
       (Decrease) Increase in Accounts Payable               (606,054)      (564,371)     1,101,939
       Increase (Decrease) in Accrued Payrolls,
            Commissions and Other                             157,507         (3,101)       (88,545)
       Increase (Decrease) in Income Taxes
            Payable or Receivable                             407,956        158,142       (117,958)
       (Increase) Decrease in Deferred
            Income Taxes                                      (77,708)       (57,275)       110,188
                                                          -----------------------------------------
Net Cash Provided by (Used in)
       Operating Activities                                 2,249,451      1,900,517       (893,381)
                                                          -----------------------------------------
Cash Flows from Investing Activities:
       Purchases of Properties                               (965,643)      (446,413)      (633,949)
                                                          -----------------------------------------
       Net Cash Used in Investing Activities                 (965,643)      (446,413)      (633,949)
                                                          -----------------------------------------
Cash Flows from Financing Activities:
       Issuance of Capital Stock                              310,407         18,000            450
       (Reductions in) Borrowings of Long-Term Debt        (2,013,626)    (1,035,574)     1,300,000
       (Decrease) in Current Portion of Note Payable                                         (8,502)
                                                          -----------------------------------------
Net Cash (Used in) Provided by Financing Activities        (1,703,219)    (1,017,574)     1,291,948
                                                          -----------------------------------------
Effect of Exchange Rate Changes on Cash                        15,694        (13,573)       (71,737)
                                                          -----------------------------------------
Net (Decrease) Increase in Cash                              (403,717)       422,957       (307,119)
Cash at Beginning of Year                                     607,763        184,806        491,925
                                                          -----------------------------------------
Cash at End of Year                                          $204,046       $607,763       $184,806
                                                          =========================================

Cash Paid for Interest and Income Taxes was as follows:
                                                                 1996           1995           1994
                                                          -----------------------------------------
            Interest Paid                                    $367,739       $419,278       $264,323
            Taxes Paid                                       $124,750           None       $119,369

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        TRANSMATION, INC.
                                ------------------------------------------------------------------
                                         CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                ------------------------------------------------------------------


                               Number of Shares of
                                $.50 Par Value        Common Stock       Capital
                                 Common Stock         Issued and        in Excess       Retained
                                 Outstanding          Outstanding      of Par Value     Earnings
                               -------------------    ------------     ------------    ----------
Balance, March 31, 1993           2,374,040           $1,187,020       $  834,679      $4,875,378

Issuance of Stock                       200                  100              350

Net Loss                                                                                 (586,234)
                                 ----------           ----------       ----------      ----------

Balance, March 31, 1994           2,374,240            1,187,120          835,029       4,289,144

Issuance of Stock                     6,400                3,200           14,800

Net Income                                                                                381,785
                                 ----------           ----------       ----------      ----------

Balance, March 31, 1995           2,380,640            1,190,320          849,829       4,670,929

Issuance of Stock                    71,306               35,653          274,754

Net Income                                                                              1,234,723
                                 ----------           ----------       ----------      ----------

Balance, March 31, 1996           2,451,946           $1,225,973       $1,124,583      $5,905,652
                                 ==========           ==========       ==========      ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                                -----------------
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1996, 1995 AND 1994
   --------------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
- ---------------------------------------------------

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of net assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation
- ---------------------------

         The financial statements include the accounts of wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Foreign Operation
- -----------------

         The accounts of Transmation's foreign subsidiaries are maintained in the local currency of the countries in which they operate and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. Accordingly, accounts representing assets and liabilities, except for long-term intercompany and equity accounts, have been translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of subsidiaries' balance sheets into U.S. dollars are recorded directly to the accumulated translation adjustment component of stockholders' equity. Currency gains and losses on business transactions are included in net income. In 1996, transaction gains totaled $20,652, in 1995 and 1994, transaction losses totaled $169,611 and $80,691 respectively.

Inventories
- -----------

         Inventories are valued at the lower of standard cost or market.

Depreciation and Amortization
- -----------------------------

         The cost of properties is depreciated over the estimated useful lives of the assets. Depreciation is determined on a straight-line basis. For income tax purposes, depreciation is determined by accelerated methods as permitted under tax regulations. Additions and betterments are capitalized; maintenance and repairs are charged to income. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Leasehold improvements and capital leases are amortized over the terms of the related leases.

Income Taxes
- ------------

         The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences.

         In 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), and adjusted previously recorded deferred taxes to reflect currently enacted tax rates. The Company reflected the effect of adopting SFAS 109 as a change in accounting principle at the beginning of fiscal 1994.

Deferred Catalog Costs
- ----------------------

         Costs relating to mail order catalogs are amortized over a two-year period beginning in the month of distribution. Prepaid expenses and deferred charges at March 31, 1996, 1995 and 1994 consist principally of the unamortized balance of costs associated with the catalogs. Catalog costs expensed in 1996, 1995 and 1994 were $1,240,752, $1,917,480, and $2,350,464 respectively.

Fiscal Year
- -----------

         The Company operates within a conventional 52 week accounting fiscal year ending on March 31 of each year.

Revenue Recognition
- -------------------

         The Company recognizes revenue from product sales at the time of shipment. The Company has established programs which, under specified conditions, provide price protection rights and/or enable its customers to return product. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

Note 2 - Business Segments
- --------------------------

The Company and its subsidiaries sell in one basic industry, instrumentation products for the process industry. Sales are made by the Company and its subsidiaries to end users and engineering contractors in the United States and other countries. The Company's domestic operations include manufacturing and sales; the Company's foreign operations are limited to sales.

A summary of 1996, 1995 and 1994 operating data relating to the Company and its subsidiaries is as follows:

                                                                                                     Adjustments
                                                                                        Transcat         and
        1996             United States      Canada       Singapore      Australia         FSC        Eliminations   Consolidated
- ----------------------   ------------   -------------   ------------   ------------   ------------   ------------   ------------
Revenue from
Unaffiliated
Customers                $ 32,071,157   $   3,839,411   $  1,922,883   $    616,307                                 $ 38,449,758

Intercompany
Sales and
Credits                     1,208,369                                                 $    544,321   ($ 1,752,690)
                         ------------   -------------   ------------   ------------   ------------   ------------   ------------

Total Revenue            $ 33,279,526   $   3,839,411   $  1,922,883   $    616,307   $    544,321   ($ 1,752,690)  $ 38,449,758
- ----------------------   ============   =============   ============   ============   ============   ============   ============

Net Income (Loss)        $  1,063,362   $     318,813   ($    64,918)  ($   148,044)  $     44,858   $     20,652   $  1,234,723
- ----------------------   ============   =============   ============   ============   ============   ============   ============

Identifiable
Assets                   $ 14,483,246   $     939,003   $    196,299   $    188,107   $    464,068   ($   568,996)  $ 15,701,727
- ----------------------   ============   =============   ============   ============   ============   ============   ============

                                                                                                     Adjustments
                                                                                        Transcat         and
        1995             United States      Canada       Singapore      Australia         FSC        Eliminations   Consolidated
- ----------------------   ------------   -------------   ------------   ------------   ------------   ------------   ------------
Revenue from
Unaffiliated
Customers                $ 31,070,117   $   3,441,978   $  2,399,454   $    382,323                                 $ 37,293,872

Intercompany
Sales and
Credits                     2,885,473                                                 $    407,647   ($ 3,293,120)
                         ------------   -------------   ------------   ------------   ------------   ------------   ------------

Total Revenue            $ 33,955,590   $   3,441,978   $  2,399,454   $    382,323   $    407,647   ($ 3,293,120)  $ 37,293,872
- ----------------------   ============   =============   ============   ============   ============   ============   ============

Net Income (Loss)        $    263,769   $      59,122   ($    66,283)  ($   121,540)  $     80,109   $    166,608   $    381,785
- ----------------------   ============   =============   ============   ============   ============   ============   ============

Identifiable
Assets                   $ 14,869,430   $   1,077,377   $    721,952   $    164,355   $    423,860   ($   963,567)  $ 16,293,407
- ----------------------   ============   =============   ============   ============   ============   ============   ============

                                                                                                     Adjustments
                                                                                        Transcat         and
        1994             United States      Canada       Singapore      Australia         FSC        Eliminations   Consolidated
- ----------------------   ------------   -------------   ------------   ------------   ------------   ------------   ------------
Revenue from
Unaffiliated
Customers                $ 28,490,159   $   3,909,695   $  1,577,757   $      6,819                                 $ 33,984,430

Intercompany
Sales and
Credits                     1,170,107                                                                ($ 1,170,107)
                         ------------   -------------   ------------   ------------   ------------   ------------   ------------

Total Revenue            $ 29,660,266   $   3,909,695   $  1,577,757   $      6,819                  ($ 1,170,107)  $ 33,984,430
- ----------------------   ============   =============   ============   ============   ============   ============   ============

Net (Loss)               ($   399,262)  ($     45,682)  ($    44,280)  ($    13,692)  ($     2,627)  ($    80,691)  ($   586,234)
- ----------------------   ============   =============   ============   ============   ============   ============   ============

Identifiable
Assets                   $ 16,446,947   $   1,290,231   $    488,561   $     50,277   $    333,001   ($ 1,083,179)  $ 17,525,838
- ----------------------   ============   =============   ============   ============   ============   ============   ============

Sales and transfers among the United States, Canada, Singapore, Australia and Transcat FSC are made on a formula basis. Net income is revenue less costs and operating expenses.

Total consolidated sales to additional separate foreign geographic areas, as defined by the Company, did not aggregate more than 10 percent of total consolidated sales during any of the years 1996-1994. Sales in foreign countries, including Canada, represented 20.7 percent of sales in 1996, 22.7 percent of sales in 1995, and 23.3 percent of sales in 1994.

Note 3 - Foreign Net Assets
- ---------------------------

         The consolidated balance sheet includes net assets of Transmation's foreign subsidiaries as follows:

                                                      March 31,
                                           1996         1995         1994
                                        ----------   ----------   ----------
Current Assets                          $1,235,028   $1,784,038   $1,775,126

Current Liabilities, including
$570,994 in 1996, $1,278,133 in 1995,
and $821,318 in 1994 owed to the
parent company                             622,532    1,376,069    1,105,894
                                        ----------   ----------   ----------

Net Current Assets                         612,496      407,969      669,232

Fixed and Other Assets, Net                 88,381      179,646       53,943
                                        ----------   ----------   ----------

Net Assets                              $  700,877   $  587,615   $  723,175
                                        ==========   ==========   ==========

 Note 4 - Inventories
 --------------------

          The major classifications of inventory are as follows:

                                                 March 31,
                                       1996         1995         1994
                                    ----------   ----------   ----------
Raw Materials and Purchased Parts   $1,412,576   $1,510,425   $1,646,150

Work in Process                        569,317      767,522      680,873

Finished Products                    4,509,234    4,469,089    4,585,886
                                    ----------   ----------   ----------

                                    $6,491,127   $6,747,036   $6,912,909
                                    ==========   ==========   ==========

Note 5 - Properties
- -------------------

         The major classifications of properties are as follows:

                                                    March 31,
                                          1996         1995         1994
                                      ----------   ----------   ----------
Land and Improvements                 $  167,380   $  160,726   $  160,726

Buildings                                319,629      314,875      314,225

Machinery, Equipment & Software        4,164,312    3,431,679    3,371,046

Tools, Dies and Molds                    405,048      328,118      323,954

Furniture and Fixtures                   623,209      568,501      582,442

Vehicles                                 139,040      113,158      124,997

Leasehold Improvements                    37,061       43,827       45,529
                                      ----------   ----------   ----------
                                       5,855,679    4,960,884    4,922,919
LESS - Accumulated Depreciation and
          Amortization                 3,879,000    3,460,386    3,453,409
                                      ----------   ----------   ----------
                                      $1,976,679   $1,500,498   $1,469,510
                                      ==========   ==========   ==========


         Useful lives are estimated to be 15 to 30 years for buildings, 5 to 10 years for machinery, equipment and software, 3 years for tools, dies and molds, 5 to 10 years for furniture and fixtures, and 3 years for vehicles. Leasehold improvements are amortized over the terms of the related leases.

Note 6 - Revolving Credit Agreement
- -----------------------------------

         Borrowings under a secured revolving credit agreement with a bank which extends through July 31, 1998 total $2,050,800 at March 31, 1996.

         Maximum funds available under this credit agreement total $7,000,000 and are based on a formula. The interest rate is, at the Company's option, at the bank's prime lending rate or 250 basis points over LIBOR.

         The revolving credit agreement contains, among other provisions, restrictions on the annual amount of capital expenditures, restrictions on the annual amount of expenditures made for the purpose of printing and distributing catalogs and requirements for minimum amounts of tangible net worth.

         Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to the lender an amount equal to 1/4% of the unused portion of the total credit available. The fee is payable quarterly. Total commitment fees paid on any unused lines of credit under revolving credit agreements were immaterial in all years 1996-1994.

         The Company is in compliance with provisions of its loan agreements or has received a waiver as of March 31, 1996.

Note 7 - Leases
- ---------------

         The Company has leases under renewable agreements covering sales office and manufacturing space. At March 31, 1996, minimum future rental payments due under operating leases for such space that had an initial non-cancelable term in excess of one year were $657,169 due in monthly installments. Amounts due under these leases are as follows:

                                 1997 - $246,693
                                 1998 - $163,708
                                 1999 - $134,727
                                 2000 - $112,041

         Total rental expense under these leases was $325,857 in 1996, $294,378 in 1995, and $216,902 in 1994.

Note 8 - Stockholders' Equity
- -----------------------------

         In August 1993, an incentive Stock Option plan was adopted. This plan was amended and restated in August 1995. Options are available to be granted to key employees under the 1993 Plan at prices not less than fair market value at the date of grant and are exercisable in annual installments beginning at the date of grant and expiring up to ten years later. A plan adopted in August 1981 has now expired; however, certain options remain exercisable under that plan.

         The following table summarizes the transactions under the plans during 1996, 1995, and 1994:

                                                              Option Price
                                                              ------------
                                                     Shares    Per Share      Aggregate
                                                     ------    ---------      ---------

Options Outstanding - 3/31/93                        88,500   $   2.25       $ 199,125
                                                    -------    ----------    --------
Options Granted During the Year                      10,000       4.00         40,000
Options Canceled During the Year                    ( 1,000)      2.25         (2,250)
Options Exercised During the Year                   (   200)      2.25         (  450)
                                                    -------    ----------    --------
Balance, 3/31/94                                     97,300     2.25-4.00     236,425
                                                    -------    ----------    --------
Options Granted During the Year                     163,600       4.25        695,300
Options Exercised During the Year                    (5,200)      2.25        (11,700)
Options Canceled During the Year                    (12,100)      2.25        (27,225)
                                                    -------    ----------    --------
Balance, 3/31/95                                    243,600     2.25-4.25     892,800
Options Exercised During the Year                   (24,400)      2.25        (54,900)
Options Canceled During the Year                    (11,100)    2.25-6.25     (51,375)
Options Granted During the Year                     194,450     4.25-6.63     995,581
                                                    -------    ----------    --------
Balance, 3/31/96                                    402,550   $2.25-$6.63  $1,782,106
                                                    =======    ==========  ==========

         53,100 shares are eligible to be exercised under the 1981 and 1993 plans. The market value of these shares at the date they first became eligible for exercise ranged from $2.00 to $6.38 per share and aggregated $135,830. There are 48,750 shares available for grant under the 1993 plan at March 31, 1996.

         On August 21, 1984, shareholders approved the Directors' Warrant Plan. This Plan was amended and restated in August 1995. The Plan provides that warrants may be granted thereunder to non-employee directors of Transmation to purchase in the aggregate not more than 100,000 shares of the Company's Common Stock. The purchase price for shares issued under the Directors' Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors' Warrant Plan is as follows:

                                            Shares    Warrant Price    Aggregate
                                            ------    -------------    ---------

Balance - 3/31/94                           32,500   $3.00 - $3.875    $110,625
                                            -----------------------------------

Balance - 3/31/95                           32,500    3.00 -  3.875     110,625
                                            -----------------------------------

Exercised During 1996                      (14,500)   3.00 -  3.875     (54,875)

Expired During 1996                         (2,000)   3.875              (7,750)

Granted During 1996                         14,000    6.50               91,000
                                            -----------------------------------

Balance, 3/31/96                            30,000   $3.875 - $6.50    $139,000
                                            ===================================


         On March 11, 1993, the Board of Directors granted the former President of the Company's Instrument Division a non-qualified stock option to purchase 25,000 shares of the Company's common stock at $3.00 per share, the fair market value at the date of the grant. Upon his termination in January 1996, the former President of the Company's Instrument Division exercised his right to purchase 15,000 of such shares. The remainder of this grant was canceled.

         On August 15, 1995, the Board of Directors granted the then President of the Company's Transcat Division a non-qualified stock option to purchase 23,950 shares of the Company's common stock at $6.25 per share, the fair market value at the date of the grant. These shares are exercisable in equal annual installments beginning at the date of the grant and expiring five years later.

         The Company is required to adopt SFAS No. 123 "Accounting for Stock-Based Compensation" in fiscal 1997. The Company will elect to continue using the intrinsic value method of accounting, Pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting has been applied, will need to be disclosed in notes to financial statements beginning in fiscal 1997.

Note 9 - Net Income (Loss) Per Share
- ------------------------------------

         The net income per share amounts in 1996 and 1995 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of the dilutive stock options and warrants. The net loss per share amount in 1994 was computed by dividing the net loss by the number of shares actually outstanding. Common and common equivalent shares averaged 2,534,674 in 1996, 2,430,329 in 1995, and 2,374,240 in 1994.

Note 10 - Income Taxes
- ----------------------

         The provisions for income tax for the years ended March 31, 1996, 1995 and 1994 are comprised of:

1996                    Current     Deferred       Total
- ----                   ---------    ---------    ---------
Federal                $ 405,100    $ 112,000    $ 517,100
State                     24,000       (4,000)      20,000
Foreign                  245,508     (185,708)      59,800
                       ---------    ---------    ---------
                       $ 674,608    $ (77,708)   $ 596,900
                       =========    =========    =========

1995                    Current     Deferred       Total
- ----                   ---------    ---------    ---------
Federal                $  60,935    ($ 15,185)   $  45,750
State                     10,900       (5,900)       5,000
Foreign                   89,190      (36,190)      53,000
                       ---------    ---------    ---------
                       $ 161,025    ($ 57,275)   $ 103,750
                       =========    =========    =========

1994                    Current     Deferred       Total
- ----                   ---------    ---------    ---------
Federal                ($ 74,450)   $  45,100    ($ 29,350)
State                        250        6,600        6,850
Foreign                  (71,388)      58,488      (12,900)
                       ---------    ---------    ---------
                       ($145,588)   $ 110,188    ($ 35,400)
                       =========    =========    =========

         The following is a reconciliation of the "expected" federal income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the statement of income.

                                   1996         1995         1994
                                   ----         ----         ----
Computed "Expected" Federal
Income Tax                      $ 622,750    $ 165,100    ($269,100)

State Income Taxes                 13,200        5,000        4,500

Foreign Sales Corporation         (11,225)     (20,100)

Effect of Graduated U.S. Tax
  Rates on Carryback Loss                                    26,700

Book Expense not
  Deductible for taxes                          43,500

Foreign Taxes                      23,000       14,900       (8,500)

Valuation Allowance, Domestic    (144,500)    (144,500)

Valuation Allowance, Foreign      (45,100)      67,700       22,400

R&D Credit                        (12,300)     (42,900)

Other, Net                          6,575       15,050       44,100
                                ---------    ---------    ---------
                                $ 596,900    $ 103,750    ($ 35,400)
                                =========    =========    =========

         The domestic valuation allowance established in 1994 relating to domestic net operating loss carryforwards reversed in 1995 due to the utilization of such credits. During 1996, $45,100 of the foreign valuation allowance was recognized due to the increase in the likelihood benefits will be recognized. Management believes net deferred tax assets after valuation allowance are more likely than not to be recognized.

         The components of net deferred tax assets are as follows:


Deferred Tax Assets:                          1996         1995         1994
                                           ---------    ---------    ---------

Net Operating Loss Carryforward            $ 171,620    $  90,100    $ 166,900

Deferred Compensation                        265,938      304,543      311,983

Accrued Vacation Pay                         132,805      150,190      135,200

Allowance for Doubtful Accounts              125,474      139,366      140,900

Reserves for Inventory Obsolescence           52,015       52,069       52,100

Warranty Reserves                             11,716       23,400       25,400

Valuation Allowance                          (45,000)     (90,100)    (166,900)
                                           ---------    ---------    ---------

Gross Deferred Tax Assets                    714,568      669,568      665,583
                                           ---------    ---------    ---------


Deferred Tax Liabilities:

Depreciation                                 146,561      111,685       84,006

Accelerated Catalog & Postage Write-offs     203,347      270,931      351,900
                                           ---------    ---------    ---------

Gross Deferred Tax Liabilities               349,908      382,616      435,906
                                           ---------    ---------    ---------

Net Deferred Tax Assets                    $ 364,660    $ 286,952    $ 229,677
                                           =========    =========    =========


         In 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under the provisions of SFAS 109, the Company adjusted previously recorded deferred taxes to reflect currently enacted statutory rates. The Company has reflected the cumulative effect of adopting SFAS 109 as a change in accounting principle at the beginning of 1994. This adjustment was recorded as a non-cash credit to earnings of $170,000 or $.07 per share. Prior years' financial statements were not restated. The adoption of SFAS 109 had no effect on the provision for income taxes for 1994.

         The Company has available foreign net operating loss carryforwards totaling approximately $440,000. These carryforwards have an unlimited expiration period and their use is limited to the Company's future taxable income.

Note 11 - Employment Agreement
- ------------------------------

         On February 28, 1995, William J. Berk, former President of Transmation, Inc. retired. In accordance with terms of a retirement agreement between the Company and Mr. Berk, payments due under this agreement commenced on March 1, 1995. Mr. Berk is entitled to annual payments amounting to $96,456 for life. The former President's wife will receive 60% of the annual benefit for her lifetime should she survive him. This pension was not funded and the estimated present value of the future benefits was recorded as an expense and a liability over the term of the former President's actual employment. There were no charges to expense for retirement benefits to be paid to the former President under the now expired employment contract during 1994-1996.

         Upon the death of the former President, and at the request of his legal representative, the Company will redeem at market price from his estate a certain number of shares of Transmation common stock as is permitted by Section 303 of the Internal Revenue Code.

Note 12 - Deferred Profit Sharing
- ---------------------------------

         Effective April 1, 1981, the Transmation, Inc. Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributing to a contributing defined contribution plan and renamed the Transmation, Inc. Long-Term Savings and Deferred Profit Sharing Plan. All United States employees of Transmation, Inc. are eligible to participate in the plan providing certain qualifications are met. Employer contributions are made to the plan at the discretion of the Board of Directors of the Company. Payments of benefits accrued for plan participants will be made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. There were no charges under this plan in any of the periods 1994-1996.

Note 13 - Postemployment Benefits
- ---------------------------------

         In 1992, the Financial Accounting Standards Board released Statement No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), which is required to be implemented by April 1, 1994. FAS 112 requires that projected future costs of providing postemployment, but pre-retirement benefits, such as disability and severance pay, be recognized as an expense as employees render service rather than when the benefits are paid.

         The Company adopted the provisions of FAS 112 effective April 1, 1994 which resulted in an immaterial effect on the financial statements. The adoption of FAS 112 did not have a material impact on the current year results and is not expected to significantly impact future operating expense or the Company's cash flow.

Note 14 - Subsequent Event - Acquisition of Altek Industries Corp.
- ------------------------------------------------------------------

         On April 3, 1996, the Company completed the acquisition of the shares of Altek Industries Corp. for a total of $4,800,000 of cash and notes to the former owners plus 300,000 shares of Transmation Inc. common stock. Cash required for the transaction was provided under the Company's revolving credit agreement. (See Note 6). Altek is a manufacturer of electronic calibration equipment. The acquisition will be accounted for by the purchase method of accounting. Accordingly, the operating results of this acquisition will be included in the Company's financial statements from the date of acquisition forward. The Company is in the process of allocating the purchase price to the fair value of the assets acquired. Unaudited pro forma results of operations as if the acquisition had occurred on April 1, 1995 are as follows:

                                                               Unaudited
                                                               ---------
                  Net Sales                                   $42,487,000
                  Income before provision
                    for Income Taxes                          $ 1,759,500
                                                              -----------
                  Net Income                                  $ 1,144,000
                                                              -----------
                  Net Income Per Share                            $.40
                                                                 -----

Note 15 - Fair Value of Financial Instruments
- ---------------------------------------------

         The Company has determined the fair value of its debt and other financial instruments using available market information and appropriate valuation methodologies as follows:

         Cash and accounts receivable: The carrying amounts reported in the balance sheet for cash and receivables approximate their fair value.

         Long-term debt: The carrying amount of debt under the Company's floating rate revolving credit agreement with a bank approximates its fair value.

Note 16 - Quarterly Financial Information (Unaudited)
- -----------------------------------------------------


                                                             Net Income        Income (Loss)
1996               Net Sales            Gross Profit            (Loss)          Per Share
                  ----------            ------------          --------          ---------
Fourth Quarter    $ 9,864,945            $3,551,972           $366,678           $.14
Third Quarter     $ 9,918,064            $3,633,395           $476,636           $.19
Second Quarter    $ 9,100,252            $3,373,421           $188,584           $.07
First Quarter     $ 9,566,497            $3,532,533           $202,825           $.08

                                                             Net Income        Income (Loss)
1995               Net Sales            Gross Profit            (Loss)          Per Share
                   ---------            ------------          --------          ---------
Fourth Quarter    $10,044,518            $3,824,090           $301,378           $.13
Third Quarter     $10,293,625            $3,736,252           $460,177           $.19
Second Quarter    $ 8,478,390            $3,163,458           $ 17,347           $.01
First Quarter     $ 8,477,339            $3,044,600          ($397,117)         ($.17)

   NOTE: 1996 Quarterly EPS amounts do not total to the annual EPS amount due to rounding.

                                TRANSMATION, INC.
                                -----------------

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                -------------------------------------------------

                              YEAR ENDED MARCH 31,
                              --------------------





                                               Additions
                               Balance at      Charged to       Write-Off           Balance at
                               Beginning of    Profit and       Charged To          End of
                               Year            Loss             Reserve             Year
                               ----            ----             -------             ----

                                         1996
                                         ----

Allowance for
Doubtful Accounts          $473,000           ($37,000)                             $436,000
                           ========            -------                              ========



                                        1995
                                        ----

Allowance for
Doubtful Accounts          $435,000           $38,000                              $473,000
                           ========           =======                              ========


                                        1994
                                        ----

Allowance for
Doubtful Accounts          $398,000           $37,000                              $435,000
                           ========           =======                              ========




Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

         None

                                    Part III
                                    --------

         The information required by each of the following items is presented in the definitive proxy statement to be filed pursuant to Regulation 14A which Transmation will file within the period prescribed in connection with the annual meeting of shareholders to be held on August 20, 1996 and which is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

Item 11. Executive Compensation
         ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a) 1.   Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheet - March 31, 1996, 1995, 1994

         Consolidated Statement of Income - March 31, 1996, 1995, 1994

         Consolidated Statement of Cash Flows - March 31, 1996, 1995, 1994

         Consolidated Statement of Stockholders' Equity -
                           March 31, 1996, 1995, 1994

         Notes to Consolidated Financial Statements

    2.   Financial Statement Schedules

         Schedule VIII - Valuation and Qualifying Accounts
                         March 31, 1996, 1995, 1994

         All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

    3.   Index to Exhibits

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                                 NOT APPLICABLE

         (3)    Articles of Incorporation and By-Laws

                (i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

                (ii) Bylaws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant's Form 10-K for the year ended March 31, 1988.

         (4) Instruments defining the rights of security holders, including indentures.

                Revolving Credit Agreement Between the Registrant and Manufacturers and Traders Trust Company is incorporated herein by reference to Exhibit 1 to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1994. Agreement and Amendment No. 1 thereto is incorporated herein by reference to Exhibit 4(c) to the Registrant's Form 10Q for the fiscal quarter ended September 30, 1995. Agreement and Amendment No. 2 thereto is incorporated herein by reference to Exhibit 4(d) to the Registrant's Form 10Q-A for the fiscal quarter ended December 31, 1995.

                The documents listed under (3) are incorporated herein by reference.

         (9)    Voting Trust Agreements

                                 NOT APPLICABLE

         (10)   Material Contracts

                The documents listed under (4) are incorporated herein by reference.

                Compensation agreements between the Registrant and William J. Berk are incorporated by reference to Exhibit (10) to the Registrant's Form 10-K for the fiscal year ended March 31, 1984, and Exhibit (10)(b) to the Registrant's Form 10-K for the fiscal year ended March 31, 1991.

                Non-Statutory Stock Option Agreement dated August 15, 1995 between Registrant and Eric W. McInroy is incorporated herein by reference to Exhibit 10(j) to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1995.

                Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Registrant's Form 10-K for the fiscal year ended March 31, 1995.

                Transmation, Inc. Employees' Incentive Stock Option Plan is incorporated herein by reference to Exhibit 99(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

                Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Exhibit 99(b) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

                  Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99(c) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

                  Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

                  Amendment No. 1 to Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended September 30, 1995.

                  Stock Purchase Agreement dated March 28, 1996 among the Registrant, E. Lee Garelick and James N. Wurtz is incorporated herein by reference to Exhibit 2(a) to the Registrant's Form 8-K dated April 3, 1996.

                  (a) Amendment No. 2 to Transmation, Inc. Directors' Stock Plan is included herein as Exhibit 10(a).

                  (b) Amendment No. 1 to Transmation, Inc. Employees' Stock Purchase Plan is included herein as Exhibit 10(b).

                  (c) Amendment No. 1 to Non-Statutory Stock Option Agreement dated March 11, 1996 between the Registrant and Eric W. McInroy is included herein as Exhibit 10(c).

                  (d) Extended and Amended Employment Agreement dated as of April 1, 1996 between the Registrant and Robert G. Klimasewski is included herein as Exhibit 10(d).

         (11)     Statement re Computation of Per Share Earnings

                  Computation can be clearly determined from Note 9 to the Financial Statements to be filed with Item 8.

         (12)     Statements re Computation of Ratios

                                 NOT APPLICABLE

         (13)     Annual Report to Security Holders

                                 NOT APPLICABLE

         (16)     Letter re Change in Certifying Accountant

                                 NOT APPLICABLE

         (18)     Letter re Change in Accounting Principles

                                 NOT APPLICABLE

         (21)     Subsidiaries of Registrant

                  Subsidiaries of the Registrant are included herein as Exhibit 21.

         (22) Published Report Regarding Matters Submitted to Vote of Security Holders

                                 NOT APPLICABLE

         (23)     Consents of Experts and Counsel

                  Consent of Price Waterhouse LLP is included herein as Exhibit 23.

         (24)     Power of Attorney

                                 NOT APPLICABLE

         (27)     Financial Data Schedule

                  Financial Data Schedule is included herein as Exhibit 27.

         (28) Information from reports furnished to State Insurance Regulatory Authorities

                                 NOT APPLICABLE

         (99)     Additional Exhibits

                                 NOT APPLICABLE

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

(c)      See (a) 3. above.

(d)      (1)      NOT APPLICABLE

         (2)      NOT APPLICABLE

         (3)      NOT APPLICABLE

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


TRANSMATION, INC.


By: /s/ Robert G. Klimasewski               By:
- ------------------------------------        --------------------------------
Robert G. Klimasewski                       Cornelius J. Murphy
President & Chief Executive Officer         Chairman of the Board of Directors
(Principal Executive Officer)

Date: 6/24/96                               Date:
- ------------------------------------        --------------------------------

By: /s/ Philip P. Schulp                    By: /s/ Arthur M. Richardson
- ------------------------------------        --------------------------------
Philip P. Schulp, Director                  Arthur M. Richardson, Director

Date: 6/24/96                               Date: 6/24/96
- ------------------------------------        --------------------------------

By:                                         By:
- ------------------------------------        --------------------------------
Angelo J. Chiarella, Director               E. Lee Garelick, Director

Date:                                       Date:
- ------------------------------------        --------------------------------

By: /s/ Gerald R. Katz                      By:
- ------------------------------------        --------------------------------
Gerald R. Katz, Director                    Dr. Harvey J. Palmer, Director

Date: 6/24/96                               Date:
- ------------------------------------        --------------------------------

By: /s/ John W. Oberlies                    By: /s/ John A. Misiaszek
- ------------------------------------        --------------------------------
John W. Oberlies, Director                  John A. Misiaszek
                                            Vice President, Finance
                                            (Principal Financial Officer and
                                             Principal Accounting Officer)

Date: 6/27/96                               Date: 6/26/96
- ------------------------------------        --------------------------------