Form 10-Q
period 1996-06-30
TRANSMATION INC
filed 1996-08-12
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarterly period ended       June 30, 1996
                               -------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the transition period from                    to
                              --------------------  ---------------------------

                       Commission file number   0-3905
                                              ----------

                       TRANSMATION, INC.
- -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                           16-0874418
- -------------------------------------------------  -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

 10 Vantage Point Drive, Rochester, NY                             14624
- ---------------------------------------------------------  ---------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                  ------------------------------

- --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class               Number of Shares Outstanding                Date
- -----               ----------------------------                ----
Common                      2,606,472                       July 25, 1996


                                TOTAL PAGES - 15

                                     Part I

                              FINANCIAL INFORMATION
                              ---------------------

Item 1.  Financial Statements
- -----------------------------

                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET

                                                           June 30,         March 31,
ASSETS:                                                      1996             1996
                                                         ------------    ------------
Current Assets:
      Cash                                               $    216,942    $    204,046
      Accounts Receivable, less allowance
        for doubtful accounts of $485,000 at
        June 30, 1996, and $436,000 at
        March 31, 1996                                      6,237,379       5,320,996
      Inventories                                           7,115,197       6,491,127
      Prepaid Expenses and Deferred Charges                   727,200         947,209
      Deferred Tax Assets                                     416,200         310,294
                                                         ------------    ------------
      Current Assets                                       14,712,918      13,273,672
Properties, at cost, less accumulated
      depreciation                                          2,188,487       1,976,679
Deferred Charges                                              132,589         172,713
Deferred Income Taxes                                          72,955          54,366
Other Assets                                                  251,201         224,297
Goodwill                                                    6,233,007
                                                         ------------    ------------
                                                         $ 23,591,157    $ 15,701,727
                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                         1,700,000
      Accounts Payable                                      2,770,833       3,049,880
      Accrued Payrolls, Commissions & Other                 1,358,149       1,345,499
      Income Taxes Payable                                    328,797         410,566
                                                         ------------    ------------
      Current Liabilities                                   6,157,779       4,805,945
Long-Term Debt                                              6,378,149       2,050,800
Deferred Compensation                                         659,671         682,593
                                                         ------------    ------------
                                                           13,195,599       7,539,338
                                                         ============    ============

Stockholders' Equity:
      Common Stock, par value $.50 per share
        Authorized - 8,000,000 shares -
        issued and outstanding - 2,606,472 at June 30,
        1996, and 2,451,946 at March 31, 1996               1,303,236       1,225,973
      Capital in Excess of Par Value                        1,768,224       1,124,583
      Stocks payable former Altek Owners                    1,225,000
      Accumulated Translation Adjustment                     (110,428)        (93,819)
      Retained Earnings                                     6,209,526       5,905,652
                                                         ------------    ------------
                                                           10,395,558       8,162,389
                                                         ------------    ------------
                                                         $ 23,591,157    $ 15,701,727
                                                         ============    ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED

                                                              April 1, 1996 -            April 1, 1995 -
                                                              June 30, 1996              June 30, 1995
                                                              -----------------          ------------------
Net Sales                                                          $11,047,617                  $9,566,497

Cost and Expenses:

      Cost of Product Sold                                           6,733,456                   6,033,964
      Selling & Administrative Expenses                              3,221,128                   2,801,684
      Research & Development Costs                                     395,398                     267,925
      Interest Expense                                                 152,461                     112,099
                                                              -----------------          ------------------
                                                                    10,502,443                   9,215,672
                                                              -----------------          ------------------
Income Before Taxes                                                    545,174                     350,825
Provision for Income Taxes
      State and Federal                                                241,300                     148,000
                                                              -----------------          ------------------
Net Income                                                             303,874                     202,825
Retained Earnings at
      Beginning of Period                                            5,905,652                   4,670,929
                                                              -----------------          ------------------
Retained Earnings at
      End of Period                                                 $6,209,526                  $4,873,754
                                                              =================          ==================


Net Income Per Share                                                $.11                       $.08
                                                                    ====                       ====



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                Three Months Ended
                                                            --------------------------
                                                          June 30, 1996  June 30, 1995
                                                            -----------    ---------
Cash Flows from Operating Activities
      Net Income                                            $   303,874    $ 202,825
      Items Not Requiring (Providing) Cash
        Included in Income
           Depreciation and Amortization                        236,286       99,724
           Provision for Losses on Accounts Receivable           49,000       28,500
           Other Assets                                             109
      (Increase)Decrease in Accounts Receivable                (320,737)     697,309
      Decrease(Increase) in Inventories                         217,499       (1,790)
      Decrease(Increase) in Prepaid Expenses &
        Deferred Charges                                        260,203     (122,626)
      (Decrease) in Accounts Payable                           (704,531)    (916,055)
      Increase(Decrease) in Accrued Payrolls, Commissions
        and Other Liabilities                                  (313,499)    (173,568)
      Increase(Decrease) in Income Taxes Payable                (81,769)      99,779
      (Decrease) in Deferred Compensation                       (22,922)     (21,136)
      Increase(Decrease) in Deferred Income Taxes                                315
                                                            -----------    ---------
Net Cash Provided(used) by Operating Activities                (376,487)    (106,723)
                                                            -----------    ---------
Cash Flows from Investing Activities:
      Purchase of Altek Industries Corp                      (6,728,293)
      Purchases of Properties                                   (60,427)     (93,082)
                                                            -----------    ---------
Net Cash (used in) Investing Activities                      (6,788,720)     (93,082)
                                                            -----------    ---------
Cash Flows from Financing Activities:

      Increase in Notes Payable                               1,700,000

      Exercise of Stock Options & Warrants                      108,404       88,367
      Stock Issued - Altek Purchase                             612,500
      Increase(Decrease) in Long-Term Debt                    3,548,808     (143,726)
      Stock Payable - Former Altek Owners                     1,225,000
                                                            -----------    ---------
Net Cash Provided by Financing Activities                     7,194,712      (55,359)
                                                            -----------    ---------
Effect of Exchange Rate Changes on Cash                         (16,609)       5,637
                                                            -----------    ---------
Net Increase(Decrease) in Cash                                   12,896     (249,527)
Cash at Beginning of Period                                     204,046      607,763
                                                            -----------    ---------
Cash at End of Period                                       $   216,942    $ 358,236
                                                            ===========    =========


Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                    $   167,343    $ 105,957
           Taxes Paid                                       $   305,190    $ 131,943



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                      Number of
                                    Shares of $.50
                                      Par Value           Common Stock            Capital
                                     Common Stock          Issued and          in Excess of           Retained
                                     Outstanding          Outstanding            Par Value            Earnings
                                   -----------------    -----------------    -----------------    -----------------
Balance, March 31, 1994                   2,374,240           $1,187,120             $835,029           $4,289,144

Issuance of Stock                             6,400                3,200               14,800

Net Income                                                                                                 381,785

                                   -----------------    -----------------    -----------------    -----------------

Balance, March 31, 1995                   2,380,640            1,190,320              849,829            4,670,929

Issuance of Stock                            71,306               35,653              274,754

Net Income                                                                                               1,234,723

                                   -----------------    -----------------    -----------------    -----------------

Balance, March 31, 1996                   2,451,946            1,225,973            1,124,583            5,905,652

Issuance of Stock                           154,526               77,263              643,641

Net Income                                                                                                 303,874

                                   -----------------    -----------------    -----------------    -----------------

Balance, June 30, 1996                    2,606,472           $1,303,236           $1,768,224           $6,209,526
                                   =================    =================    =================    =================




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Revolving Credit Agreement
- -----------------------------------

Borrowings under a secured revolving credit agreement with a bank which extends through July 31, 1998 total $4,978,149 at June 30, 1996.

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

Additionally, the company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the company has agreed to pay to the lender an amount equal to 1/4% of the unused portion of the total credit available. The fee is payable quarterly. Total commitment fees paid on any unused lines of credit under revolving credit agreements were immaterial in 1996 and 1995.

The company is in compliance with provisions of its loan agreement or has received a waiver at June 30, 1996.

Note 2 - Inventories
- --------------------

The major classifications of inventory are as follows:

                                                                        June  30,                 March 31,
                                                                           1996                     1996
                                                                       ----------                ----------
         Raw Materials and Purchased Parts                             $1,548,267                $1,412,576
         Work in Process                                                  624,003                   569,317
         Finished Products                                              4,942,927                 4,509,234
                                                                       ----------                ----------
                                                                       $7,115,197                $6,491,127
                                                                       ==========                ==========

Note 3 - Stockholders' Equity
- -----------------------------

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

The following table summarizes the transactions under the plans during 1996, 1995, and 1994:

                                                                               Option Price
                                                                               ------------
                                                               Shares           Per Share      Aggregate
                                                               ------           ---------      ---------
Balance, 3/31/94                                               97,300          $2.25-$4.00       236,425
                                                              ------------------------------------------
Options Granted During the Year                               164,600             4.25           699,550
Options Exercised During the Year                              (5,200)            2.25           (11,700)
Options Canceled During the Year                              (12,100)            2.25           (27,225)
                                                              ------------------------------------------
Balance, 3/31/95                                              244,600           2.25-4.25        897,050
Options Exercised During the Year                             (24,400)            2.25           (54,900)
Options Canceled During the Year                              (11,100)          2.25-6.25        (51,375)
Options Granted During the Year                               194,450           4.25-6.63        995,581
                                                              ------------------------------------------
Balance, 12/31/95                                             402,550           2.25-6.63      1,777,900
Options Exercised During the Year                             (27,000)            2.25           (60,750)
Options Canceled During the Year                              (16,100)          4.25-6.25       (132,850)
Options Granted During the Year                                55,280             6.50           359,320
                                                              ------------------------------------------
Balance, 6/30/96                                              414,730          $2.25-$6.63    $1,947,826
                                                              =======          ===== =====    ==========


116,326 shares are eligible to be exercised under the 1981 and 1993 plans. The market value of these shares at the date they first became eligible for exercise ranged from $2.00 to $8.00 per share and aggregated $773,058.

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

                                                                                 Warrant
                                                               Shares             Price           Aggregate
                                                               ------             -----           ---------
Balance - 3/31/95                                              32,500       $3.00 -$3.875         110,625
                                                               ------------------------------------------

Exercised During the Year                                     (14,500)       3.00 - 3.875         (54,875)

Granted During the Year                                        14,000           6.500              91,000

Canceled During the Year                                       (2,000)          3.875              (7,750)
                                                              ---------        -------           --------

Balance -  3/31/96                                             30,000         3.00 - 6.50         139,000

Exercised During the Year                                         500             3.00             (1,500)
                                                              ---------         --------         --------

Balance - 6/30/96                                               29,500       $3.00 - $6.50       $137,500
                                                              =========      =============       ========

On March 11, 1993, the Board of Directors granted the former President of the company's Instrument Division a non-qualified stock option contract for the purchase of 25,000 shares of the company's common stock at $3.00 per share, the fair market value at the date of the grant. Upon his termination in January 1996, the former President of the company's Instrument Division exercised his right to purchase 15,000 of such shares. The remainder of this grant was canceled.

On August 15, 1995, the Board of Directors granted the then President of the Company's Transcat division a non-qualified stock option contract for the purchase of 30,000 shares of the Company's common stock at $6.25 per share, the fair market value at the date of the grant. These shares are exercisable in equal installments beginning at the date of the grant and expiring five years later.

Note 4 - Net Income Per Share
- -----------------------------

The net income per share amounts in 1996 and 1995 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of the dilutive stock options and warrants. Common and common equivalent shares averaged 2,857,957 in 1996 and 2,461,455 in 1995.

Item 2.
- -------

Management's Discussion and Analysis of Financial Condition and Results of
- --------------------------------------------------------------------------
Operations
- ----------

On April 3, 1996, Transmation, Inc. acquired the stock of Altek Industries Corp for a combination of cash, notes payable and stock totaling $6,637,500. The cash required for the transaction was obtained from funds available under the Company's revolving credit agreement.

Sales increases during the first quarter resulted from the acquisition of Altek and from increases in the sale of products and services in the Company's Transcat division. Sales through the Company's Instrument division are below plan and organizational changes and aggressive new product efforts have been implemented to attempt to correct that condition.

Financial Condition
- -------------------

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with a bank, and through management of its balance sheet. Exclusive of assets acquired in the Altek acquisition, inventories were reduced by $217,500 in the first quarter and prepaid expenses (principally catalog related charges) were reduced by $260,000. Accounts receivable increased by approximately $321,000 in the first quarter and accounts payable and accrued liabilities were reduced by $704,500 and $288,200 respectively in the quarter. The Company's profitability and cash flow from operations together with increased bank borrowings financed the increase in receivables and reductions in accounts payable and accrued liabilities.

Results of Operations
- ---------------------
Comparison of April 1, 1996 - June 30, 1996
- -------------------------------------------
                         to
              April 1, 1995 - June 30, 1995
              -----------------------------

Sales increased to $11,047,617 from $9,566,497, an increase of 15% in the quarter ended June 30, 1996 compared to June 30, 1995. This increase resulted from the inclusion of Altek Industries Corp in the Company's operations together with increases in sales and services in the Company's Transcat division.

Cost of Products Sold in the quarter ended June 30, 1996 totaled 61% of sales compared to 63.1% of sales in the same quarter last year. This improvement is the result of proportionately more sales of high margin manufactured product in 1996 resulting from our Altek acquisition compared to last year.

R&D costs in 1996 totaled 3.6% of sales compared to 2.8% of sales and interest totaled 1.4% of sales compared to 1.2% of sales in 1995. These changes result from Transmation's acquisition of Altek Industries Corp.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 2.        Changes in Securities
               ---------------------

               None



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TRANSMATION, INC.

Date  August 8, 1996                          /s/ Robert G. Klimasewski
     -------------------------                -------------------------
                                              Robert G. Klimasewski
                                              President

Date  August 8, 1996                          /s/ John A. Misiaszek
     -------------------------                ------------------------------
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

(4)   Instruments defining the rights of security holders, including indentures

          (a) The documents listed under Item (3) of this Index are incorporated herein by reference.
          (b) Revolving Credit Agreement between the Registrant and Manufacturers and Traders Trust Company is incorporated herein to
               Exhibit 1 to the Registrant's Form 10-Q for the quarter ended September 30, 1994.
          (c) Agreement and Amendment No. 1 to an Existing Revolving Credit Facility Agreement between the Registrant and Manufacturers and Trades Trust Company dated September 8, 1995 is incorporated herein by reference to Exhibit 1 to the Registrant's Form 10-Q for the quarter ended September 30, 1995.
          *(d) Agreement and Amendment No. 2 to an Existing Revolving Credit
               Facility Agreement between the Registrant and Manufacturers and Traders Trust Company dated December 15, 1995, is incorporated herein by reference to Exhibit 1 to Registrant's Form 10-Q for the quarter ended December 31, 1995. Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted exhibits.
(10)  Material Contracts
          (a) The documents listed under Item (4) of this Index are incorporated herein by reference.
          (b) Compensation agreements between the Registrant and William J. Berk are incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended March 31, 1984, and Exhibit 10(b) to the Registrant's Form 10-K for the fiscal year ended March 31, 1991.

          (c) Non-Statutory Stock Option Agreement dated March 11, 1993 between the Registrant and Thomas R. Crumlish is incorporated herein by reference to Exhibit 10 to the Registrant's Form 10-K for the fiscal year ended March 31, 1993.
          (d) Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Registrant's Form 10-K for the fiscal year ended March 31, 1995 and as amended by reference to
               Exhibit 10(a) of the Registrant's Form 10-K for the fiscal year ended March 31, 1996.
          (e) Employment Agreement dated as of April 1, 1995 between the Registrant and Robert G. Klimasewski is incorporated herein by reference to Exhibit 10(ii) to the Registrant's Form 10-K for the fiscal year ended March 31,1995 and amended by reference to
               Exhibit 10(d) of the Registrant's Form 10-K for the fiscal year ended March 31, 1996.
          (f) Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Exhibit 99(b) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.
          (g) Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99(c) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995.
          (h) Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (Registration No. 33- 61665) as filed on August 8, 1995 and as amended by reference to Exhibit 10(b) of the Registrant's Form 10-K for the fiscal year ended March 31, 1996.
          (i) Amendment No. 1 to Transmation, Inc. Directors' Stock Plan is included herein by reference to Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended September 30, 1995.
          (j) Non-Statutory Stock Option Agreement dated August 15, 1995 between Transmation, Inc. and Eric W. McInroy is included by reference to Exhibit 10(j) to the Registrant's Form 10- Q for the quarter ended September 30, 1995 and as amended by reference to
               Exhibit 10(c) of the Registrant's Form 10-K for the fiscal year ended March 31, 1996.

     (11) Statement re computation of per share earnings Computation can be clearly determined from Note 4 to the financial statements filed with
          Item 1.

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

(24)     Power of attorney
         Not applicable.

*(27)    Financial Data Schedule
         The Financial Data Schedule is included herein as Exhibit 27 at pages 14 through 15 of this Report.

(99)     Additional Exhibits
         Not applicable.

(b)      A report on Form 8-K was filed on April 3, 1996.

- -----------------
*        Exhibit filed with this Report