Form 10-Q
period 1996-09-30
TRANSMATION INC
filed 1996-11-12
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             SEPTEMBER 30, 1996
                               ------------------------------
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
------
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
                         Commission file number 0-3905

                                TRANSMATION, INC.
------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                           16-0874418
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

 10 VANTAGE POINT DRIVE, ROCHESTER, NY                             14624
---------------------------------------                   ----------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                           ---------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark [X] whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                          NUMBER OF SHARES OUTSTANDING          DATE
-----                          ----------------------------          -----
Common                                  2,649,322               November 5, 1996


                                TOTAL PAGES - 22

                                     PART I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------
ITEM 1.  FINANCIAL STATEMENTS
-----------------------------
                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET

                                                     Sept. 30,         March 31,
ASSETS:                                                1996              1996
                                                    -------------    --------------
Current Assets:

      Cash                                           $     35,536      $    204,046
      Accounts Receivable, less allowance
        for doubtful accounts of $529,000 at
        September 30, 1996, and $436,000 at
        March 31, 1996                                  5,528,678         5,320,996
      Inventories                                       7,253,299         6,491,127
      Prepaid Expenses and Deferred Charges             1,223,936           947,209
      Deferred Tax Assets                                 416,200           310,294
                                                     ------------      ------------
      Current Assets                                   14,457,649        13,273,672
Properties, at cost, less accumulated
      depreciation                                      2,124,021         1,976,679
Deferred Charges                                          223,139           172,713
Deferred Income Taxes                                      72,955            54,366
Other Assets                                              260,495           224,297
Goodwill                                                6,130,611
                                                     ------------      ------------
                                                     $ 23,268,870      $ 15,701,727
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                  $  1,700,000
      Accounts Payable                                  2,824,942        $3,049,880
      Accrued Payrolls, Commissions & Other             1,394,797         1,345,499
      Income Taxes Payable                                390,940           410,566
                                                     ------------      ------------
      Current Liabilities                               6,310,679         4,805,945
Long-Term Debt                                          5,498,800         2,050,800
Deferred Compensation                                     637,344           682,593
                                                     ------------      ------------
                                                       12,446,823         7,539,338
                                                     ------------      ------------

Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 15,000,000 shares - issued
        and outstanding - 2,649,322 at Sept. 30,
        1996, and 2,451,946 at March 31, 1996 ..        1,324,661         1,225,973
      Capital in Excess of Par Value                    1,857,885         1,124,583
      Stock payable former Altek Owners                 1,225,000
      Accumulated Translation Adjustment                 (110,807)          (93,819)
      Retained Earnings                                 6,525,308         5,905,652
                                                     ------------      ------------
                                                       10,822,047         8,162,389
                                                     ------------      ------------
                                                     $ 23,268,870      $ 15,701,727
                                                     ============      ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                                -----------------
                        CONSOLIDATED STATEMENT OF INCOME
                        --------------------------------
                                    UNAUDITED
                                    ---------

                                         Three Months Ended               Six Months Ended
                                    -----------------------------   -----------------------------
                                      Sept. 30,     Sept. 30,         Sept. 30,      Sept. 30,
                                        1996           1995              1996          1995
                                    -----------------------------   -----------------------------
Net Sales                             $11,211,991     $9,100,252       $22,259,608   $18,666,749
                                    -----------------------------   -----------------------------
Costs and Expenses:
   Cost of Product Sold                 6,804,455      5,726,831        13,537,911    11,760,795
   Selling & Admin. Expenses            3,292,452      2,682,226         6,513,580     5,483,910
   Research & Develop. Costs              391,592        261,187           786,990       529,112
   Interest Expense                       159,775        106,899           312,236       218,998
                                    -----------------------------   -----------------------------
                                       10,648,274      8,777,143        21,150,717    17,992,815
                                    -----------------------------   -----------------------------
Income Before Taxes                       563,717        323,109         1,108,891       637,934
Provision for Income Taxes
    State and Federal                     247,935        134,525           489,235       282,525
                                    -----------------------------   -----------------------------
Net Income                                315,782        188,584           619,656       391,409
Retained Earnings at
    Beginning of Period                 6,209,526      4,873,754         5,905,652     4,670,929
                                    -----------------------------   -----------------------------
Retained Earnings at
    End of Period                      $6,525,308     $5,062,338        $6,525,308    $5,062,338
                                    =============================   =============================


Net Income Per Share                     $.11           $.07              $.22          $.15
                                    =============================   =============================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                   Three Months Ended              Six Months Ended

                                                               ----------------------------   ----------------------------
                                                                 7/1/96 -        7/1/95 -        4/1/96 -       4/1/95 -
                                                                 9/30/96         9/30/95         9/30/96        9/30/95
                                                               -------------  -------------   -------------  -------------
Cash Flows from Operating Activities
      Net Income                                              $   315,782      $   188,584      $   619,656      $   391,409
      Items Not Requiring (Providing) Cash
        Included in Income
           Depreciation and Amortization                          252,778          108,024          489,064          207,748
           Provision for Losses on Accounts Receivable ..          44,000           26,700           93,000           55,200
           Other Assets                                             9,294           (8,577)           9,403           (8,577)
      (Increase)Decrease in Accounts Receivable                   664,701         (186,472)         343,964          510,837
      Decrease(Increase) in Inventories                          (138,102)         240,355           79,397          238,565
      Decrease(Increase) in Prepaid Expenses &
        Deferred Charges                                         (587,286)         130,825         (327,083)           8,199
      Increase(Decrease) in Accounts Payable                       54,109         (660,501)        (650,422)      (1,576,556)
      Increase(Decrease) in Accrued Payrolls, Commiss
        and Other Liabilities                                      36,648          (73,410)        (276,851)        (246,978)
      Increase(Decrease) in Income Taxes Payable                   62,143          162,560          (19,626)         262,339
      (Decrease) in Deferred Compensation                         (22,327)         (22,327)         (45,249)         (43,463)
      Increase in Deferred Income Taxes                                              2,787                             3,102
                                                              -----------      -----------      -----------      -----------
Net Cash Provided(used) by Operating Activities                   691,740          (91,452)         315,253         (198,175)
                                                              -----------      -----------      -----------      -----------
Cash Flows from Investing Activities:
      Purchase of Altek Industries Corp                             4,405                        (6,723,888)
      Purchases of Properties                                    (109,667)        (191,969)        (170,094)        (285,051)
                                                              -----------      -----------      -----------      -----------
Net Cash (used in) Investing Activities                          (105,262)        (191,969)      (6,893,982)        (285,051)
                                                              -----------      -----------      -----------      -----------
Cash Flows from Financing Activities:
      Increase in Notes Payable                                                                   1,700,000
      Exercise of Stock Options, Warrants & Stk Purchases         111,086           74,250          219,490          162,617
      Stock Issued - Altek Purchase                                                                 612,500
      Increase(Decrease) in Long-Term Debt                       (879,349)         119,100        2,669,459          (24,626)
      Stock Payable - Former Altek Owners                                                         1,225,000
                                                              -----------      -----------      -----------      -----------
Net Cash Provided by(used in) Financing Activities               (768,263)         193,350        6,426,449          137,991
                                                              -----------      -----------      -----------      -----------
Effect of Exchange Rate Changes on Cash                               379           26,383          (16,230)          32,020
                                                              -----------      -----------      -----------      -----------
Net (Decrease) in Cash                                           (181,406)         (63,688)        (168,510)        (313,215)
Cash at Beginning of Period                                       216,942          358,236          204,046          607,763
                                                              -----------      -----------      -----------      -----------
Cash at End of Period                                         $    35,536      $   294,548      $    35,536      $   294,548
                                                              ===========      ===========      ===========      ===========


Cash Paid for Interest and Income Taxes is as follows:

           Interest Paid                                      $    63,679      $   104,634      $   231,022      $   210,591
           Taxes Paid                                         $   164,055      $    35,922      $   469,245      $   167,865


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                           Number of
                         Shares of $.50
                            Par Value      Common Stock    Capital
                          Common Stock       Issued and   in Excess of   Retained
                           Outstanding      Outstanding    Par Value     Earnings
                          -------------    ------------   -----------   ---------

Balance, March 31, 1994      2,374,240     $1,187,120     $  835,029     $4,289,144

Issuance of Stock                6,400          3,200         14,800

Net Income                                                                  381,785
                            ----------     ----------     ----------     ----------

Balance, March 31, 1995      2,380,640      1,190,320        849,829      4,670,929

Issuance of Stock               71,306         35,653        274,754

Net Income                                                                1,234,723
                            ----------     ----------     ----------     ----------

Balance, March 31, 1996      2,451,946      1,225,973      1,124,583      5,905,652

Issuance of Stock              197,376         98,688        733,302

Net Income                                                                  619,656
                            ----------     ----------     ----------     ----------

Balance, Sept. 30, 1996      2,649,322     $1,324,661     $1,857,885     $6,525,308
                            ==========     ==========     ==========     ==========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REVOLVING CREDIT AGREEMENT
-----------------------------------

Borrowings under a secured revolving credit agreement with a bank which extends through July 31, 1998 total $4,098,800 at September 30, 1996.

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

The company is in compliance with provisions of its loan agreement at September 30, 1996.

NOTE 2 - INVENTORIES
--------------------

The major classifications of inventory are as follows:

                                       Sept. 30,      March 31,
                                        1996            1996
                                      ----------     ----------

Raw Materials and Purchased Parts     $1,578,318     $1,412,576
Work in Process                          636,114        569,317
Finished Products                      5,038,867      4,509,234
                                      ----------     ----------
                                      $7,253,299     $6,491,127
                                      ==========     ==========

NOTE 3 - STOCKHOLDERS' EQUITY
-----------------------------

In August 1993, an incentive Stock Option plan was adopted; this plan was amended in August 1995 and August 1996. Options are available to be granted to employees under the 1993 Plan at prices not less than fair market value at the date of grant and are exercisable in annual installments beginning at the date of grant and expiring up to ten years later.

The following table summarizes the transactions under the plans during 1996, 1995, and 1994:

                                                        Option Price
                                        Shares            Per Share        Aggregate
                                    ----------------    --------------   -------------

Balance, 3/31/94                             97,300      $2.25-$4.00           236,425
                                      -------------    -------------     -------------

Options Granted During the Year .           163,600             4.25           695,300

Options Exercised During the Year            (5,200)            2.25           (11,700)

Options Canceled During the Year            (12,100)            2.25           (27,225)
                                      -------------    -------------     -------------

Balance, 3/31/95                            243,600        2.25-4.25           892,800

Options Exercised During the Year           (24,400)            2.25           (54,900)

Options Canceled During the Year            (11,100)       2.25-6.25           (51,375)

Options Granted During the Year .           194,450        4.25-6.63           995,581
                                      -------------    -------------     -------------

Balance, 3/31/96                            402,550        2.25-6.63         1,782,106

Options Exercised During the Year           (43,125)       2.25-4.25           (98,281)

Options Canceled During the Year            (16,700)       2.25-6.25          (134,200)

Options Granted During the Year .            60,280       6.50-8.375           401,195
                                      -------------    -------------     -------------
Balance, 9/30/96                            403,005     $4.25-$8.375     $   1,950,820
                                      =============    =============     =============


100,157 shares are eligible to be exercised under the 1993 plan. The market value of these shares at the date they first became eligible for exercise was $7.00 per share and aggregated $701,099.

On August 21, 1984, shareholders approved the Directors' Warrant Plan. This plan was amended by shareholders in August 1995 and August 1996. The Plan provides that warrants may be granted thereunder to non-employee directors of Transmation to purchase in the aggregate not more than 100,000 shares of the company's Common Stock. The purchase price for shares issued under the Directors' Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors' Warrant Plan is as follows:


                                         Warrant
                               SHARES     PRICE       AGGREGATE
                              -------- ------------   ---------
Balance - 3/31/95              32,500  $3.00 -$3.875   110,625
                              --------------------------------
Exercised During the Year     (14,500)   3.00 -3.875   (54,875)

Granted During the Year        14,000          6.500    91,000

Canceled During the Year       (2,000)         3.875    (7,750)
                              -------  -------------  --------
Balance - 3/31/96              30,000      3.00-6.50   139,000

Exercised During the Year        (500)          3.00    (1,500)

Granted During the Year        12,000          8.375   100,500
                              -------  -------------  --------
Balance - 9/30/96              41,500   $3.00-$8.375  $238,000
                              =======  =============  ========

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

On August 15, 1995, the Board of Directors granted the then President of the Company's Transcat division a non-qualified stock option contract for the purchase of 23,950 shares of the Company's common stock at $6.25 per share, the fair market value at the date of the grant. These shares are exercisable in equal installments beginning at the date of the grant and expiring five years later.

NOTE 4 - NET INCOME PER SHARE
-----------------------------

The net income per share amounts in 1996 and 1995 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of the dilutive stock options and warrants. Common and common equivalent shares averaged 2,855,897 in 1996 and 2,524,377 in 1995.

ITEM 2.
-------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS
----------

Sales increases during the current fiscal year have resulted from the acquisition of Altek in April 1996 and from sales increases for both product and service through the Company's Transcat division. Sales in the Company's Instrument division are below plan and organizational changes and aggressive new product efforts have been implemented to correct that condition.

FINANCIAL CONDITION
-------------------

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with a bank and through management of its balance sheet. During the quarter ended September 30, 1996 Accounts Receivable were reduced by more than $650,000 as the result of continued emphasis on collections. Inventories increased by approximately $138,000 and prepaid expenses (principally catalog related costs) increased by approximately $587,000 in the second quarter largely the result of preparation for a significant mailing of catalogs which occurred in September 1996. The Company's profitability and cash flow from operations (including depreciation and amortization) enabled a reduction in Long-Term Debt which totaled approximately $879,000 in the quarter.

RESULTS OF OPERATIONS
---------------------
COMPARISON OF JULY 1, 1996 - SEPTEMBER 30, 1996
-----------------------------------------------

                                        to

                     JULY 1, 1995 - SEPTEMBER 30, 1995
                     ---------------------------------

Sales increased to $11,211,991 from $9 100,252, an increase of 23% in the quarter ended September 30, 1996 compared to September 30, 1995. This increase resulted from the inclusion of Altek Industries Corp. in the Company's operations, together with increases in sales and services in the Company's Transcat division.

Cost of Products Sold in the quarter ended September 30, 1996 totaled 60.7% of sales in 1996 versus 62.9% of sales in 1995. This improvement is the result of proportionately more sales of high margin CalXpress services and from manufactured product in 1996 resulting from the Company's acquisition of Altek in 1996.

R & D costs in 1996 totaled 3.5% of sales compared to 3.9% of sales in 1995 and 1996, interest totaled 1.4% of sales compared to 1.2% of sales in 1995. These changes result from Transmation's acquisition of Altek Industries Corp. in 1996.

RESULTS OF OPERATIONS
---------------------

COMPARISON APRIL 1, 1996 - SEPTEMBER 30, 1996
---------------------------------------------

                          to

                APRIL 1, 1995 - SEPTEMBER 30, 1995
                ----------------------------------

Sales increased 19% to $22,259,608 from $18,666,749 in the first six months ended September 30, 1996 compared to the same period one year ago. This increase resulted from the inclusion of Altek into the Company's operations in 1996, together with increases in sales and services in the Company's Transcat division.

Cost of Products Sold totaled 60.8% of sales in 1996 compared to 63% of sales in 1995. This improvement is the result of proportionately greater sales of higher margin manufactured product sales in 1996 resulting from the Company's purchase of Altek on April 3, 1996 and of increased sales of CalXpress services in 1996 which also command higher gross margins than do sale of products sold through the Company's Transcat division.

R & D costs totaled 3.5% of sales in 1996 compared to 2.8% of sales in 1995, and interest expense totaled 1.4% of sales in 1996 compared to 1.2% of sales in 1995. These changes result from Transmation's acquisition of Altek Industries Corp. in 1996.

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

                                                   TRANSMATION, INC.

Date NOVEMBER 7, 1996                                /S/ ROBERT G. KLIMASEWSKI
     --------------------------                    -----------------------------
                                                   Robert G. Klimasewski
                                                   President

Date NOVEMBER 7, 1996                                 /S/ JOHN A. MISIASZEK
     --------------------------                     ----------------------------
                                                    John A. Misiaszek
                                                    Vice President, Finance

                                INDEX TO EXHIBITS

(2)      Plan of acquisition, reorganization, arrangement, liquidation or succession
         Not applicable.
(3)     *(a)   Articles of Incorporation
               Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration
               Statement on Form S-8 (Registration No. 33-61665) as filed on
               August 8, 1995 and amended by Exhibit I attached hereto.
         (b)   By-laws
               Code of Regulations, as amended, are incorporated herein by reference to Exhibit 3 to the Registrant's Annual Report on Form
               10-K for the fiscal year ended March 31, 1988.

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

         (d) Agreement and Amendment No. 2 to an Existing Revolving Credit Facility Agreement between the Registrant and Manufacturers and Traders Trust Company dated December 15, 1995, is incorporated herein by reference to Exhibit 1 to Registrant's Form 10-Q for the quarter ended December 31, 1995. Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted exhibits.

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

         (c)   Not used.

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

        *(f) Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Exhibit 99(b) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995 and as amended by Exhibit II attached hereto.

        *(g) Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99(c) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995 and as amended by Exhibit III and Exhibit IV attached hereto.

        *(h) Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit 99(e) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) as filed on August 8, 1995 and as amended by reference to Exhibit 10(b) of the Registrant's Form 10-K for the fiscal year ended March 31, 1996 and as amended by Exhibit V attached hereto.

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

 (24)    Power of attorney
         Not applicable.

*(27)    Financial Data Schedule
         Financial Data Schedule

 (99)    Additional Exhibits
         Not applicable.

-----------------
* Exhibit filed with this Report