Form 10-Q
period 1996-12-31
TRANSMATION INC
filed 1997-02-07
CIK 99302

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



(Mark One)
X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--- ACT OF 1934


For the quarterly period ended       DECEMBER 31, 1996
                               -----------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934


For the transition period from                          to
                               -------------------------  --------------------
                         Commission file number 0-3905
                                               -------

                       TRANSMATION, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               OHIO                                         16-0874418
--------------------------------------        --------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

 10 VANTAGE POINT DRIVE, ROCHESTER, NY                             14624
--------------------------------------------- ---------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                  -----------------------------


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (x) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                NUMBER OF SHARES OUTSTANDING                   DATE
-----                 ---------------------------              ---------------
Common                          2,631,270                     January 23, 1997


                                TOTAL PAGES - 26


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              TRANSMATION, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                                       Dec. 31,       March 31,

ASSETS:                                                  1996          1996
                                                   -----------     -----------
Current Assets:
    Cash                                           $    324,251    $    204,046
    Accounts Receivable, less allowance
     for doubtful accounts of $518,000 at
     December 31, 1996, and $436,000 at
     March 31, 1996                                   6,425,498       5,320,996
    Inventories                                       7,291,750       6,491,127
    Prepaid Expenses and Deferred Charges             1,081,669         947,209
    Deferred Tax Assets                                 526,923         310,294
                                                   ------------    ------------
    Current Assets                                   15,650,091      13,273,672
Properties, at cost, less accumulated
    depreciation                                      2,246,029       1,976,679
Deferred Charges                                        197,202         172,713
Deferred Income Taxes                                    92,331          54,366
Other Assets                                            266,095         224,297
Goodwill                                              6,053,206
                                                   ------------    ------------
                                                   $ 24,504,954    $ 15,701,727
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
    Notes Payable                                  $  1,700,000
    Accounts Payable                                  2,916,670    $  3,049,880
    Accrued Payrolls, Commissions & Other             1,611,771       1,345,499
    Income Taxes Payable                                557,141         410,566
                                                   ------------    ------------
    Current Liabilities                               6,785,582       4,805,945
Long-Term Debt                                        5,822,800       2,050,800
Deferred Compensation                                   615,016         682,593
                                                   ------------    ------------
                                                     13,223,398       7,539,338
                                                   ------------    ------------

Stockholders' Equity:
    Common Stock, par value $.50 per share -
      Authorized - 15,000,000 shares - issued
      and outstanding - 2,629,270 at Dec. 31,
      1996, and 2,451,946 at March 31, 1996           1,314,635       1,225,973
    Capital in Excess of Par Value                    1,910,376       1,124,583
    Stock payable former Altek Owners                 1,225,000
    Accumulated Translation Adjustment                 (121,301)        (93,819)
    Retained Earnings                                 6,952,846       5,905,652
                                                   ------------    ------------
                                                     11,281,556       8,162,389
                                                   ------------    ------------
                                                   $ 24,504,954    $ 15,701,727
                                                   ============    ============


                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)



                               Three Months Ended             Nine Months Ended
                             ------------------------    ------------------------
                               Dec. 31,     Dec. 31,       Dec. 31,      Dec. 31,
                                 1996         1995           1996          1995
                             ------------------------    ------------------------

Net Sales                    $12,210,882   $ 9,918,064   $34,470,490   $28,584,813
                             -------------------------   -------------------------
Costs and Expenses:
 Cost of Product Sold          7,377,367     6,284,669    20,915,278    18,045,464
 Selling & Admin. Expenses     3,567,901     2,610,327    10,081,481     8,094,237
 Research & Develop. Costs       399,802       266,916     1,186,792       796,028
 Interest Expense                163,209        81,741       475,445       300,739
                             -------------------------   -------------------------
                              11,508,279     9,243,653    32,658,996    27,236,468
                             -------------------------   -------------------------
Income Before Taxes              702,603       674,411     1,811,494     1,348,345
Provision for Income Taxes
  State and Federal              275,065       197,775       764,300       480,300
                             -------------------------   -------------------------
Net Income                       427,538       476,636     1,047,194       868,045
Retained Earnings at
  Beginning of Period          6,525,308     5,062,338     5,905,652     4,670,929
                             -------------------------   -------------------------
Retained Earnings at
  End of Period              $ 6,952,846   $ 5,538,974   $ 6,952,846   $ 5,538,974
                             ===========   ===========   ===========   ===========


Net Income Per Share         $      0.15   $      0.19   $      0.36   $      0.34
                             ===========   ===========   ===========   ===========


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                         Three Months Ended               Nine Months Ended
                                                                      -------------------------     ----------------------------
                                                                        12/31/96       12/31/95       12/31/96       12/31/95
                                                                      -----------    -----------    -----------    -----------

Cash Flows from Operating Activities
    Net Income                                                        $   427,538    $   476,636    $ 1,047,194    $   868,045
    Items Not Requiring (Providing) Cash
     Included in Income
         Depreciation and Amortization                                    248,115        115,631        737,179        323,379
         Provision for Losses on Accounts Receivable                      (11,000)       (25,000)        82,000         30,200
         Other Assets                                                      (5,600)        (5,800)         3,803        (14,377)
    (Increase)Decrease in Accounts Receivable                            (885,820)      (198,400)      (541,856)       312,437
    Decrease(Increase) in Inventories                                     (38,451)      (143,569)        40,946         94,996
    Decrease(Increase) in Prepaid Expenses &
     Deferred Charges                                                     168,204        163,141       (158,879)       171,340
    Increase(Decrease) in Accounts Payable                                 91,728      1,284,774       (558,694)      (291,782)
    Increase(Decrease) in Accrued Payrolls, Commiss.
     and Other Liabilities                                                216,974        201,954        (59,877)       (45,024)
    Increase in Income Taxes Payable                                      166,201        213,452        146,575        475,791
    (Decrease) in Deferred Compensation                                   (22,328)       (22,327)       (67,577)       (65,790)
    (Increase) in Deferred Income Taxes                                  (130,099)        (1,251)      (130,099)         1,851
                                                                      -----------    -----------    -----------    -----------
Net Cash Provided(used) by Operating Activities                           225,462      2,059,241        540,715      1,861,066
                                                                      -----------    -----------    -----------    -----------
Cash Flows from Investing Activities:
    Purchase of Altek Industries Corp                                                                (6,723,888)
    Purchases of Properties                                              (292,718)      (283,727)      (462,812)      (568,778)
                                                                      -----------    -----------    -----------    -----------
Net Cash (used in) Investing Activities                                  (292,718)      (283,727)    (7,186,700)      (568,778)
                                                                      -----------    -----------    -----------    -----------
Cash Flows from Financing Activities:
    Increase in Notes Payable                                                                         1,700,000
    Exercise of Stock Options, Warrants & Stk Purchases                    42,465         18,135        261,955        180,752
    Stock Issued - Altek Purchase                                                                       612,500
    Increase(Decrease) in Long-Term Debt                                  324,000     (1,607,700)     2,993,459     (1,632,326)
    Stock Payable - Former Altek Owners                                                               1,225,000
                                                                      -----------    -----------    -----------    -----------
Net Cash Provided by(used in) Financing Activities                        366,465     (1,589,565)     6,792,914     (1,451,574)
                                                                      -----------    -----------    -----------    -----------
Effect of Exchange Rate Changes on Cash                                   (10,494)       (12,426)       (26,724)        19,594
                                                                      -----------    -----------    -----------    -----------
Net Increase(Decrease) in Cash                                            288,715        173,523        120,205       (139,692)
Cash at Beginning of Period                                                35,536        294,548        204,046        607,763
                                                                      -----------    -----------    -----------    -----------
Cash at End of Period                                                 $   324,251    $   468,071    $   324,251    $   468,071
                                                                      ===========    ===========    ===========    ===========


Cash Paid for Interest and Income Taxes is as follows:
         Interest Paid                                                $   147,636    $    84,160    $   378,658    $   294,750
         Taxes Paid                                                   $   108,420    $    15,000    $   577,665    $   182,865


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                    TRANSMATION, INC.
                                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                       (UNAUDITED)

                                      Number of
                                    Shares of $.50
                                      Par Value           Common Stock         Capital
                                     Common Stock          Issued and          in Excess of           Retained
                                      Outstanding          Outstanding           Par Value             Earnings
                                   ----------------     ----------------     -----------------    -----------------

Balance, March 31, 1994                   2,374,240           $1,187,120             $835,029           $4,289,144

Issuance of Stock                             6,400                3,200               14,800

Net Income                                                                                                 381,785
                                   ----------------     ----------------     -----------------    ----------------

Balance, March 31, 1995                   2,380,640            1,190,320              849,829            4,670,929

Issuance of Stock                            71,306               35,653              274,754

Net Income                                                                                               1,234,723
                                   ----------------     ----------------     -----------------    ----------------

Balance, March 31, 1996                   2,451,946            1,225,973            1,124,583            5,905,652

Issuance of Stock                           177,324               88,662              785,793

Net Income                                                                                               1,047,194
                                   ----------------     -----------------    ----------------     ----------------

Balance, Dec. 31, 1996                    2,629,270           $1,314,635           $1,910,376           $6,952,846
                                   ================     ================     =================    ================




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Revolving Credit Agreement
-----------------------------------

Borrowings under a secured revolving credit agreement with a bank which extends through July 31, 1999 total $4,422,800 at December 31, 1996.

Maximum funds available under this credit agreement total $10,000,000. The interest rate is the bank's prime lending rate or may be fixed for up to a 90-day period.

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

The company is in compliance with provisions of its loan agreement at December 31, 1996.

Note 2 - Inventories
--------------------

The major classifications of inventory are as follows:


                                                     Dec.  31,          March 31,
                                                        1996             1996
                                                     ----------       ----------
Raw Materials and Purchased Parts                    $1,586,686       $1,412,576
Work in Process                                         639,486          569,317
Finished Products                                     5,065,578        4,509,234
                                                     ----------       ----------
                                                     $7,291,750       $6,491,127
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

The following table summarizes the transactions under the plan during 1996, 1995, and 1994:


                                                    Option Price
                                        Shares        Per Share      Aggregate
                                     -----------    -------------   -----------
Balance, 3/31/94                          97,300      $2.25-$4.00   $   236,425
                                     -----------    -------------   -----------

Options Granted During the Year          163,600             4.25       695,300

Options Exercised During the Year         (5,200)            2.25       (11,700)

Options Canceled During the Year         (12,100)            2.25       (27,225)
                                     -----------    -------------   -----------

Balance, 3/31/95                         243,600        2.25-4.25       892,800

Options Exercised During the Year        (24,400)            2.25       (54,900)

Options Canceled During the Year         (11,100)       2.25-6.25       (51,375)

Options Granted During the Year          194,450        4.25-6.63       995,581
                                     -----------    -------------   -----------

Balance, 3/31/96                         402,550        2.25-6.63     1,782,106

Options Exercised During the Year        (45,150)       2.25-4.25      (106,088)

Options Canceled During the Year         (54,800)       2.25-6.50      (261,712)

Options Granted During the Year           60,280        6.50-8.375      401,195
                                     -----------     -------------   -----------

Balance, 12/31/96                        362,880      $4.25-$8.375  $ 1,815,501
                                     ===========     =============   ===========



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


                                            Warrant
                                 Shares      Price        Aggregate
                                 ------      -----        ---------

Balance - 3/31/95                32,500    $3.00 -$3.87     $ 110,625
                                 ------------------------------------

Exercised During the Year       (14,500)    3.00 -3.875       (54,875)

Granted During the Year          14,000        6.500           91,000

Canceled During the Year         (2,000)       3.875           (7,750)
                                -------       -------         -------

Balance - 3/31/96                30,000      3.00-6.50        139,000

Exercised During the Year          (500)        3.00           (1,500)

Canceled During the Year         (2,000)        1.50          (13,000)

Granted During the Year          12,000        8.375          100,500
                                -------       -------         -------

Balance - 12/31/96               39,500    $3.00-$8.375     $ 225,000
                                 ======    ===== ======     =========


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

Note 4 - Net Income Per Share
-----------------------------

The net income per share amounts in 1996 and 1995 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of the dilutive stock options and warrants. Common and common equivalent shares averaged 2,913,846 in 1996 and 2,541,917 in 1995.

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of
----------------------------------------------------------------------------
Operations
----------

Sales increases during the current fiscal year have resulted from the acquisition of Altek in April 1996 and from sales increases for both product and service in the Company's Transcat division. Sales in the Company's Instrument division are below plan and organizational changes and aggressive new product efforts have been implemented to correct that condition.

Financial Condition
--------------------

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with a bank, its profitability, and through management of its balance sheet. During the quarter ended December 31, 1996, customer trade accounts receivable balances increased by $886,000 compared to balances 90 days earlier. This was a temporary increase which resulted from the timing of certain billings to customers in relationship to the end of the period and has now essentially been reduced to earlier levels.


Results of Operations
---------------------
Comparison of OCTOBER 1, 1996 - DECEMBER 31, 1996
                         to
               OCTOBER 1, 1995 - DECEMBER 31, 1995

Sales increased 23% in the quarter ended December 31, 1996 compared to the same period one year ago. This increase resulted from the acquisition of Altek Industries Corp in April of 1996 and from increases in the sale of both products and services in the Company's Transcat division.

Cost of products sold totaled 60.4% of sales in the quarter ended December 31, 1996 compared to 63.4% of sales in the same quarter in 1995. This improvement is the result of proportionately more sales of higher margin CalXpress services as well as high margin Altek manufactured product in 1996 compared to 1995.

Research & Development costs totaled 3.3% of sales in 1996 compared to 2.7% of sales in fiscal 1995. Interest expense totaled 1.3% of sales in 1996 versus 0.8% of sales in 1995. These changes result from the Company's acquisition of Altek Industries Corp in April of 1996.

Sales and Administrative expenses increased 37% in the period ended December 31, 1996 compared to the same period in 1995. This increase is the result of a Company decision to increase sales efforts in both its Instrument and Transcat Divisions and also results from our Altek acquisition in April of 1996.

Results of Operations
---------------------
Comparison April 1, 1996 - December 31, 1996
--------------------------------------------
                          to
           April 1, 1995 - December 31, 1995
           ---------------------------------

Sales increased by more than 20% to $34,470,490 in the nine months ended December 31, 1996 compared to sales of $28,584,813 for the nine-month period ended December 31, 1995. This increase resulted from the inclusion of the sales of Altek Industries Corp, which was acquired in April 1996, in the Company's sales totals in 1996 together with increases in sales of product and services in the Company's Transcat division.

Cost of product sold totaled 60.7% of sales in 1996 compared to 63.1% of sales in 1995. This improvement is the result of proportionately greater sales of high margin CalXpress services in 1996 compared to 1995 and of the inclusion of manufactured product from Altek Industries Corp in 1996. Altek Industries Corp products have higher gross margins than do other products manufactured by Transmation, Inc.

Sales and Administrative expenses increased by 24.6% in the nine-month period ended December 31, 1996 compared to the same period in 1995. This increase is the result of the Company's decision to increase sales efforts in both its Instrument and Transcat divisions and also results from our Altek acquisition in April 1996.

Research & Development expenses increased 49% in 1996 compared to the same nine-month period in 1995. This increase results from Transmation's acquisition of Altek in April 1996.

                                     PART II

                                OTHER INFORMATION


Item 2.        CHANGES IN SECURITIES

               None







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             TRANSMATION, INC.



Date         2/4/97                          /s/ ROBERT G. KLIMASEWSKI
     -------------------------              --------------------------------
                                             Robert G. Klimasewski
                                             President



Date         2/4/97                          /s/ JOHN A. MISIASZEK
     -------------------------              --------------------------------
                                             John A. Misiaszek
                                             Vice President, Finance

                                INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession
        Not applicable.

(3)     (a)    Articles of Incorporation
               Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration
               Statement on Form S-8 (Registration No. 33-61665) as filed on
               August 8, 1995 and amended by Exhibit I to our September 30,
               1996 10Q.

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

         (d) Agreement and Amendment No. 2 to an Existing Revolving Credit Facility Agreement between the Registrant and Manufacturers and Traders Trust Company dated December 15, 1995, is incorporated herein by reference to Exhibit 4 to Registrant's Form 10-Q for the quarter ended December 31, 1995. Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted exhibits.

        *(e) Agreement and Amendment No. 3 to an Existing Revolving Credit Facility Agreement between the Registrant and Manufacturers and Traders Trust Company dated December 18, 1996, together with a brief identification of the contents of all omitted exhibits thereto, is included herein as Exhibit 4. Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted exhibits.

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

(24)      Power of attorney
          Not applicable.

*(27)     Financial Data Schedule
          The Financial Data Schedule is included herein as Exhibit 27 at pages 25 through 26 of this Report.

(99)      Additional Exhibits
          Not applicable.

-----------------
*        Exhibit filed with this Report