Form 10-K
period 1997-03-31
TRANSMATION INC
filed 1997-06-25
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (NO FEE REQUIRED)

         For the fiscal year ended       March 31, 1997
                                  ------------------------------

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from_____________________ to _______________________

                          Commission file number 0-3905
                                                 ------

                                    TRANSMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                             16-0874418
-----------------------------------------          ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   10 Vantage Point Drive, Rochester, NY                       14624
-----------------------------------------          ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                   ----------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------

            None                                  None
      -------------------             -----------------------------------------

      -------------------             -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

--------------------------------------------------------------------------------
                                (Title of Class)

                          Common Stock $0.50 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                TOTAL PAGES - 58

Indicate by check mark (X) if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant is $28,392,705 as of the close of business June 10, 1997. Market value is determined by reference to the final NASDAQ quotation of the price paid for Transmation stock as of that date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on June 16, 1997.

                  Class                 Number of Shares Outstanding

                  Common                          2,847,362
                  ------                ----------------------------

Documents incorporated by reference and the part of Form 10-K into which they are incorporated are listed hereunder.

             Part of Form 10-K          Document Incorporated
             -----------------          ---------------------

                 Part III Registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held on August 19, 1997

                                     Part I
                                     ------

Item 1.  Business
         ---------

         The registrant, Transmation, Inc. ("Transmation" or the "Company"), which was organized in 1964 and incorporated in the State of Ohio, is primarily engaged in a single industry: the sale and distribution, development, manufacture and service of electronic monitoring instrumentation used principally for measurement, indication and transmission of information to automation control equipment or in conjunction with computers. The principal products sold by Transmation fall within two general categories: a) test, measurement and calibration equipment; and b) process monitoring instrumentation.

         (i) Test, measurement and calibration equipment - Instruments used for calibrating, measuring and testing most physical parameters in industry and science. These products are manufactured by Transmation and by other manufacturers and sold by Transmation.

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

         These products and services range in price from approximately $100 for a single calibration service, to more than $200,000 for a large multiplexing system.

         The principal market for these products is within the process industry and is primarily directed to the petroleum refining and chemical manufacturing industries. Transmation's sales are accomplished through one catalog distribution division, Transcat/EIL, and one sales division, the Instrument Division and four subsidiaries, Altek Industries Corp., Transmation (Canada) Inc., Transmation Australia Pty. Ltd., and Transmation Singapore Pte., Ltd.

         Transmation operates sales offices for its products and services in several states, Canada, and Australia. Transmation's Canadian office was separately incorporated under the laws of the Province of Ontario and Canada during 1979. In 1990, Transmation, Inc. incorporated Transcat, F.S.C. (Foreign Sales Corporation) under the laws of St. Thomas, the U.S. Virgin Islands. The purpose of this corporation is to facilitate sales of U.S. manufactured products in foreign countries. Transmation's Singapore operation was separately incorporated under the laws of Singapore during fiscal 1991. Transmation closed its office in Singapore during 1996; however, it continues to maintain one regional sales manager in Singapore. Transmation's Australian office was separately incorporated under the laws of Australia during fiscal 1994. The combined results of their operations are disclosed in Notes 2 and 3 of the consolidated financial statements of Transmation, Inc. which are included in this report. In addition, the Company has arrangements with approximately 80 sales representative and distributor organizations, each employing one or more sales engineers, located in other areas of concentrated demand for these products in the U.S., Australia, the Far East, Europe and Canada to promote such products on a commission basis or by reselling such products to end users at a gross price having first purchased those products from Transmation at a discount.

         Sales of test, measurement and calibration equipment and service are principally made through Transmation's Transcat/EIL division. This division sells through a catalog which is distributed to present and prospective customers and through direct salesmen in selected locations in the U.S. and Canada. Transcat/EIL sells Transmation products and resells the products of approximately 200 other manufacturers through the catalog. More than 1,000,000 catalogs have been distributed through this part of Transmation's sales and marketing effort.

         The Company's Transcat/EIL CalXPress operations provide periodic calibration services for customers owning Transmation instrumentation and instruments manufactured by others. At March 31, 1997, there are Transcat CalXPress offices in Rochester, New York, Bridgeport, New Jersey, Houston, Texas, Chicago, Illinois, Baton Rouge, Louisiana, Toronto, Ontario and Edmonton, Alberta.

         After the close of fiscal 1997, the Company acquired certain assets of E.I.L. Instruments, Inc., a distributor and servicer of calibration instrumentation. Note 13 to the consolidated financial statements included in this report is incorporated herein by reference.

         The following information is set forth as it is deemed material to an understanding of the business of the registrant.

         Competition
         -----------

         Transmation sells products primarily to the process industries and therefore, while there are many manufacturers and distributors in its general line of business, Transmation regards as its principal competition only those companies which compete with it for process industry instrumentation and service business. Within this framework, the principal methods of competition are price, product performance, inventory availability and the Company's record for post-sales follow-up with its customers to assure proper performance and customer satisfaction. Transmation believes that the negative elements of its competitive position are price competition from other service providers and manufacturers of lower price range products. Certain of its manufacturing competitors, particularly John Fluke company, have greater financial and marketing resources than Transmation. Competitors for distribution and service business are principally smaller regional or local operators which do not compete against the Company on a national basis.

         Transmation believes that it has substantial competition in each product category which it distributes, manufactures, or services products.

         Significant Customers
         ---------------------

         There were no sales to any customer or controlled group which amounted to 10 percent or more of the Company's consolidated net sales during the years 1997-1995, nor is the Company dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

         Backlog
         -------

         At the close of the fiscal year ended March 31, 1997, Transmation had a firm order backlog of approximately $1,460,000 as compared to $1,347,000 in 1996 and $1,519,000 in 1995.

         It is anticipated that 100 percent of Transmation's backlog existing on March 31, 1997 will be filled by shipments in fiscal year 1998. Transmation's cycle of sales to delivery at the present time is 1 day to 12 weeks on all product categories except for process monitoring systems, where the cycle is 10-40 weeks. However, backlog has generally not been a significant factor in Transmation's business.

         Seasonality
         -----------

         Transmation does not believe that its line of business has any significant seasonal factor.

         Raw Materials
         -------------

         Finished products required for the Transcat division's catalog sales are generally available from only one source per product. Additionally, while the raw materials and components essential to Transmation's manufacturing business are available from a number of sources of supply, in certain instances, important parts and components are available through fewer suppliers than Transmation deems suitable. If such suppliers should fail in deliveries, delays in Transmation's production could result. Periodically, Transmation has experienced delays in obtaining certain parts and components or finished products. Such delays are primarily attributable to demand for parts or products and long lead times. In order to minimize such delays, Transmation has placed scheduled blanket purchase orders, has sought out alternate sources of supply, has provided vendors with greater lead time in filling such orders and has placed certain finished product in its inventory. Transmation believes that such delays have not had a material adverse effect on its business to date, although it cannot predict what effect such delays may have in the future.

         Patents
         -------

         It is the opinion of management that the obtaining of patent protection is not essential to the conduct of Transmation's business. Transmation has, however, sought patent protection for its manufactured products in certain instances and presently holds several United States patents, the most recent of which was granted in 1994; patents expire at various dates through 2012. Transmation believes that the patents obtained provide a short-term marketing benefit, particularly when marketing products against similar products produced by competitors. However, Transmation does not believe that the patents have a significant impact on its business.

         Transmation has registered numerous trademarks in the United States Patent and Trademark Office, including Transcat(R), Quick-Cal(R), CalXpress(R) and Shop Access(R).

         Research and Development
         ------------------------

         During the fiscal year ended March 31, 1997, Transmation expended approximately $1,560,974 in research and development as compared with an approximate expenditure of $1,099,508 in 1996 and $1,209,156 in 1995. The research and development costs in fiscal 1997 reflected the Company's efforts in all of its product lines in its Instrument Division and Altek subsidiary.

         Research and Development is Company sponsored. Approximately 21 of its employees and several consultants are engaged in product development. All such employees hold technical degrees.

         Employees
         ---------

         Transmation employed 250 persons (including 2 part-time employees) as of March 31, 1997 in all aspects of its business. The EIL acquisition on April 4, 1997 increased Transmation's number of employees to 496. At March 31, 1996, Transmation employed 211 persons of which 3 were part-time and at March 31, 1995, 204 persons of which 5 were part-time. None of Transmation's employees is subject to collective bargaining agreements.

         Environmental Matters
         ---------------------

         Registrant does not believe that compliance with Federal, State or local provisions relating to the protection of the environment have any material effect on its capital expenditures, earnings or competitive position.

         Information as to classes of similar products:
         ----------------------------------------------

                                                              Percent of Net Sales
                                                              --------------------
                                                            1997      1996      1995
                                                            ----      ----      ----
         Test, Measurement & Calibration Equipment
         and Service                                        94.2      93.3      91.7

         Process Monitoring Instrumentation
         and Service                                         5.8       6.7       8.3

The change in sales mix from 1996 to 1997 and from 1995 to 1996 is primarily the result of increased sales of resale product and service of test, measurement and calibration equipment to the U.S. marketplace resulting from increases in the number of company employed sales personnel in the Company's Transcat division and from significant catalog mailings to customers and prospective customers during fiscal 1997-1995 in the Company's Transcat division. Additionally, all sales resulting from the Company's Altek Industries Corp. subsidiary, acquired on April 3, 1996, were of calibration products.

         Approximately 27.8 percent of Transmation's sales in 1997 resulted from sales in foreign countries. This compares with 20.7 percent of sales in 1996 and
22.7 percent of sales in 1995. The increase is primarily the result of increased sales in the international marketplace of products distributed through the Company's Transcat division. Sales in foreign countries generate relatively the same profit margins as domestic sales. Management believes that the relative lower value of the dollar compared to foreign currencies that has existed for several years has a positive effect on international sales. All sales are shipped F.O.B. Company locations. To the extent the export laws change or the cost of doing business abroad increases, sales in foreign countries may be curtailed or become less profitable.

         The information contained in Notes 2 and 3 to the Financial Statements of this report is incorporated herein by reference.

Item 2.  Properties
-------------------

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

         Transmation also leases an additional 9,500 square feet which houses the operations of its Altek subsidiary. This lease will expire in fiscal 2000.

         Various sales office and CalXpress space is leased by the Company and its subsidiaries, Transmation (Canada), Inc., and Transmation Australia Pty. Ltd. and is considered adequate to meet both present and future needs in those locations. (See Note 7 to the Financial Statements.)

         Effective April 4, 1997, additional space was leased under contracts assumed when the Company acquired certain assets of E.I.L. Instruments, Inc. This space houses service operations of the former EIL and leases expire at various times through fiscal 2003.

         Generally, Transmation's present facilities are being fully utilized and are considered suitable for its current needs and there is no present requirement for significant additional space. Any expansion of business facilities as the result of a relocation of the entire manufacturing operation or a portion of it from Mt. Read Boulevard will be made in the future if necessary.

Item 3.  Legal Proceedings
--------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

                                    Part II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded in the NASDAQ National Market System. A record of actual transactions in Transmation's stock is reflected in the table below:

                                         First       Second       Third    Fourth
                                        Quarter      Quarter     Quarter   Quarter
                                        -------      -------     -------   -------

         1997              High          10.625        9.250      10.750    16.000
                           Low            5.500        6.625       7.500     9.125

         1996              High           7.125        6.625       6.500     6.625
                           Low            5.000        6.000       5.875     5.750

At May 27, 1997 there were approximately 850 shareholders.

The Company has paid no cash dividends since its inception, and under terms of a revolving credit agreement with a bank may not pay such dividends without prior bank approval.


Item 6.
                                                                          TRANSMATION, INC.
                                                                       SELECTED FINANCIAL DATA




                                                                     Year Ended March 31,
                             -----------------------------------------------------------------------------------------------------


                                   1997                 1996                 1995                 1994                 1993
                             -----------------    -----------------    -----------------    -----------------    -----------------

Net Sales                         $47,311,224          $38,449,758          $37,293,872          $33,984,430          $28,867,974
                             -----------------    -----------------    -----------------    -----------------    -----------------

Operating Income (Loss)            $3,435,961           $2,165,037             $915,481            ($523,129)          $1,064,168
                             -----------------    -----------------    -----------------    -----------------    -----------------

Net Income (Loss)                  $2,059,736           $1,234,723             $381,785            ($586,234)            $523,270
                             -----------------    -----------------    -----------------    -----------------    -----------------

Income (Loss) Per Share                  $.67                 $.49                 $.16                ($.25)                $.22
                             -----------------    -----------------    -----------------    -----------------    -----------------

Total Assets                      $25,858,358          $15,701,727          $16,293,407          $17,525,838          $16,226,457
                             -----------------    -----------------    -----------------    -----------------    -----------------

Long-Term Debt                     $6,000,000           $2,050,800           $4,064,426           $5,100,000           $3,800,000
                             -----------------    -----------------    -----------------    -----------------    -----------------



                                 The Company has paid no cash dividends since its inception.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


Results of operations
---------------------

         Increases(Decreases) in Consolidated Operating Results Over Prior Year

                                                          $000
                                                          ----
                                                1997                  1996
                                            -----------           -----------
                                            Amount    %           Amount    %
                                            ------   --           ------   --

Net Sales                                   $8,861   23           $1,156    3
                                            -----------           -----------
Costs and Expenses:
  Cost of Product Sold                       4,375   18              834    4
  Selling & Admin. Expenses                  2,754   25             (817)  (7)
  Research and Develop. Costs                  461   42             (110)  (9)
  Interest Expense                             300   90              (97) (22)
                                            -----------           -----------
Income from Operations                         971   53            1,346  277
Other Income                                   479
                                            ----------
Income Before Income Taxes                   1,450   79            1,346  277
Provision for Income Taxes                     625  104              493  475
                                            -----------           -----------
Net Income                                    $825   67             $853  223
                                            ===========           ===========
Net Income Per Share                          $.18   37             $.33  206
                                            ===========           ===========


         Net Sales
         ---------

         The 23% sales increase in 1997 was attributable to the Company's acquisition of Altek Industries Corp in April 1996 and to increased sales of products and services by the Company's Transcat division in fiscal 1997. During 1997, the full effect of having added salesmen in areas of significant market concentration in Transcat during fiscal 1996, together with improved customer mail list techniques, resulted in improved market penetration and increased sales in 1997 compared to 1996.

         The sales increase in 1996 of 3% is the result of initiating additional coverage using direct salesmen in areas of significant market penetration in the Company's Transcat division.

         Cost of Product Sold
         --------------------

         Cost of Product Sold increased by 18% but as a percentage of sales decreased by 2.7% of sales in 1997 compared to 1996. The improvement in 1997 is the result of the addition of high margin Altek products to Transmation's sales and of improvements in gross margins of both resale and service billings in the Company's Transcat division.

         In 1996, cost of product sold as a percentage of sales increased by .3% of sales compared to 1995. This increase resulted from proportionately greater sales through the Company's Transcat division in 1996 compared to 1995. Gross margins are lower in the Transcat division than they are in the Company's manufacturing division.

         Selling and Administrative Expenses
         -----------------------------------

         Selling and administrative expenses increased by 25% in 1997 compared to 1996; however, as a percentage of sales, the increase is .6%. Increased spending represents the full year effect of direct salespeople added in the Company's Transcat division in areas of significant market potential. Additionally, amortization of goodwill totaling $313,600 resulting from Transmation's April 1996 acquisition of Altek Industries Corp. is included in 1997 costs and there were no similar costs in 1996.

         Selling and administrative expenses in 1996 decreased by 7% compared to 1995 and as a percentage of sales fell to 28.2% from 31.2%. The reduction in 1996 compared to 1995 was the result of a company effort in 1996 to reduce expenses and return to strong profitability.

         Research and Development Costs
         ------------------------------

         Research and development costs increased by 42% in 1997 compared to 1996. This increase is the result of the acquisition of Altek Industries Corp. by the Company in April 1996.

         Research and development costs decreased by 9% in 1996 compared to 1995. This decrease was necessary to bring Company spending in the research area into line with industry averages and to help the Company in its effort to return to strong profitability.

         Interest Expense
         ----------------

         Interest expense increased by 90% in 1997 compared to 1996. This increase is the result of financing the Company's acquisition of Altek Industries Corp. in April 1996.

         Interest expense decreased by 22% in 1996 compared to 1995. This reduction was made possible as the result of the Company's strong management of its balance sheet which enabled significant debt reductions in 1996 compared to debt balances outstanding at the end of 1995.

         Other Income
         ------------

         Other Income is comprised primarily of the sale of land. In 1997 the Company sold a parcel of land it formerly owned in a Rochester suburb which did not have a part in the Company's future plans, resulting in a one-time net gain of $479,000.

         Income Taxes
         ------------

         The Company's combined tax rate was 37.2% of profits in 1997 compared to 32.6% of profits in 1996. In 1997 and 1996 the Company used tax benefits from foreign subsidiaries which will become available against future tax liabilities in the determination of its income tax expense. No such benefits remain at the end of 1997.

         The Company's combined tax rate was 32.6% of profits in 1996 compared to 21.4% of profits in 1995. The 1995 tax rate was lower than might otherwise have been determined because the Company was able to reverse the effects of a valuation allowance previously established for purposes of utilizing net operating loss carryforwards.

         Impact of Inflation
         -------------------

         The effects of inflation have not been significant to Transmation during 1997-1995 because inflation rates have been relatively low.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Cash Flows
----------

                                                   $000's
                                        ---------------------------
                                        1997       1996        1995
                                        ----       ----        ----
Cash Provided (used) by:
  Operating Activities                 $1,561     $2,249       $1,901
  Investing Activities                ($5,088)     ($966)       ($446)
  Financing Activities                 $4,118    ($1,703)     ($1,018)


         Operating Activities
         --------------------

         Net cash from operations totaled $1,561,000 in 1997 which was down by approximately $689,000 from cash which was generated from operations in 1996. Net Income in 1997 increased by $825,000 compared to 1996 and depreciation and amortization increased by $521,000 in 1997 versus 1996. The effect of these cash generators was offset in 1997 by an increase in accounts receivable of $776,000 and in inventories of $457,000 which were the result of increased business through the Company's Transcat division and of its purchase in April 1996 of the stock of Altek Industries Corp.

         Net cash from operations totaled $2,249,000 in 1996 compared to $1,901,000 in 1995. Net income in 1996 totaled $1,235,000 compared to $382,000 in 1995. Deferred charges and prepaid expenses were reduced by $297,000 in 1997 compared to a reduction of $585,000 in similar charges when comparing 1996 to 1995. This reduction in deferred charges and prepaid expenses in 1996 compared to 1995 was enabled by a much improved and more strongly focused catalog mailing program introduced in 1996 compared to that used in 1995.

         Investing Activities
         --------------------

         Cash used in investing activities totaled $5,087,600 in 1997 compared to $966,000 in 1996. The Company invested $6,637,500 in its purchase of Altek Industries Corp in April, 1996. Capital assets acquired totaled $815,000 in 1997 compared to $966,000 in 1996.

         All cash used in investing activities in both 1996 and 1995 was used to acquire capital assets and totaled $966,000 in 1996 and $446,000 in 1995.

         Financing Activities
         --------------------

         Financing activities generated $4,118,000 more cash in 1997 than in 1996. In addition, $1,838,000 worth of Company stock was issued as partial payment for the stock of Altek Industries Corp., an additional $36,000 of stock was sold to employees and directors under various stock option and warrant plans in 1997 versus 1996, and $5,184,000 of additional bank and other debt was added in 1997 compared to 1996 to finance the Company's operations and to acquire the stock of Altek Industries Corp.

         In 1996, $292,000 more Company stock was sold to employees and directors through the exercise of certain options and warrants than was the result in 1995. Also in 1996, the Company reduced its bank debt by $978,000 more than it did in 1995.

         In April 1997 the Company acquired certain assets of the former E.I.L. Instruments, Inc. for $22,000,000 subject to certain adjustments as defined by the Asset Purchase Agreement dated March 4, 1997 between the Company and E.I.L. Instruments, Inc.

         This acquisition was financed under a $32,000,000 financing package provided by the Company's lenders. The financing package is a combination of revolving and term debt extending through August 1, 1999 and January 1, 2003, respectively, which is based on the prime rate or on LIBOR at the Company's option and provided financial resources for the acquisition as well as for general corporate operating needs. See Notes 6 and 13 to the Consolidated Financial Statements.

         Forward-Looking Statements
         --------------------------

         Certain statements contained in Management's Discussion and Analysis are forward-looking statements. The forward-looking statements are subject to risks and uncertainties, including, but not limited to, competitive pressures, inflation, currency exchange fluctuations, trade restrictions, changes in freight and postal rates, capital market conditions and other risks indicated in this Report. Actual results may materially differ from anticipated results described in these statements.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         Not applicable.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------

                                TRANSMATION, INC.

                          INDEX TO FINANCIAL STATEMENTS

Document                                                               Page
--------                                                               ----

Report of Independent Accountants                                       18

Consolidated Balance Sheet - March 31, 1997, 1996                       19

Consolidated Statement of Income - March 31, 1997, 1996, 1995           20

Consolidated Statement of Cash Flows - March 31, 1997, 1996, 1995       21

Consolidated Statement of Stockholders' Equity -
         March 31, 1997, 1996, 1995                                     22

Notes to Consolidated Financial Statements                             23-39

Schedule VIII - Valuation and Qualifying Accounts -
         March 31, 1997, 1996, 1995                                     40






All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

May 14, 1997

To the Stockholders of
Transmation, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transmation, Inc. and its subsidiaries at March 31, 1997, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Rochester, NY




                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                      March 31,                 March 31,
ASSETS:                                                                 1997                        1996
                                                                 -----------------          -----------------
Current Assets:
      Cash                                                               $758,215                   $204,046
      Accounts Receivable, less allowance
        for doubtful accounts of $404,000 in 1997
        and $436,000 in 1996                                            6,773,669                  5,320,996
      Inventories                                                       7,790,166                  6,491,127
      Prepaid Expenses and Deferred Charges                               956,235                    947,209
      Deferred Tax Assets                                                 394,402                    310,294
                                                                 -----------------          -----------------
      Current Assets                                                   16,672,687                 13,273,672
Properties, at cost, less accumulated
      depreciation                                                      2,355,757                  1,976,679
Goodwill, less accum. amortization of $313,600                          5,947,558
Deferred Charges                                                          118,214                    172,713
Deferred Income Taxes                                                     226,352                     54,366
Other Assets                                                              537,790                    224,297
                                                                 -----------------          -----------------
                                                                      $25,858,358                $15,701,727
                                                                 =================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                                      $600,000
      Accounts Payable                                                  3,596,365                 $3,049,880
      Accrued Payrolls, Commissions & Other                             2,008,698                  1,345,499
      Income Taxes Payable                                                689,461                    410,566
                                                                 -----------------          -----------------
      Current Liabilities                                               6,894,524                  4,805,945
Long-Term Debt                                                          6,000,000                  2,050,800
Deferred Compensation                                                     594,026                    682,593
                                                                 -----------------          -----------------
                                                                       13,488,550                  7,539,338
                                                                 -----------------          -----------------

Commitments and Contingent Liabilities

Stockholders' Equity:
      Common Stock, par value $.50 per share -
       Authorized - 15,000,000 shares - issued
       and outstanding - 2,826,412 in 1997
        and 2,451,946 in 1996                                           1,413,206                  1,225,973
      Capital in Excess of Par Value                                    3,121,746                  1,124,583
      Accumulated Translation Adjustment                                 (130,532)                   (93,819)
      Retained Earnings                                                 7,965,388                  5,905,652
                                                                 -----------------          -----------------
                                                                       12,369,808                  8,162,389
                                                                 -----------------          -----------------
                                                                      $25,858,358                $15,701,727
                                                                 =================          =================

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                Year Ending March 31,
                                              ----------------------------------------------------------
                                                    1997                 1996                1995
                                              -----------------    -----------------   -----------------

Net Sales                                          $47,311,224          $38,449,758         $37,293,872
                                              -----------------    -----------------   -----------------
Costs and Expenses:
      Cost of Product Sold                          28,733,887           24,358,437          23,525,472

      Selling & Administrative Expenses             13,580,402           10,826,776          11,643,763

      Research & Development Costs                   1,560,974            1,099,508           1,209,156

      Interest Expense                                 633,638              333,414             429,946
                                              -----------------    -----------------   -----------------

                                                    44,508,901           36,618,135          36,808,337
                                              -----------------    -----------------   -----------------

Income From Operations                               2,802,323            1,831,623             485,535

Other Income                                           479,013

                                              -----------------    -----------------   -----------------

Income Before Income Taxes                           3,281,336            1,831,623             485,535

Provision for Income Taxes                           1,221,600              596,900             103,750
                                              -----------------    -----------------   -----------------

Net Income                                          $2,059,736           $1,234,723            $381,785
                                              =================    =================   =================

Primary Earnings Per Share                               $0.69                $0.49               $0.16
                                              =================    =================   =================

Fully Diluted Earnings Per Share                         $0.67                $0.49               $0.16
                                              =================    =================   =================


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  March 31,            March 31,           March 31,
                                                                     1997                1996                 1995
                                                              -----------------   ------------------   -----------------
Cash Flows from Operating Activities
      Net Income                                                    $2,059,736           $1,234,723            $381,785

      Adjustments to reconcile net income to
      net cash provided from operating activities:
           Depreciation and Amortization                             1,010,656              489,462             415,425
           (Increase)Decrease in CSV of
               Life Insurance Policies                                  21,728              (14,377)            119,369
           Provision for Losses on Accounts Receivable                 (32,000)             (37,000)             38,000
           Deferred Income Taxes                                      (205,094)             (77,708)            (57,275)
           Gain on Sale of Land, Net                                  (479,013)
      Changes in Assets and Liabilities
           Accounts Receivable                                        (776,027)             240,248             383,373
           Inventories                                                (457,470)             255,909             165,873
           Prepaid Expenses & Deferred Charges                          23,475              297,072             881,504
           Other Assets                                               (286,473)
           Accounts Payable                                            122,865             (606,054)           (564,371)
           Other Liabilities                                           358,216              157,507              (3,101)
           Income Taxes Payable                                        288,895              407,956             158,142
           Deferred Compensation                                       (88,567)             (98,287)            (18,207)
                                                              -----------------   ------------------   -----------------
Net Cash Provided by Operating Activities                            1,560,927            2,249,451           1,900,517
                                                              -----------------   ------------------   -----------------

Cash Flows from Investing Activities:
      Proceeds from Sale of Land, Net                                  527,749
      Purchase of Altek Industries Corp.                            (4,800,000)
      Purchase of Properties                                          (815,349)            (965,643)           (446,413)
                                                              -----------------   ------------------   -----------------
Net Cash used in Investing Activities                               (5,087,600)            (965,643)           (446,413)
                                                              -----------------   ------------------   -----------------

Cash Flows from Financing Activities:
      Increase in Notes Payable                                        600,000
      Issuance of Common Stock                                         346,896              310,407              18,000
      Borrowings (Repayments) of Long Term Debt                      3,170,659           (2,013,626)         (1,035,547)
                                                              -----------------   ------------------   -----------------
Net Cash Provided by(used by) Financing Activities                   4,117,555           (1,703,219)         (1,017,574)
                                                              -----------------   ------------------   -----------------
Effect of Exchange Rates on Cash                                       (36,713)              15,694             (13,573)
                                                              -----------------   ------------------   -----------------
Net Increase(Decrease) in Cash                                         554,169             (403,717)            422,957
Cash at Beginning of Period                                            204,046              607,763             184,806
                                                              -----------------   ------------------   -----------------
Cash at End of Period                                                 $758,215             $204,046            $607,763
                                                              =================   ==================   =================

Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                              $555,069             $367,739            $419,278
           Taxes Paid                                               $1,043,883             $124,750                None


                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                      Number of
                                    Shares of $.50
                                      Par Value          Common Stock         Capital                            Accumulated
                                     Common Stock        Issued and         in Excess of         Retained        Translation
                                     Outstanding        Outstanding          Par Value           Earnings        Adjustment
                                  ------------------  -----------------   -----------------  ------------------  ------------

Balance, March 31, 1994                   2,374,240         $1,187,120            $835,029          $4,289,144      $(95,940)

Issuance of Stock                             6,400              3,200              14,800

Currency Translation Activity                                                                                        (13,573)

Net Income                                                                                             381,785
                                  ------------------  -----------------   -----------------  ------------------  ------------

Balance, March 31, 1995                   2,380,640          1,190,320             849,829           4,670,929      (109,513)

Issuance of Stock                            71,306             35,653             274,754

Currency Translation Activity                                                                                         15,694

Net Income                                                                                           1,234,723
                                  ------------------  -----------------   -----------------  ------------------  ------------

Balance, March 31, 1996                   2,451,946          1,225,973           1,124,583           5,905,652       (93,819)

Issuance of Stock                           374,466            187,233           1,997,163

Currency Translation Activity                                                                                        (36,713)

Net Income                                                                                           2,059,736
                                  ------------------  -----------------   -----------------  ------------------  ------------

Balance, March 31, 1997                   2,826,412         $1,413,206          $3,121,746          $7,965,388     ($130,532)
                                  ==================  =================   =================  ==================  ============


                           SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               TRANSMATION, INC.
                               -----------------

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1997, 1996, AND 1995
  ---------------------------------------------------------------------------

Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

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

Principles of Consolidation
---------------------------

         The financial statements include the accounts of wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Foreign Operations
------------------

         The accounts of Transmation's foreign subsidiaries are maintained in the local currency of the countries in which they operate and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards No. 52. Accordingly, accounts representing assets and liabilities, except for long-term intercompany and equity accounts, have been translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of subsidiaries' balance sheets into U.S. dollars are recorded directly to the accumulated translation adjustment component of stockholders' equity. Currency gains and losses on business transactions are included in net income. In 1997, transaction gains totaled $1,336, in 1996, transaction gains totaled $20,652, and in 1995, transaction losses totaled $169,611.

Inventories
-----------

         Inventories are valued at the lower of standard cost or market. Standard costs approximate the average cost method of inventory valuation.

Depreciation and Amortization
-----------------------------

         The cost of properties is depreciated over the estimated useful lives of the assets. Depreciation is determined on a straight-line basis. For income tax purposes, depreciation is determined by accelerated methods as permitted under tax regulations. Additions and betterments are capitalized; maintenance and repairs are charged to income. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Leasehold improvements are amortized over the terms of the related leases.

Income Taxes
------------

         The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of these temporary differences.

Deferred Catalog Costs
----------------------

         Costs relating to mail order catalogs are amortized over a two-year period beginning in the month of distribution. Such amortization periods approximate the estimated productive life of a catalog. Prepaid expenses and deferred charges at March 31, 1997, 1996 and 1995 consist principally of the unamortized balance of costs associated with the catalogs. Catalog costs expensed in 1997, 1996 and 1995 were $1,040,716, $1,240,752, and $1,917,480 respectively.

Fiscal Year
-----------

         The Company operates within a conventional 52 week accounting fiscal year ending on March 31 of each year.

Revenue Recognition
-------------------

         The Company recognizes revenue from product sales at the time of shipment. The Company has established programs which, under specified conditions, provide price protection rights and/or enable its customers to return product. The effect of these programs is estimated and current period sales and cost of sales are reduced accordingly.

Goodwill
--------

         Goodwill is amortized over its estimated period of benefit which is 20 years on a straight-line basis. Goodwill in excess of associated expected operating cash flows is considered to be impaired and is written down to fair value.

Stock Options
-------------

         The Company follows the provision of Accounting Principals Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock option activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation."

Commitments and Contingent Liabilities
--------------------------------------

         Management is unaware of any litigation that is likely to result in any material adverse impact on the Company.

Note 2 - Business Segments
------------------------------------------

The Company and its subsidiaries sell in one basic industry, instrumentation products for the process industry. Sales are made by the Company and its subsidiaries to end users and engineering contractors in the United States and other countries. The Company's domestic operations include manufacturing, sales and service; the Company's foreign operations are limited to sales and service.

A summary of 1997, 1996 and 1995 operating data relating to the Company and its subsidiaries is as follows:


                                                                                        Adjustments
                                                                                          and
        1997               United States          Canada              Other            Eliminations       Consolidated
----------------------   -----------------  ------------------  -----------------   -----------------  ------------------
Revenue from
Unaffiliated
Customers                     $42,518,794          $4,792,430                                                $47,311,224

Intercompany
Sales and
Credits                         2,876,997                             $1,445,577         ($4,322,574)
                         -----------------  ------------------  -----------------   -----------------  ------------------

Total Revenue                 $45,395,791          $4,792,430         $1,445,577         ($4,322,574)        $47,311,224
                         =================  ==================  =================   =================  ==================

Net Income                     $1,469,298            $265,790           $323,526              $1,122          $2,059,736
                         =================  ==================  =================   =================  ==================

Identifiable
Assets                        $24,341,603          $1,338,863           $875,650           ($697,758)        $25,858,358
                         =================  ==================  =================   =================  ==================


                                                                                       Adjustments
                                                                                           and
        1996               United States         Canada              Other             Eliminations       Consolidated
----------------------   -----------------  ------------------  -----------------   -----------------  ------------------
Revenue from
Unaffiliated
Customers                     $32,071,157          $3,839,411         $2,539,190                             $38,449,758

Intercompany
Sales and
Credits                         1,208,369                                544,321         ($1,752,690)
                         -----------------  ------------------  -----------------   -----------------  ------------------

Total Revenue                 $33,279,526          $3,839,411         $3,083,511         ($1,752,690)        $38,449,758
----------------------   =================  ==================  =================   =================  ==================

Net Income (Loss)              $1,063,362            $318,813          ($168,104)            $20,652          $1,234,723
----------------------   =================  ==================  =================   =================  ==================

Identifiable
Assets                        $14,483,246            $939,003           $848,474           ($568,996)        $15,701,727
----------------------   =================  ==================  =================   =================  ==================


                                                                                      Adjustments
                                                                                          and
        1995               United States          Canada              Other           Eliminations        Consolidated
----------------------   -----------------  ------------------  -----------------   -----------------  ------------------
Revenue from
Unaffiliated
Customers                     $31,070,117          $3,441,978         $2,781,777                             $37,293,872

Intercompany
Sales and
Credits                         2,885,473                                407,647         ($3,293,120)
                         -----------------  ------------------  -----------------   -----------------  ------------------

Total Revenue                 $33,955,590          $3,441,978         $3,189,424         ($3,293,120)        $37,293,872
----------------------   =================  ==================  =================   =================  ==================

Net Income (Loss)                $263,769             $59,122          ($107,714)           $166,608            $381,785
----------------------   =================  ==================  =================   =================  ==================

Identifiable
Assets                        $14,869,430          $1,077,377         $1,310,167           ($963,567)        $16,293,407
----------------------   =================  ==================  =================   =================  ==================

Sales and transfers among the United States, Canada and Other are made on a formula basis.
Net income is revenue less costs and operating expenses.

Total consolidated sales to additional separate foreign geographic areas except Canada, as defined by the Company, did not aggregate more than 10 percent of total consolidated sales during any of the years 1997-1995.  Sales in foreign countries, including Canada, represented 27.8 percent of sales in 1997, 20.7 percent of sales in 1996, and 22.7 percent of sales in 1995.

Note 3 - Foreign Net Assets
---------------------------

         The consolidated balance sheet includes net assets of Transmation's foreign subsidiaries of $983,401 in 1997, $700,877 in 1996, and $587,615 in
1995.

Note 4 - Inventories
--------------------

         The major classifications of inventory are as follows:

                                                                         March 31,
                                                        1997                1996          1995
                                                        ----                ----          ----
Raw Materials and Purchased Parts                    $2,088,533          $1,755,828    $1,712,189
Work in Process                                         519,280             569,317       692,119
Finished Products                                     5,710,854           4,731,757     4,763,470
                                                      ---------           ---------     ---------
                                                      8,318,667           7,056,902     7,167,778
Less Inventory Reserves                                (528,501)           (565,775)     (420,742)
                                                      ---------           ---------     --------

                                                     $7,790,166          $6,491,127    $6,747,036
                                                     ==========          ==========    ==========


Note 5 - Properties
-------------------

         The major classifications of properties are as follows:

                                                                         March 31,
                                                        1997                1996          1995
                                                        ----                ----          ----
Land and Improvements                                $  118,445          $  167,380     $160,726
Buildings                                               317,411             319,629      314,875
Machinery, Equipment & Software                       4,799,721           4,164,312    3,431,679
Tools, Dies and Molds                                   449,325             405,048      328,118
Furniture and Fixtures                                  828,241             623,209      568,501
Vehicles                                                135,174             139,040      113,158
Leasehold Improvements                                  110,193              37,061       43,827
                                                        -------             -------       ------
                                                      6,758,510           5,855,679    4,960,884
Less - Accumulated Depreciation and
          Amortization                                4,402,753           3,879,000    3,460,386
                                                      ---------           ---------    ---------
                                                     $2,355,757          $1,976,679   $1,500,498
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

Note 6 - Borrowings
-------------------

         Notes payable consists of amounts payable to the former owners of Altek Industries Corp. resulting from the purchase of Altek by the Company in April 1996. Interest on this note is payable at the rate of 8%.

         Long-term debt at March 31, 1997 consists of the following: (i) $2,500,000 payable to the former owners of Altek Industries Corp. resulting from the purchase of Altek by the Company in April 1996. Interest on this debt is payable at the rate of 8%; (ii) $3,500,000 payable under a secured revolving credit agreement with a bank which extends through August 1,1999. Maximum funds under this credit agreement total $10,000,000 and are based on a formula. The interest rate is, at the Company's option, at the bank's prime lending rate or 225 basis points over LIBOR. At March 31, 1997, interest was payable at the rate of 7.8125%.

         The revolving credit agreement contains, among other provisions, restrictions on payment of dividends, the annual amount of capital expenditures, restrictions on the annual amount of expenditures made for the purpose of printing and distributing catalogs and requirements for minimum amounts of tangible net worth.

         Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to the lender an amount equal to 1/4% of the unused portion of the total credit available. The fee is payable quarterly and total commitment fees paid on any unused lines of credit under revolving credit agreements were immaterial in all years 1995-1997.

         The Company is in compliance with provisions of its loan agreement or has received a waiver as of March 31,1997.

         See Note 14.

Note 7 - Leases
---------------

         The Company has leases under renewable agreements covering sales office and manufacturing space. At March 31, 1997, minimum future rental payments due under operating leases for such space that had an initial non-cancelable term in excess of one year were $876,810 due in monthly installments. Amounts due under these leases are as follows:

                                    1998  -  $291,698
                                    1999  -  $270,577
                                    2000  -  $222,277
                                    2001  -   $76,580
                                    2002  -    $8,180

         Total rental expense under these leases was $350,076 in 1997, $325,857 in 1996, and $294,378 in 1995.

Note 8 - Stockholders' Equity
-----------------------------

         In August 1993, an incentive Stock Option plan was adopted. This plan was amended and restated in August 1995 and August 1996. Options are available to be granted to employees under the 1993 Plan at prices not less than fair market value at the date of grant and are exercisable in annual installments beginning at the date of grant and expiring up to ten years later. A plan adopted in August 1981 has now expired; however, certain options under that plan were exercised during the year.

         The following table summarizes the transactions under the plans during 1997, 1996 and 1995:

                                                  1 9 9 7                     1 9 9 6                      1 9 9 5
                                         --------------------------  --------------------------   --------------------------
                                                       Weighted                    Weighted                    Weighted
                                                       Average                     Average                     Average
                                         No. of        Exercise      No. of        Exercise       No. of       Exercise
                                         Shares        Price         Shares        Price          Shares       Price
                                         --------------------------  --------------------------   --------------------------

Beginning of Year                              402,550       $4.43         243,600       $3.67          97,300        $2.43
Add (Deduct)
   Granted                                     204,260       $9.37         194,450       $5.12         163,600        $4.25
   Exercised                                   (47,230)      $2.48         (24,400)      $2.25          (5,200)       $2.25
   Canceled                                    (47,895)      $4.57         (11,100)      $4.63         (12,100)       $2.25
                                         --------------------------  --------------------------   --------------------------
End of Year                                    511,685       $6.55         402,550       $4.43         243,600        $3.67
                                         ==========================  ==========================   ==========================
Exercisable, End of Year                       126,717       $6.56          48,900       $2.46          97,300        $2.43
                                         ==========================  ==========================   ==========================
Available, End of Year                          88,315                   - - -                         156,400
                                         ==============              ==============               =============

     The following options were outstanding or exercisable as of March 31, 1997:

                                                    Options Outstanding                           Options Exercisable
                                         ------------------------------------------               --------------------------

                                                      Weighted
                                                       Average         Weighted                                  Weighted
                                                       Remain.          Average                                  Average
                                            No. of     Contract-       Exercise                      No. of      Exercise
                                            Shares     ual Life          Price                       Shares       Price
                                         ------------------------------------------               --------------------------
Range of Exercise Prices
  $4.25 - $6.25                                304,575   2.91 yrs            $4.66                      75,000        $4.65
  $6.50 - $6.625                                58,130   4.10 yrs            $6.51                      14,472        $6.51
  $8.375 - $10.50                              148,980   4.78 yrs           $10.43                      37,245       $10.43

         On August 21, 1984, shareholders approved the Directors' Warrant Plan. This Plan was amended and restated in August 1995. The Plan provides that warrants may be granted to non-employee directors of Transmation to purchase in the aggregate not more than 100,000 shares of the Company's common stock. The purchase price for shares issued under the Directors' Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors' Warrant Plan is as follows:

                                                       Shares          Warrant Price
                                                      ------           -------------

         Balance, 3/31/95                             32,500           $3.00-$3.875
                                                      ------           ------------
         Exercised During 1996                       (14,500)           3.00-3.875
         Expired During 1996                          (2,000)             3.875
         Granted During 1996                          14,000              6.50
                                                      ------              ----
         Balance, 3/31/96                             30,000            3.00-6.50
                                                      ------            ---------
         Granted During 1997                          12,000              8.375
         Exercised During 1997                        (4,200)           3.00-8.375
         Canceled During 1997                         (4,800)           6.50-8.375
                                                      ------           -----------
         Balance, 3/31/97                             33,000           $3.00-$8.375
                                                      ======           ============


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

         During 1997, the Company adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." SFAS introduced a fair value method of accounting for stock-based compensation. To calculate the fair value of the options awarded, the Company elected to use the Black-Scholes pricing model which produced a weighted average fair value of options granted in 1997 of $6.80 and $4.70 in 1996.

         The following assumptions were used to derive the ratio: a five-year option term; an annualized volatility rate of .899 for 1997 and .933 for 1996; a weighted average risk-free rate of return of 6.31% in 1997 and 6.37% for 1996; and no dividends in either year. The Company elected to account for terminations when they occur rather than include an attrition factor into its model.

         If compensation cost had been measured based on the fair-value based accounting method under SFAS 123, the following would have been disclosed for March 31:

                                                            1997             1996
                                                            ----             ----
                           Pro Forma

                             Net Income                 $1,291,722        $1,054,427

                             Earnings Per Share

                               Primary                        $.43              $.42

                               Fully Diluted                  $.42              $.42

         The effect of applying SFAS 123 in the current year is not representative of the effect on income for future years since each subsequent year will reflect expense for additional year's vesting.

Note 9 - Net Income Per Share
-----------------------------

         The net income per share amounts in 1997, 1996 and 1995 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of the dilutive stock options and warrants. Common and common equivalent shares averaged 3,073,820 in 1997, 2,534,674 in 1996, and 2,430,329 in 1995.

Note 10 - Income Taxes
----------------------

         The provisions for income tax determined in accordance with FAS 109 for the years ended March 31, 1997, 1996, and 1995 are comprised of:

         1997               Current          Deferred             Total
         ----               -------          --------             -----
         Federal         $1,085,400         ($201,400)           $  884,000
         State               81,454            (3,694)               77,760
         Foreign            259,840                                 259,840
                            -------          --------              --------
                         $1,426,694         ($205,094)           $1,221,600
                         ==========        ==========            ==========

         1996               Current          Deferred             Total
         ----               -------          --------             -----
         Federal          $ 405,100          $112,000            $  517,100
         State               24,000            (4,000)               20,000
         Foreign            245,508          (185,708)               59,800
                            -------          --------               -------
                          $ 674,608          ($77,708)           $  596,900
                          =========         =========            ==========

         1995               Current          Deferred             Total
         ----               -------          --------             -----
         Federal          $  60,935          ($15,185)           $   45,750
         State               10,900            (5,900)                5,000
         Foreign             89,190           (36,190)               53,000
                             ------          --------               -------
                          $ 161,025          ($57,275)           $  103,750
                          =========         =========            ==========

         The following is a reconciliation of the "expected" federal income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the statement of income.

                                               1997               1996            1995
                                               ----               ----            ----
         Computed "Expected"
          Federal Income Tax                $1,115,650           $622,750      $165,100
         State Income Taxes                     56,100             13,200         5,000
         Foreign Sales Corporation             (69,400)           (11,225)      (20,100)
         Book Expense not
          Deductible for taxes                 106,600                           43,500
         Foreign Taxes                          50,800             23,000        14,900
         Valuation Allowance, Domestic                                         (144,500)
         Valuation Allowance, Foreign          (14,200)           (45,100)       67,700
         R&D Credit                                               (12,300)      (42,900)
         Other, Net                            (23,950)             6,575        15,050
                                            -----------          --------       -------

                                            $1,221,600           $596,900      $103,750
                                            ==========           ========      ========

         A domestic valuation allowance established in 1994 relating to domestic net operating loss carryforwards reversed in 1995 due to the utilization of such credits. During 1997 and 1996, $14,200 and $45,100, respectively, of a foreign valuation allowance was recognized due to the increase in the likelihood benefits will be recognized. Management believes net deferred tax assets are more likely than not to be recognized.

         The components of net deferred tax assets are as follows:

                                               1997             1996              1995
                                               ----             ----              ----
Deferred Tax Assets:
Net Operating Loss Carryforward             $154,857         $171,620          $ 90,100
Deferred Compensation                        226,749          265,938           304,543
Accrued Vacation Pay                         150,474          132,805           150,190
Allowance for Doubtful
  Accounts and Warranties                    134,865          137,190           162,766
Reserves for Inventory Obsolescence          201,737           52,015            52,069
Amortizations of Leaseholds                   53,293
Valuation Allowance                          (30,800)         (45,000)          (90,100)
                                             -------          -------          --------
Gross Deferred Tax Assets                    891,175          714,568           669,568
                                             -------          -------           -------

Deferred Tax Liabilities:

Depreciation                                $177,747         $146,561          $111,685
Accelerated Catalog & Postage
  Write-Offs                                  92,674          203,347           270,931
                                             -------          -------           -------
Gross Deferred Tax Liabilities               270,421          349,908           382,616
                                             -------          -------           -------
Net Deferred Tax Assets                     $620,754         $364,660          $286,952
                                            ========         ========          ========

         The Company has available foreign net operating loss carryforwards totaling approximately $400,000. These carryforwards have an unlimited expiration period and their use is limited to the Company's future taxable income.

Note 11 - Other Income
----------------------

         Other income is comprised primarily of the gain on the sale of land.

Note 12 - Consulting Agreement
------------------------------

         On February 28, 1995, William J. Berk, former President of Transmation, Inc. retired. In accordance with terms of a post-retirement consulting agreement between the Company and Mr. Berk, payments due under this agreement commenced on March 1, 1995. Mr. Berk is entitled to annual payments amounting to $96,456 for life. His wife will receive 60% of the annual benefit for her lifetime should she survive him. This deferred compensation agreement was not funded and the estimated present value of the future benefits was recorded as an expense and a liability over the term of Mr. Berk's actual employment. There were no charges to expense for retirement benefits to be paid to Mr. Berk under the now expired employment contract during 1995-1997.

         Upon the death of Mr. Berk, and at the request of his legal representative, the Company will redeem at market price from his estate a certain number of shares of Transmation common stock as is permitted by Section 303 of the Internal Revenue Code.

Note 13 - Deferred Profit Sharing
---------------------------------

         Effective April 1, 1981, the Transmation, Inc. Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Transmation, Inc. Long-Term Savings and Deferred Profit Sharing Plan. All United States employees of Transmation, Inc. are eligible to participate in the plan providing certain qualifications are met. Employer contributions are made to the plan at the discretion of the Board of Directors of the Company. Payments of benefits accrued for plan participants will be made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. There were no profit sharing contributions made under this plan in any of the periods 1995-1997.

Note 14 - Subsequent Event - Acquisition of Certain Assets of E.I.L.
--------------------------------------------------------------------
Instruments, Inc.
-----------------

         On April 4, 1997, the Company completed the acquisition of certain assets of E.I.L. Instruments, Inc. for $22,000,000 cash and the value of certain defined assumed liabilities, all subject to adjustment based on amounts determined as the result of an audit of EIL's closing balance sheet to be performed.

         EIL Instruments, Inc. was a distributor and servicer of electronic test, measurement and calibration instrumentation. The acquisition will be accounted for by the purchase method of accounting. Accordingly, the operating results of this acquisition will be included in the Company's financial statements from the date of acquisition forward. The Company is in the process of allocating the purchase price to the fair value of the assets acquired. Unaudited pro forma results of operations as if the acquisition had occurred on January 1, 1997 are as follows:


                                                      Unaudited
                                                      ---------

                  Net Sales                          $89,268,035
                                                     -----------
                  Income before provision
                    for Income Taxes                 $ 1,558,672
                                                     -----------
                  Net Income                         $   935,082
                                                     -----------
                  Net Income Per Share                  $.32
                                                        ====

         Cash required for the transaction was provided under a $32,000,000 Revolving Credit and Term Loan Agreement with banks dated April 4, 1997. Funds are available under this agreement as follows:

         Term Loan - Maximum Funds:
                  $15,000,000

         Term:
                  April 4, 1997 - January 1, 2003

         Amortizations:

                  21 equal consecutive quarterly installments commencing on January 1, 1998.

         Interest:

                  Payable on a formula basis at the Company's option, based on an amount above the bank's prime lending rate or above LIBOR. Rates paid above prime or above LIBOR are determined on the basis of Company performance as determined by its leverage ratio. On April 4, 1997 interest to be paid on the Term Loan was at 2.50% above LIBOR or 1.00% above the bank's prime lending rate.

         Revolving Credit - Maximum Funds:
                  $17,000,000

         Term:

                  April 1, 1997 - January 4, 2001

         Interest:

                  Payable on a formula basis, at the Company's option, based on an amount above the bank's prime lending rate or above LIBOR. Rates paid above prime or above LIBOR are determined on the basis of Company performance as determined by its leverage ratio. On April 4, 1997 interest to be paid on the Revolving Credit was at 2.25% above LIBOR or .75% above the bank's prime lending rate.

         The Revolving Credit and Term Loan agreement contains, among other provisions, restrictions on capital expenditures, cash catalog expenditures, prohibitions against dividend payments and fiscal quarterly losses, and a requirement to maintain adjusted leverage ratios as defined.

         Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to the lenders a fee in the amount equal to 1/4% of the unused portion of the total revolving credit available. The fee is payable quarterly. The Company also agreed to pay a closing fee in the amount of $80,000 and an agency fee in the amount of $45,000 in conjunction with the Revolving Credit and Term Loan facility.

Note 15 - Fair Value of Financial Instruments
---------------------------------------------

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

Note 16 - New Accounting Standards
----------------------------------

         The Company will adopt the provisions of Financial Accounting Standards ("FAS") No. 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareowners by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other instruments to issue common stock were exercised or converted into common stock.

         Proforma earnings per share computed in accordance with FAS 128 is presented below:

                                                  For the years ended
                                                  -------------------
                                           3/31/97       3/31/96      3/31/95
                                           -------       -------      -------

         Basic earnings per share           $.73          $.51          $.16
         Diluted earnings per share         $.69          $.49          $.16

Note 17 - Supplemental Information
----------------------------------

         Supplemental cash flow information and non-cash investing and financing activities are as follows:

         Acquisitions:                                         1997
                                                               ----

                  Fair value of assets acquired             $1,905,003
                  Liabilities assumed                       $1,528,617
                  Fair value of assets exchanged            $4,800,000
                  Stock issued                              $1,837,500

Note 18 - Acquisitions
----------------------

         On April 3, 1996 the Company acquired all of the common stock of Altek Industries Corp. (Altek), a manufacturer of electronic calibration equipment, for a purchase price of $4,800,000 in cash and notes plus 300,000 of Transmation, Inc. common stock. The transaction was accounted for under the purchase method of accounting, and accordingly, the results of operations of Altek for the period April 3, 1996 through March 31, 1997 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of the acquisition.

         The following unaudited pro-forma financial information for the Company gives effect to the Altek acquisition had it occurred on April 1, 1995. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted if the acquisition had occurred on the date indicated, or which may result in the future.

                                                       Year Ended March 31,
                                                       --------------------
                                                      1997             1996
                                                      ----             ----

         Net Sales                                 $47,311,224     $42,487,000
         Income before provision for Taxes           3,281,336       1,759,500
         Net Income                                  2,059,736       1,144,000
         Net Income per Share                            .67            .40

Note 19 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------

                                                                      Income
1997               Net Sales        Gross Profit       Net Income    Per Share
                   ---------        ------------       ----------    ---------
Fourth Quarter    $12,840,734        $5,022,125        $1,012,542       $.33
Third Quarter     $12,210,882        $4,833,515          $427,538       $.15
Second Quarter    $11,211,991        $4,407,536          $315,782       $.11
First Quarter     $11,047,617        $4,314,161          $303,874       $.11


                                                                      Income
1996               Net Sales        Gross Profit       Net Income    Per Share
                   ----------       ------------       ----------    ---------
Fourth Quarter    $ 9,864,945        $3,551,972         $366,678        $.14
Third Quarter     $ 9,918,064        $3,633,395         $476,636        $.19
Second Quarter    $ 9,100,252        $3,373,421         $188,584        $.07
First Quarter     $ 9,566,497        $3,532,533         $202,825        $.08



         NOTE: 1997 and 1996 Quarterly EPS amounts do not total to the annual EPS amount due to rounding.

                                TRANSMATION, INC.
                                -----------------

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                -------------------------------------------------

                     Y E A R   E N D E D   M A R C H   3 1,
                    ---------------------------------------

                                         Additions
                         Balance at      Charged to       Write-Off           Balance at
                         Beginning of    Profit and       Charged To          End of
                         Year            Loss             Reserve             Year
                         ----            ----             -------             ----

                                        1997
                                        ----
Allowance for
Doubtful Accounts       $436,000      ($33,000)                              $404,000
                        ========      =========                              ========



                                        1996
                                        ----

Allowance for
Doubtful Accounts       $473,000      ($37,000)                              $436,000
                        ========       ========                              ========






Item 9.  Changes in and Disagreements with Accountants on Accounting and
-------------------------------------------------------------------------
         Financial Disclosure
         --------------------

         None

                                   Part III
                                   --------

         The information required by each of the following items is presented in the definitive proxy statement to be filed pursuant to Regulation 14A which Transmation will file within the period prescribed in connection with the annual meeting of shareholders to be held on August 19, 1997 and which is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant
         -------------------------------------------------

Item 11. Executive Compensation
         ----------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

(a) 1.   Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheet - March 31, 1997, 1996

         Consolidated Statement of Income - March 31, 1997, 1996, 1995

         Consolidated Statement of Cash Flows - March 31, 1997, 1996, 1995

         Consolidated Statement of Stockholders' Equity - March 31, 1997, 1996,
               1995

         Notes to Consolidated Financial Statements

    2.   Financial Statement Schedules

         Schedule VIII - Valuation and Qualifying Accounts -
               March 31, 1997, 1996

         All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

    3.   Index to Exhibits

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                                NOT APPLICABLE

         (3)      Articles of Incorporation and By-Laws

                  (i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995. Certificate of Amendment thereto is incorporated herein by reference to Exhibit I to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

                  (ii) Bylaws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant's Form 10-K for the year ended March 31, 1988.

         (4) Instruments defining the rights of security holders, including indentures.

                  Revolving Credit Agreement between the Registrant and Manufacturers and Traders Trust Company is incorporated herein by reference to Exhibit 1 to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1994. Agreement and Amendment No. 1 thereto is incorporated herein by reference to Exhibit 4(c) to the Registrant's Form 10Q for the fiscal quarter ended September 30, 1995. Agreement and Amendment No. 2 thereto is incorporated herein by reference to Exhibit 4(d) to the Registrant's Form 10Q-A for the fiscal quarter ended December 31, 1995. Agreement and Amendment No. 3 thereto is incorporated herein by reference to Exhibit 4(e) to the Registrant's Form 10Q for the fiscal quarter ended December 31, 1996.

                  Revolving Credit and Term Loan Agreement dated April 4, 1997 among Transmation, Inc. and Manufacturer's and Traders Trust Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 4(c) to the Registrant's Form 8-K dated April 18, 1997.

         (9)      Voting Trust Agreements

                                NOT APPLICABLE

         (10)     Material Contracts

                  The documents listed under (4) are incorporated herein by reference.

                  Amendment No. 1 to Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Exhibit II to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

                  Amendments No. 1 and No. 2 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibits III and IV to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

                  Amendment No. 2 to the Transmation, Inc. Employee's Stock Purchase Plan is incorporated herein by reference to Exhibit V to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

                  Stock Purchase Agreement dated March 28, 1996 among the Registrant, E. Lee Garelick and James N. Wurtz is incorporated herein by reference to Exhibit 2(a) to the Registrant's Form 8-K dated April 3, 1996.

                  Asset Purchase Agreement dated April 4, 1997 between Transmation, Inc. and E.I.L. Instruments, Inc. is incorporated herein by reference to Exhibit 2(a) to the Registrant's Form 8-K dated April 18, 1997.

                  (a) Amendment No. 3 to the Transmation, Inc. Directors' Stock Plan is included herein as Exhibit 10(a).

                  (b) Amendment No. 1 to Stock Purchase Agreement dated February 5, 1997 among the Registrant, E. Lee Garelick and James N. Wurtz is included herein as Exhibit 10(b).

         (11)     Statement re Computation of Per Share Earnings

                  Computation can be clearly determined from Note 9 to the Financial Statements included herein at Item 8.

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

         (24)     Power of Attorney

                                NOT APPLICABLE

         (27)     Financial Data Schedule

                  Financial Data Schedule is included herein as Exhibit 27.

         (99)     Additional Exhibits

                                NOT APPLICABLE

(b) The Registrant filed a report on Form 8-K dated March 4, 1997, reporting the issuance of a press release under Item 5 thereof.

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

TRANSMATION, INC.

By:      /s/ Robert G. Klimasewski          By:      /s/ Cornelius J. Murphy
---------------------------------------     -----------------------------------
Robert G. Klimasewski                       Cornelius J. Murphy
President & Chief Executive Officer         Chairman of the Board of Directors
(Principal Executive Officer)

Date:        June 19, 1997                  Date:        June 19, 1997
---------------------------------------     -----------------------------------


By:      /s/ Angelo J. Chiarella            By:      /s/ Harvey J. Palmer
---------------------------------------     -----------------------------------
Angelo J. Chiarella, Director               Dr. Harvey J. Palmer, Director

Date:        June 19, 1997                  Date:        June 19, 1997
---------------------------------------     -----------------------------------

By:      /s/ E. Lee Garelick                By:      /s/ Arthur M. Richardson
---------------------------------------     -----------------------------------
E. Lee Garelick, Director                   Arthur M. Richardson, Director

Date:        June 19, 1997                  Date:        June 19, 1997
---------------------------------------     -----------------------------------


By:      /s/ Nancy D. Hessler               By:      /s/ Philip P. Schulp
---------------------------------------     -----------------------------------
Nancy D. Hessler, Director                  Philip P. Schulp, Director

Date:        June 19, 1997                  Date:        June 19, 1997
---------------------------------------     -----------------------------------



By:      /s/ John W. Oberlies               By:      /s/ John A. Misiaszek
---------------------------------------     -----------------------------------
John W. Oberlies, Director                  John A. Misiaszek
                                            Vice President, Finance
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

Date:        June 19, 1997                  Date:             June 19, 1997
---------------------------------------     -----------------------------------