Form 10-Q
period 1997-06-30
TRANSMATION INC
filed 1997-08-12
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 1997
                                    -------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------ SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------    -------------------

                         Commission file number 0-3905
                                                -------------

                                TRANSMATION, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                      16-0874418
-------------------------------             ---------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

 10 Vantage Point Drive, Rochester, NY                      14624
-------------------------------------------      -----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        716-352-7777
                                                   ------------------------

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X      No
                                                    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class           Number of Shares Outstanding                 Date
-----           ----------------------------                 ----

Common                   5,707,384                      July 30, 1997


                                TOTAL PAGES - 16

                                     Part I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

Item 1. Financial Statements
----------------------------

                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                                        June 30,          March 31,
                                                          1997              1997
                                                     ------------       -------------
ASSETS:

Current Assets:
      Cash                                           $    275,665       $    758,215
      Accounts Receivable, less allowance
        for doubtful accounts of $369,100 at
        June 30, 1997, and $436,000 at
        March 31, 1997                                 14,025,425          6,773,669
      Inventories                                      11,385,183          7,790,166
      Prepaid Expenses and Deferred Charges             1,139,188            956,235
      Deferred Tax Assets                                 394,402            394,402
                                                     ------------       ------------
      Current Assets                                   27,219,863         16,672,687
Properties, at cost, less accumulated
      depreciation                                      8,153,934          2,355,757
Deferred Charges                                          140,832            118,214
Deferred Income Taxes                                     226,352            226,352
Other Assets                                              238,846            537,790
Goodwill, less accum. amortization of $534,003
      at 6/30/97 and $313,600 at 3/31/97               17,088,181          5,947,558
                                                     ------------       ------------
                                                     $ 53,068,008       $ 25,858,358
                                                     ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                  $  2,550,784
      Current Portion of Long Term Debt                   750,000       $    600,000
      Accounts Payable                                  6,458,794          3,596,365
      Accrued Payrolls, Commissions & Other             2,242,202          2,008,698
      Income Taxes Payable                                161,972            689,461
                                                     ------------       ------------
      Current Liabilities                              12,163,752          6,894,524
Long-Term Debt                                         27,487,493          6,000,000
Deferred Compensation                                     574,883            594,026
                                                     ------------       ------------
                                                       40,226,128         13,488,550
                                                     ------------       ------------
Commitments and Contingent Liabilities
Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 15,000,000 shares - issued
        and outstanding - 2,853,692 at June 30,
        1997, and 2,826,412 at March 31, 1997           1,426,846          1,413,206
      Capital in Excess of Par Value                    3,335,261          3,121,746
      Accumulated Translation Adjustment                 (127,237)          (130,532)
      Retained Earnings                                 8,207,010          7,965,388
                                                     ------------       ------------
                                                       12,841,880         12,369,808
                                                     ------------       ------------
                                                     $ 53,068,008       $ 25,858,358
                                                     ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       2

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED

                                          April 1, 1997 -    April 1, 1996 -
                                           June 30, 1997      June 30, 1996
                                          ---------------    ---------------
Net Sales                                    $19,113,082      $11,047,617

Cost and Expenses:

      Cost of Product Sold                    13,075,821        6,733,456
      Selling & Administrative Expenses        4,665,734        3,221,128
      Research & Development Costs               399,407          395,398
      Interest Expense                           588,298          152,461
                                             -----------      -----------
                                              18,729,260       10,502,443
                                             -----------      -----------
Income Before Taxes                              383,822          545,174
Provision for Income Taxes
      State and Federal                          142,200          241,300
                                             -----------      -----------
Net Income                                       241,622          303,874
Retained Earnings at
      Beginning of Period                      7,965,388        5,905,652
                                             -----------      -----------
Retained Earnings at
      End of Period                          $ 8,207,010      $ 6,209,526
                                             ===========      ===========


Net Income Per Share                         $       .08      $       .11
                                             ===========      ===========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                                     Three Months Ended
                                                                            --------------------------------
                                                                            June 30, 1997      June 30, 1996
                                                                            -------------      -------------
Cash Flows from Operating Activities
  Net Income                                                                $    241,622       $   303,874
  Items Not Requiring (Providing) Cash
   Included in Income
     Depreciation and Amortization                                               675,805           236,286
     Provision for Losses on Accounts Receivable                                 (66,900)           49,000
     Other Assets                                                                298,944               109
(Increase) in Accounts Receivable                                               (339,556)         (320,737)
Decrease(Increase) in Inventories                                             (1,002,535)          217,499
Decrease(Increase) in Prepaid Expenses &
  Deferred Charges                                                               (45,522)          260,203
(Decrease) in Accounts Payable                                                  (923,778)         (704,531)
Increase(Decrease) in Accrued Payrolls, Commissions
  and Other Liabilities                                                           10,662          (313,499)
(Decrease) in Income Taxes Payable                                              (527,489)          (81,769)
(Decrease) in Deferred Compensation                                              (19,143)          (22,922)
                                                                            ------------       -----------
Net Cash Provided(used) by Operating Activities                               (1,697,890)         (376,487)
                                                                            ------------       -----------
Cash Flows from Investing Activities:
  Purchase of EIL Instruments, Inc.                                          (22,000,000)
  Purchase of Altek Industries Corp                                                             (6,728,293)
  Purchases of Properties                                                     (1,203,387)          (60,427)
                                                                            ------------       -----------
Net Cash (used in) Investing Activities                                      (23,203,387)       (6,788,720)
                                                                            ------------       -----------
Cash Flows from Financing Activities:
  Increase in Notes Payable & Current Portion of LTD                           2,700,784         1,700,000
  Exercise of Stock Options & Warrants                                           227,155           108,404
  Stock Issued - Altek Purchase                                                                    612,500
  Increase in Long-Term Debt                                                  21,487,493         3,548,808
  Stock Payable - Former Altek Owners                                                            1,225,000
                                                                            ------------       -----------
Net Cash Provided by Financing Activities                                     24,415,432         7,194,712
                                                                            ------------       -----------
Effect of Exchange Rate Changes on Cash                                            3,295           (16,609)
                                                                            ------------       -----------
Net Increase(Decrease) in Cash                                                  (482,550)           12,896
Cash at Beginning of Period                                                      758,215           204,046
                                                                            ------------       -----------
Cash at End of Period                                                       $    275,665       $   216,942
                                                                            ============       ===========

Cash Paid for Interest and Income Taxes is as follows:
            Interest Paid                                                   $    143,979       $   167,343
            Taxes Paid                                                      $    682,715       $   305,190


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         TRANSMATION, INC.
                                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      Number of
                                    Shares of $.50
                                       Par Value           Common Stock           Capital                               Accumulated
                                     Common Stock           Issued and          in Excess of          Retained          Translation
                                      Outstanding          Outstanding           Par Value            Earnings           Adjustment
                                    ---------------       -------------         ------------          --------          ------------
Balance, March 31, 1995                2,380,640           $1,190,320             $849,829           $4,670,929         ($109,513)

Issuance of Stock                         71,306               35,653              274,754

Currency Translation Activity                                                                                              15,694

Net Income                                                                                            1,234,723

                                       ---------            ---------            ---------           ----------         ---------

Balance, March 31, 1996                2,451,946            1,225,973            1,124,583            5,905,652           (93,819)

Issuance of Stock                        374,466              187,233            1,997,163

Currency Translation Activity                                                                                             (36,713)

Net Income                                                                                            2,059,736

                                       ---------            ---------            ---------           ----------         ---------

Balance, March 31, 1997                2,826,412            1,413,206            3,121,746            7,965,388         ($130,532)

Issuance of Stock                         27,280               13,640              213,515

Currency Translation Activity                                                                                               3,295

Net Income                                                                                              241,622

                                       ---------            ---------            ---------           ----------         ---------

Balance, June 30, 1997                 2,853,692            1,426,842            3,335,261           $8,207,010         ($127,237)
                                       =========            =========            =========           ==========         =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Borrowings
-------------------

Notes payable consists of amounts payable to the former owners of Altek Industries Corp. resulting from the purchase of Altek by the Company in April 1996. Interest on this note is payable at the rate of 8%.

The Company has a $32,000,000 Revolving Credit and Term Loan agreement with banks. At June 30, 1997, $15,000,000 is borrowed under a term loan. The term loan, dated April 4, 1997, extending through January 1, 2003, amortizes over 21 consecutive quarterly installments commencing January 1, 1998. Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On June 30, 1997 interest to be paid under the Term Loan was at 2.50% above LIBOR or 1.00% above the bank's prime lending rate. At June 30, 1997 $13,237,493 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit facility, dated April 4, 1997, extends through January 4, 2001. Interest is payable under the revolving credit facility on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on their basis of company performance as determined by its leverage ratio. On June 30, 1997 interest to be paid under the Revolving Credit Agreement was at 2.25% above LIBOR or .75% above the bank's prime lending rate.

The Revolving Credit and Term Loan agreement contains, among other provision, restrictions on capital expenditures, cash catalog expenditures, prohibitions against dividend payments and fiscal quarterly losses, and a requirement to maintain adjusted leverage ratios as defined.

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

The Company is in compliance with provisions of its loan agreement or has received a waiver at June 30, 1997.

Note 2 - Inventories
--------------------

The major classifications of inventory are as follows:

                                                                         June 30,          June 30,
                                                                           1997              1996
                                                                       ----------         ----------
               Raw Materials and Purchased Parts                       $ 1,964,281        $2,088,533
               Work in Process                                             725,153           519,280
               Finished Products                                         9,578,800         5,710,854
                                                                       -----------        ----------
                                                                        12,268,234         8,318,667
               Less Inventory Reserves                                    (883,051)         (528,501)
                                                                       -----------        ----------
                                                                       $11,385,183        $7,790,166
                                                                       ===========        ==========

Note 3 - Net Income Per Share
-----------------------------

The net income per share amounts in 1997 and 1996 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of dilutive stock options and warrants. Common and common equivalent shares averaged 3,189,583 in 1997 and 2,857,957 in 1996.

The Company will adopt provisions of Financial Accounting Standards ("FAS") 128, "Earnings Per Share" effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other instruments to issue common stock were exercised or converted into common stock.

Proforma earnings per share computed in accordance with FAS 128 is presented below:

                                             For 3 months ended
                                             ------------------
                                           6/30/97          6/30/96
                                           -------          -------
               Basic EPS                    $.09              $.11
               Diluted EPS                  $.08              $.11

The directors of the Corporation voted a 2 for 1 stock split in the form of a stock dividend to be paid on July 22, 1997 to shareholders of record July 1, 1997. The above per earnings per share amounts do not reflect the effect of such split.

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of
--------------------------------------------------------------------------
Operations
----------

On April 4, 1997, Transmation, Inc. acquired certain assets and business of the former E.I.L. Instruments, Inc. for $22,000,000 cash and the value of certain defined assumed liabilities. The cash required for the transaction was obtained from funds available under a $32,000,000 Revolving Credit and Term Loan Agreement with banks.

Sales increases during the first quarter resulted primarily from the acquisition of E.I.L. Instruments, Inc. Sales in the Company's Instrument Division and Altek subsidiary were on plan for the quarter.

Financial Condition
-------------------

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with banks, its profitability and management of its balance sheet.

The Company's accounts receivable balance increased by $339,600 and its total of inventory on hand increased by $1,002,500 in the quarter. Additionally, the Company reduced its balance of accounts payable to vendors by $923,800 and its amount of taxes payable by $527,500 in the quarter. The primary source of funds, in addition to the non-cash expenses of depreciation and amortization, was additional bank borrowings. The Company will strive to improve its cash flows and reduce bank borrowings from current levels during the balance of the current fiscal year through increased profitability and relative reductions in both accounts receivable and inventory balances.

Results of Operations
---------------------
Comparison of April 1, 1997 - June 30, 1997
-------------------------------------------
                  to
              April 1, 1996 - June 30, 1996
              -----------------------------

Sales increased to $19,113,082 from $11,047,617, an increase of 73% in the quarter ended June 30, 1997 compared to June 30, 1996. This increase resulted from the inclusion of E.I.L. Instruments' sales into the Company's operations in 1997.

Cost of Product Sold in the quarter ended June 30, 1997 totaled 68.4% of sales compared to 61% in the same quarter last year. The increased percentage in 1997 is the result of proportionately more sales of lower margin distribution and service business in 1997 than in 1996 and resulted from Transmation's purchase of E.I.L. Instruments on April 4, 1997.

Interest expense totaled $588,298 in the quarter ended June 30, 1997 compared to $152,461 in the quarter ended June 30, 1996. The increase is the result of additional borrowings in 1997 necessary to have purchased E.I.L. Instruments.

Selling and administrative expenses increased by 31% in 1997 compared to 1996. This increase is the result of increased sales personnel in 1997 compared to 1996 as the result of the E.I.L. Instruments' acquisition.

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

                                             TRANSMATION, INC.

Date          August 12, 1997                /s/ Robert G. Klimasewski
     -----------------------------------     -------------------------
                                             Robert G. Klimasewski
                                             President

Date          August 12, 1997                /s/  John A. Misiaszek
     -----------------------------------     -------------------------
                                             John A. Misiaszek
                                             Vice President, Finance

                                INDEX TO EXHIBITS

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession Not applicable.

(3)  Articles of Incorporation and By Laws

     (i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995. Certificate of Amendment thereto is incorporated herein by reference to Exhibit I to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

     (ii) By-laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant's Form 10-K for the year ended March 31, 1988.

(4)  Instruments defining the rights of security holders, including indentures

     (a) Revolving Credit Agreement between the Registrant and Manufacturers and Traders Trust Company is incorporated herein by reference to
          Exhibit 1 to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1994. Agreement and Amendment No. 1 thereto is incorporated herein by reference to Exhibit 4(c) to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1995. Agreement and Amendment No. 2 thereto is incorporated herein by reference to
          Exhibit 4(d) to the Registrant's Form 10Q-A for the fiscal quarter ended December 31, 1995. Agreement and Amendment No. 2 thereto is incorporated herein by reference to Exhibit 4(e) to the Registrant's Form 10-Q for the fiscal quarter ended December 31, 1996.

     (b) Revolving Credit Agreement dated April 4, 1997 among Transmation, Inc. and Manufacturer's and Traders Trust Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 4(c) to the Registrant's Form 8-K dated April 18, 1997.

(10) Material Contracts

     The documents listed under (4) are incorporated herein by reference.

     (a) Amendment No. 2 to Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Exhibit II to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

     (b) Amendments No. 1 and No. 2 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibits III and IV to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

     (c) Amendment No. 2 to the Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit V to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

     (d) Stock Purchase Agreement dated March 28, 1996 among the Registrant, E. Lee Garelick and James N. Wurtz is incorporated herein by reference to
          Exhibit 2(a) to the Registrant's Form 8-K dated April 3, 1996.

     (e) Asset Purchase Agreement dated April 4, 1997 between Transmation, Inc. and E.I.L. Instruments, Inc. is incorporated herein by reference to
          Exhibit 2(a) to the Registrant's Form 8-K dated April 18, 1997.

     (f) Amendment No. 3 to the Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant's Form 10-K for the year ended March 31, 1997.

     (g) Amendment No. 1 to Stock Purchase Agreement dated February 5, 1997 among the Registrant, E. Lee Garelick and James N. Wurtz is incorporated herein by reference to Exhibit 10(b) to the Registrant's Form 10-K for the year ended March 31, 1997.

     *(h) Amendment No. 4 to the Transmation, Inc. Directors' Stock Plan is included herein as Exhibit 10(h) at page 13 of this Report.

     *(i) Amendment No. 2 to the Transmation, Inc. Amended and Restated
          Directors' Warrant Plan is included herein as Exhibit 10(i) at page 14 of this Report.

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

(24)  Power of attorney
      Not applicable.

*(27) Financial Data Schedule
      The Financial Data Schedule is included herein as Exhibit 27.

(99)  Additional Exhibits
      Not applicable.

(b) The Registrant filed a report on Form 8-K dated April 4,1997, reporting the Acquisition or Disposition of Assets under Item 2 and Financial Statements under Item 7 thereof, and a report on Form 8-K dated June 6, 1997 reporting the issuance of a press release under Item 5 thereof.

-----------------
*     Exhibit filed with this Report