Form 10-Q
period 1997-09-30
TRANSMATION INC
filed 1997-11-14
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
_X_   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1997
                               ------------------------------

                                       OR

___  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                      to
                                -------------------    --------------------

                         Commission file number 0-3905
                                               ---------

                                TRANSMATION, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             OHIO                                            16-0874418
-------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

  10 Vantage Point Drive, Rochester, NY                        14624
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                       ------------------------

-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark [X] whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class              Number of Shares Outstanding                Date
-----              ----------------------------                ----

Common                      5,717,534                      October 31,1997


                                TOTAL PAGES - 19

                                     Part I
                              FINANCIAL INFORMATION
                              ---------------------
Item 1.  Financial Statements
-----------------------------
                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET

                                                        Sept. 30,         March 31,
ASSETS:                                                   1997              1997
                                                      ------------       ------------
Current Assets:
      Cash                                            $    227,176       $    758,215
      Accounts Receivable, less allowance
        for doubtful accounts of $395,100 at
        September 30, 1997, and $436,000 at
        March 31, 1997                                  14,541,104          6,773,669
      Inventories                                       11,392,588          7,790,166
      Prepaid Expenses and Deferred Charges              1,844,898            956,235
      Deferred Tax Assets                                  394,402            394,402
                                                      ------------       ------------
      Current Assets                                    28,400,168         16,672,687
Properties, at cost, less accumulated
      Depreciation                                       7,829,590          2,355,757
Deferred Charges                                           228,074            118,214
Deferred Income Taxes                                      226,352            226,352
Other Assets                                               247,913            537,790
Goodwill, less accum. Amortization of $772,932
      at 9/30/97 and $313,600 at 3/31/97                17,551,355          5,947,558
                                                      ------------       ------------
                                                      $ 54,483,452       $ 25,858,358
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                   $  2,500,000       $    600,000
      Current Portion of Long Term Debt                  1,500,000
      Accounts Payable                                   5,839,283          3,596,365
      Accrued Payrolls, Commissions & Other              2,999,656          2,008,698
      Income Taxes Payable                                 324,376            689,461
                                                      ------------       ------------
      Current Liabilities                               13,163,315          6,894,524
Long-Term Debt                                          27,537,493          6,000,000
Deferred Compensation                                      555,741            594,026
                                                      ------------       ------------
                                                        41,256,549         13,488,550
                                                      ------------       ------------

Commitments and Contingent Liabilities
Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 15,000,000 shares - issued
        and outstanding - 5,717,534 at Sept. 30,
        1997, and 5,652,824 at March 31, 1997            2,858,767          1,413,206
      Capital in Excess of Par Value                     2,001,651          3,121,746
      Accumulated Translation Adjustment                  (105,278)          (130,532)
      Retained Earnings                                  8,471,763          7,965,388
                                                      ------------       ------------
                                                        13,226,903         12,369,808
                                                      ------------       ------------
                                                      $ 54,483,452       $ 25,858,358
                                                      ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED


                                             7/1 -           7/1 -                4/1 -          4/1 -
                                            9/30/97         9/30/96              9/30/97        9/30/96
                                        --------------------------------     -------------------------------
Net Sales                                   $19,612,705     $11,211,991          $38,725,787    $22,259,608
                                        --------------------------------     -------------------------------

Costs and Expenses:
   Cost of Product Sold                      13,380,360       6,804,455           26,456,181     13,537,911
   Selling & Admin. Expenses                  4,686,378       3,292,452            9,352,112      6,513,580
   Research & Develop. Costs                    416,958         391,592              816,365        786,990
   Interest Expense                             703,506         159,775            1,291,804        312,236
                                        --------------------------------     -------------------------------
                                             19,187,202      10,648,274           37,916,462     21,150,717
                                        --------------------------------     -------------------------------
Income Before Taxes                             425,503         563,717              809,325      1,108,891
Provision for Income Taxes
    State and Federal                           160,750         247,935              302,950        489,235
                                        --------------------------------     -------------------------------
Net Income                                      264,753         315,782              506,375        619,656
Retained Earnings at
    Beginning of Period                       8,207,010       6,209,526            7,965,388      5,905,652
                                        --------------------------------     -------------------------------
Retained Earnings at
    End of Period                            $8,471,763      $6,525,308           $8,471,763     $6,525,308
                                        ================================     ===============================


Net Income Per Share                              $0.04           $0.06                $0.08          $0.11
                                        ================================     ===============================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                       Three Months Ended             Six Months Ended
                                                                    -------------------------   -----------------------------
                                                                     7/1/97 -     7/1/96 -         4/1/97 -       4/1/96 -
                                                                      9/30/97     9/30/96           9/30/97       9/30/96
                                                                    -------------------------   -----------------------------
Cash Flows from Operating Activities
      Net Income                                                       $264,753     $315,782           $506,375     $619,656
      Items Not Requiring (Providing) Cash
        Included in Income
           Depreciation and Amortization                                710,674      252,778          1,386,479      489,064
           Provision for Losses on Accounts Receivable                   26,000       44,000           (40,900)       93,000
           Other Assets                                                 (9,067)        9,294            289,877        9,403
      (Increase)Decrease in Accounts Receivable                       (541,679)      664,701          (881,235)      343,964
      Decrease(Increase) in Inventories                                 (7,405)    (138,102)        (1,009,940)       79,397
      (Increase) in Prepaid Expenses &
        Deferred Charges                                              (792,952)    (587,286)          (838,474)    (327,083)
      (Decrease)Increase in Accounts Payable                          (619,511)       54,109        (1,543,289)    (650,422)
      Increase(Decrease) in Accrued Payrolls, Commissions
        and Other Liabilities                                            56,351       36,648             67,013    (276,851)
      Increase(Decrease) in Income Taxes Payable                        162,404       62,143          (365,085)     (19,626)
      (Decrease) in Deferred Compensation                              (19,142)     (22,327)           (38,285)     (45,249)
                                                                    -------------------------   -----------------------------
Net Cash Provided(used) by Operating Activities                       (769,574)      691,740        (2,467,464)      315,253
                                                                    -------------------------   -----------------------------
Cash Flows from Investing Activities:
      Purchase of EIL Instruments, Inc.                                                            (22,000,000)
      Purchase of Altek Industries Corp                                                4,405                     (6,723,888)
      Purchases of Properties                                         (148,401)    (109,667)        (1,351,788)    (170,094)
                                                                    -------------------------   -----------------------------
Net Cash (used in) Investing Activities                               (148,401)    (105,262)       (23,351,788)  (6,893,982)
                                                                    -------------------------   -----------------------------
Cash Flows from Financing Activities:
      Increase in Notes Payable & Current Portion of LTD                699,216                       3,400,000    1,700,000
      Exercise of Stock Options & Warrants                               98,311      111,086            325,466      219,490
      Stock Issued - Altek Purchase                                                                                  612,500
      Increase(Decrease) in Long-Term Debt                               50,000    (879,349)         21,537,493    2,669,459
      Stock Payable - Former Altek Owners                                                                          1,225,000
                                                                    -------------------------   -----------------------------
Net Cash Provided by Financing Activities                               847,527    (768,263)         25,262,959    6,426,449
                                                                    -------------------------   -----------------------------
Effect of Exchange Rate Changes on Cash                                  21,959          379             25,254     (16,230)
                                                                    -------------------------   -----------------------------
Net Increase(Decrease) in Cash                                         (48,489)    (181,406)          (531,039)    (168,510)
Cash at Beginning of Period                                             275,665      216,942            758,215      204,046
                                                                    -------------------------   -----------------------------
Cash at End of Period                                                  $227,176      $35,536           $227,176      $35,536
                                                                    =========================   =============================


Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                               $631,594      $63,679           $775,573     $231,022
           Taxes Paid                                                  None         $164,055           $682,715     $469,245



               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                     Number of
                                   Shares of $.50
                                     Par Value         Common Stock         Capital                           Accumulated
                                    Common Stock        Issued and       in Excess of         Retained        Translation
                                    Outstanding        Outstanding         Par Value          Earnings        Adjustment
                                  ----------------- ----------------- ------------------ ----------------- ----------------
Balance, March 31, 1995                  2,380,640        $1,190,320           $849,829        $4,670,929       ($109,513)

Issuance of Stock                           71,306            35,653            274,754

Currency Translation Activity                                                                                       15,694

Net Income                                                                                      1,234,723
                                  ----------------- ----------------- ------------------ ----------------- ----------------

Balance, March 31, 1996                  2,451,946         1,225,973          1,124,583         5,905,652         (93,819)

Issuance of Stock                          374,466           187,233          1,997,163

Currency Translation Activity                                                                                     (36,713)

Net Income                                                                                      2,059,736
                                  ----------------- ----------------- ------------------ ----------------- ----------------

Balance, March 31, 1997                  2,826,412         1,413,206          3,121,746         7,965,388       ($130,532)

Issuance of Stock                           37,430            18,715            306,751

Two for One Stock Split                  2,853,692         1,426,846        (1,426,846)

Currency Translation Activity                                                                                       25,254

Net Income                                                                                        506,375
                                  ----------------- ----------------- ------------------ ----------------- ----------------

Balance, Sept. 30, 1997                  5,717,534        $2,858,767         $2,001,651        $8,471,763       ($105,278)
                                  ================= ================= ================== ================= ================



                                  SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Borrowings
-------------------

Notes payable consists of amounts payable to the former owners of Altek Industries Corp. resulting from the purchase of Altek by the Company in April 1996. Interest on this note is payable at the rate of 8%.

The Company has a $32,000,000 Revolving Credit and Term Loan agreement with banks. At September 30, 1997, $15,000,000 is borrowed under a term loan. The term loan, dated April 4, 1997, extending through January 1, 2003, amortizes over 21 consecutive quarterly installments commencing January 1, 1998. Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On September 30, 1997 interest to be paid under the Term Loan was at 2.50% above LIBOR or 1.00% above the bank's prime lending rate. At September 30, 1997 $14,037,493 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit facility, dated April 4, 1997, extends through January 4, 2001. Interest is payable under the revolving credit facility on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on their basis of company performance as determined by its leverage ratio. On September 30, 1997 interest to be paid under the Revolving Credit Agreement was at 2.25% above LIBOR or .75% above the bank's prime lending rate.

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

The Company is in compliance with provisions of its loan agreement or has received a waiver at September 30, 1997.

Note 2 - Inventories

The major classifications of inventory are as follows:

                                                                         Sept. 30,                 Sept. 30,
                                                                            1997                      1996
                                                                            ----                      ----
               Raw Materials and Purchased Parts                       $  1,977,832               $2,172,317
               Work in Process                                              730,161                  746,445
               Finished Products                                          9,644,964                4,912,659
                                                                       ------------               ----------
                                                                         12,352,957                7,832,421
               Less Inventory Reserves                                     (960,369)                (579,122)
                                                                       ------------               ----------
                                                                       $ 11,392,588               $7,253,299
                                                                       ============               ==========

Note 3 - Net Income Per Share
-----------------------------

The net income per share amounts in 1997 and 1996 were computed by dividing the net income by the average number of shares actually outstanding plus common equivalent shares resulting from the assumed conversion of dilutive stock options and warrants. Common and common equivalent shares averaged 6,261,904 in 1997 and 5,711,794 in 1996.

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

Proforma earnings per share computed in accordance with FAS 128 is presented below:

                                          For 3 months ended        For 6 months ended
                                          --------------------      -------------------
                                          9/30/97      6/30/96      9/30/97     9/30/96
                                          -------      -------      -------     -------
               Basic EPS                    $.05         $.06         $.09       $.11
               Diluted EPS                  $.04         $.06         $.08       $.11

The directors of the Corporation voted a 2 for 1 stock split in the form of a stock dividend which was paid on July 22, 1997 to shareholders of record July 1, 1997. The above per earnings per share amounts have been adjusted to reflect the effect of such split.

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

Sales increases during the second quarter and first half resulted primarily from the acquisition of E.I.L. Instruments, Inc. Sales in the Company's Altek subsidiary were on plan for the quarter and through September 30, 1997. Sales in the Company's Instrument Division were below plan for the second quarter and the Company has refocused its sales plan to help correct this problem during the balance of the current fiscal year.

Financial Condition
-------------------

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with banks, its profitability and management of its balance sheet.

The Company's accounts receivable balance increased by $515,700 in the quarter. Additionally, the Company reduced its balance of accounts payable to vendors by $619,500, however accrued liabilities increased by $757,500 in the quarter. The primary source of funds, in addition to the non-cash expenses of depreciation and amortization, was additional bank borrowings. The Company will strive to improve its cash flows and reduce bank borrowings from current levels during the balance of the current fiscal year through increased profitability and relative reductions in both accounts receivable and inventory balances and by increasing its trade payables.

Results of Operations
---------------------
Comparison of July 1, 1997 - September 30, 1997
-----------------------------------------------
                             to
              July 1, 1996 - September 30, 1996
              ---------------------------------

Sales increased to $19,612,705 from $11,211,991, an increase of 75% in the quarter ended September 30, 1997 compared to September 30, 1996. This increase resulted from the acquisition of E.I.L. Instruments in April of 1997.

Cost of Product Sold in the quarter ended September 30, 1997 totaled 68.2% of sales compared to 60.7% in the same quarter last year. The increased percentage in 1997 is the result of proportionately more sales of lower margin distribution and service business in 1997 than in 1996 and resulted from Transmation's purchase of E.I.L. Instruments on April 4, 1997.

Interest expense totaled $703,506 in the quarter ended September 30, 1997 compared to $159,775 in the quarter ended September 30, 1996. The increase is the result of additional borrowings in 1997 used to purchase E.I.L. Instruments.

Selling and administrative expenses increased by 42% in 1997 compared to 1996. This increase is the result of an increase in the number of sales personnel in 1997 compared to 1996 as the result of the Company's E.I.L. Instruments' acquisition.

Comparison of April 1, 1997 - September 30, 1997
------------------------------------------------
                              to
              April 1, 1996 - September 30, 1996
              ----------------------------------

Sales increased to $38,725,787 from $22,259,608, an increase of 74% in the six months ended September 30, 1997 compared to the same period ended September 30, 1996. This increase resulted from the acquisition of E.I.L. Instruments in April 1997.

Cost of Product Sold in the six months ended September 30, 1997 totaled 68.3% compared to 60.8% in the same period last year. The increased percentage in 1997 is the result of proportionately more sales of lower margin distribution and service business in 1997 than in 1996 and resulted from Transmation's purchase of E.I.L. Instruments in April 1997.

Interest expense totaled $1,291,804 for the six months ended September 30, 1997 compared to $312,236 for the same period in 1996. The increase is the result of additional borrowings in 1997 used to purchase E.I.L. Instruments.

Selling and administrative expenses increased by 43.5% in 1997 compared to 1996. This increase is the result of an increase in the number of sales personnel in 1997 compared to 1996 as the result of the Company's acquisition of E.I.L. Instruments.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         On August 19, 1997 shareholders of the Company approved the following proposals at the Company's Annual Meeting:

         Proposal 1: To elect Directors to serve until the 2000 Annual Meeting:

                                                                     Authority
                                               For                    Withheld
                                               ---                    --------
               Cornelius J. Murphy          2,615,382                  16,029
               Dr. Harvey J. Palmer         2,615,582                  15,829
               Arthur M. Richardson         2,615,442                  15,969

         Messrs. Chiarella, Klimasewski, Schulp, Oberlies and Garelick, together with Mrs. Hessler, also directors, did not stand for re-election to Transmation's Board of Directors in 1997.

         Proposal 2: To approve and ratify the proposed amendment to the Transmation, Inc. Employees' Stock Purchase Plan, which reduces the total number of shares available for purchase thereunder from 450,000 to 100,000:

                   For                            Against           Abstain
                   ---                            -------           -------
               2,525,072                           61,706            5,080

         Proposal 3: To approve and ratify the proposed amendment to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan, which increases the total number of shares available for option grants thereunder from 600,000 to 950,000:

                   For                            Against           Abstain
                   ---                            -------           -------
                1,886,673                         104,615            5,680

         Proposal 4: To approve and ratify the selection of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending March 31, 1998.

                   For                            Against           Abstain
                   ---                            -------           -------
                 2,629,744                          532              1,035


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         a. See Index to Exhibits.

         b. Reports on Form 8-K.

            No reports on Form 8-K have been filed during the quarter for which this report is filed.






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                        TRANSMATION, INC.



Date   November 12, 1997                      /s/ Robert G. Klimasewski
     -----------------------                  ----------------------------------
                                              Robert G. Klimasewski
                                              President



Date   November 12, 1997                      /s/ John A. Misiaszek
     -----------------------                  ----------------------------------
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

     (h) Amendment No. 4 to the Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10(h) to the Registrant's Form 10-Q for the quarter ended June 30, 1997.

     (i) Amendment No. 2 to the Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to
          Exhibit 10(i) to the Registrant's Form 10-Q for the quarter ended June 30, 1997.

     *(j) Amendments No. 3 and No. 4 to the Transmation, Inc. Amended and
          Restated 1993 Stock Option Plan are included herein as Exhibit 10(j) at pages 15 and 16 of this report.

     *(k) Amendment No. 3 to the Transmation, Inc. Employees' Stock Purchase
          Plan is included herein as Exhibit 10(k) at page 17 of this report.

(11) Statement re Computation of Per Share Earnings Computation can be clearly determined from Note 3 to the Financial Statements included herein at
     Item 1.

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