Form 10-Q
period 1997-12-31
TRANSMATION INC
filed 1998-02-13
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1997
                               ------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------  --------------------------

                       Commission file number      0-3905
                                             -----------------
                                TRANSMATION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                        16-0874418
------------------------------------      -------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

     10 Vantage Point Drive, Rochester, NY                  14624
------------------------------------------------      -------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       716-352-7777
                                                  -----------------------------


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                   Number of Shares Outstanding                Date
-----                   ----------------------------                ----

Common                          5,777,865                     January 28, 1998


                                TOTAL PAGES - 14

                                     Part I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------

Item 1.  Financial Statements
-----------------------------

                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET

                                                       Dec. 31,         March 31,
ASSETS:                                                  1997             1997
                                                     ------------      ------------
Current Assets:
      Cash                                           $    580,703      $    758,215
      Accounts Receivable, less allowance
        for doubtful accounts of $340,300 at
        Dec. 31, 1997, and $404,000 at
        March 31, 1997                                 12,723,753         6,773,669
      Inventories                                      11,715,392         7,790,166
      Prepaid Expenses and Deferred Charges             1,872,362           956,235
      Deferred Tax Assets                                 394,402           394,402
                                                     ------------      ------------
      Current Assets                                   27,286,612        16,672,687
Properties, at cost, less accumulated
      Depreciation                                      6,482,041         2,355,757
Deferred Charges                                          231,469           118,214
Deferred Income Taxes                                     226,352           226,352
Other Assets                                              253,513           537,790
Goodwill, less accum. Amortization of $1,055,349
      at 12/31/97 and $313,600 at 3/31/97              18,688,994         5,947,558
                                                     ------------      ------------
                                                     $ 53,168,981      $ 25,858,358
                                                     ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                  $  2,500,000
      Current Portion of Long Term Debt                 2,860,000      $    600,000
      Accounts Payable                                  7,906,559         3,596,365
      Accrued Payrolls, Commissions & Other             2,337,578         2,008,698
      Income Taxes Payable                                411,630           689,461
                                                     ------------      ------------
      Current Liabilities                              16,015,767         6,894,524
Long-Term Debt                                         23,177,493         6,000,000
Deferred Compensation                                     536,599           594,026
                                                     ------------      ------------
                                                       39,729,859        13,488,550
                                                     ------------      ------------
Commitments and Contingent Liabilities
Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 15,000,000 shares - issued
        and outstanding - 5,748,556 at Dec. 31,
        1997, and 2,826,412 at March 31, 1997           2,874,278         1,413,206
      Capital in Excess of Par Value                    2,067,233         3,121,746
      Accumulated Translation Adjustment                 (132,852)         (130,532)
      Retained Earnings                                 8,630,463         7,965,388
                                                     ------------      ------------
                                                       13,439,122        12,369,808
                                                     ------------      ------------
                                                     $ 53,168,981      $ 25,858,358
                                                     ============      ============


               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED

                                    10/1 -          10/1 -          4/1 -           4/1 -
                                  12/31/97        12/31/96        12/31/97        12/31/96
                                 ---------------------------     ---------------------------
Net Sales                        $19,775,043     $12,210,882     $58,500,830     $34,470,490
                                 ---------------------------     ---------------------------
Costs and Expenses:
   Cost of Product Sold           13,612,980       7,377,367      40,069,161      20,915,278
   Selling & Admin. Expenses       4,854,704       3,567,901      14,206,816      10,081,481
   Research & Develop. Costs         419,943         399,802       1,236,308       1,186,792
   Interest Expense                  639,461         163,209       1,931,265         475,445
                                 ---------------------------     ---------------------------
                                  19,527,088      11,508,279      57,443,550      32,658,996
                                 ---------------------------     ---------------------------
Income Before Taxes                  247,955         702,603       1,057,280       1,811,494
Provision for Income Taxes
    State and Federal                 89,255         275,065         392,205         764,300
                                 ---------------------------     ---------------------------
Net Income                           158,700         427,538         665,075       1,047,194
Retained Earnings at
    Beginning of Period            8,471,763       6,525,308       7,965,388       5,905,652
                                 ---------------------------     ---------------------------
Retained Earnings at
    End of Period                $ 8,630,463     $ 6,952,846     $ 8,630,463     $ 6,952,846
                                 ===========================     ===========================


Net Income Per Share
   Basic                         $      0.03     $      0.08     $      0.12     $      0.19
                                 ===========================     ===========================
   Diluted                       $      0.03     $      0.07     $      0.10     $      0.18
                                 ===========================     ===========================






               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                    Three Months Ended                   Nine Months Ended
                                                              ------------------------------      ------------------------------
                                                                 12/31/97         12/31/96          12/31/97         12/31/96
                                                              ------------------------------      ------------------------------
Cash Flows from Operating Activities
      Net Income                                              $    158,700      $    427,538      $    665,075      $  1,047,194
      Items Not Requiring (Providing) Cash
        Included in Income
           Depreciation and Amortization                           607,272           248,115         1,993,751           737,179
           Provision for Losses on Accounts Receivable             (54,800)          (11,000)          (95,700)           82,000
           Other Assets                                             (5,600)           (5,600)          284,277             3,803
      (Increase)Decrease in Accounts Receivable                  1,872,151          (885,820)          990,916          (541,856)
      Decrease(Increase) in Inventories                           (322,804)          (38,451)       (1,332,744)           40,946
      (Increase)Decrease in Prepaid Expenses &
        Deferred Charges                                           (30,859)          168,204          (869,333)         (158,879)
      (Decrease)Increase in Accounts Payable                     2,067,276            91,728           523,987          (558,694)
      Increase(Decrease) in Accrued Payrolls, Commissions
        and Other Liabilities                                     (662,078)          216,974          (595,065)          (59,877)
      Increase(Decrease) in Income Taxes Payable                    87,254           166,201          (277,831)          146,575
      (Decrease) in Deferred Compensation                          (19,142)          (22,328)          (57,427)          (67,577)
      (Increase) in Deferred Income Taxes                                           (130,099)                           (130,099)
                                                              ------------------------------      ------------------------------
Net Cash Provided by Operating Activities                        3,697,370           225,462         1,229,906           540,715
                                                              ------------------------------      ------------------------------
Cash Flows from Investing Activities:
      Purchase of EIL Instruments, Inc.                                                            (22,000,000)
      Purchase of Altek Industries Corp                                                                               (6,723,888)
      Purchases of Properties                                     (397,362)         (292,718)       (1,749,150)         (462,812)
                                                              ------------------------------      ------------------------------
Net Cash (used in) Investing Activities                           (397,362)         (292,718)      (23,749,150)       (7,186,700)
                                                              ------------------------------      ------------------------------
Cash Flows from Financing Activities:
      Increase in Notes Payable & Current Portion of LTD         1,360,000                           4,760,000         1,700,000
      Exercise of Stock Options & Warrants                          81,093            42,465           406,559           261,955
      Stock Issued - Altek Purchase                                                                                      612,500
      Increase(Decrease) in Long-Term Debt                      (4,360,000)          324,000        17,177,493         2,993,459
      Stock Payable - Former Altek Owners                                                                              1,225,000
                                                              ------------------------------      ------------------------------
Net Cash Provided by(used in) Financing Activities              (2,918,907)          366,465        22,344,052         6,792,914
                                                              ------------------------------      ------------------------------
Effect of Exchange Rate Changes on Cash                            (27,574)          (10,494)           (2,320)          (26,724)
                                                              ------------------------------      ------------------------------
Net Increase(Decrease) in Cash                                     353,527           288,715          (177,512)          120,205
Cash at Beginning of Period                                        227,176            35,536           758,215           204,046
                                                              ------------------------------      ------------------------------
Cash at End of Period                                         $    580,703      $    324,251      $    580,703      $    324,251
                                                              ==============================      ==============================

Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                      $    688,456      $    147,636      $  1,464,029      $    378,658
           Taxes Paid                                             None          $    108,420      $    682,715      $    577,665



               SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                        Number of
                                      Shares of $.50
                                         Par Value       Common Stock          Capital                         Accumulated
                                       Common Stock      Issued and         in Excess of        Retained       Translation
                                        Outstanding      Outstanding          Par Value         Earnings        Adjustment
                                      ---------------    ------------       -------------       ---------      -----------
Balance, March 31, 1995                  2,380,640        $1,190,320           $849,829        $4,670,929       ($109,513)

Issuance of Stock                           71,306            35,653            274,754

Currency Translation Activity                                                                                      15,694

Net Income                                                                                      1,234,723
                                         ---------        ----------         ----------        ----------       ---------
Balance, March 31, 1996                  2,451,946         1,225,973          1,124,583         5,905,652         (93,819)

Issuance of Stock                          374,466           187,233          1,997,163
Currency Translation Activity                                                                                     (36,713)

Net Income                                                                                      2,059,736
                                         ---------        ----------         ----------        ----------       ---------
Balance, March 31, 1997                  2,826,412         1,413,206          3,121,746         7,965,388       ($130,532)

Issuance of Stock                           68,452            34,226            372,378

Two for One Stock Split                  2,853,692         1,426,846         (1,426,846)

Currency Translation Activity                                                                                      (2,320)

Net Income                                                                                        665,075
                                         ---------        ----------         ----------        ----------       ---------
Balance, Dec. 31, 1997                   5,748,556        $2,874,278         $2,067,278        $8,630,463       ($132,852)
                                         =========        ==========         ==========        ==========       =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Borrowings
-------------------

Notes payable consists of amounts payable to the former owners of Altek Industries Corp. resulting from the purchase of Altek by the Company in April 1996. Interest on this note is payable at the rate of 8%.

The Company has a $32,000,000 Revolving Credit and Term Loan agreement with banks. At December 31, 1997, $15,000,000 is borrowed under a term loan. The term loan, dated April 4, 1997, extending through January 1, 2003, amortizes over 21 consecutive quarterly installments commencing January 1, 1998. Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On December 31, 1997 interest to be paid under the Term Loan was at 2.50% above LIBOR or 1.00% above the bank's prime lending rate. At December 31, 1997 $11,037,493 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit facility, dated April 4, 1997, extends through January 4, 2001. Interest is payable under the revolving credit facility on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of company performance as determined by its leverage ratio. On December 31, 1997 interest to be paid under the Revolving Credit Agreement was at 2.25% above LIBOR or .75% above the bank's prime lending rate.

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

The Company is in compliance with provisions of its loan agreement or has received a waiver at December 31, 1997.

Note 2 - Inventories
--------------------

The major classifications of inventory are as follows:

                                                                  Dec. 31,                  Mar. 31,
                                                                   1997                      1997
                                                                   ----                      ----
               Raw Materials and Purchased Parts              $  2,021,000               $2,088,533
               Work in Process                                   1,069,000                  519,280
               Finished Products                                 9,710,000                5,710,854
                                                              ------------               ----------
                                                                12,800,000                 8,318,667
               Less Inventory Reserves                          (1,084,608)                 (528,501)
                                                              ------------               ----------
                                                              $ 11,715,392               $7,790,166
                                                              ============               ==========

Note 3 - Net Income Per Share
-----------------------------

The Company adopted provisions of Financial Accounting Standards ("FAS") 128, "Earnings Per Share" in December 1997. FAS 128 requires dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS calculation. Basic EPS excludes the effect of common stock equivalents and is computed by dividing income available to common shareholders by the weighted average common shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other instruments to issue common stock were exercised or converted into common stock.

There were 5,698,107 shares included in the computation of basic EPS in 1997 compared to 5,514,886 shares included in the 1996 computation. There were 6,413,368 shares included in the computation of diluted EPS in 1997 compared to 5,827,692 shares included in the diluted computation in 1996. The difference between the number of shares included in the diluted computation as compared to the basic computation represents the effect of common stock equivalents in each year.

The directors of the Corporation voted a 2 for 1 stock split in the form of a stock dividend which was paid on July 22, 1997 to shareholders of record July 1, 1997. The above earnings per share amounts have been adjusted to reflect the effect of such split.

Item 2.
-------


Management's Discussion and Analysis of Financial Condition and Results
-----------------------------------------------------------------------
of Operations
-------------

On April 4, 1997, Transmation, Inc. acquired certain assets and business of the former E.I.L. Instruments, Inc. for $22,000,000 cash and the value of certain defined assumed liabilities. The cash required for the transaction was obtained from funds available under a $32,000,000 Revolving Credit and Term Loan Agreement with banks.

Sales increases during the third quarter and first nine months resulted primarily from the acquisition of E.I.L. Instruments, Inc. Sales in the Company's Altek subsidiary were on plan for the quarter and through December 31, 1997. Sales in the Company's Instrument Division were below plan for the third quarter. The Company has implemented management changes and is in the process of restructuring the Instrument Division's sales and marketing organization to enhance its ability to achieve future operating objectives.

Financial Condition
-------------------

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with banks, its profitability and management of its balance sheet.

The Company's net accounts receivable balance decreased by $1,817,500 in the quarter. Additionally, the Company increased its balance of accounts payable to vendors by $1,067,276, however accrued liabilities decreased by $662,100 in the quarter. The Company was successful improving its cash flows and reducing bank borrowings in the quarter as the result of reductions in accounts receivable and as the result of increases in its trade payables. The Company will continue such practices in the fourth quarter.

Results of Operations
---------------------
Comparison of October 1, 1997 - December 31, 1997
-------------------------------------------------
                            to
              October 1, 1996 - December 31, 1996
              -----------------------------------

Sales increased to $19,775,043 from $12,210,882, an increase of 62% in the quarter ended December 31,1997 compared to December 31, 1996. This increase resulted from the acquisition of E.I.L. Instruments in April of 1997.

Cost of Product Sold in the quarter ended December 31, 1997 totaled 68.2% of sales compared to 60.4% in the same quarter last year. The increased percentage in 1997 is the result of proportionately more sales of lower margin distribution and service business in 1997 than in 1996 and resulted from Transmation's purchase of E.I.L. Instruments on April 4, 1997.

Interest expense totaled $639,406 in the quarter ended December 31, 1997 compared to $163,209 in the quarter ended December 31, 1996. The increase is the result of additional borrowings in 1997 used to purchase E.I.L. Instruments.

Selling and administrative expenses increased by 36% in 1997 compared to 1996. This increase is the result of an increase in the number of sales personnel in 1997 compared to 1996 as the result of the Company's E.I.L. Instruments' acquisition.


Comparison of April 1, 1997 - December 31, 1997
-----------------------------------------------
                            to
              April 1, 1996 - December 31, 1996
              ---------------------------------

Sales increased to $58,500,830 from $34,470,490, an increase of 70% in the nine months ended December 31, 1997 compared to the same period ended December 31, 1996. This increase resulted from the acquisition of E.I.L. Instruments in April 1997.

Cost of Product Sold in the nine months ended December 31, 1997 totaled 68.4% compared to 60.6% in the same period last year. The increased percentage in 1997 is the result of proportionately more sales of lower margin distribution and service business in 1997 than in 1996 and resulted from Transmation's purchase of E.I.L. Instruments in April 1997.

Interest expense totaled $1,931,265 for the nine months ended December 31, 1997 compared to $475,445 for the same period in 1996. The increase is the result of additional borrowings in 1997 used to purchase E.I.L. Instruments.

Selling and administrative expenses increased by 40.9% in 1997 compared to 1996. This increase is the result of an increase in the number of sales personnel in 1997 compared to 1996 as the result of the Company's acquisition of E.I.L. Instruments.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         None


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



                                      TRANSMATION, INC.



Date           February 9, 1998         /s/ Robert G. Klimasewski
     -----------------------------    ---------------------------
                                      Robert G. Klimasewski
                                      President



Date           February 9, 1998         /s/ John A. Misiaszek
     -----------------------------    -----------------------
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

(4) Instruments defining the rights of security holders, including indentures

         (a) Revolving Credit Agreement dated April 4, 1997 among Transmation, Inc. and Manufacturers' and Traders Trust Company and State Street Bank and Trust Company is incorporated herein by reference to Exhibit 4(c) to the Registrant's Form 8-K dated April 18, 1997.


(10)     Material Contracts

         The documents listed under (4) are incorporated herein by reference.

         (a) Second Amendment to Stock Registration and Repurchase Agreement dated December 12, 1997 between the Registrant and William J. Berk is incorporated herein by reference to the Registrant's Registration Statement on Form S-3
                  (Registration No. 333-42345).

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