Form 10-K
period 1998-03-31
TRANSMATION INC
filed 1998-06-26
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the fiscal year ended      March 31, 1998
                              ----------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from________________ to _______________________

                          Commission file number  0-3905
                                                 ---------

                                TRANSMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                      16-0874418
----------------------------------------  --------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

     10 Vantage Point Drive, Rochester, NY                    14624
------------------------------------------------  ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code     716-352-7777
                                                  ------------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                Name of each exchange on which registered
---------------------------------         -----------------------------------------

              None                                          None
---------------------------------         -----------------------------------------

---------------------------------         -----------------------------------------


Securities registered pursuant to Section 12(g) of the Act:


--------------------------------------------------------------------------------
                                (Title of Class)

                          Common Stock $0.50 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----
                                TOTAL PAGES - 68

Indicate by check mark (X) if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (      )

The aggregate market value of the voting stock held by non-affiliates of the registrant is $34,956,479 as of the close of business June 16, 1998. Market value is determined by reference to the final NASDAQ quotation of the price paid for Transmation stock as of that date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on June 5, 1998.

                    Class               Number of Shares Outstanding
                    Common                       5,832,945
                    ------              ----------------------------

Documents incorporated by reference and the part of Form 10-K into which they are incorporated are listed hereunder.

                  Part of Form 10-K     Document Incorporated
                  -----------------     ---------------------

                      Part III Registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held on August 18, 1998

                                     Part I
                                     ------

Item 1.  Business
-----------------

Transmation, Inc., the "Company", an Ohio corporation organized in 1964, is primarily engaged in the sale and distribution, development, manufacture and service of electronic instrumentation which is used principally for measurement, indication and transmission of information. The principal products sold and serviced by Transmation fall within two main categories:

         * Test, measurement and calibration equipment - Instruments used for calibrating, measuring and testing many physical parameters in industry and science. These products are manufactured by Transmation or by other manufacturers and are distributed and serviced by Transmation.

         * Process monitoring instrumentation - A line of instrumentation which measures low level signals, proportional to some parameter such as temperature, and then amplifies the measurement to permit transmission to a receiving device which may be used to alter the process or trigger an alarm. Certain of these products may be used to monitor one or more points of a process by multiplexing information into one or more digital devices. These products are manufactured, distributed and serviced by Transmation.

Products and services sold range in price from $100 for a single calibration service to more than $200,000 for a large multiplexing system.

The principal market for Transmation's products and services is within the process industry and is primarily directed to the petroleum refining and chemical manufacturing industries, and secondarily to the pulp and paper, gas pipeline and primary metals industries. Transmation's sales are accomplished through a catalog distribution division, the Transcat Division ("Transcat"), a manufacturing division, the Instrument Division, a manufacturing subsidiary, Altek Industries Corp. ("Altek"), and four foreign sales subsidiaries.

Sales of test, measurement and calibration equipment and services are principally made through Transcat, which sells through a catalog distributed to existing and prospective customers, and through salespeople in selected locations in the United States and Canada. Transcat sells Transmation-manufactured products and re-sells the products of approximately 200 other manufacturers through an annual catalog, which is currently approximately 550 pages. To date, more than one million catalogs have been distributed through this part of Transmation's sales and marketing effort. In addition to the annual catalog, Transcat makes periodic mailings to existing and prospective customers to spur additional sales as well as to generate names for future catalog or product mailings.

In addition to catalog sales, Transmation engages in direct sales of test, measurement and calibration equipment and services as well as process monitoring instrumentation. The Company employs over 30 direct sales people in Transcat and four sales managers in the Instrument Division and Altek. Two sales people are employed in Australia to manage Far Eastern sales representative or distributor organizations and to direct sell in Australia. The Company also maintains one regional sales manager in Singapore. In addition, the Company has arrangements with over 60 sales representative and distributor organizations, each employing one or more sales engineers, located in other areas of concentrated demand for Transmation's products in the United States, Canada, the Far East, Central and South America, Australia, the Middle East and Eastern and Western Europe. These sales representatives and distributors either promote Transmation's products on a commission basis or purchase them from Transmation at a discount and resell to end users at a gross price.

The Company's Transcat CalXpress operations, which are ISO 9002 registered, provide periodic calibration and repair services for customers owning instrumentation manufactured by others and by Transmation. At March 31, 1998, there were Transcat CalXpress facilities in 14 locations in the United States and Canada.

The Company's two manufacturing operations, both located in Rochester, New York, primarily develop, manufacture and sell electronic and pneumatic instrumentation used to calibrate and test instrumentation used primarily in the process industries. The Instrument Division's facility has ISO 9001 registration.

The Company's value added operations, which customize, modify and repair analog gauges, are located in Dayton, Ohio and Baltimore, Maryland.

Since the beginning of fiscal 1997, Transmation has expanded its business through two acquisitions:

         Altek Acquisition. In April 1996, the Company acquired all of the stock of Altek, a manufacturer of electronic calibration equipment, for cash and notes aggregating $4.8 million, and 300,000 shares of Common Stock. As a result of this acquisition, the Company's sales have increased by more than $5 million annually.

         EIL Acquisition. In April 1997, the Company acquired substantially all of the assets of the Sales and Service Divisions of E.I.L. Instruments, Inc. a distributor and servicer of electronic test, measurement and calibration instrumentation, for $22 million in cash and the value of certain assumed liabilities. As a result of this acquisition, the Company has added a significant base of potential new customers, a value added meter modification business and several new product lines, and has significantly increased its overall capabilities to provide repair, calibration and certification services.

         Transmation's future performance will depend substantially on its ability to integrate and manage its acquired businesses and operations, to respond to competitive developments, to further develop markets for its products and services, and to anticipate future customer needs and to provide solutions for customers in a timely, cost-effective manner.

         The Company's principal executive offices are located at 10 Vantage Point Drive, Rochester, New York 14624. Its telephone number is (716) 352-7777.

         The following information is set forth as it is deemed material to an understanding of the business of the registrant:

         COMPETITION. The market to which the Company sells the products it manufactures is highly competitive, and the Company expects that competition will increase in the future. Failure to keep pace with rapid technological advances, which characterize the industry, could adversely affect the Company's competitive position with respect to the products it manufactures and the way it distributes its products. In its manufacturing operations, the Company competes on the basis of price, performance, inventory availability, quality, reliability and customer service and support. To maintain its competitive position with respect to manufactured product, the Company must continue to develop new products, periodically enhance its existing products, reduce its cost of manufacturing such products, maintain the quality of its products and compete effectively in the areas described above. Although the Company believes that its products are competitive in each of the above-described areas, there can be no assurance that existing or future competitors, some of which have greater financial resources than the Company, will not introduce comparable or superior products incorporating more advanced technology at lower prices. The Company's competitors are numerous, ranging from large corporations to many relatively small and highly specialized firms. Although no single company competes in all of the Company's product markets, some of the major competitors which compete in the Company's individual product markets include Fluke Corporation, Beta (a division of Hathaway Corporation) and certain divisions of Ametek Corporation. Some of these competitors have more extensive sales, distribution, engineering, manufacturing and/or marketing capabilities and substantially greater financial, technological and personnel resources than does the Company.

         The markets to which the Company, through Transcat, sells products and related services is also highly competitive. Competition for sales in distribution and service is quite fragmented and ranges from large, well financed national distributors to small local distribution organizations and service providers, as well as the manufacturers of the products themselves. Transcat competes on the basis of price, inventory availability, service quality and customer service and support. To maintain its competitive position with respect to such products and services, the Company must continually demonstrate to customers its commitment to achieving the highest level of performance possible for a distributor and compete effectively in the areas described above.


         Significant Customers
         ---------------------

         There were no sales to any customer or controlled group which amounted to 10 percent or more of the Company's consolidated net sales during the years 1998-1996, nor is the Company dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

         Backlog
         -------

         At the close of the fiscal year ended March 31, 1998, Transmation had a firm order backlog of approximately $2,485,000 as compared to $1,460,000 in 1997 and $1,347,000 in 1996.

         It is anticipated that 100 percent of Transmation's backlog existing on March 31, 1998 will be filled by shipments in fiscal year 1999. Transmation's cycle of sales to delivery at the present time is 1 day to 12 weeks on all product categories except for process monitoring systems, where the cycle is 10-40 weeks. However, backlog has generally not been a significant factor in Transmation's business.

         Seasonality
         -----------

         Transmation does not believe that its line of business has any significant seasonal factor.

         Raw Materials
         -------------

         Finished products required for the Transcat division's catalog sales are generally available from only one source per product (the manufacturer) although on occasion substitutions of product are possible. Additionally, while the raw materials and components essential to Transmation's manufacturing business are available from a number of sources of supply, a portion of the Company's manufacturing operations is dependent on the ability to deliver completed products, sub-assemblies or components in time to meet critical distribution and manufacturing schedules. In certain instances, important parts and components are available through fewer suppliers than Transmation deems suitable. If such suppliers should fail in deliveries, delays in Transmation's production could result which in turn could have a material adverse effect on the Company's business, prospects, results of operations and financial condition. Periodically, Transmation has experienced delays in obtaining certain parts and components or finished products. Such delays are primarily attributable to demand for parts or products and long lead times. In order to minimize such delays, Transmation has placed scheduled blanket purchase orders, has sought out alternate sources of supply, has provided vendors with greater lead time in filling such orders and has placed certain finished product in its inventory.

Transmation believes that such delays have not had a material adverse effect on its business to date, although it cannot predict what effect such delays may have in the future.

         Patents
         -------

         The Company's success and ability to compete depends in part upon protecting its proprietary rights in its products, its name and its trade names. There can be no assurance that the measures taken by the Company will be adequate to deter misappropriation of its products, its name and its trade names or independent third-party development of its products, or that its intellectual property rights can be successfully enforced or defended if challenged. Given the continuing development of technology, there can be no assurance that certain aspects of the Company's products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained on terms that would not have a material adverse effect on the Company, if at all.

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

         Research and Development
         ------------------------

         During the fiscal year ended March 31, 1998, Transmation expended approximately $1,660,110 in research and development as compared with an approximate expenditure of $1,560,974 in 1997 and $1,099,508 in 1996. The research and development costs in fiscal 1998 reflected the Company's efforts in all of its product lines in its Instrument Division and Altek subsidiary.

         Research and Development is Company sponsored. Approximately 26 of its employees and several consultants are engaged in product development. All such employees hold technical degrees.

         Many of the instruments which the Company designs and manufactures are used in the petroleum refining and chemical manufacturing industries. The tolerance for error in the design, manufacture or use of these products may be small or non-existent. If an instrument designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, improper use of the product or other reasons, the instrument may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of the recall to the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and diminution of the Company's reputation, each of which could have a material adverse effect on the Company's business, prospects, results of operations and financial condition. In addition, the manufacture and sale of the instruments manufactured by the Company also involves the risk of product liability claims. The Company evaluates its insurance coverage from time to time in view of developments in its business and products currently under development. Product liability insurance is expensive and, in the future, may not be available on acceptable terms, in sufficient amounts, or at all. A successful claim brought against the Company in excess of its insurance coverage or any material claim for which insurance coverage is denied or limited could have a material adverse effects on the Company's business, prospects, results of operations and financial condition.

         Employees
         ---------

         Transmation employed 407 persons (including 3 part-time employees) as of March 31, 1998 in all aspects of its business. At March 31, 1997, Transmation employed 250 persons of which 2 were part-time. The EIL acquisition on April 4, 1997 increased Transmation's number of employees to 496. At March 31, 1996, the Company employed 211 persons of which 3 were part-time. None of Transmation's employees is subject to collective bargaining agreements.

         Since April 1996, the Company has acquired one manufacturing business and one business engaged in the distribution and service of products. This has resulted in a 150% increase in the Company's work force, the addition of one manufacturing facility, the addition of three value added operations and the addition of ten service facilities. The Company is in the process of integrating the acquired operations and efforts are underway to assimilate into Transmation the products and services formerly sold independently by the acquired businesses, their operations, corporate cultures, product lines, personnel, management information systems, financial control systems, facilities infrastructure and customer relationships. There can be no assurance that the Company will be successful in these efforts. If the Company is unable to integrate and manage all of the elements of these acquisitions effectively and efficiently, it could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

In addition, if the Company continues to experience rapid growth, a significant strain may be placed on its financial, management and other resources. The Company's ability to manage growth effectively will require it to continue to improve its operational and financial control systems, infrastructure and management information systems, and to attract, train, motivate, manage and retain key employees. There can be no assurance that the Company will be successful in doing so. Failure to manage its growth effectively could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

         Environmental Matters
         ---------------------

         Registrant does not believe that compliance with Federal, State or local provisions relating to the protection of the environment have any material effect on its capital expenditures, earnings or competitive position.

         Information as to classes of similar products:
         ----------------------------------------------
                                                                             Percent of Net Sales
                                                                             --------------------
                                                                           1998      1997        1996
                                                                           ----      ----        ----
         Test, Measurement & Calibration Equipment
         and Service                                                       97.9      94.2      93.3

         Process Monitoring Instrumentation
         and Service                                                        2.1       5.8       6.7

         The change in sales mix from 1997 to 1998 and from 1996 to 1997 is primarily the result of increased sales of resale product and service of test, measurement and calibration equipment to the U.S. marketplace resulting from increases in the number of company employed sales personnel in the Company's Transcat division and from significant catalog mailings to customers and prospective customers during fiscal 1998-1996 in the Company's Transcat division. Additionally, all sales resulting from the Company's Altek Industries Corp. subsidiary, acquired on April 3, 1996, were of calibration products and sales which resulted from the Company's acquisition of the sales and service division of EIL Instruments in April 1997 were of service and calibration products.

         Information Regarding Export Sales
         ----------------------------------

         Approximately 19.1 percent of Transmation's sales in 1998 resulted from sales in foreign countries. This compares with 27.8 percent of sales in 1997 and
20.7 percent of sales in 1996. In 1998, the percentage of foreign sales decreased as compared to 1997 as the result of the Company's acquisition of the assets of EIL Instruments. The EIL business acquired was and is primarily conducted in the U.S. The increase in 1997 compared to 1996 is primarily the result of increased sales in the international marketplace of products distributed through the Company's Transcat division. Sales in foreign countries generate relatively the same profit margins as domestic sales. Management believes that the relative lower value of the dollar compared to foreign currencies that existed for several years through 1997 had a positive effect on international sales. During fiscal 1998, many Asian currencies weakened significantly compared to the U.S. dollar. The Company believes the stronger U.S. dollar contributed to reduced sales in 1998; below levels which would otherwise have been anticipated from Asian markets. Those markets are areas of significant market potential for the Company. Management believes that continued weakness in Asian currencies will continue to have a negative influence on our future sales to Asia although it is impossible to predict the magnitude of such impact. In addition, Transmation's revenues are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

         The information contained in Notes 2 and 3 to the Financial Statements of this report is incorporated herein by reference.

Item 2.        Properties
-------------------------

Transmation's manufacturing operation is housed in owned facilities located at 977 Mt. Read Boulevard, Rochester, New York comprising 26,800 square feet of plant, storage and office space.

In addition, Transmation has leased an additional 19,000 square feet of space in Rochester. This space is being used for certain executive, administrative, sales, service and manufacturing purposes. The lease for this space will expire in October, 2002.

Transmation also leases an additional 9,500 square feet which houses the operations of its Altek subsidiary. This lease will expire in fiscal 2000.

Various sales office and CalXpress space is leased by the Company and its subsidiary, Transmation (Canada), Inc., and is considered adequate to meet both present and future needs in those locations. (See Note 7 to the Financial Statements.)

Generally, Transmation's present facilities are being fully utilized and are considered suitable for its current needs and there is no present requirement for significant additional space. Any expansion or change in business facilities as the result of a consolidation of manufacturing operations will be made in the future if necessary.

Item 3.        Legal Proceedings
--------------------------------
         Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders
------------------------------------------------------------------

         Not applicable.

                                     Part II
                                     -------

Item 5.         Market for Registrant's Common Equity and Related Stockholder
-----------------------------------------------------------------------------
                Matters
                -------

The Company's Common Stock is traded in the NASDAQ National Market System. A record of actual transactions in Transmation's stock is reflected in the table below:

                             First      Second     Third      Fourth
                            Quarter    Quarter    Quarter     Quarter
                            -------    -------    -------     -------
         1997       High      $5.31     $4.635     $5.375      $8.00
                    Low        2.75      3.310      3.750       4.56

         1998       High      $9.75     $9.875      $9.75      $9.00
                    Low        6.00      6.875       6.75       7.00



At June 5, 1998 there were approximately_969 shareholders. The Company has paid no cash dividends since its inception, and under terms of a revolving credit agreement with a bank may not pay such dividends without prior bank approval.

Item 6.
-------

                                TRANSMATION, INC.
                             SELECTED FINANCIAL DATA


                                              Y E A R    E N D E D      M A R C H      31,
                                 ----------------------------------------------------------------------


                                            1998                   1997                    1996
                                     -------------------    --------------------    -------------------

Net Sales                                   $78,483,565             $47,311,224            $38,449,758
                                     -------------------    --------------------    -------------------
Operating Income                             $4,187,289              $3,435,961             $2,165,037
                                     -------------------    --------------------    -------------------
Net Income                                     $997,971              $2,059,736             $1,234,723
                                     -------------------    --------------------    -------------------

Income Per Share
     Basic                                         $.17                    $.37                   $.26
                                                   -----                   -----                  -----
Income  Per Share
     Diluted                                       $.16                    $.35                   $.24
                                     -------------------    --------------------    -------------------

Total Assets                                $51,875,214             $25,858,358            $15,701,727
                                     -------------------    --------------------    -------------------

Long-Term Debt                              $21,752,922              $6,000,000             $2,050,800
                                     -------------------    --------------------    -------------------


                                            1995                   1994
                                     -------------------    --------------------

Net Sales                                   $37,293,872             $33,984,430
                                     -------------------    --------------------
Operating Income (Loss)                        $915,481               ($523,129)
                                     -------------------    --------------------
Net Income (Loss)                              $381,785               ($586,234)
                                     -------------------    --------------------

Income(Loss) Per Share
     Basic                                         $.08                   ($.12)
                                                   -----                  ------
Income (Loss) Per Share
     Diluted                                       $.08                   ($.12)
                                     -------------------    --------------------

Total Assets                                $16,293,407             $17,525,838
                                     -------------------    --------------------

Long-Term Debt                               $4,064,426              $5,100,000
                                     -------------------    --------------------


The Company has paid no cash dividends since its inception.

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------------
               RESULTS OF OPERATIONS
               ---------------------

Results of Operations
---------------------

Increases (Decreases) in Consolidated Operating Results Compared To Prior Year

                                                               $000
                                         -------------------------------------------------
                                                    1998                     1997
                                         -------------------------------------------------
                                         Change from                Change from
                                          Prior Year         %       Prior Year          %
                                          ----------        --       ----------         --

         Net Sales                       $ 31,172            66      $  8,861           23
         Costs and Expenses:
           Cost of Product Sold            24,707            86         4,375           18
           Selling & Admin. Expenses        5,614            41         2,754           25
           Research & Develop. Costs           99             6           461           42
           Interest Expense                 1,914           301           300           90
                                         -------------------------------------------------
         Income from Operations            (1,162)          (41)          971           53
         Other Income                        (479)                        479           --
                                         -------------------------------------------------
         Income Before Income Taxes        (1,641)          (50)        1,450           79
         Provision for Income Taxes          (580)          (47)          625          104
                                         -------------------------------------------------
         Net Income                      ($ 1,061)          (52)     $    825           67
                                         -------------------------------------------------
         Earnings Per Share -Diluted     ($   .19)          (54)     $    .11           46
                                         -------------------------------------------------


Net Sales
---------

The 66% sales increase in 1998 was attributable to the Company's acquisition of the assets of the Sales and Service divisions of E.I.L. Instruments Inc. in April 1997.

The sales increase in 1997 of 23% is attributable to the Company's acquisition of Altek Industries Corp. in April 1996 and to increased sales of products and services by the Company's Transcat division in fiscal 1997. The effect of having added salesmen in areas of significant market concentration in Transcat during fiscal 1996, together with improved customer mail list techniques, resulted in improved market penetration and increased sales in 1997 compared to 1996.

Cost of Product Sold
--------------------

Cost of product sold increased by 86% in 1998 compared to 1997. This increase resulted from proportionately greater sales through the Company's Transcat division in 1998 compared to 1997. Gross margins on distribution and service sales achieved through the Company's Transcat division are lower than in the Company's manufacturing division.

Costs of product sold increased by 18% but as a percentage of sales decreased by 2.7% in 1997 compared to 1996. The improvement in 1997 is the result of the addition of high margin Altek products to Transmation's sales and of improvements in gross margins of both resale and service billings in the Company's Transcat division.


Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses in 1998 increased by 41% compared to 1997 but as a percentage of sales fell to 24.4% from 28.7%. The increased spending was the result of increases in sales and marketing related costs which were added as the result of the Company's April 1997 acquisition of the Sales and Service divisions of E.I.L. Instruments Inc. Additionally, goodwill amortization resulting from acquisitions totaled $1,007,000 in 1998 compared to

$313,600 in 1997. Overall, economies of scale resulted in lower total sales and administrative expenses as a percentage of sales in 1998 compared to 1997.

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

Research and Development
------------------------

Research and development costs increased by 6% in 1998 compared to 1997. Spending in this area is considered appropriate to enable the Company to maintain its strong competitive position in the marketplace.

Research and development costs increased by 42% in 1997 compared to 1996. This increase is the result of the acquisition of Altek Industries Corp. by the Company in April 1996.

Interest Expense
----------------

Interest expense increased by 301% in 1998 compared to 1997. This increase is the result of financing the Company's acquisition of the assets of the Sales and Service divisions of E.I.L. Instruments in April 1997.

Interest expense increased by 90% in 1997 compared to 1996. This increase is the result of financing the Company's acquisition of Altek Industries Corp. in April 1996.

Other Income
------------

Other income in 1997 is comprised primarily of the sale of land. The Company sold a parcel of land it owned in a Rochester suburb which did not have a part in the Company's future plans, resulting in a one-time net gain of $479,000.

Income Taxes
------------

The Company's effective tax rate was 39.2% of pretax profits in 1998 compared to 37.2% of profits in 1997. The higher tax rate in 1998 compared to 1997 is primarily the result of the necessity to file returns in additional states as the result of the Company's acquisition of the assets of the Sales and Service divisions of E.I.L. Instruments in April 1997.

The Company's effective tax rate was 37.2% of pretax profits in 1997 compared to 32.6% of pretax profits in 1996. In 1997 and 1996 the Company used tax benefits from foreign subsidiaries which will become available against future tax liabilities in the determination of its income tax expense.

Impact of Inflation
-------------------

The effects of inflation have not been significant to Transmation during 1998-1996 because inflation rates have been relatively low.

Year 2000 Issue
---------------

The Company has reviewed all of its current computer applications with respect to the Year 2000 issue. The Company believes all of its relevant applications are Year 2000 compliant and that no material costs with respect to Year 2000 compliance will be incurred by the Company. The Company is unable to determine the effects of the Year 2000 compliance issue, if any, by its suppliers and customers.

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

Cash Flows
----------

                                                            $000's
                                           ---------------------------------------
                                             1998           1997          1996
                                             ----           ----          ----

         Cash Provided (used) by:
                  Operating Activities       $2,852        $1,561        $2,249
                  Investing Activities     ($24,084)      ($5,088)        ($966)
                  Financing Activities      $21,117        $4,118       ($1,703)

Operating Activities
--------------------

Net cash from operations totaled $2,852,000 in 1998, an increase of $1,291,000 from 1997. Although net income decreased by $1,062,000 in 1998 compared to 1997, depreciation and amortization increased by $1,701,000, trade accounts receivable were reduced by $701,000 from amounts outstanding one year ago (after giving consideration to receivables purchased in the EIL asset acquisition). Inventories increased by $643,000 in 1998 and trade accounts payable increased by $295,000 as an offset to the inventory increase. Other liabilities, principally interest which resulted from additional borrowings in 1998 compared to 1997 as the result of the EIL acquisition, increased by $793,000 in 1998 vs 1997. Income taxes payable were $454,000 lower in 1998 compared to 1997 due to Transmation's lower profitability in 1998 vs 1997.

Net cash from operations totaled $1,561,000 in 1997 which was down by approximately $688,000 from cash generated from operations in 1996. Net Income in 1997 increased by $825,000 compared to 1996 and depreciation and amortization increased by $521,000 in 1997 versus 1996. The effect of these cash generators was offset in 1997 by an increase in accounts receivable of $776,000 and in inventories of $457,000 which were the result of increased business through the Company's Transcat division and of its purchase in April 1996 of the stock of Altek Industries Corp.

Investing Activities
--------------------

Cash used in investing activities totaled $24,084,000 in 1998 compared to $5,088,000 in 1997. The Company invested $22,000,000 in its purchase of the sales and service divisions of EIL Instruments in April 1997 and $6,637,500 in its purchase of Altek Industries Corp in April 1996. Capital assets acquired totaled $2,084,000 in 1998 compared to $815,000 in 1997.

Financing Activities
--------------------

Financing activities generated $16,999,000 more cash in 1998 than in 1997. $21,109,000 of additional bank debt was added in 1998 to finance the Company's operations, acquire the assets of the former sales and service divisions of EIL Instruments and to repay $600,000 of debt related to the Company's April 1996 acquisition of Altek Industries Corp. During 1998, employees and directors exercised options and warrants which provided $261,000 more cash to the Company as the result of such transactions in 1998 compared to 1997.

During 1997, financing activities generated $5,821,000 more cash than in 1996. In addition, $1,838,000 worth of Company stock was issued as partial payment for the stock of Altek Industries Corp., an additional $36,000 of stock was sold to employees and directors under various stock option and warrant plans in 1997 versus 1996, and $5,184,000 of additional bank and other debt was added in 1997 compared to 1996 to finance the Company's operations and to acquire the stock of Altek Industries Corp.


Forward-Looking Statements
--------------------------

This Report may contain forward-looking statements based on current expectations, estimates and projections about Transmation's industry, management's beliefs and assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Transmation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7a.       Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------------

         Not applicable.

Item 8.        Financial Statements and Supplementary Data
----------------------------------------------------------



                                TRANSMATION, INC.

                          INDEX TO FINANCIAL STATEMENTS




Document                                                             Page
--------                                                             ----

Report of Independent Accountants                                     16

Consolidated Balance Sheet - March 31, 1998, 1997                     17

Consolidated Statement of Income - March 31, 1998, 1997, 1996         18

Consolidated Statement of Cash Flows - March 31, 1998, 1997, 1996     19

Consolidated Statement of Stockholders' Equity -

         March 31, 1998, 1997, 1996                                   20

Notes to Consolidated Financial Statements                          21 - 32

Schedule VIII - Valuation and Qualifying Accounts -

         March 31, 1998, 1997, 1996                                   33






All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS







To the Stockholders of
Transmation, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transmation, Inc. and its subsidiaries at March 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Rochester, New York
May 15, 1998

                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                     March 31,          March 31,
ASSETS:                                                                                 1998              1997
                                                                                   ------------      ------------
Current Assets:
      Cash                                                                             $652,664          $758,215
      Accounts Receivable, less allowance
        for doubtful accounts of $592,000 in 1998
        and $404,000 in 1997                                                         12,540,347         6,773,669
      Inventories                                                                    10,675,829         7,790,166
      Prepaid Expenses and Deferred Charges                                           1,344,799           956,235
      Deferred Tax Assets                                                               540,172           394,402
                                                                                   ------------      ------------
      Current Assets                                                                 25,753,811        16,672,687
Properties, at cost, less accumulated
      Depreciation                                                                    6,405,053         2,355,757
Goodwill, less accum. Amortization of $1,320,500 in
  1998 and $313,600 in 1997                                                          19,199,947         5,947,558
Deferred Charges                                                                        204,308           118,214
Deferred Income Taxes                                                                    58,582           226,352
Other Assets                                                                            253,513           537,790
                                                                                   ------------      ------------
                                                                                    $51,875,214       $25,858,358
                                                                                   ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                                                  $2,500,000          $600,000
      Current Portion, Long-Term Debt                                                 2,856,000
      Accounts Payable                                                                7,861,779         3,596,365
      Accrued Payrolls, Commissions & Other                                           2,174,389         2,008,698
      Income Taxes Payable                                                              234,984           689,461
                                                                                   ------------      ------------
      Current Liabilities                                                            15,627,152         6,894,524
Long-Term Debt                                                                       21,752,922         6,000,000
Deferred Compensation                                                                   509,981           594,026
                                                                                   ------------      ------------
                                                                                     37,890,055        13,488,550
                                                                                   ------------      ------------

Commitments and Contingent Liabilities

Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 15,000,000 shares - issued and outstanding -
        5,830,942 in 1998 (including 2,853,692 shares
        issued on 7/22/97) and 2,826,412 in 1997                                      2,915,471         1,413,206
      Capital in Excess of Par Value                                                  2,227,117         3,121,746
      Accumulated Translation Adjustment                                               (120,788)         (130,532)
      Retained Earnings                                                               8,963,359         7,965,388
                                                                                   ------------      ------------
                                                                                     13,985,159        12,369,808
                                                                                   ------------      ------------
                                                                                    $51,875,214       $25,858,358
                                                                                   ============      ============

                 See notes to consolidated financial statements

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                          Year Ending March 31,
                                                 1998               1997               1996
                                            --------------     --------------     --------------

Net Sales                                      $78,483,565        $47,311,224        $38,449,758
                                            --------------     --------------     --------------

Costs and Expenses:
      Cost of Product Sold                      53,441,287         28,733,887         24,358,437

      Selling & Administrative Expenses         19,194,879         13,580,402         10,826,776

      Research & Development Costs               1,660,110          1,560,974          1,099,508

      Interest Expense                           2,547,218            633,638            333,414
                                            --------------     --------------     --------------

                                                76,843,494         44,508,901         36,618,135
                                            --------------     --------------     --------------

                                                 1,640,071          2,802,323          1,831,623

Other Income                                       479,013
                                            --------------     --------------     --------------

Income Before Income Taxes                       1,640,071          3,281,336          1,831,623

Provision for Income Taxes                         642,100          1,221,600            596,900
                                            --------------     --------------     --------------

Net Income                                        $997,971         $2,059,736         $1,234,723
                                            ==============     ==============     ==============

Earnings Per Share - Basic                           $0.17              $0.37              $0.26
                                            ==============     ==============     ==============

Earnings Per Share - Diluted                         $0.16              $0.35              $0.24
                                            ==============     ==============     ==============


                 See notes to consolidated financial statements

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              March 31,           March 31,            March 31,
                                                                1998                1997                1996
                                                           --------------      --------------      --------------
Cash Flows from Operating Activities
      Net Income                                                  997,971          $2,059,736          $1,234,723

      Adjustments to reconcile net income to
      net cash provided from operating
      activities:
           Depreciation and Amortization                        2,711,779           1,010,656             489,462
           (Increase) Decrease in CSV of
               Life Insurance Policies                             (2,196)             21,728             (14,377)
           Provision for Losses on Accounts Receivable             37,191             (32,000)            (37,000)
           Deferred Income Taxes                                   22,000            (205,094)            (77,708)
           Gain on Sale of Land, Net                                                 (479,013)
      Changes in Assets and Liabilities
           Accounts Receivable                                    700,688            (776,027)            240,248
           Inventories                                           (642,593)           (457,470)            255,909
           Prepaid Expenses & Deferred Charges                   (219,878)             23,475             297,072
           Other Assets                                           284,277            (286,473)
           Accounts Payable                                       295,054             122,865            (606,054)
           Other Liabilities                                     (793,304)            358,216             157,507
           Income Taxes Payable                                  (454,477)            288,895             407,956
           Deferred Compensation                                  (84,045)            (88,567)            (98,287)
                                                           --------------      --------------      --------------
Net Cash Provided by Operating Activities                       2,852,467           1,560,927           2,249,451
                                                           --------------      --------------      --------------

Cash Flows from Investing Activities:
      Purchase of EIL Instruments                             (22,000,000)
      Proceeds from Sale of Land, Net                                                 527,749
      Purchase of Altek Industries Corp.                                           (4,800,000)
      Purchase of Properties                                   (2,084,320)           (815,349)           (965,643)
                                                           --------------      --------------      --------------
Net Cash used in Investing Activities                         (24,084,320)         (5,087,600)           (965,643)
                                                           --------------      --------------      --------------

Cash Flows from Financing Activities:
      Increase in Notes Payable                                 1,900,000             600,000
      Current Portion of Long-Term Debt                         2,856,000
      Issuance of Common Stock                                    607,636             346,896             310,407
      Borrowings (Repayments) of Long Term Debt                15,752,922           3,170,659          (2,013,626)
                                                           --------------      --------------      --------------
Net Cash Provided by(used by) Financing Activities             21,116,558           4,117,555          (1,703,219)
                                                           --------------      --------------      --------------
Effect of Exchange Rates on Cash                                    9,744             (36,713)             15,694
                                                           --------------      --------------      --------------
Net (Decrease)Increase in Cash                                   (105,551)            554,169            (403,717)
Cash at Beginning of Period                                       758,215             204,046             607,763
                                                           --------------      --------------      --------------
Cash at End of Period                                            $652,664            $758,215            $204,046
                                                           ==============      ==============      ==============

Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                       $2,517,840            $555,069            $367,739
           Taxes Paid                                          $1,052,268          $1,043,883            $124,750

                 See notes to consolidated financial statements

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                     Number of
                                   Shares of $.50
                                     Par Value          Common Stock         Capital                           Accumulated
                                     Common Stock       Issued and         in Excess of         Retained       Translation
                                    Outstanding        Outstanding          Par Value           Earnings       Adjustment
                                  -----------------  -----------------   -----------------  -----------------  ----------------

Balance, March 31, 1995                  2,380,640         $1,190,320            $849,829         $4,670,929        ($109,513)

Issuance of Stock                           71,306             35,653             274,754

Currency Translation Activity                                                                                           15,694

Net Income                                                                                         1,234,723
                                  -----------------  -----------------   -----------------  -----------------  ----------------

Balance, March 31, 1996                  2,451,946          1,225,973           1,124,583          5,905,652          (93,819)

Issuance of Stock                          374,466            187,233           1,997,163

Currency Translation Activity                                                                                         (36,713)

Net Income                                                                                         2,059,736
                                  -----------------  -----------------   -----------------  -----------------  ----------------

Balance, March 31, 1997                  2,826,412          1,413,206           3,121,746          7,965,388         (130,532)

Two for One Stock Split
   on 7/22/97                            2,853,692          1,426,846         (1,426,846)

Issuance of Stock                          150,838             75,419             532,217

Currency Translation Activity                                                                                            9,744

Net Income                                                                                           997,971
                                  -----------------  -----------------   -----------------  -----------------  ----------------

Balance, March 31, 1998                  5,830,942         $2,915,471          $2,227,117         $8,963,359        ($120,788)
                                  =================  =================   =================  =================  ================


                 See Notes to Consolidated Financial Statements

                                TRANSMATION, INC.
                                -----------------

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - MARCH 31, 1998, 1997, AND 1996
   ---------------------------------------------------------------------------



Note 1 - Summary of Significant Accounting Policies
---------------------------------------------------

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Principles of Consolidation

The financial statements include the accounts of wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Foreign Operations

The accounts of Transmation's foreign subsidiaries are maintained in the local currency of the countries in which they operate and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards No.
52. Accordingly, accounts representing assets and liabilities, except for long-term intercompany and equity accounts, have been translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of subsidiaries' balance sheets into U.S. dollars are recorded directly to the accumulated translation adjustment component of stockholders' equity. Currency gains and losses on business transactions are included in net income. In 1998, transaction losses totaled $59,303, in 1997 and 1996, transaction gains totaled $1,336 and $20,652 respectively.

Inventories

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

Deferred Catalog Costs

Costs relating to mail order catalogs are amortized over a two-year period beginning in the month of distribution. Such amortization periods approximate the estimated productive life of a catalog. Prepaid expenses and deferred charges at March 31, 1998, 1997, and 1996 consist principally of the unamortized balance of costs associated with the catalogs. Catalog costs expensed in 1998, 1997, and 1996 were $1,059,418, $1,040,716, and $1,240,752 respectively.

Fiscal Year

The Company operates within a conventional 52 week accounting fiscal year ending on March 31 of each year.

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment.

Goodwill

Goodwill represents the excess of acquisition cost over fair value of assets acquired at the time subsidiaries were purchased. The excess acquisition cost is being amortized over 20 years on a straight-line basis. The Company evaluates the carrying value of the excess acquisition costs of its subsidiaries whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of excess acquisition costs is considered impaired when the projected undiscounted future cash flows from the related business unit is less than its carrying value. The Company measures impairment based on the amount by which carrying value exceeds fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Stock Options

The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock option and warrant activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

Commitments and Contingent Liabilities

Management is unaware of any litigation which is likely to result in any material adverse impact on the Company.

Note 2 - Business Segments
--------------------------

The Company and its subsidiaries sell in one basic industry, instrumentation products for the process industry. Sales are made by the Company and its subsidiaries to end users and engineering contractors in the United States and other countries. The Company's domestic operations include manufacturing, sales and service; the Company's foreign operations are limited to sales and service. A summary of 1998, 1997, and 1996 operating data relating to the Company and its subsidiaries is as follows:

                                                                           ADJUSTMENTS
                                                                               AND             CONSOLI-
       1998           UNITED STATES        CANADA            OTHER         ELIMINATIONS         DATED
-------------------   ---------------  ---------------   ---------------  ---------------   ---------------
REVENUE FROM
UNAFFILIATED
CUSTOMERS                $73,317,493       $5,166,072                                          $78,483,565

INTERCOMPANY
SALES AND
CREDITS                      624,791                         $1,489,598     ($2,114,389)
                      ---------------  ---------------   ---------------  ---------------   ---------------

TOTAL REVENUE            $73,942,284       $5,166,072        $1,489,598     ($2,114,389)       $78,483,565
                      ===============  ===============   ===============  ===============   ===============

NET INCOME                  $277,773         $222,172          $548,075        ($50,248)          $997,971
                      ===============  ===============   ===============  ===============   ===============

IDENTIFIABLE
ASSETS                   $49,240,409       $1,451,495        $1,388,336       ($205,026)       $51,875,214
                      ===============  ===============   ===============  ===============   ===============


                                                                           ADJUSTMENTS
                                                                               AND             CONSOLI-
       1997           UNITED STATES        CANADA            OTHER         ELIMINATIONS         DATED
-------------------   ---------------  ---------------   ---------------  ---------------   ---------------
REVENUE FROM
UNAFFILIATED
CUSTOMERS                $42,518,794       $4,792,430                                          $47,311,224

INTERCOMPANY
SALES AND
CREDITS                      622,954                         $1,445,577     ($2,068,531)
                      ---------------  ---------------   ---------------  ---------------   ---------------

TOTAL REVENUE            $43,141,748       $4,792,430        $1,445,577     ($2,068,531)       $47,311,224
                      ===============  ===============   ===============  ===============   ===============

NET INCOME                $1,473,236         $265,790          $323,526         ($2,816)        $2,059,736
                      ===============  ===============   ===============  ===============   ===============

IDENTIFIABLE
ASSETS                   $24,341,603       $1,338,863          $875,650       ($697,758)       $25,858,358
                      ===============  ===============   ===============  ===============   ===============


                                                                           ADJUSTMENTS
                                                                               AND             CONSOLI-
       1996           UNITED STATES        CANADA            OTHER         ELIMINATIONS         DATED
-------------------   ---------------  ---------------   ---------------  ---------------   ---------------
REVENUE FROM
UNAFFILIATED
CUSTOMERS                $32,071,157       $3,839,411        $2,539,190                        $38,449,758

INTERCOMPANY
SALES AND
CREDITS                    1,208,369                            544,321     ($1,752,690)
                      ---------------  ---------------   ---------------  ---------------   ---------------

TOTAL REVENUE            $33,279,526       $3,839,411        $3,083,511     ($1,752,690)       $38,449,758
                      ===============  ===============   ===============  ===============   ===============

NET INCOME                $1,063,362         $318,813        ($168,104)          $20,652        $1,234,723
                      ===============  ===============   ===============  ===============   ===============

IDENTIFIABLE
ASSETS                   $14,483,246         $939,003          $848,474       ($568,996)       $15,701,727
                      ===============  ===============   ===============  ===============   ===============

Sales and transfers among the United States, Canada and Other are made on a formula basis intended to reflect market value. Net income is revenue less costs and operating expenses.

Total consolidated sales to additional separate foreign geographic areas except Canada, as defined by the Company, did not aggregate more than 10 percent of total consolidated sales during the years 1998-1996. Sales in foreign countries, including Canada, represented 19.1 percent of sales in 1998, 27.8 percent of sales in 1997, and 20.7 percent of sales in 1996.

Note 3 - Foreign Net Assets
---------------------------

The consolidated balance sheet includes net assets of Transmation's foreign subsidiaries of $1,262,323 in 1998, and $983,401 in 1997.

Note 4 - Inventories
--------------------

The major classifications of inventory are as follows:

                                                March 31,
                                    ------------------------------
                                         1998             1997
                                         ----             ----
         Raw Materials and
           Purchased Parts            $4,221,730        $2,088,533
         Work in Process                 629,545           519,280
         Finished Products             6,529,564         5,710,854
                                    ------------      ------------
                                      11,380,839         8,318,667
         Less Inventory Reserve         (705,010)         (528,501)
                                    ------------      ------------
                                     $10,675,829        $7,790,166
                                    ============      ============

Note 5 - Properties
-------------------

The major classifications of properties are as follows:


                                                March 31,
                                    ------------------------------
                                         1998             1997
                                         ----             ----
         Land and Improvements          $118,445        $118,445
         Buildings                       321,267         317,411
         Machinery, Equipment &
           Software                    9,209,697       4,799,721
         Tools, Dies and Molds           649,249         449,325
         Furniture & Fixtures          1,532,980         828,241
         Vehicles                         81,951         135,174
         Leasehold Improvements          153,553         110,193
                                     -----------     -----------
                                      12,067,142       6,758,510
         Less - Accumulated
           Depreciation & Amort        5,662,089       4,402,753
                                     -----------     -----------
                                      $6,405,053      $2,355,757
                                     ===========     ===========

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

At March 31, 1998, the Company has a $31,286,000 Revolving Credit and Term Loan agreement with banks. At March 31, 1998, $14,286,000 is borrowed under the term loan. The term loan, dated April 4, 1997, extends through January 1, 2003, and requires 21 consecutive quarterly installment payments which commenced January 1, 1998. Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On March 31, 1998, interest to be paid under the Term Loan was at 2.50% above LIBOR or 1.00% above the bank's prime lending rate. At March 31, 1998, $10,322,922 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit facility, dated April 4, 1997, extends through January 4, 2001. Interest is payable under the revolving credit facility on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On March 31, 1998, interest to be paid under the Revolving Credit Agreement was at 2.25% above LIBOR or .75% above the bank's prime lending rate. At March 31, 1998, interest was payable on the above loans at rates ranging from 7.94% to 9.25%.

Required payments under the term loan are as follows:

         April 1, 1998 - March 31, 1999              $2,856,000
         April 1, 1999 - March 31, 2000              $2,857,000
         April 1, 2000 - March 31, 2001              $2,857,000
         April 1, 2001 - March 31, 2002              $2,858,000
         April 1, 2002 - March 31, 2003              $2,858,000

The revolving credit and term loan agreement contains, among other provisions, restrictions on the annual amount of capital expenditures, payment of dividends, the annual amount of expenditures made for the purpose of printing and distributing catalogs.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to the lender an amount equal to 1/4% of the unused portion of the total credit available. The fee is payable quarterly and total commitment fees paid on any unused lines of credit under revolving credit agreements were immaterial in all years 1996-1998. The Company also agreed to pay a closing fee in the amount of $80,000 and an agency fee in the amount of $45,000 in conjunction with the Revolving Credit and Term Loan facility; both fees are being amortized over the term of the loans.

The Company is in compliance with provisions of its loan agreement as of March 31, 1998.

Note 7 - Leases
---------------

The Company has operating leases under renewable agreements covering sales office and manufacturing space. At March 31, 1998, minimum future rental payments due under such leases for space which had an initial non-cancelable term in excess of one year were $2,593,829 due in monthly installments. Amounts due under these leases are as follows:

         1999  -  $781,665
         2000  -  $722,539
         2001  -  $569,555
         2002  -  $328,337
         2003  -  $186,263
         2004  -    $5,470

Total rental expense under these leases was $840,955 in 1998, $350,076 in 1997,and $325,857 in 1996.

Note 8 - Stockholders' Equity
-----------------------------

In August 1993, an incentive Stock Option plan was adopted. This plan was amended and restated in August 1995, 1996 and 1997. Options are available to be granted to employees under the 1993 Plan at prices not less than fair market value at the date of grant and are exercisable in annual installments beginning at the date of grant and expiring up to ten years later. A plan adopted in August 1981 has now expired; however, certain options under that plan were exercised during 1997.

The following table summarizes the transactions under the plans during 1998, 1997, and 1996:



                                     1998                              1997                             1996
                                 -------------------------------  -------------------------------   -------------------------------
                                                    Weighted                         Weighted                          Weighted
                                                     Average                          Average                          Average
                                    No. of          Exercise          No. of         Exercise          No. of          Exercise
                                    Shares            Price           Shares           Price           Shares           Price
                                 -------------------------------  -------------------------------   -------------------------------

Beginning of Year                    1,493,870             3.70          805,100            2.22          487,200             1.84
Add (Deduct)
  Granted                              539,520             7.10          878,520            4.65          388,900             2.56
  Exercised                           (82,410)             2.66         (94,460)            1.24         (48,800)             1.13
  Canceled                           (329,990)             5.22         (95,790)            2.29         (22,200)             2.32
                                 --------------   --------------  ---------------  --------------   --------------  ---------------
End of Year                          1,620,990             4.58        1,493,370            3.70          805,100             2.22
                                 --------------   --------------  ---------------  --------------   --------------  ---------------
Exercisable, End of Year               648,435             3.65          253,434            3.28           97,800             1.23
                                 ==============   ==============  ===============  ==============   ==============  ===============
Available, End of Year                 187,940                           176,630                      - - - - -
                                 ==============                   ===============                   ==============


The following options were outstanding or exercisable as of March 31, 1998:

                                      Options Outstanding                                             Options Exercisable
                                 ------------------------------------------------                -------------------------------
                                                    Weighted
                                                     Average         Weighted                                       Weighted
                                                     Remain.         Average                                        Average
                                    No. of         Contractual       Exercise                       No. of          Exercise
                                    Shares            Life            Price                         Shares           Price
                                 --------------   --------------  ---------------                --------------  ---------------

Range of Exercise Prices:

  $2.125 - $3.125                      505,050      1.90 yrs          $2.31                        362,500           $2.30
  $3.25 - $3.3125                       75,300      3.04 yrs          $3.26                         36,650           $3.26
  $4.1875 - $5.25                      590,280      3.86 yrs          $4.73                        142,770           $4.70
  $6.9375 - $9.25                      450,360      4.13 yrs          $7.13                        106,515           $7.01

On August 21, 1984, shareholders approved the Directors' Warrant Plan. This Plan was amended and restated in August 1995. The Plan provides that warrants may be granted to non-employee directors of Transmation to purchase in the aggregate not more than 200,000 shares of the Company's common stock. The purchase price for shares issued under the Directors' Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors' Warrant Plan is as follows:

                                   Shares       Warrant Price
                                   -------      -------------
         Balance, 3/31/96           60,000      $1.50 - $3.25
         Granted During 1997        24,000          4.19
         Exercised During 1997      (8,400)      1.50 - 4.19
         Canceled During 1997       (9,600)      3.25 - 4.19
                                   -------      -------------
         Balance, 3/31/97           66,000       1.50 - 4.19
         Granted During 1998        24,000          8.13
         Exercised During 1998     (26,000)         1.50
                                   -------      -------------
                                    64,000      $3.25 - $8.13
                                   =======      =============

On August 15, 1995, the Board of Directors granted the then President of the Company's Transcat Division a non-qualified stock option to purchase 47,900 shares of the Company's common stock at $3.13 per share, the fair market value at the date of the grant. These shares are exercisable in equal annual installments beginning at the date of the grant and expiring five years later.

During 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 introduced a fair value method of accounting for stock-based compensation. To calculate the fair value of the options and warrants awarded, the Company elected to use the Black-Scholes pricing model which produced a weighted average fair value of options granted of $3.90, $4.65 and $2.35 in 1998, 1997 and 1996 respectively.

The following assumptions were used in the pricing model: a weighted average expected option life of five years; an annualized volatility rate of 54.4% for 1998, 58.6% for 1997, and 63.6% for 1996; a weighted average risk-free rate of return of 6.64% in 1998, 6.31% in 1997, and 6.37% for 1996; and no dividends in any year. The Company elected to account for terminations when they occur rather than include an attrition factor into its model.

If compensation cost had been measured based on the fair-value based accounting method under SFAS 123, the following would have been disclosed for March 31:


                                       1998               1997              1996
                                  -------------      -------------     -------------
         Pro Forma
           Net (Loss)Income           ($458,150)          $746,932        $1,071,103
           Earnings Per Share
             Basic                        ($.08)              $.13              $.22
             Diluted                      ($.08)              $.13              $.21

The effect of applying SFAS 123 in the current year is not representative of the effect on income for future years since each subsequent year will reflect expense for additional year's vesting.

On June 23, 1997, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend to shareholders of record on July 22, 1997. Accordingly, $1,426,846 was transferred from Capital in Excess of Par Value to Common Stock, representing the par value of additional shares issued. All references in the consolidated financial statements referring to shares, share prices, per share amounts and stock plans have been adjusted retroactively for the two-for-one stock split.

Note 9 - Net Earnings Per Share
-------------------------------

In 1997, the Company adopted SFAS No. 128, "Earnings Per Share," which requires disclosure of basic and diluted earnings per share. Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase common shares at average market prices for the period, and the resulting net additional common shares are included in the calculation of average common shares outstanding. All previously reported earnings per share amounts were restated upon adoption of SFAS No. 128.

The table below summarizes the amounts used to calculate basic and diluted earnings per share:


                                   1 9 9 8                             1 9 9 7                             1 9 9 6
                      --------------------------------- ----------------------------------- -----------------------------------
                                   AVERAGE                             AVERAGE                             AVERAGE
                         NET      OUTSTAND.      PER        NET       OUTSTAND.     PER         NET       OUTSTAND.      PER
                       EARNINGS     SHARES      SHARE    EARNINGS      SHARES      SHARE      EARNINGS      SHARES      SHARE
                      ----------- -----------  -------- ------------ ------------ --------- ------------- -----------  --------

Basic Earnings
  Per Share             $997,971   5,729,599    $0.17    $2,059,736    2,803,376   $0.73      $1,234,723   2,414,865    $0.51

Stock Split 7/22/97                                                    2,803,376  ($0.36)                  2,414,865   ($0.25)

Basic Earnings
  After Stock Split      997,971   5,729,599    $0.17     2,059,736    5,606,752   $0.37       1,234,723   4,829,730    $0.26

Effect of Dilutive
  Options & Warrants                 545,039                             335,658                             240,876

Diluted Earnings
   Per Share          ----------- -----------  -------- ------------ ------------ --------- ------------- -----------  --------
                        $997,971   6,274,638    $0.16    $2,059,736    5,942,410   $0.35      $1,234,723   5,070,606    $0.24
                      =========== ===========  ======== ============ ============ ========= ============= ===========  ========


Certain anti-dilutive outstanding stock options and warrants were excluded from the calculation of average shares outstanding since their exercise prices exceeded the average market price of common shares during the period. The anti-dilutive stock options and warrants so excluded at the end of each of the last three years and their associated exercise prices are summarized below. The options expire at various times between 1999 and 2002.

                                                          Number of                  Exercise
                                                     Options and Warrants             Price
                                                     --------------------             -----

                  1998                                        70,520              $8.13 - $9.25

                  1997                                        None                    None

                  1996                                        88,000              $3.13 - $3.31

Note 10 - Income Taxes
----------------------

The provisions for income tax determined in accordance with FAS 109 for the years ended March 31, 1998, 1997, and 1996 are comprised of:

            1998            Current            Deferred               Total
            ----            -------            --------               -----
         Federal        $      312,800      $       18,200      $      331,000
         State                  77,500               3,800              81,300
         Foreign               229,800             229,800
                        --------------      --------------      --------------
                        $      620,100      $       22,000      $      642,100
                        ==============      ==============      ==============

            1997            Current            Deferred               Total
            ----            -------            --------               -----
         Federal        $    1,085,400      ($     201,400)     $      884,000
         State                  81,454              (3,694)             77,760
         Foreign               259,840             259,840
                        --------------      --------------      --------------
                        $    1,426,694      ($     205,094)     $    1,221,600
                        ==============      ==============      ==============

            1996            Current            Deferred               Total
            ----            -------            --------               -----
         Federal        $      405,100      $      112,000      $      517,100
         State                  24,000              (4,000)             20,000
         Foreign               245,508            (185,708)             59,800
                        --------------      --------------      --------------
                        $      674,608      ($      77,708)     $      596,900
                        ==============      ==============      ==============

The following is a reconciliation of the "expected" federal income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the statement of income:

                                        1998             1997             1996
                                        ----             ----             ----
         Computed "Expected"
           Federal Income Tax          $557,600       $1,115,650         $622,750
         State Income Taxes              38,300           56,100           13,200
         Foreign Sales Corp.           (126,600)         (69,400)         (11,225)
         Book Expense not
           Deductible for taxes         150,300          106,600
         Foreign Taxes                   44,000           50,800           23,000
         Valuation Allowance,
           Foreign                      (17,900)         (14,200)         (45,100)
         R&D Credit                     (12,300)
         Other, Net                      (3,600)         (23,950)           6,575
                                    -----------      -----------      -----------
                                       $642,100       $1,221,600         $596,900
                                    ===========      ===========      ===========

During 1998, 1997, and 1996, $17,900, $14,200 and $45,100 respectively of a foreign valuation allowance was recognized due to the increase in the likelihood that benefits will be recognized. Management believes net deferred tax assets are more likely than not to be recognized.

The components of net deferred tax assets are as follows:

                                               1998                1997                1996
                                               ----                ----                ----
Deferred Tax Assets:
  Foreign Net Operating
    Loss Carryforward                     $      133,235      $      154,857      $      171,620
  Deferred Compensation                          209,069             226,749             265,938
  Accrued Vacation Pay                           216,211             150,474             132,805
  Allowance for Doubtful
    Accounts and Warranties                      221,474             134,865             137,190
  Reserves for Inventory Obsolescence            289,023             201,737              52,015
  Amortizations of Leaseholds                     35,150              53,293
  Valuation Allowance                                                (30,800)            (45,000)
                                          --------------      --------------      --------------
  Gross Deferred Tax Assets                    1,104,162             891,175             714,568
                                          ==============      ==============      ==============
Deferred Tax Liabilities:
  Goodwill                                        94,721
  Depreciation                                   224,150             177,747             146,561
  Accelerated Catalog & Postage
    Write-Offs                                   186,537              92,674             203,347
                                          --------------      --------------      --------------
  Gross Deferred Tax Liabilities                 505,408             270,421             349,908
                                                 -------             -------             -------
Net Deferred Tax Assets                   $      598,754      $      620,754      $      364,660
                                          ==============      ==============      ==============


The Company has available foreign net operating loss carryforwards totaling approximately $358,000. These carryforwards have an unlimited expiration period and their use is limited to the Company's future taxable income.

Note 11 - Other Income
----------------------

Other income in 1997 was comprised primarily of the gain on the sale of land.

Note 12 - Consulting Agreement
------------------------------

On February 28, 1995, William J. Berk, former President of Transmation, Inc. retired. In accordance with terms of a deferred compensation agreement between the Company and Mr. Berk, payments due under such agreement commenced on March 1, 1995. Mr. Berk is entitled to annual payments amounting to $96,456 for life. His wife will receive 60% of the annual benefit for her lifetime should she survive him. This deferred compensation agreement was not funded and the estimated present value of the future benefits was recorded as an expense and a liability over the term of Mr. Berk's actual employment. There were no charges to expense for retirement benefits to be paid to Mr. Berk under his now expired employment contract during 1996-1998.

Note 13 - Deferred Profit Sharing
---------------------------------

Effective April 1, 1981, the Transmation, Inc. Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Transmation, Inc. Long-Term Savings and Deferred Profit Sharing Plan. All United States employees of Transmation, Inc. are eligible to participate in the plan providing certain qualifications are met. Employer contributions are made to the plan at the discretion of the Board of Directors of the Company. Payments of benefits accrued for plan participants will be made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. There were no company profit sharing contributions made under this plan in any of the periods 1996-1998.




Note 14 - Fair Value of Financial Instruments
---------------------------------------------

The Company has determined the fair value of its debt and other financial instruments using available market information and appropriate valuation methodologies as follows:

         Cash and accounts receivable:
                  The carrying amounts reported in the balance sheet for cash and receivables approximate their fair value.

         Long-term debt:
                  The carrying amount of debt under the Company's floating rate revolving credit agreement with a bank approximates it fair value.

Note 15 - Supplemental Information
----------------------------------

Supplemental cash flow information and non-cash investing and financing activities are as follows:

         Acquisitions:                         1998             1997
                                               ----             ----

         Fair value of assets acquired      $12,670,050     $ 1,905,003
         Liabilities assumed                $ 4,929,355     $ 1,528,617
         Fair value of assets exchanged     $22,000,000     $ 4,800,000
         Stock issued                                       $ 1,837,500

Note 16 - Acquisitions
----------------------

On April 4, 1997, the Company acquired certain assets of E.I.L. Instruments, Inc. for $22,000,000 cash and the value of certain defined assumed liabilities. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of E.I.L. for the period April 4, 1997 through March 31, 1998 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of the acquisition.

The following unaudited pro forma financial information for the Company gives effect to the E.I.L. acquisition had it occurred on April 1, 1996. 1997 amounts include results for Transmation's year ended March 31, 1997 added together with results for E.I.L. for their fiscal year ended October 31, 1996, the last year for which such results are available. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations which actually would have resulted if the acquisition had occurred on the date indicated, or which may result in the future.

                                                   Year Ending March 31,
                                                   ---------------------
                                                          1997
                                                          ----

         Net Sales                                     $92,203,824
         Income before provision
           For Income Taxes                            $ 2,505,236
         Net Income                                    $ 1,540,946
         Diluted Earnings Per Share                       $.26

On April 3, 1996 the Company acquired all of the common stock of Altek Industries Corp. (Altek), a manufacturer of electronic calibration equipment, for a purchase price of $4,800,000 in cash and notes plus 300,000 shares of Transmation, Inc. common stock. The transaction was accounted for under the purchase method of accounting, and accordingly, the results of operations of Altek for the period April 3, 1996 through March 31, 1997 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of the acquisition.

The following unaudited pro forma financial information for the company gives effect to the Altek acquisition had it occurred on April 1, 1995. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted if the acquisition had occurred on the date indicated, or which may result in the future.

                                                   Year Ending March 31,
                                                   ---------------------
                                                          1996
                                                          ----

                  Net Sales                            $42,487,000
                  Income before provision
                    For Income Taxes                    $1,759,500
                  Net Income                            $1,144,000
                  Diluted Earnings Per Share               $.20

Note 17 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------

                                                                                                            DILUTED
                                                                                                           EARNINGS
1998                                              NET SALES          GROSS PROFIT         NET INCOME       PER SHARE
----------------------------                   ----------------   ----------------   ----------------   ----------------
Fourth Quarter                                     $19,982,735         $6,610,609           $332,896         $.05
Third Quarter                                      $19,775,043         $6,162,063           $158,700         $.03
Second Quarter                                     $19,612,705         $6,232,345           $264,753         $.04
First Quarter                                      $19,113,082         $6,037,261           $241,622         $.04

                                                                                                            DILUTED
                                                                                                           EARNINGS
1997                                              NET SALES          GROSS PROFIT         NET INCOME       PER SHARE
----------------------------                   ----------------   ----------------   ----------------   ----------------
Fourth Quarter                                     $12,840,734         $5,022,125         $1,012,542         $.17
Third Quarter                                      $12,210,882         $4,833,515           $427,538         $.07
Second Quarter                                     $11,211,991         $4,407,536           $315,782         $.06
First Quarter                                      $11,047,617         $4,314,161           $303,874         $.05

                                TRANSMATION, INC.
                                -----------------

                SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                -------------------------------------------------

                      Y E A R  E N D E D  M A R C H  3 1,
                      -----------------------------------





                                               Additions
                               Balance at      Charged to        Acquired    Bal. at
                               Beginning of    Profit and           in       End of
                               Year            Loss             Acquisition   Year
                               ----            ----             -----------   ----


                                             1998
                                             ----

Allowance for
Doubtful Accounts          $404,000       $37,000       $151,000                $592,000
                           ========       =======       ========                ========




                                             1997
                                             ----

Allowance for
Doubtful Accounts          $436,000      ($33,000)                              $404,000
                           ========      =========                              ========





Item 9.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

                  None

                                    Part III
                                    --------
         The information required by each of the following items is presented in the definitive proxy statement to be filed pursuant to Regulation 14A which Transmation will file within the period prescribed in connection with the annual meeting of shareholders to be held on August 18, 1998 and which is incorporated herein by reference.

Item 10.       Directors and Executive Officers of the Registrant
Item 11.       Executive Compensation
Item 12.       Security Ownership of Certain Beneficial Owners and Management
Item 13.       Certain Relationships and Related Transactions

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) 1.         Financial Statements
               Report of Independent Accountants
               Consolidated Balance Sheet - March 31, 1998, 1997
               Consolidated Statement of Income - March 31, 1998, 1997, 1996 Consolidated Statement of Cash Flows - March 31, 1998, 1997, 1996 Consolidated Statement of Stockholders' Equity - March 31, 1998, 1997, 1996
               Notes to Consolidated Financial Statements

    2.         Financial Statement Schedules
               Schedule VIII - Valuation and Qualifying Accounts -

                           March 31, 1998, 1997
               All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

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

                       *Amendment No. 1 thereto is included herein as Exhibit
                        4(a). Upon written request, the Registrant will provide to security holders copies of any of the referenced omitted schedules.

            (9)         Voting Trust Agreement

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

                        Amendments No. 1 and No. 2 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference to Exhibits III and IV to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

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

                        Amendment No. 3 to the Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to
                        Exhibit 10(a) to the Registrant's Form 10K for the year ended March 31, 1997.

                        Amendment No. 1 to Stock Purchase Agreement dated February 5, 1997 among the Registrant, E. Lee Garelick and James N. Wurtz is incorporated herein by reference to Exhibit 10(b) to the Registrant's Form 10K for the year ended March 31, 1997.

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

                        Amendments No. 3 and 4 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference to Exhibit 10(j) to the Registrant's Form 10-Q for the quarter ended September 30, 1997.

                        Amendment No. 3 to the Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit 10(k) to the Registrant's Form 10-Q for the quarter ended September 30, 1997.

                        Second Amendment to the Stock Registration and Repurchase Agreement dated December 12, 1997 between the Registrant and William J. Berk is incorporated herein by reference to the Registrant's Registration Statement on Form S-3 (Registration No. 333-42345).

                        (a)* Amendment No. 5 to the Transmation, Inc. Directors' Stock Plan is included herein as Exhibit 10(a).

                        (b)* Amended and Restated Employment Agreement dated as of April 1, 1998 by and between Transmation, Inc. and Robert G. Klimasewski is included herein as Exhibit 10(b).

                        (c)* Employment Agreement dated as of April 1, 1998 by and between Transmation, Inc. and Eric W. McInroy is included herein as Exhibit 10(c).

                        (d)* Non-Statutory Stock Option Agreement dated as of April 21, 1998 by and between Transmation, Inc. and Barry F. Wharity is included herein as Exhibit 10(d).

            (11)        Statement re Computation of Per Share Earnings

                        Computation can be clearly determined from Note 9 to the Financial Statements included herein at Item 8.

            (12)        Statements re Computation of Ratios

                                 NOT APPLICABLE

            (13) Annual Report to Security Holders, Form 10-Q on Quarterly Report to Security Holders

                                 NOT APPLICABLE

            (16)        Letter re Change in Certifying Accountant

                                 NOT APPLICABLE

            (18)        Letter re Change in Accounting Principles

                                 NOT APPLICABLE

            (21)        Subsidiaries of Registrant

                        *Subsidiaries of the Registrant are included herein as
                        Exhibit 21.

            (22) Published Report Regarding Matters Submitted to Vote of Security Holders

                                 NOT APPLICABLE

            (23)        Consents of Experts and Counsel

                        *Consent of Price Waterhouse LLP is included herein as
                        Exhibit 23.

            (24)        Power of Attorney

                                 NOT APPLICABLE

            (27)        Financial Data Schedule

                        *Financial Data Schedule is included herein as Exhibit
                        27.

            (99)        Additional Exhibits

                                 NOT APPLICABLE

(b)   No reports on Form 8-K were filed during the quarter ended March 31, 1998.

(c)   See (a) 3. above.

(d)      (1)      NOT APPLICABLE
         (2)      NOT APPLICABLE
         (3)      See Item 8

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



TRANSMATION, INC.


By:  /s/ Robert G. Klimasewski               By:  /s/ Cornelius J. Murphy
-----------------------------------          ----------------------------------
Robert G. Klimasewski                        Cornelius J. Murphy
President & Chief Executive Officer          Chairman of the Board of Directors
(Principal Executive Officer)

Date:       June 16, 1998                    Date:        June 16, 1998
-----------------------------------          ----------------------------------



By:  /s/ Angelo J. Chiarella                 By:  /s/ Harvey J. Palmer
-----------------------------------          ----------------------------------
Angelo J. Chiarella, Director                Dr. Harvey J. Palmer, Director

Date:       June 16, 1998                    Date:        June 16, 1998
-----------------------------------          ----------------------------------



By:  /s/ E. Lee Garelick                     By:  /s/ Arthur M. Richardson
-----------------------------------          ----------------------------------
E. Lee Garelick, Director                    Arthur M. Richardson, Director

Date:       June 16, 1998                    Date:        June 16, 1998
-----------------------------------          ----------------------------------



By:  /s/ Nancy D. Hessler                    By:
-----------------------------------          ----------------------------------
Nancy D. Hessler, Director                   Philip P. Schulp, Director

Date:       June 16, 1998                    Date:        June 16, 1998
-----------------------------------          ----------------------------------



By:  /s/ John W. Oberlies                    By:  /s/ John A. Misiaszek
-----------------------------------          ----------------------------------
John W. Oberlies, Director                   John A. Misiaszek
                                             Vice President, Finance
                                             (Principal Financial Officer and
                                              Principal Accounting Officer)

Date:       June 16, 1998                    Date:        June 16, 1998
-----------------------------------          ----------------------------------