Form 10-Q
period 1998-06-30
TRANSMATION INC
filed 1998-08-13
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1998
                               -------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    ----------------------

              Commission file number         0-3905
                                    -----------------------

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

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No
                                               -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                Number of Shares Outstanding                Date
-----                ----------------------------                ----
Common                        5,851,372                      July 30, 1998


                                TOTAL PAGES - 14

                                     Part I
                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                                    June 30,          March 31,
ASSETS:                                                                              1998               1998
                                                                                  ------------      ------------
Current Assets:
      Cash                                                                        $   462,204      $   652,664
      Accounts Receivable, less allowance
        for doubtful accounts of $541,000 at 6/30/98
        and $592,000 at 3/31/98                                                    10,919,774       12,540,347
      Inventories                                                                  10,960,769       10,675,829
      Prepaid Expenses and Deferred Charges                                         1,360,893        1,344,799
      Deferred Tax Assets                                                             540,172          540,172
                                                                                  -----------      -----------
      Current Assets                                                               24,243,812       25,753,811
Properties, at cost, less accumulated
      Depreciation                                                                  6,310,649        6,405,053
Goodwill, less accum. Amortization of $1,596,735 at
      6/30/98 and $1,320,500 at 3/31/98                                            18,923,711       19,199,947
Deferred Charges                                                                      206,753          204,308
Deferred Income Taxes                                                                  58,582           58,582
Other Assets                                                                          253,513          253,513
                                                                                  -----------      -----------
                                                                                  $49,997,020      $51,875,214
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                                               $ 2,500,000
      Current Portion of Long Term Debt                                           $ 2,856,000        2,856,000
      Accounts Payable                                                              6,603,049        7,861,779
      Accrued Payrolls, Commissions & Other                                         1,798,816        2,174,389
      Income Taxes Payable                                                            160,742          234,984
                                                                                  -----------      -----------
      Current Liabilities                                                          11,418,607       15,627,152
Long-Term Debt                                                                     23,738,636       21,752,922
Deferred Compensation                                                                 492,257          509,981
                                                                                  -----------      -----------
                                                                                   35,649,500       37,890,055
                                                                                  -----------      -----------

Commitments and Contingent Liabilities
Stockholders' Equity:
      Common Stock, par value $.50 per share Authorized - 15,000,000 shares -
        issued and outstanding - 5,851,372 at 6/30/98, 5,830,942 at 3/31/98
        (including 2,853,692
        shares issued on 7/22/97)                                                   2,925,686        2,915,471
      Capital in Excess of Par Value                                                2,328,020        2,227,117
      Accumulated Translation Adjustment                                             (159,103)        (120,788)
      Retained Earnings                                                             9,252,917        8,963,359
                                                                                  -----------      -----------
                                                                                   14,347,520       13,985,159
                                                                                  -----------      -----------
                                                                                  $49,997,020      $51,875,214
                                                                                  ===========      ===========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED





                                               April 1, 1998 -    April 1, 1997 -
                                               June 30, 1998      June 30, 1997
                                               ---------------    ---------------
Net Sales                                       $17,959,309         $19,113,082

Cost and Expenses:

      Cost of Product Sold                       11,827,445          13,075,821
      Selling & Administrative Expenses           4,629,075           4,665,734
      Research & Development Costs                  434,321             399,407
      Interest Expense                              590,410             588,298
                                                -----------         -----------
                                                 17,481,251          18,729,260
                                                -----------         -----------
Income Before Taxes                                 478,058             383,822
Provision for Income Taxes
      State and Federal                             188,500             142,000
                                                -----------         -----------
Net Income                                          289,558             241,622
Retained Earnings at
      Beginning of Period                         8,963,359           7,965,388
                                                -----------         -----------
Retained Earnings at
      End of Period                             $ 9,252,917         $ 8,207,010
                                                ===========         ===========


Earnings Per Share - Basic                             $.05                $.04
Earnings Per Share - Diluted                           $.05                $.04



                 See notes to consolidated financial statements

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                                   Three Months Ending
                                                                           ----------------------------------
                                                                           June 30, 1998        June 30, 1997
                                                                           -------------        -------------
Cash Flows from Operating Activities
      Net Income                                                           $    289,558          $    241,622
      Items Not Requiring (Providing) Cash
        Included in Income
           Depreciation and Amortization                                        733,833               675,805
           Provision for Losses on Accounts Receivable                          (51,000)              (66,900)
           Other Assets                                                                               298,944
      Decrease(Increase) in Accounts Receivable                               1,671,573              (339,556)
      (Increase) in Inventories                                                (284,940)           (1,002,535)
      (Increase) in Prepaid Expenses &
        Deferred Charges                                                        (18,539)              (45,522)
      (Decrease) in Accounts Payable                                         (1,258,730)             (923,778)
      Increase(Decrease) in Accrued Payrolls, Commissions
        and Other Liabilities                                                  (375,573)               10,662
      (Decrease) in Income Taxes Payable                                        (74,242)             (527,489)
      (Decrease) in Deferred Compensation                                       (17,724)              (19,143)
                                                                           ------------          ------------
Net Cash Provided(used) by Operating Activities                                 614,216            (1,697,890)
                                                                           ------------          ------------
Cash Flows from Investing Activities:
      Purchase of EIL Instruments, Inc.                                                           (22,000,000)
      Purchases of Properties                                                  (363,193)           (1,203,387)
                                                                           ------------          ------------
Net Cash (used in) Investing Activities                                        (363,193)          (23,203,387)
                                                                           ------------          ------------
Cash Flows from Financing Activities:
      (Decrease)Increase in Notes Payable & Current Portion of LTD           (2,500,000)            2,700,784
      Exercise of Stock Options & Warrants                                      111,118               227,155
      Increase in Long-Term Debt                                              1,985,714            21,487,493
                                                                           ------------          ------------
Net Cash (used) Provided by Financing Activities                               (403,168)           24,415,432
                                                                           ------------          ------------
Effect of Exchange Rate Changes on Cash                                         (38,315)                3,295
                                                                           ------------          ------------
Net (Decrease) in Cash                                                         (190,460)             (482,550)
Cash at Beginning of Period                                                     652,664               758,215
                                                                           ------------          ------------
Cash at End of Period                                                      $    462,204          $    275,665
                                                                           ============          ============


Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                                   $    637,703          $    143,979
           Taxes Paid                                                      $    190,297          $    682,715



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                       Number of
                                     Shares of $.50
                                       Par Value         Common Stock          Capital                            Accumulated
                                      Common Stock        Issued and         in Excess of         Retained       Translation
                                      Outstanding         Outstanding          Par Value           Earnings       Adjustment
                                     --------------      -------------       -------------        ---------      -----------
Balance, March 31, 1996                  2,451,946         $1,225,973          $1,124,583         $5,905,652       ($93,819)

Issuance of Stock                          374,466            187,233           1,997,163

Currency Translation Activity                                                                                       (36,713)

Net Income                                                                                         2,059,736
                                         ---------         ----------          ----------         ----------       --------

Balance, March 31, 1997                  2,826,412          1,413,206           3,121,746          7,965,388       (130,532)

Two for One Stock Split
   On 7/22/97                            2,853,692          1,426,846         (1,426,846)

Issuance of Stock                          150,838             75,419             532,217

Currency Translation Activity                                                                                          9,744

Net Income                                                                                           997,971
                                         ---------         ----------          ----------         ----------       --------

Balance, March 31,1998                   5,830,942          2,915,471           2,227,117          8,963,359       (120,788)

Issuance of Stock                           20,430             10,215             100,903

Currency Translation Activity                                                                                       (38,315)

Net Income                                                                                           289,558
                                         ---------         ----------          ----------         ----------       --------

Balance, June 30, 1998                   5,851,372         $2,925,686          $2,328,020         $9,252,917      ($159,103)
                                         =========         ==========          ==========         ==========      =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Borrowings

At June 30, 1998, the Company has a $30,572,000 Revolving Credit and Term Loan agreement with banks. At June 30, 1998, $13,572,000 is borrowed under the term loan. The term loan, dated April 4, 1997, extends through January 1, 2003, and requires 21 consecutive quarterly installment payments which commenced January 1, 1998. Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On June 30, 1998, interest to be paid under the Term Loan was at 2.75% above LIBOR or 1.25% above the bank's prime lending rate. At June 30, 1998, $10,166,636 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit facility, dated April 4, 1997, extends through January 4, 2001. Interest is payable under the revolving credit facility on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On June 30, 1998, interest to be paid under the Revolving Credit Agreement was at 2.50% above LIBOR or 1.00% above the bank's prime lending rate. At June 30, 1998, interest was payable on the above loans at rates ranging from 8.16% to 9.50%.

Required payments under the term loan are as follows:

         July 1, 1998 - June 30, 1999                $2,856,000
         July 1, 1999 - June 30, 2000                $2,857,000
         July 1, 2000 - June 30, 2001                $2,857,000
         July 1, 2001 - June 30, 2002                $2,858,000
         July 1, 2002 - March 31, 2003               $2,144,000

The revolving credit and term loan agreement contains, among other provisions, restrictions on the annual amount of capital expenditures, payment of dividends, the annual amount of expenditures made for the purpose of printing and distributing catalogs.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to the lender an amount equal to 1/4% of the unused portion of the total credit available. The fee is payable quarterly and total commitment fees paid on any unused lines of credit under revolving credit agreements were immaterial in years 1997-1998. The Company also agreed to pay a closing fee in the amount of $80,000 and an agency fee in the amount of $45,000 in conjunction with the Revolving Credit and Term Loan facility; both fees are being amortized over the term of the loans.

The Company is in compliance with or had received waivers for all provisions of its loan agreement as of June 30, 1998.


Note 2 - Inventories

The major classifications of inventory are as follows:

                                                                         June 30,                  March 31,
                                                                            1998                      1998
                                                                            ----                      ----
               Raw Materials and Purchased Parts                        $ 4,379,588              $ 4,221,730
               Work in Process                                              653,085                  629,545
               Finished Products                                          6,773,715                6,529,564
                                                                        -----------              -----------
                                                                         11,806,388               11,380,839
               Less Inventory Reserves                                     (845,619)                (705,010)
                                                                        -----------              -----------
                                                                        $10,960,769              $10,675,829
                                                                        ===========              ===========

Note 3 - Net Income Per Share

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

The table below summarizes the amounts used to calculate basic and diluted earnings per share:

                                       THREE MONTHS ENDED JUNE 30, 1998         THREE MONTHS ENDED JUNE 30, 1997
                                       --------------------------------         --------------------------------
                                                   AVERAGE                                         AVERAGE
                                      NET         OUTSTANDING         PER            NET          OUTSTANDING         PER
                                    EARNINGS        SHARES           SHARE         EARNINGS          SHARES          SHARE
                                    --------      -----------        -----         --------       -----------        -----
Basic Earnings
   Per Share                        $289,558        5,770,913         $0.05         $241,622        2,803,376         $0.09

Stock Split 7/22/97                                                                                 2,803,376        ($0.05)

Basic Earnings
   After Stock Split                $289,558        5,770,913         $0.05         $241,622        5,606,752         $0.04

Effect of Dilutive
   Options & Warrants                                 584,998                                         354,434
                                    --------        ---------         -----         --------        ---------        ------

Diluted Earnings
   Per Share                        $289,558        6,355,911         $0.05         $241,622        5,961,186         $0.04
                                    ========        =========         =====         ========        =========        ======


Certain anti-dilutive outstanding stock options and warrants were excluded from the calculation of average shares outstanding since their exercise prices exceeded the average market price of common shares during the period. The anti-dilutive stock options and warrants so excluded at the end of each of the last two interim periods and their associated exercise prices are summarized below. The options expire at various times between 1999 and 2002.

                                    Number of               Exercise
                               Options and Warrants           Price
                               --------------------         --------
           1998                       539,320             $6.875 - $9.25

           1997                        None                    None

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with banks, its profitability and management of its Balance Sheet.

During the quarter ended June 30, 1998, Accounts Receivable balances owing to the Company were reduced by $1,671,573 as the result of continued efforts to better manage this asset. Although inventories increased by $284,,940 in the June 1998 quarter, this increase resulted from the acquisition of inventory to support new product releases later in the fiscal year. The Company does anticipate that present inventory levels will be reduced by year-end. Trade Payables and various accrued liabilities were reduced by a total of $1,634,303 compared to March 31. This reduction resulted from payment of amounts due others in accordance with our normal payment terms.

During the quarter, the Company repaid the final installment of $2,500,000 due under its April 1996 purchase of Altek. The primary source of funds for this transaction was an increase in bank debt.

Results of Operations

Comparison of April 1, 1998 - June 30, 1998

                           to

              April 1, 1997 - June 30, 1997

Sales totaled $17,959,309 in the quarter ended June 30, 1998 compared to $19,113,082 in the same quarter last year. This reduction resulted from lower sales to customers in the Far East compared to last year as the result of that region's continuing economic problems and also from lower sales to certain other foreign markets and from lower sales of the Company's Cal-Lab services which resulted from the Company's desire to perform higher margin services work than in the past and which, therefore, resulted in the Company foregoing opportunities to perform certain lower margin service work during the 1998 quarter.

Cost of Products Sold totaled 65.9% of sales in 1998 compared to 68.4% of sales in 1997. This improvement is attributable to improved margins in the Company's Cal-Lab operation in 1998 compared to 1997.

All other expenses were comparable in 1998 vs 1997.

                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          a. See Index to Exhibits.

          b. Reports on Form 8-K.

             No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 TRANSMATION, INC.



Date     August 12, 1998                         /s/  Eric W. McInroy
     -----------------------                     ----------------------------
                                                      Eric W. McInroy
                                                      President and CEO



Date     August 12,1998                          /s/  John A. Misiaszek
    -----------------------                      ----------------------------
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

(4)  Instruments defining the rights of security holders, including indentures

     (a) Revolving Credit and Term Loan Agreement dated April 4, 1997 among Transmation, Inc. and Manufacturer's and Traders Trust Company and State Street Bank and Trust Company is incorporated herein by reference to
     Exhibit 4(c) to the Registrant's Form 8-K dated April 18, 1997.

     (b) Amendment No. 1 thereto is incorporated by reference to Exhibit 4(a) to the Registrant's Form 10-K for the year ended March 31, 1998.

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

*(27) Financial Data Schedule

      The Financial Data Schedule is included herein as Exhibit 27.

(99)  Additional Exhibits

          Not applicable.


-----------
*  Exhibit filed with this Report