Form 10-Q
period 1998-09-30
TRANSMATION INC
filed 1998-11-13
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998
                               ------------------------------------------------

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the transition period from _____________________to _________________________

                         Commission file number    0-3905
                                                -----------------

                                TRANSMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                  16-0874418
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

     10 Vantage Point Drive, Rochester, NY                   14624
----------------------------------------------------- --------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                   -----------------------------


Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class              Number of Shares Outstanding                Date
-----              ----------------------------                ----

Common               5,885,402                             September 30, 1998


                               TOTAL PAGES - ____

                                     Part I
                              FINANCIAL INFORMATION
                              ---------------------
Item 1.  Financial Statements
-------  --------------------
                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                    Sept. 30,                  March 31,
ASSETS:                                                                1998                       1998
                                                                 -----------------          -----------------

Current Assets:
      Cash                                                               $630,557                   $652,664
      Accounts Receivable, less allowance
        for doubtful accounts of $527,000 at 9/30/98
        and $592,000 at 3/31/98                                        10,698,073                 12,540,347
      Inventories                                                      10,607,766                 10,675,829
      Prepaid Expenses and Deferred Charges                             1,342,668                  1,344,799
      Deferred Tax Assets                                                 544,338                    540,172
                                                                 -----------------          -----------------
      Current Assets                                                   23,823,402                 25,753,811
Properties, at cost, less accumulated
      Depreciation                                                      6,177,780                  6,405,053
Goodwill, less accum. Amortization of $1,853,366 at
      9/30/98 and $1,320,500 at 3/31/98                                18,667,082                 19,199,947
Deferred Charges                                                          203,984                    204,308
Deferred Income Taxes                                                      59,034                     58,582
Other Assets                                                              262,798                    253,513
                                                                 -----------------          -----------------
                                                                      $49,194,080                $51,875,214
                                                                 =================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                                                               $2,500,000
      Current Portion of Long Term Debt                                $2,000,000                  2,856,000
      Accounts Payable                                                  5,536,173                  7,861,779
      Accrued Payrolls, Commissions & Other                             1,846,077                  2,174,389
      Income Taxes Payable                                                217,735                    234,984
                                                                 -----------------          -----------------
      Current Liabilities                                               9,599,985                 15,627,152
Long-Term Debt                                                         24,432,200                 21,752,922
Deferred Compensation                                                     474,532                    509,981
                                                                 -----------------          -----------------
                                                                       34,506,717                 37,890,055
                                                                 -----------------          -----------------

Commitments and Contingent Liabilities
Stockholders' Equity:
      Common Stock, par value $.50 per share
      Authorized - 15,000,000 shares - issued
      and outstanding - 5,885,402 at 9/30/98,
      5,830,942 at 3/31/98 (including 2,853,692
        shares issued on 7/22/97)                                       2,942,701                  2,915,471
      Capital in Excess of Par Value                                    2,433,372                  2,227,117
      Accumulated Translation Adjustment                                 (226,730)                  (120,788)
      Retained Earnings                                                 9,538,020                  8,963,359
                                                                 -----------------          -----------------
                                                                       14,687,363                 13,985,159
                                                                 -----------------          -----------------
                                                                      $49,194,080                $51,875,214
                                                                 =================          =================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED


                                             7/1 -           7/1 -                4/1 -          4/1 -
                                            9/30/98         9/30/97              9/30/98        9/30/97
                                        --------------------------------     -------------------------------

Net Sales                                   $16,338,809     $19,612,705          $34,298,118    $38,725,787
                                        --------------------------------     -------------------------------

Costs and Expenses:
   Cost of Product Sold                      10,789,275      13,380,360           22,616,720     26,456,181
   Selling & Admin. Expenses                  4,105,171       4,686,378            8,734,246      9,352,112
   Research & Develop. Costs                    421,635         416,958              855,956        816,365
   Interest Expense                             556,625         703,506            1,147,035      1,291,804
                                        --------------------------------     -------------------------------
                                             15,872,706      19,187,202           33,353,957     37,916,462
                                        --------------------------------     -------------------------------
Income Before Taxes                             466,103         425,503              944,161        809,325
Provision for Income Taxes
    State and Federal                           181,000         160,750              369,500        302,950
                                        --------------------------------     -------------------------------
Net Income                                      285,103         264,753              574,661        506,375
Retained Earnings at
    Beginning of Period                       9,252,917       8,207,010            8,963,359      7,965,388
                                        --------------------------------     -------------------------------
Retained Earnings at
    End of Period                            $9,538,020      $8,471,763           $9,538,020     $8,471,763
                                        ================================     ===============================


Net Income Per Share-Basic                        $0.05           $0.05                $0.10          $0.09
                                        ================================     ===============================
Net Income Per Share-Diluted                      $0.05           $0.04                $0.09          $0.08
                                        ================================     ===============================


                 See Notes to Consolidated Financial Statements

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                       Three Months Ended               Six Months Ended
                                                                    --------------------------    ------------------------------
                                                                      7/1/98 -     7/1/97 -          4/1/98 -       4/1/97 -
                                                                       9/30/98      9/30/97          9/30/98        9/30/97
                                                                    --------------------------    ------------------------------
Cash Flows from Operating Activities
      Net Income                                                         $285,103    $264,753           $574,661       $506,375
      Items Not Requiring (Providing) Cash
        Included in Income
           Depreciation and Amortization                                  704,272     710,674          1,438,105      1,386,479
           Provision for Losses on Accounts Receivable                    (14,000)     26,000            (65,000)       (40,900)
           Other Assets                                                    (9,285)     (9,067)            (9,285)       289,877
      (Increase)Decrease in Accounts Receivable                           235,701    (541,679)         1,907,274       (881,235)
      Decrease(Increase) in Inventories                                   353,003      (7,405)            68,063     (1,009,940)
      Decrease(Increase) in Prepaid Expenses
         & Deferred Charges                                                20,994    (792,952)             2,455       (838,474)
      (Decrease)Increase in Accounts Payable                           (1,066,876)   (619,511)        (2,325,606)    (1,543,289)
      Increase(Decrease) in Accrued Payrolls, Commissions
        and Other Liabilities                                              47,261      56,351           (328,312)        67,013
      Increase(Decrease) in Income Taxes Payable                           52,375     162,404            (21,866)      (365,085)
      (Decrease) in Deferred Compensation                                 (17,725)    (19,142)           (35,449)       (38,285)
                                                                    --------------------------    ------------------------------
Net Cash Provided(used) by Operating Activities                           590,823    (769,574)         1,205,040     (2,467,464)
                                                                    --------------------------    ------------------------------
Cash Flows from Investing Activities:
      Purchase of EIL Instruments, Inc.                                                                             (22,000,000)
      Purchases of Properties                                            (314,774)   (148,401)          (677,966)    (1,351,788)
                                                                    --------------------------    ------------------------------
Net Cash (used in) Investing Activities                                  (314,774)   (148,401)          (677,966)   (23,351,788)
                                                                    --------------------------    ------------------------------
Cash Flows from Financing Activities:
      (Dec)Inc. in Noties Payable & Current Portion of LTD               (856,000)    699,216         (3,356,000)     3,400,000
      Issuance of Common Stock                                            122,367      98,311            233,485        325,466
      Increase in Long-Term Debt                                          693,564      50,000          2,679,278     21,537,493
                                                                    --------------------------    ------------------------------
Net Cash Provided by(used in) Financing Activities                        (40,069)    847,527           (443,237)    25,262,959
                                                                    --------------------------    ------------------------------
Effect of Exchange Rate Changes on Cash                                   (67,627)     21,959           (105,944)        25,254
                                                                    --------------------------    ------------------------------
Net Increase(Decrease) in Cash                                            168,353     (48,489)           (22,107)      (531,039)
Cash at Beginning of Period                                               462,204     275,665            652,664        758,215
                                                                    --------------------------    ------------------------------
Cash at End of Period                                                    $630,557    $227,176           $630,557       $227,176
                                                                    ==========================    ==============================


Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                                 $417,713    $631,594         $1,055,416       $775,573
           Taxes Paid                                                    $147,830       None            $338,127       $682,715


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                     Number of
                                   Shares of $.50
                                     Par Value          Common Stock         Capital                           Accumulated
                                     Common Stock       Issued and         in Excess of         Retained       Translation
                                    Outstanding        Outstanding          Par Value           Earnings       Adjustment
                                  -----------------  -----------------   -----------------  -----------------  --------------


Balance, March 31, 1996                  2,451,946         $1,225,973          $1,124,583         $5,905,652       ($93,819)

Issuance of Stock                          374,466            187,233           1,997,163

Currency Translation Activity                                                                                       (36,713)

Net Income                                                                                         2,059,736
                                  -----------------  -----------------   -----------------  -----------------  --------------

Balance, March 31, 1997                  2,826,412          1,413,206           3,121,746          7,965,388       (130,532)

Two for One Stock Split
   On 7/22/97                            2,853,692          1,426,846          (1,426,846)

Issuance of Stock                          150,838             75,419             532,217

Currency Translation Activity                                                                                         9,744

Net Income                                                                                           997,971
                                  -----------------  -----------------   -----------------  -----------------  --------------

Balance, March 31,1998                   5,830,942          2,915,471           2,227,117          8,963,359       (120,788)

Issuance of Stock                           54,460             27,230             206,255

Currency Translation Activity                                                                                      (105,942)

Net Income                                                                                           574,661
                                  -----------------  -----------------   -----------------  -----------------  --------------

Balance, Sept. 30, 1998                  5,885,402         $2,942,701          $2,433,372         $9,538,020      ($226,730)
                                  =================  =================   =================  =================  ==============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Borrowings
         ----------

On August 7, 1998, the Company refinanced its existing bank debt and entered into a new $32,000,000 Credit and Loan Agreement. This agreement is comprised of a $15,000,000 revolving credit agreement which matures on July 1, 2001, and two term loans. Term Loan A, in the amount of $9,000,000, requires quarterly repayments of $500,000 commencing November 1998 and extending through the Term Loan A maturity date of January 1, 2003. Term Loan B, in the amount of $8,000,000, with a maturity date of June 1, 2007, requires interest only payments through April 1, 2001. Thereafter, aggregate quarterly payments sufficient to fully amortize the outstanding balance of Term Loan B at its maturity date of June 1, 2007 are required. Interest is payable on all Loans on a formula basis, at the Company's option, at rates related to prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. At September 30, 1998, interest paid on Term Loan A was at 1.60% above LIBOR or at prime; on Term Loan B, interest was paid at 2.15% above LIBOR or at 37.5% above prime. At September 30, 1998, $9,432,200 was borrowed under the Revolving Credit Facility; interest is determined on the revolving credit borrowings on the same basis that it is determined under Term Loan A. At September 30, 1998, interest was payable on the above loans at rates ranging from 7.29% to 8.50%.

Required payments under Term Loan A and Term Loan B are as follows:

                                                    Term Loan A               Term Loan B
                                                    -----------               -----------
         Oct. 1, 1998 - Sept. 30, 1999               $2,000,000
         Oct. 1, 1999 - Sept. 30, 2000               $2,000,000
         Oct. 1, 2000 - Sept. 30, 2001               $2,000,000
         Oct. 1, 2001 - Sept. 30, 2002               $2,000,000                 $  666,667
         Oct. 1. 2002 - Sept. 30, 2003               $1,000,000                 $1,333,333
         Oct. 1, 2003 - Sept. 30, 2004                                          $1,333,334
         Oct. 1, 2004 - Sept. 30, 2005                                          $1,333,333
         Oct. 1, 2005 - Sept. 30, 2006                                          $1,333,334
         Oct. 1, 2006 - Sept. 30, 2007                                          $  666,667

The Company has entered into a contract whereby the base rate it will pay on $10,000,000 of its debt equals LIBOR of 6.20% plus the appropriate markup over LIBOR as indicated above. This contract extends for 5 years from the date of the loan.

The Company is in compliance with all provisions of its loan agreement as of September 30, 1998.

Note 2 - Inventories
--------------------

The major classifications of inventory are as follows:

                                                               Sept. 30,                March 31,
                                                                  1998                     1998
                                                                  ----                     ----
               Raw Materials and Purchased Parts              $ 4,229,662              $ 4,221,730
               Work in Process                                    630,728                  629,545
               Finished Products                                6,541,833                6,529,564
                                                              -----------              -----------
                                                               11,402,223               11,380,839
               Less Inventory Reserves                           (794,457)                (705,010)
                                                              -----------              -----------
                                                              $10,607,766              $10,675,829
                                                              ===========              ===========

Note 3 - Net Income Per Share
-----------------------------

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

The table below summarizes the amounts used to calculate basic and diluted earnings per share:

                                       SIX MONTHS ENDED SEPT. 30, 1998                 SIX MONTHS ENDED SEPT. 30, 1997
                                       -------------------------------                 -------------------------------
                                                  AVERAGE                                         AVERAGE
                                    NET          OUTSTANDING        PER             NET          OUTSTANDING        PER
                                 EARNINGS          SHARES          SHARE         EARNINGS          SHARES          SHARE
                               --------------  ---------------  ------------   --------------  ---------------  ------------

Basic Earnings
   Per Share                        $574,661        5,808,712         $0.10         $506,375        5,678,543         $0.09

Effect of Dilutive
   Options & Warrants                                 240,670                                         840,876
                               --------------  ---------------  ------------   --------------  ---------------  ------------

Diluted Earnings
   Per Share                        $574,661        6,049,382         $0.09         $506,375        6,519,419         $0.08
                               ==============  ===============  ============   ==============  ===============  ============

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

                                                   Number of                      Exercise
                                            Options and Warrants                    Price
                                            --------------------                    -----
               1998                               1,110,960                    $4.1875 - $9.25

               1997                                   None                            None

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

During the quarter ended September 30, 1998, the Company refinanced its bank debt and entered into a new $32,000,000 agreement with a lender. That relationship is described in Note 1. Additionally, during the quarter, accounts receivable balances owing to the Company were reduced by $235,700 and Inventories owned by the Company were reduced by $353,000. Trade accounts payable were reduced by $1,066,900 during the quarter. This reduction resulted from payment of amounts due others in accordance with our normal payment terms. The Company will strive to improve its cash flows and reduce bank borrowings from current levels during the balance of the current fiscal year through increased profitability, by reducing both accounts receivable and inventory balances, and by increasing its trade payables.

Results of Operations
---------------------

Comparison of July 1, 1998 - September 30, 1998
-----------------------------------------------
                                 to
              July 1, 1997 - September 30, 1997
              ---------------------------------


Sales totaled $16,338,800 in the quarter ended September 30, 1998. This compares to sales of $19,612,700 last year and represents a 16.7% reduction from 1997 to 1998. The reduced level of sales in 1998 results from uncertain economic conditions which exist in Southeast Asia, an historically strong market for the Company, uncertainty which resulted in the U.S. market as the result of Asian uncertainty, and from adverse weather conditions which existed in the Texas gulf region of the U.S. which also adversely affected the Company's sales effort.

Cost of Product Sold totaled 66.0% of sales in 1998 versus 68.2% of sales in 1997. This improvement is the result of cost improvements made primarily in the Company's calibration services operation. Selling and Administrative expenses were reduced by 12.4% in 1998 compared to 1997. These reductions were the result of cost savings programs implemented by the Company. Interest Expense was 20.8% lower in 1998 than in 1997. This reduction is the result of lower average debt in 1998 compared to 1997.

Comparison of April 1, 1998 - September 30, 1998
------------------------------------------------
                             To
                             --
              April 1, 1997 - September 30, 1997
              ----------------------------------

Sales totaled $34,298,100 in the six-month period ended September 30, 1998. This is a reduction of 11.4% from the same period one year ago. Sales results in 1998 were reduced as the result of economic uncertainties in Southeast Asia which caused uncertainties throughout the rest of the world. Additionally, adverse weather conditions in parts of the U.S. negatively impacted sales in the most recent six-month period.

Cost of Product Sold in the six months ended September 30, 1998 totaled 65.9% of sales compared to 68.3% of sales in the same six-month period last year. The improvement in 1998 is primarily the result of cost improvements made in the Company's cal-lab operation.

Sales and Administrative expenses were reduced by 6.6% in the first half of 1998 compared to the same costs in 1997. These reductions were the result of cost savings programs implemented by the Company. Interest expense was 11.2% lower in 1998 than in 1997. This reduction was the result of reduced borrowing in 1998 compared to 1997.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------


On August 18, 1998, shareholders of the Company approved the following proposals at the Company's Annual Meeting.

Proposal 1: To elect Directors to serve until the 2001 Annual Meeting:

                                                            Authority
                                      For                    Withheld
                                      ---                    --------
         Nancy D. Hessler           4,920,687                 58,320
         Robert G. Klimasewski      4,921,087                 57,920
         Eric W. McInroy            4,920,487                 58,520

         Messrs. Chiarella, Oberlies, Garelick, Murphy, Palmer and Richardson did not stand for re-election to Transmation's Board of Directors in 1998.

Proposal 2: To approve and ratify an amendment to the Transmation, Inc. Amended and Restated Directors' Warrant Plan which provides for an acceleration of vesting of warrants granted thereunder upon a change of control of the Company.

                   For                         Against                          Abstain
                   ---                         -------                          -------
               4,423,245                       502,975                          49,787

Proposal 3: To approve and ratify a further amendment to the Transmation, Inc. Amended and Restated Directors' Warrant Plan which provides for automatic annual warrant grants under that Plan in 1998 and thereafter until all shares available under that Plan are exhausted.

                   For                         Against                          Abstain
                   ---                         -------                          -------
               4,396,607                       533,360                          49,040

Proposal 4: To approve and ratify the selection of Pricewaterhouse Coopers LLP as independent auditors for the year ending March 31, 1999.

                   For                         Against                          Abstain
                   ---                         -------                          -------
               4,967,2261                      4,014                            7,732

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



                                              TRANSMATION, INC.



Date      November 13 , 1998                  /s/  Eric W. McInroy
     --------------------------------         ----------------------------------
                                              Eric W. McInroy
                                              President and CEO



Date      November 13 , 1998                  /s/  John A. Misiaszek
     --------------------------------         ----------------------------------
                                              John A. Misiaszek
                                              Vice President, Finance

                                INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession Not applicable.
(3)      Articles of Incorporation and By Laws
         (i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995. Certificate of Amendment thereto is incorporated herein by reference to Exhibit I to the Registrant's Form 10-Q for the quarter ended September 30, 1996.
         (ii) By-laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant's Form 10-K for the year ended March 31, 1988.
(4) Instruments defining the rights of security holders, including indentures
         (a) Credit and Loan Agreement dated August 7, 1998 between Transmation, Inc. and KeyBank National Association is included herein as Exhibit 4(a).
(10)     Material Contracts
         The documents listed under (4) are incorporated herein by reference.
         * (a) Amendments No. 3 and 4 to the Transmation, Inc. Amended and Restated Directors' Warrant Plan are incorporated herein by reference to the Registrant's definitive proxy material filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.
(11)     Statement re Computation of Per Share Earnings
         Computation can be clearly determined from Note 3 to the Financial Statements included herein at Item 1.
(15)     Letter re unaudited interim financial information
               Not applicable.
(18)     Letter re change in Accounting Principles
               Not applicable.
(19)     Report furnished to security holders
               Not applicable.
(22)     Published report regarding matters submitted to vote of security holders Not applicable.
(23)     Consents of Experts and Counsel
               Not applicable.

(24)     Power of attorney
               Not applicable.
*(27)    Financial Data Schedule
         The Financial Data Schedule is included herein as Exhibit 27.
(99)     Additional Exhibits
               Not applicable.


-----------------
*        Exhibit filed with this Report