Form 10-Q
period 1998-12-31
TRANSMATION INC
filed 1999-02-12
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the quarterly period ended             December 31, 1998
                               -----------------------------

                                       OR

__TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

For the transition period from _______________to____________

                          Commission file number   0-3905
                                                --------------

                               TRANSMATION, INC.
--------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               OHIO                                           16-0874418
---------------------------------------------------   --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

   10 Vantage Point Drive, Rochester, NY                      14624
---------------------------------------------------    -------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                  ------------------------------

--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Number of Shares Outstanding                Date
-----                                       ----------------------------                ----
Common                                        5,921,892                              December 31, 1998


                                TOTAL PAGES - 19

                                     Part I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------
Item 1.  Financial Statements
-----------------------------
                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                                     Dec. 31,                  March 31,
ASSETS:                                                                1998                       1998
                                                                 -----------------          -----------------

Current Assets:
      Cash                                                               $548,062                   $652,664
      Accounts Receivable, less allowance
        for doubtful accounts of $510,000 at 12/31/98
        and $592,000 at 3/31/98                                        10,777,484                 12,540,347
      Inventories                                                      10,778,322                 10,675,829
      Prepaid Expenses and Deferred Charges                             1,828,400                  1,344,799
      Deferred Tax Assets                                                 540,172                    540,172
                                                                 -----------------          -----------------
      Current Assets                                                   24,472,440                 25,753,811
Properties, at cost, less accumulated
      depreciation                                                      6,049,474                  6,405,053
Goodwill, less accum. Amortization of $2,109,995 at
      12/31/98 and $1,320,500 at 3/31/98                               18,410,452                 19,199,947
Deferred Charges                                                          277,779                    204,308
Deferred Income Taxes                                                      63,200                     58,582
Other Assets                                                              262,798                    253,513
                                                                 -----------------          -----------------
                                                                      $49,536,143                $51,875,214
                                                                 =================          =================

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                                                               $2,500,000
      Current Portion of Long Term Debt                                $2,000,000                  2,856,000
      Accounts Payable                                                  7,120,921                  7,861,779
      Accrued Payrolls, Commissions & Other                             1,642,149                  2,174,389
      Income Taxes Payable                                                365,086                    234,984
                                                                 -----------------          -----------------
      Current Liabilities                                              11,128,156                 15,627,152
Long-Term Debt                                                         23,197,300                 21,752,922
Deferred Compensation                                                     456,808                    509,981
                                                                 -----------------          -----------------
                                                                       34,782,264                 37,890,055
                                                                 -----------------          -----------------

Commitments and Contingent Liabilities
Stockholders' Equity:
      Common Stock, par value $.50 per share
        Authorized - 15,000,000 shares - issued
        and outstanding - 5,921,892 at 12/31/98,
        5,830,942 at 3/31/98 (including 2,853,692
        shares issued on 7/22/97)                                       2,960,946                  2,915,471
      Capital in Excess of Par Value                                    2,509,895                  2,227,117
      Accumulated Translation Adjustment                                 (230,599)                  (120,788)
      Retained Earnings                                                 9,919,702                  8,963,359
                                                                 -----------------          -----------------
                                                                       15,159,944                 13,985,159
      Treasury stock, at cost, 105,358 shares at 12/31/98                (406,065)
                                                                 -----------------          -----------------
                                                                       14,753,879                 13,985,159
                                                                 -----------------          -----------------
                                                                      $49,536,143                $51,875,214
                                                                 =================          =================

            See Notes to Consolidated Financial Statements

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED

                                            10/1 -          10/1 -                4/1 -          4/1 -
                                           12/31/98        12/31/97             12/31/98        12/31/97
                                        --------------------------------     -------------------------------

Net Sales                                   $16,830,499     $19,775,043          $51,128,617    $58,500,830
                                        --------------------------------     -------------------------------

Costs and Expenses:
   Cost of Product Sold                      11,265,774      13,612,980           33,882,494     40,069,161
   Selling & Admin. Expenses                  4,220,271       4,854,704           12,954,517     14,206,816
   Research & Develop. Costs                    429,370         419,943            1,285,326      1,236,308
   Interest Expense                             529,446         639,461            1,676,481      1,931,265
                                        --------------------------------     -------------------------------
                                             16,444,861      19,527,088           49,798,818     57,443,550
                                        --------------------------------     -------------------------------
                                                385,638         247,955            1,329,799      1,057,280
Other Income, gain on sale of property          244,494                              244,494
                                        --------------------------------     -------------------------------
Income Before Taxes                             630,132         247,955            1,574,293      1,057,280
Provision for Income Taxes
    State and Federal                           248,450          89,255              617,950        392,205
                                        --------------------------------     -------------------------------
Net Income                                      381,682         158,700              956,343        665,075
Retained Earnings at
    Beginning of Period                       9,538,020       8,471,763            8,963,359      7,965,388
                                        --------------------------------     -------------------------------
Retained Earnings at
    End of Period                            $9,919,702      $8,630,463           $9,919,702     $8,630,463
                                        ================================     ===============================


Net Income Per Share
   Basic                                     $0.07           $0.03                $0.16          $0.12
                                        ================================     ===============================
   Diluted                                   $0.06           $0.03                $0.16          $0.10
                                        ================================     ===============================

                 See Notes to Consolidated Financial Statements

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                        Three Months Ended                Nine Months Ended
                                                                    ----------------------------    ------------------------------

                                                                      12/31/98      12/31/97           12/31/98       12/31/97
                                                                    ----------------------------    ------------------------------
Cash Flows from Operating Activities
      Net Income                                                         $381,682      $158,700           $956,343       $665,075
      Items Not Requiring (Providing) Cash
        Included in Income
           Depreciation and Amortization                                  701,290       607,272          2,139,395      1,993,751
           Provision for Losses on Accounts Receivable                    (17,000)      (54,800)           (82,000)       (95,700)
           Other Assets                                                        -         (5,600)            (9,285)       284,277
      (Increase)Decrease in Accounts Receivable                           (62,411)    1,872,151          1,844,863        990,916
      (Increase) in Inventories                                          (170,556)     (322,804)          (102,493)    (1,332,744)
      (Increase) in Prepaid Expenses
         & Deferred Charges                                              (559,527)      (30,859)          (557,072)      (869,333)
      (Decrease)Increase in Accounts Payable                            1,584,748     2,067,276           (740,858)       523,987
      (Decrease) in Accrued Payrolls, Commissions
        and Other Liabilities                                            (203,928)     (662,078)          (532,240)      (595,065)
      Increase(Decrease) in Income Taxes Payable                          151,967        87,254            130,102       (277,831)
      (Decrease) in Deferred Compensation                                 (17,724)      (19,142)           (53,173)       (57,427)
      (Increase) in Deferred Income Taxes                                  (4,618)                          (4,618)
                                                                    ----------------------------    ------------------------------
Net Cash Provided by Operating Activities                               1,783,923     3,697,370          2,988,964      1,229,906
                                                                    ----------------------------    ------------------------------
Cash Flows from Investing Activities:
      Purchase of EIL Instruments, Inc.                                                                               (22,000,000)
      Disposition of Asset                                                175,996                          175,996
      Purchases of Properties                                            (492,350)     (397,362)        (1,170,317)    (1,749,150)
                                                                    ----------------------------    ------------------------------
Net Cash (used in) Investing Activities                                  (316,354)     (397,362)          (994,321)   (23,749,150)
                                                                    ----------------------------    ------------------------------
Cash Flows from Financing Activities:
      (Dec)Inc. in Notes Payable & Current Portion of LTD                             1,360,000         (3,356,000)     4,760,000
      Exercise of Stock Options & Warrants                                 94,768        81,093            328,253        406,559
      Increase(Decrease) in Long-Term Debt                             (1,234,900)   (4,360,000)         1,444,378     17,177,493
      Purchase of Treasury Stock                                         (406,065)                        (406,065)
                                                                    ----------------------------    ------------------------------
Net Cash Provided by(used in) Financing Activities                     (1,546,197)   (2,918,907)        (1,989,434)    22,344,052
                                                                    ----------------------------    ------------------------------
Effect of Exchange Rate Changes on Cash                                    (3,867)      (27,574)          (109,811)        (2,320)
                                                                    ----------------------------    ------------------------------
Net Increase(Decrease) in Cash                                            (82,495)      353,527           (104,602)      (177,512)
Cash at Beginning of Period                                               630,557       227,176            652,664        758,215
                                                                    ----------------------------    ------------------------------
Cash at End of Period                                                    $548,062      $580,703           $548,062       $580,703
                                                                    ============================    ==============================


Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                                 $577,301      $688,456         $1,632,717     $1,464,029
           Taxes Paid                                                      ($374)          None           $337,753       $682,715


                      See Notes to Consolidated Financial Statements

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

                                     Number of
                                   Shares of $.50
                                     Par Value          Common Stock         Capital                           Accumulated
                                     Common Stock       Issued and         in Excess of         Retained       Translation
                                    Outstanding        Outstanding          Par Value           Earnings       Adjustment
                                  -----------------  -----------------   -----------------  -----------------  --------------


Balance, March 31, 1996                  2,451,946         $1,225,973          $1,124,583         $5,905,652       ($93,819)

Issuance of Stock                          374,466            187,233           1,997,163

Currency Translation Activity                                                                                       (36,713)

Net Income                                                                                         2,059,736
                                  -----------------  -----------------   -----------------  -----------------  --------------

Balance, March 31, 1997                  2,826,412          1,413,206           3,121,746          7,965,388       (130,532)

Two for One Stock Split
   On 7/22/97                            2,853,692          1,426,846          (1,426,846)

Issuance of Stock                          150,838             75,419             532,217

Currency Translation Activity                                                                                         9,744

Net Income                                                                                           997,971
                                  -----------------  -----------------   -----------------  -----------------  --------------

Balance, March 31,1998                   5,830,942          2,915,471           2,227,117          8,963,359       (120,788)

Issuance of Stock                           90,950             45,475             282,778

Currency Translation Activity                                                                                      (109,811)

Net Income                                                                                           956,343
                                  -----------------  -----------------   -----------------  -----------------  --------------

Balance, Dec. 31, 1998                   5,921,892         $2,960,946          $2,509,895         $9,919,702      ($230,599)
                                  =================  =================   =================  =================  ==============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Borrowings
-------------------

On August 7, 1998, the Company refinanced its existing bank debt and entered into a new $32,000,000 Credit and Loan Agreement. This agreement is comprised of a $15,000,000 revolving credit agreement which matures on July 1, 2001, and two term loans. Term Loan A, in the amount of $8,500,000, requires quarterly repayments of $500,000 extending through the Term Loan A maturity date of January 1, 2003. Term Loan B, in the amount of $8,000,000, with a maturity date of June 1, 2007, requires interest only payments through April 1, 2001. Thereafter, aggregate quarterly payments sufficient to fully amortize the outstanding balance of Term Loan B at its maturity date of June 1, 2007 are required. Interest is payable on all Loans on a formula basis, at the Company's option, at rates related to prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. At December 31, 1998, interest paid on Term Loan A was at 1.60% above LIBOR or at prime; on Term Loan B, interest was paid at 2.15% above LIBOR or at 37.5% above prime. At December 31, 1998, $8,697,300 was borrowed under the Revolving Credit Facility; interest is determined on the revolving credit borrowings on the same basis that it is determined under Term Loan A. At December 31, 1998, interest was payable on the above loans at rates ranging from 7.16% to 7.75%.

Required payments under Term Loan A and Term Loan B are as follows:

                                                     Term Loan A                Term Loan B
                                                     -----------                -----------
         Jan. 1, 1999 -  Dec. 31, 1999               $2,000,000
         Jan. 1, 2000 -  Dec. 31, 2000               $2,000,000
         Jan. 1, 2001 -  Dec. 31, 2001               $2,000,000
         Jan. 1, 2002 -  Dec. 31, 2002               $2,000,000                 $  960,000
         Jan. 1, 2003 -  Dec. 31, 2003                 $500,000                 $1,280,000
         Jan. 1, 2004 -  Dec. 31, 2004                                          $1,280,000
         Jan. 1, 2005 -  Dec. 31, 2005                                          $1,280,000
         Jan. 1, 2006 -  Dec. 31, 2006                                          $1,280,000
         Jan. 1, 2007 -  Dec. 31, 2007                                          $  640,000

The Company has entered into a contract whereby the base rate it will pay on $10,000,000 of its debt equals LIBOR of 6.20% plus the appropriate markup over LIBOR as indicated above. This contract extends for 5 years from the date of the loan.

The Company is in compliance with all provisions of its loan agreement as of December 31, 1998.

Note 2 - Inventories
--------------------

The major classifications of inventory are as follows:

                                                                       December 31,                March 31,
                                                                           1998                      1998
                                                                           ----                      ----
               Raw Materials & Purchased Parts                         $ 4,304,941               $ 4,221,730
               Work in Process                                             641,953                   629,545
               Finished Products                                         6,658,262                 6,529,564
                                                                       -----------               -----------
                                                                        11,605,156                11,380,839
               Less Inventory Reserves                                    (826,834)                 (705,010)
                                                                       -----------               -----------
                                                                       $10,778,322               $10,675,829
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

The table below summarizes the amounts used to calculate basic and diluted earnings per share:

                                       NINE MONTHS ENDED DEC. 31, 1998                 NINE MONTHS ENDED DEC. 31, 1997
                               ---------------------------------------------   ---------------------------------------------
                                                  AVERAGE                                         AVERAGE
                                    NET          OUTSTANDING        PER             NET          OUTSTANDING        PER
                                 EARNINGS          SHARES          SHARE         EARNINGS          SHARES          SHARE
                               --------------  ---------------  ------------   --------------  ---------------  ------------

Basic Earnings
   Per Share                        $956,343        5,838,101         $0.16         $665,075        5,698,107         $0.12

Effect of Dilutive
   Options & Warrants                                 204,674                                         716,709
                               --------------  ---------------  ------------   --------------  ---------------  ------------

Diluted Earnings
   Per Share                        $956,343        6,042,775         $0.16         $665,075        6,414,816         $0.10
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

                                                   Number of                        Exercise
                                            Options and Warrants                      Price
                                            --------------------                      -----
               1998                                 880,700                       $4.19 - $9.25

               1997                                  12,000                               $9.25

Note 4 - Other Income, Gain on Sale of Property
----------------------------------------------
During the quarter ended December 31, 1998, the Company sold property formerly owned in Rochester, New York in anticipation of relocating its Instrument Division and Altek subsidiary to a single location. The pre-tax gain on that transaction totaled $244,494.

Note 5- Other Matters
---------------------
On February 9, 1999, the Company acquired all of the outstanding shares of the capital stock of Metermaster Inc., a Georgia corporation, by merging MM Acquisition Corp., a New York corporation and wholly-owned subsidiary of the Company, into Metermaster. A Form 8-K disclosing this transaction has been filed and as soon as practicable, but not later than April 12, 1999, a Form 8-K/A with required financial statements will be filed.

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

During the quarter, accounts receivable balances owing to the Company increased by $62,400 and Inventories owned by the Company increased by $170,600. Trade accounts payable increased by $1,584,700 during the quarter. This increase resulted from payment of amounts due others in accordance with our normal payment terms. The Company will strive to improve its cash flows and reduce bank borrowings from current levels during the balance of the current fiscal year through increased profitability, by reducing both accounts receivable and inventory balances, and by maintaining its trade payables at approximately that level which existed at December 31, 1998.

Results of Operations
---------------------

Comparison of October 1, 1998 - December 31, 1998
-------------------------------------------------
                                        to
                     October 1, 1997 - December 31, 1997
                     -----------------------------------


Sales totaled $16,830,500 in the quarter ended December 31, 1998. This compares to sales of $19,775,000 last year and represents a reduction of 14.9% in 1998 compared to 1997. The reduced level of sales in 1998 results from uncertain economic conditions which exist in Southeast Asia, an historically strong market for the Company, uncertainty which resulted in the U.S. market as the result of Asian uncertainty, and from the continuing low cost of oil which adversely impacts spending programs of many of the Company's most significant customers.

Cost of Product Sold totaled 66.9% of sales in 1998 versus 68.8% of sales in 1997. This improvement is the result of cost improvements made primarily in the Company's calibration services operation. Selling and Administrative expenses were reduced by 13.1% in 1998 compared to 1997. These reductions were the result of cost savings programs implemented by the Company in 1998. Interest Expense was 17.2% lower in 1998 compared to 1997. In addition, interest rates were lower in 1998 than they were in 1997.

Comparison of April 1, 1998 - December 31, 1998
-----------------------------------------------
                             To
                             --
                   April 1, 1997 - December 31, 1997
                   ---------------------------------

Sales totaled $51,128,617 in the nine-month period ended December 31, 1998. This represents a reduction of 12.6% from the same period one year ago and is the result of economic uncertainties which exist in Southeast Asia which adversely impact markets for Transmation's products throughout the world and of the continued low price of oil which also adversely impacts spending programs at many of Transmation's major customer locations.

Cost of Product Sold totaled 66.3% of sales in the nine months ended December 31, 1998 compared to 68.4% of sales in the nine months ended December 31, 1997. This improvement in 1998 is primarily the result of cost improvements made in the Company's cal-lab operation.

Sales and Administrative expenses were reduced by 8.8% in 1998 compared to the same nine month period in 1997. This reduction was the result of cost savings programs implemented by the Company during 1998. Interest expense was 13.2% lower in 1998 than in 1997 and is the result of lower average borrowings in 1998 compared to 1997 and lower rates.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------

               None

Item 6.        Exhibits and Reports on Form 8-K
-------        --------------------------------
               a.   See Index to Exhibits.

               b.   Reports on Form 8-K.

                    No reports on Form 8-K have been filed during the quarter for which this report is filed.





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           TRANSMATION, INC.



Date     February    5  , 1999             /s/ Eric W. McInroy
     ---------------------------------     -------------------------------------
                                           Eric W. McInroy
                                           President and CEO


Date     February    5  , 1999             /s/ John A. Misiaszek
     ---------------------------------     -------------------------------------
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

(4)   Instruments defining the rights of security holders, including indentures

(a) Credit and Loan Agreement dated August 7, 1998 between Transmation, Inc. and KeyBank National Association is incorporated herein by reference to
      Exhibit 4(a) to the Registrant's Form 10-Q for the quarter ended September 30, 1998.

(10)  Material Contracts

      The documents listed under (4) are incorporated herein by reference.

      * (a) Amendment No. 4 to the Transmation, Inc. Directors' Stock Plan is included herein as Exhibit 10(a) and supersedes Exhibit 10(h) to the Registrant's Form 10-Q for the quarter ended June 30, 1997.

      *(b) Non-Statutory Stock Option Agreement dated as of October 28, 1998 by and between Transmation, Inc. and John A. Misiaszek is included herein as
      Exhibit 10(b).

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


-----------------
*        Exhibit filed with this Report

                                                                   EXHIBIT 10(a)

                                                  as corrected November 30, 1998

                                 AMENDMENT NO. 4
                                     TO THE

                                TRANSMATION, INC.
                              DIRECTORS' STOCK PLAN

                            EFFECTIVE APRIL 25, 1997


        WHEREAS, Transmation, Inc., an Ohio corporation (the "Company"), has established the Transmation, Inc. Directors' Stock Plan, effective January 17, 1995, as last amended on October 23, 1996 (the "Plan"); and

        WHEREAS, deeming it appropriate and advisable so to do, and pursuant to
Section 8 of the Plan, the Board of Directors of the Company has authorized, approved and adopted the further amendment to the Plan set forth herein;

        NOW, THEREFORE, the Plan is hereby further amended, effective April 25, 1997, as follows:

         1. The first sentence of Section 3(a) "ANNUAL AWARDS" of Section 3. "STOCK AWARDS" of the Plan is hereby amended to provide in its entirety as follows (with the remainder of said Section 3(a) being unchanged and unaffected by this Amendment and continuing in full force and effect):

        "Each Participating Director shall receive an Award of 1,333 Shares for each full year during which he serves as a Director; provided, however, that if, on the date of any such Award, 1,333 Shares has an aggregate market value in excess of $10,000, then such Award shall instead be in the amount of the largest number of whole Shares that has an aggregate market value not exceeding $10,000."

         2. Except as amended hereby, the Plan shall remain in full force and effect in accordance with its terms.


        THIS AMENDMENT NO. 4 TO THE TRANSMATION, INC. DIRECTORS' STOCK PLAN WAS AUTHORIZED, APPROVED AND ADOPTED BY THE BOARD OF DIRECTORS OF THE COMPANY ON APRIL 22, 1997.


                                           /s/ JOHN A. MISIASZEK
                                           -------------------------------------
                                           JOHN A. MISIASZEK, SECRETARY

                                                                   EXHIBIT 10(b)

         NON-STATUTORY STOCK OPTION AGREEMENT


        THIS NON-STATUTORY STOCK OPTION AGREEMENT is made as of October 28, 1998 by and between TRANSMATION, INC., an Ohio corporation (the "Company"), and JOHN
A. MISIASZEK (the "Optionee").

        The parties agree as follows:

        1. GRANT OF OPTION. The Company hereby grants to the Optionee an option (the "Option") to purchase an aggregate of 25,000 Shares under the terms and conditions hereof. As used in this Agreement, the term "Shares" shall mean shares of the Company's common stock, par value $.50 per share (the "Common Stock"), or other securities resulting from an adjustment under Section 9.

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

         (d) October 27, 2003.

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

         (b) In the event that the Optionee shall die (i) while he is an employee of the Company or a Subsidiary, or within three months after termination of such employment, and (ii) prior to the complete exercise of the Option, then the Option may be exercised, within the applicable term provided by
Section 2, by the Optionee's estate or by such person(s) to whom the Optionee's rights hereunder shall have passed under his will or the laws of descent and distribution. In such event, as used herein the term "Optionee" shall mean the Optionee's estate or such person(s).

        4. PRICE. The price of each Share purchased upon exercise of the Option shall be $3.785 (that being the last transaction price of the Common Stock on October 28, 1998 quoted by The Nasdaq Stock Market).

        5. SCHEDULE AND METHOD OF EXERCISE.

         (a) Subject to the provisions of Section 2, the Option shall be exercisable as follows:

            (i)   as to 5,000 Shares beginning on October 28, 1998 and
                        terminating on October 27, 2003;

            (ii)  as to an additional 5,000 Shares beginning on October 28, 1999 and terminating on October 27, 2003;

            (iii) as to an additional 5,000 Shares beginning on October 28, 2000 and terminating on October 27, 2003;

            (iv)  as to an additional 5,000 Shares beginning on October 28, 2001 and terminating on October 27, 2003; and

            (v)   as to an additional 5,000 Shares beginning on October 28, 2002 and terminating on October 27, 2003.

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


         TRANSMATION, INC.


                                       By:
                                          --------------------------------------
                                           Eric W. McInroy
                                           President and Chief Executive Officer



                                       -----------------------------------------
                                       JOHN A. MISIASZEK