Form 10-K
period 1999-03-31
TRANSMATION INC
filed 1999-06-29
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the fiscal year ended       March 31, 1999
                                 -----------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                         to
                                ----------------------    -----------------

                          Commission file number 0-3905

                                TRANSMATION, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                         16-0874418
-------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

  10 Vantage Point Drive, Rochester, NY                      14624
----------------------------------------             ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                      ------------------------

-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

       Title of each class          Name of each exchange on which registered
-------------------------------     -------------------------------------------
              None                                   None
-------------------------------     -------------------------------------------

-------------------------------     -------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

-------------------------------------------------------------------------------
                                (Title of Class)

                          Common Stock $0.50 Par Value
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark [X] whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                               TOTAL PAGES - _____

Indicate by check mark [X] if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. (        )

The aggregate market value of the voting stock held by non-affiliates of the registrant is $17,941,736 as of the close of business June 16, 1999. Market value is determined by reference to the final NASDAQ quotation of the price paid for Transmation stock as of that date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on June 16, 1999.

                   Class                     Number of Shares Outstanding
                   Common                            5,945,129
                   ------                    ----------------------------

Documents incorporated by reference and the part of Form 10-K into which they are incorporated are listed hereunder.

             Part of Form 10-K         Document Incorporated
             -----------------         ---------------------

                 Part III Registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held on August 17, 1999

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

The principal market for Transmation's products and services is within the process industry and is primarily directed to the petroleum refining and chemical manufacturing industries, and secondarily to the pulp and paper, gas pipeline and primary metals industries. Transmation's sales are accomplished through a catalog distribution division, the Transcat Division ("Transcat"), and a manufacturing subsidiary, Altek Industries Corp. ("Altek"), and four foreign sales subsidiaries.

Sales of test, measurement and calibration equipment and services are principally made through Transcat, which sells through a catalog distributed to existing and prospective customers, and through salespeople in selected locations in the United States and Canada. Transcat sells Transmation-manufactured products and re-sells the products of approximately 250 other manufacturers through an annual catalog, which is currently approximately 900 pages. To date, more than one million catalogs have been distributed through this part of Transmation's sales and marketing effort. In addition to the annual catalog, Transcat makes periodic mailings to existing and prospective customers to spur additional sales as well as to generate names for future catalog or product mailings. In 1999, Transcat introduced Transcat.com(R), an Internet site containing much of Transcat's catalog "on-line," making on-line commerce available for Transcat's customers.

In addition to catalog and Internet sales, Transmation engages in direct sales of test, measurement and calibration equipment and services as well as process monitoring instrumentation. The Company employs over 25 direct sales people and sales managers in Transcat. The Company also maintains one regional sales manager in Singapore. In addition, the Company has arrangements with over 60 sales representative and distributor organizations, each employing one or more sales engineers, located in other areas of concentrated demand for Transmation's products in the United States, Canada, the Far East, Central and South America, Australia, the Middle East and Eastern and Western Europe. These sales representatives and distributors either promote Transmation's products on a commission basis or purchase them from Transmation at a discount and resell to end users at a gross price.

The Company's Transcat CalLab operations, which are ISO 9002 registered, provide periodic calibration and repair services for customers owning instrumentation manufactured by others and by Transmation. At March 31, 1999, there were Transcat CalLab facilities in 17 locations in the United States and Canada.

The Company's manufacturing operations, located in Rochester, New York, primarily develop, manufacture and sell electronic and pneumatic instrumentation used to calibrate and test instrumentation used primarily in the process industries. The facility has ISO 9001 registration.

The Company's value added operations, which customize, modify and repair analog gauges, are located in Baltimore, Maryland, Cleveland, Ohio, and Phoenix, Arizona.

Since the beginning of fiscal 1997, Transmation has expanded its business through three acquisitions:

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

         Metermaster Acquisition. In February 1999, the Company acquired the capital stock of Metermaster Inc., a distributor of electronic test, measurement and calibration instrumentation and value-added provider of analog gauges, for approximately $1,500,000 plus the repayment of approximately $3,100,000 of bank debt. As the result of this acquisition, the Company has added a significant base of potential new customers, added significantly to its value-added business, and acquired a presence in potentially significant new market territories not formerly served by Transmation.

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

         The Company's principal executive offices are located at 10 Vantage Point Drive, Rochester, New York 14624. Its telephone number is (716) 352-7777.

         The following information is set forth as it is deemed material to an understanding of the business of the registrant:

         COMPETITION. The market to which the Company sells the products it manufactures is highly competitive, and the Company expects that competition will increase in the future. Failure to keep pace with rapid technological advances, which characterize the industry, could adversely affect the Company's competitive position with respect to the products it manufactures and the way it distributes its products. In its manufacturing operation, the Company competes on the basis of price, performance, inventory availability, quality, reliability and customer service and support. To maintain its competitive position with respect to manufactured product, the Company must continue to develop new products, periodically enhance its existing products, reduce its cost of manufacturing such products, maintain the quality of its products and compete effectively in the areas described above. Although the Company believes that its products are competitive in each of the above-described areas, there can be no assurance that existing or future competitors, some of which have greater financial resources than the Company, will not introduce comparable or superior products incorporating more advanced technology at lower prices. The Company's competitors are numerous, ranging from large corporations to many relatively small and highly specialized firms. Although no single company competes in all of the Company's product markets, some of the major competitors which compete in the Company's individual product markets include Fluke Corporation, Beta (a division of Hathaway Corporation) and certain divisions of Ametek Corporation. Some of these competitors have more extensive sales, distribution, engineering, manufacturing and/or marketing capabilities and substantially greater financial, technological and personnel resources than does the Company.

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

         Significant Customers
         ---------------------

         There were no sales to any customer or controlled group which amounted to 10 percent or more of the Company's consolidated net sales during the years 1999-1997, nor is the Company dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

         Backlog
         -------

         At the close of the fiscal year ended March 31, 1999, Transmation had a firm order backlog of approximately $2,483,000 as compared to $2,485,000 in 1998 and $1,460,000 in 1997.

         It is anticipated that 100 percent of Transmation's backlog existing on March 31, 1999 will be filled by shipments in fiscal year 2000. Transmation's cycle of sales to delivery at the present time is 1 day to 12 weeks on all product categories except for process monitoring systems, where the cycle is 10-40 weeks. However, backlog has generally not been a significant factor in Transmation's business.

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

         Research and Development
         ------------------------

         During the fiscal year ended March 31, 1999, Transmation expended approximately $1,616,747 in research and development as compared with an approximate expenditure of $1,660,110 in 1998 and $1,560,974 in 1997. The research and development costs in fiscal 1999 reflected the Company's efforts in all of its product lines in its Altek subsidiary.

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

         Employees
         ---------

         Transmation employed 418 persons as of March 31, 1999 in all aspects of its business. At March 31,1998, Transmation employed 407 persons (including 3 part-time employees). At March 31, 1997, Transmation employed 250 persons of which 2 were part-time. The EIL acquisition on April 4, 1997 increased Transmation's number of employees to 496. None of Transmation's employees is subject to collective bargaining agreements.

         Since April 1996, the Company has acquired one manufacturing business and two businesses engaged in the distribution and service of products. This has resulted in a 150% increase in the Company's work force, the addition of three value added operations and the addition of 12 service facilities. The Company is in the process of integrating the acquired operations and efforts are underway to assimilate into Transmation the products and services formerly sold independently by the acquired businesses, their operations, corporate cultures, product lines, personnel, management information systems, financial control systems, facilities infrastructure and customer relationships. There can be no assurance that the Company will be successful in these efforts. If the Company is unable to integrate and manage all of the elements of these acquisitions effectively and efficiently, it could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

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

         Information as to classes of similar products:
         ----------------------------------------------

                                                                             Percent of Net Sales
                                                                             --------------------
                                                                           1999      1998      1997
                                                                           ----      ----      ----
         Test, Measurement & Calibration Equipment
         and Service                                                       97.7      97.9      94.2

         Process Monitoring Instrumentation
         and Service                                                        2.3       2.1       5.8

         There was no significant change in the mix of products sold in 1999 compared to 1998. The change in sales mix from 1997 to 1998 is primarily the result of increased sales of resale product and service of test, measurement and calibration equipment to the U.S. marketplace resulting from increases in the number of company employed sales personnel in the Company's Transcat division and from significant catalog mailings to customers and prospective customers during fiscal 1998-1997 in the Company's Transcat division. Additionally, all sales resulting from the Company's Altek Industries Corp. subsidiary, acquired on April 3, 1996, were of calibration products and sales which resulted from the Company's acquisition of the sales and service division of EIL Instruments in April 1997 were of service and calibration products.

         Information Regarding Export Sales
         ----------------------------------

         Approximately 18.8 percent of Transmation's sales in 1999 resulted from sales in foreign countries. This compares with 19.1 percent of sales in 1998 and
27.8 percent of sales in 1997. In 1999, the percentage of foreign sales decreased compared to 1998 as the result of continuing unsettled economic conditions which continued in the Far East, a major Transmation market. In 1998, the percentage of foreign sales decreased as compared to 1997 as the result of the Company's acquisition of the assets of EIL Instruments. The EIL business acquired was and is primarily conducted in the U.S. Sales in foreign countries generate relatively the same profit margins as domestic sales. Management believes that the relative lower value of the dollar compared to foreign currencies that existed for several years through 1997 had a positive effect on international sales. During fiscal 1998, many Asian currencies weakened significantly compared to the U.S. dollar and that weakness continued throughout 1999. The Company believes the stronger U.S. dollar contributed to reduced sales in 1999 and 1998, below levels which would otherwise have been anticipated from Asian markets. Those markets are areas of significant market potential for the Company. Management believes that continued weakness in Asian currencies will continue to have a negative influence on our future sales to Asia although it is impossible to predict the magnitude of such impact. In addition, Transmation's revenues are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

         The information contained in Notes 2 and 3 to the Financial Statements of this report is incorporated herein by reference.

Item 2.  Properties
-------------------

During 1999, Transmation sold its former facility at Mt. Read Boulevard in Rochester, New York for net proceeds totaling approximately $423,000. The operations of both its former Instrument Division manufacturing division and its Altek subsidiary were consolidated into a facility of approximately 26,000 sq. ft. at 35 Vantage Point Drive in Rochester, New York on April 1, 1999.

In addition, Transmation has leased an additional 24,000 square feet of space in Rochester. This space is being used for certain executive, administrative, sales, service and manufacturing purposes. The lease for this space will expire in October, 2002.

Transmation also leases an additional 9,500 square feet presently vacant and formerly used to house the operations of its Altek subsidiary. This lease will expire in fiscal 2000.

Various sales office and CalLab space is leased by the Company and its subsidiary, Transmation (Canada), Inc., and is considered adequate to meet both present and future needs in those locations. (See Note 7 to the Financial Statements.)

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




                                     Part II
                                     -------


Item 5.  Market for Registrant's Common Equity and Related Stockholder
----------------------------------------------------------------------
         Matters
         -------

The Company's Common Stock is traded in the NASDAQ National Market System. A record of actual transactions in Transmation's stock is reflected in the table below:

                                         First       Second            Third    Fourth
                                        Quarter      Quarter          Quarter   Quarter
                                        -------      -------          -------   -------

         1999              High          $8.50         $6.31             $4.75     $5.38
                           Low            6.00          3.00              2.88      2.63

         1998              High          $9.75         $9.88             $9.75     $9.00
                           Low            6.00          6.88              6.75      7.00



At June 8, 1999 there were approximately 936 shareholders. The Company has paid no cash dividends since its inception, and under terms of a revolving credit agreement with a bank may not pay such dividends without prior bank approval.

Item 6.
-------

                                TRANSMATION, INC.
                             SELECTED FINANCIAL DATA

                                                  Y E A R    E N D E D    M A R C H    31,
                                     ------------------------------------------------------------------
                                            1999                   1998                    1997
                                     -------------------    --------------------    -------------------
Net Sales                                   $69,744,875             $78,483,565            $47,311,224
                                     -------------------    --------------------    -------------------
Operating Income                             $3,756,122              $4,187,289             $3,435,961
                                     -------------------    --------------------    -------------------
Net Income                                   $1,049,101                $997,971             $2,059,736
                                     -------------------    --------------------    -------------------

Income Per Share
     Basic                                         $.18                    $.17                   $.37
                                     -------------------    --------------------    -------------------
Income  Per Share
     Diluted                                       $.17                    $.16                   $.35
                                     -------------------    --------------------    -------------------

Total Assets                                $57,295,584             $51,875,214            $25,858,358
                                     -------------------    --------------------    -------------------

Long-Term Debt                              $26,166,900             $21,752,922             $6,000,000
                                     -------------------    --------------------    -------------------


                                            1996                   1995
                                     -------------------    --------------------

Net Sales                                   $38,449,758             $37,293,872
                                     -------------------    --------------------
Operating Income                             $2,165,037                $915,481
                                     -------------------    --------------------
Net Income                                   $1,234,723                $381,785
                                     -------------------    --------------------

Income Per Share
     Basic                                         $.26                    $.08
                                     -------------------    --------------------
Income Per Share
     Diluted                                       $.24                    $.08
                                     -------------------    --------------------

Total Assets                                $15,701,727             $16,293,407
                                     -------------------    --------------------

Long-Term Debt                               $2,050,800              $4,064,426
                                     -------------------    --------------------


The Company has paid no cash dividends since its inception.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations
---------------------

Increases (Decreases) in Consolidated Operating Results Compared To Prior Year

                                                                $000
                                                -----------------------------------------
                                                    1999                    1998
                                                -----------------------------------------
                                                Change from            Change from
                                                 Prior Year    %        Prior Year     %
                                                 ----------  ---       ----------    ---
         Net Sales                                ($8,739)   (11)         $31,172     66
         Costs and Expenses:
           Cost of Product Sold                    (6,906)   (13)          24,707     86
           Selling & Admin. Expenses               (1,358)    (7)           5,614     41
           Research & Develop. Costs                  (44)    (3)              99      6
           Interest Expense                          (331)   (13)           1,914    301
                                                -----------------------------------------
         Income from Operations                      (100)    (6)          (1,162)   (41)
         Other Income                                 246                    (479)
                                                -----------------------------------------
         Income Before Income Taxes                   146      9           (1,641)   (50)
         Provision for Income Taxes                    95     15             (580)   (47)
                                                -----------------------------------------
         Net Income                                   $51      5          ($1,061)   (52)
                                                -----------------------------------------
         Earnings Per Share -Diluted                 $.01      6            ($.19)   (54)
                                                -----------------------------------------


Net Sales
---------

The 11% decrease in net sales in 1999 compared to 1998 is attributable to lower demand for Transmation's products and services as the result of continued economic uncertainties in the Far East, a major market for the Company, and as the result of low oil prices throughout much of fiscal 1999 which reduces economic activity in major markets which the Company serves. The 66% sales increase in 1998 was attributable to the Company's acquisition of the Sales and Service divisions of E.I.L. Instruments Inc. in April 1997.

Cost of Product Sold
--------------------

Cost of product sold decreased by 13% in 1999 compared to 1998. This decrease resulted from lower sales volumes in 1999 vs. 1998 and from cost savings initiatives in 1999 in both the Company's manufacturing and service organizations. Cost of product sold increased by 86% in 1998 compared to 1997. This increase resulted from proportionately greater sales through the Company's Transcat division in 1998 compared to 1997. Gross margins on distribution and service sales achieved through the Company's Transcat division are lower than in the Company's manufacturing division.

Selling and Administrative Expenses
-----------------------------------

Selling and administrative expenses decreased by 7% in 1999 compared to 1998. This decrease is the result of cost savings initiatives implemented in the Company's Sales and Administrative departments throughout fiscal 1999. Selling and administrative expenses in 1998 increased by 41% compared to 1997 but as a percentage of sales fell to 24.4% from 28.7%. The increased spending was the result of an increase in sales and marketing related costs which were added as a result of the Company's April 1997 acquisition of the Sales and Service divisions of E.I.L. Instruments Inc. Additionally, goodwill amortization resulting from acquisitions totaled $1,007,000 in 1998 compared to $313,600 in 1997. Overall, economies of scale resulted in lower total sales and administrative expenses as a percentage of sales in 1998 compared to 1997.

Research and Development
------------------------

Research and development costs decreased by 3% in 1999 compared to 1998. Spending in the research and development effort is considered appropriate to enable the Company to maintain its strong competitive position in the marketplace. Research and development costs increased by 6% in 1998 compared to 1997. Spending in this area is considered appropriate to enable the Company to maintain its strong competitive position in the marketplace.

Interest Expense
----------------

Interest expense decreased by 13% in 1999 compared to 1998. This decrease is the result of a reduction in average borrowings outstanding during 1999 vs. 1998, and as the result of a new borrowing agreement which the Company entered into in August 1998 which called for the Company to pay lower rates than did the Company's previous debt agreement. Interest expense increased by 301% in 1998 compared to 1997. This increase is the result of financing the Company's acquisition of the Sales and Service divisions of E.I.L. Instruments in April 1997.

Other Income
------------

Other income in 1999 is comprised of the profit realized on the sale of the Company's former manufacturing facility in Rochester, NY. The Company consolidated both of its manufacturing operations into a single location on April 1, 1999. It is anticipated that the combined manufacturing operation will result in cost efficiencies being realized by the Company in the future.

Income Taxes
------------

The Company's effective tax rate was 41.3% of pretax profits in 1999 compared to 39.2% of profits in 1998. The higher tax rate in 1999 compared to 1998 is primarily the result of an increase in income in the Company's Canadian subsidiary, where higher tax rates exist. The Company's effective tax rate was 39.2% of pretax profits in 1998 compared to 37.2% of profits in 1997. The higher tax rate in 1998 compared to 1997 is primarily the result of the necessity to file returns in additional states as the result of the Company's acquisition of the Sales and Service divisions of E.I.L. Instruments in April 1997.

Impact of Inflation
-------------------

The effects of inflation have not been significant to Transmation during 1999-1997 because inflation rates have been relatively low.

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

LIQUIDITY AND CAPITAL RESOURCES:
--------------------------------

                                                               $000
                                                   -----------------------------
                                                    1999        1998        1997
                                                    ----        ----        ----
Cash Flows
----------
         Cash Provided (used) by:
                  Operating Activities             $4,642      $2,852      $1,561
                  Investing Activities            ($2,768)   ($24,084)    ($5,088)
                  Financing Activities            ($2,165)    $21,117      $4,118

Operating Activities
--------------------

Net cash from operations totaled $4,642,000 in 1999, an increase of $1,790,000 from 1998. Trade accounts receivable were reduced by $1,667,000 from amounts outstanding one year ago and trade accounts payable increased by $757,000 compared to last year (after giving consideration to such amounts as were purchased in the Metermaster acquisition). Additionally, depreciation and amortization increased by $346,000 in 1999 compared to 1998 providing additional cash flow. Inventories increased by $500,000 in 1999 compared to 1998 partially offsetting the favorable cash flow provided by the increased accounts payable.

Net cash from operations totaled $2,852,000 in 1998, an increase of $1,291,000 from 1997. Although net income decreased by $1,062,000 in 1998 compared to 1997, depreciation and amortization increased by $1,701,000. In addition, trade accounts receivable were reduced by $701,000 from amounts outstanding one year ago (after giving consideration to receivables purchased in the E.I.L acquisition). Inventories increased by $643,000 in 1998 and trade accounts payable increased by $295,000 as an offset to the inventory increase. Other liabilities, principally interest which resulted from additional borrowings in 1998 as the result of the E.I.L acquisition, increased by $793,000 compared to 1997. Income taxes payable were $454,000 lower in 1998 compared to 1997 due to Transmation's lower profitability in 1998 vs 1997.

Investing Activities
--------------------

Cash used in investing activities totaled $2,768,000 in 1999 compared to $24,084,000 in 1998. The Company invested $1,489,000 in its purchase of Metermaster Inc. in February 1999, $22,000,000 in its purchase of the Sales and Service divisions of E.I.L. Instruments in April 1997, and $6,637,500 in its purchase of Altek Industries Corp. in April 1996. Capital assets acquired totaled $1,702,000 in 1999, $2,084,000 in 1998, and $815,000 in 1997.
Additionally in 1999, the Company sold its former manufacturing facility in Rochester, NY for net proceeds totaling $423,000.

Financing Activities
--------------------

In 1999, the Company used $2,165,000 to reduce debt. Proceeds from long-term debt totaled $7,428,000 in 1999 and such proceeds were used to repay $2,500,000 of Notes Payable which existed at March 31, 1998. Additionally, the Company used proceeds from long-term debt to reduce amounts due under its revolving credit by $5,780,000, repay term debt of $1,264,000, and repurchase $453,000 of its common stock (119,358 shares) in 1999. The Company received $405,000 from the issuance of stock under its stock option program in 1999.

Financing activities generated $16,999,000 more cash in 1998 than in 1997. $21,223,000 of additional bank debt was added in 1998 to finance the Company's operations, acquire the assets of the former sales and service divisions of EIL Instruments and to repay $600,000 of debt related to the Company's April 1996 acquisition of Altek Industries Corp. During 1998, employees and directors exercised options and warrants which provided $261,000 more cash to the Company as the result of such transactions in 1998 compared to 1997.

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



Item 7a. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

The Company's exposure to changes in interest rates results from investing and borrowing activities. The Company has entered into interest rate swap agreements to effectively limit its exposure to upward interest rate movements. These financial instruments have the effect of changing the interest rate of the original borrowing with the objective of minimizing the Company's risk relative to potential increases in interest rates. The maturities of these instruments are closely matched with maturities of the underlying debt. The notional principal amount of these derivative instruments was $15,000,000 at March 31, 1999. Underlying base fixed interest rates on these instruments ranged from 5.82% to 6.20% and are periodically adjusted to reflect leverage ratios under the loans. At March 31, 1999, rates ranged from 8.22% to 8.60%. (There were no similar instruments at March 31, 1998.) This activity resulted in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt as of March 31, 1999. Interest rate swaps effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as adjustments to interest expense. The estimated amount that the Company would pay to terminate the agreements at March 31, 1999, taking into account current interest rates and the current creditworthiness of counterparties, is $298,279.

The counterparty to the financial instruments discussed above expose the Company to credit risks to the extent of non-performance. The credit rating of the counterparty, which is the Company's main lender, is regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated.

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------



                                TRANSMATION, INC.

                          INDEX TO FINANCIAL STATEMENTS




Document                                                                        Page
--------                                                                        ----

Report of Independent Accountants                                                16

Consolidated Balance Sheet - March 31, 1999, 1998                                17

Consolidated Statement of Income - March 31, 1999, 1998, 1997                    18

Consolidated Statement of Cash Flows - March 31, 1999, 1998, 1997                19

Consolidated Statement of Stockholders' Equity -

         March 31, 1999, 1998, 1997                                              20

Notes to Consolidated Financial Statements                                     21 - 32

Schedule VIII - Valuation and Qualifying Accounts -

         March 31, 1999, 1998, 1997                                              33




All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



May 14, 1999



To the Stockholders of
Transmation, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transmation, Inc. and its subsidiaries at March 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

Rochester, New York

                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                    March 31,                  March 31,
ASSETS:                                                                1999                       1998
                                                                 -----------------          -----------------

Current Assets:
      Cash                                                               $282,625                   $652,664
      Accounts Receivable, less allowance
        for doubtful accounts of $549,000 in
        1999, and $592,000 in 1998                                     13,301,156                 12,540,347
      Inventories                                                      12,009,770                 10,675,829
      Income Taxes Receivable                                             371,673
      Prepaid Expenses and Deferred Charges                             1,905,008                  1,344,799
      Deferred Tax Assets                                                 257,480                    540,172
                                                                      -----------                -----------
      Current Assets                                                   28,127,712                 25,753,811
Properties, at cost, less accumulated
      Depreciation                                                      6,886,231                  6,405,053
Goodwill, less accumulated amortization of
      $2,473,621 in 1999 & $1,320,500 in 1998                          21,738,856                 19,199,947
Deferred Charges                                                          214,295                    204,308
Deferred Income Taxes                                                      65,692                     58,582
Other Assets                                                              262,798                    253,513
                                                                      -----------                -----------
                                                                      $57,295,584                $51,875,214
                                                                      ===========                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Notes Payable                                                                               $2,500,000
      Current Portion of Long-Term Debt                                $2,200,000                  2,856,000
      Accounts Payable                                                 11,423,358                  7,861,779
      Accrued Payrolls, Commissions & Other                             2,167,714                  2,174,389
      Income Taxes Payable                                                                           234,984
                                                                      -----------                -----------
      Current Liabilities                                              15,791,072                 15,627,152
Long-Term Debt                                                         26,166,900                 21,752,922
Deferred Compensation                                                     431,609                    509,981
                                                                      -----------                -----------
                                                                       42,389,581                 37,890,055
                                                                      -----------                -----------

Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 15,000,000 shares                                  2,966,371                  2,915,471
      Capital in Excess of Par Value                                    2,581,055                  2,227,117
      Accumulated Other Comprehensive Income                            (200,568)                  (120,788)
      Retained Earnings                                                10,012,460                  8,963,359
                                                                      -----------                -----------
                                                                       15,359,318                 13,985,159
Treasury stock, at cost, 119,358 shares at 3/31/99                      (453,315)
                                                                      -----------                -----------
                                                                       14,906,003                 13,985,159
                                                                      -----------                -----------
                                                                      $57,295,584                $51,875,214
                                                                      ===========                ===========

                 See notes to consolidated financial statements

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME

                                                                    Year Ending March 31,
                                                    1999                1998                 1997
                                              -----------------   ------------------   -----------------

Net Sales                                          $69,744,875          $78,483,565         $47,311,224
                                                   -----------          -----------         -----------

Costs and Expenses:
      Cost of Product Sold                          46,535,330           53,441,287          28,733,887

      Selling & Administrative Expenses             17,836,676           19,194,879          13,580,402

      Research & Development Costs                   1,616,747            1,660,110           1,560,974

      Interest Expense                               2,216,262            2,547,218             633,638
                                                   -----------          -----------         -----------

                                                    68,205,015           76,843,494          44,508,901
                                                   -----------          -----------         -----------

                                                     1,539,860            1,640,071           2,802,323

Other Income, Gain on Sale of Land                     246,341                                  479,013
                                                   -----------          -----------         -----------

Income Before Income Taxes                           1,786,201            1,640,071           3,281,336

Provision for Income Taxes                             737,100              642,100           1,221,600
                                                   -----------          -----------         -----------

Net Income                                          $1,049,101             $997,971          $2,059,736
                                                   ===========          ===========         ===========

Earnings Per Share - Basic                                $.18                 $.17                $.37
                                                   ===========          ===========         ===========

Earnings Per Share - Diluted                              $.17                 $.16                $.35
                                                   ===========          ===========         ===========


                 See notes to consolidated financial statements

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                Year Ending March 31,

                                                                    1999                1998                 1997
                                                              -----------------   -----------------    -----------------
Cash Flows from Operating Activities
      Net Income                                                    $1,049,101            $997,971           $2,059,736
      Adjustments to reconcile net income to
      net cash provided from operating activities:
           Depreciation and Amortization                             3,057,424           2,711,779            1,010,656
           (Increase)Decrease in CSV of
               Life Insurance Policies                                 (9,285)             (2,196)               21,728
           Provision for Losses on Accounts Receivable               (108,000)              37,191             (32,000)
           Deferred Income Taxes                                       782,982              22,000            (205,094)
           Gain on Sale of Land, Net                                 (246,341)                                (479,013)
      Changes in Assets and Liabilities
           Accounts Receivable                                       1,667,477             700,688            (776,027)
           Inventories                                               (500,454)           (642,593)            (457,470)
           Prepaid Expenses & Deferred Charges                       (398,607)           (219,878)               23,475
           Other Assets                                                                    284,277            (286,473)
           Accounts Payable                                            757,001             295,054              122,865
           Other Liabilities                                         (723,835)           (793,304)              358,216
           Income Taxes Receivable/Payable                           (606,657)           (454,477)              288,895
           Deferred Compensation                                      (78,372)            (84,045)             (88,567)
                                                              -----------------   -----------------    -----------------
Net Cash Provided by Operating Activities                            4,642,434           2,852,467            1,560,927
                                                              -----------------   -----------------    -----------------

Cash Flows from Investing Activities:
      Purchase of EIL Instruments                                                     (22,000,000)
      Proceeds from Sale of Land, Net                                  423,000                                  527,749
      Purchase of Altek Industries Corp.                                                                    (4,800,000)
      Purchase of Metermaster Inc.                                 (1,488,553)
      Purchase of Properties                                       (1,702,397)         (2,084,320)            (815,349)
                                                              -----------------   -----------------    -----------------
Net Cash used in Investing Activities                              (2,767,950)        (24,084,320)          (5,087,600)
                                                              -----------------   -----------------    -----------------

Cash Flows from Financing Activities:
      Purchase of Treasury Shares                                    (453,315)
      (Decrease)Increase in Notes Payable                          (2,500,000)           1,900,000              600,000
      Repayment of Long-Term Debt                                  (1,264,000)           (714,000)
      Revolving Line of Credit, Net                                (5,780,266)           6,822,922            3,170,659
      Issuance of Common Stock                                         404,838             607,636              346,896
      Proceeds from Long-Term Debt                                   7,428,000          12,500,000
                                                              -----------------   -----------------    -----------------
Net Cash (Used)Provided by Financing Activities                    (2,164,743)          21,116,558            4,117,555
                                                              -----------------   -----------------    -----------------
Effect of Exchange Rates on Cash                                      (79,780)               9,744             (36,713)
                                                              -----------------   -----------------    -----------------
Net (Decrease)Increase in Cash                                       (370,039)           (105,551)              554,169
Cash at Beginning of Period                                            652,664             758,215              204,046
                                                              -----------------   -----------------    -----------------
Cash at End of Period                                                 $282,625            $652,664             $758,215
                                                              =================   =================    =================

Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                            $2,269,866          $2,517,840             $555,069
           Taxes Paid                                                 $642,094          $1,052,268           $1,043,883

                 See notes to consolidated financial statements

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                  Number of                                                        Accumu-
                                Shares of $.50                                                      lated
                                  Par Value       Common Stock      Capital                       Other Com-
                                 Common Stock      Issued and     in Excess of      Retained      prehensive
                                 Outstanding      Outstanding      Par Value        Earnings      (Loss)Income
                                ---------------  ---------------  -------------   -------------   -----------
Balance, March 31, 1996              2,451,946       $1,225,973     $1,124,583      $5,905,652     ($93,819)

Components of Comprehensive
Income:
   Net Income                                                                        2,059,736
  Currency Translation                                                                              (36,713)


Total Comprehensive Income
Issuance of Stock                      374,466          187,233      1,997,163
                                ---------------  ---------------  -------------   -------------   -----------

Balance March 31, 1997               2,826,412        1,413,206      3,121,746       7,965,388     (130,532)

Components of Comprehensive
Income:
  Net Income                                                                           997,971
  Currency Translation                                                                                 9,744


Total Comprehensive Income
Issuance of Stock                      150,838           75,419        532,217
Two for One Stock Split
  on July 22, 1997                   2,853,692        1,426,846    (1,426,846)
                                ---------------  ---------------  -------------   -------------   -----------

Balance, March 31, 1998              5,830,942        2,915,471      2,227,117       8,963,359     (120,788)

Components of Comprehensive
Income:
  Net Income                                                                         1,049,101
  Currency Translation                                                                              (79,780)


Total Comprehensive Income
Issuance of Stock                      101,800           50,900        353,938
Share Repurchase
                                ---------------  ---------------  -------------   -------------   -----------

Balance, March 31, 1999              5,932,742       $2,966,371     $2,581,055     $10,012,460    ($200,568)
                                ===============  ===============  =============   =============   ===========





                                 Treasury
                                  Stock           Total
                                -----------    ------------
Balance, March 31, 1996                         $8,162,389

Components of Comprehensive
Income:
   Net Income                                    2,059,736
  Currency Translation                            (36,713)
                                               ------------
Total Comprehensive Income                       2,023,023
Issuance of Stock                                2,184,396
                                               ------------

Balance March 31, 1997                          12,369,808

Components of Comprehensive
Income:
  Net Income                                       997,971
  Currency Translation                               9,744
                                               ------------
Total Comprehensive Income                       1,007,715
Issuance of Stock                                  607,636
Two for One Stock Split
  on July 22, 1997
                                               ------------

Balance, March 31, 1998                         13,985,159

Components of Comprehensive
Income:
  Net Income                                     1,049,101
  Currency Translation                            (79,780)
                                               ------------
Total Comprehensive Income                         969,321
Issuance of Stock                                  404,838
Share Repurchase                ($453,315)       (453,315)
                                -----------    ------------

Balance, March 31, 1999         ($453,315)     $14,906,003
                                ===========    ============

                See notes to consolidated financial statements.

                                TRANSMATION, INC.
                                -----------------

         NOTES TO FINANCIAL STATEMENTS - MARCH 31, 1999, 1998, AND 1997
         --------------------------------------------------------------



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

Foreign Operations

The accounts of Transmation's foreign subsidiaries are maintained in the local currency of the countries in which they operate and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards No.
52. Accordingly, accounts representing assets and liabilities, except for long-term intercompany and equity accounts, have been translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of subsidiaries' balance sheets into U.S. dollars are recorded directly to the accumulated comprehensive income component of stockholders' equity. Currency gains and losses on business transactions are included in net income. In 1999 and 1998 transaction losses totaled $53,965 and $59,303 respectively. In 1997 transaction gains totaled $1,336.

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

Deferred Catalog Costs

Costs relating to mail order catalogs are amortized over a two-year period beginning in the month of distribution. Such amortization periods approximate the estimated productive life of a catalog. Prepaid expenses and deferred charges at March 31, 1999, 1998, and 1997 consist principally of the unamortized balance of costs associated with the catalogs. Catalog costs expensed in 1999, 1998, and 1997 were $1,369,224, $1,059,418, and $1,040,716, respectively.

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

Stock Options

The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," to account for its stock option and warrant activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

Comprehensive Income

Effective March 31, 1998, the Company has adopted the disclosure requirements of SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 established standards for the reporting of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as currency translation adjustments.

Note 2 - Business Segments
--------------------------

In fiscal 1999, the Company adopted SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" and has determined that the Company and its subsidiaries operate in one basic industry, instrumentation products for the process industry. Sales are made by the Company and its subsidiaries to end users and engineering contractors in the United States and other countries. The Company's domestic operations include manufacturing, sales and service; the Company's foreign operations are limited to sales and service. A summary of 1999, 1998, and 1997 geographic information relating to the Company and its subsidiaries is as follows:

                                                                           Adjustments
                                                                               And            Consoli-
       1999           United States        Canada            Other         Eliminations         dated
-------------------   ---------------  ---------------   ---------------  ---------------   ---------------
Revenue from
Unaffiliated
Customers                $64,632,652       $5,112,223                                          $69,744,875

Intercompany
Sales and
Credits                      635,125                         $1,568,752     ($2,203,877)
                      ---------------  ---------------   ---------------  ---------------   ---------------

Total Revenue            $65,267,777       $5,112,223        $1,568,752     ($2,203,877)       $69,744,875
                      ===============  ===============   ===============  ===============   ===============

Net Income                  $385,187         $326,811          $327,350           $9,753        $1,049,101
                      ===============  ===============   ===============  ===============   ===============

Identifiable
Assets                   $53,433,685       $1,860,023        $1,719,809         $282,067       $57,295,584
                      ===============  ===============   ===============  ===============   ===============


                                                                           Adjustments
                                                                               and             Consoli-
       1998           United States        Canada            Other         Eliminations         dated
-------------------   ---------------  ---------------   ---------------  ---------------   ---------------
Revenue from
Unaffiliated
Customers                $73,317,493       $5,166,072                                          $78,483,565

Intercompany
Sales and
Credits                      624,791                         $1,489,598     ($2,114,389)
                      ---------------  ---------------   ---------------  ---------------   ---------------

Total Revenue            $73,942,284       $5,166,072        $1,489,598     ($2,114,389)       $78,483,565
                      ===============  ===============   ===============  ===============   ===============

Net Income                  $277,773         $222,371          $548,075        ($50,248)          $997,971
                      ===============  ===============   ===============  ===============   ===============

Identifiable
Assets                   $49,240,409       $1,451,495        $1,388,336       ($205,026)       $51,875,214
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
                      ===============  ===============   ===============  ===============   ===============

Sales and transfers among the United States, Canada, and others are made on a formula basis intended to reflect market value.

Total consolidated sales to additional separate foreign geographic areas except Canada, as defined by the Company, did not aggregate more than 10 percent of total consolidated sales during the years 1999-1997. Sales in foreign countries, including Canada, represented 18.8 percent of sales in 1999, 19.1 percent of sales in 1998, and 27.8 percent of sales in 1997.

Note 3 - Foreign Net Assets
---------------------------

The consolidated balance sheet includes net assets of Transmation's foreign subsidiaries of $3,069,599 in 1999, and $1,262,323 in 1998.

Note 4 - Inventories
--------------------

The major classifications of inventory are as follows:

                                                        March 31,
                                            --------------------------------------
                                                 1999                       1998
                                                 ----                       ----
         Raw Materials and
           Purchased Parts                  $ 5,195,188                $ 4,221,730
         Work in Process                        614,816                    629,545
         Finished Products                    7,222,400                  6,529,564
                                            -----------                 ----------
                                             13,032,404                 11,380,839
         Less - Inventory Reserve            (1,022,634)                  (705,010)
                                            -----------                -----------
                                            $12,009,770                $10,675,829
                                            ===========                ===========

Note 5 - Properties
-------------------

The major classifications of properties are as follows:

                                                         March 31,
                                            -------------------------------------
                                               1999                      1998
                                               ----                      ----
         Land and Improvements                                         $  118,445
         Buildings                                                        321,267
         Machinery, Equipment &
           Software                        $11,133,306                  9,209,697
         Tools, Dies and Molds                 934,187                    649,249
         Furniture & Fixtures                1,454,402                  1,532,980
         Vehicles                               51,995                     81,951
         Leasehold Improvements                140,311                    153,553
                                            ----------                 ----------
                                            13,714,201                 12,067,142
         Less - Accumulated
           Depreciation & Amort.            (6,827,970)                (5,662,089)
                                            ----------                 ----------
                                            $6,886,231                 $6,405,053
                                            ==========                 ==========

Useful lives are estimated to be 15 to 30 years for buildings, 5 to 10 years for machinery, equipment and software, 3 years for tools, dies and molds, 5 to 10 years for furniture and fixtures, and 3 years for vehicles. Leasehold improvements are amortized over the terms of the related leases.

Note 6 - Borrowings
-------------------

At March 31, 1999, the Company has a $35,450,000 Revolving Credit and Term Loan Agreements with banks dated August 8, 1998 and amended February 8, 1999, and extending through June 1, 2007. At March 31, 1999, $20,450,000 is borrowed under term loans. The term loans require annual repayments of amounts outstanding, paid on a quarterly basis, as follows:

         April 1, 1999 - March 31, 2000     $2,200,000
         April 1, 2000 - March 31, 2001     $2,700,000
         April 1, 2001 - March 31, 2002     $3,980,000
         April 1, 2002 - March 31, 2003     $3,980,000
         April 1, 2003 - March 31, 2004     $3,430,000

Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On March 31, 1999, interest to be paid under Term Loans was 1.85% to 2.40% above LIBOR or .25% to .625% to above the bank's prime lending rate. At March 31, 1999, $7,916,900 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit Facility dated August 8, 1998, matures on July 1, 2001. Interest is payable under the Revolving Credit Facility on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of the Company's performance as determined by its leverage ratio. On March 31, 1999, interest to be paid under the Revolving Credit Agreement was 1.85% above LIBOR or .25% above the bank's prime lending rate. At March 31, 1999, interest was payable on the above loans at rates ranging from 6.81% to 8.00%. The Company has entered into interest rate swaps resulting in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt. See Note 13.

The revolving credit and term loan agreement contains, among other provisions, requirements to maintain minimum levels of net worth, to meet minimum fixed charge coverage ratios and leverage ratios throughout the term of the loans.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to its lenders an annual commitment fee from .125% to .25%, depending on performance of the Company, of the unused portion of the Lenders' Revolving Credit Committed Amount. The fee is payable quarterly and total commitment fees paid under any unused lines of credit under Revolving Credit Agreements were immaterial in all years 1997-1999. The Company also agreed to pay a closing fee in the amount of $130,000 in conjunction with the Revolving Credit and Term Loan Facility and the amendment thereto; fees are being amortized over the term of the loans.

The Company is in compliance with provisions of its loan agreement as of March 31, 1999.

Note 7 - Leases
---------------

The Company has operating leases under renewable agreements covering sales office and manufacturing space. At March 31, 1999, minimum future rental payments due under such leases for space which had an initial non-cancelable term in excess of one year were $4,843,162 due in monthly installments. Amounts due under these leases are as follows:

         2000  -           $1,279,835
         2001  -             $965,177
         2002  -             $745,227
         2003  -             $574,383
         2004  -             $205,290
         Thereafter        $1,073,250

Total rental expense under these leases was $842,371 in 1999, $840,955 in 1998, and $350,076 in 1997.

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

The following table summarizes the transactions under the plans during 1999, 1998, and 1997:

                                               1999                            1998                             1997
                                 -------------------------------  -------------------------------   -------------------------------
                                                    Weighted                         Weighted                          Weighted
                                                     Average                          Average                          Average
                                    No. of          Exercise          No. of         Exercise          No. of          Exercise
                                    Shares            Price           Shares           Price           Shares           Price
                                 -------------------------------  -------------------------------   -------------------------------
Beginning of Year                    1,620,990            $4.58        1,493,870           $3.70          805,100            $2.22
Add (Deduct)
  Granted                              300,711             4.57          539,520            7.10          878,520             4.65
  Exercised                           (38,330)             2.45         (82,410)            2.66         (94,460)             1.24
  Canceled                           (276,290)             6.72        (329,990)            5.22         (95,290)             2.29
                                 --------------   --------------  ---------------  --------------   --------------  ---------------
End of Year                          1,607,081            $4.26        1,620,990           $4.58        1,493,870            $3.70
                                 --------------   --------------  ---------------  --------------   --------------  ---------------
Exercisable, End of Year               667,592            $3.21          648,435           $3.65          253,434            $3.28
                                 ==============   ==============  ===============  ==============   ==============  ===============
Available, End of Year                 163,519                           187,940                          176,630
                                 ==============                   ===============                   ==============


The following options were outstanding or exercisable as of March 31, 1999:

                                         Options Outstanding                                             Options Exercisable
                                 ------------------------------------------------                   -------------------------------
                                                    Weighted
                                                     Average         Weighted                                          Weighted
                                                     Remain.         Average                                           Average
                                    No. of         Contractual       Exercise                          No. of          Exercise
                                    Shares            Life            Price                            Shares           Price
                                 --------------   --------------  ---------------                   --------------  ---------------
Range of Exercise Prices:

  $2.125 - $3.125                      456,450       .90 yrs               $2.28                          438,412            $2.25
  $3.25 - $3.3125                      283,931      4.06 yrs               $3.67                           28,770            $3.27
  $4.1875 - $4.75                      487,360      2.90 yrs               $4.62                          122,500            $4.61
  $5.25 - $9.25                        379,340      3.16 yrs               $6.62                           77,910            $6.43

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

                                                     Shares            Warrant Price
                                                     ------            -------------
                  Balance, 3/31/96                   60,000            $1.50 - $3.25
                  Granted During 1997                24,000                 4.19
                  Exercised During 1997              (8,400)            1.50 - 4.19
                  Canceled During 1997               (9,600)            3.25 - 4.19
                                                     ------            ------------
                  Balance, 3/31/97                   66,000             1.50 - 4.19
                  Granted During 1998                24,000                 7.88
                  Exercised During 1998             (26,000)                1.50
                                                     ------            ------------
                  Balance 3/31/98                    64,000             3.25 - 7.88
                  Granted During 1999                24,000                 3.75
                                                     ------            -------------
                  Balance 3/31/99                    88,000            $3.25 - $7.88
                                                     ======            =============

The Board of Directors of the Company has also granted the following non-qualified stock options to certain officers of the Company. All of such options were granted at the fair market value at the date of the grant, are exercisable in equal annual installments beginning at the date of the grant, and expire five years after issuance:

                     No. of Shares     Grant Price     Date of Grant
                     -------------     -----------     -------------
                         47,900           $3.13           8/15/95
                         25,000           $7.25           4/21/98
                         25,000           $3.79          10/28/98

During 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 introduced a fair value method of accounting for stock-based compensation. To calculate the fair value of the options and warrants awarded, the Company elected to use the Black-Scholes pricing model which produced a weighted average fair value of options granted of $2.33, $3.90, and $4.65 in 1999, 1998 and 1997 respectively.

The following assumptions were used in the pricing model: a weighted average expected option life of five years; an annualized volatility rate of 51.1% for 1999, 54.4% for 1998, and 58.6% for 1997; a weighted average risk-free rate of return of 5.35% in 1999, 6.64% in 1998, and 6.31% in 1997; and no dividends in any year. The Company elected to account for terminations when they occur rather than include an attrition factor into its model.

If compensation cost had been measured based on the fair-value based accounting method under SFAS 123, the following would have been disclosed for March 31:

                                               1999             1998              1997
                                               ----             ----              ----
         Pro Forma
           Net Income(Loss)                 $246,754        ($458,150)         $746,932
           Earnings Per Share
             Basic                              $.04            ($.08)             $.13
             Diluted                            $.04            ($.08)             $.13

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

The table below summarizes the amounts used to calculate basic and diluted earnings per share:


                                     1 9 9 9                             1 9 9 8                            1 9 9 7
                      ----------------------------------  ----------------------------------- -----------------------------------
                                     AVERAGE                             AVERAGE                             AVERAGE
                          NET       OUTSTAND.     PER         NET       OUTSTAND.     PER         NET       OUTSTAND.     PER
                       EARNINGS       SHARES     SHARE     EARNINGS      SHARES      SHARE     EARNINGS       SHARES     SHARE
                      ------------  ----------- --------  ------------ ------------ --------- ------------  ----------- ---------
Basic Earnings
  Per Share            $1,049,101    5,847,077   $0.18       $997,971    5,729,599   $0.17     $2,059,736    2,803,376   $0.73

Stock Split 7/22/97                                                                                          2,803,376  ($0.36)

Basic Earnings
  After Stock Split     1,049,101    5,847,077   $0.18        997,971    5,729,599   $0.17      2,059,736    5,606,752   $0.37

Effect of Dilutive
  Options & Warrants                   284,135                             545,039                             335,658

Diluted Earnings
                       ----------    ---------   -----       --------    ---------   -----     ----------    ---------   -----
  Per Share            $1,049,101    6,131,212   $0.17       $997,971    6,274,638   $0.16     $2,059,736    5,942,410   $0.35
                       ==========    =========   =====       ========    =========   =====     ==========    =========   =====



Certain anti-dilutive outstanding stock options and warrants were excluded from the calculation of average shares outstanding since their exercise prices exceeded the average market price of common shares during the period. The anti-dilutive stock options and warrants so excluded at the end of each of the last three years and their associated exercise prices are summarized below. The options expire at various times between 2000 and 2004.

                                                          Number of                 Exercise
                                                     Options and Warrants            Price
                                                     --------------------            -----
                  1999                                    905,700                 $4.63 - $9.25

                  1998                                     70,520                 $8.13 - $9.25

                  1997                                      None                       None

Note 10 - Income Taxes
----------------------

The provisions for income taxes determined in accordance with FAS 109 for the years ended March 31, 1999, 1998, and 1997 are comprised of:

           1999              Current                  Deferred                     Total
           ----              -------                  --------                     -----
         Federal           ($ 159,900)                $542,900                  $  383,000
         State                (40,300)                  68,100                      27,800
         Foreign              326,300                                              326,300
                           ----------                 --------                  ----------
                           $  126,100                 $611,000                  $  737,100
                           ==========                 ========                  ==========

           1998              Current                  Deferred                     Total
           ----              -------                  --------                     -----
         Federal           $  312,800                 $ 18,200                  $  331,000
         State                 77,500                    3,800                      81,300
         Foreign              229,800                                              229,800
                           ----------                 --------                  ----------
                           $  620,100                 $ 22,000                  $  642,100
                           ==========                 ========                  ==========

           1997              Current                  Deferred                     Total
           ----              -------                  --------                     -----
         Federal           $1,085,400                ($201,400)                 $  884,000
         State                 81,454                   (3,694)                     77,760
         Foreign              259,840                                              259,840
                           ----------                 --------                  ----------
                           $1,426,694                ($205,094)                 $1,221,600
                           ==========                 ========                  ==========

The following is a reconciliation of the "expected" federal income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the statement of income:

                                       1999          1998             1997
                                       ----          ----             ----
         Computed "Expected"
           Federal Income Tax        $607,300      $557,600       $1,115,650
         State Income Taxes            32,900        38,300           56,100
         Foreign Sales Corp.          (78,800)     (126,600)         (69,400)
         Book Expense not
           Deductible for taxes        99,700       150,300          106,600
         Foreign Taxes                 64,300        44,000           50,800
         Valuation Allowance,
           Foreign                                  (17,900)         (14,200)
         R&D Credit                   (30,800)
         Other, Net                    42,500        (3,600)         (23,950)
                                     --------      --------       ----------
                                     $737,100      $642,100       $1,221,600
                                     ========      ========       ==========

The components of net deferred tax assets are as follows:

                                            1999            1998          1997
                                            ----            ----          ----
Deferred Tax Assets:
  Foreign Net Operating
    Loss Carryforward                   $   123,485    $   133,235    $   154,857
  Domestic Net Operating
    Loss Carryforward                       620,000
  Deferred Compensation                     175,643        209,069        226,749
  Accrued Vacation Pay                      201,534        216,211        150,474
  Allowance for Doubtful
    Accounts and Warranties                 194,160        221,474        134,865
  Reserves for Inventory Obsolescence       426,345        289,023        201,737
  Amortizations of Leaseholds                               35,150         53,293
  Adverse Lease Commitments                 168,000
  Valuation Allowance                      (620,000)                      (30,800)
                                        -----------    -----------    -----------
  Gross Deferred Tax Assets               1,289,167      1,104,162        891,175
Deferred Tax Liabilities:
  Goodwill                                  166,212         94,721
  Depreciation                              561,196        244,150        177,747
  Accelerated Catalog & Postage
    Write-Offs                              238,587        186,537         92,674
                                        -----------    -----------    -----------
  Gross Deferred Tax Liabilities            965,995        505,408        270,421
                                        -----------    -----------    -----------
Net Deferred Tax Assets                 $   323,172    $   598,754    $   620,754
                                        ===========    ===========    ===========


The valuation allowance required under Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," has been established for deferred income tax benefits related to certain loss carryforwards that may not be realized. Included in the valuation allowance at March 31, 1999 is $620,000 which relates to the deferred tax assets recorded from the Metermaster acquisition. Any tax benefits subsequently recognized for these deferred tax assets will be allocated to goodwill.

The Company has available foreign net operating loss carryforwards totaling approximately $333,000. These carryforwards have an unlimited expiration period and their use is limited to the Company's future taxable income.


Note 11 - Consulting Agreement
------------------------------

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

Note 12 - Deferred Profit Sharing
---------------------------------

Effective April 1, 1981, the Transmation, Inc. Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Transmation, Inc. Long-Term Savings and Deferred Profit Sharing Plan. All United States employees of Transmation, Inc. are eligible to participate in the plan providing certain qualifications are met. Employer contributions are made to the plan at the discretion of the Board of Directors of the Company. Payments of benefits accrued for plan participants will be made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. There were no company profit sharing contributions made under this plan in any of the periods 1997-1999.

Note 13 - Fair Value of Financial Instruments
---------------------------------------------

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

         Debt-related derivative instruments:
                  The Company has entered into interest rate swaps. These financial instruments have the effect of changing the interest rate of the original borrowing with the objective of minimizing the Company's risk relative to potential increases in interest rates. The maturities of these instruments are closely matched with maturities of the underlying debt. The notional principal amount of these derivative instruments was $15,000,000 at March 31, 1999. Underlying base fixed interest rates on these instruments ranged from 5.82% to 6.20% and are periodically adjusted to reflect leverage ratios under the loans. At March 31,1999, rates ranged from 8.22% to 8.60%. (There were no similar instruments at March 31, 1998.) This activity resulted in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt as of March 31, 1999. Interest rate swaps effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as adjustments to interest expense. The estimated amount that the Company would pay to terminate the agreements at March 31, 1999, taking into account current interest rates and the current creditworthiness of counterparties, is $298,279.

Note 14 - Supplemental Information
----------------------------------

Supplemental cash flow information and non-cash investing and financing activities are as follows:

         Acquisitions:                                  1999             1998
                                                        ----             ----
         Fair value of assets acquired               $4,647,343       $12,670,050
         Liabilities assumed                         $6,895,398       $ 4,929,355
         Fair value of assets exchanged              $1,488,553       $22,000,000

Note 15 - Acquisitions
----------------------

On February 9, 1999, the Company acquired all of the outstanding shares of the capital stock of Metermaster Inc. for $1,500,000 cash and the paying off of Metermaster's long-term debt totaling approximately $3,100,000. The cash portion of the purchase price is subject to post-closing adjustment based on an audited balance sheet as of the closing date. The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Metermaster for the period February 9, 1999 through March 31, 1999 are included in the accompanying consolidated financial statements. The purchase price has been allocated to assets acquired and liabilities assumed based on fair market value at the date of the acquisition.

The following unaudited proforma financial information for the Company gives effect to the Metermaster acquisition had it occurred on January 1, 1998. 1998 and 1997 amounts include unaudited results for Transmation for the years ended December 31, 1998 and 1997 added together with results for Metermaster for their years ended December 31, 1998 and 1997, respectively. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of results of operations which actually would have resulted if the acquisition had occurred on the date indicated, or which may result in the future.

                                                        Year Ending December 31,
                                                        ------------------------
                                                        1998                1997
                                                        ----                ----
         Net Sales                                   $92,102,609        $91,816,698
         Income before provision for
            Income Taxes                              $1,637,876         $2,128,501
         Net Income                                     $978,876         $1,278,996
         Diluted Earnings Per Share                         $.16               $.20

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

Note 16 - Quarterly Financial Information (Unaudited)
-----------------------------------------------------

                                                                                                            DILUTED
                                                                                                           EARNINGS
1999                                              NET SALES          GROSS PROFIT         NET INCOME       PER SHARE
----------------------------                   ----------------   ----------------   ----------------   ----------------
Fourth Quarter                                     $18,616,258         $5,963,422            $92,758         $0.02
Third Quarter                                      $16,830,499         $5,564,725           $381,682         $0.06
Second Quarter                                     $16,338,809         $5,549,534           $285,103         $0.05
First Quarter                                      $17,959,309         $6,131,864           $289,558         $0.05

NOTE: 1999 Quarterly Diluted EPS amounts do not total to the annual Diluted EPS amount due to rounding.

                                                                                                            DILUTED
                                                                                                           EARNINGS
1998                                              NET SALES          GROSS PROFIT         NET INCOME       PER SHARE
----------------------------                   ----------------   ----------------   ----------------   ----------------
Fourth Quarter                                     $19,982,735         $6,610,609           $332,896         $0.05
Third Quarter                                      $19,775,043         $6,162,063           $158,700         $0.03
Second Quarter                                     $19,612,705         $6,232,345           $264,753         $0.04
First Quarter                                      $19,113,082         $6,037,261           $241,622         $0.04

                                TRANSMATION, INC.
                                -----------------

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 -----------------------------------------------

                     Y E A R   E N D E D   M A R C H   3 1,
                     --------------------------------------




                                               Additions/
                                               (Reductions)
                               Balance at      Charged to        Acquired    Bal. at
                               Beginning of    Profit and            in      End of
                               Year            Loss             Acquisition   Year
                               ----            ----             -----------   ----

                                               1999
                                               ----
Allowance for
Doubtful Accounts               $592,000        ($108,000)         $65,000   $549,000
                                ========        =========          =======   ========






                                               1998
                                               ----
Allowance for
Doubtful Accounts               $404,000          $37,000         $151,000   $592,000
                                ========        =========         ========   ========



Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

                  None

                                    Part III
                                    --------
         The information required by each of the following items is presented in the definitive proxy statement to be filed pursuant to Regulation 14A which Transmation will file within the period prescribed in connection with the annual meeting of shareholders to be held on August 17, 1999 and which is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------
Item 11. Executive Compensation
         ----------------------
Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------
Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------
(a) 1.   Financial Statements
         Report of Independent Accountants
         Consolidated Balance Sheet - March 31, 1999, 1998
         Consolidated Statement of Income - March 31, 1999, 1998, 1997 Consolidated Statement of Cash Flows - March 31, 1999, 1998, 1997 Consolidated Statement of Stockholders' Equity - March 31, 1999,
           1998, 1997
         Notes to Consolidated Financial Statements

    2.   Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts -
           March 31, 1999, 1998
         All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

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

                           Amendment No. 5 to the Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to
                           Exhibit 10(a) to the Registrant's Form 10-K for the year ended March 31, 1998.

                           Non-Statutory Stock Option Agreement dated as of April 21, 1998 by and between Transmation, Inc. and Barry F. Wharity is incorporated herein by reference to Exhibit 10(d) to the Registrant's Form 10-K for the year ended March 31, 1998.

                           Amendments No. 3 and 4 to the Transmation, Inc. Amended and Restated Directors' Warrant Plan are incorporated herein by reference to the Registrant's definitive proxy material filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.

                           Amendment No. 4 to the Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to
                           Exhibit 10(a) to the Registrant's Form 10-Q for the quarter ended December 31, 1998 and supercedes
                           Exhibit 10(h) to the Registrant's Form 10-Q for the quarter ended June 30, 1997.

                           Non-Statutory Stock Option Agreement dated as of October 28, 1998 by and between Transmation, Inc. and John A. Misiaszek is incorporated herein by reference to Exhibit 10(b) to the Registrant's Form 10-Q for the quarter ended December 31, 1998.

                           (a) Amendment No. 5 to the Transmation, Inc. Amended and Restated Stock Option Plan is included herein as
                           Exhibit 10(a).

                           (b) Employment Agreement dated as of April 1, 1999 by and between Transmation, Inc. and Robert G. Klimasewski is included herein as Exhibit 10(b).

                           (c) Employment Agreement dated as of April 1, 1999 by and between Transmation, Inc. and Eric W. McInroy is included herein as Exhibit 10(c).

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

                  (22) Published Report Regarding Matters Submitted to Vote of Security Holders

                                            NOT APPLICABLE

                  (23)     Consents of Experts and Counsel

                           Consent of PricewaterhouseCoopers LLP is included herein as Exhibit 23.

                  (24)     Power of Attorney

                                            NOT APPLICABLE

                  (27)     Financial Data Schedule

                           Financial Data Schedule is included herein as
                           Exhibit 27.

                  (99)     Additional Exhibits

                                            NOT APPLICABLE

(b) Report on Form 8-K dated February 9, 1999 was filed during the quarter ended March 31, 1999 reporting on Item 2. Acquisition or Disposition of Assets, and a Report on Form 8-K/A filing related financial statements was filed on April 15, 1999.

(c)    See (a) 3. above.

(d)    (1)      NOT APPLICABLE
       (2)      NOT APPLICABLE
       (3)      See Item 8

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



TRANSMATION, INC.


By:      /s/ Eric W. McInroy                By:      /s/ Robert G. Klimasewski
-----------------------------------         ----------------------------------
Eric W. McInroy                             Robert G. Klimasewski
President & Chief Executive Officer         Chairman of the Board of Directors
(Principal Executive Officer)

Date:             6/21/99                   Date:             6/21/99
-----------------------------------         ----------------------------------



By:      /s/ Angelo J. Chiarella            By:      /s/ John W. Oberlies
-----------------------------------         ----------------------------------
Angelo J. Chiarella, Director               John W. Oberlies, Director

Date:             6/21/99                   Date:             6/21/99
-----------------------------------         ----------------------------------


By:      /s/ E. Lee Garelick                By:      /s/ Harvey J. Palmer
-----------------------------------         ----------------------------------
E. Lee Garelick, Director                   Dr. Harvey J. Palmer, Director

Date:             6/25/99                   Date:             6/21/99
-----------------------------------         ----------------------------------


By:      /s/ Nancy D. Hessler               By:
-----------------------------------         ----------------------------------
Nancy D. Hessler, Director                  Arthur M. Richardson, Director

Date:             6/21/99                   Date:
-----------------------------------         ----------------------------------



By:      /s/ Cornelius J. Murphy            By:      /s/ John A. Misiaszek
-----------------------------------         ----------------------------------
Cornelius J. Murphy, Director               John A. Misiaszek
                                            Vice President, Finance
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)

Date:             6/21/99                   Date:             6/21/99
-----------------------------------         ----------------------------------