Form 10-Q
period 1999-06-30
TRANSMATION INC
filed 1999-08-16
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 1999
                               ------------------------------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to_________________

                         Commission file number 0-3905
                                               ---------

       TRANSMATION, INC.
--------------------------------------------------------
          (Exact name of registrant as specified in its charter)

           OHIO                                              16-0874418
------------------------------------------  ------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

 10 Vantage Point Drive, Rochester, NY                      14624
------------------------------------------------  --------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            716-352-7777
                                                   ----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                  Number of Shares Outstanding             Date
-----                  ----------------------------             ----

Common                         5,957,392                    July 30, 1999


                                TOTAL PAGES - 15

                                     Part I
                                     ------
                              FINANCIAL INFORMATION
                              ---------------------
Item 1. Financial Statements
----------------------------
                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                             June 30,       March 31,
ASSETS:                                                        1999            1999
                                                           ------------    ------------

Current Assets:
      Cash                                                 $    532,211    $    282,625
      Accounts Receivable, less allowance
        for doubtful accounts of $475,000 at 6/30/99
        and $549,000 at 3/31/99                              13,550,368      13,301,156
      Inventories                                            13,255,286      12,009,770
      Income Taxes Receivable                                   246,555         371,673
      Prepaid Expenses and Deferred Charges                   1,668,571       1,905,008
      Deferred Tax Assets                                       257,480         257,480
                                                           ------------    ------------
      Current Assets                                         29,510,471      28,127,712
Properties, at cost, less accumulated
      Depreciation                                            7,484,823       6,886,231
Goodwill, less accum. Amortization of $2,777,753 at
      6/30/99 and $2,473,621 at 3/31/99                      21,623,218      21,738,856
Deferred Charges                                                187,699         214,295
Deferred Income Taxes                                            65,692          65,692
Other Assets                                                    262,798         262,798
                                                           ------------    ------------
                                                           $ 59,134,701    $ 57,295,584
                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Current Portion of Long Term Debt                    $  2,325,000    $  2,200,000
      Accounts Payable                                        9,023,150      11,423,358
      Accrued Payrolls, Commissions & Other                   2,253,693       2,167,714
                                                           ------------    ------------
      Current Liabilities                                    13,601,843      15,791,072
Long-Term Debt                                               29,813,400      26,166,900
Deferred Compensation                                           414,759         431,609
                                                           ------------    ------------
                                                             43,830,002      42,389,581
                                                           ------------    ------------

Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 15,000,000 shares                        2,978,696       2,966,371
      Capital in Excess of Par Value                          2,640,181       2,581,055
      Accumulated Translation Adjustment                       (163,507)       (200,568)
      Retained Earnings                                      10,302,644      10,012,460
                                                           ------------    ------------
                                                             15,758,014      15,359,318
      Treasury stock, at cost, 119,358 shares at 6/30/99       (453,315)       (453,315)
                                                           ------------    ------------
                                                             15,304,699      14,906,003
                                                           ------------    ------------
                                                           $ 59,134,701    $ 57,295,584
                                                           ============    ============


            See Notes to Consolidated Financial Statements

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED


                              April 1, 1999 -   April 1, 1998 -
                              June 30, 1999     June 30, 1998
                              ---------------   ---------------
Net Sales                      $20,034,814       $17,959,309

Costs and Expenses:
   Cost of Product Sold         13,623,575        11,827,445
   Selling & Admin. Expenses     4,882,604         4,629,075
   Research & Develop. Costs       383,360           434,321
   Interest Expense                662,291           590,410
                               -----------       -----------
                                19,551,830        17,481,251
                               -----------       -----------
Income Before Taxes                482,984           478,058
Provision for Income Taxes
    State and Federal              192,800           188,500
                               -----------       -----------
Net Income                         290,184           289,558
Retained Earnings at
    Beginning of Period         10,012,460         8,963,359
                               -----------       -----------
Retained Earnings at
    End of Period              $10,302,644       $ 9,252,917
                               ===========       ===========


Earnings Per Share - Basic     $       .05       $       .05
Earnings Per Share - Diluted   $       .05       $       .05



                 See Notes to Consolidated Financial Statements

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


                                                             Three Months Ended
                                                        June 30, 1999  June 30, 1998
                                                        -------------  -------------
Cash Flows from Operating Activities
      Net Income                                         $   290,184    $   289,558
      Items Not Requiring (Providing) Cash
        Included in Income
           Depreciation and Amortization                     822,539        733,833
           Provision for Losses on Accounts Receivable       (74,000)       (51,000)
      Decrease (Increase) in Accounts Receivable            (175,212)     1,671,573
      (Increase) in Inventories                           (1,245,516)      (284,940)
      Decrease (Increase) in Prepaid Expenses
         & Deferred Charges                                  263,033        (18,539)
      (Decrease) in Accounts Payable                      (2,400,208)    (1,258,730)
      Increase (Decrease)  in Accrued Payrolls,
        Commissions and Other Liabilities                     85,979       (375,573)
      Increase(Decrease) in Income Taxes Payable             125,118        (74,242)
      (Decrease) in Deferred Compensation                    (16,850)       (17,724)
                                                         -----------    -----------
Net Cash Provided (used) by Operating Activities          (2,324,933)       614,216
                                                         -----------    -----------
Cash Flows from Investing Activities:
      Purchase of Metermaster, Inc.                         (188,494)
      Purchases of Properties                             (1,116,999)      (363,193)
                                                         -----------    -----------
Net Cash (used in) Investing Activities                   (1,305,493)      (363,193)
                                                         -----------    -----------
Cash Flows from Financing Activities:
      (Decrease) Increase in Notes Payable &
        Current Portion of LTD                               125,000     (2,500,000)
      Issuance of Stock                                       71,451        111,118
      Increase in Long-Term Debt                           3,646,500      1,985,714
                                                         -----------    -----------
Net Cash (used) Provided by Financing Activities           3,842,951       (403,168)
                                                         -----------    -----------
Effect of Exchange Rate Changes on Cash                       37,061        (38,315)
                                                         -----------    -----------
Net Increase(Decrease) in Cash                               249,586       (190,460)
Cash at Beginning of Period                                  282,625        652,664
                                                         -----------    -----------
Cash at End of Period                                    $   532,211    $   462,204
                                                         ===========    ===========


Cash Paid for Interest and Income Taxes is as follows:
           Interest Paid                                 $   613,849    $   637,703
           Taxes Paid                                    $    67,297    $   190,297



                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED


                               Number of
                               Shares of
                               $.50 Par
                               Value         Common                                    Accumulated
                               Common        Stock         Capital in                  Other
                               Stock         Issued and    Excess of     Retained      Comprehensive     Treasury
                               Outstanding   Outstanding   Par Value     Earnings      (Loss) Income     Stock         Total
                               -----------   -----------   ---------     --------      -------------     --------      -----

Balance, March 31, 1996         2,451,946    $1,225,973    $1,124,583     $5,905,652       ($93,819)                   $ 8,162,389
Components of Comprehensive
Income:
  Net Income                                                               2,059,736                                     2,059,736
  Currency Translation
  Adjustment                                                                                (36,713)                       (36,713)
                                                                                                                       ------------
Total Comprehensive Income                                                                                               2,023,023
Issuance of Stock                 374,466       187,233     1,997,163                                                    2,184,396
                                ---------    ----------    ----------    -----------      ---------                    -----------
Balance, March 31, 1997         2,826,412     1,413,206     3,121,746      7,965,388       (130,532)                    12,369,808
Components of Comprehensive
Income
  Net Income                                                                 997,971                                       997,971
  Currency Translation
  Adjustment                                                                                  9,744                          9,744
                                                                                                                       -----------
Total Comprehensive Income                                                                                               1,007,715
Issuance of Stock                 150,838        75,419       532,217                                                      607,636
Two for One Stock Split on
July 22, 1997                   2,853,692     1,426,846    (1,426,846)
                                ---------    ----------    ----------    -----------      ---------                    -----------
Balance, March 31, 1998         5,830,942     2,915,471     2,227,117      8,963,359       (120,788)                    13,985,159
Components of Comprehensive
Income:
  Net Income                                                               1,049,101                                     1,049,101
  Currency Translation
  Adjustment                                                                                (79,780)                       (79,780)
                                                                                                                       -----------
Total Comprehensive Income                                                                                                 969,321
Issuance of Stock                 101,800        50,900       353,938                                                      404,838
Share Repurchase                                                                                         ($453,315)       (453,315)
                                ---------    ----------    ----------    -----------      ---------      ---------     -----------
Balance, March 31, 1999         5,932,742     2,966,371     2,581,055     10,012,460       (200,568)      (453,315)     14,906,003
Components of Comprehensive
Income:
  Net Income                                                                 290,184                                       290,184
  Currency Translation
  Adjustment                                                                                  37,061                        37,061
                                                                                                                       -----------
Total Comprehensive Income                                                                                                 327,245
Issuance of Stock                  24,650        12,325        59,126                                                       71,451
                                ---------    ----------    ----------    -----------      ---------      ---------     -----------
Balance, June 30, 1999          5,957,392    $2,978,696    $2,640,181    $10,302,644      ($163,507)     ($453,315)    $15,304,699
                                =========    ==========    ==========    ===========      =========      =========     ===========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Borrowings
-------------------

At June 30, 1999, the Company has a $34,900,000 Revolving Credit and Loan Agreement with banks dated August 8, 1998 and amended February 8, 1999, and extending through June 1, 2007. At June 30, 1999, $19,900,000 is borrowed under term loans. The term loans require annual repayments of amounts outstanding, paid on a quarterly basis, as follows:

         July 1, 1999 - June 30, 2000                   $2,325,000
         July 1, 2000 - June 30, 2001                   $3,020,000
         July 1, 2001 - June 30, 2002                   $3,980,000
         July 1, 2002 - June 30, 2003                   $3,980,000
         July 1, 2003 - June 30, 2004                   $2,755,000

Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On June 30, 1999, interest to be paid under Term Loans was 2.40% to 3.00% above LIBOR or .50% to above the bank's prime lending rate. At June 30, 1999, $12,238,400 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit Facility dated August 8, 1998, matures on July 1, 2001. Interest is payable under the Revolving Credit Facility on a formula basis, at the Company" option, at rates above prime or above LIBOR determined on the basis of the Company" performance as determined by its leverage ratio. On June 30, 1999, interest to be paid under the Revolving Credit Agreement was 2.40% above LIBOR or .50% above the bank's prime lending rate. At June 30, 1999, interest was payable on the above loans at rates ranging from 7.34% to 8.25%. The Company has entered into interest rate swaps resulting in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt.

The revolving credit and term loan agreement contains, among other provisions, requirements to maintain minimum levels of net worth, to meet minimum fixed charge coverage ratios and leverage ratios throughout the term of the loans.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to its lenders an annual commitment fee from .125% to .25%, depending on performance of the Company, of the unused portion of the Lenders' Revolving Credit Committed Amount. The fee is payable quarterly and total commitment fees paid under any unused lines of credit under Revolving Credit Agreements were immaterial in all years 1997-1999. The Company agreed to pay a closing fee in the amount of $130,000 in conjunction with the Revolving Credit and Term Loan Facility and the amendment thereto; fees are being amortized over the term of the loans.

The Company is in compliance with provisions of its loan agreement or has received waivers as of June 30, 1999.

Note 2 - Inventories
--------------------

The major classifications of inventory are as follows:

                                              June 30, 1999       March 31, 1999
                                              -------------       --------------

       Raw Materials and Purchased Parts      $  5,685,597         $  5,195,188
       Work in Process                             672,853              614,816
       Finished Products                         7,904,171            7,222,400
                                              ------------         ------------
                                                14,262,621           13,032,404
       Less Inventory Reserves                  (1,007,335)          (1,022,634)
                                              ------------         ------------
                                              $ 13,255,286         $ 12,009,770
                                              ============         ============

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

The table below summarizes the amounts used to calculate basic and diluted earnings per share:


                        THREE MONTHS ENDED JUNE 30, 1998  THREE MONTHS ENDED JUNE 30, 1999
                        --------------------------------  --------------------------------
                                       AVERAGE                          AVERAGE
                           NET        OUTSTANDING   PER      NET       OUTSTANDING   PER
                         EARNINGS      SHARES      SHARE   EARNINGS      SHARES     SHARE
                        ---------     ---------   ------  ---------     ---------   ------
Basic Earnings
   Per Share            $ 289,558     5,770,913   $ 0.05  $ 290,184     5,844,549   $ 0.05

Effect of Dilutive
   Options & Warrants                   584,998                           170,539
                        ---------     ---------   ------  ---------     ---------   ------

Diluted Earnings
   Per Share            $ 289,558     6,355,911   $ 0.05  $ 290,184     6,015,088   $ 0.05
                        =========     =========   =====   =========     =========   ======


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

                                     Number of                  Exercise
                               Options and Warrants               Price
                               --------------------               -----
               1998                   539,320                $6.875 - $9.25

               1999                 1,211,091                 $3.75 - $9.25

Item 2. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations
-------------

Financial Condition
-------------------
The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with banks, its profitability and management of its Balance Sheet.

During the quarter ended June 30, 1999, Accounts Receivable balances owing to the Company increased by $175,212 compared to balances which existed at March 31, 1999. This increase is the result of the higher level of sales achieved in the quarter ended June 30, 1999 compared to results in the quarter ended March 31, 1999. Inventories increased by $1,245,516 during the quarter ended June 30, 1999. The Company has determined that it is possible and preferable to operate at lower levels of inventory than existed at June 30, 1999 and throughout the balance of the current fiscal year, it is the Company's intention to reduce inventory levels from that level which existed at June 30, 1999 to a level below that which existed at March 31, 1999. Trade payables decreased by more than $2,400,000 in the quarter ended June 30, 1999. This reduction resulted from the liquidation of most payables acquired in the February, 1999 Metermaster acquisition. Bank debt increased by $3,771,500 during the quarter as the result of the foregoing actions. It is the Company's intention to reduce Trade Receivables and inventories during the remainder of the current fiscal year and to use proceeds which will result to reduce bank debt.

Results of Operations
---------------------

Comparison of April 1, 1999 - June 30, 1999
-------------------------------------------
                            to
              April 1, 1998 - June 30, 1998
              -----------------------------

Sales totaled $20,034,814 in the quarter ended June 30, 1999, an increase of 11.6% compared to sales of $17,959,309 recorded in the same quarter one year ago. This increase in 1999 is primarily the result of the Company's acquisition of Metermaster in February, 1999.

Cost of products sold totaled 68% of sales in 1999 compared to 65.9% of sales in 1998. Certain service locations and other operations acquired in our February, 1999 Metermaster acquisition sustained operating cost levels greater than cost levels which have existed historically within the Company. The Company has taken action and will continue to take required actions to reduce operating costs at all locations to appropriate levels. Interest expense increased by 12% compared to that which resulted one year ago. This increase is the result of additional borrowings during 1999 which were required as the result of the Metermaster acquisition.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

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



                                        TRANSMATION, INC.



Date   8/10/99                          /s/ Eric W. McInroy
    ---------------------               ---------------------------
                                        Eric W. McInroy
                                        President and CEO



Date   8/10/99                          /s/ John A. Misiaszek
    ---------------------               ---------------------------
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