Form 10-Q
period 1999-09-30
TRANSMATION INC
filed 1999-11-09
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 1999
                              --------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

                         Commission file number 0-3905
                                               --------

                               TRANSMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            OHIO                                        16-0874418
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 10 Vantage Point Drive, Rochester, NY                      14624
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            716-352-7777
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
Yes   X    No
   ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                    Number of Shares Outstanding               Date
-----                    ----------------------------               ----

Common                            5,871,230                   September 30, 1999






                                TOTAL PAGES-16

                                     Part I
                                     ------

                              FINANCIAL INFORMATION
                              ---------------------

Item 1. Financial Statements
----------------------------
                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited


                                                              September 30,        March 31,
ASSETS:                                                           1999               1999
                                                              ------------       ------------
Current Assets:
      Cash                                                    $    178,454       $    282,625
      Accounts Receivable, less allowance
        for doubtful accounts of $341,000 at 9/30/99
        and $549,000 at 3/31/99                                 12,006,222         13,301,156
      Inventories                                               12,867,386         12,009,770
      Income Taxes Receivable                                      244,902            371,673
      Prepaid Expenses and Deferred Charges                      1,679,717          1,905,008
      Deferred Tax Assets                                          257,480            257,480
                                                              ------------       ------------
      Current Assets                                            27,234,161         28,127,712
Properties, at cost, less accumulated
      depreciation                                               7,367,531          6,886,231
Goodwill, less accumulated amortization of $3,085,151
      at 9/30/99 and $2,473,621 at 3/31/99                      21,215,866         21,738,856
Deferred Charges                                                   188,952            214,295
Deferred Income Taxes                                               65,692             65,692
Other Assets                                                       272,394            262,798
                                                              ------------       ------------
                                                              $ 56,344,596       $ 57,295,584
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Current Portion of Long Term Debt                       $  2,450,000       $  2,200,000
      Accounts Payable                                           7,102,267         11,423,358
      Accrued Payrolls, Commissions & Other                      1,839,666          2,167,714
                                                              ------------       ------------
      Current Liabilities                                       11,391,933         15,791,072
Long-Term Debt                                                  28,876,500         26,166,900
Deferred Compensation                                              398,348            431,609
                                                              ------------       ------------
                                                                40,666,781         42,389,581
                                                              ------------       ------------

Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 30,000,000 shares                           2,995,294          2,966,371
      Capital in Excess of Par Value                             2,718,261          2,581,055
      Accumulated Translation Adjustment                          (168,517)          (200,568)
      Retained Earnings                                         10,586,092         10,012,460
                                                              ------------       ------------
                                                                16,131,130         15,359,318
      Treasury stock, at cost, 119,358 shares at 9/30/99          (453,315)          (453,315)
                                                              ------------       ------------
                                                                15,677,815         14,906,003
                                                              ------------       ------------
                                                              $ 56,344,596       $ 57,295,584
                                                              ============       ============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                    UNAUDITED


                                      Three Months Ended                  Six Months Ended
                                      ------------------                  ----------------
                                    9/30/99          9/30/98          9/30/99          9/30/98
                                    -------          -------          -------          -------
Net Sales                         $19,210,385      $16,338,809      $39,245,199      $34,298,118

Costs and Expenses:
   Cost of Product Sold            13,003,119       10,789,275       26,626,694       22,616,720
   Selling & Admin. Expenses        4,656,038        4,105,171        9,538,642        8,734,246
   Research & Develop. Costs          419,923          421,635          803,283          855,956
   Interest Expense                   656,957          556,625        1,319,248        1,147,035
                                   18,736,037       15,872,706       38,287,867       33,353,957
Income Before Taxes                   474,348          466,103          957,332          944,161
Provision for Income Taxes
    State and Federal                 190,900          181,000          383,700          369,500
Net Income                            283,448          285,103          573,632          574,661
Retained Earnings at
    Beginning of Period            10,302,644        9,252,917       10,012,460        8,963,359
Retained Earnings at
    End of Period                 $10,586,092      $ 9,538,020      $10,586,092      $ 9,538,020
                                  ===========      ===========      ===========      ===========


Earnings Per Share - Basic        $       .05      $       .05      $       .10      $       .10
                                  ===========      ===========      ===========      ===========
Earnings Per Share - Diluted      $       .05      $       .05      $       .10      $       .09
                                  ===========      ===========      ===========      ===========

Shares Used In Calculation
    Basic                           5,843,996        5,808,712        5,843,996        5,808,712
                                  ===========      ===========      ===========      ===========
    Diluted                         5,954,109        6,049,382        5,954,109        6,049,382
                                  ===========      ===========      ===========      ===========

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


                                                                   Three Months Ended                  Six Months Ended
                                                                   ------------------                  ----------------

                                                                 9/30/99          9/30/98           9/30/99            9/30/98
                                                                 -------          -------           -------            -------

Cash Flows from Operating Activities
     Net Income                                               $   283,448       $   285,103       $   573,632       $   574,661
     Adjustments to reconcile net income to net cash
       provided from operating activities
            Depreciation and Amortization                       1,168,060         1,059,709         2,325,902         2,186,334
            Provision for Losses on Accounts Receivable          (134,000)          (14,000)         (208,000)          (65,000)
            Life Insurance Policies                                (9,596)           (9,285)           (9,596)           (9,285)
     Decrease in Accounts Receivable                            1,678,146           235,701         1,502,934         1,907,274
     Decrease (Increase) in Inventories                           387,900           353,003          (857,616)           68,063
     Increase in Prepaid Expenses and Deferred Charges           (322,783)         (334,443)         (395,053)         (745,774)
     (Decrease) Increase in Accounts Payable                   (1,920,883)       (1,066,876)       (4,321,091)       (2,325,606)
     Decrease in Accrued Payrolls, Commissions
       & Other Liabilities                                       (414,027)           47,261          (328,048)         (328,312)
     Increase (Decrease) in Income Taxes
       Receivable/Payable                                           1,653            52,375           126,771           (21,866)
     Decrease in Deferred Compensation                            (16,411)          (17,725)          (33,261)          (35,449)
                                                              -----------       -----------       -----------       -----------
Net Cash Provided (used) by Operating Activities                  701,507           590,823        (1,623,426)        1,205,040
                                                              -----------       -----------       -----------       -----------
Cash Flows from Investing Activities:
     Purchase of Metermaster                                       99,954           (88,540)
     Purchase of Properties                                      (432,986)         (314,774)       (1,549,985)         (677,966)
                                                              -----------       -----------       -----------       -----------
Net Cash (used in) Investing Activities                          (333,032)         (314,774)       (1,638,525)         (677,966)
                                                              -----------       -----------       -----------       -----------
Cash Flows from Financing Activities:
     (Dec)Inc. in Notes Payable & Current Portion of LTD          125,000          (856,000)          250,000        (3,356,000)
     Issuance of Common Stock                                      94,678           122,367           166,129           233,485
     (Decrease) Increase in Long-Term Debt                       (936,900)          693,564         2,709,600         2,679,278
                                                              -----------       -----------       -----------       -----------
Net Cash Provided by (used in) Financing Activities              (717,222)          (40,069)        3,125,729          (443,237)
                                                              -----------       -----------       -----------       -----------
Effect of Exchange Rate Changes on Cash                            (5,010)          (67,627)           32,051          (105,944)
                                                              -----------       -----------       -----------       -----------
Net Increase (Decrease) in Cash                                  (353,757)          168,353          (104,171)          (22,107)
Cash at Beginning of Period                                       532,211           462,204           282,625           652,664
                                                              -----------       -----------       -----------       -----------
Cash at End of Period                                         $   178,454       $   630,557       $   178,454       $   630,557
                                                              ===========       ===========       ===========       ===========

Cash Paid for Interest and Income Taxes is as follows:
     Interest Paid                                            $   649,409       $   417,713       $ 1,263,258       $ 1,055,416
     Taxes Paid                                               $   202,210       $   147,830       $   269,507       $   338,127



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED


                                Number of
                                Shares of
                                $.50 Par
                                Value           Common                                   Accumulated
                                Common          Stock          Capital in                Other
                                Stock           Issued and     Excess of    Retained     Comprehensive     Treasury
                                Outstanding     Outstanding    Par Value    Earnings     (Loss) Income     Stock         Total
                                -----------     -----------    ---------    --------     -------------     -----         -----

Balance, March 31, 1996          2,451,946      $1,225,973     $1,124,583   $ 5,905,652     ($93,819)                  $8,162,389
Components of
Comprehensive Income:
  Net Income                                                                  2,059,736                                 2,059,736
  Currency Translation
  Adjustment                                                                                 (36,713)                     (36,713)
                                                                                                                      -----------
Total Comprehensive Income                                                                                              2,023,023
Issuance of Stock                  374,466         187,233      1,997,163                                               2,184,396
                                 ---------      ----------     ----------   -----------    ---------                  -----------
Balance, March 31, 1997          2,826,412       1,413,206      3,121,746     7,965,388     (130,532)                  12,369,808
Components of
Comprehensive Income:
  Net Income                                                                    997,971                                   997,971
  Currency Translation
  Adjustment                                                                                   9,744                        9,744
                                                                                                                      -----------
Total Comprehensive Income                                                                                              1,007,715
Issuance of Stock                  150,838          75,419        532,217                                                 607,636
Two for One Stock Split on
July 22, 1997                    2,853,692       1,426,846     (1,426,846)
                                 ---------      ----------     ----------   -----------    ---------                  -----------
Balance, March 31, 1998          5,830,942       2,915,471      2,227,117     8,963,359     (120,788)                  13,985,159
Components of
Comprehensive Income:
  Net Income                                                                  1,049,101                                 1,049,101
  Currency Translation
  Adjustment                                                                                 (79,780)                     (79,780)
                                                                                                                      -----------
Total Comprehensive Income                                                                                                969,321
Issuance of Stock                  101,800          50,900        353,938                                                 404,838
Share Repurchase                                                                                          ($453,315)     (453,315)
                                 ---------      ----------     ----------   -----------    ---------      ---------   -----------
Balance, March 31, 1999          5,932,742       2,966,371      2,581,055    10,012,460     (200,568)      (453,315)   14,906,003
Components of
Comprehensive Income:
  Net Income                                                                    573,632                                   573,632
  Currency Translation
  Adjustment                                                                                  32,051                       32,051
                                                                                                                      -----------
Total Comprehensive Income                                                                                                605,683
Issuance of Stock                   57,846          28,923        137,206                                                 166,129
                                 ---------      ----------     ----------   -----------    ---------      ---------   -----------
Balance, September 30, 1999      5,990,588      $2,995,294     $2,718,261   $10,586,092    ($168,517)     ($453,315)  $15,677,815
                                 =========      ==========     ==========   ===========    =========      =========   ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.

                 Notes to the Consolidated Financial Statements

Note 1 - Consolidated Financial Statements
------------------------------------------

The consolidated balance sheets, statements of income, cash flow and stockholders' equity for the periods ended September 30, 1999 and September 30, 1998 have been prepared by the Company without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at September 30, 1999 (which include only normal recurring adjustments), have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999, annual report to shareholders. The results of operations for the six months ended September 30, 1999, are not necessarily indicative of the operating results for the full year.

Note 2 - Earnings Per Share
---------------------------

Net income per share - basic - excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Net income per share - diluted - reflects the potential dilution that could occur if stock options and warrants were exercised.

Item 2 - Management's Discussion and Analysis of Results of Operations and
--------------------------------------------------------------------------
         Financial Condition
         -------------------

The following discussion is based primarily on the consolidated financial statements of Transmation, Inc. as of September 30, 1999 and 1998 and for the six and three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements
--------------------------

This discussion contains forward-looking statements. Although the Company believes expectations reflected in such forward-looking statements are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. Factors that may cause actual results to differ include general economic conditions and other conditions that might affect operating expenses.

Liquidity and Capital Resources
-------------------------------

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with banks, its profitability and management of its Balance Sheet.

In the first six months of fiscal 2000, the company reduced the amount of trade accounts receivable by $1,502,934. During the same period, inventories increased by $857,616 and accounts payable decreased by $4,321,091. The reduction in accounts payable resulted primarily from the liquidation of payables acquired in the February, 1999 Metermaster acquisition. Bank debt increased by $2,959,600 as the result of the foregoing. It is the Company's intention to reduce trade receivables and inventories during the balance of the current fiscal year and to use cash to reduce bank debt and otherwise fund ongoing business needs. During the quarter ended September 30, 1999, trade receivables were reduced by $1,678,146 and inventories were reduced by $387,900, trade payables were reduced $1,920,883 and accrued liabilities were reduced by $414,027. Considering the foregoing together with cash flow generated from operations, bank debt was reduced by $811,900 in the three month period ended September 30, 1999.

Results of Operations
---------------------
Comparison of July 1, 1999 - September 30, 1999
-----------------------------------------------
                           to
              July 1, 1998 - September 30, 1998
              ---------------------------------

Sales totaled $19,210,385 in the quarter ended September 30, 1999. This compares to sales of $16,338,809 recorded in the same quarter in 1998. The increase in 1999 is primarily the result of the Company's acquisition of Metermaster in February, 1999.

Cost of products sold totaled 67.7% of sales in 1999 compared to 66% of sales in 1998. Certain service locations and other operations acquired in the February, 1999 Metermaster acquisition have sustained greater operating cost levels than have historically existed within the Company. The Company has taken action and will continue to take required actions to reduce operating costs at all locations. Selling and administrative expenses totaled 24.2% of sales in the quarter ended September 30, 1999 compared to 25.1% of sales in the same period one year ago. This improvement is due largely to economies of scale which resulted from the higher sales levels that have been achieved. Interest expense increased by nearly $100,000 or 17.9% in the quarter ended September 30, 1999 compared to the same quarter in 1998. This increase resulted from additional borrowings undertaken due to the Metermaster acquisition in February, 1999.

Comparison of April 1, 1999 - September 30, 1999
------------------------------------------------
                            to
              April 1, 1998 - September 30, 1998
              ----------------------------------

Sales totaled $39,245,199 in the six months ended September 30, 1999. This compares to sales of $34,298,118 in the same six month period in 1998. The increase in 1999 is primarily the result of the Company's acquisition of Metermaster in February, 1999.

Cost of products sold totaled 67.8% of sales in 1999 compared to 65.9% of sales in 1998. Certain service locations and other operations acquired in the February, 1999 Metermaster acquisition have greater operating cost levels than have historically existed within the Company. The Company has and will continue to take action to reduce operating costs at all locations to appropriate levels. Selling and administrative expenses in the six months ended September 30, 1999 totaled 24.3% of sales compared to 25.5% of sales in the same six months in 1998. Interest expense increased by 15% in the six months ended September 30, 1999 compared to the same period in 1998. This increase resulted from additional borrowings undertaken due to the Metermaster acquisition in February, 1999.

                                     PART II
                                     -------

                                OTHER INFORMATION
                                -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

At the Company's Annual Meeting on August 17, 1999, shareholders of the Company approved Proposals 1, 2, 4, 5 and 6 below. Proposal 3 was defeated. Results of the voting are as follows:

Proposal 1:
-----------

To elect Directors to serve until the 2001 Annual Meeting:

                                                             Authority
                                         For                 Withheld
                                         ---                 --------

               Angelo J. Chiarella       4,577,364            665,164

               E. Lee Garelick           4,785,511            457,017

               Dr. Harvey Palmer         4,637,838            604,690

Messrs. Oberlies, Murphy, Richardson, Klimasewski and McInroy and Mrs. Hessler did not stand for re-election to Transmation's Board of Directors in 1999.

Proposal 2:
-----------

To approve and adopt an amendment to the Company's Articles of Incorporation which increases the number of shares of the Company's authorized common stock from 15,000,000 shares to 30,000,000 shares:

               For                       Against               Abstain
               ---                       -------               -------
               4,885,135                 337,913               19,480

Proposal 3:
-----------

To approve and adopt an amendment to the Company's Code of Regulations which permits the number of directors of the Company to be fixed or changed by the Board of Directors as well as by the shareholders:

               For                      Against                Abstain
               ---                      -------                -------

               3,744,911                394,952                26,710

Proposal 4:
-----------

To approve and ratify an amendment to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan which permits exercise of previously granted options by persons who are no longer employees of the Company but continue to serve as non-employee directors of the Company:

               For                       Against               Abstain
               ---                       -------               -------

               4,258,064                 932,683               51,680

Proposal 5:
-----------

To approve and ratify an amendment to the Transmation, Inc. Amended and Restated Directors' Warrant Plan which permits the exercise of the warrants for a period of 90 days after cessation of service as a director of the Company:

               For                       Against               Abstain
               ---                       -------               -------

               4,768,999                 437,038               36,491

Proposal 6:
-----------

To approve and ratify the selection of Pricewaterhouse Coopers LLP as the Company's independent auditors for the fiscal year ending March 31, 2000:

               For                       Against               Abstain
               ---                       -------               -------

               5,225,116                 9,412                 8,000

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

      a) See Index to Exhibits.

      b) Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          TRANSMATION, INC.



Date November 8, 1999                     /s/ Eric W. McInroy
---------------------------               ------------------------------
                                          Eric W. McInroy
                                          President and CEO



Date November 8, 1999                     /s/ John A. Misiaszek
---------------------------               ------------------------------
                                          John A. Misiaszek
                                          Vice President, Finance

                                INDEX TO EXHIBITS


(2) Plan of acquisition, reorganization, arrangement, liquidation or succession Not applicable.

(3)  Articles of Incorporation and By Laws

     (i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and
          Exhibit I to the Registrant's Form 10-Q for the quarter ended September 30, 1996.

*         Certificate of Amendment is included herein as Exhibit 3 (i).

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

(10) Material Contracts

     (a) The documents listed under (4) are incorporated herein by reference.

     (b) Amendment No. 6 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Appendix A to the Registrant's 1999 Preliminary Proxy Statement which was filed in electronic format on June 21, 1999.

     (c) Amendment No. 5 to the Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Appendix B to the Registrant's 1999 Preliminary Proxy Statement which was filed in electronic format on June 21, 1999.

(11) Statement re computation of per share earnings Computation can be clearly determined from the Financial Statements included herein at Item 1.

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