Form 10-Q
period 1999-12-31
TRANSMATION INC
filed 2000-02-14
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1999
                               -------------------------------------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ----------------   ------------------------------

                         Commission file number 0-3905
                                                --------

                                TRANSMATION, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             OHIO                                       16-0874418
------------------------------------------- ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 10 Vantage Point Drive, Rochester, NY                     14624
------------------------------------------- ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code            716-352-7777
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
Yes  X      No
   ----       ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                 Number of Shares Outstanding                Date
-----                 ----------------------------                ----

Common                         6,016,792                    December 31, 1999


                                TOTAL PAGES - 13

                                     Part I

                              FINANCIAL INFORMATION
                              ---------------------
Item 1.  Financial Statements
                                TRANSMATION, INC.
                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                           December 31,         March 31,
ASSETS:                                                        1999               1999
                                                           ------------       ------------

Current Assets:
      Cash                                                 $    381,279       $    282,625
      Accounts Receivable, less allowance
        for doubtful accounts of $312,000 at 12/31/99
        and $549,000 at 3/31/99                              11,312,154         13,301,156
      Inventories                                             9,141,393         12,009,770
      Income Taxes Receivable                                 1,011,055            371,673
      Prepaid Expenses and Deferred Charges                   1,640,572          1,905,008
      Deferred Tax Assets                                       257,480            257,480
                                                           ------------       ------------
      Current Assets                                         23,743,933         28,127,712
Properties, at cost, less accumulated
      depreciation                                            6,929,747          6,886,231
Goodwill, less accumulated amortization of $3,394,972
      at 12/31/99 and $2,473,621 at 3/31/99                  21,043,722         21,738,856
Deferred Charges                                                184,548            214,295
Deferred Income Taxes                                            65,692             65,692
Other Assets                                                    283,394            262,798
                                                           ------------       ------------
                                                           $ 52,251,036       $ 57,295,584
                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities
      Current Portion of Long Term Debt                    $ 29,346,400       $  2,200,000
      Accounts Payable                                        7,367,994         11,423,358
      Accrued Payrolls, Commissions & Other                   2,403,260          2,167,714
                                                           ------------       ------------
      Current Liabilities                                    39,117,654         15,791,072
Long-Term Debt                                                                  26,166,900
Deferred Compensation                                           381,936            431,609
                                                           ------------       ------------
                                                             39,499,590         42,389,581
                                                           ------------       ------------

Stockholders' Equity:
      Common Stock, par value $.50 per share -
        Authorized - 30,000,000 shares                        3,008,396          2,966,371
      Capital in Excess of Par Value                          2,763,498          2,581,055
      Accumulated Translation Adjustment                       (142,167)          (200,568)
      Retained Earnings                                       7,575,034         10,012,460
                                                             13,204,761         15,359,318
      Treasury stock, at cost, 119,358 shares
      at 12/31/99 and 3/31/99                                  (453,315)          (453,315)
                                                           ------------       ------------
                                                             12,751,446         14,906,003
                                                           ------------       ------------
                                                           $ 52,521,036       $ 57,295,584
                                                           ============       ============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                     CONSOLIDATED STATEMENT OF (LOSS) INCOME
                                    UNAUDITED

                                                          10/1 -            10/1 -              4/1 -               4/1 -
                                                        12/31/99          12/31/98            12/31/99            12/31/98
                                                      -----------        -----------         -----------         -----------

Net Sales                                             $19,281,366        $16,830,499         $58,526,565         $51,128,617
                                                      -----------        -----------         -----------         -----------

Costs and Expenses:
   Cost of Product Sold                                16,169,699         11,265,774          42,796,393          33,882,494
   Selling & Admin. Expenses                            5,556,042          4,220,271          15,094,684          12,954,517
   Research & Develop. Costs                              352,786            429,370           1,156,069           1,285,326
   Interest Expense                                       978,597            529,446           2,297,845           1,676,481
                                                      -----------        -----------         -----------         -----------
                                                       23,057,124         16,444,861          61,344,991          49,798,818
                                                      -----------        -----------         -----------         -----------
                                                      (3,775,758)            385,638         (2,818,426)           1,329,799
Other Income, Gain on Sale of Property                                       244,494                                 244,494
                                                      -----------        -----------         -----------         -----------
(Loss) Income Before Taxes                            (3,775,758)            630,132         (2,818,426)           1,574,293
Provision (Benefit) for IncomeTaxes
    State and Federal                                   (764,700)            248,450           (381,000)             617,950
                                                      -----------        -----------         -----------         -----------
Net (Loss) Income                                     (3,011,058)            381,682         (2,437,426)             956,343
Retained Earnings at
    Beginning of Period                                10,586,092          9,538,020          10,012,460           8,963,359
                                                      -----------        -----------         -----------         -----------
Retained Earnings at
    End of Period                                      $7,575,034         $9,919,702          $7,575,034          $9,919,702
                                                      ===========        ===========         ===========         ===========


Net (Loss) Income Per Share
  Basic                                                    ($.50)               $.07              ($.41)                $.16
                                                           ======               ====              ======                ====
  Diluted                                                  ($.50)               $.06              ($.41)                $.16
                                                           ======               ====              ======                ====
Shares Used In Calculation
    Basic                                               6,016,792          5,838,101           6,016,792           5,838,101
                                                      ===========        ===========         ===========         ===========
    Diluted                                             6,016,792          6,042,775           6,016,792           6,042,775
                                                      ===========        ===========         ===========         ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED

                                                                       Three Months Ended                    Nine Months Ended
                                                                       ------------------                    -----------------

                                                                  12/31/99           12/31/98          12/31/99           12/31/98
                                                                  --------           --------          --------           --------

Cash Flows from Operating Activities
     Net (Loss) Income                                        ($ 3,011,058)      $    381,682       ($ 2,437,426)      $    956,343
     Adjustments to reconcile net income to net cash
       provided from operating activities
            Depreciation and Amortization                        1,184,480          1,056,073          3,510,382          3,242,407
            Provision for Losses on Accounts Receivable            (29,000)           (17,000)          (237,000)           (82,000)
            Life Insurance Policies                                (11,000)                              (20,596)            (9,285)
     Decrease (Increase) in Accounts Receivable                    723,068            (62,411)         2,226,002          1,844,863
     Decrease (Increase) in Inventories, Net                     3,725,993           (170,556)         2,868,377           (102,493)
     (Increase) in Prepaid Expenses and
            Deferred Charges                                      (264,518)          (836,586)          (659,571)        (1,582,360)
     Increase (Decrease) in Accounts Payable                       265,727          1,584,748         (4,055,364)          (740,858)
     Increase (Decrease) in Accrued Payrolls, Commissions
       & Other Liabilities                                         563,594           (203,928)           235,546           (532,240)
     Increase (Decrease) in Income Taxes
       Receivable/Payable                                         (766,153)           147,350           (639,382)           125,484
     Decrease in Deferred Compensation                             (16,412)           (17,724)           (49,673)           (53,173)
                                                              ------------       ------------       ------------       ------------
Net Cash Provided by Operating Activities                        2,364,721          1,861,648            741,295          3,066,688
                                                              ------------       ------------       ------------       ------------
Cash Flows from Investing Activities:
     Disposition of Asset                                                             175,996                               175,996
     Purchase of Metermaster                                      (137,677)                             (226,217)
     Purchase of Properties                                       (128,808)          (570,074)        (1,678,793)        (1,248,040)
                                                              ------------       ------------       ------------       ------------
Net Cash used in Investing Activities                             (266,485)          (394,078)        (1,905,010)        (1,072,044)
                                                              ------------       ------------       ------------       ------------
Cash Flows from Financing Activities:
     Increase (Decrease) in Notes Payable & Current
      Portion of LTD                                            26,896,400                            27,146,400         (3,356,000)
     Issuance of Common Stock                                       58,339             94,768            224,468            328,253
     (Decrease) Increase in Long-Term Debt                     (28,876,500)        (1,234,900)       (26,166,900)         1,444,378
Purchase of Treasury Stock                                                           (406,065)                             (406,065)
                                                              ------------       ------------       ------------       ------------
Net Cash (used in) Provided by Financing Activities             (1,921,761)        (1,546,197)         1,203,968         (1,989,434)
                                                              ------------       ------------       ------------       ------------
Effect of Exchange Rate Changes on Cash                             26,350             (3,868)            58,401           (109,812)
                                                              ------------       ------------       ------------       ------------
Net Increase (Decrease) in Cash                                    202,825            (82,495)            98,654           (104,602)
Cash at Beginning of Period                                        178,454            630,557            282,625            652,664
                                                              ------------       ------------       ------------       ------------
Cash at End of Period                                         $    381,279       $    548,062       $    381,279       $    548,062
                                                              ============       ============       ============       ============

Cash Paid for Interest and Income Taxes is as follows:
     Interest Paid                                            $    682,916       $    577,301       $  1,946,174       $  1,632,717
                                                              ============       ============       ============       ============
     Taxes Paid, Refunded                                             $316              ($374)          $202,526          $337,753
                                                                      ====              =====           ========          ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                    UNAUDITED

                           Number of                                                      Accum-
                           Shares of                                                      ulated
                           $.50 Par       Common                                          Other
                           Value          Stock           Capital                         Compre-
                           Common         Issued          in Excess                       hensive
                           Stock          and             of Par         Retained         (Loss)         Treasury
                           Outstanding    Outstanding     Value          Earnings         Income         Stock          Total
                           -----------    -----------     -----          --------         ------         -----          -----


Balance, March 31, 1996     2,451,946     $1,225,973      $1,124,583      $5,905,652       ($93,819)                     $8,162,389
Components of
Comprehensive Income:
  Net Income                                                               2,059,736                                      2,059,736
  Currency Translation
  Adjustment                                                                                (36,713)                        (36,713)
                                                                                                                           --------
Total Comprehensive
Income                                                                                                                    2,023,023
Issuance of Stock             374,466        187,233       1,997,163                                                      2,184,396
                            ---------     ----------      ----------      ----------      ---------      ---------      -----------
Balance, March 31, 1997     2,826,412      1,413,206       3,121,746       7,965,388       (130,532)                     12,369,808
Components of
Comprehensive Income:
  Net Income                                                                 997,971                                        997,971
  Currency Translation
  Adjustment                                                                                  9,744                          9,744
                                                                                                                              -----
Total Comprehensive
Income                                                                                                                    1,007,715
Issuance of Stock             150,838         75,419         532,217                                                        607,636
Two for One Stock Split
on July 22, 1997            2,853,692      1,426,846      (1,426,846)
                            ---------     ----------      ----------      ----------      ---------      ---------      -----------
Balance, March 31, 1998     5,830,942      2,915,471       2,227,117       8,963,359       (120,788)                     13,985,159
Components of
Comprehensive Income:
  Net Income                                                               1,049,101                                      1,049,101
  Currency Translation
  Adjustment                                                                                (79,780)                        (79,780)
                                                                                                                           --------
Total Comprehensive
Income                                                                                                                      969,321
Issuance of Stock             101,800         50,900         353,938                                                        404,838
Share Repurchase                                                                                         ($453,315)        (453,315)
                            ---------     ----------      ----------      ----------      ---------      ---------      -----------
Balance, March 31, 1999     5,932,742      2,966,371       2,581,055      10,012,460       (200,568)      (453,315)      14,906,003
Components of
Comprehensive Income:
  Net Loss                                                                (2,437,426)                                    (2,437,426)
  Currency Translation
  Adjustment                                                                                 58,401                          58,401
Total Comprehensive
Income                                                                                                                  ($2,379,025)
Issuance of Stock              84,050         42,025         182,443                                                        224,468
                            ---------     ----------      ----------      ----------      ---------      ---------      -----------
Balance, December 31,
1999                        6,016,792     $3,008,396      $2,763,498      $7,575,034      ($142,167)     ($453,315)     $12,751,446
                            =========     ==========      ==========      ==========      =========      =========      ===========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                TRANSMATION, INC.

                 Notes to the Consolidated Financial Statements

Note 1 - Consolidated Financial Statements
------------------------------------------

The consolidated balance sheets, statements of income, cash flow and stockholders' equity for the periods ended December 31, 1999 and December 31, 1998 have been prepared by the Company without audit. In the opinion of Management, all adjustments necessary to present fairly the financial position, results of operations, and changes in cash flows at December 31, 1999 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 1999, annual report to shareholders. The results of operations for the nine months ended December 31, 1999 are not necessarily indicative of the operating results for the full year.

Note 2 - (Loss) Earnings Per Share
----------------------------------

Net (loss) income per share - basic - excludes dilution and is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Net loss per share - diluted - is computed by dividing the net loss by the weighted average number of common shares outstanding during the reporting period. Net income per share - diluted - reflects the potential dilution that could occur if stock options and warrants were exercised.

Note 3 - Long-Term Debt
-----------------------

At December 31, 1999, the Company was in violation of certain covenants relating to both the current portion of its long-term debt and to its long-term debt. Negotiations are underway with lenders with respect to such violations, however, as of the date of filing, no waivers of such violations had as yet been received by the Company from the lenders.

Item 2 - Management's Discussion and Analysis of Operations and Financial
-------------------------------------------------------------------------
Condition
---------

The following discussion is based primarily on the consolidated financial statements of Transmation, Inc. as of December 31, 1999 and 1998 and for the nine and three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Liquidity and Capital Resources
-------------------------------

At December 31, 1999, the Company was in violation of certain covenants of its borrowing agreement with banks, and as of the date of this filing had not received waivers with respect to those violations from the banks. The Company's primary sources of liquidity and capital are funds provided under its borrowing agreement with banks. If resolution with respect to such covenant violations with its lenders cannot be reached, the Company's future ability to access sufficient capital to sustain its needs would be jeopardized.

In the quarter ended December 31, 1999, the Company recognized one-time pre-tax charges totaling $3,368,000 stemming principally from charges relating to inventory write-downs which resulted from lower sales than were originally anticipated, severance payments due to contractual obligations to the Company's former CEO, bank charges relating to the Company's failure to meet certain financial covenants of its bank loans, and a charge to the Company's reserve for uncollectible accounts relating to currency devaluations which occurred in Southeast Asia.

During the first nine months of fiscal 2000, the Company reduced the amount of its trade accounts receivable by $1,989,000. This reduction resulted from improved collection results during the period. Trade accounts payable decreased by $4,055,000 during the same nine month period, primarily the result of the liquidation of payables acquired in the February, 1999 Metermaster acquisition. Bank debt increased by $979,500 during the period as the result of the foregoing. It is the Company's intention to continue to manage its balance sheet throughout the balance of the current fiscal year and to use cash generated to further reduce bank debt. During the quarter ended December 31, 1999, Net Trade Accounts Receivable were reduced by $694,000, Trade Payables increased by $266,000 and accrued liabilities increased by $564,000. Bank debt was reduced by $1,980,000 during the quarter as the result of the foregoing.

Results of Operations
---------------------
Comparison of October 1, 1999 to December 31, 1999
--------------------------------------------------
                              to
              October 1, 1998 to December 31, 1998
              ------------------------------------

Sales totaled $19,281,366 in the quarter ended December 31, 1999 compared to $16,830,499 in the quarter ended December 31, 1998. The increase in 1999 is primarily the result of the Company's acquisition of Metermaster in February, 1999.

Cost of products sold totaled 83.9% of sales in the quarter ended December 31, 1999 compared to 66.9% of sales in the quarter ended December 31, 1998. The increase in 1999 is primarily the result of an inventory charge the Company recorded in 1999 to reflect potentially excess inventories it has on hand at that date as the result of lower than anticipated sales during 1999. Sales and administrative expenses totaled 28.8% of sales in the quarter ended December 31, 1999 compared to 25.1% of sales in the quarter ended December 31, 1998. The increase in 1999 is primarily the result of severance charges relating to contractual obligations to the Company's former CEO and to a write-off relating to potential uncollectible accounts which resulted from currency devalutions in the Far East. Interest expense totaled 5% of sales in the quarter ended December 31, 1999 compared to 3.1% of sales in 1998. The increase in 1999 is the result of charges incurred as the result of the Company's failure to meet agreed-upon covenants with its lenders and higher average borrowings in 1999 compared to 1998.

Comparison of April 1, 1999 - December 31, 1999
-----------------------------------------------
                            to
              April 1, 1998 - December 31, 1998
              ---------------------------------

Sales totaled $58,526,565 in the nine months ended December 31, 1999 compared to $51,128,617 in the nine months ended December 31, 1998. The increase in 1999 is primarily the result of the Company's acquisition of Metermaster in February, 1999.

Cost of products sold totaled 73% of sales in the nine month period ended December 31, 1999 compared to 66% of sales in the same period ended December 31, 1998. The increase in 1999 is the result of an inventory charge in 1999 recorded to reflect potentially excess inventory on hand at December 31, 1999 as the result of lower than anticipated sales during 1999 together with the fact that certain service locations and other operations acquired in the February, 1999 Metermaster acquisition had greater operating cost levels than have historically existed within the Company. The Company has and will continue to take action to reduce operating costs at all locations to appropriate levels. Selling and Administrative expenses totaled 25.8% of sales in the nine-month period ended December 31, 1999 and 25.3% of sales in 1998. The increase in 1999 compared to 1998 is primarily the result of severance charges and a write-off of a potentially uncollectible account which resulted from currency devaluations in the Far East. Interest expense totaled 3.9% of sales in the nine-month period ended December 31, 1999 compared to 3.3% of sales in the same nine-month period ended December 31, 1998. The increase in 1999 is the result of charges imposed by lenders resulting from the failure of the Company to meet its required financial covenants under terms of its loan agreement.

                                     PART II

                                OTHER INFORMATION
                                -----------------

Item 3.  Defaults Upon Senior Securities
-------  -------------------------------

         See Part I, Note 3.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

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



                                                        TRANSMATION, INC.



Date    2/11/00                                      /s/ Robert G. Klimasewski
     ----------------------------------------------  ---------------------------
                                                     Robert G. Klimasewski
                                                     President and CEO



Date    2/11/00                                      /s/ John A. Misiaszek
     ----------------------------------------------  ---------------------------
                                                     John A. Misiaszek
                                                     Vice President, Finance

                                INDEX TO EXHIBITS


 (2) Plan of acquisition, reorganization, arrangement, liquidation or succession
               Not applicable.
 (3)     Articles of Incorporation and By-Laws
         (i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995, and Exhibit 3(i) to the Registrant's Form 10-Q for the quarter ended September 30, 1999.
         (ii) By-laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant's Form 10-K for the year ended March 31, 1988.
 (4) Instruments defining the rights of security holders, including indentures
               Credit and Loan Agreement dated August 7, 1998 between Transmation, Inc. and Key Bank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant's Form 10-Q for the quarter ended September 30, 1998.
 (10)    Material Contracts
               The documents listed under (4) are incorporated herein by reference.
 (11)    Statement re Computation of Per Share Earnings
               Computation can be clearly determined from Consolidated Statement of (Loss) Income included in the Financial Statements and in conjunction with Note 2 to the Financial Statements both included herein at Item 1.

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