Form 10-K405
period 2000-03-31
TRANSMATION INC
filed 2000-06-29
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act --- of 1934 (No Fee Required)


For the fiscal year ended       March 31, 2000
                          --------------------
                                       OR

___ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 (No Fee Required)

For the transition period from ______________________ to________________________

                          Commission file number 0-3905
                                                 ------

                                Transmation, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                  16-0874418
------------------------------------------- -----------------------------------
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

10 Vantage Point Drive, Rochester, New York                  14624
------------------------------------------- ------------------------------------
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        716-352-7777
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:

          Title of each class          Name of each exchange on which registered
-------------------------------------  -----------------------------------------

                 None                                     None
-------------------------------------  -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

--------------------------------------------------------------------------------
                                (Title of Class)

                          Common Stock $0.50 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X or No
                                             ---      ---

                                Total Pages - 39

Indicate by check mark (X) if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (X)

The aggregate market value of the voting stock held by non-affiliates of the registrant is $12,886,672 as of the close of business June 2, 2000. Market value is determined by reference to the final NASDAQ quotation of the price paid for Transmation stock as of that date.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the close of business on June 2, 2000.

        Class                               Number of Shares Outstanding
        Common                                        5,984,027
        ------                                        ---------

Documents incorporated by reference and the part of Form 10-K into which they are incorporated are listed hereunder.

  Part of Form 10-K                            Document Incorporated
  -----------------                            ---------------------

       Part III Registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held on August 15, 2000

                                     Part I

Item 1.  Business

Transmation, Inc. (the "Company"), an Ohio corporation organized in 1964, is primarily engaged in the sale and distribution, development, manufacture and service of electronic instrumentation which is used principally for measurement, indication and transmission of information.

The principle products and services sold by Transmation are test, measurement and calibration instruments used to calibrate, measure and test many physical parameters in industry and science. Products sold and serviced by Transmation are manufactured by the Company and by approximately two hundred fifty other manufacturers.

Principle products sold by Transmation range in price from $100 to more than $20,000 for large calibration test systems. Services sold by Transmation range in price from $25 for a product certification to more than $100,000 for large on-site service projects.

Transmation believes it is uniquely positioned in its industry in that it provides customers significant opportunity to fulfill many of their product purchasing and product service requirements from one vendor. The ability to sell both products and services to customers enables the Company to distribute its sales and administrative costs over both sales activities and to better penetrate customer accounts to achieve enhanced sales results from customers compared to competitors who do not offer both sales and service solutions for customers.

The principal market for Transmation's products and services is within the process industry and is primarily directed to the petroleum refining and chemical manufacturing industries, and secondarily to the pulp and paper, gas pipeline and primary metals industries.

Transmation's sales are accomplished through (i) its Transcat Distribution Division ("Transcat") which uses both direct marketing (catalog and internet) and direct salesmen, (ii) a manufacturing subsidiary, The Products Group, which produces products primarily under the Transmation and Altek product labels,
(iii) the MetersandInstruments.com subsidiary, begun in July 1999, a distributor to price-sensitive customers in discrete industries having a well defined purchasing intent over the internet, and (iv) three foreign subsidiaries.

Sales of test, measurement and calibration equipment and services are principally made through Transcat, which sells through a catalog distributed to existing and prospective customers, through the internet and through salespeople in selected locations in the United States and Canada. Transcat sells Transmation-manufactured products and re-sells the products of approximately 250 other manufacturers through an annual catalog, which is currently approximately 800 pages. To date, more than one million catalogs have been distributed through this part of Transmation's sales and marketing effort. In addition to the annual catalog, Transcat makes periodic mailings to existing and prospective customers to spur additional sales as well as to generate names for future catalog or product mailings. In fiscal 1999, Transcat introduced Transcat.com(R), an Internet site containing much of Transcat's catalog "on-line", making on-line commerce available for Transcat's customers.

In fiscal 2000, Transmation, Inc. incorporated MetersandInstruments.com, also an "on-line" sales activity, to target sales to customers traditionally very well informed with respect to their product purchase requirements and also very price sensitive in their purchasing practices. In addition to its "on-line" catalog, MetersandInstruments makes periodic mailings to existing and prospective customers in both electronic and traditional formats and advertises extensively in appropriate trade publications to promote site awareness among customers and prospective customers.

In addition to catalog and internet sales, Transmation engages in direct sales of test, measurement and calibration equipment and services. The Company employs over 20 direct sales people and sales managers in Transcat. The Company also maintains one regional sales manager in China. In addition, the Company has arrangements with over 60 sales representative and distributor organizations, each employing one or more sales engineers, located in other areas of concentrated demand for Transmation's products in the United States, Canada, the Far East, Central and South America, Australia, the Middle East and Eastern and Western Europe. These sales representatives and distributors either promote Transmation's products on a commission basis or purchase them from Transmation at a discount and resell such products to end users.

The Company's Transcat CalLab operations, 6 of which are Guide 25 certified and all of which are ISO 9002 registered, provide periodic calibration and repair services for customers owning instrumentation manufactured by others and by Transmation. At March 31, 2000, there were Transcat CalLab facilities in 13 locations in the United States and Canada.

The Company's manufacturing operations, located in Rochester, New York, primarily develop, manufacture and sell electronic and pneumatic instrumentation used to calibrate and test instrumentation used primarily in the process industries. The facility has ISO 9001 registration.

The Company's value-added operation, which customizes, modifies and repairs analog gauges, is located in Baltimore, Maryland.

Since the beginning of fiscal 1997, Transmation has expanded its business through three acquisitions:

Altek Acquisition

In April 1996, the Company acquired all of the stock of Altek, a manufacturer of electronic calibration equipment, for cash and notes aggregating $4.8 million, and 300,000 shares of Common Stock. As a result of this acquisition, the Company's sales have increased by more than $5 million annually.

EIL Acquisition

In April 1997, the Company acquired substantially all of the assets of the Sales and Service Divisions of E.I.L. Instruments, Inc., a distributor and servicer of electronic test, measurement and calibration instrumentation, for $22 million in cash and the value of certain assumed liabilities. As a result of this acquisition, the Company has added a large base of potential new customers, a value-added meter modification business and several new product lines, and has significantly increased its overall capabilities to provide repair, calibration and certification services.

Metermaster Acquisition

In February 1999, the Company acquired the capital stock of Metermaster, Inc., a distributor of electronic test, measurement and calibration instrumentation and value-added provider of analog gauges, for approximately $1,000,000 in cash plus the assumption of liabilities totaling approximately $7,600,000. As the result of this acquisition, the Company has added a large base of potential new customers, added significantly to its value-added business, and acquired a presence in potentially important new market territories not formerly served by Transmation.

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

The Company's principal executive offices are located at 10 Vantage Point Drive, Rochester, New York 14624. Its telephone number is (716) 352-7777.

The following information is set forth as it is deemed material to an understanding of the business of the registrant:

Competition

The market to which the Company sells the products it manufactures is highly competitive, and the Company expects that competition will increase in the future. Failure to keep pace with rapid technological advances, which characterize the industry, could adversely affect the Company's competitive position with respect to the products it manufactures and the way it distributes its products. In its manufacturing operation, the Company competes on the basis of price, performance, inventory availability, quality, reliability and customer service and support. To maintain its competitive position with respect to manufactured product, the Company must continue to develop new products, periodically enhance its existing products, reduce its cost of manufacturing such products, maintain the quality of its products and compete effectively in the areas described above. Although the Company believes that its products are competitive in each of the above-described areas, there can be no assurance that existing or future competitors, some of which have greater financial resources than the Company, will not introduce comparable or superior products incorporating more advanced technology at lower prices. The Company's competitors are numerous, ranging from large corporations to many relatively small and highly specialized firms. Although no single company competes in all of the Company's product markets, some of the major competitors which compete in the Company's individual product markets include Fluke, a unit of Danaher, Beta (a division of Hathaway Corporation) and certain divisions of Ametek Corporation. Some of these competitors have more extensive sales, distribution, engineering, manufacturing and/or marketing capabilities and substantially greater financial, technological and personnel resources than does the Company.

The market to which the Company, through Transcat, sells products and related services is also highly competitive. Competition for sales in distribution and service is quite fragmented and ranges from large, well financed national distributors to small local distribution organizations and service providers, as well as the manufacturers of the products themselves. Transcat competes on the basis of price, inventory availability, service quality and customer service and support. To maintain its competitive position with respect to such products and services, the Company must continually demonstrate to customers its commitment to achieving the highest level of performance possible for a distributor and compete effectively in the areas described above.

Significant Customers

There were no sales to any customer or controlled group which amounted to 10 percent or more of the Company's consolidated net sales during the years 2000-1998, nor is the Company dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

Backlog

At the close of the fiscal year ended March 31, 2000, Transmation had a firm order backlog of approximately $3,125,000 as compared to $2,483,000 in 1999 and $2,485,000 in 1998.

It is anticipated that 100 percent of Transmation's backlog existing on March 31, 2000 will be filled by shipments in fiscal year 2001. Transmation's cycle of sales to delivery at the present time is 1 day to 12 weeks on all product categories except for process monitoring systems, where the cycle is 10-40 weeks. However, backlog has generally not been a significant factor in Transmation's business.

Seasonally

Transmation does not believe that its line of business has any significant seasonal factor.

Raw Materials

Finished products required for the Transcat division's catalog sales are generally available from only one source per product (the manufacturer) although on occasion substitutions of product are possible. Additionally, while the raw materials and components essential to Transmation's manufacturing business are available from a number of sources of supply, a portion of the Company's manufacturing operations is dependent on the ability to deliver completed products, sub-assemblies or components in time to meet critical distribution and manufacturing schedules. In certain instances, important parts and components are available through fewer suppliers than Transmation deems suitable. If such suppliers should fail in deliveries, delays in Transmation's production could result which, in turn, could have a material adverse effect on the Company's business, prospects, results of operations and financial condition. Periodically, Transmation has experienced delays in obtaining certain parts and components or finished products. Such delays are primarily attributable to demand for parts or products and long lead times. In order to minimize such delays, Transmation has placed scheduled blanket purchase orders, has sought out alternate sources of supply, has provided vendors with greater lead time in filling such orders and has placed certain finished product in its inventory. Transmation believes that such delays have not had a material adverse effect on its business to date, although it cannot predict what effect such delays may have in the future.

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

Transmation has registered numerous trademarks in the United States Patent and Trademark Office, including Transcat(R), Quick-Cal(R), CalXpress(R), and Shop Access(R).

Research and Development

During the fiscal year ended March 31, 2000, Transmation expended approximately $1,513,077 in research and development as compared with an approximate expenditure of $1,616,747 in 1999 and $1,660,110 in 1998. The research and development costs in fiscal 2000 reflected the Company's efforts in all of its product lines in its Products Group.

Research and development is Company sponsored. Approximately 16 of its employees and several consultants are engaged in product development. All such employees hold technical degrees.

Many of the instruments which the Company designs and manufactures are used in the petroleum refining and chemical manufacturing industries. The tolerance for error in the design, manufacture or use of these products may be small or non-existent. If an instrument designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, improper use of the product or other reasons, the instrument may need to be recalled, possibly at the Company's expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of the recall to the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and diminution of the Company's reputation, each of which could have a material adverse effect on the Company's business, prospects, results of operations and financial condition. In addition, the manufacture and sale of the instruments manufactured by the Company also involves the risk of product liability claims. The Company evaluates its insurance coverage from time to time in view of developments in its business and products currently under development. Product liability insurance is expensive and, in the future, may not be available on acceptable terms, in sufficient amounts, or at all. A successful claim brought against the Company in excess of its insurance coverage or any material claim for which insurance coverage is denied or limited could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

Employees

At March 31, 2000, Transmation employed 351 persons, including 3 part time. Transmation employed 418 persons as of March 31, 1999, and at March 31, 1998, Transmation employed 407 persons (including 3 part-time employees). None of Transmation's employees is subject to collective bargaining agreements.

Environmental Matters

Registrant does not believe that compliance with Federal, State or Local provisions relating to the protection of the environment have any material effect on its capital expenditures, earnings or competitive position.

Information as to classes of similar products:

The Company sells and services predominately one type of product, that being test, measurement and calibration products.

Information Regarding Export Sales

Approximately 14.9 percent of Transmation's sales in 2000 resulted from sales in foreign countries. This compares with 18.8 percent of sales in 1999 and 19.1 percent of sales in 1998. In 2000, the percentage of foreign sales decreased compared to 1999 as the result of the acquisition of Metermaster, Inc. in February 1999. Metermaster's business is conducted entirely in the United States. In 1999, the percentage of foreign sales decreased compared to 1998 as the result of continuing unsettled economic conditions, which continued in the Far East, a major Transmation market. Sales in foreign countries generate relatively the same profit margins as domestic sales. During fiscal 1998, many Asian currencies weakened significantly compared to the U.S. dollar and that weakness continued throughout 2000. The Company believes the stronger U.S. dollar contributed to reduce sales in all years 1998-2000, below levels, which would otherwise have been anticipated from Asian markets. Those markets are areas of significant market potential for the Company. Management believes that continued weakness in Asian currencies will have a negative influence on our future sales to Asia although it is impossible to predict the magnitude of such impact. In addition, Transmation's revenues are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on the Company's business, prospects, results of operations and financial condition.

The information contained in Notes 2 and 3 to the Financial Statements of this report is incorporated herein by reference.

Item 2.  Properties

During 1999, Transmation sold its former facility at Mt. Read Boulevard in Rochester, New York for net proceeds totaling approximately $423,000. The operations of both its former Instrument Division manufacturing division and its Altek subsidiary were consolidated into a facility of approximately 26,000 square feet at 35 Vantage Point Drive in Rochester, New York on April 1, 1999.

In addition, Transmation has leased an additional 24,000 square feet of space in Rochester. This space is being used for certain executive, administrative, sales, service and manufacturing purposes. The lease for this space will expire in October 2002.

Various sales office and CalLab space is leased by the Company and its subsidiary, Transmation (Canada), Inc., and is considered adequate to meet both present and future needs in those locations. (See Note 7 to the Financial Statements.)

Generally, Transmation's present facilities are being fully utilized and are considered suitable for its current needs and there is no present requirement for significant additional space. Any expansion or change in business facilities as the result of a consolidation of manufacturing operations will be made in the future, if necessary.

Item 3.  Legal Proceedings

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

                                     Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded in NASDAQ under the symbol TRNS. A record of actual transactions in Transmation's stock is reflected in the following table:

                      First Quarter   Second Quarter   Third Quarter    Fourth Quarter
                      -------------   --------------   -------------    --------------
2000        High         $4.50            $3.38           $3.25             $4.00
             Low         $2.50            $2.56           $1.47             $2.25

1999        High         $8.50            $6.31           $4.75             $5.38
             Low         $6.00            $3.00           $2.88             $2.63

At June 2, 2000, there were approximately 917 shareholders.

The Company has paid no cash dividends since its inception.

During fiscal 2000, the Company issued the following securities which were not registered under the Securities Act of 1935, as amended (the "Act"). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption include the recipients' representations as to their investment intent with respect to such securities and restrictions on the transfer of such securities imposed by the Company:

(1) On October 29, 1999, as part of the consideration authorized by the Board of Directors to compensate the Lead Director of the Board for his services theretofore rendered, the Company issued to him 870 shares of Common Stock.

(2) On May 11, 2000, the Company issued to a consultant and former executive officer of the Company, 800 shares of Common Stock earned by him during fiscal 2000 pursuant to a certain Employer Consultant Agreement dated January 24, 2000.

Item 6.
                               Transmation, Inc.
                            Selected Financial Data

                                                            Year Ended March 31,
                             2000                1999               1998               1997               1996
                             ----                ----               ----               ----               ----

Net Sales                $79,968,749         $70,873,287        $79,517,898        $47,311,224        $38,449,758
                         -----------         -----------        -----------        -----------        -----------

Operating Income         $   121,389         $ 3,756,122        $ 4,187,289        $ 3,435,961        $ 2,165,037
                         -----------         -----------        -----------        -----------        -----------

Net (Loss) Income        $(2,490,110)        $ 1,049,101        $   997,971        $ 2,059,736        $ 1,234,723
                         -----------         -----------        -----------        -----------        -----------

(Loss) Income Per
Share  - Basic           $      (.42)        $       .18        $       .17        $       .37        $       .26
                         -----------         -----------        -----------        -----------        -----------

(Loss) Income Per
Share  - Diluted         $      (.42)        $       .17        $       .16        $       .35        $       .24
                         -----------         -----------        -----------        -----------        -----------

Total Assets             $52,358,728         $57,295,584        $51,875,214        $25,858,358        $15,701,727
                         -----------         -----------        -----------        -----------        -----------

Long-Term Debt           $26,693,400         $26,166,900        $21,752,922        $ 6,000,000        $ 2,050,800
                         -----------         -----------        -----------        -----------        -----------

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Increases (Decreases) in Consolidated Operating Results Compared to Prior Year.

                                                                      $000
                                                                      ----
                                                        2000                        1999
                                              ----------------------       ----------------------
                                              Change from         %        Change from         %
                                               Prior Year         -         Prior Year         -
                                              -----------                  -----------

Net Sales                                       $ 9,095           13         $(8,645)        (11)
Costs and Expenses:
     Cost of Products Sold                       10,124           21          (6,812)        (13)
     Selling and Administrative Expenses          2,710           15          (1,358)         (7)
     Research and Development Costs                (104)          (6)            (44)         (3)
     Interest Expense                               714           32            (331)        (13)
Income from Operations                           (4,349)        (282)           (100)         (6)
Other Income                                       (246)        (100)            246
(Loss) Income Before Income Taxes                (4,595)        (257)            146           9
Provision for Income Taxes                        1,056          143              95          15
Net (Loss) Income                               $(3,539)        (337)        $    51           5
(Loss) Earnings Per Share - Diluted             $  (.59)        (347)        $   .01           6

Net Sales

The 13% increase in net sales in 2000 compared to 1999 is attributable to the acquisition of Metermaster Inc. by Transmation, Inc. in February 1999.

The 11% decrease in net sales in 1999 compared to 1998 is attributable to lower demand for Transmation's products and services as the result of economic uncertainties which existed in the Far East, a major market for the Company, and as the result of low oil prices which existed throughout much of fiscal 1999 which reduced economic activity in major markets which the company serves.

Cost of Product Sold

Cost of product sold increased by $10,124,000, or 21% in 2000 compared to 1999. During 2000, the Company identified $2,600,000 of excess and slow-moving inventory within its Transcat Division. This accumulation of unusable inventory resulted from overly aggressive sales forecasting and the failure to properly take advantage of vendor restocking policies on a timely basis. The Company has implemented procedures which should reduce its exposure to future inventory writedowns resulting from such occurrences. Additionally in 2000, the Company began its MetersandInstruments.com subsidiary. This subsidiary sells products to customers over the World Wide Web at discounts to prices otherwise available in the marketplace. Discounts offered through this sales channel reduce margins the Company would otherwise achieve. Further, in 2000, the Company sold proportionately more lower margin distribution product than in 1999 also causing further erosion of the Company's gross margin compared to 1999.

In 1999, cost of product sold decreased by 13% compared to 1998. This decrease resulted from lower sales volumes in 1999 vs. 1998 and from cost savings initiatives in 1999 in both the Company's manufacturing and service organizations.

Selling and Administrative Expenses

Selling and administrative expenses increased by 15% in 2000 compared to 1999. In addition to increases which resulted from higher sales volumes, one-time charges including $468,000 for severance payments and a $150,000 charge to increase the reserve for bad debts are included in 2000 amounts. Exclusive of those one-time charges, selling and administrative costs increased by 11.7% in 2000, a rate somewhat lower than the rate of sales increases achieved in 2000. Selling and administrative expenses decreased by 7% in 1999 compared to 1998. The decrease in 1999 was the result of cost savings initiatives implemented in the Company's Sales and Administrative departments throughout fiscal 1999.

Research and Development

Research and development costs decreased by 6% in 2000 compared to 1999. Spending in the research and development effort is considered appropriate to enable the Company to maintain its competitive position in the marketplace. In 1999, research and development spending decreased by 3% compared to 1998. Spending is considered appropriate to enable the Company to maintain its competitive position in the marketplace.

Interest Expense

Interest expense increased by 32% in 2000 compared to 1999. This increase is the result of higher rates and higher average borrowings in 2000 compared to 1999 combined with a charge imposed by Transmation's lenders during the third quarter of fiscal 2000 due to Transmation's failure to comply with certain financial covenants of its borrowing agreement, which failures were waived by the lenders as of March 31, 2000.

Interest expense decreased by 13% in 1999 compared to 1998. That decrease was the result of a reduction in average borrowings outstanding during 1999 compared to 1998, and as the result of a new borrowing agreement the Company entered into in August 1998 which called for the Company to pay lower rates than did the Company's previous debt agreement.

Other Income

There was no other income in 2000.

Other income in 1999 is comprised of the profit realized on the sale of the Company's former manufacturing facility in Rochester, New York. The Company consolidated both of its manufacturing operations into a single location on April 1, 1999.

Income Taxes

The Company's effective income tax benefit in 2000 is 11.4% compared to an effective tax rate of 41.3% on pre-tax profits in 1999. The Company is limited as to the amount of its loss it can carry back against taxes paid in prior years and will claim benefits from existing net operating losses in future years.

The Company's effective tax rate in 1999 was 41.3% of pre-tax profits in 1999 compared to 39.2% of profits in 1998. The higher tax rate in 1999 compared to 1998 is primarily the result of an increase in income in the Company's Canadian subsidiary, where higher tax rates exist.

Impact of Inflation

The effects of inflation have not been significant to Transmation during 2000-1998 because inflation rates have been relatively low.

Year 2000 Issue

The Company has not incurred any material adverse effects as the result of Year 2000 issues.

Liquidity and Capital Resources:

Cash Flows

                                              $000
                            ----------------------------------------
                              2000            1999            1998
                              ----            ----            ----

Cash Provided (used) by:

Operating Activities        $   293         $ 4,642         $  2,852

Investing Activities        $(1,491)        $(2,768)        $(24,084)

Financing Activities        $ 1,355         $(2,165)        $ 21,117

Operating Activities

Net cash from operations totaled $293,000 in 2000, a decrease of $4,350,000 from 1999. The primary reason for reductions in cash provided from operations in 2000 compared to 1999 was the net loss of $2,490,000 recorded in 2000 together with the reduction in trade accounts payable of $4,588,000 in 2000. Offsetting the foregoing uses of cash for the Company in 2000 were amortizations of goodwill and catalog costs together with depreciation which totaled $4,808,000 in 2000 compared to $3,057,424 in 1999, and the reduction of inventories by $2,933,000 in 2000 (of which $2,600,000 resulted from a one-time charge) compared to an increase in inventories of $500,000 in 1999.

Net cash from operations totaled $4,642,000 in 1999, an increase of $1,790,000 from 1998. Trade accounts receivable were reduced by $1,667,000 from amounts outstanding one year earlier and trade accounts payable increased by $757,000 compared to the prior year (after giving consideration to such amounts as were purchased in the Metermaster acquisition). Additionally, depreciation and amortization increased by $346,000 in 1999 compared to 1998 providing additional cash flow. Inventories increased by $500,000 in 1999 compared to 1998 partially offsetting the favorable cash flow provided by the increased accounts payable.

Investing Activities

Cash used in investing activities totaled $1,491,000 in 2000 compared to $2,768,000 in 1999. The Company received a return of deposits totaling $457,000 relating to its purchase of Metermaster, Inc. in 1999. In April 1997, the Company invested $22,000,000 in its purchase of the Sales and Service divisions of E.I.L. Instruments. Capital assets acquired totaled $1,949,000 in 2000, $1,702,000 in 1999 and $2,084,000 in 1998. Additionally in 1999, the Company
sold its former manufacturing facility in Rochester, New York for net proceeds totaling $423,000.

There are no material commitments for capital expenditures in fiscal 2001 as of this date.

Financing Activities

In 2000, the Company increased its debt by $1,027,000. Term debt was reduced by $2,200,000 in 2000 using proceeds from its available line of credit which increased by $3,227,000 in 2000. The Company received $329,000 from the issuance of stock under its stock option, directors' stock plan and stock purchase programs in 2000.

In 1999, the Company used $2,165,000 to reduce debt. Proceeds from long-term debt totaled $7,428,000 in 1999 and such proceeds were used to repay $2,500,000 on Notes Payable which existed at March 31, 1998. Additionally, the Company used proceeds from long-term debt to reduce amounts due under its revolving credit by $5,780,000, repay term debt of $1,264,000, and repurchase $453,000 of its common stock (119,358 shares) in 1999. The Company received $405,000 from the issuance of stock under its stock option, directors' stock plan and stock purchase programs in 1999.

Forward-looking Statements

This Report may contain forward-looking statements based on current expectations, estimates and projections about Transmation's industry, management's beliefs and assumptions made by management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Transmation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company's exposure to changes in interest rates results from investing and borrowing activities. The Company has entered into interest rate swap agreements to effectively limit its exposure to upward interest rate movements. These financial instruments have the effect of changing the interest rate of the original borrowing with the objective of minimizing the Company's risk relative to potential increases in interest rates. The maturities of these instruments are closely matched with maturities of the underlying debt. The notional principal amount of these derivative instruments was $15,000,000 at March 31, 2000 and 1999. Underlying base fixed interest rates on these instruments ranged from 5.82% to 6.20% and are periodically adjusted to reflect leverage ratios under the loans. At March 31, 2000, rates ranged from 8.22% to 8.60%. (There were no similar instruments at March 31, 1998.) This activity resulted in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt as of both March 31, 2000 and 1999. Interest rate swaps effectively hedge interest rate exposures; the net cash amounts paid or received on the agreements are recognized as adjustments to interest expense. The estimated amount that the Company would have paid to terminate the agreements at March 31, 1999, taking into account current interest rates and the current creditworthiness of counterparties, is $298,279. At March 31, 2000, the Company would have received $114,506 had it terminated the agreements.

The counterparty to the financial instruments discussed above expose the Company to credit risks to the extent of non-performance. The credit rating of the counterparty, which is the Company's main lender, is regularly monitored and thus credit loss arising from counterparty non-performance is not anticipated.

Item 8.  Financial Statements and Supplementary Data

                               Transmation, Inc.
                         Index to Financial Statements

Document                                                                   Page
--------                                                                   ----
Report of Independent Accountants                                          13

Consolidated Balance Sheet - March 31, 2000, 1999                          14

Consolidated Statement of Income - March 31, 2000, 1999, 1998              15

Consolidated Statement of Cash Flows - March 31, 2000, 1999, 1998          16

Consolidated Statement of Stockholders' Equity - March 31, 2000,
1999, 1998                                                                 17

Notes to Consolidated Financial Statements                                 18-29

Schedule II - Valuation and Qualifying Accounts - March 31, 2000,
1999, 1998                                                                 30

All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        Report of Independent Accountants

To the Stockholders of Transmation, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Transmation, Inc. and its subsidiaries at March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Rochester, New York
May 17, 2000, except for Note 5, which is as of June 23, 2000

                               Transmation, Inc.
                           Consolidated Balance Sheet

                                                                                              March 31, 2000      March 31, 1999
                                                                                              --------------      --------------

ASSETS:

Current Assets:
     Cash                                                                                      $   508,453         $   282,625
     Accounts Receivable, less allowance for doubtful accounts of $363,500 in 2000, and
          $549,000 in 1999                                                                      11,635,069          13,301,156
     Inventories                                                                                 8,834,612          12,009,770
     Income Taxes Receivable                                                                       963,343             371,673
     Prepaid Expenses and Deferred Charges                                                       1,577,413           1,905,008
     Deferred Tax Assets                                                                           582,427             257,480
                                                                                               -----------         -----------
     Current Assets                                                                             24,101,317          28,127,712
Properties, at cost, less accumulated depreciation                                               6,542,814           6,886,231
Goodwill, less accumulated amortization of $3,726,805 in 2000 and $2,473,621 in 1999            21,245,824          21,738,856
Deferred Charges                                                                                   185,379             214,295
Deferred Income Taxes                                                                               65,692
Other Assets                                                                                       283,394             262,798
                                                                                               -----------         -----------
                                                                                               $52,358,728         $57,295,584
                                                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
     Current Portion of Long-Term Debt                                                         $ 2,700,000         $ 2,200,000
     Accounts Payable                                                                            7,103,734          11,423,358
     Accrued Payrolls, Commissions and Other                                                     2,418,299           2,167,714
                                                                                               -----------         -----------
     Current Liabilities                                                                        12,222,033          15,791,072
Long-Term Debt                                                                                  26,693,400          26,166,900
Deferred Compensation                                                                              360,108             431,609
Deferred Tax Liabilities                                                                           269,480
                                                                                               -----------         -----------
                                                                                                39,545,021          42,389,581
                                                                                               -----------         -----------
Stockholders' Equity
     Common Stock, par value $.50 per share - Authorized - 15,000,000 shares                     3,050,159           2,966,371
     Capital in Excess of Par Value                                                              2,826,208           2,581,055
     Accumulated Other Comprehensive Income                                                       (131,695)           (200,568)
     Retained Earnings                                                                           7,522,350          10,012,460
                                                                                               -----------         -----------
                                                                                                13,267,022          15,359,318
Treasury Stock, at cost, 119,358 shares in 2000 and 1999                                          (453,315)           (453,315)
                                                                                               -----------         -----------
                                                                                                12,813,707          14,906,003
                                                                                               -----------         -----------
                                                                                               $52,358,728         $57,295,584
                                                                                               ===========         ===========

                 See Notes to Consolidated Financial Statements

                                Transmation, Inc.
                        Consolidated Statement of Income

                                                               Year Ending March 31,
                                                    2000               1999                1998
                                                    ----               ----                ----
Net Sales                                       $79,968,749         $70,873,287        $79,517,898
                                                -----------         -----------        -----------
Costs and Expenses:
     Cost of Product Sold                        57,787,484          47,663,742         54,475,620
     Selling and Administrative Expenses         20,546,799          17,836,676         19,194,879
     Research and Development                     1,513,077           1,616,747          1,660,110
     Interest Expense                             2,930,499           2,216,262          2,547,218
                                                -----------         -----------        -----------
                                                 82,777,859          69,333,427         77,877,827
                                                -----------         -----------        -----------
                                                 (2,809,110)          1,539,860          1,640,071
Other Income, Gain on Sale of Land                                      246,341
                                                -----------         -----------        -----------
(Loss) Income Before Income Taxes                (2,809,110)          1,786,201          1,640,071
                                                                    -----------

(Benefit) Provision for Income Taxes               (319,000)            737,100            642,100
                                                -----------         -----------        -----------

Net (Loss) Income                               $(2,490,110)        $ 1,049,101        $   997,971
                                                ===========         ===========        ===========

(Loss) Earnings Per Share - Basic               $      (.42)        $       .18        $       .17
                                                ===========         ===========        ===========

(Loss) Earnings Per Share - Diluted             $      (.42)        $       .17        $       .16
                                                ===========         ===========        ===========


                 See Notes to Consolidated Financial Statements

                                Transmation, Inc.
                      Consolidated Statement of Cash Flows

                                                                                                Year Ending March 31,
                                                                                      2000             1999                1998
                                                                                      ----             ----                ----
Cash Flows from Operating Activities
     Net (Loss) Income                                                            $(2,490,110)      $ 1,049,101       $    997,971
     Adjustments to reconcile net income to net cash provided from operating activities:
               Depreciation and Amortization                                        4,807,518         3,057,424          2,711,779
               Increase in CSV of Life Insurance Policies                             (20,596)           (9,285)            (2,196)
               Provision for Losses on Accounts Receivable                           (185,500)         (108,000)            37,191
               Deferred Income Taxes                                                 (106,000)          782,982             22,000
               Provision for Losses on Inventories                                  1,589,228           317,708            176,509
               Gain on Sale of Land, Net                                                               (246,341)
          Changes in Assets and Liabilities
               Accounts Receivable                                                  1,851,587         1,667,477            700,688
               Inventories                                                          1,343,794          (818,162)          (819,102)
               Prepaid Expenses and Deferred Charges                                 (967,908)         (398,607)          (219,878)
               Other Assets                                                           284,277
               Accounts Payable                                                    (4,588,072)          757,001            295,054
               Other Liabilities                                                     (132,628)         (723,835)          (793,304)
               Income Taxes Receivable/Payable                                       (737,087)         (606,657)          (454,477)
               Deferred Compensation                                                  (71,501)          (78,372)           (84,045)
                                                                                  -----------       -----------       ------------
Net Cash Provided by Operating Activities                                             292,725         4,642,434          2,852,467
                                                                                  -----------       -----------       ------------

Cash Flows from Investing Activities:
     Purchase of EIL Instruments                                                                                       (22,000,000)
     Proceeds from Sales of Land, Net                                                                   423,000
 Purchase of Metermaster, Inc.                                                        457,487        (1,488,553)
     Purchase of Properties                                                        (1,948,698)       (1,702,397)        (2,084,320)
                                                                                  -----------       -----------       ------------
Net Cash used in Investing Activities                                              (1,491,211)       (2,767,950)       (24,084,320)
                                                                                  -----------       -----------       ------------

Cash Flows from Financing Activities:
     Purchase of Treasure Shares                                                                       (453,315)
     (Decrease) Increase in Notes Payable                                                            (2,500,000)         1,900,000
     Repayment of Long-Term Debt                                                   (2,200,000)       (1,264,000)          (714,000)
     Revolving Line of Credit, Net                                                  3,226,500        (5,780,266)         6,822,922
     Issuance of Common Stock                                                         328,941           404,838            607,636
     Proceeds from Long-Term Debt                                                                     7,428,000         12,500,000
                                                                                  -----------       -----------       ------------
Net Cash Provided (Used) By Financing Activities                                    1,355,441        (2,164,743)        21,116,558
                                                                                  -----------       -----------       ------------
Effect of Exchange Rates on Cash                                                       68,873           (79,780)             9,744
                                                                                  -----------       -----------       ------------
Net Increase (Decrease) in Cash                                                       225,828          (370,039)          (105,551)
Cash at Beginning of Period                                                           282,625           652,664            758,215
                                                                                  -----------       -----------       ------------
Cash at End of Period                                                             $   508,453       $   282,625       $    652,664
                                                                                  ===========       ===========       ============

Cash Paid for Interest and Income Taxes is as follows:
     Interest Paid                                                                $ 2,961,025       $ 2,269,866       $  2,517,840
     Taxes Paid                                                                   $   293,502       $   642,094       $  1,052,268
     Liabilities Assumed from Acquisitions                                                          $ 6,895,398       $  4,929,355


                 See Notes to Consolidated Financial Statements

                                Transmation, Inc.
                 Consolidated Statement of Stockholders' Equity

                                Number of
                                Shares of                                                   Accumu-
                                 $.50 Par                                                 lated Other
                                  Value                                                     Compre-
                                  Common    Common Stock    Capital in                      hensive
                                Stock Out-   Issued and     Excess of        Retained        (Loss)       Treasury
                                 standing   Outstanding     Par Value        Earnings        Income        Stock          Total
                                 --------   -----------     ---------        --------        ------        -----          -----



Balance March 31, 1997          2,826,412    $1,413,206    $ 3,121,746     $ 7,965,388     ($130,532)                  $12,369,808

Components of Compre-
   hensive Income:
     Net Income                                                                997,971                                     997,971
     Currency Translation                                                                      9,744                         9,744
                                                                                                                       -----------
Total Comprehensive  Income                                                                                              1,007,715
                                                                                                                       -----------
Issuance of Stock                 150,838        75,419        532,217                                                     607,636
Two for One Stock Split
   On July 22, 1997             2,853,692     1,426,846     (1,426,846)
                                ---------    ----------    -----------     -----------     ---------     ---------     -----------

Balance March 31, 1998          5,830,942     2,915,471      2,227,117       8,963,359      (120,788)                   13,985,159

Components of Compre-
   hensive Income:
     Net Income                                                              1,049,101                                   1,049,101
     Currency Translation                                                                    (79,780)                      (79,780)
                                                                                                                       -----------
Total Comprehensive Income                                                                                                 969,321
                                                                                                                       -----------
Issuance of Stock                 101,800        50,900        353,938                                                     404,838
Share Re-purchase                                                                                        $(453,315)       (453,315)
                                ---------    ----------    -----------     -----------     ---------     ---------     -----------

Balance March 31, 1999          5,932,742     2,966,371      2,581,055      10,012,460      (200,568)     (453,315)     14,906,003

Components of Compre-
   hensive Income:
     Net Loss                                                               (2,490,110)                                 (2,490,110)
     Currency Translation                                                                     68,873                        68,873
                                                                                                                       -----------
Total Comprehensive Loss                                                                                                (2,421,237)
                                                                                                                       -----------
Issuance of Stock                 167,576        83,788        245,153                                                     328,941
                                ---------    ----------    -----------     -----------     ---------     ---------     -----------
                                6,100,318    $3,050,159    $ 2,826,208     $ 7,522,350     $(131,695)    $(453,315)    $12,813,707
                                =========    ==========    ===========     ===========     =========     =========     ===========

                 See Notes to Consolidated Financial Statements

                                Transmation, Inc.
          Notes to Financial Statements - March 31, 2000, 1999 and 1998

Note 1 - Summary of Significant Accounting Policies

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

Principles of Consolidation

The financial statements include the accounts of wholly owned subsidiaries. All intercompany transactions have been eliminated.

Foreign Operations

The accounts of Transmation's foreign subsidiaries are maintained in the local currency of the countries in which they operate and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards
(SFAS) No. 52. Accordingly, accounts representing assets and liabilities, except for long-term intercompany and equity accounts, have been translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of subsidiaries' balance sheets into U.S. dollars are recorded directly to the accumulated comprehensive income component of stockholders' equity. Currency gains and losses on business transactions are included in net income. In 1999 and 1998, transaction losses totaled $53,965 and $59,303 respectively. In 2000, transaction gains totaled $32,485.

Inventories

Inventories are valued at the lower of standard cost or market. Standard costs approximate the average cost method of inventory valuation.

Depreciation and Amortization.

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

Deferred Catalog Costs

Costs relating to mail order catalogs are amortized over a two-year period beginning in the month of distribution. Such amortization periods approximate the estimated productive life of a catalog. Prepaid expenses and deferred charges at March 31, 2000, 1999 and 1998 consist principally of the unamortized balance of costs associated with the catalogs. Catalog costs expensed in 2000, 1999 and 1998 were $1,202,561, $1,369,244 and $1,059,418 respectively.

Fiscal Year

The Company operates within a conventional 52-week accounting fiscal year ending on March 31st of each year.

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

Stock Options

The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", to account for its stock option and warrant activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

Comprehensive Income

The Company reports Comprehensive Income under SFAS 130. Comprehensive income is comprised of net income (loss) and other comprehensive earnings such as currency translation adjustments.

Reclassification of Amounts

Certain prior year balances have been reclassified to conform with current year presentation.

Note 2 - Business Segments

The Company and its subsidiaries operate in one basic industry - instrumentation products for the process industry. Sales are made by the Company and its subsidiaries to end users and engineering contractors in the United States and other countries. The Company's domestic operations include manufacturing, sales and service; the Company's foreign operations are limited to sales and service. A summary of 2000, 1999 and 1998 geographic information relating to the Company and its subsidiaries is as follows:

                                                                                       Adjustments
                                           United                                          and
               2000                        States          Canada         Other        Eliminations    Consolidated
               ----                        ------          ------         -----        ------------    ------------

Revenue from Unaffiliated Customers     $74,058,449      $5,910,300                                     $79,698,749

Intercompany Sales and Credits              770,177                                    $  (770,177)
                                        -----------      ----------                    -----------      -----------

Total Revenue                           $74,828,626      $5,910,300                    $  (770,177)     $79,968,749
                                        ===========      ==========                    ===========      ===========

Net (Loss) Income                       $(2,832,208)     $   31,369                    $   310,729      $(2,490,110)
                                        ===========      ==========                    ===========      ===========

Identifiable Assets                     $50,691,260      $2,307,761                    $  (640,293)     $52,358,728
                                        ===========      ==========                    ===========      ===========

               1999
               ----

Revenue from Unaffiliated Customers     $65,761,064      $5,112,223                                     $70,873,287

Intercompany Sales and Credits              635,125                     $1,568,752     $(2,203,877)
                                        -----------      ----------     ----------     -----------      -----------

Total Revenue                           $66,396,189      $5,112,223     $1,568,752     $(2,203,877)     $70,873,287
                                        ===========      ==========     ==========     ===========      ===========

Net Income                              $   385,187      $  326,811     $  327,350     $     9,753      $ 1,049,101
                                        ===========      ==========     ==========     ===========      ===========

Identifiable Assets                     $53,433,685      $1,860,023     $1,719,809     $   282,067      $57,295,584
                                        ===========      ==========     ==========     ===========      ===========

               1998
               ----

Revenue from Unaffiliated Customers     $74,351,826      $5,166,072                                     $79,517,898

Intercompany Sales and Credits              624,791                     $1,489,598     $(2,114,389)
                                        -----------      ----------     ----------     -----------      -----------

Total Revenue                           $74,976,617      $5,166,072     $1,489,598     $(2,114,389)     $79,517,898
                                        ===========      ==========     ==========     ===========      ===========

Net Income                              $   277,773      $  222,371     $  548,075     $   (50,248)     $   997,971
                                        ===========      ==========     ==========     ===========      ===========

Identifiable Assets                     $49,240,409      $1,451,495     $1,388,336     $  (205,026)     $51,875,214
                                        ===========      ==========     ==========     ===========      ===========


Sales and transfers among the United States, Canada, and others are made on a formula basis intended to reflect market value.

Total consolidated sales to additional separate foreign geographic areas except Canada, as defined by the Company, did not aggregate more than 10 percent of total consolidated sales during the years 2000-1998. Sales in foreign countries, including Canada, represented 14.9 percent of sales in 2000, 18.8 percent of sales in 1999, and 19.1 percent of sales in 1998.

Note 3 - Inventories

The major classifications of inventory are as follows:

                                                     March 31,
                                                     ---------

                                             2000                1999
                                             ----                ----

Raw Materials and Purchased Parts        $ 3,900,063         $ 5,195,188
Work in Process                              612,554             614,816
Finished Products                          6,493,767           7,222,400
                                         -----------         -----------
                                          11,006,384          13,032,404
                                         -----------         -----------
Less - Inventory Reserve                  (2,171,772)         (1,022,634)
                                         ===========         ===========
                                         $ 8,834,612         $12,009,770
                                         ===========         ===========

Note 4 - Properties

The major classification of properties is as follows:

                                                      March 31,
                                                      ---------

                                               2000                1999
                                               ----                ----

Machinery, Equipment and Software          $11,448,528         $11,133,306
Tools, Dies and Molds                          959,303             934,187
Furniture and Fixtures                       1,459,215           1,454,402
Leasehold Improvements                         404,973             140,311
Vehicles                                                            51,995
                                           -----------         -----------
                                            14,272,019          13,714,201
Less - Accumulated Depreciation and
            Amortization                    (7,729,205)         (6,827,970)
                                           -----------         -----------
                                           $ 6,542,814         $ 6,886,231
                                           ===========         ===========

Useful lives are estimated to be 5 to 10 years for machinery, equipment and software, 3 years for tools, dies and molds, 5 to 10 years for furniture and fixtures, and 3 years for vehicles. Leasehold improvements are amortized over the terms of the related leases.

Depreciation expenses totaled $2,254,615 in 2000, $1,873,673 in 1999 and $1,704,863 in 1998.

Note 5 - Borrowings

At March 31, 2000, the Company has a $33,800,000 Revolving Credit and Term Loan Agreement with banks dated August 8, 1998 and amended February 8, 1999, and extending through June 1, 2007. At March 31, 2000, $18,800,000 was borrowed under term loans. The term loans require annual repayments of amounts outstanding, paid on a quarterly basis, as follows:

April 1, 2000 - March 31, 2001                                $2,700,000
April 1, 2001 - March 31, 2002                                $4,033,333
April 1, 2002 - March 31, 2003                                $4,033,333
April 1, 2003 - March 31, 2004                                $4,033,333
April 1, 2004 - March 31, 2005                                $1,333,333

Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On March 31, 2000, interest to be paid under Term Loans was 2.40% to 3.00% above LIBOR or .50% to .75% above the bank's prime lending rate.

At March 31, 2000, $10,593,400 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit Facility dated August 8, 1998 matures on July 1, 2001. Interest is payable under the Revolving Credit Facility on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of the Company's performance as determined by its leverage ratio. On March 31, 2000, interest to be paid under the Revolving Credit Agreement was 2.40% above LIBOR or .50% above the bank's prime lending rate. At March 31, 2000, interest was payable on the above loans at rates ranging from 8.34% to 9.50%. The Company has entered into interest rate swaps resulting in a substantial portion of the floating interest rate debt being swapped into fixed interest rate debt. See Note 12.

The revolving credit and term loan agreement contains, among other provisions, requirements to maintain minimum levels of net worth, to meet minimum fixed charge coverage ratios and leverage ratios throughout the term of the loans.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to its lenders an annual commitment fee from .125% to .25%, depending on performance of the Company, of the unused portion of the Lenders' Revolving Credit Committed Amount. The fee is payable quarterly and total commitment fees paid under any unused lines of credit under Revolving Credit Agreements were immaterial in all years 1998-2000. The Company also paid a closing fee in the amount of $130,000 in conjunction with the Revolving Credit and Term Loan Facility and the amendment thereto; fees are being amortized over the term of the loans.

At March 31, 2000, the Company was in violation of certain provisions of its loan agreement and has received a waiver of those violations from its lenders through that date.

On June 23, 2000, the Company signed an amendment to its Revolving Credit and Term Loan Agreements where under certain ratios and equity balances previously required under the agreement were modified. As the result of the waiver received as of March 31, 2000 and the amendment to the loan agreement dated June 23, 2000, $26,693,400 of the Company's debt has been classified as long term.

Note 6 - Leases

The Company has operating leases under renewable agreements covering sales office and manufacturing space. At March 31, 2000, minimum future rental payments due under such leases for space which had an initial non-cancelable term in excess of one year were $3,958,676 due in monthly installments. Amounts due under these leases are as follows:

2001 -            $1,199,625
2002 -            $847,824
2003 -            $582,367
2004 -            $293,831
2005 -            $230,091
Thereafter -      $804,938

Total rental expense under these leases was $861,672 in 2000, $842,371 in 1999, and $840,955 in 1998.

Note 7 - Stockholders' Equity

In August 1993, an incentive Stock Option Plan was adopted. This plan was amended and restated in August 1995, 1996, and 1997. Options are available to be granted to employees under the 1993 Plan at prices not less than fair market value at the date of grant and are exercisable in annual installments beginning at the date of grant and expiring up to ten years later.

The following table summarizes the transactions under the plans during 2000, 1999 and 1998:

                                            2000                            1999                          1998
                                            ----                            ----                          ----

                                 No. of     Weighted Average     No. of     Weighted Average    No. of     Weighted Average
                                 Shares      Exercise Price      Shares      Exercise Price     Shares     Exercise Price
                                 ------      --------------      ------      --------------     ------     --------------

Beginning of Year               1,607,081         $4.26        1,620,990         $4.58        1,493,870         $3.70
Add (Deduct)
     Granted                      146,540          2.96          300,711          4.57          539,520          7.10
     Exercised                   (153,502)         2.13          (38,330)         2.45          (82,410)         2.66
     Canceled                    (342,327)         2.80         (276,290)         6.72         (329,990)         5.22
                                ---------         -----        ---------         -----        ---------         -----
End of Year                     1,257,792         $4.77        1,607,081         $4.26        1,620,990         $4.58
                                ---------         -----        ---------         -----        ---------         -----
Exercisable, End of Year          569,303         $4.80          667,592         $3.21          648,435         $3.65
                                =========         =====        =========         =====        =========         =====
Available, End of Year            359,306                        163,519                        187,940
                                =========                      =========                      =========

The following options were outstanding or exercisable as of March 31, 2000:

                                             Options Outstanding                                Options Exercisable
                             -------------------------------------------------------     -------------------------------

                             No. of     Weighted Average Remaining  Weighted Average     No. of         Weighted Average
                             Shares           Contractual Life       Exercise Price      Shares          Exercise Price
                             ------           ----------------       --------------      ------          --------------

Range of Exercise Prices:

$2.13-$3.13                 183,080              3.15 years              $3.03            68,480              $3.13

$3.25-$3.79                 236,212              3.06 years              $3.68            93,688              $3.53

$4.19-$4.75                 484,480              1.90 years              $4.62           245,000              $4.61

$5.25-$9.25                 354,020              2.16 years              $6.60           162,135              $6.52

On August 21, 1983, shareholders approved the Directors' Warrant Plan. This Plan was amended and restated in August 1995. The Plan provides that warrants may be granted to non-employee directors of Transmation to purchase in the aggregate not more than 200,000 shares of the Company's common stock. The purchase price for shares issued under the Directors' Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors' Warrant Plan is as follows:

                                                             No. of Shares                 Range of Warrant Prices
                                                             -------------                 -----------------------

Balance, 3/31/97                                                 66,000                          $1.50-$4.19
Granted During 1998                                              24,000                             $7.88
Exercised During 1998                                           (26,000)                            $1.50
                                                                --------                         -----------
Balance, 3/31/98                                                 64,000                          $3.25-$7.88
Granted During 1999                                              24,000                             $3.75
                                                                --------                         -----------
Balance, 3/31/99                                                 88,000                          $3.25-$7.88
Granted During 2000                                              24,000                             $3.06
Canceled During 2000                                            (16,000)                         $3.75-$7.88
                                                                --------                         -----------
Balance, 3/31/2000                                               96,000                          $3.06-$7.88
                                                                ========                         ===========

The Board of Directors of the Company has also granted the following non-qualified stock options to certain officers of the Company. All of such options were granted at the fair market value at the date of the grant, are exercisable in equal annual installments beginning at the date of the grant, and expire five years after issuance:

No. of Shares                                                  Grant Price                      Date of Grant
-------------                                                  -----------                      -------------

47,900                                                            $3.13                            8/15/95
25,000                                                            $7.25                            4/21/98
25,000                                                            $3.79                           10/28/98
25,000                                                            $2.88                            4/21/99

Proforma information regarding net (loss) income and net (loss) income per share is required by SFAS 123 and it has been determined as if the Company had accounted for options and warrants under the fair value method. To calculate the fair value of the options and warrants awarded, the Company elected to use the Black-Scholes pricing model which produced a weighted average fair value of options granted of $1.68, $2.33, and $3.90 in 2000, 1999 and 1998 respectively.

The following assumptions were used in the pricing model: a weighted average expected option life of five years; an annualized volatility rate of 58.8% for 2000, 51.1% for 1999, and 54.4% for 1998; a weighted average risk-free rate of return of 6.14% in 2000, 5.35% in 1999, and 6.64% in 1998; and no dividends in any year. The Company elected to account for terminations when they occur rather than include an attrition factor into its model.

Proforma (loss) earnings and (loss) earnings per share are as follows:

                                                  2000                    1999                    1998
                                                  ----                    ----                    ----

Pro Forma
     Net (Loss) Income                        $(2,993,935)              $246,754               $(458,150)
     Earnings Per share
          Basic                                  $(.50)                   $.04                   $(.08)
          Diluted                                $(.50)                   $.04                   $(.08)

The effect of applying SFAS 123 in the current year is not representative of the effect on income for future years since each subsequent year will reflect expense for additional years' vesting.

Note 8 - Net Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase common shares at average market prices for the period, and the resulting net additional common shares are included in the calculation of average common shares outstanding.

The table below summarizes the amounts used to calculate basic and diluted earnings per share:

                                           2000                              1999                                   1998
                           --------------------------------    ----------------------------------     ------------------------------

                                          Average                           Average                                Average
                                          Out-                              Out-                                   Out-
                           Net            standing    Per      Net          standing                  Net          standing    Per
                           (Loss)         Shares      Share    Earnings     Shares      Per Share     Earnings     Shares      Share
                           ------         ------      -----    --------     ------      ---------     --------     ------      -----

Basic (Loss)
Earnings                $(2,490,110)    5,882,842    $(.42)   $1,049,101    5,847,077     $0.18       $997,971    5,729,599    $0.17
Per Share

Effect of Dilutive
Options & Warrants
                                                                              284,135                               545,039
                        -----------     ---------    -----    ----------    ---------     -----       --------    ---------    -----
Diluted (Loss)
Earnings Per Share      $(2,490,110)    5,882,842    $(.42)   $1,049,101    6,131,212     $0.17       $997,971    6,274,638    $0.16
                        ===========     =========    =====    ==========    =========     =====       ========    =========    =====

Certain anti-dilutive outstanding stock options and warrants were excluded from the calculation of average shares outstanding in 2000, 1999 and 1998 since their exercise prices exceeded the average market price of common shares during the period. Those years and their associated exercise prices are also summarized below. The options expire at various times between 2001 and 2005.

                    Number of Options and Warrants              Exercise Price
                    ------------------------------              --------------

2000                           1,476,692                          $2.13-$9.25
1999                             905,700                          $4.63-$9.25
1998                              70,520                          $8.13-$9.25

Note 9 - Income Taxes

The provisions for income taxes determined in accordance with FAS 109 for the years ended March 31, 2000, 1999 and 1998 are comprised of:

2000               Current            Deferred               Total
----             ---------           ---------           ---------
Federal          $(306,000)          $ (95,400)          $(401,400)
State               65,000             (10,600)             54,400
Foreign             28,000                                  28,000
                 ---------           ---------           ---------
                 $(213,000)          $(106,000)          $(319,000)
                 =========           =========           =========

1999               Current            Deferred               Total
----             ---------           ---------           ---------
Federal          $(159,900)          $ 542,900           $ 383,000
State              (40,300)             68,100              27,800
Foreign            326,300                                 326,300
                 ---------           ---------           ---------
                 $ 126,100           $ 611,000           $ 737,100
                 =========           =========           =========

1998               Current            Deferred               Total
----             ---------           ---------           ---------
Federal          $ 312,800           $  18,200           $ 331,000
State               77,500               3,800              81,300
Foreign            229,800                                 229,800
                 ---------           ---------           ---------
                 $ 620,100           $  22,000           $ 642,100
                 =========           =========           =========

The following is a reconciliation of the "expected" federal income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the statement of income:

                                            2000                1999                1998
                                            ----                ----                ----

Computed "Expected" Federal
Income Tax                               $(955,100)          $ 607,300           $557,600
State Income Taxes                          55,400              32,900             38,300
Foreign Sales Corporation                                      (78,800)          (126,600)
Book Expense not Deductible for
Taxes                                      141,000              99,700            150,300
Foreign Taxes                                9,000              64,300             44,000
Valuation Allowance                        450,000                                (17,900)
R&D Credit                                                     (30,800)
Other, Net                                 (19,300)             42,500             (3,600)
                                         ---------           ---------           --------
                                         $(319,000)          $ 737,100           $642,100
                                         =========           =========           ========

The components of net deferred tax assets are as follows:

                                                                  2000                 1999                1998
                                                                  ----                 ----                ----

Deferred Tax Assets:
     Foreign Net Operating Loss Carryforward                 $   42,160           $  123,485           $  133,235
     Domestic Net Operating Loss Carryforward                   380,731              620,000
     Deferred Compensation                                      136,841              175,643              209,069
     Accrued Vacation Pay                                       159,943              201,534              216,211
     Allowance for Doubtful Accounts and Warranties             118,225              194,160              221,474
     Reserves for Inventory Obsolescence                        825,406              426,345              289,023
     Amortizations of Leaseholds                                                                           35,150
     Adverse Lease Commitments                                                       168,000
     Valuation Allowance                                       (450,000)            (620,000)
     Foreign Tax Credit                                          96,000
     AMT Credit Carryforward                                     86,000
                                                             ----------           ----------           ----------
     Gross Deferred Tax Assets                                1,395,306            1,289,167            1,104,162
                                                             ----------           ----------           ----------
Deferred Tax Liabilities:
     Goodwill                                                   299,739              166,212               94,721
     Depreciation                                               530,633              561,196              244,150
     Accelerated Catalog and Postage Write-offs                 251,987              238,587              166,537
                                                             ----------           ----------           ----------
     Gross Deferred Tax Liabilities                           1,082,359              965,995              505,408
                                                             ----------           ----------           ----------
Net Deferred Tax Assets                                      $  312,947           $  323,172           $  598,754
                                                             ==========           ==========           ==========

The valuation allowance required under SFAS No. 109 "Accounting for Income Taxes", has been established for deferred income tax benefits related to certain loss carryforwards that may not be realized. Even though Transmation has incurred tax losses for the current fiscal year, management believes it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences, NOL carryforwards and credit carryforwards prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during the last year as well as consideration of available tax planning strategies. Included in the valuation allowance at March 31, 1999 is $620,000 which related to the deferred tax assets recorded from the Metermaster acquisition. In fiscal year 2000, Transmation elected to account for the Metermaster acquisition as an asset purchase and as a result, the Company forfeited all NOL's which were fully reserved for.

The Company has available foreign net operating loss carryforwards totaling approximately $125,000. These carryforwards have an unlimited expiration period and their use is limited to the Company's future taxable income.

Note 10 - Consulting Agreement

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

Note 11 - Deferred Profit Sharing

All United States employees of Transmation, Inc. are eligible to participate in a plan providing certain qualifications are met. Effective April 1, 1981, the Transmation, Inc. Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Transmation, Inc. Long-Term Savings and Deferred Profit Sharing Plan. Employer contributions are made to the plan at the discretion of the Board of Directors of the Company. Payments of benefits accrued for plan participants will be made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. There were no company profit sharing contributions made under this plan in any of the periods 2000-1998.

Note 12 - Fair Value of Financial Instruments

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

Debt-related derivative instruments:

The Company has entered into interest rate swaps. These financial instruments have the effect of changing the interest rate of the original borrowing with the objective of minimizing the Company's risk relative to potential increases in interest rates. The notional principal amount of these derivative instruments was $15,000,000 at March 31, 2000 and 1999. The maturities of such swaps are as follows: $5,000,000 on February 10, 2001 and $10,000,000 on August 1, 2001.
Underlying base fixed interest rates on these instruments were 5.82% and 6.20% respectively and the spread between these base rates and interest actually paid on loans is periodically adjusted to reflect leverage ratios under the loans. At March 31, 2000 and March 31, 1999, rates ranged from 8.22% to 9.20%. This activity resulted in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt at both March 31, 2000 and 1999. Interest rate swaps effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as adjustments to interest expense. Taking into account current interest rates and the current creditworthiness of counterparties, the estimated amount the Company would have received if it had terminated the agreements at March 31, 2000 is $114,506. At March 31, 1999, the Company would have paid $298,279 had it terminated its agreements.

Note 13 - Acquisitions

In February 1999, the Company acquired all the outstanding shares of the capital stock of Metermaster, Inc. ("Metermaster") for a total cash purchase of approximately $1,000,000 and the assumption of Metermaster's liabilities of approximately $7,600,000 The acquisition has been accounted for under the purchase method, and Metermaster's results of operations have been consolidated with the Company's results of operations as of the acquisition date. During fiscal 2000, the Company made a final determination and allocation of the purchase price as of the acquisition date, resulting in the recognition of goodwill approximating $2,100,000.

Note 14 - Quarterly Financial Information (Unaudited)

2000                         Net Sales                 Gross Profit             Net (Loss) Income        Diluted Earnings Per Share
----                         ---------                 ------------             -----------------        --------------------------

Fourth Quarter               $20,349,965               $6,151,093               $(52,684)                $(.01)
Third Quarter                $19,674,400               $3,111,667               $(3,011,058)             $(.50)
Second Quarter               $19,570,394               $6,207,266               $283,448                 $.05
First Quarter                $20,373,990               $6,411,239               $290,184                 $.05

1999                         Net Sales*                Gross Profit             Net Income               Diluted Earnings Per Share
----                         ----------                ------------             ----------               --------------------------

Fourth Quarter               $18,937,879               $5,963,422               $92,758                  $0.02
Third Quarter                $17,112,602               $5,564,725               $381,682                 $0.06
Second Quarter               $16,620,912               $5,549,534               $285,103                 $0.05
First Quarter                $18,201,894               $6,131,864               $289,558                 $0.05

NOTE: Quarterly Diluted EPS amounts do not total to the annual Diluted EPS amount due to rounding.

* 1999 sales amounts are restated for comparative purposes.

                                Transmation, Inc.

                 Schedule II - Valuation and Qualifying Accounts

                              Year Ended March 31,


                                    Balance at            Additions/(Reductions)          Acquired in             Balance at End of
                                    Beginning of Year     Charged to Profit and Loss      Acquisition             Year
                                    -----------------     --------------------------      -----------             ----
                                                                                  2000
                                    ------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts     $549,000              $(185,500)                                              $363,500
                                    ========              ==========                                              ========

                                                                                  1999
                                    ------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts     $592,000              $(108,000)                      $65,000                 $549,000
                                    ========              ==========                      =======                 ========

                                                                                  1998
                                    ------------------------------------------------------------------------------------------------
Allowance for Doubtful Accounts     $404,000              $37,000                         $151,000                $592,000
                                    ========              =======                         ========                ========


                                                        Additions
                                    Balance at          (Reductions)         Inventory         Acquired in
                                    Beginning           Charged To           Charged to        Acquisition/       Balance at End of
                                    of Year             Profit & Loss        Reserves          Goodwill           Year
                                    -------             -------------        --------          --------           ----
                                                                                  2000
                                    ------------------------------------------------------------------------------------------------
Inventory Reserves                  $1,022,634          $2,690,318           $(1,915,645       $374,465           $2,171,772
                                    ==========          ==========           ===========       ========           ==========

                                                                                  1999
                                    ------------------------------------------------------------------------------------------------
Inventory Reserves                  $705,010            $257,624                               $60,000            $1,022,634
                                    ========            ========                               =======            ==========

                                                                                  1998
                                    ------------------------------------------------------------------------------------------------
Inventory Reserves                  $528,501            $176,509                                                  $705,010
                                    ========            ========                                                  ========




Item 9. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                    Part III

The information required by Items 10 through 13 is presented in the definitive proxy statement to be filed pursuant to Regulation 14A which Transmation will file within the period prescribed in connection with the annual meeting of shareholders to be held on August 15, 2000 and which is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.   Financial Statements

         Report of Independent Accountants

         Consolidated Balance Sheet - March 31, 2000, 1999, 1998

         Consolidated Statement of Income - March 31, 2000, 1999, 1998

         Consolidated Statement of Cash Flows - March 31, 2000, 1999, 1998

         Consolidated Statement of Stockholders' Equity - March 31, 2000, 1999, 1998

         Notes to Consolidated Financial Statements

2.       Financial Statement Schedules

         Schedule II - Valuation and Qualifying Accounts - March 31, 2000, 1999

         All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

    3.   Index to Exhibits

         (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

                  NOT APPLICABLE

         (3)      Articles of Incorporation and By-Laws

                  (i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995, and Exhibit 3 (i) to the Registrant's Form 10-Q for the quarter ended September 30, 1999.

                  (ii) Bylaws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant's Form 10-K for the year ended March 31,1988.


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

                  Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10 (i) to the Registrant's Form 10-K for the fiscal year ended March 31, 1995.

                  Transmation, Inc. Amended and Restated Directors' Warrant Plan is incorporated herein by reference to Exhibit 99 (b) to the Registrant's Registration Statement on form S-8 (Registration No. 33-61665) filed on August 8, 1995.

                  Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99 (c) to the Registrant's Registration Statement on Form S-8 (Registration Statement No. 33-61665) filed On August 8, 1995.

                  Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit 99 (e) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

                  Amendment No. 1 to the Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10 (i) to the Registrant's Form 10-Q for the quarter ended September 30, 1995.

                  Amendment No. 2 to the Transmation, Inc. Directors' Stock Plan is incorporated herein by reference to Exhibit 10 (a) to the Registrant's Form 10-K for the fiscal year ended March 31, 1996.

                  Amendment No. 1 to the Transmation, Inc. Employees' Stock Purchase Plan is incorporated herein by reference to Exhibit 10 (b) to the Registrant's Form 10-k for the fiscal year ended March 31, 1996.

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

                  Amendment No. 5 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to
                  Exhibit 10 (a) to the Registrant's Form 10-K for the fiscal year ended March 31, 1999.

                  Employment Agreement dated as of April 1, 1999 by and between Transmation, Inc. and Robert G. Klimasewski is incorporated herein by reference to Exhibit 10 (b) to the Registrant's Form 10-K for the fiscal year ended March 31, 1999.

                  Employment Agreement dated as of April 1, 1999 by and between Transmation, inc. and Eric W. McInroy is incorporated herein by reference to Exhibit 10 (C) to the Registrant's Form 10-K for the fiscal year ended March 31, 1999.

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

                  (a) Employment Agreement by and between Transmation, Inc. and Robert G. Klimasewski dated December 7, 1999 and included herein as Exhibit 10 (a).

                  (b) Amendment No. 7 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is included Herein as
                           Exhibit 10 (b).

         (11)     Statement re Computation of Per Share Earnings

                  Computation can be clearly determined from Note 8 to the Financial Statements included herein at Item 8.

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

         (27)     Financial Data Schedule

                  Financial Data Schedule is included herein as Exhibit 27.

         (99)     Additional Exhibits

                  NOT APPLICABLE

(b) Report on Form 8-K dated December 7, 1999 was filed during the quarter ended December 31, 1999 reporting on Item 5 Other events.

(c)      See (a) 3. above.

(d)      (1)      NOT APPLICABLE

         (2)      NOT APPLICABLE

         (3)      See Item 8

                                   Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMATION, INC.

By:         /s/ Robert G. Klimasewski                                 By:         /s/ Cornelius J. Murphy
   ------------------------------------------------------------          ------------------------------------------------------
Robert G. Klimasewski, President & Chief Executive Officer            Cornelius J. Murphy, Chairman of the Board of Directors
(Principle Executive Officer)


Date:     June 29, 2000                                               Date:       June 29, 2000
     ----------------------------------------------------------            ----------------------------------------------------


By:         /s/ Angelo J. Chiarella                                   By:         /s/ G. Thomas Bowers
   ------------------------------------------------------------          ------------------------------------------------------
Angelo J. Chiarella, Director                                         G. Thomas Bowers, Director


Date:     June 29, 2000                                               Date:       June 29, 2000
     ----------------------------------------------------------            ----------------------------------------------------


By:         /s/ E. Lee Garelick                                       By:         /s/ Harvey J. Palmer
   ------------------------------------------------------------          ------------------------------------------------------
E. Lee Garelick, Director                                             Dr. Harvey J. Palmer, Director


Date:     June 29, 2000                                               Date:       June 29, 2000
     ----------------------------------------------------------            ----------------------------------------------------


By:         /s/ Nancy D. Hessler                                      By:
   ------------------------------------------------------------          ------------------------------------------------------
Nancy D. Hessler, Director                                            Arthur M. Richardson, Director


Date:     June 29, 2000                                               Date:
     ----------------------------------------------------------            ----------------------------------------------------



By:         /s/ John A. Misiaszek
   ------------------------------------------------------------
John A. Misiaszek, Vice President, Finance
(Principle Financial Officer and Principle Accounting Officer)


Date:     June 29, 2000
     ----------------------------------------------------------