Form 10-Q
period 2000-06-30
TRANSMATION INC
filed 2000-08-11
CIK 99302

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended       June 30, 2000
                               --------------------------

                                       OR

[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934.

For the transition period from                        to
                               ----------------------    ---------------------

                          Commission file number  0-3905
                                                ----------

                                Transmation, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                 16-0874418
    -------------------------------        ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

10 Vantage Point Drive, Rochester, New York               14624
-------------------------------------------             ----------
  (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    716-352-7777
                                                  --------------------


--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class              Number of Shares Outstanding                 Date
-----              ----------------------------                 ----

Common                       6,002,303                      July 24, 2000


                                Total Pages - 31

                                Transmation, Inc.
                           Consolidated Balance Sheet

                                                                                   June 30, 2000       March 31, 2000
                                                                                   -------------       --------------
ASSETS:

Current Assets:
     Cash                                                                           $    314,241         $    508,453
     Accounts Receivable, less allowance for doubtful accounts of
          $331,500 at June 30, and $363,500 at March 31, 2000                         10,436,589           11,635,069
     Inventories                                                                       8,595,608            8,834,612
     Income Taxes Receivable                                                             814,856              963,343
     Prepaid Expenses and Deferred Charges                                             1,345,028            1,577,413
     Deferred Tax Assets                                                                 582,427              582,427
                                                                                    ------------         ------------
     Current Assets                                                                   22,088,749           24,101,317
Properties, at cost, less accumulated depreciation                                     6,192,296            6,542,814
Goodwill, less accumulated amortization of $4,066,530 at 6/30
     and $3,726,805 at 3/31                                                           20,930,794           21,245,824
Deferred Charges                                                                         158,069              185,379
Other Assets                                                                             283,394              283,394
                                                                                    ------------         ------------
                                                                                    $ 49,653,302         $ 52,358,728

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current Liabilities:
     Current Portion of Long-Term Debt                                              $  3,033,333         $  2,700,000
     Accounts Payable                                                                  6,496,044            7,103,734
     Accrued Payrolls, Commissions and Other                                           1,983,584            2,418,299
                                                                                    ------------         ------------
     Current Liabilities                                                              11,512,961           12,222,033
Long-Term Debt                                                                        24,692,267           26,693,400
Deferred Compensation                                                                    344,912              360,108
Deferred Tax Liabilities                                                                 269,480              269,480
                                                                                    ------------         ------------
                                                                                      36,819,620           39,545,021
                                                                                    ------------         ------------
Stockholders' Equity
     Common Stock, par value $.50 per share - Authorized - 30,000,000 shares           3,060,930            3,050,159
     Capital in Excess of Par Value                                                    2,865,783            2,826,208
     Accumulated Other Comprehensive Income                                             (191,690)            (131,695)
     Retained Earnings                                                                 7,551,974            7,522,350
                                                                                    ------------         ------------
                                                                                      13,286,997           13,267,022
Treasury Stock, at cost, 119,358 shares in 2000 and 1999                                (453,315)            (453,315)
                                                                                    ------------         ------------
                                                                                      12,833,682           12,813,707
                                                                                    ------------         ------------
                                                                                    $ 49,653,302         $ 52,358,728
                                                                                    ============         ============



                 See Notes to Consolidated Financial Statements

                                Transmation, Inc.
                        Consolidated Statement of Income
                                    Unaudited

                                              April 1, 2000       April 1, 1999
                                                    to                   to
                                              June 30, 2000       June 30, 1999
                                              -------------       -------------
Net Sales:                                      $18,800,009        $20,388,597

Costs and Expenses:
     Cost of Product Sold                        13,091,957         13,977,358
     Selling and Administrative Expenses          4,639,903          4,882,604
     Research and Development Costs                 366,442            383,360
     Interest Expense                               665,983            662,291
                                                -----------        -----------
                                                 18,764,285         19,905,613
                                                -----------        -----------
Income Before Taxes                                  35,724            482,984
Provision for Income Taxes
     State and Federal                                6,100            192,800
                                                -----------        -----------
Net Income                                           29,624            290,184
Retained Earnings at Beginning of Period          7,522,350         10,012,460
                                                -----------        -----------
Retained Earnings at End of Period              $ 7,551,974        $10,302,644
                                                ===========        ===========

Earnings Per Share - Basic                             $.01               $.05
Earnings Per Share - Diluted                           $.01               $.05

                 See Notes to Consolidated Financial Statements

                                Transmation, Inc.
                      Consolidated Statement of Cash Flows
                                    Unaudited

                                                                                             Three Months Ended
                                                                                     June 30, 2000       June 30, 1999
                                                                                     -------------       -------------
Cash Flow from Operating Activities:
     Net Income                                                                        $    29,624         $   290,184
     Items Not Requiring (Providing) Cash Included in Income
          Depreciation and Amortization                                                  1,188,257           1,157,840
          Provision for Losses on Accounts Receivable                                      (32,000)            (74,000)
     Decrease (Increase) in Accounts Receivable                                          1,230,480            (175,212)
     Decrease (Increase) in Inventories                                                    239,004          (1,245,516)
     Increase in Prepaid Expenses and Deferred Charges                                     (80,030)            (72,268)
     Decrease in Accounts Payable                                                         (607,690)         (2,400,208)
     (Decrease) Increase in Accrued Payrolls, Commissions and Other Liabilities           (434,715)             85,979
     Income Taxes Payable/Receivable                                                       148,487             125,118
     Decrease in Deferred Compensation                                                     (15,196)            (16,850)
                                                                                       -----------         -----------
Net Cash Provided (Used) by Operating Activities                                         1,666,221          (2,324,933)
                                                                                       -----------         -----------
Cash Flows from Investing Activities:
     Purchase of Metermaster, Inc.                                                                            (188,494)
     Purchase of Properties                                                               (182,984)         (1,116,999)
                                                                                       -----------         -----------
Net Cash Used in Investing Activities                                                     (182,984)         (1,305,493)
                                                                                       -----------         -----------
Cash Flows from Financing Activities:
     Increase in Notes Payable and Current Portion of LTD                                  333,333             125,000
     Issuance of Stock                                                                      50,346              71,451
     (Decrease) Increase in Long-Term Debt                                              (2,001,133)          3,646,500
                                                                                       -----------         -----------
Net Cash (Used) Provided by Financing Activities                                        (1,617,454)          3,842,951
                                                                                       -----------         -----------
Effect of Exchange Rate Changes on Cash                                                    (59,995)             37,061
                                                                                       -----------         -----------
Net (Decrease) Increase in Cash                                                           (194,212)            249,586
Cash at Beginning of Period                                                                508,453             282,625
                                                                                       -----------         -----------
Cash at End of Period                                                                  $   314,241         $   532,211
                                                                                       ===========         ===========

Cash Paid for Interest and Income Taxes is as follows:
     Interest Paid                                                                     $   665,984         $   613,849
     Taxes (Refund Received) Paid                                                      ($  150,000)        $    67,297


                 See Notes to Consolidated Financial Statements

                                TRANSMATION, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                               Number of
                               of Shares
                                of $.50                                                 Accumulated
                               Par Value                                                  Other
                                Common      Common Stock   Capital in                  Comprehensive
                              Stock Out-    Issued and     Excess of       Retained        (Loss)       Treasury
                               standing     Outstanding    Par Value       Earnings        Income         Stock         Total
                              -----------   ------------   -----------    -----------  -------------    ----------   -----------
Balance March 31, 1997          2,826,412     $1,413,206    $3,121,746     $7,965,388      ($130,532)                $12,369,808

Components of Compre-
   hensive Income:
     Net Income                                                               997,971                                    997,971
     Currency Translation                                                                      9,744                       9,744
                                                                                                                     -----------
Total Comprehensive  Income                                                                                            1,007,715
                                                                                                                     -----------
Issuance of Stock                 150,838         75,419       532,217                                                   607,636
Two for One Stock Split
   On July 22, 1997             2,853,692      1,426,846   (1,426,846)
                                ---------     ----------    ----------     ----------     ----------                 -----------

Balance March 31, 1998          5,830,942      2,915,471     2,227,117      8,963,359       (120,788)                 13,985,159

Components of Compre-
   hensive Income:
     Net Income                                                             1,049,101                                  1,049,101
     Currency Translation                                                                    (79,780)                    (79,780)
                                                                                                                     -----------
Total Comprehensive Income                                                                                               969,321
                                                                                                                     -----------
Issuance of Stock                 101,800         50,900       353,938                                                   404,838
Share Re-purchase                                                                                       ($453,315)      (453,315)
                                ---------     ----------    ----------     ----------     ----------    ---------    -----------

Balance March 31, 1999          5,932,742      2,966,371     2,581,055     10,012,460       (200,568)    (453,315)    14,906,003

Components of Compre-
   hensive Income:
     Net Loss                                                              (2,490,110)                                (2,490,110)
     Currency Translation                                                                     68,873                      68,873
                                                                                                                     -----------
Total Comprehensive Loss                                                                                              (2,421,237)
                                                                                                                     -----------
Issuance of Stock                 167,576         83,788       245,153                                                   328,941
                                ---------     ----------    ----------     ----------     ----------    ---------    -----------

Balance March 31, 2000          6,100,318      3,050,159     2,826,208      7,522,350       (131,695)    (453,315)    12,813,707
                                ---------     ----------    ----------     ----------     ----------    ---------    -----------

Components of Compre-
   hensive Income:
     Net Income                                                                29,624                                     28,224
     Currency Translation                                                                    (59,995)                    (59,995)
                                                                                                                        --------
Total Comprehensive Loss                                                                                                 (31,771)
                                                                                                                        --------
Issuance of Stock                  21,542         10,771        39,575                                                    50,346
                                ---------     ----------    ----------     ----------     ----------    ---------    -----------

Balance June 30, 2000           6,121,860     $3,060,930    $2,865,783     $7,551,974     ($191,690)    ($453,315)   $12,833,682
                                =========     ==========    ==========     ==========     =========     =========    ===========


                 See Notes to Consolidated Financial Statements

Note 1 - Borrowings

At June 30, 2000, the Company has a $33,125,000 Revolving Credit and Term Loan Agreement with banks dated August 8, 1998 and amended February 9, 1999 and June 23, 2000 and extending through June 1, 2007. At June 30, 2000, $18,125,000 was borrowed under term loans. The term loans require annual repayments of amounts outstanding, paid on a quarterly basis, as follows:

                 July 1, 2000 - June 30, 2001           $3,033,333
                 July 1, 2001 - June 30, 2002           $4,033,333
                 July 1, 2002 - June 30, 2003           $4,033,333
                 July 1, 2003 - June 30, 2004           $4,033,333
                 July 1, 2004 - June 30, 2005           $1,333,333

Interest is payable on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On June 30, 2000, interest to be paid under Term Loans was 2.40% to 3.25% above LIBOR or .50% to 1.00% above the bank's prime lending rate. At June 30, 2000, $9,600,600 was borrowed under the Revolving Credit portion of the Company's credit facility. The term of the Revolving Credit Facility dated August 8, 1998 matures on July 1, 2001. Interest is payable under the Revolving Credit Facility on a formula basis, at the Company's option, at rates above prime or above LIBOR determined on the basis of the Company's performance as determined by its leverage ratio. On June 30, 2000, interest to be paid under the Revolving Credit Agreement was 2.50% above LIBOR or .50% above the bank's prime lending rate. At June 30, 2000, interest was payable on the above loans at rates ranging from 9.16% to 10.00%. The Company has entered into interest rate swaps resulting in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt.

The revolving credit and term loan agreement contains, among other provisions, requirements to maintain minimum levels of net worth, to meet minimum fixed charge coverage ratios and leverage ratios throughout the term of the loans.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to its lenders an annual commitment fee from .125% to .25%, depending on performance of the Company, of the unused portion of the Lenders' Revolving Credit committed amount. The fee is payable quarterly and total commitment fees paid under any unused lines of credit under Revolving Credit Agreements were immaterial in both 1999 and 2000. The Company agreed to pay a closing fee in the amount of $130,000 in conjunction with the Revolving Credit and Term Loan Facility and the amendment thereto; fees are being amortized over the term of the loans.

The Company is in compliance with provisions of its loan agreement as of June 30, 2000.

Note 2 - Inventories

The major classifications of inventory are as follows:

                                                June 30, 2000      March 31, 2000
                                                -------------      --------------

         Raw Materials and Purchased Parts        $ 3,747,286         $ 3,900,063
         Work in Process                              620,526             612,554
         Finished Products                          6,408,585           6,493,767
                                                  -----------         -----------
                                                   10,776,397          11,006,384
         Less Inventory Reserves                   (2,180,789)         (2,171,772)
                                                  -----------         -----------
                                                  $ 8,595,608         $ 8,834,612
                                                  ===========         ===========

Note 3 - Net Income Per Share

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

The table below summarizes the amounts used to calculate basic and diluted earnings per share:

                                             Three Months Ended June 30, 2000           Three Months Ended June 30, 1999
                                             --------------------------------          ----------------------------------
                                                           Average                                     Average
                                                Net      Outstanding     Per              Net        Outstanding     Per
                                              Earnings      Shares      Share           Earnings        Shares      Share
                                             ---------   -----------    -----          ---------     -----------    -----
Basic Earnings Per Share                       $28,224    5,923,638      $.01          $290,184       5,844,549      $.05

Effect of Dilutive Options and Warrants                                                                 170,539
                                               -------    ---------      ----          --------       ---------      ----

Diluted Earnings Per Share                     $28,224    5,923,638      $.01          $290,184       6,015,088      $.05
                                               =======    =========      ====          ========       =========      ====

Certain anti-dilutive outstanding stock options and warrants were excluded from the calculation of average shares outstanding since their exercise prices exceeded the average market price of common shares during the period. The anti-dilutive stock options and warrants so excluded at the end of each of the last two interim periods and their associated exercise prices are summarized below. The options expire at various times between 2000 and 2005.

                          Number of Options and Warrants      Exercise Price

        2000                         1,550,732                 $2.41 - $9.25

        1999                         1,211,091                 $3.75 - $9.25

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

The Company's primary sources of liquidity and capital are funds provided through its borrowing agreement with banks, its profitability and management of its Balance Sheet.

During the quarter ended June 30, 2000, Accounts Receivable balances owing to the Company by its customers decreased by $1,198,000 and inventories were reduced by $230,000. Trade payables were reduced by approximately $608,000 in the quarter ended June 30, 2000 and bank debt was reduced by $1,668,000. It is the Company's intention to continue to aggressively manage its Balance Sheet so that it can continue to reduce bank debt.

Results of Operations

Comparison of April 1, 2000 - June 30, 2000
                            to
              April 1, 1999 - June 30, 1999

Sales totaled $18,800,009 in the quarter ended June 30, 2000, a decrease of 7.8%, compared to sales of $20,388,597 recorded in the same quarter one year ago. Seventy-six percent of the decrease resulted from lower sales in the Company's meter modification operation. In 1999, significant shipments of such products which had built up in Metermaster's backlog prior to its acquisition by Transmation in February, 1999, were accomplished. Additionally, shipments of products to export markets through Transcat declined 24% in the quarter ended June 30, 2000 compared to shipments in the same quarter last year. Transmation has hired new production management to reduce the delivery time to customers in its meter modification business to enable it to better compete in the meter modification marketplace. Transmation has also transferred experienced sales management to this division to more aggressively seek out business opportunities. Additionally, Transmation is currently revamping its sales distribution network, particularly in Asian markets, to enable it to better compete for business in that important market.

Cost of product sold totaled 69.6% of sales in 2000 compared to 68.6% of sales in 1999. Lower shipments in the meter modification division led to higher per unit overheads in 2000 compared to 1999.

Selling and administrative expenses were reduced by 5 percent in 2000 compared to 1999, this despite selling and administrative spending of $276,000 in the Company's MetersandInstruments.com subsidiary in 2000. MetersandInstruments.com did not exist in the quarter ended June 30, 1999. The Company continuously reviews selling and administrative spending to attempt to minimize such costs in their relationship to sales.

Despite higher interest rates during the period, lower average borrowing levels enabled the Company to hold interest costs to approximately the same level as in 1999.

                                     PART II

                                OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

a.       See Index to Exhibits.

b.       Reports on Form 8-K.

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TRANSMATION, INC.

Date   August 10, 2000             /s/ Robert G. Klimasewski
     --------------------          -------------------------------------------
                                   Robert G. Klimasewski, President and CEO


Date   August 10, 2000             /s/ John A. Misiaszek
     --------------------          -------------------------------------------
                                   John A. Misiaszek, Vice President - Finance

                                INDEX TO EXHIBITS

(2) Plan of acquisition, reorganization, arrangement, liquidation or succession.

                  Not Applicable.

(3)      Articles of Incorporation and By-Laws.

         (i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant's Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995, and to Exhibit 3(i) to the Registrant's Form 10-Q for the quarter ended September 30, 1999.

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

         (a) Third Amendment to Credit and Loan Agreement dated as of June 23, 2000 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is included herein as
                  Exhibit 4(a).

(10)     Material Contracts.

         The documents listed under (4) are incorporated herein by reference.

         (a) Employment Agreement by and between Transmation, Inc. and Robert G. Klimasewski dated as of April 1, 2000 is included herein as Exhibit 10(a).

(11)     Statement re Computation of Per Share Earnings.

         Computation can be clearly determined from Note 3 to the Financial Statements included herein as Item 1.

(15)     Letter re unaudited interim financial information.

                  Not Applicable.

(18)     Letter re change in Accounting Principles.

                  Not Applicable.

(19)     Report furnished to security holders.

                  Not Applicable.

(22) Published report regarding matters submitted to vote of security holders.

                  Not Applicable.

(23)     Consents of Experts and Counsel.

                  Not Applicable.

(24)     Power of Attorney.

                  Not Applicable.

(27)     Financial Data Schedule.

         The Financial Data Schedule is included herein as Exhibit 27.

(99)     Additional Exhibits.

                  Not Applicable.