Form 10-Q
period 2000-09-30
TRANSMATION INC
filed 2000-11-09
CIK 99302

TRANSMATION, INC. CONSOLIDATED BALANCE SHEET
TRANSMATION, INC. CONSOLIDATED STATEMENT OF INCOME UNAUDITED
TRANSMATION, INC. CONSOLIDATED STATEMENT OF CASH FLOWS UNAUDITED
TRANSMATION, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Note 1
Exhibit 4(A) -- Fourth Amend. to Credit Agreement
Exhibit 10(A) -- Amend. 6 to Directors' Stock Plan
Exhibit 27 -- Financial Data Schedule

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/ X /	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2000

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________________ to__________________

Commission file number 0-3905

Transmation, Inc.

(Exact name of registrant as specified in its charter)

Ohio	16-0874418

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Vantage Point Drive, Rochester, New York	14624

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	716-352-7777

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark (X) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date

Common	6,010,223	October 16, 2000

Total Pages –17

TRANSMATION, INC.
CONSOLIDATED BALANCE SHEET

	Unaudited
	Sept. 30, 2000	March 31, 2000

ASSETS:

Current Assets:

Cash	$35,881	$508,453

Accounts Receivable, less allowance for doubtful accounts of $300,250 at Sept. 30, and $363,500 at March 31, 2000	10,040,531	11,635,069

Inventories	8,326,917	8,834,612

Income Taxes Receivable	716,635	963,343

Prepaid Expenses and Deferred Charges	1,294,989	1,577,413

Deferred Tax Assets	582,427	582,427

Current Assets	20,997,380	24,101,317

Properties, at cost, less accumulated depreciation	5,879,707	6,542,814

Goodwill, less accumulated amortization of $4,408,641 at 9/30 and $3,726,805 at 3/31	20,588,683	21,245,824

Deferred Charges	152,188	185,379

Other Assets	293,772	283,394

	$47,911,730	$52,358,728

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:

Current Portion of Long-Term Debt	$12,819,166	$2,700,000

Accounts Payable	5,788,362	7,103,734

Accrued Payrolls, Commissions and Other	1,989,466	2,418,299

Current Liabilities	20,596,994	12,222,033

Long-Term Debt	14,083,334	26,693,400

Deferred Compensation	329,716	360,108

Deferred Tax Liabilities	269,480	269,480

	35,279,524	39,545,021

Stockholders’ Equity
Common Stock, par value $.50 per share — Authorized - 30,000,000 shares	3,078,265	3,050,159

Capital in Excess of Par Value	2,932,880	2,826,208

Accumulated Other Comprehensive Income	(221,332)	(131,695)

Retained Earnings	7,295,708	7,522,350

	13,085,521	13,267,022

Treasury Stock, at cost, 119,358 shares	(453,315)	(453,315)

	12,632,206	12,813,707

	$47,911,730	$52,358,728

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF INCOME
UNAUDITED

	Three Months Ended		Six Months Ended

	9/30/00	9/30/99	9/30/00	9/30/99

Net Sales:	$17,179,006	$19,556,616	$35,979,015	$39,945,213

Costs and Expenses:

Cost of Product Sold	12,038,181	13,349,350	25,130,138	27,326,708

Selling and Administrative Expenses	4,454,676	4,656,038	9,094,579	9,538,642

Research and Development Costs	293,452	419,923	659,894	803,283

Interest Expense	639,563	656,957	1,305,546	1,319,248

	17,425,872	19,082,268	36,190,157	38,987,881

(Loss) Income Before Taxes	(246,866)	474,348	(211,142)	957,332

Provision for Income Taxes State and Federal	9,400	190,900	15,500	383,700

Net Income	(256,266)	283,448	(226,642)	573,632

Retained Earnings at Beginning of Period	7,551,974	10,302,644	7,522,350	10,012,460

Retained Earnings at End of Period	$7,295,708	$10,586,092	$7,295,708	$10,586,092

(Loss) Earnings Per Share — Basic	($.04)	$.05	($.04)	$.10

(Loss) Earnings Per Share — Diluted	($.04)	$.05	($.04)	$.10

Shares Used in Calculation — Basic	5,957,548	5,843,996	5,957,548	5,843,996

Shares Used in Calculation — Diluted	5,957,548	5,954,109	5,957,548	5,954,109

See Notes to Consolidated Financial Statements

Transmation, Inc.
Consolidated Statement of Cash Flows
Unaudited

	Three Months Ended		Six Months Ended

	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999

Cash Flow from Operating Activities:

Net (Loss) Income	($256,266)	$283,448	($226,642)	$573,632

Adjustments to reconcile net income to net cash provided from operating activities
Depreciation and Amortization	1,140,778	1,168,060	2,329,035	2,325,902

Provision for Losses on Accounts Receivable	(31,250)	(134,000)	(63,250)	(208,000)

Other Assets	(10,378)	(9,596)	(10,378)	(9,596)

Decrease in Accounts Receivable	427,308	1,678,146	1,657,788	1,502,934

Decrease (Increase) in Inventories	268,691	387,900	507,695	(857,616)

Decrease in Prepaid Expenses & Deferred Charges	(251,163)	(322,783)	(331,193)	(395,053)

Decrease in Accounts Payable	(707,682)	(1,920,883)	(1,315,372)	(4,321,091)

Increase (Decrease) in Accrued Payrolls, Commissions and Other Liabilities	38,988	(414,027)	(395,727)	(328,048)

Increase in Income Taxes Receivable/Payable	98,221	1,653	246,708	126,771

Decrease in Deferred Compensation	(15,196)	(16,411)	(30,392)	(33,261)

Net Cash Provided (Used) by Operating Activities	702,051	701,507	2,368,272	(1,623,426)

Cash Flows from Investing Activities:

Purchase of Metermaster, Inc.		99,954		(88,540)

Purchase of Properties	(212,101)	(432,986)	(395,085)	(1,549,985)

Net Cash (used in) Investing Activities	(212,101)	(333,032)	(395,085)	(1,638,525)

Cash Flows from Financing Activities:

(Decrease) Increase in Bank Debt	(823,100)	(811,900)	(2,490,900)	2,959,600

Increase in Common Stock	84,432	94,678	134,778	166,129

Net Cash (used in) Provided by Financing Activities	(738,668)	(717,222)	(2,356,122)	3,125,729

Effect of Exchange Rate Changes on Cash	(29,642)	(5,010)	(89,637)	32,051

Net Decrease in Cash	(278,360)	(353,757)	(472,572)	(104,171)

Cash at Beginning of Period	314,241	532,211	508,453	282,625

Cash at End of Period	$35,881	$178,454	$35,881	$178,454

Cash Paid for Interest and Income Taxes is as follows:

Interest Paid	$649,557	$649,409	$1,315,541	$1,263,258

Taxes (Refund Received) Paid	($87,184)	$202,210	($237,184)	$269,507

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number
	of Shares
	of $.50				Accumu-
	Par Value				lated Other
	Common	Common			Compre-
	Stock	Stock Issued	Capital in		hensive
	Out-	and	Excess of	Retained	(Loss)	Treasury
	standing	Outstanding	Par Value	Earnings	Income	Stock	Total

Balance March 31, 1997	2,826,412	$1,413,206	$3,121,746	$7,965,388	($130,532)		$12,369,808

Components of Compre- hensive Income:

Net Income				997,971			997,971

Currency Translation					9,744		9,744

Total Comprehensive Income							1,007,715

Issuance of Stock	150,838	75,419	532,217				607,636

Two for One Stock Split On July 22, 1997	2,853,692	1,426,846	(1,426,846)

Balance March 31, 1998	5,830,942	2,915,471	2,227,117	8,963,359	(120,788)		13,985,159

Components of Compre- hensive Income:

Net Income				1,049,101			1,049,101

Currency Translation					(79,780)		(79,780)

Total Comprehensive Income							969,321

Issuance of Stock	101,800	50,900	353,938				404,838

Share Re-purchase						($453,315)	(453,315)

Balance March 31, 1999	5,932,742	2,966,371	2,581,055	10,012,460	(200,568)	(453,315)	14,906,003

Components of Compre- hensive Income:

Net Loss				(2,490,110)			(2,490,110)

Currency Translation					68,873		68,873

Total Comprehensive Loss							(2,421,237)

Issuance of Stock	167,576	83,788	245,153				328,941

Balance March 31, 2000	6,100,318	3,050,159	2,826,208	7,522,350	(131,695)	(453,315)	12,813,707

Components of Compre- hensive Income:

Net Loss				(226,642)			(226,642)

Currency Translation					(89,637)		(89,637)

Total Comprehensive Loss							(316,279)

Issuance of Stock	56,212	28,106	106,672				134,778

Balance September 30, 2000	6,156,530	$3,078,265	$2,932,880	$7,295,708	($221,332)	($453,315)	$12,632,206

See Notes to Consolidated Financial Statements

Note 1 — Borrowings

At September 30, 2000, the Company has a $32,450,000 Revolving Credit and Term Loan Agreement with banks dated August 8, 1998 and amended February 9, 1999, June 23, 2000, and August 24, 2000, and extending through June 1, 2007. At September 30, 2000, $17,450,000 was borrowed under term loans. The term loans require annual repayments of amounts outstanding, paid on a quarterly basis, as follows:

October 1, 2000 — September 30, 2001	$3,366,666

October 1, 2001 — September 30, 2002	$4,033,333

October 1, 2002 — September 30, 2003	$4,033,333

October 1, 2003 — September 30, 2004	$2,683,333

October 1, 2004 — September 30, 2005	$1,333,333

Interest is payable on a formula basis, at the Company’s option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On September 30, 2000, interest to be paid under Term Loans was 2.15% to 2.70% above LIBOR or .375% to .75% above the bank’s prime lending rate. At September 30, 2000, $9,452,500 was borrowed under the Revolving Credit portion of the Company’s credit facility. The term of the Revolving Credit Facility dated August 8, 1998 matures on July 1, 2001, and accordingly, the balance borrowed under the revolving credit facility has been classified as current. It is anticipated that the revolving credit facilities maturity will be re-negotiated prior to the date it becomes due. Interest is payable under the Revolving Credit Facility on a formula basis, at the Company’s option, at rates above prime or above LIBOR determined on the basis of the Company’s performance as determined by its leverage ratio. On September 30, 2000, interest to be paid under the Revolving Credit Agreement was 2.15% above LIBOR or .375% above the bank’s prime lending rate. At September 30, 2000, interest was payable on the above loans at rates ranging from 8.78% to 9.79%. The Company has entered into interest rate swaps resulting in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt.

The revolving credit and term loan agreement contains, among other provisions, requirements to maintain minimum levels of net worth, to meet minimum fixed charge coverage ratios and leverage ratios throughout the term of the loans.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to its lenders an annual commitment fee from .125% to .25%, depending on performance of the Company, of the unused portion of the Lenders’ Revolving Credit committed amount. The fee is payable quarterly and total commitment fees paid under any unused lines of credit under Revolving Credit Agreements were immaterial in both 1999 and 2000. The Company agreed to pay a closing fee in the amount of $130,000 in conjunction with the Revolving Credit and Term Loan Facility and the amendment thereto; fees are being amortized over the term of the loans.

The Company is in compliance with provisions of its loan agreement as of September 30, 2000.

Note 2 — Inventories

The major classifications of inventory are as follows:

	Sept. 30, 2000	March 31, 2000

Raw Materials and Purchased Parts	$3,651,502	$3,900,063

Work in Process	573,514	612,554

Finished Products	6,079,901	6,493,767

	10,304,917	11,006,384

Less Inventory Reserves	(1,978,000)	(2,171,772)

	$8,326,917	$8,834,612

Note 3 — Net (Loss) Income Per Share

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

The table below summarizes the amounts used to calculate basic and diluted (loss) earnings per share:

	Three Months Ended Sept. 30, 2000			Three Months Ended Sept. 30, 1999

		Average			Average
		Outstanding	Per	Net	Outstanding	Per
	Net Loss	Shares	Share	Earnings	Shares	Share

Basic (loss) Earnings Per Share	($256,266)	5,957,548	($.04)	$283,448	5,843,996	$.05

Effect of Dilutive Options and Warrants					110,113

Diluted (loss) Earnings Per Share	($256,266)	5,957,548	($.04)	$283,448	5,954,109	$.05

	Six Months Ended September 30, 2000			Six Months Ended September 30, 1999

		Average			Average
		Outstanding	Per	Net	Outstanding	Per
	Net Loss	Shares	Share	Earnings	Shares	Share

Basic (loss) Earnings Per Share	($226,642)	5,957,548	($.04)	$573,632	5,843,996	$.10

Effect of Dilutive Options and Warrants					110,113

Diluted (loss) Earnings Per Share	($226,642)	5,957,548	($.04)	$573,632	5,954,109	$.10

Certain anti-dilutive outstanding stock options and warrants were excluded from the calculation of average shares outstanding since their exercise prices exceeded the average market price of common shares during the period. The anti-dilutive stock options and warrants so excluded at the end of each of the last two interim periods and their associated exercise prices are summarized below. The options and warrants expire at various times between 2000 and 2005.

	Number of Options and Warrants	Exercise Price

2000	1,482,552	$2.41 - $9.25

1999	1,211,091	$3.75 - $9.25

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion is based primarily on the consolidated financial statements of Transmation, Inc. as of September 30, 2000 and 1999 and for the six- and three-month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

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

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital are funds provided under its borrowing agreement with banks, its profitability and management of its Balance Sheet.

In the first six months of fiscal 2001, trade accounts receivable were reduced by $1,658,000 compared to the balance of such receivables which existed at March 31, 2000 and $1,966,000 compared to balances at September 30, 1999. Days sales outstanding totaled 50.2 at September 30, 2000, 52.3 at March 31, 2000 and 54.1 at September 30, 1999. This improvement has resulted from more aggressive management of this important asset.

Capital asset additions totaled approximately $395,000 in the first half of fiscal 2001. Depreciation during the period totaled in excess of $1,000,000. The cash flow thus provided, together with cash flow resulting from the amortization of Goodwill, prepaid expenses, the reduction of Accounts Receivable balances and cash balances provided the capital necessary to reduce trade accounts payable and accrued liabilities by $1,744,000 and bank debt by $2,490,000 in the six months ended September 30, 2000.

Results of Operations

Comparison of July 1, 2000 — September 30, 2000

                                            to

                       July 1, 1999 — September 30, 1999

Sales totaled $17,179,000 in the quarter ended September 30, 2000. This compares to sales of $19,556,000 reported in the same period one year ago. This reduction of 12.2% resulted from lower sales in the Company’s Transcat product sales division and from lower sales of modified meters through the Company’s MAC operation. Approximately one-third of the decline in product sales resulted from sales to foreign markets and are attributable to the strong U.S. dollar. In the U.S., the Company has strengthened its Customer Service department, improved its quote follow-up efforts and re-focused its efforts to achieve the best customer list possible to retain existing customers and win new ones. In the MAC operation, where customer service and on-time deliveries are imperatives, a new Production Manager has been hired to help enable the Company meet or exceed customer expectations with respect to on-time deliveries and service. Additionally, the Company has re-assigned a Sales Manager to drive MAC sales through the Company’s sales organization.

Cost of Product Sold totaled 70.1% of sales in 2000 compared to 68.3% of product in 1999. During the quarter, margins in the Company’s Cal Lab division were lower than desired. Efforts are underway to drive sales to higher levels so that the higher margins anticipated for this division, which will be achieved by spreading fixed costs over the higher sales volumes, will be achieved.

Selling, General and Administrative costs totaled 25.9% of sales in the quarter ended September 30, 2000 compared to 23.8% of sales in the same quarter one year ago. SG&A expenses were more than $200,000 lower in the 2000 quarter than in the same period one year ago, however, due to lower revenues, the percent relative to sales increased.

Research and Development costs totaled 1.7% of sales in the quarter ended September 30, 2000 compared to 2.1% of sales in the same quarter one year ago. Certain R&D employees have been temporarily transferred to other areas of the Company where their programming skills were required. The Company believes that the level of spending on R&D activities is adequate to maintain its existing, competitive position in the industry.

Comparison of April 1, 2000 — September 30, 2000

                                            to

                       April 1, 1999 — September 30, 1999

Sales totaled $35,979,000 in the six months ended September 30, 2000 compared to $39,940,000 in the six months ended September 30, 1999, a reduction of 9.9%. This reduction resulted from lower sales to international markets, lower sales of distribution product through the Company’s Transcat product sales division, and lower sales of modified meters through the Company’s MAC operation. Steps have been taken to improve future sales in those units.

Cost of Goods Sold totaled 69.8% of sales in the six months ended September 30, 2000 compared to 68.4% in the same period ended September 30, 1999. Margins in the Company’s Cal Lab division were lower than desired in the period ended September 30, 2000 and efforts are underway to drive service sales up so that the fixed operating costs relating to the Cal Lab operation, which are proportionately significant, can be spread over higher sales volumes and margins increased to anticipated levels.

SG&A expenses totaled 25.3% of sales in the six months ended September 30, 2000 compared to 23.9% of sales in the same period one year ago. SG&A expenses decreased by approximately $444,000 in the most recent period, however, lower sales volumes achieved in 2000 caused SG&A costs to increase proportionate to sales.

Research and Developments Costs totaled 1.8% of sales in the six months ended September 30, 2000 compared to 2.0% of sales in the same period one year ago. The level of R&D spending within the Company is considered adequate to maintain our competitive position within the industry.

PART II

OTHER INFORMATION

Item 4 — Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting on August 15, 2000, shareholders of the Company approved Proposals 1 and 2. Results of the voting was as follows:

Proposal 1:

To elect Directors to serve until the 2003 Annual meeting:

	For	Authority Withheld

G. Thomas Bowers	5,389,961	86,980

Cornelius J. Murphy	5,129,161	347,780

Francis R. Bradley	5,390,421	86,520

Messrs. Chiarella, Garelick, Palmer, Klimasewski and Mrs. Hessler did not stand for re-election to Transmation’s Board of Directors in 2000.

Proposal 2:

To approve and ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending March 31, 2001:

For	Against	Abstain

5,411,607	58,604	6,730

Item 6 — Exhibits and Reports on Form 8-K

a.	See Index to Exhibits

b.	Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMATION, INC.

Date	11-08-00	/s/ Robert G. Klimasewski Robert G. Klimasewski, President and CEO

Date	11-08-00	/s/ John A. Misiaszek John A. Misiaszek, Vice President - Finance

INDEX TO EXHIBITS

(2)  Plan of acquisition, reorganization, arrangement, liquidation or succession.

          Not Applicable.

(3)  Articles of Incorporation and By-Laws.

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31, 1988.

(4)  Instruments defining the rights of security holders, including indentures.

      Credit and Loan Agreement dated August 7, 1998 between Transmation, Inc. and KeyBank
      National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s
      Form 10-Q for the quarter ended September 30, 1998.

(a)	Fourth Amendment to Credit and Loan Agreement dated as August 24, 2000 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is included herein as Exhibit 4(a).

(10)  Material Contracts.

         The documents listed under (4) are incorporated herein by reference.

(a)	Amendment No. 6 to the Transmation, Inc. Director’s Stock Plan is included herein as Exhibit 10(a).

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