Form 10-Q
period 2000-12-31
TRANSMATION INC
filed 2001-02-12
CIK 99302

FORM 10-Q
TRANSMATION, INC. CONSOLIDATED BALANCE SHEET UNAUDITED
TRANSMATION, INC. CONSOLIDATED STATEMENT OF OPERATIONS UNAUDITED
TRANSMATION, INC. CONSOLIDATED STATEMENT OF CASH FLOWS UNAUDITED
TRANSMATION, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY UNAUDITED
Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition
PART II
OTHER INFORMATION
Item 3 — Defaults Upon Senior Securities
Item 4 — Submission of Matters to a Vote of Security Holders
Item 6 — Exhibits and Reports on Form 8-K
INDEX TO EXHIBITS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended     December 31, 2000

                                                                                        OR

____ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ___________________ to __________________

Commission file number     0-3905

Transmation, Inc.

(Exact name of registrant as specified in its charter)

Ohio	16-0874418

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

10 Vantage Point Drive, Rochester, New York	14624

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	716-352-777

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark   X   whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No ____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date

Common	6,050,961	January 19, 2001

Total Pages — 12

TRANSMATION, INC.
CONSOLIDATED BALANCE SHEET
UNAUDITED

	Dec. 31, 2000	March 31, 2000

ASSETS:

Current Assets:

Cash	$520,522	$508,453

Accounts Receivable, less allowance for doubtful accounts of $314,900 at 12/31, and $363,500 at 3/31/00	10,642,902	11,635,069

Inventories	9,122,602	8,834,612

Income Taxes Receivable	542,767	963,343

Prepaid Expenses and Deferred Charges	1,002,729	1,577,413

Deferred Tax Assets	588,010	582,427

Current Assets	22,419,532	24,101,317

Properties, at cost, less accumulated depreciation	5,636,783	6,542,814

Goodwill, less accumulated amortization of $4,713,265 at 12/31 and $3,726,805 at 3/31/00	20,225,744	21,245,824

Deferred Charges	117,842	185,379

Other Assets	299,173	283,394

	$48,699,074	$52,358,728

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:

Current Portion of Long-Term Debt	$12,940,407	$2,700,000

Accounts Payable	7,589,190	7,103,734

Accrued Payrolls, Commissions and Other	1,763,820	2,418,299

Current Liabilities	22,293,417	12,222,033

Long-Term Debt	13,075,000	26,693,400

Deferred Compensation	314,520	360,108

Deferred Tax Liabilities	272,063	269,480

	35,955,000	39,545,021

Stockholders’ Equity

Common Stock, par value $.50 per share —

Authorized — 30,000,000 shares	3,087,635	3,050,159

Capital in Excess of Par Value	2,944,648	2,826,208

Accumulated Other Comprehensive Income	(215,294)	(131,695)

Retained Earnings	7,380,400	7,522,350

	13,197,389	13,267,022

Treasury Stock, at cost, 119,358 shares	(453,315)	(453,315)

	12,744,074	12,813,707

	$48,699,074	$52,358,728

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	10/1 —	10/1 —	4/1 —	4/1 —
	12/31/00	12/31/99	12/31/00	12/31/99

Product Sales	$15,499,406	$15,154,652	$42,978,661	$45,999,870

Service Sales	3,918,800	4,126,714	12,418,560	12,526,695

Net Sales:	$19,418,206	$19,281,366	$55,397,221	$58,526,565

Costs and Expenses:

Cost of Products Sold	10,618,537	13,564,977	29,452,919	33,916,355

Cost of Services Sold	3,316,929	2,604,722	9,612,685	8,880,038

Cost of Products and Services Sold	13,935,466	16,169,699	39,065,604	42,796,393

Selling and Administrative Expenses	4,534,103	5,556,042	13,628,682	15,094,684

Research and Development Costs	255,779	352,786	915,673	1,156,069

Interest Expense	611,166	978,597	1,916,712	2,297,845

	19,336,514	23,057,124	55,526,671	61,344,991

Income (Loss) Before Taxes	81,692	(3,775,758)	(129,450)	(2,818,426)

(Benefit) Provision for Income Taxes State and Federal	(3,000)	(764,700)	12,500	(381,000)

Net Income (Loss)	84,692	(3,011,058)	(141,950)	(2,437,426)

Retained Earnings at Beginning of Period	7,295,708	10,586,092	7,522,350	10,012,460

Retained Earnings at End of Period	$7,380,400	$7,575,034	$7,380,400	$7,575,034

Net Income (Loss) Per Share — Basic	$.01	($.50)	($.02)	($.41)

— Diluted	$.01	($.50)	($.02)	($.41)

Shares Used in Calculation — Basic	6,046,129	6,016,792	6,019,390	6,016,792

— Diluted	6,046,129	6,016,792	6,019,390	6,016,792

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine Months Ended
	Dec. 31, 2000	Dec. 31, 1999

Cash Flow from Operating Activities:

Net Income (Loss)	($141,950)	($2,437,426)

Adjustments to reconcile net income to net cash provided from operating activities:

Depreciation and Amortization	3,524,059	3,510,382

Provision for Losses in Inventory	(282,772)	2,446,457

Provision for Losses on Accounts Receivable	(48,600)	(237,000)

Deferred Taxes	(3,000)

Other Assets	(15,779)	(20,596)

Decrease in Accounts Receivable	1,040,767	2,226,002

(Increase) Decrease in Inventories	(5,218)	421,920

(Increase) in Prepaid Exp. & Deferred Charges	(392,314)	(659,571)

Increase (Decrease) in Accounts Payable	485,456	(4,055,364)

(Decrease) Increase in Accrued Payrolls, Commissions and Other Liabilities	(563,057)	235,546

Increase in Income Taxes Receivable/Payable	420,576	(639,382)

Decrease in Deferred Compensation	(45,588)	(49,673)

Net Cash Provided by Operating Activities	3,972,580	741,295

Cash Flows from Investing Activities:

Purchase of Metermaster, Inc.		(226,217)

Purchase of Properties	(654,835)	(1,678,793)

Net Cash Used In Investing Activities	(654,835)	(1,905,010)

Cash Flows from Financing Activities:

(Decrease) Increase in Bank Debt	(3,377,993)	979,500

Proceeds From Issuance of Common Stock	155,916	224,468

Net Cash (used in) Provided by Financing Activities	(3,222,077)	1,203,968

Effect of Exchange Rate Changes on Cash	(83,599)	58,401

Net Increase in Cash	12,069	98,654

Cash at Beginning of Period	508,453	282,625

Cash at End of Period	$520,522	$381,279

Cash Paid for Interest and Income Taxes is as follows:

Interest Paid	$1,913,574	$1,946,174

Taxes (Refund Received) Paid	($403,075)	$202,526

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
UNAUDITED

	Number of
	Shares of				Accumu-
	$.50 Par				lated Other
	Value				Compre-
	Common	Common Stock	Capital in		hensive
	Stock Out-	Issued and	Excess of	Retained	(Loss)	Treasury
	standing	Outstanding	Par Value	Earnings	Income	Stock	Total

Balance March 31, 2000	6,100,318	$3,050,159	$2,826,208	$7,522,350	($131,695)	($453,315)	$12,813,707

Components of
Comprehensive Loss:

Net Loss				(141,950)			(141,950)

Currency Translation					(83,599)		(83,599)

Total Comprehensive Loss							(225,549)
Issuance of Stock	74,952	37,476	118,440				155,916

Balance December 31, 2000	6,175,270	$3,087,635	$2,944,648	$7,380,400	($215,294)	($453,315)	$12,744,074

See Notes to Consolidated Financial Statements

Note 1 — Description of Business

Transmation, Inc. is primarily engaged in the sale and distribution, development, manufacture and service of electronic instrumentation which is used principally for measurement, indication and transmission of information.

Note 2 — Revenue Recognition

Revenue is recognized at the time products are shipped or service is performed. The Company provides an allowance for returns based upon historical and estimated return rates.

Note 3 — Borrowings

At December 31, 2000, the Company has a $31,775,000 Revolving Credit and Term Loan Agreement with banks dated August 7, 1998 and amended October 5, 1998, February 9, 1999, June 23, 2000, and August 24, 2000, and extending through June 1, 2007. At December 31, 2000, $16,775,000 was borrowed under term loans. The term loans require annual repayments of amounts outstanding, paid on a quarterly basis, as follows:

January 1, 2001 - December 31, 2001	$3,700,000

January 1, 2002 - December 31, 2002	$4,033,333

January 1, 2003 - December 31, 2003	$4,033,333

January 1, 2004 - December 31, 2004	$2,008,333

January 1, 2005 - December 31, 2005	$1,333,333

Interest is payable on a formula basis, at the Company’s option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On December 31, 2000, interest to be paid under Term Loans was 2.50% to 3.25% above LIBOR or .50% to 1.00% above the bank’s prime lending rate. At December 31, 2000, $9,240,407 was borrowed under the Revolving Credit portion of the Company’s credit facility. The term of the Revolving Credit Facility dated August 8, 1998 matures on July 1, 2001, and accordingly, the balance borrowed under the revolving credit facility has been classified as current. It is anticipated that the revolving credit facilities maturity will be re-negotiated prior to the date it becomes due. Interest is payable under the Revolving Credit Facility on a formula basis, at the Company’s option, at rates above prime or above LIBOR determined on the basis of the Company’s performance as determined by its leverage ratio. On December 31, 2000, interest to be paid under the Revolving Credit Agreement was 2.50% above LIBOR or .50% above the bank’s prime lending rate. At December 31, 2000, interest was payable on the above loans at rates ranging from 9.12% to 9.87%.

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

The Company is in compliance with provisions of its loan agreement as of December 31, 2000.

Note 4 — Inventories

The major classifications of inventory are as follows:

	Dec. 31, 2000	March 31, 2000

Raw Materials and Purchased Parts	$3,664,614	$3,900,063

Work in Process	643,473	612,554

Finished Products	6,703,515	6,493,767

	11,011,602	11,006,384

Less Inventory Reserves	(1,889,000)	(2,171,772)

	$9,122,602	$8,834,612

Note 5 — Deferred Catalog Costs

Transmation, Inc. amortizes the cost of each major catalog it mails over that catalog’s estimated productive life. The Company reviews response results from its catalog mailings on a continuous basis. If response results indicate that Transmation should adjust its amortization period from that originally established, such adjustment will be made. Deferred catalog costs totaled $416,353 at December 31, 2000 and $1,093,395 at March 31, 2000.

Note 6 — Net Income (Loss) Per Share

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

The table below summarizes the amounts used to calculate basic and diluted income (loss) per share:

	Three Months Ended December 31, 2000			Three Months Ended December 31, 1999

		Average			Average
		Outstanding		Net	Outstanding
	Net Income	Shares	Per Share	Loss	Shares	Per Share

Basic Income (Loss) Per Share	$84,692	6,046,129	$.01	($3,011,058)	6,016,792	($.50)

Effect of Dilutive Options and Warrants

Diluted Income (Loss) Per Share	$84,692	6,046,129	$.01	($3,011,058)	6,016,792	($.50)

	Nine Months Ended December 31, 2000			Nine Months Ended December 31, 1999

		Average			Average
		Outstanding		Net	Outstanding
	Net Loss	Shares	Per Share	Loss	Shares	Per Share

Basic (Loss) Income Per Share	($141,950)	6,019,390	($.02)	($2,437,426)	6,016,792	($.41)

Effect of Dilutive Options and Warrants

Diluted (Loss) Per Share	($141,950)	6,019,390	($.02)	($2,437,426)	6,016,792	($.41)

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

	Number of Options and Warrants	Exercise Price

2000	1,548,278	$1.94 - $9.25

1999	1,745,407	$2.12 - $9.25

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion is based primarily on the consolidated financial statements of Transmation, Inc. as of December 31, 2000 and 1999 and for the nine and three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in the first quarter of fiscal 2002. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company plans to adopt SAB No. 101 effective in the fourth quarter of fiscal 2001 and is currently determining the impact, if any, on its results of operations and financial position.

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

In the nine month period ended December 31, 2000, the balance of trade accounts receivable were reduced by $992,000 compared to the period ended March 31, 2000. Days sales outstanding totaled 49.3 at December 31, 2000 compared to 51.5 at March 31, 2000. The improvement has resulted from more aggressive management of this important asset.

Cash flow generated as the result of depreciation, goodwill and prepaid asset amortizations totaled $3,524,000 and tax refunds totaling $418,000 were received between April 1, 2000 and December 31, 2000. Trade accounts payable and inventories increased by $485,000 and $5,000 respectively while accrued liabilities were reduced by $654,000 from April 1, 2000 and December 31, 2000. Together, cash flow resulting from the above facilitated repayments of bank debt totaling $3,378,000 since March 31, 2000.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs, based on operations as of December 31, 2000. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Results of Operations

Comparison of October 1, 2000 — December 31, 2000
                                            to
                        October 1, 1999 — December 31, 1999

Sales totaled $19,418,200 in the quarter ended December 31, 2000 compared to $19,281,400 in the quarter ended one year earlier. Sales of manufactured and distributed products increased by 2.3% in the current year compared to the same period in 1999. Service sales declined 5% in the period ended December 31, 2000 compared to the same period last year. Cost reduction efforts being undertaken by certain of the Company’s traditional customer base adversely affected service sales in the 2000 quarter. The Company has broadened its sales and marketing scope as well as its technical capabilities to enable it to serve previously unaddressed markets and offset the effects of potential cost cutting in markets it has traditionally served.

Cost of products and services sold totaled 71.8% of sales in the quarter ended December 31, 2000 compared to 83.9% of sales in the same period one year ago. The 1999 quarter included a charge in the amount of $2,600,000 recognizing the write-off of excess, slow-moving and obsolete inventory identified during that quarter. Excluding that charge, cost of products and services sold in the quarter ended December 31, 1999 totaled 70.4% of sales. The increase in costs in 2000 compared to 1999 results from higher wage and benefits costs in the Company’s service business resulting from the existing tight job market for technical personnel in the U.S. together with an increase in service related infrastructure spending necessary to maintain current and to obtain future quality certifications necessary to provide for future growth of Transmation’s service business.

Selling and administrative expenses totaled 23.3% of sales in the quarter ended December 31, 2000 compared to 28.8% of sales in the same quarter one year ago. The quarter ended December 31, 1999 included a severance charge totaling $268,000 and a larger number of direct sales personnel than does the current quarter. The quarter ended December 31, 2000 also reflects the effects of Transmation’s continuing cost containment efforts.

Research and development spending totaled 1.3% of sales in the quarter ended December 31, 2000 compared to 1.8% of sales in the same period in 1999. Transmation’s spending on research and development is considered adequate to enable the Company to remain competitive in the industry it serves.

Interest expense totaled 3.1% of sales in the quarter ended December 31, 2000 compared to 5.1% of sales in last year’s third quarter. The third quarter of last fiscal year included a charge of $350,000 relating to the Company’s failure to successfully satisfy requirements of covenants of its bank loans at that time. Interest rates have been higher throughout the period ended December 31, 2000 than they were for the same period one year ago. Despite lower average borrowings in 2000, interest expense is approximately the same (excluding the effect of the one-time bank charge) due to the effects of such rate increases. At the debt level which existed at December 31, 2000, a 1% change in interest rates would result in an approximate $260,000 annual effect on pre-tax earnings (increased or decreased) depending on whether rates increased or decreased.

Comparison of April 1, 2000 — December 31, 2000
                                            to
                        April 1, 1999 — December 31, 1999

Sales totaled $55,397,200 in the nine month period ended December 31, 2000 compared to $58,526,600 in the same period one year ago, a decrease of 5.3%. This decrease in sales resulted from lower sales to international markets, lower sales of modified meters through the Company’s MAC operation and lower sales of products distributed to customers through the Company’s Transcat division in the U.S.

Cost of products and services sold totaled 70.5% of sales in the nine months ended December 31, 2000 compared to 73.1% of sales in the nine month period ended December 31, 1999. The 1999 quarter was adversely impacted by the effect of a $2,600,000 charge relating to the write-off of excess, slow-moving and obsolete inventory identified during the quarter ended December 31, 1999. Excluding the effect of that charge, the cost of products and services sold in the nine months ended December 31, 1999 were 68.7% of sales. The increase in costs in 2000, excluding the one-time charge incurred last year, result from increased wage and benefits costs in the Company’s service business resulting from the existing tight job market for technical personnel in the U.S. together with an increase in service-related infrastructure spending necessary to maintain current and to obtain future quality certifications necessary to provide for the future growth of Transmation’s service business.

Selling and administrative expenses totaled 24.6% of sales in the nine months ended December 31, 2000 compared to 25.8% of sales in the same period last year. The 1999 period included a severance charge of $268,000 which increased such costs by .5% of sales. Reduced spending in the nine months ended December 31, 2000 also reflect the Company’s continuing cost containment efforts.

Research and development costs totaled 1.7% of sales in the nine-month period ended December 31, 2000 compared to 2.0% of sales in the nine-month period ended December 31, 1999. Transmation’s spending on research and development is considered adequate to enable the Company to remain competitive in the industry it serves.

Interest expense totaled 3.5% of sales in the nine months ended December 31, 2000 compared to 3.9% of sales for the same period in 1999. Interest charges in 1999 include a one-time charge of $350,000 incurred as the result of Transmation failing to achieve certain financial covenants relating to its Revolving Credit and Term Loan Agreement. Excluding that charge, interest expense in 1999 totaled 3.3% of sales. Throughout the period ended December 31, 2000, base interest rates have been higher than were encountered in the same period one year ago. Therefore, despite lower average borrowings in the nine-month period ended December 31, 2000 as compared to December 31,1999, total interest charges in 2000 would have been higher than those costs encountered in 1999 exclusive of the one-time charge. In the event interest rates were to fall by 1%, the Company would benefit by approximately $260,000 annually on a pre-tax basis at the borrowing level that existed at December 31, 2000. Should rates increase 1%, the negative impact on the Company would be approximately $260,000 on a pre-tax basis again assuming the borrowing level that existed at December 31, 2000.

PART II

OTHER INFORMATION

Item 3 — Defaults Upon Senior Securities

                None.

Item 4 — Submission of Matters to a Vote of Security Holders

                None.

Item 6 — Exhibits and Reports on Form 8-K

                a)   See Index to Exhibits

                b)   Reports on Form 8-K

                      No reports on Form 8-k have been filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMATION, INC.

Date 2/12/01	/s/ Robert G. Klimasewski

Robert G. Klimasewski President and CEO

Date 2/12/01	/s/ Peter J. Adamski

Peter J. Adamski Vice President, Finance and CFO

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

(a)	Fourth Amendment to Credit and Loan Agreement dated August 24, 2000 by and among Transmation, Inc., certain Lenders and Key Bank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(10)    Material Contracts.

           The documents listed under (4) are incorporated herein by reference.

(11)    Statement re Computation of Per Share Earnings.

           Computation can be clearly determined from Note 6 to the Financial Statements included herein as Item 1.

(15)    Letter re unaudited interim financial information.

           Not Applicable.

(18)    Letter re change in accounting principles.

           Not Applicable.

(19)    Report furnished to security holders.

           Not Applicable.

(22)    Published report regarding matters submitted to vote of security holders.

           Not Applicable.

(23)    Consents of Experts and Counsel.

           Not Applicable

(24)    Power of Attorney.

           Not Applicable.

(99)    Additional Exhibits.

           Not Applicable