Form 10-K
period 2001-03-31
TRANSMATION INC
filed 2001-06-29
CIK 99302

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the fiscal year ended      March 31, 2001

OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from                                                               to

Commission file number    0-3905

Transmation, Inc.

(Exact name of registrant as specified in its charter)
Ohio	16-0874418

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Vantage Point Drive, Rochester, New York	14624

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	716-352-7777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)

Common Stock $0.50 Par Value

(Title of Class)

Indicate by check mark ( X ) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes   X   or No

Indicate by check mark ( X ) if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. (    )

The aggregate market value of the voting stock held by non-affiliates of the registrant is $13,823,458 as of the close of business May 31, 2001. Market value is determined by reference to the final NASDAQ quotation of the price paid for Transmation stock as of that date.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the close of business on May 31, 2001.

Class	Number of Shares Outstanding

Common	6,073,627

Documents incorporated by reference and the part of Form 10-K into which they are incorporated are listed hereunder.

Part of Form 10-K	Document Incorporated

Part III	Registrant’s definitive Proxy Statement for Annual Meeting of Shareholders to be held on August 21, 2001

Pursuant to Rule 12b-25(b), this Form 10-K does not include the following:

1.	Item 6. Selected Financial Data

2.	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

3.	Item 8. Financial Statements and Supplementary Data.

4.	Item 14(a). Financial Statements and Financial Statement Schedules

Part I

Item 1. Business

Transmation, Inc. (the “Company” or “Transmation”), an Ohio corporation organized in 1964, is primarily engaged in the sale and distribution, development, manufacture and service of electronic instrumentation which is used principally for measurement, indication and transmission of information.

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

The principal market for Transmation’s products and services is within the process industry and is primarily directed to the petroleum refining and chemical manufacturing industries, and secondarily to the pulp and paper, gas pipeline and primary metals, pharmaceutical and fiber optics industries.

Transmation’s sales are accomplished through (i) its Transcat Distribution Division (“Transcat”) which uses both direct marketing (catalog and internet) and direct salesmen, (ii) a manufacturing subsidiary, The Products Group, which produces products primarily under the Transmation and Altek product labels, (iii) the MetersandInstruments.com subsidiary (“Meters and Instruments”), begun in July 1999, a distributor to price-sensitive customers in discrete industries having a well defined purchasing intent over the internet, and (iv) one foreign subsidiary.

Sales of test, measurement and calibration equipment and services are principally made through Transcat, which sells through a catalog distributed to existing and prospective customers, through the internet and through salespeople in selected locations in the United States and Canada. Transcat sells Transmation-manufactured products and re-sells the products of approximately two hundred fifty other manufacturers through an annual catalog, which is currently approximately 800 pages. In addition to the annual catalog, Transcat makes periodic mailings to existing and prospective customers to spur additional sales as well as to generate names for future catalog or product mailings. In fiscal 1999, Transcat introduced Transcat.com®, an Internet site containing much of Transcat’s catalog “on-line”, making on-line commerce available for Transcat’s customers.

In fiscal 2000, Transmation incorporated MetersandInstruments, also an “on-line” sales activity, to target sales to customers traditionally very well informed with respect to their product purchase requirements and also very price sensitive in their purchasing practices. In addition to its “on-line” catalog, MetersandInstruments makes periodic mailings to existing and prospective customers in both electronic and traditional formats and advertises extensively in appropriate trade publications to promote site awareness among customers and prospective customers.

In addition to catalog and internet sales, Transmation engages in direct sales of test, measurement and calibration equipment and services. The Company employs over 25 direct sales people and sales managers in Transcat. The Company also maintains one regional sales manager in China. In addition, the Company has arrangements with over 94 sales representative and distributor organizations, each employing one or more sales engineers, located in other areas of concentrated demand for Transmation’s products in the United States, Canada, the Far East, Central and South America, Australia, the Middle East and Eastern and Western Europe. These sales representatives and distributors either promote Transmation’s products on a commission basis or purchase them from Transmation at a discount and resell such products to end users.

The Company’s Transcat CalLab operations, 13 of which are Guide 25 certified and all of which are ISO 9002 registered, provide periodic calibration and repair services for customers owning instrumentation manufactured by others and by Transmation. At March 31, 2001, there were Transcat CalLab facilities in 15 locations in the United States and Canada.

The Company’s manufacturing operations, located in Rochester, New York, primarily develop, manufacture and sell electronic and pneumatic instrumentation used to calibrate and test instrumentation used primarily in the process industries. The facility has ISO 9001 registration.

The Company’s value-added operation, which customizes, modifies and repairs analog gauges, is located in Baltimore, Maryland.

Since the beginning of fiscal 1997, Transmation has expanded its business through three acquisitions and one joint venture:

Altek Acquisition

In April 1996, the Company acquired all of the stock of Altek, a manufacturer of electronic calibration equipment, for cash and notes aggregating $4.8 million, and 600,000 shares of Common Stock. As a result of this acquisition, the Company’s sales were increased by more than $5 million.

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

Metermaster Acquisition

In February 1999, the Company acquired the capital stock of Metermaster, Inc., a distributor of electronic test, measurement and calibration instrumentation and value-added provider of analog gauges, for approximately $1,000,000 in cash plus the assumption of liabilities totaling approximately $6,900,000. As the result of this acquisition, the Company has added a large base of potential new customers, added significantly to its value-added business, and acquired a presence in potentially important new market territories not formerly served by Transmation.

During 2001, Transmation, Inc. entered into a joint venture, in which it holds a 49% interest and is the managing partner, to perform calibration services in Puerto Rico. That facility, operational in May 2000, provides on-island services to customers in Puerto Rico and provides Transmation with an advantage over competitors in that region without an on-island facility when seeking new business opportunities.

Transmation’s future performance will depend substantially on its ability to manage its businesses’ operations, to respond to competitive developments, to further develop markets for its products and services, and to anticipate future customer needs and to provide solutions for customers in a timely, cost-effective manner.

The Company’s principal executive offices are located at 10 Vantage Point Drive, Rochester, New York 14624. Its telephone number is (716) 352-7777.

The following information is set forth as it is deemed material to an understanding of the business of the registrant:

Competition

The market to which the Company sells the products it manufactures is highly competitive, and the Company expects that competition will increase in the future. Failure to keep pace with rapid technological advances, which characterize the industry, could adversely affect the Company’s competitive position with respect to the products it manufactures and the way it distributes its products. In its manufacturing operation, the Company competes on the basis of price, performance, inventory availability, quality, reliability and customer service and support. To maintain its competitive position with respect to manufactured product, the Company must continue to develop new products, periodically enhance its existing products, reduce its cost of manufacturing such products, maintain the quality of its products and compete effectively in the areas described above. Although the Company believes that its products are competitive in each of the above-described areas, there can be no assurance that existing or future competitors, some of which have greater financial resources than the Company, will not introduce comparable or superior products incorporating more advanced technology at lower prices. The Company’s competitors are numerous, ranging from large corporations to many relatively small and highly specialized firms. Although no single company competes in all of the Company’s product markets, some of the major competitors which compete in the Company’s individual product markets include Fluke, a unit of Danaher, Beta (a division of Hathaway Corporation) and certain divisions of Ametek Corporation. Some of these competitors have more extensive sales, distribution, engineering, manufacturing and/or marketing capabilities and substantially greater financial, technological and personnel resources than does the Company.

The market to which the Company, through Transcat, sells products and related services is also highly competitive. Competition for sales in distribution and service is quite fragmented and ranges from large, well-financed national distributors to small local distribution organizations and service providers, as well as the manufacturers of the products themselves. Transcat competes on the basis of price, inventory availability, service quality and customer service and support. To maintain its competitive position with respect to such products and services, the Company must continually demonstrate to customers its commitment to achieving the highest level of performance possible for a distributor and compete effectively in the areas described above.

Significant Customers

There were no sales to any customer or controlled group which amounted to 10 percent or more of the Company’s consolidated net sales during the years 2001-1999, nor is the Company dependent on a single customer or a few customers, the loss of any one or more of which would have a material adverse effect on the Company.

Backlog

At the close of the fiscal year ended March 31, 2001, Transmation had a firm order backlog of approximately $2,515,000 as compared to $3,125,000 in 2000 and $2,483,000 in 1999.

It is anticipated that 100 percent of Transmation’s backlog existing on March 31, 2001 will be filled by shipments in fiscal year 2002. Transmation’s cycle of sales to delivery at the present time is 1 day to 12 weeks on all product categories. However, backlog has generally not been a significant factor in Transmation’s business.

Seasonality:

Transmation does not believe that its line of business has any significant seasonal factor.

Raw Materials

Finished products required for the Transcat division’s catalog sales are generally available from only one source per product (the manufacturer) although on occasion substitutions of product are possible. Additionally, while the raw materials and components essential to Transmation’s manufacturing business are available from a number of sources of supply, a portion of the Company’s manufacturing operations is dependent on the ability to deliver completed products, sub-assemblies or components in time to meet critical distribution and manufacturing schedules. In certain instances, important parts and components are available through fewer suppliers than Transmation deems suitable. If such suppliers should fail in deliveries, delays in Transmation’s production could result which, in turn, could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. Periodically, Transmation has experienced delays in obtaining certain parts and components or finished products. Such delays are primarily attributable to demand for parts or products and long lead times. In order to minimize such delays, Transmation has placed scheduled blanket purchase orders, has sought out alternate sources of supply, has provided vendors with greater lead time in filling such orders and has placed certain finished product in its inventory. Transmation believes that such delays have not had a material adverse effect on its business to date, although it cannot predict what affect such delays may have in the future.

Patents

The Company’s success and ability to compete depends in part upon protecting its proprietary rights in its products, its name and its trade names. There can be no assurance that the measures taken by the Company will be adequate to deter misappropriation of its products, its name and its trade names or independent third-party development of its products, or that its intellectual property rights can be successfully enforced or defended if challenged. Given the continuing development of technology, there can be no assurance that certain aspects of the Company’s products do not or will not infringe upon the existing or future proprietary rights of others or that, if licenses or rights are required to avoid infringement, such licenses or rights could be obtained on terms that would not have a material adverse effect on the Company, if at all.

It is the opinion of Management that the obtaining of patent protection is not essential to the conduct of Transmation’s business. Transmation has, however, sought patent protection for its manufactured products in certain instances and presently holds several United States patents, the most recent of which was granted in 1994; patents expire at various dates through 2012. Transmation believes that the patents obtained provide a short-term marketing benefit, particularly when marketing products against similar products produced by competitors. However, Transmation does not believe that the patents have a significant impact on its business.

Transmation has registered numerous trademarks in the United States Patent and Trademark Office, including Transcat®, Quick-Cal®, CalXpress®, Shop Access®, Auto-Check®, Cal-Plus®, Caltrak®, Pneu-Cal®, Pneu-Cal II®, Quick-Check®, Quik-Pak®, Snap Pack®, T (design)®, Techchek®, Tool Box Tools®, and Transmation®.

Research and Development

During the fiscal year ended March 31, 2001, Transmation expended approximately $1,165,953 in research and development as compared with an approximate expenditure of $1,513,077 in 2000 and $1,616,747 in 1999. The research and development costs in fiscal 2001 reflected the Company’s efforts in all of its product lines in its Products Group.

Research and development is Company sponsored. Approximately 16 of its employees and several consultants are engaged in product development. All such employees hold technical degrees.

Many of the instruments which the Company designs and manufactures are used in the petroleum refining and chemical manufacturing industries. The tolerance for error in the design, manufacture or use of these products may be small or non-existent. If an instrument designed or manufactured by the Company is found to be defective, whether due to design or manufacturing defects, improper use of the product or other reasons, the instrument may need to be recalled, possibly at the Company’s expense. Furthermore, the adverse effect of a product recall on the Company might not be limited to the cost of the recall to the Company. Recalls, especially if accompanied by unfavorable publicity or termination of customer contracts, could result in substantial costs, loss of revenues and diminution of the Company’s reputation, each of which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition. In addition, the manufacture and sale of the instruments manufactured by the Company also involves the risk of product liability claims. The Company evaluates its insurance coverage from time to time in view of developments in its business and products currently under development. Product liability insurance is expensive and, in the future, may not be available on acceptable terms, in sufficient amounts, or at all. A successful claim brought against the Company in excess of its insurance coverage or any material claim for which insurance coverage is denied or limited could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

Employees

At March 31, 2001, Transmation employed 345 persons, including 7 part time. Transmation employed 351 persons, including 3 part time, as of March 31, 2000, and at March 31, 1999, Transmation employed 418 persons, all full time. None of Transmation’s employees is subject to collective bargaining agreements.

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

Information Regarding Export Sales

Approximately 14.0 percent of Transmation’s sales in 2001 resulted from sales in foreign countries. This compares with 14.9 percent of sales in 2000 and 18.8 percent of sales in 1999. In fiscal 2001, the percentage of foreign sales achieved compared to fiscal 2000 declined primarily as the result of the U.S. dollar being stronger in terms of other currencies throughout 2001 than it was in fiscal 2000. In 2000, the percentage of foreign sales decreased compared to 1999 as the result of the acquisition of Metermaster, Inc. in February 1999. Metermaster’s business is conducted entirely in the United States. Sales in foreign countries generate relatively the same profit margins as domestic sales. During fiscal 1998, many Asian currencies weakened significantly compared to the U.S. dollar and that weakness continued throughout 2001. The Company believes the stronger U.S. dollar contributed to reduce sales in all years 1999-2001, below levels, which would otherwise have been anticipated from Asian markets. Those markets are areas of significant market potential for the Company. Management believes that continued weakness in Asian currencies will have a negative influence on our future sales to Asia although it is impossible to predict the magnitude of such impact. In addition, Transmation’s revenues are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on the Company’s business, prospects, results of operations and financial condition.

The information contained in Note 2 to the Financial Statements of this report is incorporated herein by reference.

Item 2. Properties

During 1999, Transmation sold its former facility at Mt. Read Boulevard in Rochester, New York for net proceeds totaling approximately $423,000. The operations of both its former Instrument Division manufacturing division and its Altek subsidiary were consolidated into a facility of approximately 27,000 square feet at 35 Vantage Point Drive in Rochester, New York on April 1, 1999. The lease for this space will expire in March 2009.

In addition, Transmation has leased an additional 26,000 square feet of space in Rochester. This space is being used for certain executive, administrative, sales and service purposes. The lease for this space will expire in October 2002.

Various sales office and CalLab space is leased by the Company and its subsidiary, Transmation (Canada), Inc., and is considered adequate to meet both present and future needs in those locations. (See Note 6 to the Financial Statements.)

Generally, Transmation’s present facilities are being fully utilized and are considered suitable for its current needs and there is no present requirement for significant additional space. Any expansion or change in business facilities as the result of a consolidation of manufacturing operations will be made in the future, if necessary.

Item 3. Legal Proceedings

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s Common Stock is traded in NASDAQ under the symbol TRNS. A record of actual transactions in Transmation’s stock is reflected in the following table:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2001	High	$3.13	$3.75	$2.38	$2.66

	Low	$2.09	$1.81	$0.88	$0.97

2000	High	$4.50	$3.38	$3.25	$4.00

	Low	$2.50	$2.56	$1.47	$2.25

At May 31, 2001, there were approximately 900 shareholders.

The Company has paid no cash dividends since its inception.

During fiscal 2001, the Company issued the following securities which were not registered under the Securities Act of 1933, as amended (the “Act”). Each of such issuances was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption include the recipients’ representations as to their investment intent with respect to such securities and restrictions on the transfer of such securities imposed by the Company:

(1)	On November 20, 2000, as part of the consideration authorized by the Board of Directors to compensate the Lead Director of the Board for his services theretofore rendered, the Company issued to him 952 shares of Common Stock.

(2)	The Company issued to a consultant and former executive officer of the Company, 4,577 shares of Common Stock earned by him during fiscal 2001 pursuant to a certain Employer Consultant Agreement dated January 24, 2000.

Item 9. Changes In And Disagreements With Accountants on Accounting and Financial Disclosure

None.

Part III

The information required by Items 10 through 13 is presented in the definitive proxy statement to be filed pursuant to Regulation 14A which Transmation will file within the period prescribed in connection with the annual meeting of shareholders to be held on August 21, 2001 and which is incorporated herein by reference.

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

(i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995, and Exhibit 3 (i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii) Bylaws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31,1988.

(4)	Instruments defining the rights of security holders, including indentures

Credit and Loan Agreement dated August 7, 1998 between Transmation, Inc. and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.

Second Amendment to Credit and Loan Agreement dated as of February 9, 1999 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(b) to the Registrant’s Form 8-K dated February 9, 1999.

Third Amendment to Credit and Loan Agreement dated as of June 23, 2000 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

Fourth Amendment to Credit and Loan Agreement dated as of August 24, 2000 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(9)	Voting Trust Agreement

NOT APPLICABLE

(10)	Material Contracts

The documents listed under (4) are incorporated herein by reference.

Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10 (i) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1995.

Transmation, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Exhibit 99 (b) to the Registrant’s Registration Statement on form S-8 (Registration No. 33-61665) filed on August 8, 1995.

Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99 (c) to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 33-61665) filed on August 8, 1995.

Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 99 (e) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

Amendment No. 1 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10 (i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

Amendment No. 2 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10 (a) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1996.

Amendment No. 1 to the Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10 (b) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1996.

Amendment No. 1 to Transmation, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Exhibit II to the Registrant’s Form 10-Q for the quarter ended September 30, 1996.

Amendments No. 1 and No. 2 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference to Exhibits III and IV to the Registrant’s Form 10-Q for the quarter ended September 30, 1996.

Amendment No. 2 to the Transmation, Inc. Employee’s Stock Purchase Plan is incorporated herein by reference to Exhibit V to the Registrant’s Form 10-Q for the quarter ended September 30, 1996.

Amendment No. 3 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-K for the year ended March 31, 1997.

Amendment No. 2 to the Transmation, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

Amendments No. 3 and 4 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference to Exhibit 10(j) to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

Amendment No. 3 to the Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(k) to the Registrant’s Form 10-Q for the quarter ended September 30, 1997.

Amendment No. 5 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-K for the year ended March 31, 1998.

Amendments No. 3 and 4 to the Transmation, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference to the Registrant’s definitive proxy material filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.

Amendment No. 4 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 1998 and supercedes Exhibit 10(h) to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

Amendment No. 5 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1999.

Amendment No. 6 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Appendix A to the Registrant’s 1999 Preliminary Proxy Statement which was filed in electronic format on June 21, 1999.

Amendment No. 5 to the Transmation, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Appendix B to the Registrant’s 1999 Preliminary Proxy Statement which was filed in electronic format on June 21, 1999.

Amendment No. 7 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10 (b) to the Registrant's Form 10-K for the fiscal year ended March 31, 2000.

Employment Agreement by and between Transmation, Inc. and Robert G. Klimasewski dated as of April 1, 2000 is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

Amendment No. 6 to the Transmation, Inc. Directors’ Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2000.

(a) Amendment No. 8 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is included herein as Exhibit 10(a).

(b) Employment Agreement dated as of January 29, 2001 by and between Transmation, Inc. and Peter J. Adamski is included herein as Exhibit 10(b).

	(11)	Statement re Computation of Per Share Earnings

Computation can be clearly determined from Note 8 to the Financial Statements included herein at Item 8.

	(12)	Statements re Computation of Ratios

NOT APPLICABLE

	(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders

NOT APPLICABLE

	(16)	Letter re Change in Certifying Accountant

NOT APPLICABLE

	(18)	Letter re Change in Accounting Principles

NOT APPLICABLE

	(21)	Subsidiaries of Registrant

Subsidiaries of the Registrant are included herein as Exhibit 21.

	(22)	Published Report Regarding Matters Submitted to Vote of Security Holders

NOT APPLICABLE

	(23)	Consents of Experts and Counsel

Consent of PricewaterhouseCoopers LLP will be filed by amendment.

	(24)	Power of Attorney

NOT APPLICABLE

	(99)	Additional Exhibits

NOT APPLICABLE

(b)	Report on Form 8-K dated February 1, 2000 was filed during the last quarter of the period covered by this report reporting on Item 5 Other Events and Regulation FD Disclosure.

(c)	See (a) 3. above.

(d)	(1)	NOT APPLICABLE

	(2)	NOT APPLICABLE

	(3)	See Item 8

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMATION, INC.

By:	/s/ Robert G. Klimasewski	By:	/s/ Cornelius J. Murphy

	Robert G. Klimasewski, President & Chief Executive Officer (Principle Executive Officer)		Cornelius J. Murphy, Chairman of the Board of Directors

Date:	6/29/01	Date:	6/29/01

By:	/s/ Angelo J. Chiarella	By:	/s/ Francis R. Bradley

	Angelo J. Chiarella, Director		Francis R. Bradley, Director

Date:	6/29/01	Date:	6/29/01

By:	/s/ E. Lee Garelick	By:	/s/ Harvey J. Palmer

	E. Lee Garelick, Director		Dr. Harvey J. Palmer, Director

Date:	6/29/01	Date:	6/29/01

By:	/s/ Nancy D. Hessler	By:	/s/ Carl E. Sassano

	Nancy D. Hessler, Director		Carl E. Sassano, Director

Date:	6/29/01	Date:	6/29/01

By:	/s/ Peter J. Adamski	By:	/s/ Paul D. Moore,

	Peter J. Adamski, Vice President Finance & CFO		Paul D. Moore, Director
(Principle Financial Officer and Principle Accounting Officer)

Date:	6/29/01	Date:	6/29/01