Form 10-K/A
period 2001-03-31
TRANSMATION INC
filed 2001-07-13
CIK 99302

The following items were the subject of a Form 12b-25 and are included herein: Item 6, Item 7, Item 8.

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

Item 6. Selected Financial Data

Transmation, Inc.
Selected Financial Data

	Year Ended March 31,

	2001	2000	1999	1998	1997

Net Sales	$75,568,538	$79,968,749	$70,873,287	$79,517,898	$47,311,224

Operating Income	$2,951,580	$121,389	$3,756,122	$4,187,289	$3,435,961

Net Income (Loss)	513,142	$(2,490,110)	$1,049,101	$997,971	$2,059,736

Income (Loss) Per Share – Basic	$.09	$(.42)	$.18	$.17	$.37

Income (Loss) Per Share – Diluted	$.09	$(.42)	$.17	$.16	$.35

Total Assets	$47,721,666	$52,358,728	$57,295,584	$51,875,214	$25,858,358

Long-Term Debt	$21,223,607	$26,693,400	$26,166,900	$21,752,922	$6,000,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Increases (Decreases) in Consolidated Operating Results Compared to Prior Year.

	$000

	2001		2000

	Change from		Change from
	Prior Year	%	Prior Year	%

Net Sales	$(4,400)	(6)	$9,095	13

Costs and Expenses:

Cost of Products Sold	(5,708)	(10)	10,018	21

Selling and Administrative Expenses	(1,175)	(6)	2,816	16

Research and Development Costs	(347)	(23)	(104)	(6)

Interest Expense	(408)	(14)	714	32

Income from Operations	3,238	115	(4,349)	(282)

Other Income			(246)	(100)

Income (Loss) Before Income Taxes	3,238	115	(4,595)	(257)

Provision for Income Taxes	(235)	(74)	1,056	143

Net Income (Loss)	$3,003	121	$(3,539)	(337)

Earnings (Loss) Per Share – Diluted	$.51	121	$(.59)	(347)

Net Sales

The 6% decrease in net sales in 2001 compared to 2000 is primarily attributable to lower demand for the Company’s products and services from international markets as the result of the strong U.S. dollar compared to international currencies, lower sales of modified meters in 2001 compared to 2000 when Transmation was able to reduce backlogs for such products which had built up for Metermaster prior to its acquisition by Transmation and reduced customer purchasing activity in the U.S. as the result of the weakening of the U.S. economy throughout fiscal 2001.

The 13% increase in net sales in 2000 compared to 1999 is primarily attributable to the acquisition of Metermaster by Transmation in February 1999.

Cost of Product Sold

Cost of product sold decreased by $5,708,000, or 10%, in 2001 compared to fiscal 2000. The decrease in fiscal 2001 is the result of lower sales volumes in fiscal 2001 compared to fiscal 2000 combined with there being no write down of excess and obsolete inventories such as occurred in fiscal 2000 when approximately $2,600,000 of such inventories were written off.

Cost of product sold increased by $10,124,000, or 21%, in 2000 compared to 1999. During 2000, the Company identified $2,600,000 of excess and slow-moving inventory within its Transcat Division. This accumulation of unusable inventory resulted from overly aggressive sales forecasting and the failure to properly take advantage of vendor restocking policies on a timely basis. The Company has implemented procedures which should reduce its exposure to future inventory writedowns resulting from such occurrences. Additionally in 2000, the Company began its MetersandInstruments.com subsidiary. This subsidiary sells products to customers over the World Wide Web at discounts to prices otherwise available in the marketplace. Discounts offered through this sales channel reduce margins the Company would otherwise achieve. Further, in 2000, the Company sold proportionately more lower margin distribution product than in 1999 also causing further erosion of the Company’s gross margin compared to 1999.

Selling and Administrative Expenses

Selling and administrative expenses decreased by $1,175,000 in fiscal 2001 compared to fiscal 2000. Fiscal 2001 benefited from reduced severance charges of approximately $384,000 and lower charges to bad debts compared to fiscal 2000 of approximately

$150,000. Additionally, the Company sought to reduce selling and administrative costs as much as possible in fiscal 2001 achieving, in total, an additional $641,000 of such reductions in fiscal 2001 compared to 2000.

Selling and administrative expenses increased by 15% in 2000 compared to 1999. In addition to increases which resulted from higher sales volumes, one-time charges including $468,000 for severance payments and a $150,000 charge to increase the reserve for bad debts are included in the 2000 amounts. Exclusive of those one-time charges, selling and administrative costs increased by 11.7% in 2000, a rate somewhat lower than the rate of sales increases achieved in 2000.

Research and Development

Research and development costs decreased by 23% in 2001 compared to 2000 and by 6% in 2000 compared to 1999. Spending in the Company’s research and development effort is considered appropriate to enable the Company to maintain its competitive position in the marketplace.

Interest Expense

Interest expense decreased by 14% in fiscal 2001 compared to fiscal 2000. In fiscal 2000, lenders imposed a significant interest charge on Transmation due to its failure to comply with certain financial covenants required by its borrowing agreement. No such charge was incurred in fiscal 2001. Additionally, despite significantly higher interest rates in effect in fiscal 2001 compared to fiscal 2000, because Transmation was able to reduce its bank debt by nearly $4,200,000 in fiscal 2001, interest charges incurred were lower than would have resulted had the debt repayments not been accomplished.

Interest expense increased by 32% in 2000 compared to 1999. This increase is the result of higher rates and higher average borrowings in 2000 compared to 1999 combined with a charge imposed by Transmation’s lenders during the third quarter of fiscal 2000 due to Transmation’s failure to comply with certain financial covenants of its borrowing agreement, which failures were waived by the lenders as of March 31, 2000.

Other Income

There was no other income in 2001 or 2000.

Other income in 1999 is comprised of the profit realized on the sale of the Company’s former manufacturing facility in Rochester, New York. The Company consolidated both of its manufacturing operations into a single location on April 1, 1999.

Income Taxes

The Company’s effective income tax benefit for fiscal 2001 is 19.7% compared to an income tax benefit of 11.4% in fiscal 2000. The Company’s effective income tax benefit in 2000 was 11.4% compared to an effective tax rate of 41.3% on pre-tax profits in 1999. The tax benefits recognized in both fiscal 2001 and fiscal 2000 result from the utilization of net operating losses and the reversal of valuation allowances.

Impact of Inflation

The effects of inflation have not been significant to Transmation during 2001-1999 because inflation rates have been relatively low.

Liquidity and Capital Resources:

Cash Flows

	$000

	2001	2000	1999

Cash Provided (used) by:

Operating Activities	$5,126	$293	$4,642

Investing Activities	$(1,270)	$(1,491)	$(2,768)

Financing Activities	$(4,014)	$1,355	$(2,165)

Operating Activities

Net cash from operations totaled $5,126,000 in fiscal 2001 and increase of $4,833,000 compared to fiscal 2000. The primary reasons for the increase in cash provided from operations in fiscal 2001 compared to fiscal 2000 was the net profit of $513,000 achieved in fiscal 2001 compared to the net loss of $2,490,000 recorded in fiscal 2000 combined with reductions in trade accounts payable of only $474,000 in fiscal 2001 compared to reductions in trade accounts payable which totaled $4,588,000 in fiscal 2000 when Transmation liquidated payables which were acquired as the result of the Company’s Metermaster acquisition.

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

Investing Activities

Cash used in investing activities totaled $1,270,000 in fiscal 2001 compared to $1,491,000 in fiscal 2000.

Cash used in investing activities totaled $1,491,000 in 2000 compared to $2,768,000 in 1999. The Company received a return of deposits totaling $457,000 relating to its purchase of Metermaster, Inc. in 1999. Capital assets acquired totaled $1,270,000 in 2001, $1,949,000 in 2000 and $1,702,000 in 1999.

There are no material commitments for capital expenditures in fiscal 2002 as of this date.

Financing Activities

In 2001, the Company reduced its debt by $4,190,000. Term debt was reduced by $2,700,000 and amounts borrowed under the Revolving Credit were reduced by $1,490,000. The Company received $176,000 from the issuance of stock under its director’s stock plan in 2001.

In 2000, the Company increased its debt by $1,027,000. Term debt was reduced by $2,200,000 in 2000 using proceeds from its available line of credit which increased by $3,227,000 in 2000. The Company received $329,000 from the issuance of stock under its stock option, directors’ stock plan and stock purchase programs in 2000.

New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in the first quarter of fiscal 2002. The adoption of SFAS No. 133 will not have a material effect on the financial position or operations of the Company.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company adopted SAB No. 101 effective in the fourth quarter of fiscal 2001 and there was no impact on its results of operations and financial position.

Forward-looking Statements

This Report may contain forward-looking statements based on current expectations, estimates and projections about Transmation’s industry, management’s beliefs and assumptions made by management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. Transmation undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to changes in interest rates results from investing and borrowing activities. At March 31, 2001, the Company has no interest rate swap agreements in place which would limit its exposure to upward movements in interest rates. In the event interest rates were to move up by 1%, interest expense would increase by approximately $252,000 compared to that which would result if rates were to be constant and at rates which existed at March 31, 2001. If rates were to fall by 1% from those which existed at March 31, 2001, the Company’s interest expense would fall by approximately $252,000 in the upcoming year assuming average borrowing levels remained constant from year to year.

More than 92% of the Company’s sales are denominated in U.S. dollars. The remainder of the Company’s sales are denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact the Company’s revenues by less than 1%. The Company monitors the relationship between the U.S. and Canadian currencies on a continuous basis and adjusts sales prices for products and services sold in Canadian dollars as appropriate to safeguard the profitability of sales recorded in Canadian dollars.

Item 8. Financial Statements and Supplementary Data

Transmation, Inc.
Index to Financial Statements

Document	Page

Report of Independent Accountants	13

Consolidated Balance Sheet – As of March 31, 2001, 2000	14

Consolidated Statement of Operations – For the years ended March 31, 2001, 2000, 1999	15

Consolidated Statement of Cash Flows – For the years ended March 31, 2001, 2000, 1999	16

Consolidated Statement of Stockholders’ Equity – For the years ended March 31, 2001, 2000, 1999	17

Notes to Consolidated Financial Statements	18

Schedule II – Valuation and Qualifying Accounts – For the years ended March 31, 2001, 2000, 1999	29

All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto

Report of Independent Accountants

To the Stockholders of Transmation, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transmation, Inc. and its subsidiaries at March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York
May 11, 2001, except for the third paragraph of Note 5, which is as of July 13, 2001

Transmation, Inc.
Consolidated Balance Sheet

	March 31, 2001	March 31, 2000

ASSETS:

Current Assets:

Cash	$176,834	$508,453

Accounts Receivable, less allowance for doubtful accounts of $355,700 in 2001, and $363,500 in 2000	10,752,232	11,635,069

Inventories	8,398,934	8,834,612

Income Taxes Receivable	858,724	963,343

Prepaid Expenses and Deferred Charges	1,037,887	1,577,413

Deferred Tax Assets	411,286	582,427

Current Assets	21,635,897	24,101,317

Properties, at cost, less accumulated depreciation	5,746,506	6,542,814

Goodwill, less accumulated amortization of $4,965,517 in 2001 and $3,726,805 in 2000	19,915,691	21,245,824

Deferred Charges	130,469	185,379

Other Assets	293,103	283,394

	$47,721,666	$52,358,728

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:

Current Portion of Long-Term Debt	$3,980,000	$2,700,000

Accounts Payable	6,630,082	7,103,734

Accrued Payrolls, Commissions and Other	1,960,131	2,418,299

Current Liabilities	12,570,213	12,222,033

Long-Term Debt	21,223,607	26,693,400

Deferred Compensation	293,830	360,108

Deferred Tax Liabilities	304,668	269,480

	34,392,318	39,545,021

Stockholders’ Equity

Common Stock, par value $.50 per share – Authorized – 30,000,000 shares	3,094,477	3,050,159

Capital in Excess of Par Value	2,957,854	2,826,208

Accumulated Other Comprehensive Income	(305,160)	(131,695)

Retained Earnings	8,035,492	7,522,350

	13,782,663	13,267,022

Treasury Stock, at cost, 119,358 shares in 2001 and 2000	(453,315)	(453,315)

	13,329,348	12,813,707

	$47,721,666	$52,358,728

See Notes to Consolidated Financial Statements

Transmation, Inc.
Consolidated Statement of Operations

	For the Years Ending March 31,

	2001	2000	1999

Sales:

Product Sales	$58,212,220	$62,491,171	$54,094,328

Service Sales	17,356,318	17,477,578	16,778,959

Net Sales	75,568,538	79,968,749	70,873,287

Costs and Expenses:

Cost of Product Sold	39,266,567	46,377,148	36,890,625

Cost of Services Sold	13,263,312	11,860,808	11,329,015

Selling and Administrative Expenses	18,921,126	20,096,327	17,280,778

Research and Development Costs	1,165,953	1,513,077	1,616,747
Interest Expense	2,522,838	2,930,499	2,216,262

Total Costs and Expenses	75,139,796	82,777,859	69,333,427

	428,742	(2,809,110)	1,539,860
Other Income, Gain on Sale of Land			246,341

Income (Loss) Before Taxes	428,742	(2,809,110)	1,786,201

(Benefit) Provision for Income Taxes	(84,400)	(319,000)	737,100

Net Income (Loss)	$513,142	$(2,490,110)	$1,049,101

Net Income (Loss) Per Share – Basic	$.09	$(.42)	$.18

Net Income (Loss) Per Share – Diluted	$.09	$(.42)	$.17

See Notes to Consolidated Financial Statements

Transmation, Inc.
Consolidated Statement of Cash Flows

	For the Years Ending March 31,

	2001	2000	1999

Cash Flows from Operating Activities

Net Income (Loss)	$513,142	$(2,490,110)	$1,049,101

Adjustments to reconcile net income to net cash provided from operating activities:

Depreciation and Amortization	4,546,227	4,807,518	3,057,424

Increase in CSV of Life Insurance Policies	(9,709)	(20,596)	(9,285)

Provision for Losses on Accounts Receivable	(7,800)	(185,500)	(108,000)

Deferred Income Taxes	206,329	(106,000)	782,982

Provision for Losses on Inventories		2,690,318	257,624

Gain on Sale of Land, Net			(246,341)

Changes in Assets and Liabilities

Accounts Receivable	890,637	1,851,587	1,667,477

Inventories	435,678	242,704	(758,078)

Prepaid Expenses and Deferred Charges	(646,384)	(967,908)	(398,607)

Other Assets	123,230

Accounts Payable	(473,652)	(4,588,072)	757,001

Other Liabilities	(366,747)	(132,628)	(723,835)

Income Taxes Receivable/Payable	104,619	(737,087)	(606,657)

Deferred Compensation	(66,278)	(71,501)	(78,372)

Net Cash Provided by Operating Activities	5,249,292	292,725	4,642,434

Cash Flows from Investing Activities:

Proceeds from Sales of Land, Net			423,000

Purchase of Metermaster, Inc.		457,487	(1,488,553)

Purchase of Properties	(1,393,617)	(1,948,698)	(1,702,397)

Net Cash used in Investing Activities	(1,393,617)	(1,491,211)	(2,767,950)

Cash Flows from Financing Activities:

Purchase of Treasury Shares			(453,315)

(Decrease) Increase in Notes Payable			(2,500,000)

Repayment of Long-Term Debt	(2,700,000)	(2,200,000)	(1,264,000)

Revolving Line of Credit, Net	(1,489,793)	3,226,500	(5,780,266)

Issuance of Common Stock	175,964	328,941	404,838

Proceeds from Long-Term Debt			7,428,000

Net Cash (Used) Provided By Financing Activities	(4,013,829)	1,355,441	(2,164,743)

Effect of Exchange Rates on Cash	(173,465)	68,873	(79,780)

Net Increase (Decrease) in Cash	(331,619)	225,828	(370,039)

Cash at Beginning of Period	508,453	282,625	652,664

Cash at End of Period	$176,834	$508,453	$282,625

Cash Paid for Interest and Income Taxes is as follows:

Interest Paid	$2,682,534	$2,961,025	$2,269,866

Taxes (Refunded) Paid	$(109,753)	$293,502	$642,094

Supplemental Schedules of Non-Cash Activities

Liabilities Assumed from Acquisitions			$6,895,398

Adjustments to Goodwill	$91,421

Non-Cash Contributions to Joint Venture	$123,230

See Notes to Consolidated Financial Statements

Transmation, Inc.
Consolidated Statement of Stockholders’ Equity

	Number
	of Shares
	of $.50				Accumu-
	Par Value				lated Other
	Common	Common			Compre-
	Stock	Stock Issued	Capital in		hensive
	Out-	and	Excess of	Retained	(Loss)	Treasury
	standing	Outstanding	Par Value	Earnings	Income	Stock	Total

Balance March 31, 1998	5,830,942	$2,915,471	$2,227,117	$8,963,359	$(120,788)		$13,985,159

Components of Comprehensive Income:

Net Income				1,049,101			1,049,101

Currency Translation					(79,780)		(79,780)

Total Comprehensive
Income							969,321
Issuance of Stock	101,800	50,900	353,938				404,838

Share Re-purchase						$(453,315)	(453,315)

Balance March 31, 1999	5,932,742	2,966,371	2,581,055	10,012,460	(200,568)	(453,315)	14,906,003

Components of Comprehensive Loss:

Net Loss				(2,490,110)			(2,490,110)

Currency Translation					68,873		68,873

Total Comprehensive
Loss							(2,421,237)
Issuance of Stock	167,576	83,788	245,153				328,941

Balance, March 31, 2000	6,100,318	3,050,159	2,826,208	7,522,350	(131,695)	(453,315)	12,813,707

Components of Comprehensive Income:

Net Income				513,142			513,142

Currency Translation					(173,465)		(173,465)

Total Comprehensive
Income							339,677
Issuance of Stock	88,636	44,318	131,646				175,964

Balance, March 31, 2001	6,188,954	$3,094,477	$2,957,854	$8,035,492	$(305,160)	$(453,315)	$13,329,348

See Notes to Consolidated Financial Statements

Transmation, Inc.
Notes to Financial Statements – March 31, 2001, 2000 and 1999

Note 1 – Summary of Significant Accounting Policies

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Description of Business

Transmation, Inc. (Transmation or the Company) is primarily engaged in the sale and distribution, development, manufacture and service of electronic instrumentation which is used principally for measurement, indication and transmission of information.

Principles of Consolidation

The financial statements include the accounts of wholly owned subsidiaries. Investments in affiliates are recorded on the equity method due to Transmation, Inc.’s inability to exercise effective control. All intercompany transactions have been eliminated.

Revenue Recognition

Revenue is recognized at the time products are shipped or service is performed. The Company provides an allowance for returns based upon historical and estimated return rates.

Foreign Operations

The accounts of Transmation’s foreign subsidiaries are maintained in the local currency of the countries in which they operate and have been translated to U.S. dollars in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 52. Accordingly, accounts representing assets and liabilities, except for long-term intercompany and equity accounts, have been translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of subsidiaries’ balance sheets into U.S. dollars are recorded directly to the accumulated comprehensive income component of stockholders’ equity. Currency gains and losses on business transactions are included in net income. In 2001 and 1999, transaction losses totaled $79,884 and $53,965 respectively. In 2000, transaction gains totaled $32,485.

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

Deferred Catalog Costs

Transmation amortizes the cost of each major catalog it mails over that catalog’s estimated productive life. The Company reviews response results from its catalog mailings on a continuous basis. If response results indicate that Transmation should adjust its amortization period from that originally established, such adjustment will be made. Deferred catalog costs totaled $653,062 at March 31, 2001 and $1,093,395 at March 31, 2000. Catalog costs expensed in 2001, 2000 and 1999 were $1,177,682, $1,202,561 and $1,369,244 respectively.

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

Stock Options

The Company follows the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, to account for its stock option and warrant activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB 25, no compensation expense is recorded. The Company follows the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

Comprehensive Income

The Company reports Comprehensive Income under SFAS 130. Other comprehensive income is comprised of net income (loss) and currency translation adjustments.

Reclassification of Amounts

Certain prior year balances have been reclassified to conform with current year presentation with no effect on the Consolidated Balance Sheet or on the Consolidated Statement of Operations.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company must adopt SFAS No. 133 in the first quarter of fiscal 2002. Management does not believe the adoption of SFAS No. 133 will have a material effect on the financial position or operations of the Company.

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB No. 101 provides additional guidance on revenue recognition as well as criteria for when revenue is generally realized and earned. The Company adopted SAB No. 101 effective in the fourth quarter of fiscal 2001 and there was no impact on its results of operations and financial position.

Note 2 – Business Segments

In fiscal 2001, the Company re-evaluated its operations and determined that it consists of two reportable segments, Product Sales and Service Sales. Both segments sell primarily to one basic industry, the process industry. The Company evaluates performance and allocates resources based on gross profit. The accounting policies of the reportable segments are the same as those described in Note 1. There are no intersegment sales.

	2001	2000	1999

Segment Sales

Product	$58,212,220	$62,491,171	$54,094,328

Service	17,356,318	17,477,578	16,778,959

Total Consolidated Net Sales	$75,568,538	$79,968,749	$70,873,287

Operating Income

Product	$18,945,653	$16,114,023	$17,203,703

Service	4,093,006	5,616,770	5,449,944

	23,038,659	21,730,793	22,653,647

Unallocated Amounts

Selling and Administrative Expenses	(18,921,126)	(20,096,327)	(17,280,778)

Research and Development Costs	(1,165,953)	(1,513,077)	(1,616,747)

Interest Expense	(2,522,838)	(2,930,499)	(2,216,262)

Other			246,341

Income (Loss) Before Taxes	$428,742	$(2,809,110)	$1,786,201

Assets

Product	$10,229,369	$11,474,547	$14,444,535

Service	3,307,701	3,572,645	4,224,816

	13,537,070	15,047,192	18,669,351

Unallocated Amounts

Cash	176,834	508,343	282,625

Accounts Receivable	10,752,232	11,635,069	13,301,156

Income Tax Receivable	858,724	963,343	371,673

Prepaid Expenses and Deferred Charges	515,292	768,092	1,008,432

Deferred Taxes	411,286	582,427	323,172

Properties	1,261,434	1,325,044	1,337,521

Goodwill	19,915,691	21,245,824	21,738,856

Other Assets	293,103	283,394	262,798

Consolidated Total Assets	$47,721,666	$52,358,728	$57,295,584

Depreciation and Amortization Expenses

Product	$1,717,475	$2,084,545	$1,688,505

Service	1,040,537	1,093,453	980,124

Unallocated	1,788,215	1,629,520	388,795

Total	$4,546,227	$4,807,518	$3,057,424

Capital Expenditures

Product	$338,240	$901,654	$871,799

Service	783,668	435,544	1,104,722

Unallocated	271,709	611,500	(274,124)

Total	$1,393,617	$1,948,698	$1,702,397

	2001	2000	1999

Geographic Areas

Net Sales to Unaffiliated Customers (1)

United States	$69,951,615	$74,058,449	$65,761,064

Canada	5,616,923	5,910,300	5,112,223

	$75,568,538	$79,968,749	$70,873,287

Long-Lived Assets

United States	$5,647,321	$6,452,241	$6,754,375

Canada	99,185	90,573	131,856

	$5,746,506	$6,542,814	$6,886,231

(1)	Net sales are attributed to the countries based on the location of the subsidiary making the sale.

Note 3 – Inventories

The major classifications of inventory are as follows:

	March 31,

	2001	2000

Raw Materials and Purchased Parts	3,561,321	$3,900,063

Work in Process	497,132	612,554

Finished Products	5,253,235	6,493,767

	9,311,688	11,006,384

Less – Inventory Reserve	(912,754)	(2,171,772)

	$8,398,934	$8,834,612

Note 4 – Properties

The major classification of properties is as follows:

	March 31,

	2001	2000

Machinery, Equipment and Software	$11,884,657	$11,448,528

Tools, Dies and Molds	1,240,086	959,303

Furniture and Fixtures	1,471,657	1,459,215

Leasehold Improvements	537,955	404,973

	15,134,355	14,272,019

Less – Accumulated Depreciation and Amortization	(9,387,849)	(7,729,205)

	$5,746,506	$6,542,814

Useful lives are estimated to be 5 to 10 years for machinery, equipment and software, 3 years for tools, dies and molds, and 5 to 10 years for furniture and fixtures. Leasehold improvements are amortized over the terms of the related leases.

Depreciation expenses totaled $2,066,695 in 2001, $2,254,615 in 2000, and $1,873,673 in 1999.

Note 5 – Long-Term Debt

At March 31, 2001, the Company has a $31,100,000 Revolving Credit and Term Loan Agreement with banks dated August 8, 1998 amended most recently on August 24, 2000 which extends through June 1, 2007. At March 31, 2001, $16,100,000 was borrowed under term loans. The term loans require annual repayments for the next five years, as follows:

April 1, 2001 – March 31, 2002	$3,980,000

April 1, 2002 – March 31, 2003	$3,980,000

April 1, 2003 – March 31, 2004	$3,980,000

April 1, 2004 – March 31, 2005	$1,280,000

April 1, 2005 – March 31, 2006	$1,280,000

Interest is payable on a formula basis, at the Company’s option, at rates above prime or above LIBOR determined on the basis of Company performance as determined by its leverage ratio. On March 31, 2001, interest to be paid under Term Loans was 2.50% to 3.25% above LIBOR or .50% to 1.00% above the bank’s prime lending rate.

At March 31, 2001, $9,103,607 was borrowed under the Revolving Credit Portion of the Company’s credit facility. On July 13, 2001, the Company completed negotiations to extend the term of the Revolving Credit Facility, and it will now expire in August 2002. Maximum borrowings under the Revolving Credit Facility are based on the level of the Company’s eligible accounts receivable and inventory, and cannot exceed $12,500,000. Interest payable under the Revolving Credit Facility is initially .75% above the bank’s prime lending rate, and is subject to adjustment starting in December 2001 to an amount which is dependent on the Company’s level of debt.

The revolving credit and term loan agreement contains, among other provisions, requirements to maintain minimum levels of net worth, to meet minimum fixed charge coverage ratios and leverage ratios throughout the term of the loans.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to its lenders an annual commitment fee from .125% to .25%, depending on performance of the Company, of the unused portion of the Lenders’ Revolving Credit Committed Amount. The fee is payable quarterly and total commitment fees paid under any unused lines of credit under Revolving Credit Agreements were immaterial in all years 1999-2001. The Company also paid a closing fee in the amount of $130,000 in conjunction with the Revolving Credit and Term Loan Facility and the amendment thereto; fees are being amortized over the term of the loans.

At March 31, 2001, the Company was in compliance with all provisions of its loan agreement.

Note 6 – Leases

The Company has operating leases under renewable agreements covering sales office and manufacturing space. At March 31, 2001, minimum future rental payments due under such leases for space which had an initial non-cancelable term in excess of one year were $3,464,121 due in monthly installments. Amounts due under these leases are as follows:

2002	$1,066,036

2003	$839,340

2004	$436,275

2005	$292,333

2006	$239,849

Thereafter	$590,288

Total rental expense under these leases was $1,068,801 in 2001, $861,672 in 2000 and $842,371 in 1999.

Note 7 – Stockholders’ Equity

In August 1993, an incentive Stock Option Plan was adopted. This plan was amended and restated in August 1995, 1996, and 1997. Options are available to be granted to employees under the 1993 Plan at prices not less than fair market value at the date of grant and are exercisable in annual installments beginning at the date of grant and expiring up to ten years later.

The following table summarizes the transactions under the plans during 2001, 2000 and 1999:

	2001		2000		1999

	No. of	Weighted Average	No. of	Weighted Average	No. of	Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Beginning of Year	1,457,792	$4.44	1,607,081	$4.26	1,620,990	$4.58

Add (Deduct)

Granted	317,640	2.16	346,540	2.96	300,711	4.57

Exercised			(153,502)	2.13	(38,330)	2.45

Canceled	(353,964)	$4.24	(342,327)	2.80	(276,290)	6.72

End of Year	1,421,46	$3.99	1,457,792	$4.44	1,607,081	$4.26

Exercisable, End of Year	799,414	$4.85	569,303	$4.80	667,592	$3.21

Available, End of Year	455,640		359,306		163,519

The following options were outstanding or exercisable as of March 31, 2001:

	Options Outstanding			Options Exercisable

	No. of	Weighted Average Remaining	Weighted Average	No. of	Weighted Average
	Shares	Contractual Life	Exercise Price	Shares	Exercise Price

Range of Exercise Prices:

$1.78–$3.13	578,280	4.14 years	$2.36	51,780	$2.42

$3.25–$3.79	184,808	2.13 years	$3.69	108,804	$3.62

$4.19–$4.75	394,160	.89 years	$4.62	391,040	$4.61

$5.25–$9.25	263,220	1.15 years	$6.81	247,790	$6.77

On August 21, 1983, shareholders approved the Directors’ Warrant Plan. This Plan was amended and restated in August 1995. The Plan provides that warrants may be granted to non-employee directors of Transmation to purchase in the aggregate not more than 200,000 shares of the Company’s common stock. The purchase price for shares issued under the Directors’ Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors’ Warrant Plan is as follows:

	No. of Shares	Range of Warrant Prices

Balance, 3/31/98	64,000	$3.25–$7.88

Granted During 1999	24,000	3.75

Balance, 3/31/99	88,000	3.25–7.88

Granted During 2000	24,000	3.06

Canceled During 2000	(16,000)	3.75–7.88

Balance, 3/31/2000	96,000	3.06–7.88

Granted During 2001	28,000	2.91

Cancelled and Expired During 2001	(36,000)	2.91–7.88

Balance, 3/31/2001	88,000	$2.91–$7.88

The Board of Directors of the Company has also granted the following non-qualified stock options to certain officers of the Company. All of such options were granted at the fair market value at the date of the grant, are exercisable in equal annual installments beginning at the date of the grant, and expire five years after issuance:

No. of Shares	Grant Price	Date of Grant

47,900	$3.13	8/15/95

25,000	$3.79	10/28/98

Proforma information regarding net (loss) income and net (loss) income per share is required by SFAS 123 and it has been determined as if the Company had accounted for options and warrants under the fair value method. To calculate the fair value of the options and warrants awarded, the Company elected to use the Black-Scholes pricing model which produced a weighted average fair value of options granted of $1.36, $1.68 and $2.33 in 2001, 2000 and 1999 respectively.

The following assumptions were used in the pricing model: a weighted average expected option life of five years; an annualized volatility rate of 73.9% for 2001, 58.8% for 2000, and 51.1% for 1999; a weighted average risk-free rate of return of 5.61% in 2001, 6.14% in 2000, and 5.35% in 1999; and no dividends in any year. The Company elected to account for terminations when they occur rather than include an attrition factor into its model.

Proforma (loss) earnings and (loss) earnings per share are as follows:

	2001	2000	1999

Pro Forma

Net (Loss) Income	$(29,761)	$(2,993,935)	$246,754

(Loss) Earnings Per Share

Basic	$(.00)	$(.50)	$.04

Diluted	$(.00)	$(.50)	$.04

The effect of applying SFAS 123 in the current year is not representative of the effect on income for future years since each subsequent year will reflect expense for additional years’ vesting.

Note 8 – Net Earnings Per Share

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

The table below summarizes the amounts used to calculate basic and diluted earnings per share:

	2001			2000			1999

		Average			Average			Average
		Out-			Out-			Out-
	Net	standing	Per	Net	standing	Per	Net	standing	Per
	Earnings	Shares	Share	(Loss)	Shares	Share	Earnings	Shares	Share

Basic Earnings (Loss) Per Share	$513,142	6,029,920	$.09	$(2,490,110)	5,882,842	$(.42)	$1,049,101	5,847,077	$.18

Effect of Dilutive Options & Warrants		126						284,135	(.01)

Diluted Earnings (Loss) Per Share	$513,142	6,030,046	$.09	$(2,490,110)	5,882,842	$(.42)	$1,049,101	6,131,212	$.17

Certain anti-dilutive outstanding stock options and warrants were excluded from the calculation of average shares outstanding in 2001, 2000 and 1999 since their exercise prices exceeded the average market price of common shares during the period. Those years and their associated exercise prices are also summarized below. The options and warrants expire at various times between 2002 and 2006.

	Number of Options and Warrants	Exercise Price

2001	1,433,648	$1.94–$9.25

2000	1,476,692	$2.13–$9.25

1999	905,700	$4.63–$9.25

Note 9 – Income Taxes

The provisions for income taxes determined in accordance with SFAS 109 for the years ended March 31, 2001, 2000 and 1999 are comprised of:

2001	Current	Deferred	Total

Federal	$(331,829)	$159,329	$(172,500)

State	10,000	47,000	57,000

Foreign	31,100		31,100

	$(290,729)	$206,329	$(84,400)

2000	Current	Deferred	Total

Federal	$(306,000)	$(95,400)	$(401,400)

State	65,000	(10,600)	54,400

Foreign	28,000		28,000

	$(213,000)	$(106,000)	$(319,000)

1999	Current	Deferred	Total

Federal	$(159,900)	$542,900	$383,000

State	(40,300)	68,100	27,800

Foreign	326,300		326,300

	$126,100	$611,000	$737,100

The following is a reconciliation of the “expected” federal income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the statement of income:

	2001	2000	1999

Computed “Expected”

Federal Income Tax	$145,700	$(955,100)	$607,300

State Income Taxes	15,150	55,400	32,900

Foreign Sales Corporation	(38,400)		(78,800)

Book Expense not

Deductible for Taxes	90,650	141,000	99,700

Foreign Taxes	2,500	9,000	64,300

Valuation Allowance	(300,000)	450,000

R&D Credit			(30,800)

Other, Net		(19,300)	42,500

	$(84,400)	$(319,000)	$737,100

The components of net deferred tax assets are as follows:

	2001	2000	1999

Deferred Tax Assets:

Foreign Net Operating Loss Carryforward		$42,160	$123,485

Domestic Net Operating Loss Carryforward	$452,310	380,731	620,000

Deferred Compensation	99,541	136,841	175,643

Accrued Vacation Pay	166,927	159,943	201,534

Allowance for Doubtful Accounts and Warranties	110,319	118,225	194,160

Reserves for Inventory Obsolescence	346,879	825,406	426,345

Adverse Lease Commitments			168,000

Valuation Allowance	(150,000)	(450,000)	(620,000)

Foreign Tax Credit	42,260	96,000

AMT Credit Carryforward	77,000	86,000

Gross Deferred Tax Assets	1,145,236	1,395,306	1,289,167

Deferred Tax Liabilities:

Goodwill	429,035	299,739	166,212

Depreciation	468,995	530,633	561,196

Accelerated Catalog and Postage Write-offs	140,588	251,987	238,587

Gross Deferred Tax Liabilities	1,038,618	1,082,359	965,995

Net Deferred Tax Assets	$106,618	$312,947	$323,172

The valuation allowance required under SFAS No. 109 “Accounting for Income Taxes”, had been established for deferred income tax benefits related to certain loss carryforwards that may not have been realized. Even though Transmation has incurred tax losses for the current fiscal year, management believes it is more likely than not that it will generate taxable income sufficient to realize a portion of the tax benefit associated with future deductible temporary differences, net operating loss carryforwards and credit carryforwards prior to their expiration. This belief is based upon, among other factors, changes in operations that have occurred during the last year as well as consideration of available tax planning strategies. Included in the valuation allowance at March 31, 1999 was $620,000 which related to the deferred tax assets recorded from the Metermaster acquisition. In fiscal year 2000, Transmation elected to account for the Metermaster acquisition as an asset purchase and as a result, the Company forfeited all NOL’s which were fully reserved for.

Note 10 – Deferred Compensation

On February 28, 1995, William J. Berk, former President of Transmation retired. In accordance with terms of a deferred compensation agreement between the Company and Mr. Berk, payments due under such agreement commenced on March 1, 1995. Mr. Berk is entitled to annual payments amounting to $96,456 for life. His wife will receive 60% of the annual benefit for her lifetime should she survive him. This deferred compensation agreement was not funded and the estimated present value of the future benefits was recorded as an expense and a liability over the term of Mr. Berk’s actual employment.

Note 11 – Deferred Profit Sharing

All United States employees of Transmation are eligible to participate in a plan providing certain qualifications are met. Effective April 1, 1981, the Transmation, Inc. Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Transmation, Inc. Long-Term Savings and Deferred Profit Sharing Plan. Employer contributions are made to the plan at the discretion of the Board of Directors of the Company. Payments of benefits accrued for plan participants will be made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. There were no company profit sharing contributions made under this plan in any of the periods 2001-1999.

Note 12 – Fair Value of Financial Instruments

The Company has determined the fair value of its debt and other financial instruments using available market information and appropriate valuation methodologies as follows:

Cash and accounts receivable:

The carrying amounts reported in the Balance Sheet for cash and receivables approximate their fair value.

Long-term Debt:

The carrying amount of debt under the Company’s floating rate revolving credit agreement with a bank approximates its fair value.

Debt-related derivative instruments:

The Company had no debt-related derivative instruments at March 31, 2001. In prior years, the Company had entered into interest rate swaps. These financial instruments have the effect of changing the interest rate of the original borrowing with the objective of minimizing the Company’s risk relative to potential increases in interest rates. The notional principal amount of these derivative instruments was $15,000,000 at March 31, 2000 and 1999. The maturities of such swaps were as follows: $5,000,000 on February 10, 2001 and $10,000,000 on August 1, 2001. Underlying base fixed interest rates on these instruments were 5.82% and 6.20% respectively and the spread between those base rates and interest actually paid on loans was periodically adjusted to reflect leverage ratios under the loans. At March 31, 2000 and March 31, 1999, rates ranged from 8.22% to 9.20%. This activity resulted in a substantial portion of floating interest rate debt being swapped into fixed interest rate debt at both March 31, 2000 and 1999. Interest rate swaps effectively hedge interest rate exposures, the net cash amounts paid or received on the agreements are recognized as adjustments to interest expense. Taking into account current interest rates and the current creditworthiness of counterparties, the estimated amount the Company would have received if it had terminated the agreements at March 31, 2000 was $114,506. At March 31, 1999, the Company would have paid $298,279 had it terminated its agreements.

Note 14 – Quarterly Financial Information (Unaudited)

2001	Net Sales	Gross Profit	Net Income (Loss)	Diluted Earnings (Loss) Per Share

Fourth Quarter	$20,171,317	$6,707,042	$655,092	$.11

Third Quarter	$19,418,206	$5,482,740	$84,692	$.01

Second Quarter	$17,179,006	$5,140,825	$(256,266)	$(.04)

First Quarter	$18,800,009	$5,708,052	$29,624	$.01

2000	Net Sales	Gross Profit	Net Income (Loss)	Diluted (Loss) Earnings Per Share

Fourth Quarter	$20,349,965	$6,000,621	$(52,684)	$(.01)

Third Quarter	$19,674,400	$3,111,667	$(3,011,058)	$(.50)

Second Quarter	$19,570,394	$6,207,266	$283,448	$.05

First Quarter	$20,373,990	$6,411,239	$290,184	$.05

NOTE: In 2000, Quarterly Diluted EPS amounts do not total to the annual Diluted EPS amount due to rounding.

•	2000 sales amounts are restated for comparative purposes.

Transmation, Inc.
Schedule II – Valuation and Qualifying Accounts
Year Ended March 31,

		Additions/
	Balance at	(Reductions)
	Beginning	Charged to	Acquired in	Balance at End
	of Year	Profit and Loss	Acquisition	of Year

	2001

Allowance for Doubtful Accounts	$363,500	$(7,800)		$355,700

	2000

Allowance for Doubtful Accounts	$549,000	$(185,500)		$363,500

	1999

Allowance for Doubtful Accounts	$592,000	$(108,000)	$65,000	$549,000

		Additions

	Balance at	(Reductions)	Inventory	Acquired in
	Beginning	Charged To	Charged to	Acquisition/	Balance at End
	of Year	Profit & Loss	Reserves	Goodwill	of Year

	2001

Inventory Reserves	$2,171,772		$(1,259,018)		$912,754

	2000

Inventory Reserves	$1,022,634	$2,690,318	$(1,915,645	$374,465	$2,171,772

	1999

Inventory Reserves	$705,010	$257,624		$60,000	$1,022,634

		Additions
	Balance at	(Reductions)	Acquired in
	Beginning	Charged to	Acquisition/	Balance at End
	of Year	Profit & Loss	Goodwill	of Year

	2001

Deferred Asset Valuation Allowance	$450,000	$(300,000)		$150,000

	2000

Deferred Asset Valuation Allowance	$620,000	$450,000	$(620,000)	$450,000

	1999

Deferred Asset Valuation Allowance	0		$620,000	$620,000

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

Report of Independent Accountants

Consolidated Balance Sheet – March 31, 2001, 2000

Consolidated Statement of Income – March 31, 2001, 2000, 1999

Consolidated Statement of Cash Flows – March 31, 2001, 2000, 1999

Consolidated Statement of Stockholders’ Equity – March 31, 2001, 2000, 1999

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts – March 31, 2001, 2000

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

Amendment No. 1 to the Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(b) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1996.

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

Amendment No. 7 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(b) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2000.

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

NOT APPLICABLE

	(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders

NOT APPLICABLE

	(16)	Letter re Change in Certifying Accountant

NOT APPLICABLE

	(18)	Letter re Change in Accounting Principles

NOT APPLICABLE

	(21)	Subsidiaries of Registrant

Subsidiaries of the Registrant are included herein as Exhibit 21.

	(22)	Published Report Regarding Matters Submitted to Vote of Security Holders

NOT APPLICABLE

	(23)	Consents of Experts and Counsel

Consent of PricewaterhouseCoopers LLP is included herein as Exhibit 23.

	(24)	Power of Attorney

NOT APPLICABLE

	(99)	Additional Exhibits

NOT APPLICABLE

(b)	Report on Form 8-K dated February 1, 2000 was filed during the last quarter of the period covered by this report reporting on Item 5. Other Events and Regulation FD Disclosure.

(c)	See (a) 3. above.

(d)	(1)	NOT APPLICABLE

	(2)	NOT APPLICABLE

	(3)	See Item 8

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, and Rule 12b-15, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMATION, INC.

By:	/s/ Peter J. Adamski

Peter J. Adamski, Vice President – Finance

Date:	7/13/01