Form 10-Q
period 2001-06-30
TRANSMATION INC
filed 2001-08-14
CIK 99302

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  X   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended     June 30, 2001

OR

        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _______________________________ to ________________________________

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date

Common	6,206,654	August 8, 2001

Total Pages – 14

PART 1
FINANCIAL INFORMATION

Item 1 – Financial Statements

TRANSMATION, INC.
CONSOLIDATED BALANCE SHEET
UNAUDITED

	June 30, 2001	March 31, 2001

ASSETS:

Current Assets:

Cash	$400,089	$176,834

Accounts Receivable, less allowance for doubtful accounts of $383,700 at June 30, 2001 and $355,700 at March 31, 2001	9,726,974	10,752,232

Inventories	8,956,771	8,398,934

Income Taxes Receivable	877,680	858,724

Prepaid Expenses and Deferred Charges	1,008,057	1,037,887

Deferred Tax Assets	411,286	411,286

Current Assets	21,380,857	21,635,897

Properties, at cost, less accumulated depreciation	5,644,993	5,746,506

Goodwill, less accumulated amortization of $5,274,663 at June 30, 2001 and $4,965,517 at March 31, 2001	19,599,045	19,915,691

Deferred Charges	273,576	293,103

Other Assets	$47,025,190	$47,721,666

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:

Current Portion of Long-Term Debt	3,980,000	3,980,000

Accounts Payable	5,939,223	6,630,082

Accrued Payrolls, Commissions and Other	1,913,963	1,960,131

Current Liabilities	11,833,186	12,570,213

Long-Term Debt	21,609,807	21,223,607

Deferred Compensation	279,759	293,830

Deferred Tax Liabilities	304,668	304,668

	34,027,420	34,392,318

Stockholders’ Equity

Common Stock, par value $.50 per share – Authorized – 30,000,000 shares	3,103,327	3,094,477

Capital in Excess of Par Value	2,984,704	2,957,854

Accumulated Other Comprehensive Income	(233,268)	(305,160)

Retained Earnings	7,596,322	8,035,492

	13,451,085	13,782,663

Treasury Stock, at cost, 119,358 shares	(453,315)	(453,315)

	12,997,770	13,329,348

	$47,025,190	$47,721,666

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three months ended

	June 30, 2001	June 30, 2000

Product Sales	$12,641,624	$14,382,977

Service Sales	4,498,304	4,417,032

Net Sales:	$17,139,928	$18,800,009

Costs and Expenses:

Cost of Products Sold	8,463,242	9,918,138

Cost of Services Sold	3,710,609	3,173,819

Cost of Products and Services Sold	12,173,851	13,091,957

Selling and Administrative Expenses	4,653,174	4,639,903

Research and Development Costs	279,250	366,442

Interest Expense	472,823	665,983

	17,579,098	18,764,285

(Loss) Income Before Taxes	(439,170)	35,724

(Benefit) Provision for Income Taxes

State and Federal	—	6,100

Net (Loss) Income	(439,170)	29,624
Retained Earnings at Beginning of Period	8,035,492	7,522,350

Retained Earnings at End of Period	$7,596,322	$7,551,974

Net Income (Loss) Per Share — Basic and Diluted	($.07)	$.01

Shares Used in Calculation — Basic and Diluted	6,078,294	5,923,638

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Three Months Ended

	June 30,2001	June 30,2000

Cash Flow from Operating Activities:

Net (Loss) Income	($439,170)	$29,624

Adjustments to reconcile net income to net cash provided from operating activities:

Depreciation and Amortization	1,019,841	1,188,257

Provision for Losses in Inventory	96,325	96,500

Provision for Losses on Accounts Receivable	28,000	(32,000)

Deferred Taxes

Other Assets	19,527	—

Decrease in Accounts Receivable	997,258	1,230,480

(Increase) Decrease in Inventories	(654,162)	142,504

Increase in Prepaid Exp. & Deferred Charges	(141,735)	(80,030)

Decrease Increase in Accounts Payable	(690,859)	(607,690)

Decrease in Accrued Payrolls, Commissions and Other Liabilities	(38,668)	(434,715)

(Decrease) Increase in Income Taxes Receivable/Payable	(18,956)	148,487
Decrease in Deferred Compensation	(14,071)	(15,196)

Net Cash Provided by Operating Activities	163,330	1,666,221

Cash Flows from Investing Activities:

Purchase of Properties	(433,867)	(182,984)

Net Cash Used In Investing Activities	(433,867)	(182,984)

Cash Flows from Financing Activities:

Payments on Bank Debt	386,200	(1,667,800)

Proceeds From Bank Debt	35,700	50,346

Net Cash Provided by (used in) Financing Activities	421,900	(1,617,454)

Effect of Exchange Rate Changes on Cash	71,892	(59,995)

Net Increase (Decrease) in Cash	223,255	(194,212)

Cash at Beginning of Period	176,834	508,453

Cash at End of Period	$400,089	$314,241

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number
	of Shares
	of $.50				Accumulated
	Par Value	Common			Other
	Common	Stock Issued	Capital in		Comprehensive
	Stock	and	Excess of	Retained	(Loss)	Treasury
	Outstanding	Outstanding	Par Value	Earnings	Income	Stock	Total

Balance March 31, 2000	6,100,318	3,050,159	2,826,208	7,522,350	(131,695)	(453,315)	12,813,707

Components of Comprehensive Loss:

Net Loss				513,142			513,142

Currency Translation					(173,465)		(173,465)

Total Comprehensive Income							339,677

Issuance of Stock	88,636	44,318	131,646				175,964

Balance March 31, 2001	6,188,954	3,094,477	2,957,854	8,035,492	$(305,160)	$(453,315)	13,329,348

Components of Comprehensive Loss:

Net Loss				(439,170)			(439,170)

Currency Translation					71,892		71,892

Total Comprehensive Loss							(367,278)

Issuance of Stock	17,700	8,850	26,850				35,700

Balance June 30, 2001	6,206,654	$3,103,327	$2,984,704	$7,596,322	$(233,268)	$(453,315)	$12,997,770

See Notes to Consolidated Financial Statements

Note 1 – Description of Business

Transmation, Inc. (the Company) is primarily engaged in the sale and distribution, development, manufacture and service of electronic instrumentation which is used principally for measurement, indication and transmission of information.

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for year ended March 31, 2001 as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 – Revenue Recognition

Revenue is recognized at the time products are shipped or service is performed. The Company provides an allowance for returns based upon historical and estimated return rates.

Note 3 – Borrowings

At June 30, 2001, the Company has a Revolving Credit and Term Loan Agreement with banks dated August 7, 1998 and amended October 5, 1998, February 9, 1999, June 23, 2000, August 24, 2000 and July 13, 2001, and extending through June 1, 2007. At June 30, 2001, $15,105,000 was borrowed under term loans. The term loans require annual repayments of amounts outstanding, paid on a quarterly basis, as follows:

July 1, 2001 – June 30, 2002	$3,980,000

July 1, 2002 – June 30, 2003	$3,980,000

July 1, 2003 – June 30, 2004	$3,205,000

July 1, 2004 – June 30, 2005	$1,280,000

July 1, 2005 – June 30, 2006	$1,280,000

At June 30, 2001, $10,484,807 was borrowed under the Revolving Credit portion of the Company’s credit facility. On July 13, 2001, the Company completed negotiations to extend the term of the Revolving Credit Facility, and it will now expire in August 2002. Maximum borrowings under the Revolving Credit Facility are based on the level of the Company’s eligible accounts receivable and inventory, and cannot exceed $12,500,000. Interest payable under the Revolving Credit Facility is initially .75% above the bank’s prime lending rate, and is subject to adjustment starting in December 2001 to an amount which is dependent on the Company’s level of debt.

The revolving credit and term loan agreement contains, among other provisions, requirements to maintain minimum fixed charge coverage ratios and leverage ratios throughout the term of the loans.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to its lenders an annual commitment fee from .125% to .25%, depending on performance of the Company, of the unused portion of the Lenders’ Revolving Credit committed amount. The fee is payable quarterly and total commitment fees paid under any unused lines of credit under Revolving Credit Agreements were immaterial in both 2000 and 2001. The Company also paid a closing fee in the amount of $130,000 in conjunction with the Revolving Credit and Term Loan Facility and the amendment thereto; fees are being amortized over the term of the loans.

At June 30, 2001, the Company was in compliance with all provisions of its loan agreement.

Note 4 – Inventories

The major classifications of inventory are as follows:

	June 30, 2001	March 31, 2001

Raw Materials and Purchased Parts	$3,844,530	$3,561,321

Work in Process	617,632	497,132

Finished Products	5,474,590	5,253,235

	9,936,752	9,311,688

Less Inventory Reserves	(979,981)	(912,754)

	$8,956,771	$8,398,934

Note 5 – Deferred Catalog Costs

Transmation, Inc. amortizes the cost of each major catalog it mails over that catalog’s estimated productive life. The Company reviews response results from its catalog mailings on a continuous basis. If response results indicate that Transmation should adjust its amortization period from that originally established, such adjustment will be made. Deferred catalog costs totaled $637,917 at June 30, 2001 and $653,062 at March 31, 2001.

Note 6 – Net (Loss) Income Per Share

Basic earnings (loss) per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase common shares at average market prices for the period, and the resulting net additional common shares are included in the calculation of average common shares outstanding.

The table below summarizes the amounts used to calculate basic and diluted (loss) income per share:

	Three Months Ended June 30, 2001			Three Months Ended June 30, 2000

		Average			Average
		Outstanding		Net	Outstanding
	Net Loss	Shares	Per Share	Income	Shares	Per Share

Basic (Loss) Income Per Share	$(439,170)	6,078,294	$(.07)	$28,224	5,923,638	$.01

Diluted (Loss) Income Per Share	$(439,170)	6,078,294	$(.07)	$28,224	5,923,638	$.01

Certain anti-dilutive outstanding stock options and warrants were excluded from the calculation of average shares outstanding since their exercise prices exceeded the average market price of common shares during the period. The anti-dilutive stock options and warrants so excluded at the end of each of the last two interim periods and their associated exercise prices are summarized below. The options and warrants expire at various times between 2001 and 2006.

	Number of Options and Warrants	Exercise Price

2001	1,483,348	$1.78 – $9.25

2000	1,550,732	$2.41 – $9.25

Note 7 – Business Segments

The Company operates in two reportable segments, Product Sales and Service Sales. Both segments sell primarily to one basic industry, the process industry. The Company evaluates performance and allocates resources based on gross profit. The accounting policies of the reportable segments are the same as those described in Note 1. There are no intersegment sales.

	Three Months Ended

	June 30, 2001	June 30, 2000

Segments Sales

Product	$12,641,624	$14,382,977

Service	4,498,304	4,417,032

Total Consolidated Net Sales	$17,139,928	$18,800,009

Operating Income

Product	$4,178,382	$4,464,839

Service	787,695	1,243,213

Total Consolidated Operating Income	4,966,077	5,708,052

Unallocated Amounts Selling and Administrative	(4,653,174)	(4,639,903)

Research and Development	(279,823)	(366,442)

Interest Expense	(472,823)	(665,983)

(Loss) Income Before Taxes	$(439,170)	$35,724

Item 2 – Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion is based primarily on the consolidated financial statements of Transmation, Inc. as of June 30, 2001 and 2000 and for the three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” which is effective for the Company April 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of this new statement on our combined financial position and results of operations and has not yet determined the impact of adoption.

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. For a derivative not designated as a hedging instrument, changes in the fair value of the derivative are recognized in earnings in the period of change. The Company adopted SFAS No. 133 in the first quarter of fiscal 2002 and the adoption of SFAS No. 133 did not have a material effect on the financial position or operations of the Company.

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

Forward-Looking Statements

This Report may contain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and assumptions made by management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital are funds provided under its borrowing agreement with banks, its cash flows from operations and management of its Balance Sheet.

In the three month period ended June 30, 2001, the balance of trade accounts receivable fell by $997,000 compared to the balance which existed at March 31, 2001. This reduction is the result of lower shipments during the three month period ended June 30, 2001 compared to those achieved in the three month period ended March 31, 2001. Days sales outstanding totaled 53.1 days at June 30, 2001 compared to 49.6 days at March 31, 2001 and is attributable to the current economic slowdown which has caused customers to delay payments whenever possible. Transmation will increase its collection efforts to attempt to offset customer actions.

In the three month period ended June 30, 2001, Transmation’s inventories increased by $654,000 compared to balances which existed at March 31, 2001. The increase resulted from slower than expected product sales during the June 30, 2001 quarter than were anticipated combined with the receipt of a significant amount of inventory from a major vendor who provided Transmation with significant additional incentive pricing to take possession of such inventory. Transmation will sell that inventory during the next two quarters and will otherwise work to reduce its inventory balances to more desirable levels throughout the balance of the current fiscal year.

Positive cash flow adjustments generated as the result of depreciation, goodwill and prepaid asset amortizations totaled $1,020,000 of positive cash flow during the quarter ended June 30, 2001. Trade accounts payable were reduced by $691,000 and accrued liabilities were decreased by $39,000 in the quarter ended June 30, 2001. Properties acquired in the three months ended June 30, 2001 totaled $434,000 and bank debt was increased by $386,000 during the period.

Management believes that its existing available lines of credit and cash flows from operations should be adequate to meet normal working capital needs through August 2002, based on operations as of June 30, 2001. It is expected that additional financing may be necessary to allow the Company to pursue future acquisitions.

Effective July 30, 2001, the Company initiated a major cost reduction program that included a suspension of Director fees, an 83.3% salary reduction for the CEO, a 15% salary reduction for all senior management and a 20% reduction in hours for some non-exempt employees. The Company also put in place severe restrictions on Travel and Entertainment expenses as well as other cost saving initiatives. These reductions are expected to remain in place until management determines that a satisfactory return to profitability has been achieved.

Results of Operations – April 1, 2001 – June 30, 2001
                                                               to
                                        April 1, 2000 – June 30, 2000

Sales totaled $17,139,928 in the quarter ended June 30, 2001 compared to $18,800,009 in the same quarter of 2000. Product sales declined by 12% in the 2001 period while service sales increased by approximately 2%. The decline in product sales is the result of the economic slowdown which currently exists throughout the world. Transmation continues to market the products it sells aggressively so that when the economy rebounds, it should be well positioned to benefit from such rebound.

Cost of products sold totaled 66.9% of sales in the quarter ended June 30, 2001 compared to 69.0% of sales in the same quarter ended in 2000. Transmation has aggressively negotiated favorable prices and otherwise reduced costs to achieve this improvement. The cost of services sold totaled 82.5% of sales in the quarter ended June 30, 2001 compared to 71.9% of sales in the quarter ended June 30, 2000. Transmation has opened new calibration facilities and added capabilities to its labs during the past twelve months. The Company intends to take advantage of the new locations and capabilities during the later part of the current fiscal year to return this operation to its historical level of profitability.

Selling and administrative costs in 2001 are comparable to those incurred in the same period in 2000.

Research and development costs totaled 1.6% of sales in the three month period ended June 30, 2001 compared to 1.9% in the same period of 2000. The current level of spending is considered adequate to enable the Company to maintain its current competitive position.

Interest expense was reduced by 29% in the three month period ended June 30, 2001 compared to the same three month period one year ago. This decline is the result of lower average borrowings and lower interest rates during the later period.

The Company’s effective tax rate decreased from 17.1% in the quarter ended June 30, 2000 to 0% in June 30, 2001. The decrease is attributable to the expected return to profitability in the second half of the year.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to changes in interest rates results from investing and borrowing activities. At June 30, 2001, the Company has no interest rate swap agreements in place which would limit its exposure to upward movements in interest rates. In the event interest rates were to move up by 1%, interest expense would increase by approximately $256,000 compared to that which would result if rates were to be constant and at rates which existed at June 30, 2001. If rates were to fall by 1% from those which existed at June 30, 2001, the Company’s interest expense would fall by approximately $256,000 in the upcoming year assuming average borrowing levels remained constant from year to year.

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

PART II
OTHER INFORMATION

Item 1 — Legal Proceedings

      None.

Item 2 — Changes in Securities and Use of Proceeds

      (a), (b), (d) None.

      (c) The Company has issued to a consultant and former executive officer of the Company 800 shares of Common Stock earned by him during quarter ended June 30, 2001 pursuant to a certain Employed Consultant Agreement dated January 24, 2000. Such securities were not registered under the Securities Act of 1933, as amended (the “Act”). Such issuance was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption include the recipient’s representations as to his investment intent with respect to such securities and restrictions on the transfer of such securities imposed by the Company.

Item 3 — Defaults Upon Senior Securities

      None.

Item 4 — Submission of Matters to a Vote of Security Holders

      None.

Item 5 — Other Information

      None.

Item 6 — Exhibits and Reports on Form 8-K

      a)  See Index to Exhibits

      b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES

TRANSMATION, INC.

Date	8/13/01	/s/ Robert G. Klimasewski

Robert G. Klimasewski
President and CEO

Date	8/13/01	/s/ Peter J. Adamski

Peter J. Adamski
Vice President, Finance and CFO

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not Applicable.

(3)	Articles of Incorporation and By-Laws.

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

The documents listed under (3) are incorporated herein by reference.

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

(a) Fifth Amendment to Credit and Loan Agreement dated as of July 13, 2001 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is included herein as Exhibit 4(a).

(10)	Material Contracts.

Not Applicable.

(11)	Statement re Computation of Per Share Earnings.

Computation can be clearly determined from Note 6 to the Financial Statements included herein as Item 1.

(15)	Letter re unaudited interim financial information.

Not Applicable.

(18)	Letter re change in accounting principles.

Not Applicable.

(19)	Report furnished to security holders.

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not Applicable.

(23)	Consents of Experts and Counsel.

Not Applicable.

(24)	Power of Attorney.

Not Applicable.

(99)	Additional Exhibits.

Not Applicable.