Form 10-Q
period 2001-09-30
TRANSMATION INC
filed 2001-11-14
CIK 99302

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended September 30, 2001

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

Indicate by check mark ( ) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date

Common	6,096,248	October 31, 2001

Total Pages — 14

PART 1

FINANCIAL INFORMATION

Item 1 — Financial Statements

TRANSMATION, INC.
CONSOLIDATED BALANCE SHEET

	Unaudited
	Sept. 30, 2001	March 31, 2001

ASSETS:

Current Assets:

Cash	$682,960	$176,834

Accounts Receivable, less allowance for doubtful accounts of $408,819 at Sept. 30, 2001 and $355,700 at March 31, 2001	9,115,809	10,752,232

Inventories	8,284,598	8,398,934

Income Taxes Receivable	878,165	858,724

Prepaid Expenses and Deferred Charges	998,592	1,037,887

Deferred Tax Assets	411,286	411,286

Current Assets	20,371,410	21,635,897

Properties, at cost, less accumulated depreciation	5,314,375	5,746,506

Goodwill, less accumulated amortization of $5,497,596 at September 30, 2001 and $5,187,638 at March 31, 2001	19,289,087	19,915,691

Deferred Charges	125,531	130,469

Other Assets	183,811	293,103

	$45,284,214	$47,721,666

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:

Current Portion of Long-Term Debt	3,980,000	3,980,000

Accounts Payable	5,010,269	6,630,082

Accrued Payrolls, Commissions and Other	1,941,943	1,960,131

Current Liabilities	10,932,212	12,570,213

Long-Term Debt	21,053,307	21,223,607

Deferred Compensation	265,689	293,830

Deferred Tax Liabilities	304,668	304,668

	32,555,876	34,392,318

Stockholders’ Equity

Common Stock, par value $.50 per share — Authorized — 30,000,000 shares	3,110,824	3,094,477

Capital in Excess of Par Value	3,005,429	2,957,854

Accumulated Other Comprehensive Income	(310,275)	(305,160)

Retained Earnings	7,375,675	8,035,492

	13,181,653	13,782,663

Treasury Stock, at cost, 119,358 shares	(453,315)	(453,315)

	12,728,338	13,329,348

	$45,284,214	$47,721,666

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended		Six Months Ended

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Product Sales	$11,927,194	$13,107,958	$24,575,077	$27,476,935

Service Sales	4,299,479	4,088,048	8,791,524	8,502,080

Net Sales:	$16,226,673	$17,196,006	$33,366,601	$35,979,015

Costs and Expenses:

Cost of Products Sold	8,100,669	8,854,060	16,507,036	18,772,198

Cost of Services Sold	3,429,354	3,184,121	7,196,838	6,357,940

Cost of Products and Services Sold	11,530,023	12,038,181	23,703,874	25,130,138

Selling and Administrative Expenses	4,368,192	4,454,676	9,021,360	9,094,579

Research and Development Costs	315,486	293,452	594,736	659,894

Interest Expense	440,425	639,563	913,248	1,305,546

Total Costs and Expenses	16,654,126	17,425,872	34,233,218	36,190,157

Other Income:

Proceeds From Life Insurance Policy	206,800	0	206,800	0

Loss Before Taxes	(220,653)	(229,866)	(659,817)	(211,142)

Provision for Income Taxes

State and Federal	0	9,400	0	15,500

Net Loss	(220,653)	(239,266)	(659,817)	(226,642)

Retained Earnings at Beginning of Period	7,596,328	7,551,974	8,035,492	7,522,350

Retained Earnings at End of Period	$7,375,675	$7,312,708	$7,375,675	$7,295,708

Net Loss Per Share — Basic and Diluted	($.04)	($.04)	($.11)	($.04)

Shares Used in Calculation — Basic and Diluted	6,099,625	5,957,548	6,088,960	5,957,548

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended

	Sept. 30, 2001	Sept. 30, 2000

Cash Flow from Operating Activities:

Net Loss	$(659,817)	$(226,642)

Adjustments to Reconcile Net Loss to Net Cash Provided from Operating Activities:

Depreciation and Amortization	2,049,347	2,329,035

Provision for Losses in Inventory	(231,227)

Provision for Losses on Accounts Receivable	(56,657)	(63,250)

Other	109,292	(10,378)

Changes in Assets and Liabilities:

Accounts Receivable	1,693,080	1,657,788

Inventories	345,563	507,695

Prepaid Exp. & Deferred Charges	(344,161)	(331,193)

Accounts Payable	(1,619,813)	(1,315,372)

Accrued Payrolls, Commissions and Other Liabilities	(18,188)	(395,727)

Income Taxes Receivable/Payable	19,441	246,708

Deferred Compensation	(28,141)	(30,392)

Net Cash Provided by Operating Activities	1,258,719	2,368,272

Cash Flows from Investing Activities:

Purchase of Properties	(641,100)	(395,085)

Net Cash Used In Investing Activities	(641,100)	(395,085)

Cash Flows from Financing Activities:

Payments on Term Loan	(170,300)	(2,490,900)

Increase in Common Stock	63,922	134,778

Net Cash Used in Financing Activities	(106,378)	(2,356,122)

Effect of Exchange Rate Changes on Cash	(5,115)	(89,637)

Net Increase (Decrease) in Cash	506,126	(472,572)

Cash at Beginning of Period	176,834	508,453

Cash at End of Period	$682,960	$35,881

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of
	Shares of $.50				Accumulated
	Par Value	Common Stock	Capital in		Other
	Common Stock	Issued and	Excess of	Retained	Comprehensive	Treasury
	Outstanding	Outstanding	Par Value	Earnings	Loss	Stock	Total

Balance March 31, 2000	6,100,318	3,050,159	2,826,208	7,522,350	(131,695)	(453,315)	12,813,707

Components of Comprehensive Income:

Net Income				513,142			513,142

Currency Translation					(173,465)		(173,465)

Total Comprehensive Loss							339,677

Issuance of Stock	88,636	44,318	131,646				175,964

Balance March 31, 2001	6,188,954	3,094,477	2,957,854	8,035,492	$(305,160)	$(453,315)	13,329,348

Components of Comprehensive Income:

Net Loss				(659,817)			(659,817)

Currency Translation					(5,115)		(5,115)

Total Comprehensive Loss							(664,932)

Issuance of Stock	32,694	16,347	47,575				63,922

Balance September 30, 2001	6,221,648	$3,110,824	$3,005,429	$7,375,675	$(310,275)	$(453,315)	$12,728,338

See Notes to Consolidated Financial Statements

Note 1 — Description of Business

Transmation, Inc. (the Company) is primarily engaged in the sale and distribution, development, manufacture and service of electronic instrumentation which is used principally for measurement, indication and transmission of information.

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for the year ended March 31, 2001 as reported in its Annual Report on
Form 10-K filed with the Securities and Exchange Commission.

Note 2 — Inventories

     The major classifications of inventory are as follows:

	Sept. 30, 2001	March 31, 2001

Raw Materials and Purchased Parts	$3,883,189	$3,561,321

Work in Process	311,331	497,132

Finished Products	5,262,638	5,253,235

Subtotal	9,457,158	9,311,688

Inventory Reserves	(1,172,560)	(912,754)

Total	$8,284,598	$8,398,934

Note 3 — Deferred Catalog Costs

Transmation, Inc. amortizes the cost of each major catalog it mails over that catalog’s estimated productive life. The Company reviews response results from its catalog mailings on a continuous basis. If response results indicate that Transmation should adjust its amortization period from that originally established, such adjustment will be made. Deferred catalog costs totaled $435,935 at Sept. 30, 2001 and $653,062 at March 31, 2001.

Note 4 — Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase common shares at average market prices for the period, and the resulting net additional common shares are included in the calculation of average common shares outstanding. During the three and six months ended September 30, 2001 and 2000, there were 1,388,818 and 1,482,552, respectively, of outstanding options and warrants that were not included in the computation of diluted EPS because the Company experienced a net loss, and the inclusion of these options and warrants would be anti-dillutive.

Note 5 — Business Segments

The Company operates in two reportable segments, Product Sales and Service Sales. Both segments sell primarily to the process industry. The Company evaluates performance and allocates resources based on gross profit. The accounting policies of the reportable segments are the same as those identified in Note 1 of the Company’s consolidated financial statements reported in the Company’s Annual Report on form 10-K. There are no intersegment sales.

	Three Months Ended		Six Months Ended

	Sept. 30, 2001	Sept. 30, 2000	Sept. 30, 2001	Sept. 30, 2000

Segments Sales

Product	$11,927,194	$13,107,958	$24,575,077	$27,476,935

Service	4,299,479	4,088,048	8,791,524	8,502,080

Total Consolidated Net Sales	$16,226,673	$17,196,006	$33,366,601	$35,979,015

Operating Income

Product	$3,826,525	$4,253,898	$8,068,041	$8,704,737

Service	870,125	903,927	1,594,686	2,144,140

Total Consolidated Operating Income	4,696,650	5,157,825	9,662,727	10,848,877

Unallocated Amounts

Selling and Administrative	4,368,192	4,454,676	9,021,360	9,094,579

Research and Development	315,486	293,452	594,736	659,894

Interest Expense	440,425	639,563	913,248	1,305,546

Proceeds on Life Insurance Policy	(206,800)	0	(206,800)	0

Total Unallocated Costs	4,917,303	5,387,691	10,322,544	11,060,019

Loss Before Taxes	$(220,653)	$(229,866)	$(659,817)	$(211,142)

Note 6 — Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” which is effective for the Company April 1, 2002. SFAS 142 requires, among other things, the cessation of the amortization of goodwill. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of this new statement on our combined financial position and results of operations and have not yet determined the impact of adoption.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion is based primarily on the consolidated financial statements of Transmation, Inc. as of September 30, 2001 and 2000 and for the six and three month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This Report may contain forward-looking statements based on current expectations, estimates and projections about the Company’s industry, management’s beliefs and assumptions made by management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. While the impact of the attack of September 11, 2001 is yet unknown, the attacks, coupled with the general slowdown in the United States economy may adversely affect the Company’s future financial performance. Factors which could adversely influence the Company’s performance include the rapidity with which the Company moves to realign management in the sales and marketing areas and the ability of the Company to introduce future Cal Lab operations. The Company believes that these factors could be further influenced by the general economic slowdown and the events of September 11, 2001.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital are funds provided under its borrowing agreement with banks, cash flow from operations and management of its Balance Sheet. The Company believes that its line of credit is adequate to cover its working capital requirements.

In the first six months of Fiscal 2002, trade accounts receivable decreased by $1,583,000 compared to the balance at March 31, 2001. This decrease is due to lower revenues.

Positive cash flow was generated through depreciation and amortization for the first six months of Fiscal 2002 in the amount of $2,049,000. The cash flow provided herein along with the reduction of Accounts Receivable during the same time period provided the necessary capital to reduce Trade Accounts Payable and Accrued Liabilities by $1,584,000 as well as Bank Debt by $170,000. Capital asset expenditures totaled $641,000 for the first six months of the current fiscal period.

The cost reduction program initiated in the beginning of August, 2001 remains in place with the exception of the 20% reduction in hours for some non-exempt employees. This has been discontinued effective October 5, 2001. However, the Company has maintained its cost saving initiatives in all other operating areas.

The Company continues to pursue strategic alternatives relative to its Transmation Products Group and Measurement and Control business units.

Results of Operations — July 1, 2001 — September 30, 2001
to
                  July 1, 2000 — September 30, 2000

Total sales generated in the current quarter was 5.6% less than the same quarter last year — $16,227,000 vs. $17,196,000. The primary contributor to this reduction was in the Company’s Transcat Division in the product sales and modified meters in the Company’s MAC operation. Some of these reductions are attributable to the sales in foreign markets and the general economic slowdown within the U.S. Continued efforts to re-focus on customer quotes and competitive pricing will enhance future sales efforts. Management realignment in the outside sales area designed to focus on core customers will enable sales efforts to generate additional revenue from long-term customers as well as attempting to market to potential new customers through customer data list research.

Cost of Products Sold remained relatively stable at 71% during the current quarter vs. 70% during the prior quarter. Margins remained lower than expected in the Company’s Cal Lab Division as was the case in the 2nd Quarter of Fiscal 2001. The Company expects to see additional revenues in the ensuing months as a result of new operations on the west coast and additional capabilities in other labs to further satisfy customer expectations.

Selling, General and Administrative costs also remained relatively stable at 26.9% vs. 25.9% when comparing both Quarters. These expenses in the current quarter were $86,000 less than the same quarter last year. The Company continues to control costs relative to sales as the revenue has fallen as mentioned above.

Research and Development costs also remained stable when comparing to the same quarter last year. The current level of spending is considered adequate to enable the Company to maintain its current competitive position.

Interest expense was reduced by 31.1% in the three month period ended September 30, 2001 compared to the same three month period in the prior year. This decline is a result of lower average borrowings and lower interest rates during the later period.

In Other Income, the Company benefited from the life insurance policy on its former owner who died in late September. The total proceeds from this policy was $293,000, of which $206,800 was recognized as a gain in the second quarter of fiscal 2002. The remainder of the proceeds reflect the cash surrender value of the insurance policy, which was previously included in income over the term of the policy.

April 1, 2001 — September 30, 2001
to
April 1, 2000 — September 30, 2000

Revenue was $33,367,000 in the six months ended September 30, 2001 compared to $35,979,000 in the six months ended September 30, 2000, a reduction of 7.3%. This reduction resulted from lower sales in the international markets, distribution products and modified meters. Continued efforts are focused on customer expectations, sales channels and quote response. Management realignment in the sales and marketing areas will also enhance future sales efforts.

Cost of Product Sold was 70.6% of sales in the first six months of Fiscal 2002 compared to a 69.8% rate in the same period in Fiscal 2001. Additional costs were incurred in the Cal-Lab operations as a result of a new lab start-up on the west coast and increased equipment capabilities at various labs to support new customer expectations. Future sales in this division will offset these costs and margins should increase to expected levels.

SG&A expenses decreased by $226,000 during the first six months of Fiscal 2002 when compared to the same period in Fiscal 2001. However, the expenses as a percent to sales increased from 25.3% to 26.6%. This is due to lower sales volumes in Fiscal 2002 compared to Fiscal 2001.

Research and Development costs decreased by $65,000 as the % to sales remained the same at 1.8% when comparing the two periods. The level of R&D spending within the Company is considered adequate to maintain our competitive position within the industry.

Interest expense was reduced by approximately 30% in the six month period ended September 30, 2001 compared to the same six month period in the prior year. This decline is a result of lower average borrowings and lower interest rates during the later period.

In Other Income, the Company benefited from the life insurance policy on its former owner who died in late September. The total proceeds from this policy was $293,000, of which $206,800 was recognized as a gain in the second quarter of fiscal 2002. The remainder of the proceeds reflect the cash surrender value of the insurance policy, which was previously included in income over the term of the policy.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to changes in interest rates is from investing and borrowing activities. At September 30, 2001, the Company has no interest rate swap agreements in place which would limit its exposure to upward movements in interest rates. In the event interest rates were to move up or down by 1%, interest expense would increase or decrease by approximately $250,000 in the upcoming year assuming average borrowing levels remained constant from year to year.

More than 91% of the Company’s sales are denominated in U.S. dollars. The remainder of the Company’s sales are denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact the Company’s revenues by less than 1%. The Company monitors the relationship between the U.S. and Canadian currencies on a continuous basis and adjusts sales prices for products and services sold in Canadian dollars as appropriate to safeguard the profitability of sales recorded in Canadian dollars.

PART II
OTHER INFORMATION

Item 1 — Legal Proceedings

     None.

Item 2 — Changes in Securities and Use of Proceeds

     (a), (b), (d) None.

     (c)  The Company has issued to a consultant and former executive officer of the Company 3,866 shares of Common Stock earned by him during quarter ended September 30, 2001 pursuant to a certain Employed Consultant Agreement dated January 24, 2000. Such securities were not registered under the Securities Act of 1933, as amended (the “Act”). Such issuance was made by private offering in reliance on the exemption from the registration provisions of the Act provided by Section 4(2) of the Act. The facts relied upon to establish such exemption include the recipient’s representations as to his investment intent with respect to such securities and restrictions on the transfer of such securities imposed by the Company.

Item 3 — Defaults Upon Senior Securities

     None.

Item 4 — Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting on August 21, 2001, shareholders approved Proposals 1, 2, 3 and 4. Results of the voting was as follows:

Proposal 1:

To elect Nancy D. Hessler, Robert G. Klimasewski and Paul D. Moore Directors of the Company, each to serve until the Annual Meeting to be held in 2004, and to elect Carl E. Sassano a Director of the Company, to serve until the Annual Meeting to be held in 2003:

	Votes For	Authority Withheld

Nancy D. Hessler	4,468,019	704,326

Robert G. Klimasewski	4,447,275	725,070

Paul D. Moore	4,469,699	702,646

Carl E. Sassano	4,458,671	713,674

Messrs. Bradley, Chiarella, Garelick, Murphy and Palmer did not stand for re-election to the Board of Directors in 2001.

Proposal 2:

To approve and ratify an amendment to the Transmation, Inc. Employees’ Stock Purchase Plan to increase the total number of shares available for purchase thereunder from 200,000 to 400,000:

Votes For:	2,735,036

Votes Against:	675,694

Votes Abstained:	90,226

Proposal 3:

To approve and ratify an amendment to the Transmation, Inc. Amended and Restated Directors’ Stock Plan to increase the total number of shares available for awards thereunder from 200,000 to 400,000:

Votes For:	2,198,978

Votes Against:	1,204,808

Votes Abstained:	97,170

Proposal 4:

To approve and ratify the Board’s selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the year ending March 31, 2002:

Votes For:	5,140,576

Votes Against:	18,409

Votes Abstained:	13,206

Item 5 — Other Information

     None.

Item 6 — Exhibits and Reports on Form 8-K

a)	See Index to Exhibits

b)	Reports on Form 8-K

Report on Form 8-K dated August 23, 2001 reporting on Item 5. Other Events and Regulation FD Disclosure was filed during the quarter for which this report is filed.

SIGNATURES

TRANSMATION, INC.

Date November 14, 2001	/s/ Robert G. Klimasewski Robert G. Klimasewski President and CEO

Date November 14, 2001	/s/ Peter J. Adamski Peter J. Adamski Vice President, Finance and CFO

s

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not Applicable.

(3)	Articles of Incorporation and By-Laws.

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31, 1988.

(4)	Instruments defining the rights of security holders, including indentures.

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

Fifth Amendment to Credit and Loan Agreement dated as of July 13, 2001 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001.

(10)	Material Contracts.

(a)	Amendment No. 4 to the Transmation, Inc. Employees’ Stock Purchase Plan is included herein as Exhibit 10(a).

(b)	Amendment No. 8 to the Transmation, Inc. Amended and Restated Directors’ Stock Plan is included herein as Exhibit 10(b).

(11)	Statement re Computation of Per Share Earnings.

Computation can be clearly determined from Note 4 to the Financial Statements included herein as Item 1.

(15)	Letter re unaudited interim financial information.

Not Applicable.

(18)	Letter re change in accounting principles.

Not Applicable.

(19)	Report furnished to security holders.

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not Applicable.

(23)	Consents of Experts and Counsel.

Not Applicable.

(24)	Power of Attorney.

Not Applicable.

(99)	Additional Exhibits.

Not Applicable.