Form 10-Q
period 2001-12-31
TRANSMATION INC
filed 2002-02-19
CIK 99302

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended                      December 31, 2001

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

Indicate by check mark () whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date

Common	6,112,393	February 13, 2001

PART 1
FINANCIAL INFORMATION

Item 1 — Financial Statements

TRANSMATION, INC

CONSOLIDATED BALANCE SHEET

	Unaudited

	December 31, 2001	March 31, 2001

ASSETS:
Current Assets:
Cash	$623,441	$176,834
Accounts Receivable, less allowance for doubtful accounts of $439,383 at December 31, 2001 and $355,700 at March 31, 2001	7,618,491	10,752,232
Inventories	5,171,627	8,398,934
Income Taxes Receivable	438,136	858,724
Prepaid Expenses and Deferred Charges	767,140	1,037,887
Deferred Tax Assets	310,121	411,286

Current Assets	14,928,956	21,635,897
Properties, at cost, less accumulated depreciation	3,962,913	5,746,506
Goodwill, less accumulated amortization of $4,004,610 at December 31, 2001 and $4,878,492 at March 31, 2001	12,091,253	19,915,691
Deferred Charges	96,436	130,469
Assets of Business Transferred under Contractual Arrangements	8,757,612	0
Other Assets	182,688	293,103

	$40,019,858	$47,721,666

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current Liabilities:
Current Portion of Long-Term Debt	$12,204,500	$3,980,000
Accounts Payable	4,949,082	6,630,082
Accrued Payrolls, Commissions and Other	1,661,309	1,960,131
Deposits	500,000	0

Current Liabilities	19,314,891	12,570,213
Long-Term Debt	0	21,223,607
Deferred Compensation	251,462	293,830
Proceeds from Business Transferred	10,500,000	0
Deferred Tax Liabilities	844,668	304,668

	30,911,021	34,392,318

Stockholders’ Equity
Common Stock, par value $.50 per share —	3,115,775	3,094,477
Authorized 30,000,000 shares Capital in Excess of Par Value	3,012,796	2,957,854
Accumulated Other Comprehensive Loss	(323,789)	(305,160)
Retained Earnings	3,757,370	8,035,492

	9,562,152	13,782,663
Treasury Stock, at cost, 119,358 shares	(453,315)	(453,315)

	9,108,837	13,329,348

	$40,019,858	$47,721,666

TRANSMATION, INC

CONSOLIDATED STATEMENT OF INCOME
UNAUDITED

	Three months ended		Nine months ended

	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Product Sales	$11,794,081	$15,499,406	$36,369,158	$42,978,661
Service Sales	4,507,848	3,918,800	13,299,372	12,418,560

Net Sales:	16,301,929	19,418,206	49,668,530	55,397,221

Costs and Expenses:
Cost of Products Sold	8,011,801	10,618,537	24,518,838	29,452,919
Cost of Services Sold	3,860,746	3,316,929	11,057,584	9,612,685

Cost of Products and Services Sold	11,872,547	13,935,466	35,576,422	39,065,604
Selling and Administrative Expenses	4,948,614	4,534,103	13,969,973	13,628,682
Asset Impairment — MAC Divestiture	2,429,707	0	2,429,707	0
Research and Development Costs	313,203	255,779	907,939	915,673
Interest Expense	356,163	611,166	1,269,411	1,916,712

	19,920,234	19,336,514	54,153,452	55,526,671

Other Income: Gain from Life Insurance Policy	0	0	206,800
(Loss) Income Before Taxes	(3,618,305)	81,692	(4,278,122)	(129,450)
Provision for Income Taxes
State and Federal	0	(3,000)	0	12,500

Net (Loss) Income	(3,618,305)	84,692	(4,278,122)	(141,950)
Retained Earnings at Beginning of Period	7,375,675	7,295,708	8,035,492	7,522,350

Retained Earnings at End of Period	$3,757,370	$7,380,400	$3,757,370	$7,380,400

Net Loss (Income) Per Share — Basic and Diluted	$(0.59)	$0.01	$(0.69)	$(0.02)

Shares Used in Calculation — Basic and Diluted	6,108,769	6,046,129	6,095,563	6,019,390

TRANSMATION, INC

CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine months ended

	December 31, 2001	December 31, 2000

Cash Flow from Operating Activities:
Net Loss	$(4,278,122)	$(141,950)
Adjustments to reconcile Net Loss to Net Cash provided by Operating Activities:
Depreciation and Amortization	3,156,104	3,524,059
Impairment of Long-Lived Assets	2,429,707
Provision for Losses on Accounts Receivable	(114,299)	(48,600)
Provision for Losses in Inventory	(322,324)	(282,772)
Gain on Life Insurance Policy	(206,800)	0
Deferred Taxes	0	(3,000)
Other	24,215	(15,779)
Changes in Assets and Liabilities; net of divestitures
Accounts Receivable	2,989,733	1,040,767
Inventories	1,107,914	(5,218)
Prepaid Expenses & Deferred Charges	(405,843)	(392,314)
Accounts Payable	(1,741,930)	485,456
Accrued Payrolls, Commissions, and Other Liabilities	(14,861)	(563,057)
Deposit	500,000
Income Taxes Receivable/Payable	420,588	420,576
Deferred Compensation	(42,368)	(45,588)
Other	293,000	0

Net Cash Provided by Operating Activities	3,794,714	3,972,580

Cash Flow from Investing Activities:
Purchase of Properties	(906,611)	(654,835)
Proceeds from Sale of Divested Operations	10,500,000	0

Net Cash Generated (Used) in Investing Activities	9,593,389	(654,835)

Cash Flows from Financing Activities:
Payments on Long Term Debt	(12,999,107)	(3,377,993)
Proceeds from issuance of Common Stock	76,240	155,916

Net Cash Used in Financing Activities	(12,922,867)	(3,222,077)

Effect of Exchange Rate Changes on Cash	(18,629)	(83,599)

Net Increase in Cash	446,607	12,069
Cash at Beginning of Period	176,834	508,453

Cash at End of Period	$623,441	$520,522

TRANSMATION, INC

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

UNAUDITED

	Number of
	Shares of
	$.50 Par
	Value —	Common			Accumu-
	Common	Stock	Capital in		lated Other
	Stock Out-	Issued and	Excess of	Retained	Comprehen-	Treasury
	standing	Outstanding	Par Value	Earnings	sive Loss	Stock	TOTAL

Balance March 31, 2000	6,100,318	$3,050,159	$2,826,208	$7,522,350	$(131,695)	$(453,315)	$12,813,707

Components of Comprehensive Income:
Net Income				513,142			513,142
Currency Translation					(173,465)		(173,465)

Total Comprehensive Loss							339,677
Issuance of Stock	88,636	44,318	131,646				175,964

Balance March 31, 2001	6,188,954	3,094,477	2,957,854	8,035,492	(305,160)	(453,315)	13,329,348

Components of Comprehensive Income:
Net Loss				(4,278,122)			(4,278,122)
Currency Translation					(18,629)		(18,629)

Total Comprehensive Loss							(4,296,751)
Issuance of Stock	42,596	21,298	54,942				76,240

Balance December 31, 2001	6,231,550	$3,115,775	$3,012,796	$3,757,370	$(323,789)	$(453,315)	$9,108,837

Note 1 — Description of Business

Transmation, Inc. (“Transmation” or the “Company”) is primarily engaged in the sale and distribution, and service of electronic instrumentation which is used principally for measurement, indication and transmission of information.

The unaudited Condensed Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the condensed Consolidated Financial Statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements of the Company as of and for year ended March 31, 2001 as reported in its Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Note 2 — Inventories

The major classifications of inventory are as follows:

	December 31, 2001	March 31, 2001

Raw Materials and Purchased Parts	$1,304,050	$3,561,321
Work in Process	15,623	497,132
Finished Products	4,799,952	5,253,235

sub-total	6,119,625	9,311,688
Inventory Reserves	(947,998)	(912,754)

Total	$5,171,627	$8,398,934

Note 3 — Deferred Catalog Costs

Transmation amortizes the cost of each major catalog it mails over the catalog’s estimated productive life. The Company reviews response results from its catalog mailings on a continuous basis. If response results indicate that Transmation should adjust it’s amortization period from that originally established, such adjustments will be made. Deferred catalog costs totalled $312,736 at December 31, 2001 and $653,062 at March 31, 2001.

Note 4 — Business Segments

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

	Three Months Ended		Nine Months Ended

	December 31, 2001	December 31, 2000	December 31, 2001	December 31, 2000

Segment Sales
Product	$11,794,081	$15,499,406	$36,369,158	$42,978,661
Service	4,507,848	3,918,800	13,299,372	12,418,560

Total Consolidated Net Sales	16,301,929	19,418,206	49,668,530	55,397,221
Operating Income
Product	3,782,280	4,880,869	11,850,320	13,525,742
Service	647,102	601,871	2,241,788	2,805,875

Total Consolidated Operating Income	4,429,382	5,482,740	14,092,108	16,331,617
Unallocated Amounts
Selling and Administrative	4,948,614	4,534,103	13,763,173	13,628,682
Research and Development	313,203	255,779	907,939	915,673
Asset Impairment	2,429,707	—	2,429,707	—
Interest Expense	356,163	611,166	1,269,411	1,916,712

Total Unallocated Costs	8,047,687	5,401,048	18,370,230	16,461,067
Income (Loss) Before Taxes	$(3,618,305)	$81,692	$(4,278,122)	$(129,450)

Note 5 — Divestitures

On December 26, 2001, the Company sold Transmation Products Group (TPG), which produces instruments used to calibrate, measure and test physical parameters to Fluke Electronics Corp. (Fluke). The purchase price was $11.0 million, which included a $500,000 prepayment for various leases. The Company will be the world-wide distributor of TPG products for the next five years. In conjunction with the divestiture, the Company entered into an agreement with Fluke that requires Transmation to purchase a significant amount inventory from Fluke over the next five years. As a result of this agreement, SEC Staff Accounting Bulleting Topic 5E precludes the Company from recognizing this transaction as a sale for accounting purposes. The cash proceeds of $10.5 million, and the net assets transferred of $8.8 million will remain on the Company's balance sheet until the purchase commitments are either substantially modified or expire.

On January 18, 2002, the Company completed the sale of its Measurement and Control (MAC) unit to Hughes Corporation (Hughes) for $2.9 million, which includes approximately $215,000 in prepayments for various services that the Company will provide to Hughes. The loss on the sale of MAC of has been reflected in the Company's third quarter Consolidated Statement of Income.

For the first nine months of Fiscal 2002, and all of Fiscal 2001, TPG and MAC combined revenues from external customers amounted to $6,549,986 and $12,104,645, respectively.

Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition

The following discussion is based primarily on the consolidated financial statements of Transmation, Inc. as of December 31, 2001 and 2000 and for the three and nine month periods then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This Report may contain forward-looking statements based on current expectations, estimates and projections about the Company's industry, management's beliefs and assumptions made by management. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, actual results may differ materially from those expressed or forecast in any such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The impact of the attack of September 11, 2001 is having a materially adverse effect on the Company's current operations. Additionally, if the general slowdown in the United States economy does not improve, such a slowdown may adversely affect the Company's future financial performance. Factors which could adversely influence the Company's performance include the rapidity with which the Company moves to realign management in the sales and marketing areas and the ability of the Company to introduce future and more profitable Cal Lab operations. Additionally, the Company will need to devote significant time to finding a new lender. The Company believes that these factors could be further influenced by the general economic slowdown and the events of September 11, 2001.

Critical Accounting Policies

The Company has prepared its consolidated financial statements in conformity with accounting principles accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Furthermore, certain contra revenue accounts also require management to make estimated accruals. Actual results could differ from those estimates. For a complete discussion of the Company’s significant accounting policies, refer to Note 1 in Item 8 of the Company’s 2001 Form 10-K. A summary of the Company’s most critical accounting policies follows:

Deferred Catalog Costs

The Company amortizes the cost of each major catalog it mails over that catalog’s estimated productive life, which is currently two years. The Company reviews sales results from its catalog mailings on a continuous basis. If these sales results should indicate a shift in sales trends, the Company would have to modify the periods in which it recognizes these costs. At December 31, 2001, the Company has deferred approximately $312,736 in catalog costs, of which $86,256 will be expensed in the current fiscal year, $196,480 in Fiscal 2003, and $30,000 in Fiscal 2004. The Company has not had to adjust the catalog’s productive life in the past.

Deferred Sale of Transmation Products Group

As a result of certain post acquisition contingencies, the Company is, according to generally accepted accounting principles, unable to recognize the divestiture of it’s subsidiary, Transmation Products Group (TPG), as an accounting sale. The proceeds from the divestiture of TPG will be presented as a liability and the net assets transferred will be presented as an asset in the Company’s consolidated balance sheet. These contingencies are scheduled to expire in the Company’s 2006 fiscal year. Unless these contingencies are substantially modified, or eliminated, the Company will not be able to recognize the gain on this divestiture until that time. The purchaser of TPG does not have the right to rescind the transaction under any circumstances.

Impairment of Long-Lived Assets (including Goodwill)

The Company currently amortizes the excess of purchase price over assets acquired over a period of 20 years. Upon a change of circumstances, the Company tests its goodwill for impairment by comparing undiscounted cash flows to the carrying value of the goodwill. As a result of the recent divestitures, the Company is currently determining if the prospective cash flows are adequate to justify the goodwill recorded by the Company. In addition, on April 1, 2002, the Company is adopting Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Upon adopting SFAS 142, the Company is required to calculate the fair market value of the recorded goodwill. If the fair market value of the goodwill does not exceed the carrying value of the goodwill, a write down of the remaining goodwill is necessitated. The Company is currently evaluating the fair market value of its goodwill. At December 31, 2001, goodwill amounted to $12,091,253.

Liquidity and Capital Resources

The Company’s primary sources of liquidity and capital are funds provided under its Credit Facility with banks and cash flows from operations.

Cash flow generated as a result of depreciation and amortization for the first nine months of Fiscal 2002 was $3,156,104. This positive cash flow along with the reduction in trade receivables, inventories and income tax refunds offset the uses of funds in trade payables of $1,741,930 and capital expenditures of $906,611.

As of December 31, 2001, the Company had a working capital deficit of $4,385,335. This is primarily a result of the reclassification of the Company's long-term debt to short-term debt.

In July 2001, the Company entered into a Fifth Amendment to its Credit and Loan Agreement with Key Bank, N.A. and Citizens Bank (the “Banks”) dated August 8, 1998 (the “Credit Facility”) which extended the maturity date for an additional year. Also in August 2001, the Company undertook a process whereby it determined to divest itself of TPG and MAC. The purpose of the divestiture was twofold. First, the Company’s Board of Directors had determined that the Company needed to focus on its core businesses, primarily Distribution Products and Calibration Labs. Second, the Company needed to pay down its indebtedness to the Banks given the one-year extension provided by the Banks for the Credit Facility.

As previously disclosed on Form 8-K, dated January 10, 2002, and Form 8-K, dated February 4, 2002, the Company sold all of its stock in TPG and substantially all of the assets in MAC. The sales of TPG and MAC generated approximately $13,500,000 in cash. A substantial portion of the cash proceeds received from the sales of these two entities were used to pay down the Company’s indebtedness to the Banks. The indebtedness was paid down as follows:

Term Loan A	$2,303,494
Term Loan B	$7,040,000
Revolver	$3,867,268

As of the date of this filing, the Company currently has outstanding borrowings with the Banks under the Credit Facility as follows:

Term Loan A	$3,096,506
Term Loan B	$—
Revolver	$6,390,294

In connection with the sale of TPG and MAC, the Company was required to amend the Credit Facility. Pursuant to the Sixth and Seventh Amendments to the Credit Facility, the Company’s borrowing base under its Revolving Line of Credit was reduced to $8,900,000. As a result of these Amendments, the Company currently has available borrowings under the Revolving Line of Credit of approximately $2,200,000. Prior to undertaking its divestiture strategy, the Company had borrowings oustanding under the Credit Facility of approximately $25,000,000. To date, the Company’s current borrowings (Term Loan and Revolving Line of Credit) are approximately $9,500,000. In the short term, the Company expects to see a quarterly decrease in its debt service of approximately $525,000, thereby freeing up cash for continuing operations.

Since August 2001, the Company has also seen a decline in operating cash flow as compared to the prior year, primarily as a result of lower revenues caused by the general economic recession throughout the United States. The Company believes sales and resulting operating cash flow have also been negatively affected by the events of September 11, 2001.

A significant commitment for the Company for Fiscal Year 2003 is the amounts due and owing to the Banks in August 2002 pursuant to the Company’s Credit Facility. Although the Company has not been formally notified by the Banks of their intention not to renew the Credit Facility, the Company now believes that it is unlikely that such a renewal will be forthcoming. The Company continues to explore, and is actively seeking, alternative sources with other banks and lending institutions. These financing sources may not provide financing to the Company on terms as favorable as the arrangement the Company currently has with the Banks.

If the Company is unsuccessful in securing a senior lender to replace the Banks, it will need to seek additional financing alternatives (such as factoring, equity lines of credit and other non-conventional financing mechanisms) which could materially and adversely affect the Company’s operating results. If the Company is unable to obtain any additional financing, it will need to renegotiate terms with the Banks. The Company believes any such renegotiations will negatively impact future liquidity.

As previously disclosed in the Company’s 10-Q for the six months ended September 30, 2001, a cost reduction program was initiated in the beginning of August 2001. These cost-cutting measures included closely monitoring new hires and postponing or eliminating expenditures. The Company believes these measures will help to improve its operating capital but will not serve as a long-term answer to its future liquidity needs.

Results of Operations

October 1, 2001 — December 31, 2001
to
October 1, 2000 — December 31, 2000

Total sales generated in the current quarter was 16.0% less than the same quarter last year, $16,302,000 compared to $19,418,000. The primary contributors to this reduction were in the Company’s Transcat Division in the product sales and modified meters in the Company’s MAC operation. Some of these reductions are attributable to the sales in foreign markets and the general economic slowdown within the U.S. Continued efforts to re-focus on customer quotes and competitive pricing are expected to enhance future sales efforts. Management realignment in the outside sales area designed at core customer attention are expected to enable sales efforts to generate additional revenue from long-term customers as well as attempting to market to potential new customers through customer data list research. The Company expects to begin to see additional revenues in the ensuing months as a result of new operations on the west coast and additional capabilities in other labs to further satisfy customer expectations. Any additional lab openings or further support of additional lab capabilities will depend on the Company’s ability to successfully negotiate new financing terms with a lender.

As a result of the recently concluded sales of the TPG and MAC business units, the Company’s sales will be reduced. During the first three months of Fiscal 2002, TPG and MAC revenues from external customers amounted to $1,870,574.

Cost of Products Sold increased 1.0% from 71.8% to 72.8% when comparing both Quarters. Margins remained lower than expected in the Company’s Cal Lab Division as was the same case in the 3rd Quarter of Fiscal 2001.

Selling, General and Administrative expenses increased by 7.1% from 23.3% to 30.4% when viewing both Quarters. These expenses in the current quarter were $415,000 more than the same quarter last year. The increase is primarily due to additional hirings in the Selling & Marketing areas which occurred prior to the commencement of the third quarter.

As a result of the Company’s sale of MAC (referred to in Note 5 of Item 1), the Company wrote down the value of its goodwill by $2,429,707. Due to the recent sales transactions, the Company is evaluating the remainder of its goodwill which may lead to an additional impairment in the Company’s fourth quarter.

Research and Development costs increased when compared to the same quarter last year. This was due primarily to salary reclassifications and a one-time severance expense. Due to the Company’s recent divestitures of TPG and MAC, the Company expects that it will no longer have any Research and Development expenses.

Interest expense was reduced by approximately 41.7% in the three month period ended December 31, 2001 compared to the same three month period in the prior year. This decline is a result of lower average borrowings and lower interest rates during the later period.

April 1, 2001 — December 31, 2001
to
April 1, 2000 — December 31, 2000

Revenue was $49,669,000 in the nine months ended December 30, 2001 compared to $55,397,000 in the nine months ended December 31, 2000, a reduction of 10.3%. This reduction resulted from lower sales in the international markets, distribution products and modified meters. Continued efforts are focused on customer expectations, sales channels and quote response. Management realignment in the sales and marketing areas should also enhance future sales efforts.

As a result of the recently concluded sales of the TPG and MAC business units, the Company’s sales will be reduced. During the first nine months of Fiscal 2002, TPG and MAC revenues from external customers amounted to $6,549,986.

Cost of Product Sold was 71.6% of sales in the first nine months of Fiscal 2002 compared to a 70.5% rate in the same period in Fiscal 2001. Additional costs were incurred in the Cal-Lab operations as result of a new lab start-up on the west coast and increased equipment capabilities at various labs to support new customer expectations. Future sales in this division are expected to offset these costs and margins should increase to expected levels.

Selling, General and Administrative expenses increased by $134,000 during the first nine months of Fiscal 2002 when compared to the same period in Fiscal 2001. The expenses as a percent to sales increased from 24.6% to 27.7%. This is due to lower sales volumes in Fiscal 2002 compared to Fiscal 2001 and additional hirings.

Interest expense was reduced by approximately 33.8% in the nine month period ended December 31, 2001 compared to the same nine month period in the prior year. This decline is a result of lower average borrowings and lower interest rates during the later period.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to changes in interest rates is from investing and borrowing activities. At December 31, 2001, the Company had no interest rate swap agreements in place which would limit its exposure to upward movements in interest rates. In the event interest rates were to move up or down by 1%, interest expense would increase or decrease by approximately $100,000 in the upcoming year assuming average borrowing levels remained constant from year to year.

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

     (a), (b), (c), (d)

     None.

Item 3 — Defaults Upon Senior Securities

     None.

Item 4 — Submission of Matters to a Vote of Security Holders

     None.

Item 5 — Other Information

     None.

Item 6 — Exhibits and Reports on Form 8-K

a)	See Index to Exhibits

b)	Reports on Form 8-K

Report on Form 8-K dated December 26, 2001 reporting on Item 5. Other Events and Regulation FD Disclosure was filed during the quarter for which this report is filed.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:	February 19, 2002	By:	TRANSMATION, INC. /s/ Peter J. Adamski Peter J. Adamski Vice President — Finance and CFO

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not Applicable.

(3)	Articles of Incorporation and By-Laws.

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31, 1988.

(4)	Instruments defining the rights of security holders, including indentures.

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

Sixth Amendment to Credit and Loan Agreement dated as of December 26, 2001 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 8-K dated January 10, 2002.

Seventh Amendment to Credit and Loan Agreement dated as of January 18, 2002 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 8-K dated January 22, 2002.

(10)	Material Contracts.

(a)	Amendment No. 7 to the Transmation, Inc. Directors’ Stock Plan is included herein as Exhibit 10(a).

(11)	Statement re Computation of Per Share Earnings.

Computation can be clearly determined from the Consolidated Statement of Income included herein as Item 1.

(15)	Letter re unaudited interim financial information.

Not Applicable.

(18)	Letter re change in accounting principles.

Not Applicable.

(19)	Report furnished to security holders.

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not Applicable.

(23)	Consents of Experts and Counsel.

Not Applicable

(24)	Power of Attorney.

Not Applicable.

(99)	Additional Exhibits.

Not Applicable