Form 10-K
period 2002-03-31
TRANSMATION INC
filed 2002-07-02
CIK 99302

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( ✓ ) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required) For the fiscal year ended March 31, 2002

OR

______ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from ________________________ to ___________________________

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

Common Stock $0.50 Par Value

(Title of Class)

Indicate by check mark ( ✓ ) whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes    ✓    or No

Indicate by check mark ( ✓ ) if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ( ✓ )

The aggregate market value of the voting stock held by non-affiliates of the registrant is $5,636,784 as of the close of business May 31, 2002. Market value is determined by reference to the final NASDAQ quotation of the price paid for Transmation stock as of that date.

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the close of business on May 31, 2002.

Class	Number of Shares Outstanding
Common	6,161,484

Documents incorporated by reference and the part of Form 10-K into which they are incorporated are listed hereunder.

Part of Form 10-K	Document Incorporated

Part III	Registrant’s definitive Proxy Statement for Annual Meeting
of Shareholders to be held on August 20, 2002

Pursuant to Rule 12b-25(b), this Form 10-K does not include the following:

1.	Item 6, Selected Financial Data.

2.	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

3.	Item 8, Financial Statements and Supplementary Data.

PART I

Item 1. Business.

Transmation, Inc. (“us” or “we”), an Ohio corporation organized in 1964, primarily distributes, sells and services instrumentation. The principle instruments that we sell and service are used to calibrate, measure and test many physical parameters in industry and science.

The principal market for the products and services we sell is in the process industry. Within that market, we primarily target the petroleum refining and chemical manufacturing industries and secondarily target the pulp and paper, utility, gas pipeline and primary metals, pharmaceutical, fiber optics and telecommunications industries.

The products that we sell are produced by approximately 250 manufacturers. These products range in price from $100 to more than $20,000 for large calibration test systems. The services that we provide range in price from $50 for a product certification to more than $100,000 for large on-site service projects.

We believe that we are uniquely positioned in our industry because of the array of products and services that we offer. In many cases, our customers can fulfill a significant portion of their product and service requirements just from us. By selling both products and services to customers, we also spread our sales and administrative costs over both activities and can better penetrate customer accounts to achieve enhanced sales compared to our competitors who do not offer both product and service solutions.

Product Sales.

Our product sales are generated by our Transcat Distribution Division (“Transcat”), our MetersandInstruments.com subsidiary and Transmation (Canada), Inc., our Canadian subsidiary.

     Transcat. We sell the majority of our test, measurement and calibration equipment and services through Transcat. Transcat sells these products and services through its catalog, by direct mailings, over the Internet and directly through its sales force. Transcat distributes a catalog, which is now approximately 800 pages in length, to existing and prospective customers in Canada, Europe and Asia. Transcat also makes periodic mailings to existing and prospective customers to develop additional sales and further leads for future mailings.

     In fiscal 1999, we introduced the Transcat.com® website. This site permits Transcat’s customers to purchase many of the products contained in the Transcat catalog on-line and utilize this site as a technical resource.

     In addition to catalog and Internet sales, Transcat also makes direct sales of equipment and services. Transcat has over 25 direct sales people and sales managers in the United States and Canada and maintains one regional sales manager in China. We also have arrangements with over 76 sales representative and distributor organizations, each employing one or more sales engineers, located in other areas of concentrated or potential demand in the United States, Canada, the Far East, Central and South America, Australia, the Middle East and Europe. These sales representatives and distributors either promote products on a commission basis or purchase them from us at a discount and resell such products to end users.

     MetersandInstruments.com. In fiscal 2000, we incorporated MetersandInstruments.com to target on-line sales to customers who are traditionally well informed in their purchasing practices. In addition to its “on-line” catalog, MetersandInstruments.com makes periodic conventional and electronic mailings to existing and prospective customers. It also advertises extensively in appropriate trade publications to promote site awareness among customers and prospective customers.

     Transmation (Canada), Inc. We operate a subsidiary in Canada that sells both products and services to Canadian process, life sciences and telecommunication customer segments. To support that effort, we operate two CalLab Facilities and have four product sales representatives in Canada.

Services.

In addition to selling instruments, we also service instruments through our Transcat CalLab operations. Transcat CalLab provides periodic calibration and repair services for customer’s instrumentation. Thirteen of our CalLab facilities are Guild 25 certified and all of these facilities are ISO 9002 registered. On March 31, 2002, there were Transcat CalLab facilities in 15 locations in the United States and Canada.

Divestitures; Termination of Business Venture.

In 2001 and early 2002, we refocused our business away from manufacturing products to the sale, distribution and servicing of products. To accomplish this, we divested or terminated the following business segments:

     Transmation Products Group. On December 26, 2001, we sold the Transmation Products Group (TPG), which produced instruments used to calibrate, measure and test physical parameters, to Fluke Electronics Corp. (Fluke). The purchase price was $11.0 million, which included a $0.5 million prepayment for various leases and make-ready, move expenses. In connection with that transaction, we entered into a distribution agreement with Fluke to be the exclusive world-wide distributor of TPG products for the next five years. Under that agreement, we also agreed to purchase a significant amount of inventory from Fluke over the next five years. As a result of this distribution relationship, SEC Staff Accounting Bulletin, Topic 5E, precludes us from recognizing this transaction as a sale for accounting purposes. The cash proceeds of $10.5 million and the net assets transferred of $8.8 million will remain on our balance sheet until the purchase commitments under the distribution agreement are either substantially modified or expire.

     Measurements and Controls Division. On January 18, 2002, we sold our Measurements and Controls division (MAC), which provided value-added meter modification, test and measurement equipment distribution and related service and repair, to Hughes Corporation (Hughes). The purchase price was $2.9 million, which includes approximately $0.2 million in prepayments for various services we will provide to Hughes. The loss on the sale of MAC was reflected in our third quarter Consolidated Statement of Income. As a result of the sale of MAC, we wrote down the value of our goodwill, recording an asset impairment charge of $4.5 million.

     For fiscal year 2002 and 2001, the following provides the combined sales and gross profit of the divested MAC and TPG business units that are reported in the Consolidated Statement of Operations:

	2002	2001

	(in thousands)
Sales	$6,298	$9,148
Gross Profit	$1,872	$2,717

     Dissolution of Puerto Rican Joint Venture. In 2001, we entered into a joint venture to perform calibration services in Puerto Rico. By mutual agreement, we have recently terminated that joint venture because the goals for increased calibration services were not met. Our partner in this venture, who was our products agent, will continue as our exclusive products agent in that market.

General.

Our future performance will depend substantially on our ability to manage our business operations, respond to competitive developments, further develop markets for our services and penetrate markets for product distribution, and to anticipate future customer needs and provide solutions for customers in a timely, cost-effective manner.

Our executive offices are located at 10 Vantage Point Drive, Rochester, New York 14624. Our telephone number is (585) 352-7777.

The following information is set forth as it is deemed material to an understanding of our business:

Competition.

The market in which we sell products and related services is highly competitive. Competition for sales in distribution and service is quite fragmented and ranges from large, well financed national distributors to small local distribution organizations and service providers, as well as the manufacturers of products themselves. We compete on the basis of customer service and support, service quality and turn around, inventory availability and price. To maintain our competitive position with respect to such products and services, we must continually demonstrate to our customers our commitment to achieving the highest level of performance possible for a distributor and compete effectively in the areas described above.

Significant Customers.

We made no sales to any customer or controlled group which amounted to 10% or more of our consolidated net sales from 2000 to 2002. We are not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on our business.

Backlog.

At the close of the fiscal year ended March 31, 2002, we had a firm order backlog of approximately $1.3 million as compared to $2.5 million in 2001 and $3.1 million in 2000. We anticipate that 100% of our backlog existing on March 31, 2002 will be filled by shipments in fiscal year 2003. Our sales cycle from order to delivery is 1 day to 12 weeks on all product categories. Backlog has generally not been a significant factor in our business.

Seasonality.

We believe that our line of business has certain historical seasonal factors. The second quarter is generally weaker and the fourth quarter historically stronger due to typical industrial operating cycles.

Inventories.

The products that we sell are generally available from only one source per product (i.e. the manufacturer). Occasionally, we find product substitutions from other sources.

Patents/Trademarks.

Our success and ability to compete depends, in part, upon protecting our proprietary rights. We cannot assure that the measures taken by us will be adequate to deter misappropriation of our intellectual property or that our intellectual property rights can be successfully enforced or defended if challenged. In connection with the recent sale of TPG and MAC, we sold all of our patents and several trademarks to Fluke Electronics and Hughes Corporation, including the rights to the name TRANSMATION, which we sold to, and currently license from, Fluke Electronics. After these divestitures, our intellectual property includes only the following registered trademarks in the United States: TRANSCAT, QUICKCAL, CALXPRESS, SHOP ACCESS, AUTO-CHECK, CAL-PLUS, CALTRAK, PNEU-CAL, PNEU-CALII, QUICK-CHECK, QUIK-PAK, SNAP PACK, TECHCHEK, TOOL BOX TOOLS.

Because we sold our rights in the name Transmation to Fluke Electronics and under the terms of our agreements with Fluke, during fiscal year 2003 we will change our name. It is the opinion of management that this change in the corporate name will have no material adverse effect on us. At this time, we expect to change our name to “Transcat.”

Research and Development.

As a result of the sale of TPG, we no longer manufacture products and therefore no longer have any research and development expense. During the fiscal year ended March 31, 2002 and up to the date of the TPG divestiture, we spent approximately $0.9 million in research and development as compared with approximate expenditures of $1.2 million in 2001 and $1.5 million in 2000.

Employees.

On March 31, 2002, we employed 247 persons, including 1 part time employee. We employed 345 persons, including 7 part time employees, as of March 31, 2001 and 351 persons, including 3 part time employees at March 31, 2000. The decrease in employees as of March 31, 2002 is due to the divestitures of MAC and TPG during that fiscal year and a restructuring announced and implemented in March 2002 impacting 22 employees. None of our employees is subject to a collective bargaining agreement.

Environmental Matters.

We do not believe that compliance with federal, state or local provisions relating to the protection of the environment have any material effect on our capital expenditures, earnings or competitive position.

Information as to classes of similar products.

We sell and service predominately test, measurement and calibration products, which together constitute a single class of product.

Information Regarding Export Sales.

Approximately 14.3 percent of our sales in fiscal year 2002 resulted from sales in foreign countries. This compares with approximately 14.0 percent of sales in 2000 and 14.9 percent of sales in 2000. Sales in foreign countries generate relatively the same profit margins as domestic sales. Our percentage of foreign sales is impacted by the strength of the United States dollar in relation to other currencies. When the United States dollar is stronger than foreign currencies, we have historically had weaker foreign sales. Specifically, we believe that the stronger United States dollar contributed to reduce sales in all years 2000-2002, below levels, which would otherwise have been anticipated from Asian markets. Those markets are areas of significant market potential for us. We believe that continued weakness in Asian currencies could have a negative influence on our future sales to Asia although it is impossible to predict the magnitude of such impact. In addition, our revenues are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business.

Item 2. Properties.

We currently lease 26,000 square feet of space in Rochester, New York for certain executive, administrative, sales and service purposes. The lease for that facility will expire in October 2002. We lease an additional facility of approximately 27,000 square feet at 35 Vantage Point Drive in Rochester, New York that had housed the TPG business that was divested in December 2001. The lease for that facility expires in March 2009. During Fiscal Year 2003, we will move our Rochester operations into this facility. Various sales office and CalLab space is leased by us and our subsidiary, Transmation (Canada), Inc.

After the move referenced above, our facilities will be fully utilized and suitable for our current and anticipated future needs. We were credited for duplicate rent expense and estimated move costs in the transaction to divest TPG.

Item 3. Legal Proceedings.

In May, 2002, our former Vice President — Finance sued us in New York Supreme Court, Monroe County alleging, among other things, that we breached the terms of his Employment Agreement with us when his employment was terminated. He is seeking, at a minimum, approximately $460,000 to compensate him for lost wages and unpaid vacation. We disagree with the claims asserted by Mr. Adamski against us, do not believe that he is entitled to any relief and are defending this action to the maximum extent possible.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock is traded in NASDAQ under the symbol TRNS. A record of actual transactions in our stock is reflected in the following table:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002	High	$3.00	$3.11	$1.82	$1.90
	Low	$1.50	$0.98	$1.07	$0.95
2001	High	$3.13	$3.75	$2.38	$2.66
	Low	$2.00	$1.69	$0.66	$0.94

At May 31, 2002, there were approximately 900 shareholders.

The Company has paid no cash dividends since its inception.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to changes in interest rates results from borrowing activities. At March 31, 2002, we had no interest rate swap agreements in place that would limit our exposure to upward movements in interest rates. In the event interest rates were to move by 1%, interest expense would increase or decrease by approximately $0.1 million compared to that which would result if rates were to remain constant with rates which existed at March 31, 2001, assuming average borrowing levels remained constant with those in effect at March 31, 2002. During fiscal year 2002, proceeds from divestitures were used to significantly reduce debt.

More than 93% of our sales are denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenues by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjusts sales prices for products and services sold in Canadian dollars as appropriate to safeguard the profitability of sales recorded in Canadian dollars.

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.

Not Applicable.

PART III

The information required by Items 10, 11 and 13 is presented in the definitive proxy statement to be filed pursuant to Regulation 14A which Transmation will file within the period prescribed in connection with the annual meeting of shareholders to be held on August 20, 2002 and which is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation’s equity compensation plans as of March 31, 2002.

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans	978,963	$4.34	838,735
approved by security holders

Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

2.	Financial Statement Schedules

3.	Index to Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

NOT APPLICABLE

(3)	Articles of Incorporation and By-Laws

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995, and Exhibit 3 (i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	Bylaws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31,1988.

(4)	Instruments defining the rights of security holders, including indentures

The documents listed under (3) are incorporated herein by reference.

Credit and Loan Agreement dated August 7, 1998 between Transmation, Inc. and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.

Second Amendment to Credit and Loan Agreement dated as of February 9, 1999 by and among Transmation, Inc. certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(b) to the Registrant’s Form 8-K dated February 9, 1999.

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

Sixth Amendment to Credit and Loan Agreement dated as of December 26, 2001 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(b) to the Registrant’s Form 8-K dated January 10, 2002.

Seventh Amendment to Credit and Loan Agreement dated as of January 18, 2002 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(b) to the Registrant’s Form 8-K dated January 22, 2002.

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

Amendment No. 1 to the Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit10 (b) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1996.

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

Amendment No. 8 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001.

Employment Agreement dated as of January 29, 2001 by and between Transmation, Inc. and Peter J. Adamski is incorporated herein by reference to Exhibit 10(b) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001.

Amendment No. 4 to the Transmation, Inc. Employee’s Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001.

Amendment No. 8 to the Transmation, Inc. Amended and Restated Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001.

Amendment No. 7 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2001.

Amendment No. 9 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is included herein as Exhibit 10(a).

(11)	Statement re Computation of Per Share Earnings
Computation can be clearly determined from Note 8 to the Financial Statements included herein at Item 8 and information on the Consolidated Statement of Operations, which will be filed by amendment.

(12)	Statements re Computation of Ratios

NOT APPLICABLE

(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders

NOT APPLICABLE

(16)	Letter re Change in Certifying Accountant

NOT APPLICABLE

(18)	Letter re Change in Accounting Principles

NOT APPLICABLE

(21)	Subsidiaries of Registrant

Subsidiaries of the Registrant are included herein as Exhibit 21.

(22)	Published Report Regarding Matters Submitted to Vote of Security Holders

NOT APPLICABLE

(23)	Consents of Experts and Counsel

Consent of PricewaterhouseCoopers LLP will be filed by amendment.

(24)	Power of Attorney

NOT APPLICABLE

(99)	Additional Exhibits

NOT APPLICABLE

(b)	The following reports on Form 8-K were filed during the last quarter of the period covered by this report:

Report dated January 10, 2002 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits (Pro Forma Financial Statements of the Registrant were filed with this Report.)

Report dated January 22, 2002 reporting on Item 5. Other Events and Regulation FD Disclosure (filed January 24, 2002)

Report dated January 22, 2002 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits (filed February 5, 2002)
(Pro Forma Financial Statements of the Registrant were filed with this Report.)

Report dated February 18, 2002 reporting on Item 5. Other Events and Regulation FD Disclosure

Report dated May 6, 2002 reporting on Item 5. Other Events and Regulation FD Disclosure

Amended Report dated June 5, 2002 (amending Report dated January 10, 2002) reporting on Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

(c)	See (b) above.

(d)	(1)	NOT APPLICABLE

	(2)	NOT APPLICABLE

	(3)	See Item 8 (to be filed by amendment)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMATION, INC.

By: /s/ Carl E. Sassano	By: /s/ Cornelius J. Murphy
Carl E. Sassano, President & Chief Executive Officer, Director	Cornelius J. Murphy, Chairman of the Board of
(Principle Executive Officer)	Directors

Date: June 26, 2002	Date: June 26, 2002

By: /s/ E. Lee Garelick	By:
E. Lee Garelick, Director	Francis R. Bradley, Director

Date: June 26, 2002	Date: June 26, 2002

By:	By: /s/ Harvey J. Palmer
Nancy D. Hessler, Director	Dr. Harvey J. Palmer, Director

Date: June 26, 2002	Date: June 26, 2002

By: /s/ Charles P. Hadeed	By: /s/ Robert G. Klimasewski
Charles P. Hadeed, Vice President Finance & CFO	Robert G. Klimasewski, Director
(Principle Financial Officer and Principle Accounting Officer)

Date: June 26, 2002	Date: June 26, 2002

By: /s/ Paul D. Moore, Director
Paul D. Moore, Director

Date: June 26, 2002