Form 10-K/A
period 2002-03-31
TRANSMATION INC
filed 2002-07-18
CIK 99302

         The following items were the subject of a Form 12b-25 and are included herein: Item 6, Item 7 and Item 8.

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

Common Stock $0.50 Par Value

(Title of Class)

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes or No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.

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

Part I

Item 1. Business

Transmation, Inc. (“us” or “we”), an Ohio corporation organized in 1964, primarily distributes, sells and services instrumentation. The principal instruments that we sell and service are used to calibrate, measure and test many physical parameters in industry and science.

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

Product Sales.

Our product sales are generated by our Transcat Products Operation (“Transcat”), our MetersandInstruments.com subsidiary and Transmation (Canada), Inc., our Canadian subsidiary.

         Transcat. We sell the majority of our test, measurement and calibration equipment and services through Transcat. Transcat sells these products and services through its catalog, by direct mailings, over the Internet and directly through its sales force. Transcat distributes a catalog, which is now approximately 800 pages in length, to existing and prospective customers in the United States and Canada. Transcat also makes periodic mailings to existing and prospective customers to develop additional sales and further leads for future mailings.

         In fiscal 1999, we introduced the Transcat.com website. This site permits Transcat’s customers to purchase many of the products contained in the Transcat catalog on-line and utilize this site as a technical resource.

         In addition to catalog and Internet sales, Transcat also makes direct sales of equipment and services. Transcat has over 25 direct sales people and sales managers in the United States and Canada and maintains one regional sales manager in China. We also have arrangements with 76 sales representative and distributor organizations, each employing one or more sales engineers, located in other areas of concentrated or potential demand in the United States, Canada, the Far East, Central and South America, Australia, the Middle East and Europe. Our sales representatives and distributors either promote products on a commission basis or purchase them from us at a discount and resell such products to end users.

         MetersandInstruments.com. In fiscal 2000, we incorporated MetersandInstruments.com to target on-line sales to customers who are traditionally well informed in their purchasing practices. In addition to its on-line catalog, MetersandInstruments.com makes periodic conventional and electronic mailings to existing and prospective customers. It also advertises extensively in appropriate trade publications to promote site awareness among customers and prospective customers.

         Transmation (Canada). We operate a subsidiary in Canada that sells both products and services to Canadian process, life sciences and telecommunication customer segments. To support that effort, Transcat operates two CalLab Facilities (See “Services” below) and has four product sales representatives.

Services.

In addition to selling instruments, we also service instruments through our Transcat CalLab operations. Transcat CalLab provides periodic calibration and repair services for our customers’ instrumentation. Thirteen of our CalLab facilities are Guide 17025 certified and all of these facilities are ISO 9002 registered. On March 31, 2002, there were Transcat CalLab facilities in 15 locations in the United States and Canada.

Divestitures; Termination of Business Venture.

In 2001 and early 2002, we refocused our business away from manufacturing products and on to the sale, distribution and service of products. To accomplish this, we divested or terminated the following business segments:

         Transmation Products Group. On December 26, 2001, we sold the Transmation Products Group (TPG), which produced instruments used to calibrate, measure and test physical parameters, to Fluke Electronics Corp. (Fluke). The purchase price was $11.0 million, which includes a $0.5 million prepayment for various leases and make-ready, move expenses. Any of the $0.5 million prepayment that is unused will be used to pay down our term loan. In connection with this transaction, we entered into a distribution agreement with Fluke to be the exclusive world-wide distributor of TPG products for the next five years. Under the distribution agreement, we also agreed to purchase a significant amount of inventory from Fluke over the next five years. As a result of this distribution relationship, SEC Staff Accounting Bulletin, Topic 5E, precludes us from recognizing the gain of $1.5 million on this transaction. Accordingly, the gain will remain on our Consolidated Balance Sheet until the purchase commitments under the distribution agreement are either substantially modified or expire.

         Measurements and Controls Division. On January 18, 2002, we sold our Measurements and Controls division (MAC), which provided value-added meter modification, test and measurement equipment distribution and related service and repair, to Hughes Corporation (Hughes). The purchase price was $2.9 million, which includes approximately $0.2 million in prepayments for various services we will provide to Hughes. MAC was sold at a loss of $4.5 million, and the loss on the sale of MAC was reflected in our third quarter Consolidated Statement of Income.

         For fiscal year 2002 and 2001, the following provides the combined sales and gross profit of the divested MAC and TPG business units that are reported in the Consolidated Statement of Operations:

	2002	2001

	(in thousands)
Sales	$6,298	$9,148

Gross Profit	$1,872	$2,717

         Dissolution of Puerto Rican Joint Venture. In 2001, we entered into a joint venture to perform calibration services in Puerto Rico. By mutual agreement, we terminated that joint venture because the goals for increased calibration services were not met. Our partner in this venture, who was our products agent, will continue as our exclusive products agent in the Puerto Rican market.

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

Significant Customers.

We made no sales to any customer or controlled group which amounted to 10% or more of our consolidated net sales from 2000 to 2002. We are not dependent on a single customer or a few customers. The loss of any one customer would not have a material adverse effect on our business, cash flows, balance sheet or results of operations.

Backlog.

At the close of the fiscal year ended March 31, 2002, we had a firm order backlog of approximately $1.3 million as compared to $2.5 million in 2001 and $3.1 million in 2000. We anticipate that 100% of our backlog existing on March 31, 2002 will be filled by shipments in fiscal year 2003. Our sales cycle from order to delivery is one day to 12 weeks on all product categories. Backlog has generally not been a significant factor in our business.

Seasonality.

We believe that our line of business has certain historical seasonal factors. The second quarter is generally weaker and the fourth quarter historically stronger due to typical industrial operating cycles.

Inventories.

Each product that we sell is generally available from only one source (i.e. the manufacturer). Occasionally, we find product substitutions from other sources.

Patents/Trademarks.

Our success and ability to compete depends, in part, upon protecting our intellectual property rights. We cannot assure that the measures taken by us will be adequate to deter misappropriation of our intellectual property or that our intellectual property rights can be successfully enforced or defended if challenged. In connection with the recent sale of TPG and MAC, we sold all of our patents and several trademarks to Fluke Electronics and Hughes Corporation, including the rights to the name TRANSMATION, which we sold to, and currently license from, Fluke Electronics. After these divestitures, our intellectual property consists of only the following registered trademarks in the United States: TRANSCAT, QUICKCAL, CALXPRESS, SHOP ACCESS, AUTO-CHECK, CAL-PLUS, CALTRAK, PNEU-CAL, PNEU-CALII, QUICK-CHECK, QUIK-PAK, SNAP PACK, T (DESIGN), TECHCHEK, TOOL BOX TOOLS.

Because we sold our rights in the name Transmation to Fluke Electronics and under the terms of our agreements with Fluke, during fiscal year 2003 we will change our name. It is the opinion of management that this change in the corporate name will have no material adverse effect on us. At this time, we expect to change our name to “Transcat.”

Research and Development.

As a result of the sale of TPG, we no longer manufacture products and therefore no longer have any research and development expense. During the fiscal year ended March 31, 2002 and up to the date of the TPG divestiture, we spent approximately $0.9 million on research and development as compared with approximate expenditures of $1.2 million in 2001 and $1.5 million in 2000.

Employees.

On March 31, 2002, we employed 247 persons, including one part time employee. We employed 345 persons, including seven part time employees, on March 31, 2001 and 351 persons, including three part time employees, on March 31, 2000. The decrease in the number of our employees from March 31, 2001 to March 31, 2002 is due to the divestitures of MAC and TPG during that fiscal year and a restructuring announced and implemented in March 2002, which impacted 22 employees. None of our employees is subject to a collective bargaining agreement.

Environmental Matters.

We do not believe that compliance with federal, state or local provisions relating to the protection of the environment have any material effect on our capital expenditures, earnings or competitive position.

Information as to Classes of Similar Products.

We sell and service predominately one type of product, that being test, measurement and calibration products.

Information Regarding Export Sales.

         Approximately 14.3% of our sales in fiscal year 2002 resulted from sales in foreign countries. This compares with approximately 14.0% of sales in 2001 and 14.9% of sales in 2000. Sales in foreign countries generate relatively the same profit margins as domestic sales. Our percentage of foreign sales is impacted by the strength of the United States Dollar in relation to other currencies. When the United States Dollar is stronger than foreign currencies, we have historically had weaker foreign sales. Specifically, we believe that the stronger United States Dollar contributed to reduced sales during the three-year period from 2000 to 2002 to below levels that would otherwise have been anticipated by us based on past performance and reasonable future expectations from Asian markets. Those markets are areas of significant market potential for us. We believe that continued weakness in Asian currencies relative to the United States Dollar could have a negative influence on our future sales to Asia, although it is very difficult to accurately predict the magnitude of such impact. In addition, our revenues are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations.

Item 2. Properties.

We currently lease 26,000 square feet of space in Rochester, New York for certain executive, administrative, sales and service purposes. The lease for this facility will expire in October 2002. We additionally lease a facility of approximately 27,000 square feet at 35 Vantage Point Drive in Rochester that had housed the TPG business, which was divested in December 2001. The lease for that facility expires in March 2009. During Fiscal Year 2003, we will move our Rochester operations into this facility. Various sales office and CalLab space is leased by us and our subsidiary, Transmation (Canada), Inc.

After the move to 35 Vantage Point Drive, our facilities will be fully utilized and considered suitable for our current and future needs. We were credited for duplicate rent expense and estimated move costs in the transaction to divest TPG.

Item 3. Legal Proceedings.

In May, 2002, our former Vice President — Finance sued us in New York State Supreme Court, Monroe County, alleging, among other things, that we breached the terms of his Employment Agreement with us when his employment was terminated. He is seeking approximately $460,000 to compensate him for lost wages and unpaid vacation. We disagree with the claims asserted by him against us, do not believe that he is entitled to any relief and are defending this action to the maximum extent possible.

Item 4. Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Our Common Stock is traded on the Nasdaq SmallCap Market under the symbol “TRNS.” A record of actual transactions in our stock is reflected in the following table:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2002	High	$2.90	$3.09	$1.82	$1.80

	Low	$1.55	$1.10	$1.04	$0.96

2001	High	$3.13	$3.75	$2.38	$2.66

	Low	$2.09	$1.81	$0.88	$0.97

On May 31, 2002, there were approximately 1,700 shareholders.

We have paid no cash dividends since our inception.

See Item 12 below for the Equity Compensation Plan Information table required by Item 5.

Part II

Item 6. Selected Financial Data.

The following table sets forth certain information concerning our financial position at and for the dates indicated.

Transmation, Inc.
Selected Financial Data
(in thousands)
Year Ended March 31,

	2002	2001	2000	1999	1998

Net Sales	$66,782	$75,568	$79,968	$70,873	$79,518

Operating (Loss) Income	($6,005)	$2,952	$121	$3,756	$4,187

Net (Loss) Income	($6,631)	$513	($2,490)	$1,049	$998

(Loss) Income Per Share – Basic	($1.08)	$.09	($.42)	$.18	$.17

(Loss) Income Per Share – Diluted	($1.08)	$.09	($.42)	$.17	$.16

Total Assets	$36,580	$47,722	$52,359	$57,296	$51,875

Long Term Debt	$9,913	$25,204	$29,393	$28,367	$24,609

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 8 below.

Restatement of Third Quarter 2002.

In 1999, we acquired Metermaster, Inc. In connection with that acquisition, we acquired a substantial amount of goodwill, which was related in large part to MAC. During the fourth quarter of fiscal year 2002, we reevaluated the allocation methodology for Metermaster goodwill associated with the sale of the MAC division. Initially in the third quarter, a portion of the Metermaster goodwill was attributed to the sale of MAC. Subsequent to the filing of the third quarter report, we determined that the remaining $1.7 million of Metermaster goodwill should have been allocated to the MAC division. As this was a third quarter event, the quarterly report has been restated to include an additional charge of $1.7 million, and this is addressed in Note 15 of Item 8 of this report.

Critical Accounting Policies and Estimates.

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of our Consolidated Financial Statements, which follows in Item 8 of this report, includes a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. A summary of our most critical accounting policies follows:

         Revenue Recognition. Sales are recorded when products are shipped or services are rendered to customers and, as we have no significant post delivery obligations, the product price is fixed and determinable and collection of the resulting receivable is reasonably assured. Revenues from freight charged to customers are recognized when products are shipped.

         Management’s Estimates. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Furthermore, certain contra revenue accounts also require management to make estimated accruals. On an ongoing basis, we evaluate estimates, including those related to volume purchase rebates, income taxes, bad debts, inventory reserves, intangible assets and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

         Deferred Catalog Costs. We amortize the cost of each major catalog we mail over the estimated productive life. We review sales results from our catalog mailings on a continuous basis. If warranted, we would modify the period over which we recognize these costs. On March 31, 2002, we had deferred approximately $0.7 million in catalog costs, of which $0.6 million will be expensed in fiscal 2003, and $0.1 million in fiscal 2004. During the fourth quarter of 2002, we determined that our catalog useful life approximated the mailing cycle of our major catalog, reducing our productive life from 24 months to 18 months, and recognizing an additional $0.1 million expense in fiscal 2002.

         Deferred Gain on TPG. As a result of certain post divestiture commitments, we, according to generally accepted accounting principles, are unable to recognize the gain on the divestiture of TPG. These commitments are scheduled to expire in fiscal year 2006. Unless these commitments are substantially modified, or eliminated, we will not be able to recognize the gain on this divestiture, for accounting purposes, until that time. The purchaser of TPG does not have the right to rescind the transaction under any circumstances.

         Impairment of Long-Lived Assets (including goodwill). We currently amortize the excess of the purchase price over assets acquired over a period of 20 years. Upon a change in circumstances, we test our goodwill impairment by comparing undiscounted cash flows to the carrying value of the goodwill. However, on April 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Upon adopting SFAS 142, we are required to calculate the fair value of recorded goodwill. If the fair value of the goodwill does not exceed the carrying value of the goodwill, a write down of the remaining goodwill is necessitated. We have evaluated the fair value of our goodwill and determined that a non-cash goodwill impairment will exist that is estimated to be approximately $6.5 million. Accordingly, in the first quarter of fiscal 2003, we will report this charge as a cumulative effect of a change in an accounting principle. At March 31, 2002 and 2001 goodwill amounted to $9.0 million and $19.9 million, respectively.

         Valuation Allowance on Deferred Tax Assets. A valuation allowance for the full amount of the net deferred tax asset was recorded at March 31, 2002 and a portion of the net deferred tax asset at March 31, 2001 and represents the portion of tax operating loss carry forwards and other items for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $2.4 million and decreased by $0.3 million for the years ended March 31, 2002 and March 31, 2001 respectively.

Restructuring.

In March, 2002, we implemented a cost saving initiative to increase long-term profitability through a workforce reduction program. The program reduced the number of our employees by 22. A restructuring charge to pre-tax earnings of $0.3 million or $0.05 per share was taken in the fourth quarter. The annualized benefit of lower costs to us as a result of the restructuring is expected to be $1.3 million.

Results of Operations.

The following table sets forth, for the fiscal years ended March 31, 2000, 2001 and 2002 our Consolidated Operating Results:

	2002	2001	2000

		(in thousands)
Product Sales	$48,125	$58,212	$62,491

Service Sales	18,657	17,356	17,477

Total Sales	66,782	75,568	79,968

Cost of Product/ Services Sold	49,138	52,530	58,238

Gross Profit	17,644	23,038	21,730

Selling, Marketing Expenses	12,723	13,316	12,486

Research and Development Expenses	901	1,165	1,513

General and Administrative Expenses	5,517	5,605	7,610

Goodwill Impairment- MAC Divestiture	4,508	0	0

Total Operating Expenses	23,649	20,086	21,609

Operating (Loss) Income	(6,005)	2,952	121

Other Income, Life Insurance Proceeds	206	0	0

Interest Expense	(1,432)	(2,523)	(2,930)

(Loss) Income Before Income Taxes	(7,231)	429	(2,809)

(Benefit) Provision for Income Taxes	(600)	(84)	(319)

(Loss) Net Income	($6,631)	$513	($2,490)

(Loss) Earnings Per Share Basic and Diluted	($1.08)	$.09	($.42)

Fiscal Year 2002 Compared to Fiscal Year 2001.

Net sales decreased $8.8 million, or 11.6%, from 2001 to 2002. Excluding the impact of the divestitures of MAC and TPG, which accounted for $2.9 million of the decrease, net sales decreased by $5.9 million or 7.8% from 2001. External sales of divested MAC and TPG operations amounted to $5.6 million and $0.7 million, respectively, for the twelve months ended March 31, 2002. The weak U.S. economy in fiscal 2002 impacted the process industry which has historically been a major market for our products. Our product sales declined as a result $7.2 million (excluding divestitures) or 14.7% from 2001. Despite the difficult economy, calibration services sales in 2002 increased $1.3 million, or 7.5% over 2001, to $18.7 million. The growth was attributable to our strategic decision to enter new markets, including life science and fiber optics, where new permanent on-site calibration contracts were established with major accounts.

Gross profit decreased $5.4 million, or 23.4% from 2001 to 2002. Excluding the divestitures, which accounted for $0.9 million of the decrease, gross profit decreased $4.5 million or 22.3% from 2001. Gross profit of MAC and TPG amounted to $1.6 million and $0.3 million, respectively, for the twelve months ended March 31, 2002. Additionally, as a result of the divestitures, the manufacturing gross profit of $2.0 million that we realized on the sale of products through our distribution operations will not be realized in subsequent years. The gross profit on product sales declined from 33.0% of sales in 2001 to 29.6% in 2002. The gross profit deterioration is the result of a non-recurring inventory write-off of $0.4 million in the fourth quarter of fiscal 2002, the higher cost of products previously manufactured and product mix along with volume/cost absorption issues. Gross profit on calibration services decreased from 23.6% in 2001 to 18.2% in 2002. Our investment in four new calibration operations, including two new labs and two new on-sites, was another cause of the gross profit erosion.

Selling, general and administrative expenses decreased $0.7 million or 3.7% in 2002 from 2001. This decrease is attributable to certain operating expenses eliminated as a result of the divestitures and our ongoing effort to control operating expense spending. Direct selling, marketing, general and administrative expenses from MAC and TPG totaled $1.5 million for the twelve months ended March 31, 2002.

Research and development costs decreased $0.26 million or 22.7% in 2002 from 2001. The reduction in research and development expenses reflects the divestiture of TPG. For the twelve months ended March 31, 2002, TPG accounted for our entire $0.9 million in research and development expenditures.

Other income increased by $0.2 million due to the gain associated with the proceeds received from a life insurance policy.

Interest expense decreased $1.1 million from 2001 to 2002. This 44% decrease reflects our use of the proceeds from the divestitures of MAC and TPG to reduce bank debt from $25.2 million at

March 31, 2001 to $9.9 million at March 31, 2002. The interest expense attributed to the divested operations was $0.4 million for the twelve months ended March 31, 2002.

Due to the current year loss from operations, we fully reserved our net deferred taxes. As a result of utilization of net operating loss tax carrybacks, a $0.6 million, or 8.3% effective income tax benefits, was recorded in fiscal year 2002. The effective income tax benefit of 19.6% in fiscal year 2001 resulted from utilization of net operating losses and the reversal of valuation allowances.

The effects of inflation during fiscal 2002 and 2001 were not material.

Fiscal Year 2001 Compared to Fiscal Year 2000.

Net sales decreased 5.5%, or $4.4 million, from 2000 to 2001. This decrease was primarily attributable to lower demand for our products from international markets as a result of the strong U.S. Dollar compared to international currencies, lower sales of modified meters in 2001 compared to 2000 when we were able to reduce backlogs for such products which had been built up prior to the acquisition of Metermaster and reduced customer purchasing activities as a result of the weakening of the U.S. economy throughout fiscal 2001.

Gross profit increased $1.2 million, or 6%, as a result of a write-down of excess and obsolete inventory of $2.6 million in fiscal 2000. Excluding that charge, gross profit would have decreased $1.3 million or 5.3%.

Selling, general and administrative expenses decreased by $1.2 million in 2001 compared to fiscal 2000. The primary reason for the decrease was reduced severance charges of approximately $0.4 million, a concerted effort to reduce operating expenses totaling $0.6 million, and reduced bad debt expense of approximately $0.2 million.

Research and development costs decreased 23% in 2001 compared to 2000, with the resulting spending considered appropriate for us to maintain our competitive position in the marketplace.

Interest expense decreased 13.9% in fiscal 2001 as a result of bank debt reductions of approximately $4.2 million and not incurring significant charges for failure to comply with certain financial covenants required by our borrowing agreement which were imposed in fiscal 2000.

Our effective income tax benefit for fiscal 2001 was 19.6% compared to an income tax benefit of 11.4% in fiscal 2000. The tax benefits recognized in fiscal 2001 and 2000 resulted from the utilization of net operating losses and the reversal of valuation allowances.

The effects of inflation during fiscal 2001 and 2000 were not material.

Impairment of Goodwill

As a result of the sale of MAC, we wrote down the value of our goodwill by $4.5 million in fiscal year 2002.

Ongoing Operations.

As a result of the MAC and TPG divestitures and our restructuring and other unusual items, our ongoing business will differ significantly in nature from that in prior fiscal years, including the majority of fiscal year 2002. Reported prior year financial results and comparisons include the sales and operating results of the divested businesses, which cannot be reported as discontinued operations under APB 30. The following schedule summarizes information included elsewhere in this Form 10K/A regarding the effect these unusual items of expense and gains, and the operations that we divested, had on reported results for fiscal 2002:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(in thousands)
Sales of Divested Operations
MAC Sales	$1,875	$1,849	$1,599	$276	$5,599
TPG Sales	339	219	141		699

Total Divested Sales	$2,214	$2,068	$1,740	$276	$6,298

Gross Profit and Expenses of
Divested Operations(1):	(387)	(316)	(345)	68	(980)

Unusual Items of Expense
Goodwill Impairment			4,173	335	4,508
Charge for Restructuring				319	319
Inventory Write-Down				407	407
Unusual Gains
Life Insurance Proceeds		(207)			(207)

	($387)	($523)	$3,828	$1,129	$4,047

(1)	Includes adjustments for gross profit (including manufacturing profit), forgone selling general and administrative costs (including goodwill), research and development costs and interest expense.

Liquidity and Capital Resources

Cash flow generated as a result of depreciation and amortization for Fiscal 2002 was $4.1 million. This positive cash flow along with the reduction in trade receivables, inventories and income tax refunds offset the uses of funds in trade payables of $0.7 million and capital expenditures of $1.4 million.

As previously disclosed on Form 8-K, dated January 10, 2002, and Form 8-K, dated February 4, 2002, we sold all of our stock in TPG and substantially all of the assets in MAC. The sales of TPG and MAC generated approximately $13.2 million in cash. A substantial portion of the cash proceeds received from these two sales were used to pay down our indebtedness under the Credit Facility. Prior to undertaking our divestiture strategy, we had borrowings outstanding under the Credit Facility of approximately $25.0 million. The indebtedness was paid down as follows:

Term Loan A	$2,303,494

Term Loan B	$7,040,000

Revolver	$3,867,268

On July 12, 2002, we entered into an Eighth Amendment (the “Amendment”) to our Credit and Loan Agreement, originally dated August 3, 1998, with Key Bank, N.A. and Citizens Bank (the “Banks”). The Amendment extends the maturity date to August 1, 2003. The Amendment consists of a term loan and a revolving line of credit, whose terms are as follows:

     Term Loan. Under the Amendment, we have a term notes payable totaling $2,921,506. Monthly payments of $56,512 start on August 1, 2002. Interest is payable at prime plus one percent, which is currently 5.75%. A final payment of the remaining balance is due on August 1, 2003.

     Revolving Line of Credit. The maximum amount available under the revolving line of credit is $8.4 million, of which approximately $6.6 million has been drawn down through July 12, 2002. Availability under the line of credit is determined by a formula based on eligible accounts receivable (80%) and inventory (50%). From July through September 2002, we can borrow an additional $500,000 above our borrowing base and from October through December 2002 an additional $300,000 above our borrowing base, in either case, not to exceed $8.4 million, without incurring any penalties (the “Overadvance”). If borrowings under the revolving line of credit exceed the maximum availability, we will be in default of the debt agreement. As a result, interest to be paid on the revolving line of credit will increase by two percentage points, and will increase an incremental percentage point for every 30 days we continue to exceed the maximum availability.

The entire amount of the revolving line of credit is due August 2003. A reduction in the revolving line of credit may occur in the third quarter of this year. Such reduction will occur to the extent we do not incur the entire $0.5 million allowed for our facility move. Any difference between the actual expenditures and the stipulated amounts will be applied against the revolving line of credit balance, and the maximum available amount will be reduced accordingly. We believe that any reduction in our revolving line of credit as a result of the difference between our actual costs to move and the stipulated amount will not affect our borrowing ability.

In connection with the execution of the Amendment, we paid an extension fee of $28,300, and incurred transaction costs of approximately $50,000. Additional payments of $28,300 will be due on each of September 27, 2002, December 27, 2002 and March 28, 2003.

At the present time, we have $225,000 in escrow associated with our sale of MAC to Hughes Corp. We may receive additional remuneration from Hughes Corp if MAC achieves certain operational benchmarks. When received, the amount in escrow, plus any incremental remuneration will be used to pay down Term Loan A.

Further, the Banks have the right to require us to retain, at our reasonable expense, an independent consultant acceptable to the Banks to monitor and/or audit any and all managerial, operational and/or accounting functions, including but not limited to analysis of our business plans, cash flow forecasts and financial projections.

The loan agreement contains certain fixed charge coverage and funded debt ratios, which must be provided to the Banks on a quarterly basis. Certain covenants from previous amendments, including those requiring a certain level of net worth, have been eliminated. All previous covenant violations have been waived as of July 12, 2002. If we are not in compliance with these ratios, or if borrowings under the revolving line of credit exceed the borrowing base, as adjusted, an event of default would result.

Had the Amendment been in effect as of June 30, 2002, we would have had approximately $6.6 million outstanding against the revolving credit agreement. The borrowing base if computed at this time would have provided availability of approximately $7 million.

Our plans for the balance of fiscal year 2003 are such that we believe we will be in compliance with all loan covenants, and other conditions of borrowings. In the second quarter of our fiscal year, our plans indicate that we will be in excess of the anticipated borrowing base. However, such excess will be less then the permitted Overadvance.

Maximizing cash flow from operations will be another integral factor in our ability to minimize necessary borrowing under the revolving line of credit in order to minimize any potential defaults under our loan agreement. Our plans entail active management of working capital and reviewing our current operations. Plans to actively manage working capital include, but are not limited to, inventory reductions and accelerated collections of accounts receivable. With respect to cash flows from operating activities, we have taken the following actions:

•	In March 2002, we announced a restructuring program that resulted in the elimination of 22 positions. We expect annual savings as a result of this program to exceed $1.3 million.

•	We are in the process of filing with the Internal Revenue Service for a refund of approximately $600,000 for carry backs of certain net operating losses.

Should these measures fail to achieve sufficient cash flow from operations when combined with available borrowing capacity to ensure that we comply with our debt covenants, additional actions will be taken.

In conjunction with our sale of TPG to Fluke, we entered into a commitment to purchase a predetermined amount of inventory from Fluke. We are currently in active negotiations with Fluke to lower the level of our commitments based on products that have been discontinued and sales of TPG products by Fluke to OEM’s. As of June 30, we have achieved purchases of approximately $3.0 million under this agreement. We actively track these purchases to ensure that we will be in compliance with the terms of the purchase commitment. We believe that our plans are adequate to ensure that this purchase commitment will not adversely affect our operations.

A significant commitment for us for the remainder of fiscal year 2003 and 2004 remains the amounts due and owing to the Banks under the credit facility, which expires in August 2003. We cannot be certain that the Banks will extend the term of the credit facility, if necessary, after that date. Therefore, during fiscal 2003, we will explore and seek alternative sources with other banks and lending institutions. These financing sources may not provide financing to us on terms as favorable as the arrangement we currently have with the Banks. If the Banks do not renew the credit facility in 2003 and we are unsuccessful in securing a senior lender to replace the Banks, we will need to seek additional financing alternatives (such as factoring, equity lines of credit and other non-conventional financing mechanisms), which could materially and adversely affect our fiscal year 2004 operating results and liquidity. If we are unable to obtain any additional financing, we will need to renegotiate terms with the Banks. We believe any such renegotiations will negatively impact future liquidity.

Cash Flows.

	2002	2001	2000

	(in thousands)
Cash Provided (Used) By:

Operating Activities	$3,544	$5,425	$292

Investing Activities	12,099	(1,393)	(1,492)

Financing Activities	(15,291)	(4,190)	1,356

Operating Activities.

Net cash from operations totaled $3.5 million in fiscal 2002, a decrease of $1.9 million compared to 2001. The primary reason for the decrease in cash provided by operations compared to fiscal 2001 was the change in net earnings/loss of $7.1 million offset by an increase in non-cash depreciation, amortization and asset impairment costs of $4.0 million.

Other significant changes in cash from operations, net of divestitures, resulted from decreases in net inventory, receivables, net taxes receivable and deposits of $1.8 million.

Net cash from operations totaled $5.4 million in fiscal 2001, an increase of $5.1 million compared to fiscal 2000. The primary reason for the increase in cash provided by operations in fiscal 2001 compared to fiscal 2000 was the fiscal 2001 net profit of $0.5 million compared to the net loss of $2.5 million recorded in fiscal 2000, and reductions in trade accounts payable in 2001 of $0.5 million compared to reductions of $4.6 million in fiscal 2000 when we liquidated payables acquired as a result of the Metermaster acquisition.

Investing Activities.

Cash provided by investing activities totaled $12.1 million in fiscal 2002 compared to cash used of $1.4 million in fiscal 2001. In fiscal 2002, we realized $13.0 million of cash as proceeds from divestitures. Cash used in investing activities totaled $1.4 million in fiscal 2001 compared to $1.5 million in fiscal 2000.

There are no material commitments for capital expenditures for fiscal 2003 as of this date other than approximately $0.3 million in construction and leasehold improvements to relocate our Rochester, N.Y. operations into the facility vacated by TPG. Cash for this project is on deposit.

Financing Activities.

In 2002, we reduced our bank debt by $15.3 million, primarily funded by proceeds of $13.2 million from divestiture transactions. In 2001, we reduced our debt by $4.2 million. Term debt was reduced by $2.7 million and amounts borrowed under our revolving credit facility were reduced $1.5 million.

Disclosures about Contractual Obligations and Commercial Commitments.

The schedule below contains aggregated information about contractual obligations and commercial commitments that we must make future payments under for contracts such as debt and lease agreements, purchase arrangements and various operating requirements.

Contractual Cash Obligations	($000's)	Payments Due by Period

	Total	Less Than 1 Year	1 – 3 Years	4 – 5 Years	After 5 Years

Debt	$9,913	1,016	8,897	0	0

Operating Leases	$3,762	1,539	1,488	281	454

Unconditional Purchase Obligations*	$36,800	7,900	22,400	6,500	0

Total Contractual Cash Obligations	$50,475	$10,455	$32,785	$6,781	454

* Relates to minimum inventory purchase commitment.

New Accounting Pronouncements.

Statements of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were issued by the Financial Accounting Standards Board ( FASB) in the second quarter of 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method.

SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. Under SFAS No. 142, an impairment test will be required upon adoption and at least annually to determine potential write-downs of goodwill and indefinite life intangible assets. We will test goodwill impairment using a two-step process. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. As a result of these tests, we expect to record a non-cash pre-tax impairment charge that is estimated to be approximately $6.5 million, which will be reported after-tax as a cumulative effect in accounting change on the statement of operations for the quarter ended June 30, 2002.

Upon the adoption of the Statement on April 1, 2002, the provisions of SFAS No. 142 require discontinuance of amortization of goodwill and indefinite life intangible assets which were recorded in connection with previous business combinations. The adoption of SFAS No. 142 will result in an annual decrease in pretax amortization expense associated with goodwill of approximately $1.1 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for recognising and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues. SFAS 144 retains the basic provisions of APB 30 on the presentation of discontinued operations in the income statement, but expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. We plan to adopt SFAS No. 144 on April 1, 2002 and do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which, among other technical amendments, no longer requires companies to present gains and losses from the early extinguishment of debt as an extraordinary item. SFAS 145 is effective for all fiscal years beginning after May 15, 2002.

Risk Factors.

You should consider carefully the following risks and all other information included in this Form 10-K/A. The risks and uncertainties described below and elsewhere in this Form 10-K/A are not the only ones facing our business. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.

      General Economic Conditions. The electronic instrumentation distribution industry is affected by changes in economic conditions, which are outside our control. Our operating results may also be adversely affected by increases in interest rates that may lead to a decline in economic activity and higher interest payments under our secured credit facilities. We cannot assure you that economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results and financial condition.

      Dependence on Manufacturers. Because we no longer manufacture products, we now depend entirely upon third-party manufacturers to supply the products that we sell. In fact, during 2002, approximately 54% of all inventory purchases were made from one vendor group after giving pro forma effect to the purchase requirements relating to the sale of TPG. Although we have agreements with several manufacturers and believe that we have good relationships with them and other manufacturers, these agreements are often terminable on short notice. Therefore, we may not be able to maintain our relationship with any manufacturer. Our reliance on manufacturers leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries and poor product quality. Like other distributors in our industry, we occasionally experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers and an adequate supply of products, our sales could suffer considerably. Finally, we cannot assure that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Such limited product access could materially and adversely affect our business.

      Indebtedness. Although we have paid down a significant portion of the outstanding indebtedness under our secured credit facility, as of March 31, 2002 ,we owed $9.9 million to our secured creditors. We are still required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will, if we do not meet debt covenant requirements, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from our manufacturers to fund our inventory purchases. If our debt burden increases to high levels, our manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be affected by prevailing economic conditions and financial, business and other factors described in this Form 10K/A, many of which are beyond our control. If we are unable to service our debt obligations, we may be forced to adopt one or more strategies that may include actions such as reducing or delaying capital expenditures or otherwise slowing our growth strategies, selling additional assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We do not know whether any of these actions could be accomplished on satisfactory terms, if at all. If we are unable to successfully manage our debt burden, our financial condition would suffer considerably.

Forward – Looking Statements.

This report may contain forward- looking statements based on current expectations, estimates and projections about our industry, management beliefs and assumptions made by us. Words such as “ anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward- looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecast in any such forward- looking statements. We undertake no obligation to publicly update any forward – looking statements, whether as a result of new information, future events or otherwise.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to changes in interest rates results from borrowing activities. On March 31, 2002, we had no hedging arrangements in place that would limit our exposure to upward movements in interest rates. In the event interest rates were to move by 1%, interest expense would increase or decrease by approximately $0.1 million compared to the interest rate expense we would incur if rates were to remain constant at rates that existed on March 31, 2001, assuming average borrowing levels remained constant with those in effect on March 31, 2002. During fiscal year 2002, proceeds from divestitures were used to significantly reduce debt.

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

Item 8. Financial Statements and Supplementary Data.

Transmation, Inc.
Index to Financial Statements

All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Report of Independent Accountants

To the Stockholders of
Transmation, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transmation, Inc. and its subsidiaries at March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As further discussed in Note 1 to the financial statements, the Company’s liquidity beyond April 1, 2003 may be adversely impacted, including its need to refinance its credit facility that expires on August 1, 2003.

PricewaterhouseCoopers LLP

Rochester, New York
July 16, 2002

TRANSMATION, INC.
CONSOLIDATED BALANCE SHEET

(000’s — except per share amounts)

	March 31, 2002	March 31, 2001

ASSETS:

Current Assets:

Cash	$508	$177

Accounts Receivable, less allowance for doubtful accounts of $434 in 2002 and $356 in 2001	8,148	10,752

MAC Escrow and Holdback	225	0

Inventories	3,869	8,399

Income Taxes Receivable	853	859

Prepaid Expenses and Deferred Charges	774	1,037

Deferred Tax Assets	0	412

Current Assets	14,377	21,636

Properties, at cost, less accumulated depreciation	3,911	5,747

Goodwill, less accumulated amortization of $3,521 in 2002 and $4,966 in 2001	8,996	19,916

Deferred Charges	116	130

Other Assets	224	293

	$27,624	$47,722

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:

Current Portion of Long-Term Debt	$1,016	$3,980

Accounts Payable	6,340	6,630

Accrued Payables, Commissions and Other	1,959	1,960

Income Tax Liabilities	245	0

Deposit	448	0

Current Liabilities	10,008	12,570

Long-Term Debt	8,897	21,224

Deferred Tax Liabilities	0	305

Deferred Revenue – MAC	179	0

Deferred Compensation	232	294

Deferred gain on sale of TPG	1,544	0

	20,860	34,393

Stockholders’ Equity

Common Stock, par value $.50 per share – Authorized 30,000,000 shares	3,120	3,094

Capital in Excess of Par Value	3,019	2,958

Accumulated Other Comprehensive Loss	(326)	(305)

Retained Earnings	1,404	8,035

	7,217	13,782

Treasury Stock, at cost, 119,358 shares	(453)	(453)

	6,764	13,329

	$27,624	$47,722

See Notes to the Consolidated Financial Statement

TRANSMATION, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(000’s) – except per share amounts

	For the Years Ending March 31,

	2002	2001	2000

Product Sales	$48,125	$58,212	$62,491

Service Sales	18,657	17,356	17,477

Total Sales	66,782	75,568	79,968

Cost of Products/Services Sold	49,138	52,530	58,238

Gross Profit	17,644	23,038	21,730

Selling, Marketing Expenses	12,723	13,316	12,486

Research and Development Expenses	901	1,165	1,513

General and Administrative Expenses	5,517	5,605	7,610

Goodwill Impairment – MAC Divestiture	4,508	0	0

Total Operating Expenses	23,649	20,086	21,609

Operating (Loss) Income	(6,005)	2,952	121

Other Income, Life Insurance Proceeds	206	0	0

Interest Expense	(1,432)	(2,523)	(2,930)

(Loss) Income Before Income Taxes	(7,231)	429	(2,809)

(Benefit ) for Income Taxes	(600)	(84)	(319)

(Loss) Net Income	$(6,631)	$513	$(2,490)

(Loss) Earnings Per Share (Basic and Diluted)	$(1.08)	$0.09	$(0.42)

Average Shares Outstanding (Basic and Diluted)	6,103	6,030	5,883

See Notes to the Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

(000’s)

	For the Years Ending March 31,

	2002	2001	2000

Cash Flow from Operating Activities:

Net Income (Loss)	$(6,631)	$513	$(2,490)

Adjustments to reconcile Net Income (Loss) to Net Cash provided by Operating Activities:

Depreciation and Amortization	4,086	4,546	4,808

Impairment of Goodwill	4,508	0	0

Provision for Doubtful Accounts Receivable	297	321	401

Provision for Slow Moving or Obsolete Inventory	712	180	2,870

Increase in Cash Value of Life Insurance Policy	(26)	(10)	(21)

Deferred Taxes & Expense	107	206	(106)

Common Stock Expense	87	176	0

Gain on Life Insurance Policy	(206)	0	0

Changes in Assets and Liabilities: net of divestitures

Accounts Receivable	1,369	562	1,265

Inventories	438	256	63

Prepaid Exp. & Deferred Charges	(768)	(646)	(968)

Accounts Payable	(652)	(474)	(4,588)

Accrued Payrolls, Commissions and Other Liabilities	281	(367)	(133)

Deposit	448	0	0

Income Taxes Receivable/Payable	(461)	105	(737)

Deferred Compensation	(62)	(66)	(72)

Other	17	123	0

Net Cash Provided by Operating Activities	3,544	5,425	292

Cash Flow from Investing Activities:

Proceeds from the Surrender of Corporate Owned Life Insurance	303	0	0

Purchase of Properties	(1,364)	(1,393)	(1,949)

Proceeds from Sale of Divested Operations	13,160	0	0

Purchase of Metermaster, Inc.	0	0	457

Net Cash Generated by (Used) Investing Activities	12,099	(1,393)	(1,492)

Cash Flows from Financing Activities:

Revolving Line of Credit Net	(2,287)	(1,490)	3,227

Payments on Long Term Debt	(13,004)	(2,700)	(2,200)

Proceeds from Issuance of Common Stock	0	0	329

Net Cash (Used in) Provided by Financing Activities	(15,291)	(4,190)	1,356

Effect of Exchange Rate Changes on Cash	(21)	(173)	69

Net Increase in Cash	331	(331)	225

Cash at Beginning of Period	177	508	283

Cash at End of Period	508	177	508

Cash Paid for Interest & Income Taxes is as follows:

Interest Paid	$1,432	$2,523	$2,930

Taxes (Refunded) Paid	$(447)	$(110)	$294

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of Shares of
	$.50 Par
	Value-Common Stock	Common Stock Issued	Capital in Excess		Accumulated Other	Treasury
	Outstanding	and Outstanding	of Par Value	Retained Earnings	Comprehensive Loss	Stock	TOTAL

Balance March 31, 1999	5,933	$2,966	$2,581	$10,012	$(201)	$(453)	$14,905

Components of Comprehensive Income:

- Net (Loss)				(2,490)			(2,490)

- Currency					69		69

Translation Adjustment

Total Comp. Loss							(2,421)

Issuance of Stock	168	84	245				329

Balance March 31, 2000	6,101	3,050	2,826	7,522	(132)	(453)	12,813

Components of Comprehensive Income:

- Net Income				513			513

- Currency					(173)		(173)

Translation Adjustment

Total Comp. Income							340

Insurance of Stock	89	44	132				176

Balance March 31, 2001	6,190	3,094	2,958	8,035	(305)	(453)	13,329

Components of Comp. Income:

- Net Loss				(6,631)			(6,631)

- Currency

Translation Adjustment					(21)		(21)

Total Comp. Loss							(6,652)

Issuance of Stock	51	26	61				87

Balance March 31, 2002	6,241	3,120	3,019	1,404	(326)	(453)	6,764

See Notes to the Consolidated Financial Statements

Transmation, Inc.

Notes to Financial Statements- March 31, 2002, 2001 and 2000

Note 1 – Liquidity and Capital Resources

     On July 12, 2002, the Company entered into an Eighth Amendment (the “Amendment”) to its Credit and Loan Agreement, originally dated August 3, 1998, with Key Bank, N.A. and Citizens Bank (the “Banks”). The Amendment extends the maturity date to August 1, 2003. The Amendment consists of a term loan and a revolving line of credit, the terms of which are as follows:

     Term Loan. Under the Amendment, the Company has two terms notes payable totaling $2,921,506. Monthly payments of $56,512 start on August 1, 2002. Interest is payable at prime plus one percent, which is currently 5.75%. A final payment of the remaining balance is due on August 1, 2003.

     Revolving Line of Credit. The maximum amount available under the revolving line of credit is $8.4 million of which approximately $6.6 million has been drawn down as of July 12, 2002. Availability under the line of credit is determined by a formula based on eligible accounts receivable (80%) and inventory (50%). From July through September 2002, the Company can borrow an additional $500,000 above its borrowing base and from October to December 2002 an additional $300,000 above its borrowing base, in either case not to exceed $8.4 million, without incurring any penalties (the “Overadvance”). If borrowings under the revolving line of credit exceed the maximum availability, the Company will be in default of the debt agreement. As a result, interest to be paid on the revolving line of credit will increase by two percentage points, and will increase an incremental percentage point for every 30 days the Company continues to exceed the maximum availability.

     The revolving line of credit is due August 2003. A reduction in the revolving line of credit may occur in the third quarter of this year. Such reduction will occur to the extent the Company does not incur the entire $0.5 million allowed for its facility move. Any difference between the actual expenditures and the stipulated amounts will be applied against the revolving line of credit balance, and the maximum available amount will be reduced accordingly. The Company believes that any reduction in its revolving line of credit as a result of the difference between its actual costs to move and the stipulated amount will not affect its borrowing ability.

     In connection with the execution of the Amendment, the Company paid an extension fee of $28,300, and incurred transaction costs of approximately $50,000. Additional amounts of $28,300 will be due on each of September 27, 2002, December 27, 2002 and March 28, 2003.

     At the present time, the Company has $225,000 in escrow associated with its sale of MAC to Hughes Corp. The Company may receive additional remuneration from Hughes Corp if MAC achieves certain operational benchmarks. When received, the amount in escrow, plus any incremental remuneration will be used to pay down Term Loan A.

     Further, the Banks have the right to require the Company to retain, at its reasonable expense, an independent consultant acceptable to them, to monitor and/or audit any and all managerial,

operational and/or accounting functions, including but not limited to analysis of its business plans, cash flow forecasts and financial projections.

     The loan agreement contains certain fixed charge coverage and funded debt ratios, which must be provided to the Banks on a quarterly basis. Certain covenants from previous amendments, including those requiring a certain level of net worth, have been eliminated. All previous covenant violations have been waived as of July 12, 2002. If the Company is not in compliance with these ratios, or if borrowings under the revolving line of credit exceed the borrowing base, as adjusted, an event of default would result.

     Had the Amendment been in effect as of June 30, 2002, the Company would have had approximately $6.6 million outstanding against the revolving credit agreement. The borrowing base if computed at this time would have provided availability of approximately $7 million.

     The Company’s plans for the balance of fiscal year 2003 are such that its management believes it will be in compliance with all loan covenants, and other conditions of borrowings. In the second quarter of our fiscal year, the Company’s plans indicate that it will be in excess of the anticipated borrowing base. However, such excess will be less then the permitted Overadvance.

     Maximizing cash flow from operations will be another integral factor in the Company’s ability to minimize necessary borrowing under the revolving line of credit in order to minimize any potential defaults under the loan agreements. The Company’s plans entail active management of working capital and reviewing our current operations. Plans to actively manage working capital include, but are not limited to, inventory reductions and accelerated collections of accounts receivable. With respect to cash flows from operating activities, the Company has taken the following actions:

•	In March 2002, it announced a restructuring program that resulted in the elimination of 22 positions. The Company expects annual savings as a result of this program to exceed $1.3 million.

•	It is in the process of filing with the Internal Revenue Service for a refund of approximately $600,000 for carry backs of certain net operating losses.

     Should these measures lack sufficiency to achieve additional cash flow from operations when at a level combined with available borrowing capacity to ensure the Company is in compliance with its debt covenants, additional actions will be taken.

     In conjunction with the sale of Transmation Product Group (TPG) to Fluke, the Company entered into a commitment to purchase a predetermined amount of inventory from Fluke. The Company is currently in active negotiations with Fluke to lower the level of its commitments based on products that have been discontinued and sales of TPG products by Fluke to OEM’s. As of June 30, 2002, the Company achieved purchases of approximately $3.0 million under the Agreement. The Company actively tracks these purchases to ensure that it will be in compliance with the terms of the purchase commitment. The Company believes that its plans are adequate to ensure that this purchase commitment will not adversely affect its operations or cash flows.

     A significant commitment for the Company for the remainder of fiscal year 2003 and 2004 remains the amounts due and owing to the Banks under the credit facility, which expires in

August 2003. The Company cannot be certain that the Banks will extend the term of the credit facility, if necessary, after that date. Therefore, during fiscal 2003, the Company will explore and seek alternative sources with other banks and lending institutions. These financing sources may not provide financing to the Company on terms as favorable as the arrangement it currently has with the Banks. If the Banks do not renew the credit facility in 2003 and the Company is unsuccessful in securing a senior lender to replace the Banks, it will need to seek additional financing alternatives (such as factoring, equity lines of credit and other non-conventional financing mechanisms), which could materially and adversely affect the Company's fiscal year 2004 operating results. If it is unable to obtain any additional financing, it will need to renegotiate terms with the Banks. The Company believes any such renegotiations will negatively impact future liquidity.

Note 2 – Summary of Significant Accounting Policies:

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

Description of Business

Transmation, Inc. (Transmation or the Company) primarily distributes, sells and services instrumentation. The principal instruments that the Company sells and services are used to calibrate, measure and test many physical parameters in industry and science.

Fiscal Year

The Company operates within a conventional 52-week accounting fiscal year ending on March 31st of each year.

Principles of Consolidation

The financial statements include the accounts of wholly owned subsidiaries. All significant intercompany transactions have been eliminated.

Revenue Recognition

Revenue is recognized at the time products are shipped or service is performed. The Company provides an allowance for returns based upon historical and estimated returns. Sales are recorded when products are shipped or services are rendered to customers and, as the Company has no significant post-delivery obligations, the product price is fixed and determinable and collection of the resulting receivable is reasonably assured. Revenues from freight charged to customers are recognized when products are shipped.

Foreign Operations

The accounts of Transmation’s foreign subsidiaries are maintained in the local currency of the countries in which they operate and have been translated to U.S. Dollars in accordance with

Statement of Financial Accounting Standards (SFAS) No. 52. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany and equity, have translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of subsidiaries balance sheets into U. S. Dollars are recorded directly to the accumulated comprehensive income component of stockholders equity. Currency gains and losses on business transactions are included in net income and have not been significant.

Inventories

Inventories are valued at the lower of standard cost or market. Standard costs approximate the average cost method of inventory valuation.

Depreciation and Amortization

The cost of properties is depreciated over the estimated useful lives of the assets. Depreciation is determined on a straight-line basis. Additions and betterments are capitalized, maintenance and repairs are charged to income. The cost and accumulated depreciation of assets retired or otherwise disposed of are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Leasehold improvements are amortized over the terms of the related leases.

Income Taxes

The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences.

Deferred Catalog Costs

Transmation amortizes the cost of each major catalog it mails over that catalog’s estimated productive life. The Company reviews response results from its catalog mailings on a continuous basis; and if warranted, the Company would modify the period over which it recognizes these costs. In the fourth quarter of 2002, the Company determined that useful life for its major catalog approximated the mailing cycle, reducing its productive life from 24 to 18 months, and recognized an additional $0.1 million in catalog related amortization expense in 2002. Deferred catalog costs totaled $0.7 million at both March 31, 2002 and March 31, 2001. Catalog costs expensed in 2002, 2001 and 2000 were $1.0 million, $1.2 million and $1.2 million respectively.

Goodwill

Goodwill represents the excess of acquisition cost over fair value of assets acquired at the time subsidiaries were purchased. The excess acquisition cost is being amortized over 20 years on a straight-line basis. The Company evaluates the carrying value of the excess acquisition costs of its subsidiaries whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying value of excess acquisition costs is considered impaired when projected undiscounted future cash flows from the related business unit is less than its carrying value. The Company measures impairment based on the amount by which carrying value exceeds the fair market value. Fair market value is determined primarily using the projected future cash flows discounted at a rate commensurate with the risk involved.

Stock Options

The Company follows the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, to account for its stock option and warrant activity in the financial statements. The Company granted all options currently outstanding at an exercise price equal to the market price at the date of grant and, therefore, under APB No. 25, no compensation expense is recorded. The Company follows the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation.

Comprehensive Income

The Company reports comprehensive income under SFAS No. 130. Other comprehensive income is comprised of net income(loss) and currency translation adjustments.

Net Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase common shares at the average market prices during the period, and the resulting net additional common shares are included in the calculation of average common shares outstanding. There were no dilutive stock options and warrants during 2000, 2001 and 2002. The amount of anti-dilutive stock options and warrants are summarized as follows:

(000’s)

	Number of Options and Warrants	Exercise Price

2002	1,050	$1.55 - $9.25

2001	1,434	$1.94 - $9.25

2000	1,477	$2.13 - $9.25

Reclassification of Amounts

Certain prior year balances have been reclassified to conform with current year presentation with no effect on the Consolidated Balance Sheet or on the Consolidated Statement of Operations.

Recently Issued Accounting Standards

Statements of Financial Accounting Standards (SFAS) No. 141 “ Business Combinations” and No. 142 “Goodwill and Other Intangible Assets” were issued by the Financial Accounting

Standards Board (FASB) in the second quarter of 2001. SFAS No. 141 eliminates the pooling-of-interests method for business combinations and requires the use of the purchase method.

SFAS No. 142 changes the accounting for goodwill and indefinite life intangibles from an amortization approach to a non-amortization approach requiring periodic testing for impairment of the asset. Under SFAS No. 142, an impairment test will be required upon adoption and at least annually to determine potential write-downs of goodwill and indefinite life intangible assets. The Company will test goodwill impairment using a two-step process. The first step is to screen for potential impairment, while the second step measures the amount of impairment, if any. As a result of these tests, the Company expects to record a pre-tax impairment charge that is estimated to be approximately $6.5 million, which will be reported after-tax as a cumulative effect in accounting change on the statement of operations for the quarter ended June 30, 2002.

Upon the adoption of the Statement on April 1, 2002, the provisions of SFAS No. 142 require discontinuance of amortization of goodwill and indefinite life intangible assets which were recorded in connection with previous business combinations. The adoption of SFAS No. 142 will result in an annual decrease in pretax amortization expense associated with goodwill of approximately $1.1 million.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which amends Accounting Principles Board Opinion No. 30 (APB 30), “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 retains the fundamental provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while resolving significant implementation issues. SFAS No. 144 retains the basic provisions of APB 30 on the presentation of discontinued operations in the income statement, but expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. We plan to adopt SFAS No. 144 on April 1, 2002 and do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” which, among other technical amendments, no longer requires companies to present gains and losses from the early extinguishment of debt as an extraordinary item. SFAS No. 145 is effective for all fiscal years beginning after May 15, 2002.

Note 3- Business Segments:

The Company has two operating segments and evaluates performance and allocates resources based on gross profit. The accounting policies of the reportable segments are the same as those described in Note 1. There are no inter-segment sales.

	($000's)
	2002	2001	2000

Segment Sales

Product(1)	$48,125	$58,212	$62,491

Service	18,657	17,356	17,477

Total Consolidated Net Sales	$66,782	$75,568	$79,968

Gross Profit

Product (1)	$14,242	$18,945	$16,113

Service	3,402	4,093	5,617

Total Consolidated Gross Profit	17,644	23,038	21,730

	($000's)
	2002	2001	2000

Unallocated Amounts

Selling and Marketing Expenses	(12,723)	(13,316)	(12,486)

Research and Development Expenses	(901)	(1,165)	(1,513)

General and Administrative Expenses	(5,517)	(5,605)	(7,610)

Asset Impairment- MAC Divestiture	(4,508)	0	0

Other Income	206	0	0

Interest Expense	(1,432)	(2,523)	(2,930)

(Loss) Income Before Taxes	($7,231)	$429	($2,809)

Assets

Product	$4,580	$10,229

Service	3,077	3,308

	7,657	13,537

Unallocated Amounts

Cash	508	177

Accounts Receivable	8,148	10,752

Income Tax Receivable	853	859

Prepaid Expenses and Deferred Charges	585	515

Deferred Taxes	0	412

Properties	653	1,261

Goodwill	8,996	19,916

Other Assets	224	293

Consolidated Total Assets	$27,624	$47,722

Depreciation and Amortization Expenses

Product	$2,037	$1,717	$2,084

Service	1,608	1,041	1,094

Unallocated	441	1,788	1,630

Total	$4,086	$4,546	$4,808

Capital Expenditures

Product	$108	$338	$902

Service	1,181	783	436

Unallocated	75	272	611

Total	$1,364	$1,393	$1,949

Geographic Areas:

Net Sales to Unaffiliated

Customers(1)(2)

United States	$62,096	$69,951	$74,058

Canada	4,686	5,617	5,910

Total	$66,782	$75,568	$79,968

Long-Lived Assets:

United States	$12,541	$25,564

Canada	366	99

	$12,907	$25,663

(1)	Includes divested operations

(2)	Net sales are attributed to the countries based on the location of the subsidiary making the sale

Note 4- Inventories:

The major classifications of inventory, net of reserves, are as follows:

($000’s)

	March 31,

	2002	2001

Raw Materials and Purchased Parts	0	$3,561

Work in Process	0	497

Finished Goods	$3,869	4,341

Total Net Inventories	$3,869	$8,399

Note 5 –Properties:

The major classifications of properties are as follows:

($000’s)

	March 31,

	2002	2001

Machinery, Equipment and Software	$8,678	$11,885

Tools, Dies and Molds	0	1,240

Furniture and Fixtures	1,173	1,472

Leasehold Improvements	302	538

	10,153	15,135

Less- Accumulated Depreciation	(6,242)	(9,388)

Total Net Properties	$3,911	$5,747

Useful lives are estimated to be between 5 to 10 years for machinery, equipment and software, 3 years for tools, dies and molds, and 5 to 10 years for furniture and fixtures. Leasehold improvements are amortized over the terms of the related leases.

Depreciation expenses totaled $2.0 million in 2002, $2.1 million in 2001, and $2.3 million in 2000.

Note 6 – Long – Term Debt:

At March 31, 2002, the Company has a $8.4 million Revolving Credit and Term Loan Agreement with banks dated August 8, 1998 amended most recently on July 12, 2002 which extends through August 1, 2003. At March 31, 2002, $3.6 million was borrowed under the Term Loan. The loan requires repayment as follows:

April 1, 2002 – March 31, 2003	$1.0 million

April 1, 2003 – March 31, 2004	$2.6 million

Interest to be paid under the amended Term Loan is 1.0% above the bank’s prime lending rate.

At March 31, 2002, $6.3 million was borrowed under the Revolving Credit portion of the Company’s Credit Facility. The term of the Revolving Credit Facility dated August 8, 1998 as amended, matures on August 1, 2003. Interest is payable under the amended Revolving Credit Facility at 1.0% above the bank’s prime lending rate.

The Revolving Credit and Term Loan Agreement contain, among other provisions, requirements to meet minimum fixed charged coverage ratios and leverage ratios.

Additionally, the Company has pledged its personal property and fixtures, including inventory and equipment, and its accounts receivable as collateral security for the loan. Further, the Company has agreed to pay to its lenders an annual commitment fee from 0.125% to 0.25%, depending on performance of the Company, of the unused portion of the Lender’s Revolving Credit Committed Amount. The fee is payable quarterly and total commitment fees paid under any unused lines of credit under Revolving Credit Agreements were immaterial in all years 2000 – 2002. The Company is obligated to pay an extension fee in the amount of approximately $115,000 in equal quarterly installments commencing in July 2002 in conjunction with the Revolving Credit and Term Loan Facility and the amendment thereto; fees are being amortized over the term of the loans.

At March 31, 2002, the Company was in violation of, among others, debt covenants requiring minimum net worth. However, all covenant violations existing at March 31, 2002 and July 12, 2002 were waived by the banks.

The Company’s debt in the attached Balance Sheet has been reclassified in accordance with the Amendment as discussed in Note 1 above.

Note 7 – Leases:

The Company has operating leases under renewable agreements covering software, equipment and sales and service office space. At March 31, 2002 minimum future rental payments due under such leases for space which had an initial non-cancelable term in excess of one year were $3.8 million due in monthly installments. Amounts due under these leases are as follows:

2003	$1.5 million

2004	$0.7 million

2005	$0.5 million

2006	$0.3 million

2007	$0.3 million

Thereafter	$0.5 million

Total rental expense under these leases was $1.0 million in 2002, $1.1 million in 2001 and $0.9 million in 2000. At March 31, 2002 the Company had two facilities under lease in Rochester, New York. One of those facilities became unoccupied at March 31, 2002 as a result of the divestiture of TPG. The second facility has a lease term ending during fiscal 2003. During fiscal 2003, the Company will move into the former TPG facility. As a term of the divestiture transaction, the Company received a deposit of $0.5 million to cover lease payments on the unused facility and make-ready and move costs.

Note 8 – Stockholder’s Equity:

Under the 1993 Stock Option Plan, as amended, officers and key employees may be granted options to purchase the Company’s common stock at no less than the fair market value at the date of the grant. Options are exercisable in annual installments beginning at the date of the grant and expiring up to ten years later.

The following table summarizes the transactions under the plan during 2002, 2001 and 2000:

(Shares in 000's)	2002		2001		2000

		Weighted Average		Weighted Average		Weighted Average
	No. of Shares	Price	No. of Shares	Price	No. of Shares	Price

Beginning of Year	1,421	$3.99	1,458	$4.44	1,607	$4.26

Add (Deduct)

Granted	55	2.02	317	2.16	347	2.96

Exercised					(154)	2.13

Cancelled	(587)	4.70	(354)	4.24	(342)	2.80

End of Year	889	$2.85	1,421	$3.99	1,458	$4.44

Exercisable, End of Year	470	$3.71	799	$4.85	569	$4.80

Available, End of Year	138		456		359

The following options were outstanding or exercisable as of March 31, 2002:

(Shares in 000's)	Options Outstanding			Options Exercisable

		Weighted Average
		Remaining	Weighted Average		Weighted Average
	No. of Shares	Contractual Life	Exercise Price	No. of Shares	Exercise Price

Range of Exercise Prices:

$1.55 - $3.00	585	3.22	$2.34	209	$2.45

$3.25 - $4.75	152	1.58	$3.81	113	$3.80

$5.25 - $9.25	152	0.18	$7.04	148	$7.04

Under the Directors Warrant Plan, warrants may be granted to non-employee directors of Transmation to purchase in the aggregate not more than 200,000 shares of the Company’s common stock. The purchase price for shares issued under the Directors Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors Warrant Plan is as follows:

	No. of Shares	Range of Warrant Prices

Balance, 3/31/99	88,000	$3.25- $7.88

Granted During 2000	24,000	3.06

Cancelled During 2000	(16,000)	3.75- 7.88

Balance, 3/31/2000	96,000	3.06- 7.88

Granted During 2001	28,000	2.91

Cancelled and Expired

During 2001	(36,000)	2.91- 7.88

Balance, 3/31/2001	88,000	2.91-7.88

Granted During 2002	32,000	2.00

Cancelled and Expired During 2002	(32,000)	2.00-7.88

Balance, 3/31/2002	88,000	2.00-7.88

The Board of Directors of the Company has also granted the following non-qualified stock options to certain officers of the Company. All of such options were granted at the fair market value at the date of the grant, are exercisable in equal installments beginning at the date of the grant, and expire five years after issuance, unless extended by the Company.

No. of Shares	Grant Price	Date of Grant

47,900	$3.13	8/15/95

25,000	$3.79	10/28/98

Pro forma information regarding net (loss) income and net (loss) income per share is required by SFAS No. 123 and it has been determined as if the Company had accounted for options and warrants under the fair value method. To calculate the fair value of the options and warrants awarded, the Company elected to use the Black-Scholes option pricing model which produced a weighted average fair value of options granted of $1.41, $1.36 and $1.68 in 2002, 2001 and 2000 respectively.

The following assumptions were used in the pricing model: a weighted average expected option life of five years; an annualized volatility rate of 85.9% for 2002, 73.9% for 2001 and 58.8 % for 2000; a weighted average risk-free rate of return of 4.6% in 2002, 5.61% in 2001 and 6.14% in 2000; and no dividends paid in any year. The Company elected to account for terminations when they occur rather than include an attrition factor into its model.

Pro forma (loss) and (loss) per share are as follows:

(000's, except per share amounts)	2002	2001	2000

Pro Forma

Net (Loss) Income	($6,858)	($30)	($2,994)

Loss Per Share

Basic and Diluted	($1.13)	($.00)	($.50)

The effect of applying SFAS No. 123 in the current year is not representative of the effect on income for future years since each subsequent year will reflect expense for additional vesting.

Note 9- Income Taxes:

The provisions for income taxes determined in accordance with SFAS No. 109 for the years ended March 31, 2002, 2001 and 2000 are comprised of:

	Current	Deferred	Total

2002

Federal	($730)	$97	($633)

State	11	10	21

Foreign	12	0	12

	($707)	$107	($600)

2001

Federal	($331)	$159	($172)

State	10	47	57

Foreign	31	0	31

	($290)	$206	($84)

2000

Federal	($306)	($95)	($401)

State	65	(11)	54

Foreign	28	0	28

	($213)	($106)	($319)

The following is a reconciliation of the “expected” federal income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the statement of income.

	2002	2001	2000

Computed “Expected” Federal

Income Tax	($2,455)	$146	($955)

State Income Taxes	(377)	15	55

Foreign Sales Corporation	0	(38)	0

Book Expenses Not Deductible

For Taxes	312	91	141

Valuation Allowance	2,439	(300)	450

R & D and Other Credits	(359)	0	0

Other, Net	(160)	2	(10)

	($600)	($84)	($319)

The components of the net deferred tax assets are as follows:

	2002	2001	2000

Deferred Tax Assets:

Deferred Revenue	$238	$0	$0

Domestic Net Operating Loss Carryforward	465	452	381

Reserves For Inventory Obsolescence	392	347	825

Gain On Sale Of Business	210	0	0

Goodwill	925	0	0

Foreign Tax Credit	401	43	96

Other	571	454	543

Valuation Allowance	(2,589)	(150)	(450)

Gross Deferred Tax Assets	613	1,146	1,395

Deferred Tax Liabilities

	2002	2001	2000

Goodwill	0	429	300

Depreciation	613	469	531

Accelerated Catalog And Postage Write Offs	0	141	252

Gross Deferred Tax Liabilities	613	1,039	1,083

Net Deferred Tax Assets	$0	$107	$312

A valuation allowance for the full amount of the net deferred tax asset was recorded at March 31, 2002 and a portion of the net deferred tax asset at March 31, 2001. This represents the portion of tax operating loss carry forwards and other items for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $2.4 million and decreased by $0.3 million for the years ended March 31, 2002 and March 31, 2001.

Note 10- Deferred Compensation:

In accordance with the terms of a deferred compensation agreement between the Company and William J. Berk, former President of Transmation, Mr. Berk was entitled to annual payments of approximately $0.1 million for life. Mr. Berk passed away during fiscal year 2002, and under further terms of the agreement, his widow will receive 60% of his annual benefit. This deferred compensation agreement was not funded and the estimated present value of the future benefits was recorded as an expense and a liability over the term of Mr. Berk’s actual employment.

Note 11 –Deferred Profit Sharing:

All United States employees of Transmation are eligible to participate in a plan providing certain qualifications are met. Effective April 1, 1981, the Transmation, Inc. Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Transmation, Inc. Long -Term Savings and Deferred Profit Sharing Plan. Employer contributions are made to the plan at the discretion of the Board of Directors of the Company. Payments of benefits accrued for plan participants will be made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. There were no company profit sharing contributions made under this plan in any of fiscal years 2002-2000.

Note 12- Fair Value of Financial Instruments:

The Company has determined the fair value of its debt and other financial instruments using available market information and appropriate valuation methodologies as follows:

Cash and Accounts Receivable: The carrying amounts reported in the balance sheet for cash and accounts receivables approximate their fair value, due to their short term nature.

Long-Term Debt: The carrying amount of debt under the Company’s Floating Rate Revolving Credit and Term Loan Agreement with a bank approximates its fair value.

Note 13 – Divestitures:

On December 26, 2001, the Company sold Transmation Products Group (TPG), which produces instruments used to calibrate, measure and test physical parameters to Fluke Electronics Corp. (Fluke). The purchase price was $11.0 million, which included a $0.5 million prepayment for various leases. The Company will be the world-wide distributor of TPG products for the next five years. In conjunction with the divestiture, the Company entered into an agreement with Fluke that requires Transmation to purchase a significant amount of inventory from Fluke over the next five years. As a result of this agreement, SEC Staff Accounting Bulleting Topic 5E precludes the Company from recognizing the gain on this transaction.

On January 18, 2002, the Company completed the sale of our Measurement and Control (MAC) unit to Hughes Corporation (Hughes) for $2.9 million, which includes approximately $0.2 million in prepayments for various services that we will provide to Hughes. The $4.5 million loss on the sale of MAC was reflected in our third quarter Consolidated Statement of Income.

Note 14 – Litigation:

In May 2002, the Company’s Vice President – Finance sued the Company in New York State Supreme Court, Monroe County, alleging, among other things, that the Company breached the terms of his employment agreement with the Company when his employment was terminated. He is seeking approximately $460,000 to compensate him for lost wages and unpaid vacation. The Company disagrees with his claims against the Company, does not believe that he is entitled to any relief and is defending this action to the maximum extent possible.

Note 15 – Quarterly Financial Information (Unaudited):

In 1999, Transmation acquired Metermaster, Inc. In connection with that acquisition, the Company acquired a substantial amount of goodwill, which was related in large part to MAC. During the fourth quarter of fiscal year 2002, management reevaluated the allocation methodology for Metermaster goodwill associated with the sale of the MAC division. Initially, a portion of the Metermaster goodwill attributed to the sale of MAC was allocated in the third quarter. Subsequent to the filing of the third quarter report, we determined that the remaining $1.7 million of Metermaster goodwill should have been allocated to the MAC division. As this was a third quarter event, the quarterly report was restated to include an additional charge of $1.7 million.

				Basic and Diluted
				Earnings (Loss) Per
2002	Net Sales	Gross Profit	Net (Loss) Income	Share

Fourth Quarter	$16,863	$3,670	($609)	($0.10)

Third Quarter	$16,302	$4,429	($5,362)	($0.87)

Second Quarter	$16,477	$4,579	($221)	($0.04)

First Quarter	$17,140	$4,966	($439)	($0.07)

2001

Fourth Quarter	$20,171	$6,707	$655	$0.11

Third Quarter	$19,418	$5,483	$85	$0.01

Second Quarter	$17,179	$5,141	($256)	($0.04)

First Quarter	$18,800	$5,708	$30	$0.01

Transmation, Inc.

Schedule II – Valuation and Qualifying Accounts
Year Ended March 31

		Additions
		(Reductions)		Acquired (Released)
	Balance at	Charged to Profit &		in Acquisitions	Balance at End of
($000's)	Beginning of Year	Loss	Charges to Reserves	(Divestitures)	Year

Allowance for Doubtful Accounts

FY 2002	356	297	(168)	(51)	434

FY 2001	364	321	(329)		356

FY 2002	549	401	(586)		364

Inventory Reserves

FY 2002	913	712	(17)	(578)	1,030

FY 2001	2,172	180	(1,439)		913

FY 2000	1,023	2,870	(2,095)	374	2,172

Deferred Asset Valuation Allowance

FY 2002	150	2,439			2,589

FY 2001	450	(300)			150

FY 2000	620	450		(620)	450

Item 9. Changes In and Disagreements with Accountants and Financial Disclosure.

None.

Part III

The information required by Items 10 through 13 is presented in the definitive proxy statement to be filed pursuant to Regulation 14A which Transmation will file within the period prescribed in connection with the annual meeting of shareholders to be held on August 20, 2002 and which is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporation’s equity compensation plans as of March 31, 2002.

Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by security holders	978,963	$4.34	838,735

Equity compensation plans not approved by security holders	—	—	—

Item 13. Certain Relationships and Related Transactions.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)1.	Financial Statements

Report of Independent Accountants

Consolidated Balance Sheet – As of March 31, 2002, 2001

Consolidated Statement of Operations – For the years ended March 31, 2002, 2001, 2000

Consolidated Statement of Cash Flows – For the years ended March 31, 2002, 2001, 2000

Consolidated Statement of Stockholders’ Equity – For the years ended March 31, 2002, 2001, 2000

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts – For the years ended March 31, 2002, 2001, 2000

All other schedules have been omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

3.	Index to Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

NOT APPLICABLE

(3)	Articles of Incorporation and By-Laws

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995, and Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	Bylaws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31, 1988.

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

Eighth Amendment to Credit and Loan Agreement dated as of July 12, 2002 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is included herein as Exhibit 4(a)

(9)	Voting Trust Agreement

NOT APPLICABLE

(10)	Material Contracts

The documents listed under (4) are incorporated herein by reference.

Transmation, Inc. Director’s Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1995.

Transmation, Inc. Amended and Restated Director’s Warrant Plan is incorporated herein by reference to Exhibit 99(b) to the Registrant’s Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

Transmation, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99(c) to the Registrant’s Registration Statement on Form S-8 (Registration Statement No. 33-61665) filed on August 8, 1995.

Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein to Exhibit 99(e) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

Amendment No. 1 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1995.

Amendment No. 2 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1996.

Amendment No. 1 to the Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(b) to the Registrant’s Form 10-K for the fiscal year ended March 31, 1996.

Amendment No. 1 to Transmation, Inc. Amended and Restated Director’s Warrant Plan is incorporated herein by reference to Exhibit II to the Registrant’s Form 10-Q for the quarter ended September 30, 1996.

Amendments No. 1 and No. 2 to the Transmation, Inc. Amended and restated 1993 Stock Option Plan are incorporated herein by reference to Exhibits III and IV to the Registrant’s Form 10-Q for the quarter ended September 30, 1996.

Amendment No. 2 to the Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit V to the Registrant’s Form 10-Q for the quarter ended September 30, 1996.

Amendment No. 3 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) of the Registrant’s Form 10-K for the year ended March 31, 1997.

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

Amendment No. 3 to the Transmation, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(K) tot he Registrant’s Form 10-Q for the quarter ended September 30, 1997.

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

Amendment No. 4 to the Transmation, Inc. Director’s Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 1998 and supercedes Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended June 30, 1997.

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

Amendment No. 5 to the Transmation, Inc. Amended and Restated Directors’ Warrant is incorporated herein by reference to Appendix B to the Registrant’s 1999 Preliminary Proxy Statement which was filed in electronic format on June 21, 1999.

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

Employment Agreement dated as of January 29, 2001 by and among Transmation, Inc. and Peter J. Adamski is incorporated herein by reference to Exhibit 10(b) to the Registrant’s Form 10-K for the fiscal year ended March 31, 2001.

Amendment No. 4 to the Transmation, Inc. Employees’ Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001.

Amendment No. 8 to the Transmation, Inc. Amended and Restated Directors’ Stock option Plan is incorporated herein by reference to Exhibit 10(b) to the Registrant’s Form 10-Q for the quarter ended September 30, 2001.

Amendment No. 7 to the Transmation, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Registrant’s Form 10-Q for the quarter ended December 31, 2001.

Amendment No. 9 to the Transmation, Inc. Amended and Restated 1993 Stock Option Plan is included herein as exhibit 10(a).

(11)	Statement re Computation of Per Share Earnings

Computation can be clearly determined from Note 8 to the Financial Statements included herein at Item 8 and information on the Consolidated Statement of Operations.

(12)	Statements re Computation of Ratios

NOT APPLICABLE

(13)	Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders

NOT APPLICABLE

(16)	Letter re Charge in Certifying Accountant

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

Report dated January 10, 2002 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits (Unaudited Pro Forma Financial Statements of the Registrant were filed with this report)

Report dated January 22, 2002 reporting on Item 5. Other Events and Regulation FD Disclosure (filed January 24, 2002)

Report dated January 22, 2002 reporting on Item 2. Acquisition or Disposition of Assets and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits (filed February 5, 2002) (Unaudited Pro Forma Financial Statements of the Registrant were filed with this Report)

Report dated February 18, 2002 reporting on Item 5. Other Events and Regulation FD Disclosure

Report dated May 6, 2002 reporting on Item 5. Other Events and Regulation FD Disclosure

Amended report dated June 5, 2002 (amending Report dated January 10, 2002) reporting on Item, 7. Financial Statements, Pro Forma Financial Information and Exhibits.

(c)	See (a) 3 above.

(d)	(1) NOT APPLICABLE

(2) NOT APPLICABLE

(3) See Item 8

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSMATION, INC.

By:	/s/ Carl E. Sassano	By:

	Carl E. Sassano, President & Chief Executive Officer, Director (Principle Executive Officer)		Cornelius J. Murphy, Chairman of the Board of Directors
Date:	July 16, 2002	Date:

By:	/s/ E. Lee Garelick	By:

	E. Lee Garelick, Director		Francis R. Bradley, Director
Date:	July 15, 2002	Date:

By:	/s/ Nancy D. Hessler, Director	By:	/s/ Harvey J. Palmer

	Nancy D. Hessler, Director		Dr. Harvey J. Palmer, Director
Date:	July 16, 2002	Date:	July 15, 2002

By:	/s/ Charles P. Hadeed	By:	/s/ Robert G. Klimasewski

	Charles P. Hadeed, Vice President Finance & CFO		Robert G. Klimasewski, Director
(Principle Financial Officer and Principle Accounting Officer)
		Date:	July 16, 2002

Date:	July 16, 2002

By:	/s/ Paul D. Moore

Paul D. Moore, Director
Date:	July 16, 2002