Form 10-Q
period 2002-06-30
TRANSMATION INC
filed 2002-08-14
CIK 99302

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Commission file number   0-3905

Transmation, Inc.

(Exact name of registrant as specified in its charter)

Ohio	16-0874418

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10 Vantage Point Drive, Rochester, New York	14624

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 585-352-7777

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date

Common	6,167,918	August 12, 2002

PART 1
FINANCIAL INFORMATION

Item 1 – Financial Statements

TRANSMATION, INC.
CONSOLIDATED BALANCE SHEET

	Unaudited	Audited
(000’s)	June 30, 2002	March 31, 2002

ASSETS:

Current Assets:

Cash	$174	$508

Accounts Receivable, less allowance for doubtful accounts of $453 at June 30, 2002 and $434 at March 31, 2001	6,424	8,148

MAC Escrow and Holdback	225	225

Finished Goods Inventory, Net	3,702	3,869

Income Taxes Receivable	853	853

Prepaid Expenses and Deferred Charges	875	774

Current Assets	12,253	14,377

Properties, at cost, less accumulated depreciation	3,701	3,911

Goodwill	2,524	8,996

Deferred Charges	0	116

Other Assets	224	224

	$18,702	$27,624

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current Liabilities:

Current Portion of Long-Term Debt	$475	$1,016

Accounts Payable	5,261	6,340

Accrued Payrolls, Commissions and Other	1,244	1,959

Income Tax Liabilities	246	245

Deposit	384	448

Current Liabilities	7,610	10,008

Long-Term Debt	8,964	8,897

Deferred Revenue — MAC	125	179

Deferred Compensation	218	232

Deferred Gain on TPG Divestiture	1,544	1,544

	18,461	20,860

Stockholders’ Equity

Common Stock, par value $.50 per share—

Authorized 30,000,000 shares	3,126	3,120

Capital in Excess of Par Value	3,022	3,019

Accumulated Other Comprehensive Loss	(241)	(326)

Retained Earnings	(5,213)	1,404

	694	7,217

Treasury Stock, at cost, 119,358 shares	(453)	(453)

	241	6,764

	$18,702	$27,624

See Notes to Consolidated Financial Statements

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE LOSS
UNAUDITED

	Three Months Ended

(000’s, except per share data)	June 30, 2002	June 30, 2001

Product Sales	$9,611	$12,642

Service Sales	4,632	4,498

Net Sales:	14,243	17,140

Costs and Expenses:

Cost of Products Sold	7,119	8,463

Cost of Services Sold	3,934	3,711

Cost of Products and Services Sold	11,053	12,174

Gross Profit	3,190	4,966

Selling and Marketing Expenses	2,358	3,247

Administrative Expenses	825	1,097

Research and Development Costs	0	279

Goodwill	0	309

Total Operating Expenses	3,183	4,932

Operating Income	7	34

Interest Expense	152	473

Net Loss Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	(145)	(439)

Provision for Income Taxes State and Federal	0	0

Net Loss Before Cumulative Effect of a Change in Accounting Principle	(145)	(439)

Cumulative Effect of a Change in Accounting Principle	(6,472)	0

Net Loss	(6,617)	(439)

Other Comprehensive Income:

Currency Translation Adjustment	85	72

Comprehensive Loss	$(6,532)	$(367)

Per-Share Amounts Before Cumulative Effect of a Change in Accounting Principle Net Loss Per Share – Basic and Diluted	$(0.02)	$(0.07)

Per-Share Amounts From Cumulative Effect of a Change in Accounting Principle Net Loss Per Share – Basic and Diluted	$(1.06)	0

Per-Share Amounts After Cumulative Effect of a Change in Accounting Principle Net Loss Per Share – Basic and Diluted	$(1.08)	$(0.07)

Shares Used in Calculation – Basic and Diluted	6,127,340	6,078,294

TRANSMATION, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Three Months Ended

(000's)	June 30, 2002	June 30, 2001

Cash Flow from Operating Activities:

Net Loss	$(6,617)	$(439)

Cumulative Effect of a Change in Accounting Principle	6,472	0

Net Loss Before Cumulative Effect of a Change in Accounting Principle	(145)	(439)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:

Depreciation and Amortization	521	1,020

Other	18	96

Provision for Losses in Inventory	0	28

Other Assets	0	20

Changes in Assets and Liabilities:

Accounts Receivable	1,661	997

Inventories	167	(654)

Prepaid Expenses and Deferred Charges	(101)	(142)

Accounts Payable	(1,079)	(691)

Accrued Payrolls, Commissions, and Other Liabilities	(715)	(39)

Deposit	(64)	0

Income Taxes Receivable/Payable	1	(19)

Deferred Compensation	(14)	(14)

Net Cash Provided by Operating Activities	250	163

Cash Flow from Investing Activities:

Purchase of Properties	(195)	(434)

Net Cash Used in Investing Activities	(195)	(434)

Cash Flows from Financing Activities:

Revolving Line of Credit Net	201	0

(Payments on) Proceeds from Term Debt	(675)	422

Net Cash (Used in) Generated by Financing Activities	(474)	422

Effect of Exchange Rate Changes on Cash	85	72

Net (Decrease) Increase in Cash	(334)	223

Cash at Beginning of Period	508	177

Cash at End of Period	$174	$400

See Notes to Consolidated Financial Statements

Note 1 – Description of Business

Transmation, Inc. (“us” or “we”) primarily distributes, sells and services instrumentation that is used to calibrate, measure and test many physical parameters in industry and science.

Our unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our audited consolidated financial statements as of and for the year ended March 31, 2002 as reported in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 18, 2002.

Note 2 – Net Earnings Per Share

Basic earnings per share are computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion funds that would have been received from the exercise of options and warrants, those funds are considered to have been used to purchase common shares at the average market prices during the period, and the resulting net additional common shares are included in the calculation of average common shares outstanding. There were no dilutive stock options and warrants as of June 30, 2002 and 2001. The amount of anti-dilutive stock options and warrants are summarized as follows:

	Number of Options and Warrants	Exercise Price

	(000's)

June 30, 2002	1,161	$1.00-$9.25

June 30, 2001	1,483	$1.78-$9.25

Note 3 – Deferred Catalog Costs

We amortize the cost of each major catalog we mail over that catalog’s estimated productive life. We review response results from our catalog mailings on a continuous basis. If warranted, we would modify the period over which we recognize these costs. Deferred catalog costs totaled $0.5 million at June 30, 2002 and $0.7 million at March 31, 2002.

Note 4 – Business Segments

We have two operating segments and we evaluate performance and allocate resources based on gross profit. The accounting policies of the reportable segments are the same as those identified in Note 2 of our consolidated financial statements reported in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002. There are no intersegment sales.

	Three Months Ended

	June 30, 2002	June 30, 2001

Segments Sales

Product	$9,611	$12,642

Service	4,632	4,498

Total Consolidated Net Sales	$14,243	$17,140

Gross Profit

Product	$2,492	$4,179

Service	698	787

Total Consolidated Gross Profit	$3,190	$4,966

Unallocated Amounts

Selling and Marketing Expenses	$(2,358)	$(3,247)

Administrative Expenses	(825)	(1,097)

Research and Development	0	(279)

Goodwill	0	(309)

Interest Expense	(152)	(473)

Total Unallocated Costs	$(3,335)	$(5,405)

Loss Before Taxes	$(145)	$(439)

Note 5 – Divestitures

On December 26, 2001, we sold Transmation Products Group (“TPG”), which produces instruments used to calibrate, measure and test physical parameters to Fluke Electronics Corp. (“Fluke”). The purchase price was $11.0 million, which included a $0.5 million prepayment for various leases. We are the world-wide distributor of TPG products for the next five years. In conjunction with the divestiture, we entered into an agreement with Fluke that requires us to purchase a significant amount of inventory from Fluke over the next five years. As a result of this agreement, SEC Staff Accounting Bulletin Topic 5E precludes us from recognizing the gain on this transaction.

On January 18, 2002, we completed the sale of our Measurement and Control (“MAC”) unit to Hughes Corporation (“Hughes”) for $2.9 million, which includes approximately $0.2 million in prepayments for various services that we will provide to Hughes.

For the first three months of Fiscal 2002, the combined sales and gross profit of the divested MAC and TPG business units were $1.9 million and $0.3 million, respectively.

Note 6 – Long-Term Debt

We have and at June 30, 2002 had an $8.4 million credit facility with KeyBank N.A. and others lenders (the “Banks”) which was amended most recently on July 12, 2002 . The credit facility consists of a term loan and a revolving line of credit loan, both of which mature on August 1, 2003. At June 30, 2002, the term loan totaled $2.9 million. The term loan requires repayment as follows:

July 1, 2002 – March 31, 2003	$0.3 million

April 1, 2003 – March 31, 2004	$2.6 million

At June 30, 2002, we had borrowed $6.5 million under the revolving credit loan.

Interest to be paid under these loans is 1.0% above a prime lending rate.

The Revolving Credit and Term Loan Agreement for this credit facility contains, among other provisions, requirements that we meet minimum fixed charge coverage ratios and leverage ratios.

Additionally, we have pledged our personal property and fixtures, including inventory and equipment, and our accounts receivable as collateral security for the loans. We have also agreed to pay to the Banks an annual commitment fee from 0.125% to 0.25%, depending on our performance, of the unused portion of the Banks revolving credit committed amount. The fee is payable quarterly. Total commitment fees paid under any unused lines of credit were immaterial in all prior years. We are obligated to pay an extension fee in the amount of approximately $115,000 in equal quarterly installments commencing in July 2002 in conjunction with the July 12, 2002 amendment to our credit facility. Fees are being amortized over the term of the loans.

At June 30, 2002, we were in violation of, among others, debt covenants requiring minimum net worth. However, all covenant violations existing at June 30, 2002 were waived by the Banks.

Our debt in the Consolidated Balance Sheet included herein has been reclassified in accordance with the July 12, 2002 amendment to the credit facility.

Note 7 — Goodwill Impairment

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Tangible Assets”. This statement requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, the statement requires a test for impairment to be performed annually, or immediately if conditions indicate that such impairment could exist. We adopted the statement effective April 1, 2002. As a result of adopting SFAS No. 142, we will no longer record goodwill amortization of approximately $0.7 million per year. Using the fair market value measurement requirement, rather than the undiscounted cash flows approach, we have recorded an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of 2003. The evaluation of reporting units on a fair market value basis, adjusted for what the balance of goodwill would have been if purchase accounting were applied at the date of impairment, as required from the implementation of SFAS No. 142, indicates that an impairment exists. Based upon the evaluation, impairment is $6.5 million, approximately 72.2% of goodwill recorded as of March 31, 2002.

The following table provides the comparable effects of adoptions of SFAS No. 142 for the quarters ended June 30, 2002 and 2001.

	June 30, 2002	June 30, 2001

(000’s, except per share data)

Reported net loss, before change in accounting principle	$(145)	$(439)

Add back: goodwill amortization	0	309

Adjusted net loss	$(145)	$(130)

Basic and diluted net loss per share, before change in accounting principle

Reported net loss before change in accounting principle	$(0.02)	$(0.07)

Add back: goodwill amortization	0	.05

Adjusted net loss per basic share	$(0.02)	$(0.02)

Note 8 – Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when it is incurred and measured initially at fair value. The new guidance will impact the timing of recognition and the initial measurement of the amount of liabilities recognizable in connection with exit or disposal activities initiated after December 31, 2002, the effective date of SFAS No. 146.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is based primarily on our consolidated financial statements as of June 30, 2002 and 2001 and for the three months then ended. This information should be read in conjunction with the accompanying consolidated financial statements and notes thereto.

Forward-Looking Statements

This report may contain forward-looking statements based on current expectations, estimates, and projections about our industry, management beliefs and assumptions made by us. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecast in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Restructuring

In March 2002, we implemented a cost saving initiative to increase long-term profitability through a workforce reduction program. The program reduced the number of our employees by 22. A restructuring charge to pre-tax earnings of $0.3 million was taken in the fourth quarter of fiscal year 2002. The annualized benefit of lower costs to us as a result of the restructuring is expected to be $1.3 million. Charges against the reserve for the three months ended June 30, 2002 totaled $0.2 million.

Liquidity and Capital Resources

On July 12, 2002, we entered into an Eighth Amendment (the “Amendment”) to our Revolving Credit and Loan Agreement, originally dated August 3, 1998, with the Banks. The Amendment extends the maturity date of our credit facility to August 1, 2003. The Amendment consists of a term loan and a revolving line of credit, the terms of which are as follows:

Term Loan. Under the Amendment, we have two term notes payable totaling $2,921,506. Monthly payments, including interest, of $56,512 commenced on August 1, 2002. Interest is payable at prime plus one percent, which is currently 5.75%. A final payment of the remaining balance is due on August 1, 2003.

Revolving Line of Credit. The maximum amount available under the revolving line of credit is $8.4 million of which approximately $6.3 million has been drawn down as of July 31, 2002. Availability under the line of credit is determined by a formula based on eligible accounts receivable (80%) and inventory (50%). From July through September 2002, we can borrow an additional $500,000 above our borrowing base and from October to December 2002 an additional $300,000 above our borrowing base, in either case not to exceed $8.4 million, without incurring any penalties. If borrowings under the revolving line of credit exceed the maximum availability, we will be in default of the Amendment. As a result, interest to be paid on the revolving line of credit would increase by two percentage points, and would increase an incremental percentage point for every 30 days we continue to exceed the maximum availability.

The revolving line of credit is due August 2003. A reduction in the revolving line of credit may occur in the third quarter of this year. Such reduction will occur to the extent we do not incur the entire $0.5 million allowed by the Banks in connection with the move of our Rochester facility. Any difference between the actual expenditures and the stipulated amounts will be applied against the revolving line of credit balance, and the maximum available amount will be reduced accordingly. We believe that any reduction in our revolving line of credit as a result of the difference between the actual costs to move and the stipulated amount will not affect our borrowing ability.

In connection with the execution of the Amendment, we paid an extension fee of $28,300, and incurred transaction costs of approximately $50,000. Additional amounts of $28,300 will be due on each of September 27, 2002, December 27, 2002 and March 28, 2003.

At the present time, we have $225,000 in escrow associated with our sale of MAC to Hughes. We may receive additional remuneration from Hughes if MAC achieves certain operational benchmarks. When received, the amount in escrow, plus any incremental remuneration will be used to pay down the term loan portion of our credit facility.

The Amendment contains certain fixed charge coverage and funded debt ratios, which must be provided to the Banks on a quarterly basis. Certain covenants from previous amendments, including those requiring a certain level of net worth, have been eliminated. All previous covenant violations were waived as of July 12, 2002. If we are not in compliance with these ratios, or if borrowings under the revolving line of credit exceed the borrowing base, as adjusted, an event of default would result.

Our plans for the balance of fiscal year 2003 are such that we believe we will be in compliance with all loan covenants and other conditions of borrowings.

Maximizing cash flow from operations will be another integral factor in our ability to minimize necessary borrowing under the revolving line of credit in order to minimize any potential defaults under the loan agreement. Our plans entail active management of working capital and reviewing our current operations. Plans to actively manage working capital include, but are not limited to, inventory reductions and accelerated collections of accounts receivable.

In conjunction with the sale of TPG to Fluke, we entered into a commitment to purchase a pre-determined amount of inventory from Fluke. We actively track these purchases to ensure that we will be in compliance with the terms of the purchase commitment. We believe that our plans are adequate to ensure that this purchase commitment will not adversely affect our operations or cash flows. We are in discussions with Fluke to expand the way we satisfy this purchase commitment.

A significant commitment for us for the remainder of fiscal year 2003 and all of fiscal year 2004 remains the amounts due and owing to the Banks under the credit facility. We cannot be certain that the Banks will extend the term of the credit facility, if necessary, after August 2003. Therefore, during fiscal 2003, we will explore and seek alternative sources with other banks and lending institutions. These financing sources may not provide financing to us on terms as favorable as the arrangement we currently have with the Banks. If the Banks do not renew the credit facility in 2003 and we are unsuccessful in securing a senior lender to replace the Banks, we will need to seek additional financing alternatives (such as factoring, equity lines of credit and other non-conventional financing mechanisms), which could materially and adversely affect our fiscal year 2004 operating results. If we are unable to obtain any additional financing, we will need to renegotiate terms with the Banks. We believe any such renegotiations will negatively impact future liquidity.

Results of Operations

April 1, 2002 – June 30, 2002 Compared to April 1, 2001 – June 30, 2001

Net sales decreased $2.9 million, or 17%, in the first quarter of the current year compared to the same period in fiscal year 2002. Excluding the effect of divested business (MAC and TPG) in the prior year, net sales decreased $0.7 million, or 4.6%.

Product sales decreased $3.0 million, or 24%, and $0.8 million, or 7.8%, after excluding divestitures. In this period of economic softness, the product sales decline of 7.8% was disproportionally heavy outside the U.S. where sales declined $0.4 million, or 18% year over year.

Calibration service sales increased $0.1 million, or 3%, over the prior year, which is nearly double the 1.8% growth rate for the prior year period.

Gross profit decreased $1.8 million, or 35.8% from the same period for the prior year. After eliminating the effect of the divested businesses, on a comparable basis including elimination of the benefit of internal manufacturing which was divested, gross profit decreased $0.5 million, or 13%. This deterioration is the result of higher costs and volume shortfall for products previously manufactured and changes in the current quarter’s product mix when compared to the same period in fiscal year 2002.

Selling, marketing and administrative expenses of $3.2 million were 26.8% less than the prior year. After excluding the direct expenses of divested businesses, these expenses decreased $0.5 million, or 12.7%, from the prior year. This expense reduction is attributable to lower payroll costs, reduced selling, marketing and IT costs.

Research and Development costs were eliminated in the first quarter of fiscal year 2003 as these costs were part of the divestiture of the TPG business.

Interest expense was reduced by $0.3 million, or 67.9%, when compared to the same period in fiscal year 2002. This was due primarily to the reduction of our overall debt from the divestitures of the MAC and TPG business units.

Ongoing Operations

As a result of the MAC and TPG divestitures and our restructuring and other unusual items, our ongoing business will differ significantly in nature from that in prior fiscal years, including the majority of fiscal year 2002. Reported prior year financial results and comparisons include the sales and operating results of the divested businesses, which cannot be reported as discontinued operations under APB 30. The following schedule summarizes information included in Form 10-K/A for the fiscal year ended March 31, 2002 regarding the effect the divested operations had on reported results for fiscal 2002:

(000's)	First Quarter

Sales of Divested Operations

MAC Sales	$1,875

TPG Sales	339

Total Divested Sales	$2,214

Gross Profit and Expenses of Divested Operations (1)	$(387)

(1)  Includes adjustments for gross profit (including manufacturing profit), forgone selling general and administrative costs (including goodwill), research and development costs and interest expense.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our exposure to changes in interest rates results from borrowing activities. On June 30, 2002, we had no hedging arrangements in place that would limit our exposure to upward movements in interest rates. In the event interest rates were to move by 1%, interest expense would increase or decrease by approximately $0.1 million assuming average borrowing levels remained constant from year to year. During fiscal year 2002, proceeds from divestitures were used to significantly reduce debt.

More than 93% of our sales are denominated in U.S. Dollars with the remainder denominated in Canadian Dollars. A 10% change in the value of the Canadian Dollar to the U.S. Dollar would impact our revenues by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian Dollars as appropriate to safeguard the profitability of sales recorded in Canadian Dollars.

PART II
OTHER INFORMATION

Item 1 – Legal Proceedings

None.

Item 2 – Changes in Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports on Form 8-K

a)	See Index to Exhibits

b)	Reports on Form 8-K

                           The following reports on Form 8-K were filed during the quarter covered by this report:

                                    Report dated May 6, 2002 reporting on Item 5. Other Events and Regulation FD Disclosure.

                                   Amended Report dated June 5, 2002 (amending Report dated January 10, 2002) reporting on Item 7.
                                    Financial Statements, Pro Forma Financial Information and Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSMATION, INC.

Date: August 14, 2002	/s/ Carl E. Sassano Carl E. Sassano President and CEO

Date: August 14, 2002	/s/ Charles P. Hadeed Charles P. Hadeed Vice President, Finance and CFO

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not Applicable.

(3)	Articles of Incorporation and By-Laws.

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31, 1988.

(4)	Instruments defining the rights of security holders, including indentures.

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

Eighth Amendment to Credit and Loan Agreement dated as of July 12, 2002 by and among Transmation, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-K/A for the year ended March 31, 2002.

(10)	Material Contracts.

None.

(11)	Statement re Computation of Per Share Earnings.

Computation can be clearly determined from Note 2 to the Financial Statements included herein as Item 1.

(15)	Letter re unaudited interim financial information.

Not Applicable.

(18)	Letter re change in accounting principles.

Not Applicable.

(19)	Report furnished to security holders.

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not Applicable.

(23)	Consents of Experts and Counsel.

Not Applicable

(24)	Power of Attorney.

Not Applicable.

(99)	Additional Exhibits.

99.1 Certification of Chief Executive Officer pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

99.2 Certification of Chief Financial Officer pursuant to Section 1350 of Section 63 of Title 18 of the United States Code.