Form 10-Q
period 2002-09-30
TRANSCAT INC
filed 2002-11-15
CIK 99302

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                to

Commission File Number: 0-3905

TRANSCAT, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	16-0874418 (I.R.S. Employer Identification No.)

35 Vantage Point Drive, Rochester, New York 14624
(Address of principal executive offices, including zip code)

585-352-7777
(Registrant’s telephone number, including area code)

Transmation, Inc.
10 Vantage Point Drive, Rochester, New York, 14624
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes      X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes                No     X

The number of shares of Common Stock of the registrant outstanding as of November 12, 2002 was 6,171,332.

TRANSCAT, INC.
FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2002

INDEX

			Pages(s)
Part I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited):

		Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended and Six Months Ended September 30, 2002 and 2001	3-4

		Consolidated Balance Sheets as of September 30, 2002 and March 31, 2002	5

		Consolidated Statements of Cash Flows for the Six Months Ended September 30, 2002 and 2001	6

		Notes to Consolidated Financial Statements	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-15

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	Other Information

	Item 1.	Legal Proceedings	17

	Item 2.	Changes in Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	17

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 5.	Other Information	17

	Item 6.	Exhibits and Reports on Form 8-K	17

Signatures			18

Certifications			19-20

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	30, 2002	30, 2001	30, 2002	30, 2001

Product Sales	$9,943	$12,028	$19,554	$24,676

Service Sales	4,502	4,299	9,134	8,792

Net Sales	14,445	16,327	28,688	33,468

Cost of Products Sold	7,464	8,203	14,757	16,539

Cost of Services Sold	3,672	3,505	7,460	7,305

Total Cost of Products and Services Sold	11,136	11,708	22,217	23,844

Gross Profit	3,309	4,619	6,471	9,624

Selling, Marketing, and Warehouse Expenses	1,935	2,601	4,034	5,432

Administrative Expenses	973	1,379	2,029	2,930

Research and Development Costs	—	315	—	595

Goodwill	—	312	—	621

Total Operating Expenses	2,908	4,607	6,063	9,578

Operating Income	401	12	408	46

Interest Expense	138	440	290	913

Other Income	—	(207)	—	(207)

Total Other Expense	138	233	290	706

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	263	(221)	118	(660)

Benefit for Income Taxes	(246)	—	(246)	—

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	509	(221)	364	(660)

Cumulative Effect of a Change in Accounting Principle	—	—	(6,472)	—

Net Income (Loss)	509	(221)	(6,108)	(660)

Other Comprehensive Income (Loss):

Currency Translation Adjustment	(90)	—	(5)	(5)

Comprehensive Income (Loss)	$419	$(221)	$(6,113)	$(665)

See the notes to these financial statements.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	30, 2002	30, 2001	30, 2002	30, 2001

Basic Earnings Per Share:

Before Cumulative Effect of a Change in Accounting Principle	$0.08	$(0.04)	$0.06	$(0.11)

From Cumulative Effect of a Change in Accounting Principle	—	—	(1.06)	—

Total Basic Earnings Per Share	$0.08	$(0.04)	$(1.00)	$(0.11)

Average Shares Outstanding (in thousands)	6,136	6,100	6,132	6,089

Diluted Earnings Per Share:

Before Cumulative Effect of a Change in Accounting Principle	$0.08	$(0.04)	$0.06	$(0.11)

From Cumulative Effect of a Change in Accounting Principle	—	—	(1.06)	—

Total Diluted Earnings Per Share	$0.08	$(0.04)	$(1.00)	$(0.11)

Average Shares Outstanding (in thousands)	6,142	6,100	6,138	6,089

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

	(Unaudited)
	September	March
	30, 2002	31, 2002

ASSETS
Current Assets:

Cash	$229	$508

Accounts Receivable, less allowance for doubtful accounts of $178 and $231 as of September 30, 2002 and March 31, 2002, respectively	6,846	8,259

MAC Escrow and Holdback	150	225

Finished Goods Inventory, net	3,291	3,869

Income Taxes Receivable	853	608

Prepaid Expenses, Deferred Charges, and Other	1,025	866

Total Current Assets	12,394	14,335

Property, Plant and Equipment, net	3,317	3,911

Goodwill	2,524	8,996

Deferred Charges	—	116

Cash Surrender Value of Life Insurance Policy	234	224

Total Assets	$18,469	$27,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:

Current Portion of Long-Term Debt	$500	$1,016

Accounts Payable	5,482	6,340

Accrued Payrolls, Commissions and Other	1,509	2,162

Deposits	209	448

Total Current Liabilities	7,700	9,966

Long-Term Debt, less current portion	8,284	8,897

Deferred Revenue – MAC	72	179

Deferred Compensation	204	232

Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	17,804	20,818

Stockholders’ Equity:

Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,258,796 and 6,241,000 shares issued as of September 30, 2002 and March 31, 2002, respectively; 6,139,438 and 6,121,642 shares outstanding as of September 30, 2002 and March 31, 2002, respectively	3,129	3,120

Capital in Excess of Par Value	3,024	3,019

Accumulated Other Comprehensive Loss	(331)	(326)

Retained (Deficit) Earnings	(4,704)	1,404

Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	665	6,764

Total Liabilities and Stockholders’ Equity	$18,469	$27,582

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended

	September	September
	30, 2002	30, 2001

Cash Flows from Operating Activities:

Net Loss	$(6,108)	$(660)

Cumulative Effect of a Change in Accounting Principle	6,472	—

Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	364	(660)

Adjustments to Reconcile Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle to Net Cash Provided by Operating Activities:

Depreciation and Amortization	801	2,049

Provision for Doubtful Accounts Receivable and Returns	88	(57)

Provision for Slow Moving or Obsolete Inventory	—	(231)

Income Taxes Receivable	(245)	—

Deferred Revenue – MAC	(107)	—

Other	—	109

Changes in Assets and Liabilities:

Accounts Receivable	1,325	1,862

MAC Escrow and Holdback	75	—

Inventories	578	346

Income Taxes Receivable	—	19
Prepaid Expenses, Deferred Charges, and Other	(53)	(513)

Accounts Payable	(858)	(1,620)

Accrued Payrolls, Commissions, and Other	(653)	(18)

Deposits	(239)	—

Deferred Compensation	(28)	(28)

Net Cash Provided by Operating Activities	1,048	1,258

Cash Flows from Investing Activities:

Purchase of Property, Plant and Equipment	(207)	(641)

Net Cash Used in Investing Activities	(207)	(641)

Cash Flows from Financing Activities:

Revolving Line of Credit, net	(795)	—

Payments on Long-Term Debt	(334)	(170)

Net Proceeds from Issuance of Common Stock	14	64

Net Cash Used in Financing Activities	(1,115)	(106)

Effect of Exchange Rate Changes on Cash	(5)	(5)

Net (Decrease) Increase in Cash	(279)	506

Cash at Beginning of Period	508	177

Cash at End of Period	$229	$683

See the notes to these financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share And Per Share Amounts)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Transcat, Inc., formerly known as Transmation, Inc,. (the “Company” or “Transcat”) primarily distributes, sells and services instrumentation that is used to calibrate, measure and test physical parameters (such as: temperature, pressure and current, dimensional and radio frequency) in industry and science.

The unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of and for the year ended March 31, 2002 as reported in the Company’s 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

Certain reclassifications of prior year and prior quarter financial information have been made to conform with current quarter and six month presentation.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share of Common Stock are computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share of Common Stock reflect the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase shares of Common Stock at the average market prices during the period, and the resulting net additional shares of Common Stock are included in the calculation of average shares of Common Stock outstanding. For the three months and six months ended September 30, 2002, the net additional shares of Common Stock from options and warrants had no effect on the calculation of dilutive earnings per share. For the three months and six months ended September 30, 2001, there were no dilutive stock options and warrants. The total number of shares outstanding from stock options and warrants are summarized as follows, for the three months and six months ended (shares in thousands, except per share amounts):

	September	September
	30, 2002	30, 2001

Number of Shares Outstanding	1,140	1,389

Range of Exercise Prices per Share	$0.80-$8.50	$1.78-$9.25

NOTE 3 – DEFERRED CATALOG COSTS

Transcat amortizes the cost of each major catalog mailed over such catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis; and if warranted, the Company may modify the period over which costs are recognized. Deferred catalog costs were $0.3 million and $0.7 million at September 30, 2002 and March 31, 2002, respectively.

NOTE 4 – BUSINESS SEGMENTS

Transcat has two operating segments and evaluates performance and allocates resources to such operating segments based on gross profit. The accounting policies of the reportable segments are the same as those identified in Note 2 of the Company’s Consolidated Financial Statements reported in the Company’s 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. There are no intersegment sales. The following table provides segment and unallocated amounts (in thousands):

	Second Quarter Ended		Six Months Ended

	September	September	September	September
	30, 2002	30, 2001	30, 2002	30, 2001

Segment Sales:

Product	$9,943	$12,028	$19,554	$24,676

Service	4,502	4,299	9,134	8,792

Total Net Sales	14,445	16,327	28,688	33,468

Gross Profit:

Product	2,479	3,825	4,797	8,137

Service	830	794	1,674	1,487

Total Gross Profit	3,309	4,619	6,471	9,624

Unallocated Costs (Income):

Selling, Marketing, and Warehouse Expenses	1,935	2,601	4,034	5,432

Administrative Expenses	973	1,379	2,029	2,930

Research and Development Costs	—	315	—	595

Goodwill	—	312	—	621

Interest Expense	138	440	290	913

Other Income	—	(207)	—	(207)

Total Unallocated Costs (Income)	$3,046	$4,840	$6,353	$10,284

NOTE 5 – DIVESTITURES

During fiscal year 2002, Transcat divested the Transmation Products Group (“TPG”) and the Measurement and Control (“MAC”) unit (the “Divestitures”). The Divestitures are disclosed in detail in Note 13 of the Company’s Consolidated Financial Statements reported in the Company’s 2002 Annual Report on Form 10K/A filed with the Securities and Exchange Commission.

In conjunction with the sale of TPG on December 26, 2001, the Company entered into a distribution agreement (the “Distribution Agreement”) with Fluke to be the exclusive worldwide distributor of TPG products until December 25, 2006. Under the Distribution Agreement, the Company also agreed to purchase a pre-determined amount of inventory from Fluke.

On October 31, 2002, the Company entered into a new distribution agreement (the “New Agreement”) with Fluke with an effective date of September 1, 2002, extending through December 31, 2006. Under the terms of the New Agreement, among other items, the Company agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands. The Company believes that this commitment to future purchases is consistent with the Company’s business needs and plans. The New Agreement further allows the Company to earn rebates upon achieving specified growth parameters in the Company’s product purchases from Fluke.

NOTE 6 – LONG-TERM DEBT

On November 13, 2002, Transcat entered into a new Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LLC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaces the Company’s Revolving Credit and Loan Agreement (the “Prior Credit Agreement”) with Key Bank, N.A. and Citizens Bank (“the Banks”) originally dated August 3, 1998 and most recently amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), the terms of which are as set forth below:

Under the Credit Agreement, the Company has made a term note in the amount of $1.5 million in favor of GMAC. This term note is payable in equal monthly payments of $41,667 plus interest, commencing on December 1, 2002. Interest on the term note is payable at the Company’s option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and LIBOR as of November 13, 2002 were 4.25% and 1.38%, respectively. In addition, under the Credit Agreement, the Company is required to further reduce the term loan, on an annual basis, by 20% of excess cash flow not to exceed $200,000 per year.

The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10 million. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). The Credit Agreement has certain covenants with which the Company must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and catalog spending. Interest on borrowings under the revolving line of credit is payable monthly, at the Company’s option, at prime rate, 4.25% as of November 13, 2002, or up to 80% of the Loan at the 30-day LIBOR, 1.38% as of November 13, 2002, plus 2.75%. Additional terms of the Credit Agreement require an increase in the Company’s borrowing rate of two percentage points should an event of default occur and a termination premium of 3% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated in its first year and 1% if terminated thereafter, prior to November 13, 2005.

Additionally, the Company has pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement. The Company has also agreed to pay GMAC, on a monthly basis, an unused line fee amounting to 0.5% per annum on the unused portion of the revolving line as well as an annual collateral servicing fee of $72,000, which fees are to be paid on a monthly basis.

The Credit Agreement affects the Company’s Consolidated Balance Sheet as of September 30, 2002 by the following (in thousands):

	Prior Credit Agreement	Credit Agreement

Current Portion of Long-Term Debt	$8,784	$500

Long-Term Debt, less current portion	—	8,284

Total	$8,784	$8,784

The Credit Agreement also requires the Company to make the following principal payments, excluding any reductions attributable to excess cash flow, as discussed above (in thousands):

Fiscal Year 2003	$167

Fiscal Year 2004	500

Fiscal Year 2005	500

Fiscal Year 2006	333

Total	$1,500

In completing the refinancing with GMAC, Transcat’s lenders under the Prior Credit Agreement, the Banks, and the Company executed a Termination Agreement under which the Banks accepted a $2.2 million reduction in the Company’s outstanding debt as of November 13, 2002, in consideration of the issuance to the Banks of warrants to purchase 500,000 shares of the Company’s Common Stock. The shares of Common Stock underlying such warrants have an exercise price of $1.50 and expire according to the following schedule: 100,000 shares on November 13, 2004, 100,000 shares on November 13, 2005, and 300,000 shares on November 13, 2007. The refinancing transaction, which will be recorded in the Company’s fiscal third quarter, will result in a one-time gain to the Company, net of transaction costs, of approximately $1.7 million and an increase in stockholders’ equity attributed to the valuation of the warrants of approximately $0.5 million.

Further, under the Termination Agreement, should the Company incur a change of control, as defined in the Termination Agreement, prior to November 13, 2004, the Banks will be entitled to recover the lesser of the net assets of the Company or $2.2 million. To the extent the net market value of the warrants issued in conjunction with the termination of the Prior Credit Agreement is less than the amount due, additional warrants would be issued at the market price in such quantity to equal the difference between the amount due and the net market value of the warrants issued in connection with the Termination Agreement. The Company currently has no plans to effect a change in control, nor is it currently soliciting or entertaining any transactions that would constitute a change in control.

NOTE 7 – GOODWILL

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Tangible Assets”. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, SFAS No. 142 requires Transcat to test for impairment of the Company’s goodwill or intangible goods on an annual basis, or immediately if conditions indicate that such impairment could exist. The Company adopted SFAS No. 142 effective April 1, 2002. As a result of adopting SFAS No. 142, the Company no longer records goodwill amortization of approximately $0.7 million per year after taking into account the fiscal year 2002 $4.5 million write off of goodwill recorded in conjunction with the Divestitures. Using the fair market value measurement requirement, rather than the undiscounted cash flows approach, the Company recorded an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of fiscal year 2003. The evaluation of reporting units on a fair value basis, adjusted for what the balance of goodwill would have been if purchase accounting were applied at the date of impairment, as required from the implementation of SFAS No. 142, indicated that an impairment existed. Based upon the evaluation, impairment was $6.5 million or approximately 71.9% of goodwill recorded as of March 31, 2002.

The following table provides the comparative effects of adopting SFAS No. 142 for the three and six months ended, September 30, 2002 and 2001 (in thousands, except per share amounts):

	Second Quarter Ended		Six Months Ended

	September	September	September	September
	30, 2002	30, 2001	30, 2002	30, 2001

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$509	$(221)	$364	$(660)

Add Back: Goodwill Amortization	—	312	—	621

Adjusted Net Income (Loss)	$509	$91	$364	$(39)

Basic and Diluted Earnings (Loss) Per Share:

Before Cumulative Effect of a Change in Accounting Principle	$0.08	$(0.04)	$0.06	$(0.11)

Add Back: Goodwill Amortization	—	0.05	—	0.10

Adjusted Basic Earnings (Loss) Per Share	$0.08	$0.01	$0.06	$(0.01)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the Consolidated Financial Statements of Transcat as of September 30, 2002 and 2001 for the three months and six months then ended. This information should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

RESTRUCTURING

In March 2002, Transcat implemented a cost saving initiative to increase long-term profitability through a workforce reduction program (the “Restructuring”). The Restructuring program reduced the number of employees by 22. A charge to pre-tax earnings of $0.3 million was taken in the fourth quarter of fiscal year 2002. The annualized benefit of lower costs to the Company as a result of the Restructuring is expected to be $1.3 million during fiscal year 2003. Charges against the reserve for the three months and six months ended September 30, 2002 were $0.2 million. The Company’s headcount at March 31, 2002, prior to the Restructuring, was 269 persons, including one part-time employee, and was 242 at September 30, 2002, including one part-time employee.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended

	September	September
	30, 2002	30, 2001

Cash Provided by (Used in):

Operating Activities	$1,048	$1,258

Investing Activities	(207)	(641)

Financing Activities	(1,115)	(106)

Net cash from operations totaled $1.0 million for the six months ended September 30, 2002. Depreciation, a reduction in accounts receivable from March 31, 2002, which ends Transcat’s historically strongest quarter, and a concerted effort by the Company to reduce its inventories offset reductions in trade payables and accrued liabilities, including severance payments. The $1.2 million decrease in depreciation and amortization for the six months ended September 30, 2002 is primarily attributed to the Divestitures and the SFAS No. 142 adoption.

The Company’s operating cash flow provided the capital to reduce outstanding debt by $1.1 million, or 11.4% over the six months ended September 30, 2002. As a result of the available funds from the Company’s refinancing of debt on November 13, 2002, under the Credit Agreement described in Note 6 to the Consolidated Financial Statements, and the operating cash flows from the business, the Company believes it has sufficient cash flows to fund its operations.

As further detailed in Note 6 of the Consolidated Financial Statements, the Company refinanced its senior debt on November 13, 2002. In addition to obtaining a new term loan and revolving line of credit, the Company’s previous lenders accepted a $2.2 million reduction in debt in consideration of the issuance of warrants to purchase 500,000 shares of the Company’s Common Stock over the next five years.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001:

Net sales decreased $1.9 million, or 11.5% in the quarter ended September 30, 2002 compared to $16.3 million in the quarter ended September 30, 2001. Excluding the effect of the Divestitures in the prior year, net sales increased $0.2 million, or 1.3%, to $14.4 million. Product sales decreased $2.1 million, or 17.3%, to $9.9 million, with the decrease attributable to sales from the Divestitures. Not including sales from the Divestitures, product sales were flat, which stemmed six consecutive quarters of declining product sales. Calibration service sales increased $0.2 million, or 4.7%, from the prior year to $4.5 million, primarily due to growth in two new laboratories that opened in fiscal year 2002.

Gross profit decreased $1.3 million, or 28.4% in the quarter ended September 30, 2002, from $4.6 million in the same period of the prior fiscal year. After eliminating the effect of the Divestitures, gross profit decreased $0.2 million, or 5.3%, to $3.3 million. This decrease is attributable to the Company’s product mix this quarter and the Company’s inability, as yet, to optimize the leverage of increased calibration sales. Product gross profit decreased to 24.9% in the second quarter of fiscal year 2003 from 31.8% in the second quarter of fiscal year 2002 primarily due to the Divestitures. Product gross profit decreased from a first quarter level of 25.9% to 24.9% largely attributable to a less favorable product mix. Calibration services gross profit decreased from 18.5% in the second quarter of fiscal year 2002 to 18.4% in the second quarter of fiscal year 2003 as the increased cost of the Company’s two new laboratories exceeded the benefit of increased calibration sales. Calibration services gross profit in the second quarter increased by 3.3 margin points over the first quarter rate of 15.1%. Although achieving a higher level of calibration profitability over the first quarter, the Company continues to focus on optimizing the leverage of increased calibration sales in established calibration laboratories, and accelerate the increasing, although slower than anticipated, growth in the two new laboratories opened in fiscal year 2002.

Selling, marketing, warehouse and administrative expenses of $2.9 million during the quarter ended September 30, 2002 were 26.9% less than the same period in the prior fiscal year. After the exclusion of direct expenses of divested businesses and the payroll cost incurred in the prior year of employees restructured in March 2002 (see Restructuring above), these expenses decreased $0.5 million, or 15.3%, from $3.4 million in the prior year. Continued cost controls on an on-going basis in the areas of payroll, selling, marketing and management information systems have generated this overall reduction.

With the sale of TPG in fiscal year 2002, the Company no longer incurs research and development expenses.

Goodwill amortization expense was eliminated with the implementation of SFAS No.142. See Note 7 to the Consolidated Financial Statements.

Other expenses (income) decreased by $0.1 million, or 40.8%. Interest expense was reduced significantly as a result of lower debt levels driven by proceeds of the Company’s divestitures and operating cash flow. The Company received other income in the prior year of $0.2 million from a one-time receipt of life insurance proceeds.

During the quarter ended September 30, 2002, the Company recognized an income tax benefit of $0.2 million arising from the recovery of taxes previously paid and expensed.

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001:

Net sales decreased $4.8 million, or 14.3% in the six months ended September 30, 2002 from $33.5 million in the six months ended September 30, 2001. Excluding the effect of the Divestitures in the prior year, net sales decreased $0.5 million, or 1.7% to $28.7 million. Product sales decreased $5.1 million, or 20.8%, to $19.6 million; and after excluding the Divestitures, product sales decreased $0.8 million, or 4.1%, to $19.6 million. The primary reason for the decrease, which occurred in the first quarter, was continued economic softness, and in particular, a disproportional decrease in sales outside the U.S. were the primary factors. Calibration service sales increased $0.3 million, or 3.9% from the prior year same period of $8.8 million, primarily due to growth in two new laboratories that opened in fiscal year 2002.

Gross profit decreased $3.2 million, or 32.8% in the six months ended September 30, 2002, from $9.6 million in the same period of the prior fiscal year. After eliminating the effect of the Divestitures, gross profit decreased $0.7 million, or 10.4% to $6.5 million. This decrease is attributable to higher costs for purchased products and product mix within the current period when compared to the same period in fiscal year 2002. Product gross profit decreased from 33.0% for the six months ended September 30, 2001 to 24.5% for the same period in fiscal year 2003, primarily due to the Divestitures. Calibration gross profit increased to 18.3% for the six months ended September 30, 2002 from 16.9% in the same period in fiscal year 2002. Although achieving a higher level of profitability, the Company continues to focus on optimizing the leverage of increased calibration sales in established calibration laboratories, and accelerate the increasing, although slower than anticipated, growth in the two new laboratories opened in fiscal year 2002.

Selling, marketing, warehouse and administrative expenses of $6.1 million during the six months ended September 30, 2002 were 27.5% less than the prior year same period. After the exclusion of direct expenses of the divested businesses, and the payroll cost incurred in the prior year of employees restructured in March 2002 (see Restructuring above), these expenses decreased $1.1 million, or 15.4%, from the prior year. Continued cost controls on an on-going basis in the areas of payroll, selling, marketing and management information systems have generated this overall reduction.

With the sale of TPG in fiscal year 2002, the Company no longer incurs research and development expenses.

Goodwill amortization expense was eliminated with the implementation of SFAS No.142. See Note 7 to the Consolidated Financial Statements.

Other expenses (income) decreased by $0.4 million, or 58.9%. Interest expense was reduced significantly through the business divestitures and operating cash flow when compared to the prior year. The Company received other income in the prior year of $0.2 million from a one-time benefit of life insurance proceeds.

During the six months ended on September 30, 2002, the Company recognized an income tax benefit of $0.2 million arising from the recovery of taxes previously paid and expensed.

ONGOING OPERATIONS

As a result of the Divestitures, the Restructuring and other unusual items described below, Transcat’s ongoing business differs significantly in nature from that in prior fiscal years, including the majority of fiscal year 2002. The primary differences in the nature of the Company’s ongoing operations are the elimination of: (i) MAC sales and direct costs and (ii) the Company’s manufacturing capability and profit earned there on, due to the sale of TPG. Reported prior year financial results include the sales and operating results of the Divestitures, which cannot be reported as discontinued operations under APB (Accounting Practice Bulletin) 30, one-time costs, goodwill amortization and one-time other income. These items are disclosed in detail, following the reconciliation schedule from GAAP (Generally Accepted Accounting Principles) to pro forma fiscal year 2001.

The following schedule provides a reconciliation of the reported operating results for the quarter and six months ended September 30, 2001 with those of the ongoing operations of the Company on an adjusted basis, and, compares those adjusted results to the operating results of the Company for the quarter and six months ended September 30, 2002 (in thousands):

	Second Quarter Ended September 30,				Six Months Ended September 30,

	2001	2001	2001		2001	2001	2001
	As	Adjust-	Adjusted		As	Adjust-	Adjusted
	Reported	ments	Ongoing	2002	Reported	ments	Ongoing	2002

Product Sales	$12,028	$(2,068)	$9,960	$9,943	$24,676	$(4,281)	$20,395	$19,554

Service Sales	4,299	—	4,299	4,502	8,792	—	8,792	9,134

Net Sales	16,327	(2,068)	14,259	14,445	33,468	(4,281)	29,187	28,688

Total Costs of Products and Services Sold	11,708	(944)	10,764	11,136	23,844	(1,877)	21,967	22,217

Gross Profit	4,619	(1,124)	3,495	3,309	9,624	(2,404)	7,220	6,471

Selling, Marketing, and Warehouse Expenses	2,601	(469)	2,132	1,935	5,432	(977)	4,455	4,034

Administrative Expenses	1,379	(79)	1,300	973	2,930	(220)	2,710	2,029

Research and Development Costs	315	(315)	—	—	595	(595)	—	—

Goodwill	312	(312)	—	—	621	(621)	—	—

Total Operating Expenses	4,607	(1,175)	3,432	2,908	9,578	(2,413)	7,165	6,063

Operating Income	12	51	63	401	46	9	55	408

Interest Expense	440	(158)	282	138	913	(328)	585	290

Other Income	(207)	207	—	—	(207)	207	—	—

(Loss) Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	(221)	2	(219)	263	(660)	130	(530)	118

Benefit for Income Taxes	—	—	—	(246)	—	—	—	(246)

(Loss) Income Before Cumulative Effect of a Change in Accounting Principle	(221)	2	(219)	509	(660)	130	(530)	364

Cumulative Effect of a Change in Accounting Principle	—	—	—	—	—	—	—	(6,472)

Net (Loss) Income	(221)	2	(219)	509	(660)	130	(530)	(6,108)

Other Comprehensive Income (Loss):

Currency Translation Adjustment	—	—	—	(90)	(5)	—	(5)	(5)

Comprehensive Income (Loss)	$(221)	$2	$(219)	$419	$(665)	$130	$(535)	$(6,113)

Adjustments are:

•	Elimination of sales, cost of sales and direct expenses (non-allocated) of the Divestitures,

•	Elimination of the manufacturing profit due to the divestiture of TPG,

•	Elimination of the cost of restructured personnel,

•	Elimination of goodwill amortization,

•	Elimination of interest expense attributed to the Divestitures, and

•	Elimination of life insurance proceeds.

(In thousands)	Second Quarter Ended	Six Months Ended

	September	September
	30, 2001	30, 2001

2001 As Reported Comprehensive Loss	$(221)	$(665)

2001 Adjustments:

Divestitures	(9)	(3)

Manufacturing Profit	(591)	(1,286)

Restructured Personnel	339	677

Goodwill Amortization	312	621

Interest Expense	158	328

Life Insurance Proceeds	(207)	(207)

Total 2001 Adjustments	2	130

2001 Adjusted Ongoing Comprehensive (Loss) Income	$(219)	$(535)

SUBSEQUENT EVENT

As disclosed and detailed in Note 6 of the Consolidated Financial Statements, on November 13, 2002, Transcat refinanced its senior debt and will recognize a gain in the third quarter, resulting from an agreement by the Company to accept a reduction of formerly outstanding debt upon termination of the Company’s Prior Credit Agreement.

The following table illustrates, on a pro forma basis, how the Company’s Balance Sheet would have been impacted had that transaction occurred as of September 30, 2002 (in thousands):

	As Reported	Pro Forma

Total Debt	$8,784	$6,584

Warrants	—	518

Retained Deficit	(4,704)	(3,361)

Stockholders’ Equity	665	2,526

The Pro Forma amounts presented above may differ only to the extent that actual transaction expenses could differ from those amounts estimated by an immaterial amount.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements based on current expectations, estimates, and projections about Transcat’s industry, management beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, the Company’s actual results may materially differ from those expressed or forecast in any such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Transcat’s exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, interest expense would increase or decrease by approximately $0.1 million assuming average-borrowing levels remained constant from year to year. During fiscal year 2002, proceeds from the Divestitures were used to significantly reduce the Company’s debt. On September 30, 2002, the Company had no hedging arrangements in place that would limit the Company’s exposure to upward movements in interest rates.

Under the Credit Agreement described in Note 6 to the Consolidated Financial Statements, interest on the term note is payable at the Company’s option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. Interest on the revolving line of credit is payable monthly, at the Company’s option, at prime rate, 4.25% as of November 13, 2002, or up to 80% of the Loan at the 30-day LIBOR, 1.38% as of November 13, 2002, plus 2.75%.

Approximately 92.0% and 91.3% of the Company’s sales are denominated in U.S. Dollars with the remainder denominated in Canadian Dollars for the three months and six months ended September 30, 2002, respectively. A 10% change in the value of the Canadian Dollar to the U.S. Dollar would impact the Company’s revenues by approximately 1%. The Company monitors the relationship between the U.S. and Canadian currencies on a continuous basis and adjusts sales prices for products and services sold in Canadian Dollars as it believes to be appropriate to safeguard the profitability of sales recorded in Canadian Dollars.

ITEM 4. CONTROLS AND PROCEDURES

EXPLANATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within ninety-days prior to the date of this report, Transcat carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Vice President, Finance, of the effectiveness of the design and operation of the Company’s disclosure control and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Vice President, Finance conclude that the Company’s disclosure controls and procedures are timely and alert them to material information relating to the Company that is required to be included in the Company’s periodic Securities and Exchange Commission filings.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders on August 20, 2002, the shareholders of the Company approved Proposal 1 and Proposal 2, which were the only proposals presented for shareholder action. The results of the shareholder voting at the Annual Meeting of Shareholders were as follows:

Proposal 1:

To elect E. Lee Garelick and Dr. Harvey J. Palmer as Directors of the Company, each to serve until the Annual Meeting of Shareholders to be held in 2005:

Nominees	Votes For	Votes Withheld

E. Lee Garelick	5,073,609	351,328

Dr. Harvey J. Palmer	5,068,964	355,973

Proposal 2:

To approve and ratify the Board’s selection of PricewaterhouseCoopers LLP as independent auditors of the Company for the fiscal year ended March 31, 2003:

Votes For:	5,402,995

Votes Against:	16,443

Votes Abstained:	5,499

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.*

See Index to Exhibits.

b) Reports on Form 8-K.

None.

*     The Company has requested confidential treatment of certain information contained in Exhibit 10(a). Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. § 200.80(b)(4) and § 240.24b-2.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Dated:	November 14, 2002	/s/ Carl E. Sassano Carl E. Sassano President and Chief Executive Officer

Dated:	November 14, 2002	/s/ Charles P. Hadeed Charles P. Hadeed Vice President, Finance and Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Carl E. Sassano, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Transcat, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Carl E. Sassano

Carl E. Sassano President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Charles P. Hadeed, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Transcat, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Charles P. Hadeed Charles P. Hadeed Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

                 Not Applicable.

(3)	Articles of Incorporation and By-Laws.

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31, 1988.

(4)	Instruments defining the rights of security holders, including indentures.

(i)	The documents listed under (3) are incorporated herein by reference.

(ii)	Credit and Loan Agreement dated August 7, 1998 between Transcat, Inc. and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended September 30, 1998.

(iii)	Second Amendment to Credit and Loan Agreement dated as of February 9, 1999 by and among Transcat, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(b) to the Registrant’s Form 8-K dated February 9, 1999.

(iv)	Third Amendment to Credit and Loan Agreement dated as of June 23, 2000 by and among Transcat, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended June 30, 2000.

(v)	Fifth Amendment to Credit and Loan Agreement dated as of July 13, 2001 by and among Transcat, Inc., certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-Q for the quarter ended June 30, 2001.

(vi)	Sixth Amendment to Credit and Loan Agreement dated as of December 26, 2001 by and among Transcat, Inc. certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 8-K dated January 10, 2002.

(vii)	Seventh Amendment to Credit and Loan Agreement dated as of January 18, 2002 by and among Transcat, Inc. certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 8-K dated January 22, 2002.

(viii)	Eighth Amendment to Credit and Loan Agreement dated as of July 12, 2002 by and among Transcat, Inc. certain Lenders, and KeyBank National Association is incorporated herein by reference to Exhibit 4(a) to the Registrant’s Form 10-K/A for the year ended March 31, 2002.

+	Note: The Loan and Security Agreement dated as of November 13, 2002, by and among GMAC Business Credit, LLC, Transcat, Inc., and Transmation (Canada), Inc. will be filed as an exhibit to the Registrant’s Form 10-Q for the quarter ended December 31, 2002.

(10)	Material Contracts.

(a)	Fluke Distribution Agreement, as amended, is included herein as Exhibit 10(a).*

*     The Company has requested confidential treatment of certain information contained in Exhibit 10(a). Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. § 200.80(b)(4) and § 240.24b-2.

(11)	Statement re computation of per share earnings.

Computation can be clearly determined from Note 2 to the Financial Statements included herein as Item 1.

(15)	Letter re unaudited interim financial information.

Not Applicable.

(18)	Letter re change in accounting principles.

Not Applicable.

(19)	Report furnished to security holders.

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not Applicable.

(23)	Consents of Experts and Counsel.

Not Applicable

(24)	Power of Attorney.

Not Applicable.

(99)	Additional Exhibits.

(i)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer.

(ii)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.