Form 10-Q
period 2002-12-31
TRANSCAT INC
filed 2003-02-12
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                             (Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended: December 31, 2002

or

[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to ______

Commission File Number: 0-3905

TRANSCAT, INC.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	16-0874418 (I.R.S. Employer Identification No.)

35 Vantage Point Drive, Rochester, New York 14624
(Address of principal executive offices, including zip code)

585-352-7777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares of Common Stock of the registrant outstanding as of February 10, 2003 was 6,175,584.

TRANSCAT, INC.
FORM 10-Q

QUARTER ENDED DECEMBER 31, 2002

INDEX

			Page(s)
Part I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited):

		Consolidated Statements of Operations and Comprehensive Income (Loss) for the Third
		Quarter Ended and Nine Months Ended December 31, 2002 and 2001	3-4

		Consolidated Balance Sheets as of December 31, 2002 and March 31, 2002	5

		Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2002
		and 2001	6

		Notes to Consolidated Financial Statements	7-12

	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-18

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

	Item 4.	Controls and Procedures	19

Part II.	Other Information

	Item 1.	Legal Proceedings	20

	Item 2.	Changes in Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 5.	Other Information	20

	Item 6.	Exhibits and Reports on Form 8-K	20

Signatures			21

Certification of Chief Executive Officer			22

Certification of Chief Financial Officer			23

Index to Exhibits			24-25

PART I. FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended

	December	December	December	December
	31, 2002	31, 2001	31, 2002	31, 2001

Product Sales	$10,141	$11,943	$29,695	$36,619
Service Sales	4,437	4,510	13,571	13,302

Net Sales	14,578	16,453	43,266	49,921

Cost of Products Sold	7,557	8,313	22,314	24,852
Cost of Services Sold	3,649	3,805	11,109	11,110

Total Cost of Products and Services Sold	11,206	12,118	33,423	35,962

Gross Profit	3,372	4,335	9,843	13,959

Selling, Marketing, and Warehouse Expenses	2,120	2,963	6,154	8,395
Administrative Expenses	1,387	1,579	3,365	4,509
Research and Development Costs	—	314	—	909
Goodwill	—	4,485	—	5,106

Total Operating Expenses	3,507	9,341	9,519	18,919

Operating (Loss) Income	(135)	(5,006)	324	(4,960)

Interest Expense	128	356	469	1,269
Gain on Extinguishment of Debt	(1,593)	—	(1,593)	—
Other Income	—	—	—	(207)

Total Other (Income) Expense	(1,465)	356	(1,124)	1,062

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	1,330	(5,362)	1,448	(6,022)
Benefit for Income Taxes	—	—	(246)	—

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1,330	(5,362)	1,694	(6,022)
Cumulative Effect of a Change in Accounting Principle	—	—	(6,472)	—

Net Income (Loss)	1,330	(5,362)	(4,778)	(6,022)
Other Comprehensive Income:
Currency Translation Adjustment	(4)	(14)	(9)	(19)

Comprehensive Income (Loss)	$1,326	$(5,376)	$(4,787)	$(6,041)

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Data)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended

	December	December	December	December
	31, 2002	31, 2001	31, 2002	31, 2001

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.22	$(0.88)	$0.28	$(0.99)
From Cumulative Effect of a Change in Accounting Principle	—	—	(1.06)	—

Total Basic Earnings (Loss) Per Share	$0.22	$(0.88)	$(0.78)	$(0.99)

Average Shares Outstanding (in thousands)	6,149	6,109	6,138	6,096

Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.21	$(0.88)	$0.28	$(0.99)
From Cumulative Effect of a Change in Accounting Principle	—	—	(1.06)	—

Total Diluted Earnings (Loss) Per Share	$0.21	$(0.88)	$(0.78)	$(0.99)

Average Shares Outstanding (in thousands)	6,372	6,109	6,138	6,096

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

	(Unaudited)
	December	March
	31, 2002	31, 2002

ASSETS
Current Assets:
Cash	$230	$508
Accounts Receivable, less allowance for doubtful accounts of $193 and $231 as of December 31, 2002 and March 31, 2002, respectively	6,396	8,259
MAC Escrow and Holdback	7	225
Finished Goods Inventory, net	4,310	3,869
Income Taxes Receivable	771	608
Prepaid Expenses and Other	847	866

Total Current Assets	12,561	14,335
Property, Plant and Equipment, net	2,960	3,911
Goodwill	2,524	8,996
Deferred Charges	238	116
Cash Surrender Value of Life Insurance Policy	234	224

Total Assets	$18,517	$27,582

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$570	$1,016
Accounts Payable	5,635	6,340
Accrued Payrolls, Commissions and Other	1,411	2,162
Deposits	72	448

Total Current Liabilities	7,688	9,966
Long-Term Debt, less current portion	6,546	8,897
Deferred Revenue — MAC	18	179
Deferred Compensation	190	232
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	15,986	20,818

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,293,767 and 6,241,000 shares issued as of December 31, 2002 and March 31, 2002, respectively; 6,174,409 and 6,121,642 shares outstanding as of December 31, 2002 and March 31, 2002, respectively	3,147	3,120
Capital in Excess of Par Value	3,028	3,019
Warrants	518	—
Accumulated Other Comprehensive Loss	(335)	(326)
Retained (Deficit) Earnings	(3,374)	1,404
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	2,531	6,764

Total Liabilities and Stockholders’ Equity	$18,517	$27,582

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended

	December	December
	31, 2002	31, 2001

Cash Flows from Operating Activities:
Net Loss	$(4,778)	$(6,022)
Cumulative Effect of a Change in Accounting Principle	6,472	—

Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1,694	(6,022)
Adjustments to Reconcile Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle to Net Cash Provided by Operating Activities:
Impairment of Long-Lived Assets	—	4,173
Gain on Extinguishment of Debt	(1,593)	—
Depreciation and Amortization	1,550	3,156
Provision for Doubtful Accounts Receivable and Returns	—	(114)
Provision for Slow Moving or Obsolete Inventory	—	(322)
Deferred Revenue — MAC	(161)	—
Other	(10)	(183)
Changes in Assets and Liabilities:
Accounts Receivable	1,863	2,990
MAC Escrow and Holdback	218	—
Inventories	(441)	1,108
Income Taxes Receivable / Payable	(163)	421
Prepaid Expenses, Deferred Charges, and Other	(453)	(406)
Accounts Payable	(705)	(1,742)
Accrued Payrolls, Commissions, and Other	(751)	278
Deposits	(376)	500
Deferred Compensation	(42)	(42)

Net Cash Provided by Operating Activities	630	3,795

Cash Flows from Investing Activities:
Purchase of Property, Plant, and Equipment	(249)	(907)
Proceeds from Sale of Divested Operations	—	10,500

Net Cash (Used in) Provided by Investing Activities	(249)	9,593

Cash Flows from Financing Activities:
Revolving Line of Credit, net	408	(2,298)
Payments on Term Debt	(8,207)	(10,700)
Proceeds from Term Debt	7,113	—
Net Proceeds from Issuance of Common Stock	36	76

Net Cash Used in Financing Activities	(650)	(12,922)

Effect of Exchange Rate Changes on Cash	(9)	(19)

Net (Decrease) Increase in Cash	(278)	447
Cash at Beginning of Period	508	177

Cash at End of Period	$230	$624

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of Warrants for Debt Retirement	$518	—

See the notes to these financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share And Per Share Amounts)
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

Transcat, Inc., formerly known as Transmation, Inc., (the “Company” or “Transcat”) primarily distributes, sells and services instrumentation that is used to calibrate, measure and test physical parameters (such as: temperature, pressure and current, dimensional and radio frequency) in industry and science.

The unaudited Consolidated Financial Statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements of the Company as of and for the year ended March 31, 2002 as reported in the Company’s 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission.

Certain reclassifications of prior year and prior quarter financial information have been made to conform with current quarter and nine months presentation.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share of Common Stock are computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share of Common Stock reflect the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase shares of Common Stock at the average market prices during the period, and the resulting net additional shares of Common Stock are included in the calculation of average shares of Common Stock outstanding. For the three months ended December 31, 2002, the net additional shares of Common Stock from options and warrants had a $0.01 per share effect on the calculation of dilutive earnings per share and no effect on the calculation of dilutive earnings per share for the nine months ended December 31, 2002. For the three months and nine months ended December 31, 2001, there were no dilutive stock options and warrants. The total number of dilutive and anti-dilutive shares outstanding from stock options and warrants are summarized as follows, for the three months and nine months ended (shares in thousands, except per share amounts):

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended

	December	December	December	December
	31, 2002	31, 2001	31, 2002	31, 2001

Number of Options and Warrants:
Dilutive	223	—	—	—
Ant-dilutive	1,406	1,629	1,421	1,421

Total	1,629	1,629	1,421	1,421

Range of Exercise Prices per Share	$0.80-$8.50	$0.80-$8.50	$1.55-$9.25	$1.55-$9.25

NOTE 3 – STOCK-BASED COMPENSATON

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure an amendment of FASB Statement No.

123,” which provides optional transition guidance for those companies electing to voluntarily adopt the accounting provisions of SFAS No. 123. The Company will continue to account for stock-based employee compensation in accordance with Accounting Practice Board (“APB”) No. 25, “Accounting for Stock Issued to Employees,” under the intrinsic value method. As such, the statement mandates pro forma information regarding net income (loss) and net income (loss) per share as if the Company had accounted for stock-based employee compensation under the fair value method. Pro forma amounts are as follows:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended

	December	December	December	December
	31, 2002	31, 2001	31, 2002	31, 2001

Net Income (Loss), as reported	$1,330	$(5,362)	$(4,778)	$(6,022)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(55)	(57)	(164)	(171)

Pro Forma Net Income (Loss)	$1,275	$(5,419)	$(4,942)	$(6,193)

Earnings (Loss) Per Share:
Basic — as reported	$0.22	$(0.88)	$(0.78)	$(0.99)
Basic — pro forma	$0.21	$(0.89)	$(0.81)	$(1.02)

Diluted — as reported	$0.21	$(0.88)	$(0.78)	$(0.99)
Diluted — pro forma	$0.20	$(0.89)	$(0.81)	$(1.02)

NOTE 4 – DEFERRED CATALOG COSTS

Transcat amortizes the cost of each major catalog mailed over such catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis; and if warranted, the Company may modify the period over which costs are recognized. Deferred catalog costs were $0.2 million and $0.7 million at December 31, 2002 and March 31, 2002, respectively.

NOTE 5 – BUSINESS SEGMENTS

Transcat has two operating segments and evaluates performance and allocates resources to such operating segments based on gross profit. The accounting policies of the reportable segments are the same as those identified in Note 2 of the Company’s Consolidated Financial Statements reported in the Company’s 2002 Annual Report on Form 10-K/A filed with the SEC. There are no intersegment sales. The following table provides segment and unallocated amounts (in thousands):

	Third Quarter Ended		Nine Months Ended

	December	December	December	December
	31, 2002	31, 2001	31, 2002	31, 2001

Segment Sales:
Product	$10,141	$11,943	$29,695	$36,619
Service	4,437	4,510	13,571	13,302

Total Net Sales	14,578	16,453	43,266	49,921

Gross Profit:
Product	2,584	3,630	7,381	11,767
Service	788	705	2,462	2,192

Total Gross Profit	3,372	4,335	9,843	13,959

Unallocated Costs (Income):
Selling, Marketing, and Warehouse Expenses	2,120	2,963	6,154	8,395
Administrative Expenses	1,387	1,579	3,365	4,509
Research and Development Costs	—	314	—	909
Goodwill	—	4,485	—	5,106
Interest Expense	128	356	469	1,269
Gain on Extinguishment of Debt	(1,593)	—	(1,593)	—
Other Income	—	—	—	(207)

Total Unallocated Costs (Income)	$2,042	$9,697	$8,395	$19,981

NOTE 6 – DIVESTITURES

During fiscal year 2002, Transcat divested the Transmation Products Group (“TPG”) and the Measurement and Control (“MAC”) unit (the “Divestitures”). The Divestitures are disclosed in detail in Note 13 of the Company’s Consolidated Financial Statements reported in the Company’s 2002 Annual Report on Form 10K/A filed with the SEC.

In conjunction with the sale of TPG on December 26, 2001, the Company entered into a distribution agreement (the “Distribution Agreement”) with Fluke Corporation (“Fluke”) to be the exclusive worldwide distributor of TPG products until December 25, 2006. Under the Distribution Agreement, the Company also agreed to purchase a pre-determined amount of inventory from Fluke.

On October 31, 2002, the Company entered into a new distribution agreement (the “New Agreement”) with Fluke with an effective date of September 1, 2002, extending through December 31, 2006. Under the terms of the New Agreement, among other items, the Company agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands. The Company believes that this commitment to future purchases is consistent with the Company’s business needs and plans. The Company was in compliance with all terms of the agreement as of December 31, 2002.

NOTE 7 – LONG-TERM DEBT

On November 13, 2002, Transcat entered into a new Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaces the Company’s Revolving Credit and Loan Agreement (the “Prior Credit Agreement”) with Key Bank, N.A. and Citizens Bank (“the Banks”) originally dated August 3, 1998 and most recently amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), the terms of which are as set forth below:

Under the Credit Agreement, the Company made a term note in the amount of $1.5 million in favor of GMAC. This term note is payable in equal monthly payments of $41,667 plus interest, commencing on December 1, 2002. Interest on the term note is payable at the Company’s option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and LIBOR as of February 11, 2003 were 4.25% and 1.34%, respectively. In addition, under the Credit Agreement, the Company is required to further reduce the term loan, on an annual basis, by 20% of excess cash flow, as defined, not to exceed $200,000 per fiscal year. Excess cash flow for the nine months ended December 31, 2002 was $0.4 million. As a result, the Company has classified an additional $70,000 as a current payable. This amount will change based on the Company’s fourth quarter operating performance.

The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10 million. As of December 31, 2002, the Company has borrowed $5.7 million. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of December 31, 2002, availability amounted to $6.7 million. The Credit Agreement has certain covenants with which the Company must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and catalog spending. Interest on borrowings under the revolving line of credit is payable monthly, at the Company’s option, at prime rate, 4.25% as of February 11, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.34% as of February 11, 2003, plus 2.75%. Additional terms of the Credit Agreement require an increase in the Company’s borrowing rate of two percentage points should an event of default occur and a termination premium of 3% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated in its first year and 1% if terminated thereafter, prior to November 13, 2005.

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

In completing the refinancing with GMAC, Transcat’s lenders under the Prior Credit Agreement, the Banks, and the Company executed a Termination Agreement under which the Banks accepted a $2.2 million reduction in the Company’s outstanding debt as of November 13, 2002, in consideration of the issuance to the Banks of warrants to purchase 500,000 shares of the Company’s Common Stock. The shares of Common Stock underlying such warrants have an exercise price of $1.50 and expire according to the following schedule: 100,000 shares on November 13, 2004, 100,000 shares on November 13, 2005, and 300,000 shares on November 13, 2007. The refinancing transaction resulted in a one-time gain to the Company, net of transaction costs, of $1.6 million and an increase in stockholders’ equity attributed to the valuation of the warrants of $0.5 million. The warrants were valued based on the Black-Scholes option pricing model.

Further, under the Termination Agreement, should the Company incur a change of control, as defined in the Termination Agreement, prior to November 13, 2004, the Banks will be entitled to recover the lesser of the net assets of the Company or $2.2 million. To the extent the net market value of the warrants issued in conjunction with the termination of the Prior Credit Agreement is less than the amount due, additional warrants would be issued at the market price in such quantity to equal the difference between the amount due and the net market value of the warrants issued in conjunction with the Termination Agreement. The Company currently has no plans to effect a change in control, nor is it currently soliciting or entertaining any transactions that would constitute a change in control.

NOTE 8 – GOODWILL

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Tangible Assets”. SFAS No. 142 requires that goodwill and intangible assets deemed to have an indefinite life not be amortized. Instead of amortizing goodwill and intangible assets deemed to have an indefinite life, SFAS No. 142 requires Transcat to test for impairment of the Company’s goodwill or intangible goods on an annual basis, or immediately if conditions indicate that such impairment could exist. The Company adopted SFAS No. 142 effective April 1, 2002. As a result of adopting SFAS No. 142, the Company no longer records goodwill amortization of approximately $0.7 million per year after taking into account the fiscal year 2002 $4.5 million write off of goodwill recorded in conjunction with the Divestitures. Using the fair market value measurement requirement, rather than the undiscounted cash flows approach, the Company recorded an impairment from the implementation of SFAS No. 142 as a change in accounting principle in the first quarter of fiscal year 2003. The evaluation of reporting units on a fair value basis, adjusted for what the balance of goodwill would have been if purchase accounting were applied at the date of impairment, as required from the implementation of SFAS No. 142, indicated that an impairment existed. Based upon the evaluation, impairment was $6.5 million or approximately 71.9% of goodwill recorded as of March 31, 2002.

The following table provides the comparative effects of adopting SFAS No. 142 for the three and nine months ended December 31, 2002 and 2001 (in thousands, except per share amounts):

	Third Quarter Ended		Nine Months Ended

	December	December	December	December
	31, 2002	31, 2001	31, 2002	31, 2001

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$1,330	$(5,362)	$1,694	$(6,022)
Add Back: Goodwill Amortization	—	312	—	933

Adjusted Net Income (Loss)	$1,330	$(5,050)	$1,694	$(5,089)

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.22	$(0.88)	$0.28	$(0.99)
Add Back: Goodwill Amortization	—	0.05	—	0.15

Adjusted Basic Earnings (Loss) Per Share	$0.22	$(0.83)	$0.28	$(0.84)

Average Shares Outstanding (in thousands)	6,149	6,109	6,138	6,096

Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.21	$(0.88)	$0.28	$(0.99)
Add Back: Goodwill Amortization	—	0.05	—	0.15

Adjusted Diluted Earnings Per Share	$0.21	$(0.83)	$0.28	$(0.84)

Average Shares Outstanding (in thousands)	6,372	6,109	6,138	6,096

NOTE 9 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Early application of the provisions of SFAS No. 145 is encouraged and Transcat elected to do so beginning in May 2002. The Company now classifies the aggregate of gains and/or losses from the early extinguishment of debt separately on the Consolidated Statements of Operations, as appropriate, instead of as an extraordinary item. The remaining provisions of SFAS No. 145 did not have a material effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at a plan or commitment date for the exit or disposal activity. The SFAS establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company has determined that its adoption of SFAS No. 146 does not have a material effect on its consolidated financial position or results of operations at December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not have any such guarantees as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure an amendment of FASB Statement No. 123,” as detailed in Note 2 of the Consolidated Financial Statements. The Company has included the new disclosures required by SFAS No. 148 in Note 2 of the Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. The Company does not have any such variable interest entities as of December 31, 2002.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is based primarily on the Consolidated Financial Statements of Transcat as of December 31, 2002 and 2001 for the three months and nine months then ended. This information should be read in conjunction with the accompanying Consolidated Financial Statements and notes thereto.

RESTRUCTURING

In March 2002, Transcat implemented a cost saving initiative to increase long-term profitability through a workforce reduction program (the “Restructuring”). The Restructuring program reduced the number of employees by 22. A charge to pre-tax earnings of $0.3 million was taken in the fourth quarter of fiscal year 2002. The annualized benefit of lower costs to the Company as a result of the Restructuring is expected to be $1.3 million during fiscal year 2003. Charges against the reserve for the three months and nine months ended December 31, 2002 were approximately $50,000 and $200,000, respectively. The Company’s headcount at March 31, 2002, prior to the Restructuring, was 269 persons and was 231 at December 31, 2002.

In the third quarter of fiscal 2003, Transcat recorded additional severance costs of $0.3 million as a result of the elimination of an additional 13 positions. The eliminated positions included both organizational restructuring and the consolidation of two calibration laboratories into other existing facilities.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes the Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended

	December	December
	31, 2002	31, 2001

Cash Provided by (Used in):
Operating Activities	$630	$3,795
Investing Activities	(249)	9,593
Financing Activities	(650)	(12,922)

Net cash provided by operating activities was $0.6 million. Depreciation and a reduction of accounts receivable compared to March 31, 2002, which ends Transcat’s historically strongest quarter, was offset by reductions in account payables, accrued expenses, and deposits, associated with the build out of office and warehouse space due to the sale of TPG. Prepaid expenses and inventories increased due to the capitalization of certain refinancing costs and inventory acquisition entering our historically strongest quarter.

The Company’s operating cash flow provided the capital to reduce outstanding debt by $0.6 million after taking into account the $2.2 million reduction in debt in conjunction with the debt refinancing as further detailed in Note 7 of the Consolidated Financial Statements.

As further detailed in Note 7 of the Consolidated Financial Statements, the Company refinanced its senior debt on November 13, 2002. In addition to obtaining a new term loan and revolving line of credit, the Company’s previous lenders accepted a $2.2 million reduction in debt in consideration of the issuance of warrants to purchase 500,000 shares of the Company’s Common Stock over the next five years.

As a result of the debt refinancing and the operating cash flows generated from the business, the Company believes it has sufficient cash flows to fund its operations.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001:

Net sales decreased $1.9 million, or 11.4% in the quarter ended December 31, 2002 compared to $16.5 million in the quarter ended December 31, 2001. Excluding the effect of the Divestitures in the prior year, net sales decreased $0.1 million, or 0.9%, to $14.6 million. Product sales decreased $1.8 million, or 15.1%, to $10.1 million, with the decrease attributable to sales from the Divestitures. Not including sales from the Divestitures, product sales were flat for the second consecutive quarter. Calibration service sales decreased $0.1 million, or 1.6%, from the prior year to $4.4 million. This decrease is attributed to the net decrease in sales from the consolidation of two unprofitable labs into existing facilities and a $0.2 million decrease in calibration services provided at two of Transcat’s on-site customer facilities. One of these facilities was terminated in December 2002.

Gross profit decreased $1.0 million, or 22.2% in the quarter ended December 31, 2002, from $4.3 million in the same period of the prior fiscal year. After eliminating the effect of the Divestitures, explained in more detail in the Ongoing Operations section of this report, gross profit increased $0.2 million, or 6.0%, to $3.4 million. Comparing Ongoing Operations, product gross profit increased to 25.5% in the third quarter of fiscal year 2003 from 23.2% in the third quarter of fiscal year 2002; and, also increased from a second quarter level of 24.9% largely attributable to a favorable product mix. Calibration services gross profit decreased to 17.8% in the third quarter of fiscal year 2003 from 18.1% in the third quarter of fiscal year 2002 and remained essentially flat with the second quarter of fiscal 2003. The third quarter of fiscal year 2003 calibration gross profit was entirely impacted by the reduced sales volume at two customer on-site locations, one of which was terminated in December 2002. In addition, one of Transcat’s two new laboratories, opened in fiscal 2002, has achieved profitability during the current quarter. Directionally, the Company continues to focus on optimizing the leverage of increasing calibration sales and reducing costs in established calibration laboratories, and accelerate the increasing, although slower than anticipated, growth in the two new laboratories opened in fiscal year 2002.

Operating expenses of $3.5 million during the quarter ended December 31, 2002 were 62.5% less than the same period in the prior fiscal year. As explained in more detail in the Ongoing Operations and Restructuring sections of this report, the prior year results include significant charges and costs related to the Divestitures, goodwill impairment, and goodwill expense no longer amortized in accordance with SFAS No. 142; and, the third quarter of fiscal 2003 included a $0.3 million severance charge. Excluding those items, as noted in the table included in the Ongoing Operations section of this report, comparable operating expenses decreased $0.8 million or 19.1% in the third quarter of fiscal 2003 when compared to the same quarter of fiscal 2002. Continued on-going cost controls in the areas of payroll, selling, increased collection efforts, and management information systems have generated this overall reduction.

With the sale of TPG in fiscal year 2002, the Company no longer incurs research and development expenses.

Other (income) expense during the quarter ended December 31, 2002 is comprised of the net gain of $1.6 million recorded in conjunction with the Company’s restructuring of its Senior Debt (See Note 7 to the Consolidated Financial Statements) and interest expense. Interest expense for the fiscal 2003 third quarter was reduced $0.2 million or 64.0% from the prior year as a result of lower debt levels driven by the proceeds of the Divestitures and operating cash flow.

In the quarter ended December 31, 2002, the Company recorded no income tax expense as a result of utilizing deferred tax benefits that were previously reserved. In the quarter ended December 31, 2001, the Company recorded no tax benefit as all such benefits were fully reserved.

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001:

Net sales decreased $6.7 million, or 13.3% in the nine months ended December 31, 2002 from $49.9 million in the nine months ended December 31, 2001. Excluding the effect of the Divestitures in the prior year, net sales decreased $0.6 million, or 1.4% to $43.3 million. Product sales decreased $6.9 million, or 18.9%, to $29.7 million; and after excluding the Divestitures, product sales decreased $0.9 million, or 3.0%, to $29.7 million. The primary reason for the decrease, which occurred in the first quarter, was continued economic softness, and in particular, a disproportional decrease in sales outside the U.S. Calibration service sales increased $0.3 million, or 2.0% from the prior year same period of $13.3 million, primarily due to growth in two new laboratories that opened in fiscal year 2002.

Gross profit decreased $4.1 million, or 29.5% in the nine months ended December 31, 2002, from $14.0 million in the same period of the prior fiscal year. After eliminating the effect of the Divestitures, gross profit decreased $0.6 million, or 5.4% to $9.8 million. This decrease is attributable to soft product sales in the first quarter of fiscal 2003. The product gross profit ratio to sales for the nine months ended December 31, 2002 of 24.9% was less than 1.0 margin points below the comparable prior year period, adjusted for ongoing operations. Calibration services gross profit of 18.1% for the nine months ended December 31, 2002 was also less than 1.0 margin points below the comparable prior year period, adjusted for ongoing operations. This decrease was due to lower sales and gross profit at a customer on-site terminated in December 2002. Product gross profit decreased from 32.1% for the nine months ended December 31, 2001 to 24.9% for the same period in fiscal year 2003, primarily due to the Divestitures. Calibration gross profit increased to 18.1% for the nine months ended December 31, 2002 from 16.5% in the same period in fiscal year 2002. Although achieving a higher level of profitability, the Company continues to focus on optimizing the leverage of increasing calibration sales and reducing costs in established calibration laboratories, and accelerate the increasing, although slower than anticipated, growth in the two new laboratories opened in fiscal year 2002.

Operating expenses of $9.5 million during the nine months ended December 31, 2002 were 49.7% less than the prior year same period. As explained in more detail in the Ongoing Operations and Restructuring sections of this report, the prior year results include significant charges and costs related to the Divestitures, goodwill impairment, and goodwill expense no longer amortized in accordance with SFAS No. 142; and, the third quarter of fiscal 2003 included a $0.3 million severance charge. Excluding those items, as noted in the table included in the Ongoing Operations section of this report, comparable operating expenses decreased $1.9 million or 17.2% for the first nine months of fiscal 2003 when compared to the same period of fiscal 2002. Continued on-going cost controls in the areas of payroll, selling, increased collection efforts, and management information systems have generated this overall reduction.

With the sale of TPG in fiscal year 2002, the Company no longer incurs research and development expenses.

Other (income) expense for the nine months ended December 31, 2002 is comprised of the net gain of $1.6 million recorded in conjunction with the Company’s restructuring of its Senior Debt (See Note 7 to the Consolidated Financial Statements) and interest expense. Interest expense for the first nine months of fiscal 2003 was reduced $0.8 million or 63.0% from the prior year as a result of lower debt levels driven by the proceeds of the Divestitures and operating cash flow. In the nine months ended December 31, 2002 the Company recorded $0.2 million other income resulting from life insurance proceeds received.

For the nine months ended December 31, 2002, the Company recorded no income tax expense as a result of utilizing deferred tax benefits that had previously been reserved and recognized an income tax benefit of $0.2 million arising from the recovery of taxes previously paid and expensed. For the nine months ended December 31, 2001, the Company recorded no tax benefit as all such benefits were fully reserved.

ONGOING OPERATIONS

As a result of the Divestitures, the Restructuring and other unusual items described below, Transcat’s ongoing business differs significantly in nature from that in prior fiscal years, including the majority of fiscal year 2002. The primary differences in the nature of the Company’s ongoing operations are the elimination of: (i) MAC and TPG sales and direct costs and (ii) the Company’s manufacturing capability and profit earned thereon, due to the sale of TPG. Reported prior year financial results include the sales and operating results of the Divestitures, which cannot be reported as discontinued operations under APB (Accounting Practice Bulletin) 30, non-recurring costs, goodwill amortization and one-time other income. These items are disclosed in detail, following the reconciliation schedule from GAAP (Generally Accepted Accounting Principles) to pro forma fiscal year 2001.

Fiscal 2003 includes the net gain on debt restructuring and severance costs which are also eliminated for comparative purposes.

The following schedules provide a reconciliation of the reported operating results for the third quarter and nine months ended December 31, 2001 with those of the ongoing operations of the Company on an adjusted basis; and, a reconciliation of the reported operating results for the third quarter and nine months ended December 31, 2002 with those of the ongoing operations of the Company on an adjusted basis (in thousands):

	Third Quarter Ended December 31,			Third Quarter Ended December 31,

	2001	2001	2001	2002	2002	2002
	As	Adjust-	Adjusted	As	Adjust-	Adjusted
	Reported	ments	Ongoing	Reported	ments	Ongoing

Product Sales	$11,943	$(1,740)	$10,203	$10,141	$—	$10,141
Service Sales	4,510	—	4,510	4,437	—	4,437

Net Sales	16,453	(1,740)	14,713	14,578	—	14,578
Total Costs of Products and Services Sold	12,118	(586)	11,532	11,206	—	11,206

Gross Profit	4,335	(1,154)	3,181	3,372	—	3,372

Selling, Marketing, and Warehouse Expenses	2,963	(973)	1,990	2,120	(296)	1,824
Administrative Expenses	1,579	399	1,978	1,387	—	1,387
Research and Development Costs	314	(314)	—	—	—	—
Goodwill	4,485	(4,485)	—	—	—	—

Total Operating Expenses	9,341	(5,373)	3,968	3,507	(296)	3,211

Operating (Loss) Income	(5,006)	4,219	(787)	(135)	296	161
Interest Expense	356	(128)	228	128	—	128
Gain on Extinguishment of Debt	—	—	—	(1,593)	1,593	—
Other Income	—	—	—	—	—	—

(Loss) Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	(5,362)	4,347	(1,015)	1,330	296	33
Benefit for Income Taxes	—	—	—	—	—	—

(Loss) Income Before Cumulative Effect of a Change in Accounting Principle	(5,362)	4,347	(1,015)	1,330	296	33
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	—	—

Net (Loss) Income	$(5,362)	$4,347	$(1,015)	$1,330	$296	$33

Certain reclassifications of prior year and prior year quarter financial information have been made to conform with current quarter and nine month presentation.

	Nine Months Ended December 31,			Nine Months Ended December 31,

	2001	2001	2001	2002	2002	2002
	As	Adjust-	Adjusted	As	Adjust-	Adjusted
	Reported	ments	Ongoing	Reported	ments	Ongoing

Product Sales	$36,619	$(6,021)	$30,598	$29,695	$—	$29,695
Service Sales	13,302	—	13,302	13,571	—	13,571

Net Sales	49,921	(6,021)	43,900	43,266	—	43,266
Total Costs of Products and Services Sold	35,962	(2,463)	33,499	33,423	—	33,423

Gross Profit	13,959	(3,558)	10,401	9,843	—	9,843

Selling, Marketing, and Warehouse Expenses	8,395	(1,950)	6,445	6,154	—	6,154
Administrative Expenses	4,509	179	4,688	3,365	(296)	3,069
Research and Development Costs	909	(909)	—	—	—	—
Goodwill	5,106	(5,106)	—	—	—	—

Total Operating Expenses	18,919	(7,786)	11,133	9,519	(296)	9,223

Operating (Loss) Income	(4,960)	4,228	(732)	324	296	620
Interest Expense	1,269	(456)	813	469	—	469
Gain on Extinguishment of Debt	—	—	—	(1,593)	1,593	—
Other Income	(207)	207	—	—	—	—

(Loss) Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	(6,022)	4,477	(1,545)	1,448	(1,297)	151
Benefit for Income Taxes	—	—	—	246	—	246

(Loss) Income Before Cumulative Effect of a Change in Accounting Principle	(6,022)	4,477	(1,545)	1,694	(1,297)	397
Cumulative Effect of a Change in Accounting Principle	—	—	—	(6,472)	6,472	—

Net (Loss) Income	$(6,022)	$4,477	$(1,545)	$(4,778)	$5,175	$397

Certain reclassifications of prior year and prior year quarter financial information have been made to conform with current quarter and nine month presentation.

Adjustments are:

Fiscal 2002:
•	Elimination of sales, cost of sales and direct expenses (non-allocated) of the Divestitures,
•	Elimination of the manufacturing profit due to the divestiture of TPG,
•	Elimination of the cost of restructured personnel,
•	Elimination of goodwill amortization,
•	Elimination of interest expense attributed to the Divestitures,
•	Elimination of life insurance proceeds, and
•	Elimination of asset impairment charge.

Fiscal 2003:
•	Elimination of FAS 142 goodwill impairment
•	Elimination of net gain on debt restructuring, and
•	Elimination of severance cost.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Transcat’s exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, interest expense would increase or decrease by approximately $0.1 million assuming average-borrowing levels remained constant from year to year. During fiscal year 2002, proceeds from the Divestitures were used to significantly reduce the Company’s debt. On December 31, 2002, the Company had no hedging arrangements in place that would limit the Company’s exposure to upward movements in interest rates.

Under the Credit Agreement described in Note 7 to the Consolidated Financial Statements, interest on the term note is payable at the Company’s option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. Interest on the revolving line of credit is payable monthly, at the Company’s option, at prime rate, 4.25% as of February 11, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.34% as of February 11, 2003, plus 2.75%.

Approximately 91% of the Company’s sales are denominated in U.S. Dollars with the remainder denominated in Canadian Dollars for the three months and nine months ended December 31, 2002. A 10% change in the value of the Canadian Dollar to the U.S. Dollar would impact the Company’s revenues by approximately 1%. The Company monitors the relationship between the U.S. and Canadian currencies on a continuous basis and adjusts sales prices for products and services sold in Canadian Dollars as it believes to be appropriate to safeguard the profitability of sales recorded in Canadian Dollars.

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

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits.

See Index to Exhibits.

b) Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: February 12, 2003	/s/ Carl E. Sassano Carl E. Sassano President and Chief Executive Officer

Date: February 12, 2003	/s/ Charles P. Hadeed Charles P. Hadeed Vice President, Finance and Chief Financial Officer

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

Date: February 12, 2003	/s/ Carl E. Sassano Carl E. Sassano, President and Chief Executive Officer

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

Date: February 12, 2003	/s/ Charles P. Hadeed Charles P. Hadeed, Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession.

Not Applicable.

(3)	Articles of Incorporation and By-Laws.

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Registrant’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Registrant’s Form 10-K for the year ended March 31, 1988.

(4)	Instruments defining the rights of security holders, including indentures.

The documents listed under (3) are incorporated herein by reference.

(a)	Loan and Security Agreement dated November 12, 2002, by and among GMAC Business Credit, LLC, Transcat, Inc. and Transmation (Canada), Inc. is included herein as Exhibit 4(a).

(10)	Material Contracts.

Not applicable.

(11)	Statement re Computation of Per Share Earnings.

Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income (Loss) included herein as Item 1.

(15)	Letter re unaudited interim financial information.

Not Applicable.

(18)	Letter re change in accounting principles.

Not Applicable.

(19)	Report furnished to security holders.

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not Applicable.

(23)	Consents of Experts and Counsel.

Not Applicable

(24)	Power of Attorney.

Not Applicable.

(99)	Additional Exhibits.

(i)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer.

(ii)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.