Form 10-K
period 2003-03-31
TRANSCAT INC
filed 2003-06-11
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended: March 31, 2003

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission File Number: 000-03905

Transcat, Inc.

(Exact name of registrant as specified in its charter)

Ohio	16-0874418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Vantage Point Drive, Rochester, New York (Address of principal executive offices)	14624 (Zip Code)

(Registrant’s telephone number, including area code) (585) 352-7777

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.50 par value per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     or     No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (     )

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant on September 30, 2002 (the last business day of the registrant’s most recently completed second quarter) was approximately $6,689,887. The market value calculation was determined using the closing sale price of the Registrant’s Common Stock on September 30, 2002, as reported on the NASDAQ SmallCap Market System.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ☐     or     No     ☑

      The number of shares of Common Stock of the Registrant outstanding as of June 6, 2003 was 6,180,535.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III, Items 10, 11, 12, 13 and 15, of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on August 19, 2003, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

		Page(s)

Part I
Item 1.	Business	3-11
Item 2.	Properties	11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Shareholders	12
Part II
Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters	12
Item 6.	Selected Financial Data	13
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-28
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks	28-30
Item 8.	Financial Statements and Supplementary Data	31-49
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	50
Part III
Item 10.	Directors and Executive Officers of the Registrant	51
Item 11.	Executive Compensation	51
Item 12.	Security Ownership of Certain Beneficial Owners and Management	51
Item 13.	Certain Relationships and Related Transactions	51
Item 14.	Controls and Procedures	51-52
Item 15.	Principal Accountants Fees and Services	52
Part IV
Item 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	52
Signatures		53
Certification of Chief Executive Officer		54
Certification of Chief Financial Officer		55
Index to Exhibits		56

Part I

Item 1.     Business

     Forward-Looking Statements

      This report and, in particular, the “critical accounting policies and estimates” and “outlook” sections of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1935. These include statements concerning current expectations, estimates, and projections about Transcat’s industry, management beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, Transcat’s actual results may materially differ from those expressed or forecast in any such forward-looking statements. Transcat undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

     Introduction

      Transcat, Inc. (“Transcat”, “we”, “us”, “our”), formerly Transmation, Inc. (see Recent Developments below in Item 1), is a leading global distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services primarily throughout the process, life science, and manufacturing industries.

      Through our distribution products segment, Transcat markets and distributes national and proprietary brand instruments to approximately 10,000 global customers. Our catalog (“Master Catalog”) offers easy access to more than 25,000 instruments, such as: calibrators, deadweight testers, temperature devices, multimeters, oscilloscopes, pressure pumps, testers, recorders, and related accessories, from nearly 250 of the industry’s leading manufacturers including Fluke, Hart Scientific, Agilent, Ametek, and GE-Druck. In addition, Transcat is the exclusive worldwide distributor for Altek and Transmation products. The majority of this instrumentation requires expert calibration service to ensure that it maintains the most exacting measurements.

      Through our calibration services segment, we offer precise, reliable, fast calibration services through ten Calibration Centers of Excellence strategically located across the United States and Canada to approximately 8,000 customers. To support our customers calibration service needs, Transcat delivers the industry’s highest quality calibration services and repairs. Each of our calibration laboratories is ISO-9000: 2000 registered with Underwriter’s Laboratories, Inc. and our scope of accreditation to ISO/ IEC 17025 is the widest in the industry. See Quality below in Item 1.

      CalTrak™, our proprietary documentation and asset management system, is used to manage the workflow at our Calibration Centers of Excellence. Additionally, CalTrak™ provides calibration certificates, calibration data, and access to other key documents required in the calibration process. CalTrak™ has been validated to 21CFR 820.75, which addresses validation of the process. This validation is especially significant in the life science industry, where federal regulations are especially stringent. See Information Systems below in Item 1.

      At Transcat, our attention to quality goes well beyond the products and services we deliver. From our field sales personnel to our customer service and sales support team, our entire organization stands ready to provide expert advice, application assistance and technical support where ever and whenever our customers need it.

      Transcat intends to become a major player in the process and life science markets. Our combination of breadth in product offering and our commitment to quality calibration practices provides the foundation for deeper penetration in the market segments we are engaged in.

      Transcat’s Internet website address is www.transcat.com. The information contained on our website is not a part of this Form 10-K. On our investor relations internet web page, http://www.transcat.com/ AboutTranscat/ InvestorRelations.asp, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10K, quarterly reports on Form 10Q, current reports on Form 8K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on the investor relations web page are available free of charge.

      An Ohio corporation founded in 1964, Transcat is headquartered in Rochester, New York and employs more than 200 personnel worldwide. Transcat executive officers are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

     Recent Developments

      We changed our corporate name from Transmation, Inc. to Transcat, Inc. on October 1, 2002 to leverage our successful heritage and our quality reputation within the industries we serve. Transcat is the name that our customers, business partners, and overall industry know and trust. Our calibration laboratories and our product catalogs have been doing business under the Transcat brand for many years. In 2001, Transmation, Inc. divested our Transmation Products Group business unit (“TPG”), manufacturer of Transmation and Altek brand test instruments, to Fluke Electronics Corporation (“Fluke”) in order to focus on our core distribution products and calibration services business. See Divestitures below in Item 1. The Transmation name was included in the sale. A Form 8-K was filed with the SEC on October 1, 2002, disclosing the change in name.

      Transcat moved our corporate headquarters into the facility that had housed the TPG business at 35 Vantage Point Drive, Rochester, NY 14624. The lease at 10 Vantage Point Drive, Rochester, NY 14624 expired in October 2002.

      Transcat has operated within a conventional 52-week accounting fiscal year ending on March 31st of each year. As of April 1, 2003, we changed our fiscal year end from March 31 to a 52/53 week fiscal year end, ending the last Saturday in March. As a result of this change, in a 52-week fiscal year, each of our four quarters will be a 13-week period, and the final month of each quarter will be a 5-week period. This is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10 since the new fiscal year commences with the end of the old fiscal year. A Form 8-K was filed with the SEC on April 1, 2003, disclosing the change in fiscal year.

     Strategy

      Our business strategy is to increase our revenue, primarily through expansion of our calibration customer base, and leveraging that growth to improve both calibration and total company operating margins.

      Our key growth strategies are as follows:

•	Position Transcat to satisfy the product requirements of the markets we serve, while focusing on the calibration services segment;

•	Focus on customers and industries that require the highest standards of quality, where these customers would be those that require calibration laboratories, their technicians, and their procedures and processes to be audited and accredited by the highest level of industry standards;

•	Increase our market share within the markets we serve;

•	Select key, strategic markets and increase our market share with a long-term goal to be a leading provider through targeted marketing efforts;

•	Increase awareness and brand recognition through strategic marketing efforts; and

•	Obtain new customers using the products catalog, business-to-business direct marketing, and sales efforts through telephone and field sales contact.

     Segments

      We service our customers through two business segments: Distribution Products and Calibration Services. We serve approximately 16,000 customers with no customer or controlled group accounting for more than 10%

or more of our consolidated net sales from fiscal year 2001 to 2003. We are not dependent on any single customer such that the loss of one customer would have a material adverse effect on our business, cash flows, balance sheet, or results of operations. Note 8 of the Consolidated Financial Statements in this Form 10-K presents financial information for these segments.

      Distribution Products. Our customers facilities in the process, life science, and manufacturing industries use test, measurement, and calibration equipment to calibrate and test their processes and end products. Through the use of a variety of diagnostic test equipment, users can ensure that their process and/or end product are within specification. Utilization of such diagnostic equipment also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial distribution products industry for test and measurement instrumentation, in the geographic markets in which we predominately operate, is characterized by national broad based distribution organizations and uniquely focused organizations such as Transcat.

      Due in part to the number of stock keeping units (“sku”) that would be necessary to inventory by industrial customers, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small quantity orders combined with a need for rapid, reliable and substantially complete order fulfillment. The purchasing decision is generally made by plant engineers, quality managers, or their purchasing function. Products are generally purchased from more than one distributor.

      We believe that the distribution product customer chooses a distributor based on a number of different criteria including the timing and accurate delivery of orders, consistent product quality, value added services and price. Value added services include providing technical support to insure our customer receives the right product for his/her specific need through application knowledge and product compatibility. We also provide calibration of product purchases, on-line procurement, same day shipment of products, a variety of custom product offerings and training programs, and the operational efficiency of dealing with one distributor for our customer product needs.

      Transcat’s distribution products segment accounted for approximately 67% of our revenue in fiscal year 2003, which we anticipate declining as a percentage of total sales as a result of the higher growth rates in calibration. Within the distribution products segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which typically average $950 per order.

      Calibration Services. Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some rigorously defined form. After the act of calibration has been completed, a decision is made, again based on rigorously defined parameters, on what is to be done to the unit. The decision may be to adjust the unit, optimize the unit, repair the unit, limit its use, range or rating, scrap the unit, or leave as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements.

      The billion-dollar calibration services industry is extremely fragmented with an estimated 750 companies participating, ranging from national accredited organizations such as Transcat to one-person organizations. In addition, many manufacturers perform in-house calibration. Our typical customer is a technically based individual who is employed in a quality, engineering or manufacturing engineering position.

      The calibration services industry has its origins in the military, and approximately 60% of our calibration technicians and laboratory managers have calibration expertise with the military prior to joining Transcat.

      Sourcing decisions are based on quality, customer service, turn-around time, documentation, price, and a one-source solution.

      Transcat’s calibration services segment provides periodic calibration and repair services for our customers’ test, measurement, and diagnostic instruments. We perform over 100,000 calibrations annually. These are performed at one of our ten Calibration Centers of Excellence, or at the customer’s physical location. Calibration services accounted for approximately 33% of Transcat’s total fiscal year 2003 revenue. We anticipate that calibration sales as a percentage of total sales will increase given the higher growth rates in this segment.

      This segment of the market is critically aligned with our strategic focus on quality accreditations. Our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed below in Quality of Item 1.

     Marketing and Sales

      We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, a direct field sales organization, proactive outbound sales, and an inbound call center. Our direct field sales, outbound telesales, and customer sales and service organizations are each staffed with technically trained personnel. These direct sales representatives cover territories in North America and Asia, concentrating on attracting new customers and increasing product and calibration sales (North America only) to existing customers. Sales efforts are also focused on cross selling. Approximately 11% of our customers utilize both segments of our business, which provides us with an opportunity to increase average revenue per customer, adding to our value as a single source supplier. In addition, Transcat has sales representation in various countries throughout Latin America, Asia-Pacific, Middle East, and Europe.

      Our sales to customers are located in the following regions:

	FY 2003	FY 2002

United States	84.2%	85.5%
Canada	9.1%	8.2%
Other International	6.7%	6.3%

Total	100.0%	100.0%

      Through our comprehensive Master Catalog, supplemental catalogs, opt-in email newsletter, and other direct sales and marketing programs, we offer our customers a broad selection of highly visible branded products at competitive prices. During fiscal year 2003, we distributed approximately 280,000 pieces of direct marketing materials including catalogs, flyers, supplements and other promotional materials to approximately 16,000 customers and 200,000 potential customers. The number of catalogs and other direct marketing materials received by each customer depends upon a number of factors, including purchase history.

      Distribution Products. In this business segment we focus primarily in the process, life science, and manufacturing industries. Process manufacturing has been and continues to be the foundation of our core business competencies. The process industry includes petroleum refining, chemical, water treatment, industrial power, steel, petrochemical, gas and pipeline, textile, pulp and paper, food and dairy, and utility companies. The life science industry includes pharmaceutical and biotechnology companies, medical device manufacturers, and healthcare service providers.

      Through our comprehensive catalogs and other direct marketing and sales promotions, Transcat offers customers a broad product selection. Approximately 10,000 instruments account for the majority of our sales. The instruments typically range in price from $100 to over $5,000 for large calibration test systems and are sold and marketed to approximately 10,000 customers in the process (petrochemical and automotive), life science, and manufacturing markets.

      The majority of our product sales are derived from catalog marketing. Our Master Catalog consists of approximately 700 pages of products relevant to the process, life science, and manufacturing industries. We distribute our Master Catalog to approximately 100,000 existing and prospective customers in the United States and Canada approximately every 18 months. The Master Catalog, in addition to standard make/model and related information, also provides value-added technical information such as the “Engineer’s Notebook” and over 100 pages of reference material. Smaller catalog supplements, often featuring new products, promotions, or specific product categories are direct mailed at interim periods throughout the year. The catalogs are also available in “CD” format upon request and on-line at our website: www.transcat.com.

      The remainder of our product sales is derived from our project business. Orders generally range from $10,000 to $200,000 per project. Projects are large, generally one-time opportunities, primarily sold through the direct activities of both field sales and outbound telesales. Project orders generally average approximately 25% of our product sales business, for North America, and they primarily are associated with new plant or facility construction or expansion. Due to their nature, the timing of these projects is often directly related to economic stimuli, which can have an impact on quarter-to-quarter comparisons. Project orders, for North America, by quarter in the fiscal years ended 2003 and 2002 were as follows (dollars in millions):

	Project Orders		% Of Product Sales

				Pro Forma (1)
	FY 2003	FY 2002	FY 2003	FY 2002

First Quarter	$2.2	1.8	25.9%	19.4%
Second Quarter	2.5	2.0	28.4%	22.5%
Third Quarter	1.7	2.0	18.7%	22.0%
Fourth Quarter	2.4	2.5	30.0%	24.8%

Total Year	$8.8	8.3	25.6%	22.2%

(1)	The pro forma fiscal year 2002 results have been adjusted for a number of events and transactions that are disclosed below in the Pro Forma Statements of Operations in Item 7. To enhance comparability, management believes that the unaudited pro forma information for fiscal year 2002 provides additional information that is useful in analyzing the underlying business results. However, the pro forma operating results should be considered in addition to, not as a substitute for, reported results of operations. The unaudited pro forma information is not necessarily reflective of the results of operations had these events occurred at the beginning of fiscal year 2002, nor is it necessarily indicative of future results.

      Calibration Services. Calibration allows for maximum productivity and efficiency by assuring accurate, reliable equipment and processes. Through our calibration services segment, we perform periodic calibrations on new and used equipment as well as repair services for our customers. Each of Transcat’s ten Calibration Centers of Excellence provides accredited calibration in commonly used measurement parameters including electrical, temperature, pressure, dimensional, and frequency.

      Our calibration services are provided to our customers with a strategic focus in the highly regulated industries including process, life science, and manufacturing. This segment is synergistic with our quality process and standards as this market is highly regulated (e.g., FDA), and has a strong commitment to quality and a comprehensive calibration program.

      The approximate percentage of our calibration services in these industry segments is as follows:

	FY 2003	FY 2002

Process	28%	28%
Life Science	29%	25%
Manufacturing	29%	37%
Other	14%	10%

Total	100%	100%

     Customer Service and Support

      Our breadth of products and services along with our strong commitment to customer sales and service enable us to satisfy our customer needs through convenient selection and ordering, rapid, accurate, and complete order fulfillment and on-time delivery.

      A key element of our customer service approach is technically trained field sales, telesales and customer service personnel. Most customer orders are placed through our customer sales service personnel who often provide technical assistance to our customers to facilitate the purchasing decision. We frequently monitor our customer service through customer surveys, interpersonal communication and daily statistical reports.

      Customers may place orders by: 1) mail at Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624, 2) fax at 1-800-395-0543, 3) telephone at 1-800-828-1470, 4) email at sales@transcat.com, or 5) our website at www.transcat.com.

     Competition

      Distribution Products. The markets we serve are highly competitive. Competition for sales in distribution and service is quite fragmented and ranges from large, well-financed national distributors and manufacturers to small local distribution organizations and service providers. Key competitive factors typically include customer service and support, service, quality, turn around time, inventory availability, product brand name, and price. To maintain our competitive position with respect to such products and services, we must continually demonstrate our commitment to our customers and continue to compete effectively in the areas described above.

      Calibration Services. Calibration services providers are diverse and often local businesses with no single company clearly defined as the market leader. There is a clear distinction between nationally recognized calibration service providers, such as Transcat, that generally have some higher level of quality accreditation (see Quality below in Item 1) and numerous one-person operations where customer requirements may not be as demanding as in the markets we target.

     Quality

      The accreditation process is the only system currently in existence that assures measurement competence. Each laboratory is audited and reviewed by outside accredited institutions proficient in the technical aspects of calibration, metrology, and physics, insuring that measurements are properly made. Accreditation also requires that all standards used for accredited measurements have a fully documented path; known as the traceability chain, either directly or through other accredited laboratories, back to the national or international standard for that measurement parameter. This ensures proper measurement techniques throughout the process.

      To ensure the quality and consistency of our calibrations to customers, Transcat has sought and achieved several national levels of quality and accreditation. Transcat calibration laboratories are ISO 9002 registered with Underwriters Laboratories, Inc. Transcat calibration is traceable to National Institute of Standards and Technology (“NIST”) and National Research Council of Canada (“NRC”) standards and American Association for Laboratory Accreditation (“A2LA”) accredits our laboratories to ISO/ IEC 17025. We also meet a variety of stringent requirements imposed by the FDA including 21CFR and cGMP.

      To provide the widest range of service to our customers, our A2LA accreditations extend across a wide range of technical disciplines, each requiring and meeting separate and unique accreditation standards. Some of the major parameters for which each laboratory has received accreditations by A2LA are as follows:

	Electrical	Temperature	Pressure	RF	Dimensional	Torque	Mass	Frequency

Boston	x	x	x	x	x		x	x
Charlotte	x	x	x	x	x	x	x	x
Dayton	x	x	x		x	x	x	x
Houston	x	x	x	x	x	x	x	x
Los Angeles	x	x	x	x	x	x	x	x
Ottawa	x	x	x	x	x			x
Philadelphia	x	x	x	x	x	x	x	x
Rochester	x	x	x	x	x	x	x	x
San Francisco	x	x	x	x	x			x
St. Louis	x	x	x		x			x

	Relative		Optical
	Humidity	Infrared	Comparator	Acceleration	Vibration	Light	Durometer

Charlotte	x
Dayton	x						x
Houston			x
Los Angeles	x
Ottawa	x
Philadelphia	x		x	x	x	x
Rochester	x	x
San Francisco							x
St. Louis	x

     Distribution

      Transcat distributes our products in the United States and internationally from our distribution center in Rochester, New York. Customers in Canada are serviced from our New York location as well as a re-distribution center in Eastern Canada. We maintain appropriate inventory levels in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock management information system. Our automated freight manifesting and laser bar code scanning facilitates prompt and accurate order fulfillment. We ship our United States orders predominantly by a worldwide express carrier. International orders are shipped by a number of different carriers.

     Suppliers and Purchasing

      We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement equipment. We frequently evaluate our purchase requirements and suppliers’ price offerings to obtain products at the best possible cost. We obtain our products from about 250 suppliers of brand name and private labeled equipment. In fiscal year 2003 our top 10 vendors accounted for approximately 68% of our aggregate business.

      We plan our product mix, including stocked and non-stocked inventory items, to best serve the needs of our customers whose individual purchases vary in size. We can provide our customers with our top selling products the same day they are ordered.

     Distribution Agreement

      In conjunction with the sale of TPG in fiscal year 2002, detailed in Divestitures of Item 1, we entered into a distribution agreement with Fluke, which was revised effective September 1, 2002. Under the terms of the revised agreement, which extends through December 31, 2006, we are the exclusive worldwide distributor of TPG products and have agreed to purchase a pre-determined amount of inventory across a broad array of products and brands, including TPG. We believe that this commitment to future purchases is consistent with our business needs and plans. We were in compliance with all terms of the agreement at December 31, 2002 and as of March 31, 2003.

     Information Regarding Export Sales

      Approximately 14% of our sales in fiscal year 2003 resulted from sales to customers outside the United States. This compares with approximately 14% and 12% in fiscal year 2002 and 2001, respectively. Our percentage of foreign sales is impacted by the strength of the United States dollar in relation to other currencies. When the United States dollar is stronger than foreign currencies, we have historically had weaker foreign sales. Specifically, we believe that the stronger United States dollar contributed to reduced sales during the three-year period from 2001 to 2003 to below levels that would otherwise have been anticipated by us based on past performance and reasonable future expectations from Asian markets. We believe that continued weakness in Asian currencies relative to the United States dollar could have a negative influence on our future sales to Asia, although it is very difficult to accurately predict the magnitude of such impact. In addition, our revenues are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations.

     Backlog

      Transcat’s product backlog consists generally of product orders for which a purchase order has been received and which are scheduled for shipment within one day to three months. While we attempt to fulfill every order directly from inventory of the time, a certain portion of our customer’s orders is backordered at any given time. This is primarily due to a customer ordering a non-stocking or custom product. At the end of fiscal year 2003, the value of our backlog was approximately $1.4 million, compared to approximately $1.3 million at the end of fiscal year 2002. During fiscal year 2003 the level of backlog varied between a low of $1.0 million and a high of $1.9 million. This variation is due primarily to seasonality and to variations in customer ordering patterns. This variation is consistent with recent years.

     Operations

      Our distribution operations take place within an approximate 27,000 square foot facility located in Rochester, New York. This location is our headquarters and also houses the customer service, sales, and administrative functions. Approximately 40,000 product orders are shipped from this facility annually with an average order size of approximately $950 per order. This average is consistent with recent years.

     Information Systems

      We utilize two basic software platforms to manage our business and operations: CalTrak™ and Application Plus.

      CalTrak™ and CalTrak-Online is our proprietary metrology management system that provides a comprehensive calibration quality program. Many of our customers have unique calibration service requirements to which we have tailored specific services. CalTrak™ allows customers to track calibration cycles via the Internet and provides the customer with safe and secure off-site archive of calibration records that can be accessed 24 hours a day. Access to our records data is managed through our secure password protected web site. Calibration assets are tracked with records that are automatically cross-referenced to the equipment that was used to calibrate. CalTrak™ has also been validated to meet the most stringent requirements within the industry.

      We utilize a turnkey enterprise software solution. This software includes a suite of fully integrated modules to manage our business functions including: customer service, warehouse management, inventory management, financial management, customer management, and business intelligence. This solution is a fully mature business package with over 20 years of refinement and currently supports over 1,200 organizations to run their mission critical operations.

     Divestitures

      During fiscal year 2002, Transcat divested the TPG and the Measurement and Control (“MAC”) unit (the “Divestitures”). Our strategic focus is centered on our core competencies, which are the distribution of test, measurement, and calibration instrumentation and providing calibration services.

      In December 2001, we sold TPG to Fluke for $11.0 million. In connection with this agreement, we entered into a distribution agreement with Fluke that included an agreement to purchase a specific amount of inventory from Fluke. The distribution agreement was subsequently revised as of September 1, 2002. See Distribution Agreement below in Item 1. As a result of the terms of the distribution agreement, the gain on the sale of TPG of $1.5 million has been deferred (see “Deferred Gain on TPG” of Critical Accounting Policies and Estimates below in Item 7). As a result of the divestiture of TPG, we no longer incur R&D expense.

      In January 2002, we sold MAC to Hughes Corporation for $2.9 million and recorded a loss of $4.5 million on the sale in fiscal year 2002.

     Seasonality

      We believe that our line of business has certain historical seasonal factors. Our second quarter is generally weaker and the fourth quarter historically stronger due to typical industrial operating cycles. We believe that the decline in our product sales results in the fourth quarter of fiscal year 2003 was an anomaly, significantly impacted by both the economy and military actions.

     Environmental Matters

      Transcat does not believe that compliance with federal, state, or local provisions relating to the protection of the environment have any material effect on our capital expenditures, earnings, or competitive position.

     Employees

      As of March 31, 2003, we had 222 employees, compared to 247 and 345 employees at March 31, 2002 and 2001, respectively. The decrease from March 31, 2002 was primarily the result of positions eliminated as a result of laboratory consolidations.

      The decrease from March 31, 2001 was primarily the result of the Divestitures, which included manufacturing operations, and a corporate restructuring announced and implemented as of March 31, 2002.

     Executive Officers

      The following table sets forth certain information regarding our executive officers and certain key employees as of March 31, 2003:

Name	Age	Position

Carl E. Sassano	53	President and Chief Executive Officer
Charles P. Hadeed	53	Vice President – Finance and Chief Financial Officer
John A. DeVoldre	54	Vice President – Human Resources
Robert C. Maddamma	60	Vice President – Calibration Laboratory Operations
Jay F. Woychick	46	Vice President – Marketing
Alan J. Olderstein	45	Vice President – Sales
William J. Huddle	54	Corporate Controller

Item 2.     Properties

      Transcat leases the following properties:

Property	Location

Corporate Headquarters and Calibration Laboratory	Rochester, NY
Calibration Laboratory	Boston, MA
Calibration Laboratory	Charlotte, NC
Calibration Laboratory	Cherry Hill, NJ
Calibration Laboratory	Houston, TX
Calibration Laboratory	Los Angeles, CA
Calibration Laboratory	Ottawa, ON
Calibration Laboratory	San Francisco, CA
Calibration Laboratory	St. Louis, MO
Calibration Laboratory	Dayton, OH

      Transcat also leases storage space in Toronto, ON and Chicago, IL. We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business.

Item 3.     Legal Proceedings

      In May 2002, Transcat’s former Vice President – Finance sued us in New York State Supreme Court, Monroe County, alleging, among other items, that we breached the terms of his employment agreement with us when his employment was terminated. He is seeking approximately $0.5 million to compensate him for lost wages and unpaid vacation. Transcat disagrees with his claim against us, does not believe he is entitled to any relief and is defending this action to the maximum extent possible.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of Transcat’s stockholders during the quarter ended March 31, 2003.

Part II.

Item 5.     Market for Common Equity and Related Stockholder Matters

      Transcat’s Common Stock is traded on the NASDAQ SmallCap Market under the symbol “TRNS”. As of March 31, 2003, we had approximately 780 shareholders of record.

Price Range of Common Stock

      The following table sets forth, on a per share basis, for the periods indicated, the high and low reported sales prices of Transcat’s Common Stock as reported on the NASDAQ SmallCap Market System for each quarterly period in fiscal 2003 and 2002.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2003:
High	$1.18	$1.30	$2.49	$2.30
Low	$0.82	$0.50	$0.65	$1.25
Fiscal Year 2002:
High	$2.90	$3.09	$1.82	$1.80
Low	$1.55	$1.10	$1.04	$0.96

Dividends

      Transcat has not declared any cash dividends since our inception.

Item 6.     Selected Financial Data

      The following table provides selected financial data for the current fiscal year and the previous four fiscal years (in thousands, except per share data): (See Divestitures in Item 1 for information regarding businesses divested in fiscal year 2002, which are included in the following table for fiscal years 1999 to 2002.)

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Statements of Operations Data:
Net Sales	57,181	66,782	76,881	81,473	71,999
Total Cost of Sales	43,895	48,706	53,671	59,789	49,167
Gross Profit	13,286	18,076	23,210	21,684	22,832
Operating Expenses	12,852	24,081	20,258	21,563	19,077
Operating Income (Loss)	434	(6,005)	2,952	121	3,755
Interest Expense	615	1,432	2,523	2,930	2,216
Gain on Extinguishment of Debt	(1,593)	—	—	—	—
Other Expense (Income)	63	(206)	—	—	(246)
Income (Loss) Before Income Taxes	1,349	(7,231)	429	(2,809)	1,785
(Benefit) Provision for Income Taxes	(408)	(600)	(84)	(319)	737
Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1,757	(6,631)	513	(2,490)	1,048
Cumulative Effect of a Change in Accounting Principle	(6,472)	—	—	—	—
Net (Loss) Income	(4,715)	(6,631)	513	(2,490)	1,048
Per Share Data:
Basic Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.29	$(1.08)	$0.09	$(0.42)	$0.18
Average Shares Outstanding	6,147	6,103	6,030	5,883	5,847
Closing Price Per Share	$1.40	$1.13	$1.62	$3.00	$3.00
Balance Sheets and Working Capital Data:
Inventory, net	2,842	3,869	8,399	8,835	12,010
Properties, net	2,556	3,911	5,747	6,543	6,886
Goodwill	2,524	8,996	19,916	21,246	21,739
Total Assets	16,758	27,624	47,722	52,359	57,296
Depreciation and Amortization	2,047	4,086	4,546	4,808	3,057
Capital Expenditures	291	1,364	1,393	1,949	1,702
Short-Term Debt	666	1,016	3,980	2,700	2,200
Long-Term Debt	5,916	8,897	21,224	26,693	26,167
Shareholders Equity	2,698	6,764	13,329	12,814	14,906

      Certain reclassifications of prior year financial information have been made to conform with current year presentation.

Item 7.     Management’s Discussion and Analysis of Financial Condition an Results of Operations

     Reclassification of Amounts

      Certain prior year and prior quarter financial information have been made to conform to current quarter and twelve month presentation.

     Overview

      We appreciate that understanding the nature and magnitude of changes that have taken place over the last two years at Transcat is complex. Therefore, it is appropriate to review the extent of those changes, and relate those changes to the Pro Forma Statements of Operations that are included in Item 7 of this report.

      At the end of fiscal year 2001, we had manufacturing operations to support our distribution products business, assets of $47.7 million, including $19.9 million of net goodwill, and $25.2 million of debt.

      During fiscal year 2002, a number of actions were taken to begin repositioning Transcat, including both our organizational and operational structure. Those actions included:

•	Divesting the MAC and TPG business units, with the proceeds of the Divestitures reducing our bank debt. The Divestitures allowed us to strategically focus on our distribution products business and growth in our calibration services. See Divestitures above in Item 1 and “Deferred Gain on TPG” of the Critical Accounting Policies and Estimates in Item 7;

•	Amending our bank lending agreement for the eighth time;

•	Announcing and implementing a corporate consolidated restructuring which resulted in a reduction of 22 employees at March 31, 2002;

•	Opening two new calibration laboratories in Ottawa and San Francisco; and

•	Signing a distribution agreement with the purchaser of TPG that included long-term purchase requirements. See Distribution Agreement above in Item 1.

      At the completion of fiscal year 2002, and throughout fiscal year 2003, we believed it was important to present pro forma statements of operations, to facilitate the understanding of our ongoing business and the comparability of reported operating results. These pro forma operating results were reconciled to accounting principles generally accepted in the United States of America (“GAAP”) prepared, as- reported operating results, and were intended to be used in addition to, and not as a replacement for as- reported operating results. See Pro Forma Statement of Operations below in Item 7.

      Mr. Carl Sassano moved from an external Board member to Chief Executive Officer as of April 1, 2002, replacing Mr. Robert Klimasewski, who resigned on March 31, 2002.

      During fiscal year 2003, we continued our execution of actions we deemed necessary to develop the foundation for a consistent, profitable business model. Those actions included:

•	Executing a new three year credit agreement, including a $1.6 million net gain on extinguishment of debt, which reduced our debt by $2.2 million (see Note 4 of the Consolidated Financial Statements);

•	Creating ten calibration centers of excellence and, in the process, consolidating four laboratories into existing laboratory operations;

•	Completing restructuring of the organization, incurring $0.4 million of severance charges;

•	Changing the senior management team: replacing the Chief Financial Officer and eliminating the positions of President – Calibration Services and President – Distribution Products.

      At the completion of fiscal year 2003, our balance sheet reflects assets of $16.8 million, including $2.5 million of goodwill, and debt of $6.6 million. We believe that these actions, which were implemented in a very challenging economic environment, have laid the foundation for profitable growth.

     Critical Accounting Policies and Estimates

      Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting principles or methods used in the preparation of financial statements. Note 1 of the Consolidated Financial Statements includes a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. A summary of our most critical accounting policies follows:

      Revenue Recognition. Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data.

      Goodwill. On April 1, 2002, Transcat adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. Upon adopting SFAS 142, we were required to calculate the fair value of recorded goodwill. If the fair value of the goodwill does not exceed the carrying value of the goodwill, a write down of the remaining goodwill is necessitated. We evaluated the fair value of our goodwill and determined that a non-cash goodwill impairment of $6.5 million existed at April 1, 2002. Accordingly, in the first quarter of fiscal year 2003, we reported a $6.5 million charge as a cumulative effect of a change in accounting principle. We re-evaluated the fair value of our remaining goodwill, consistent with the provisions of SFAS No. 142, as of March 31, 2003 and determined no further impairment existed. At March 31, 2003 and 2002, goodwill amounted to $9.0 million and $2.5 million, respectively. A change in business could cause additional write-off or impairment.

      Deferred Catalog Costs. Transcat amortizes the cost of each Master Catalog mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, we may modify the period over which costs are recognized. In the fourth quarter of fiscal year 2002, we determined that useful life for the Master Catalog approximated the mailing cycle, reducing its productive life from 24 to 18 months, and recognized an additional $0.1 million in catalog related amortization expense in fiscal year 2002. Deferred catalog costs totaled $0.7 million at March 31, 2002. There were no deferred catalog costs at March 31, 2003.

      Deferred Gain on TPG. As a result of certain post divestiture commitments, Transcat, according to GAAP, is unable to recognize the gain of $1.5 million on the divestiture of TPG until those commitments expire in fiscal year 2006.

      Valuation Allowance on Deferred Tax Assets. A valuation allowance for the full amount of the net deferred tax asset was recorded at March 31, 2003 and 2002. The valuation allowance represents the portion of the foreign tax credit carry forwards and other items for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $1.1 million and $2.4 million for the fiscal years ended March 31, 2003 and 2002, respectively.

      Stock Options. Transcat has elected the use of the Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had exercise prices equal to the market value of the underlying common stock at grant date. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” requires pro forma disclosure of net income and earnings per share determined as of the fair value method of accounting for stock options had been applied in measuring compensation cost. If we chose to adopt SFAS No. 148, our stock-based employee compensation expense for the fiscal years ending 2003, 2002, and 2001 would be $0.2 million, $0.2 million, and $0.5 million, respectively. See Notes 1 and 7 of the Consolidated Financial Statements for further information regarding stock options.

     Results of Operations

      The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations. Fiscal years 2002 and 2001 include amounts from businesses divested in fiscal year 2002. See Divestitures above in Item 1 and Pro Forma Statements of Operations below in Item 7.

	FY 2003	FY 2002	FY 2001

Gross Profit Percentage:
Product Gross Profit	26.6%	31.9%	33.1%
Service Gross Profit	16.5	15.2	20.7
Total Gross Profit	23.3%	27.1%	30.2%
As a Percentage of Net Sales:
Product Sales	67.1%	71.4%	76.7%
Service Sales	32.9	28.6	23.3

Net Sales	100.0	100.0	100.0

Selling, Marketing, and Warehouse Expenses	14.5	17.1	15.7
Administrative Expenses	7.9	9.3	7.5
Research and Development Costs	—	1.3	1.5
Goodwill Amortization	—	1.7	1.6
Goodwill Impairment	—	6.8	—

Total Operating Expenses	22.4	36.2	26.3

Operating Income (Loss)	0.8	(9.0)	3.8
Interest Expense	1.1	2.1	3.3
Gain on Extinguishment of Debt	(2.8)	—	—
Other Expense (Income)	0.1	(0.3)	—

Total Other (Income) Expense	(1.6)	1.8	3.3

Income (Loss) Before Income Taxes	2.4	(10.8)	0.5
Benefit for Income Taxes	(0.7)	(0.9)	(0.1)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	3.1	(9.9)	0.6
Cumulative Effect of a Change in Accounting Principle	(11.3)	—	—

Net (Loss) Income	(8.2)%	(9.9)%	0.6%

      Certain reclassifications of prior year financial information, and therefore the applicable percentages, have been made to conform with current year presentation.

     Pro Forma Statements of Operations

      As a result of a number of events and transactions that occurred in fiscal years 2003 and 2002, which are described below, our ongoing operations differ significantly from those as reported. Those events and transactions are:

      Fiscal Year 2003:

•	Elimination of SFAS No. 142 goodwill impairment

•	Elimination of net gain on debt restructuring

      Fiscal Year 2002:

•	Elimination of the sales, direct costs, and expenses (non-allocated) of the Divestitures

•	Elimination of the manufacturing profit of the Divestitures

•	Elimination of goodwill amortization

•	Elimination of interest expense attributable to the Divestitures

•	Elimination of life insurance proceeds

•	Elimination of inventory write down

•	Elimination of asset impairment charge due to the Divestitures

      The following schedules provide a reconciliation from the reported operating results for the twelve months ended March 31, 2003 and 2002 prepared under GAAP to the pro forma adjusted operating results of our ongoing operations.

      To enhance comparability, management believes that the unaudited pro forma information that follows provides additional information that is useful in analyzing the underlying business results. However, the pro forma operating results should be considered in addition to, not as a substitute for, reported results of operations. The unaudited pro forma information is not necessarily reflective of the results of operations had these events occurred at the beginning of fiscal years 2003 and 2002, nor is it necessarily indicative of future results.

      We had previously reported in these quarterly reconciliations adjustments of $0.3 million of severance charges in the fourth quarter of fiscal year 2002 and $1.3 million from the elimination of the cost of restructured personnel in all quarters of fiscal year 2002. Under recent SEC guidance, because we incurred $0.4 million of severance charges in fiscal year 2003, the items should not be included in reconciliations of this nature and therefore are now excluded from adjustments. The following table shows the amounts expensed and paid fiscal years 2003 and 2002 for restructuring and severance costs that were initially incurred and accrued in these years:

			Balance at
	Accrued	Actual	March 31,
	Costs	Payments	2003

Severance:
FY 2003 Other	$0.4	$(0.1)	$0.3
FY 2002 Restructuring	0.3	(0.3)	—

Total	$0.7	$(0.4)	$0.3

TRANSCAT, INC.

Reconciliation of Reported FY 2003 and FY 2002 Operating Results to

Adjusted FY 2003 and FY 2002 Ongoing Operations
(In Thousands, Unaudited)

	Twelve Months Ended March 31,			Twelve Months Ended March 31,

	2003	2003	2003	2002	2002	2002
	As	Adjust-	Adjusted	As	Adjust-	Adjusted
	Reported	ments	Ongoing	Reported	ments	Ongoing

Product Sales	$38,373	$—	$38,373	$47,653	$(6,298)	$41,355
Service Sales	18,808	—	18,808	19,129	—	19,129

Net Sales	57,181	—	57,181	66,782	(6,298)	60,484

Product Cost of Sales	28,164	—	28,164	32,507	(2,865)	29,642
Service Cost of Sales	15,731	—	15,731	16,199		16,199
Total Costs of Products and Services Sold	43,895	—	43,895	48,706	(2,865)	45,841

Gross Profit	13,286	—	13,286	18,076	(3,433)	14,643

Selling, Marketing, and Warehouse Expenses	8,311	—	8,311	11,387	(995)	10,392
Administrative Expenses	4,541	—	4,541	6,183	(91)	6,092
Research and Development Costs	—	—	—	901	(901)	—
Goodwill Amortization	—	—	—	1,102	(1,102)	—
Goodwill Impairment	—	—	—	4,508	(4,508)	—

Total Operating Expenses	12,852	—	12,852	24,081	(7,597)	16,484

Operating Income (Loss)	434	—	434	(6,005)	4,164	(1,841)
Interest Expense	615	—	615	1,432	(457)	975
Gain on Extinguishment of Debt	(1,593)	1,593	—	—	—	—
Other Expense (Income)	63	—	63	(206)	206	—

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	1,349	(1,593)	(244)	(7,231)	4,415	(2,816)
Benefit for Income Taxes	(408)	—	(408)	(600)	—	(600)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1,757	(1,593)	164	(6,631)	4,415	(2,216)
Cumulative Effect of a Change in Accounting Principle	(6,472)	6,472	—	—	—	—

Net (Loss) Income	$(4,715)	$4,879	$164	$(6,631)	$4,415	$(2,216)

      Certain reclassifications of prior year financial information have been made to conform to current year presentation.

     Fiscal Year Ended March 31, 2003 Compared to Fiscal Year Ended March 31, 2002:

      The following section compares the reported operating results prepared under GAAP for the twelve months ended March 31, 2003 to the twelve months ended March 31, 2002. The following section also compares the twelve months ended March 31, 2003 to the pro forma adjusted operating results of our ongoing operations for the twelve months ended March 31, 2002. The pro forma fiscal year 2002 results have been adjusted for a number of events and transactions that are disclosed below in the Pro Forma Statements of Operations in Item 7. To enhance comparability, management believes that the unaudited pro forma information for fiscal year 2002 provides additional information that is useful in analyzing the underlying business results. However, the pro forma operating results should be considered in addition to, not as a substitute for, reported results of operations. The unaudited pro forma information is not necessarily reflective of the results of operations had these events occurred at the beginning of fiscal year 2002, nor is it necessarily indicative of future results.

     Sales:

	For the Years Ended March 31,

			Pro Forma
	2003	2002	2002

Net Sales:
Product	$38.4	$47.7	$41.4
Service	18.8	19.1	19.1

Total	$57.2	$66.8	$60.5

      Net sales decreased $9.6 million, or 14.4%, from fiscal year 2002 to 2003. Excluding the Divestitures in fiscal year 2002, net sales decreased by $3.3 million, or 5.5%, from fiscal year 2002.

      Product sales, which accounted for 67.1% of our sales in fiscal year 2003 and 68.4% of our sales in fiscal year 2002 (excluding the Divestitures), continued to be impacted by the weak economy. This impact is especially evident in the process industry, which has historically been and strategically is a major market for our products. Our product sales (excluding Divestitures) declined by $3.0 million, or 7.2%, from fiscal year 2002 to 2003. Of the decline, 70.0% occurred in the fourth quarter, as industrial spending again was further constrained.

      Calibration services sales declined $0.3 million, or 1.6%, from fiscal year 2003 to 2002. This decline was also impacted, although not as severely as product sales, by the economic conditions existing over the last twelve months. More significant, was the impact of certain decisions we made and actions that were taken in the last six months of fiscal year 2003. During that period, we consolidated the operations of four calibration laboratories into existing calibration laboratories, and the contract for one unprofitable customer on-site was terminated by the customer.

     Gross Profit:

	For the Years Ended March 31,

			Pro Forma
	2003	2002	2002

Gross Profit:
Product	$10.2	$15.2	$11.7
Service	3.1	2.9	2.9

Total	$13.3	$18.1	$14.6

      Gross profit decreased $4.8 million, or 26.5%, from fiscal year 2002 to 2003. Excluding the Divestitures, which accounted for $3.5 million of the decline, gross profit decreased $1.3 million, or 8.9%, from fiscal year 2002 to 2003.

      On an as reported basis, inclusive of the Divestitures, gross profit on product sales decreased, as a percentage of product sales, from 31.9% in fiscal year 2002 to 26.6% in fiscal year 2003. Excluding the impact of the

Divestitures, including manufacturing profit and certain other one-time costs, explained in more detail in the Pro Forma Statements of Operations section of this report, gross profit on product sales decreased from 28.3% to 26.6%. This deterioration is largely attributed to product mix and an increased level of discounting necessary under current economic conditions.

      The following table presents the quarterly trend of product gross profit on an as reported basis and on a pro forma basis giving effect to the Divestitures, which were substantially completed by the end of the third quarter of fiscal year 2002. The fourth quarter of fiscal year 2002 includes both a $0.4 million inventory write-off and an incremental $0.4 million of manufacturing purchase rebate income over the fourth quarter of fiscal year 2003. The fourth quarter of fiscal year 2002 pro forma excludes the inventory write-off, as discussed above in the Pro Forma Statements of Operations in Item 7.

	Product Gross Profit %

	Q1	Q2	Q3	Q4	Total

FY 2003	25.6%	26.3%	26.7%	27.7%	26.6%
FY 2002	35.4%	33.2%	31.7%	26.8%	31.9%
FY 2002 Pro Forma	29.5%	27.6%	24.6%	31.3%	28.3%

      Calibration services gross profit, as a percentage of service sales, increased from 15.2% in fiscal year 2002 to 16.5% in fiscal year 2003. Calibration gross profit has begun to yield the benefit of cost restructuring initiatives implemented in late fiscal year 2003, increasing revenue in new calibration laboratories opened in fiscal year 2002 offset by lower sales in the fourth quarter of fiscal year 2003 than we had experienced in the fourth quarter of fiscal year 2002. Gross profit by quarter for calibration services for fiscal years 2003 and 2002 was:

	Service Gross Profit %

	Q1	Q2	Q3	Q4	Total

FY 2003	15.4%	15.2%	16.5%	18.9%	16.5%
FY 2002	12.4%	15.2%	12.5%	20.0%	15.2%

     Operating Expenses:

	For the Years Ended March 31,

			Pro Forma
	2003	2002	2002

Operating Expenses:
Selling, Marketing, and Warehouse	$8.3	$11.4	$10.4
General and Administrative	4.5	6.2	6.1
Research and Development	—	0.9	—
Goodwill Amortization	—	1.1	—
Goodwill Impairment	—	4.5	—

Total	$12.8	$24.1	$16.5

      Operating expenses decreased $11.3 million from fiscal year 2002 to fiscal year 2003, or from 36.2% of sales to 22.4% of net sales. Excluding those items as noted in the Pro Forma Statements of Operations section of Item 7, comparable operating expenses decreased $3.7 million, or from 27.3% of sales to 22.4% of sales in fiscal year 2003. This decrease was the result of management’s focus on cost containment including payroll and management information systems.

     Other Income (Expense):

	For the Years
	Ended March 31,

			Pro Forma
	2003	2002	2002

Other Income (Expense):
Interest Expense	$0.6	$1.4	$1.0
Gain on Extinguishment of Debt	(1.6)	—	—
Other Expense (Income)	0.1	(0.2)	—

Total	$(0.9)	$1.2	$1.0

      Other income (expense) includes the $1.6 million net gain on extinguishment of debt recorded in fiscal year 2003 in conjunction with our restructuring of our senior debt. See Note 4 of the Consolidated Financial Statements. Interest expense in fiscal year 2003 was reduced by $0.8 million, or 57.1%, as a result of lower debt levels driven by the proceeds from the Divestitures (see Divestitures above in Item 1), the gain on extinguishment of debt and operating cash flows.

     Taxes:

	For the Years
	Ended March 31,

			Pro Forma
	2003	2002	2002

Benefit for Income Taxes	$(0.4)	$(0.6)	$(0.6)

      The benefit for income taxes recognizes the benefit derived from the utilization of net operating loss tax carry backs. As further explained (see Note 5 of the Consolidated Financial Statements), we have fully reserved our net deferred tax assets.

      The effects of inflation during fiscal years 2003 and 2002 were not material.

     Fiscal Year Ended March 31, 2002 Compared to Fiscal Year Ended March 31, 2001:

     Sales:

	For the Years
	Ended March 31,

	2002	2001

Net Sales:
Product	$47.7	$59.0
Service	19.1	17.9

Total	$66.8	$76.9

      Net sales decreased $10.1 million, or 13.1%, from fiscal year 2001 to 2002. Excluding the impact of the Divestitures, which accounted for $2.9 million of the decrease, net sales decreased by $7.2 million, or 7.8%, from fiscal year 2001. External sales of the Divestitures amounted to $6.3 million for fiscal year 2002. The weak United States economy in fiscal year 2002 impacted the process industry, which has historically been a major market for our products.

      Our product sales (excluding Divestitures) declined as a result $7.2 million, or 14.7%, from fiscal year 2001.

      Calibration services sales in fiscal year 2002 increased $1.2 million, or 6.7% over 2001, attributable to our new customers in life science and fiber optics.

     Gross Profit:

	For the Years
	Ended March 31,

	2002	2001

Gross Profit:
Product	$15.2	$19.5
Service	2.9	3.7

Total	$18.1	$23.2

      Gross profit decreased $5.1 million, or 22.0% from fiscal year 2001 to 2002. Excluding the Divestitures, which accounted for $0.9 million of the decrease, gross profit decreased by $4.2 million, or 22.3%, from fiscal year 2001. Gross profit of the Divestitures amounted to $1.9 million in fiscal year 2002. Additionally, as a result of the Divestitures, the manufacturing gross profit of $2.0 million that we realized on the sale of products through our distribution operations will not be realized in subsequent years.

      The gross profit on product sales declined from 33.1% of product sales in 2001 to 31.9% in fiscal year 2002. The gross profit deterioration is the result of a non-recurring inventory write-off of $0.4 million in the fourth quarter of fiscal year 2002, the higher cost of products previously manufactured and product mix along with volume/cost absorption issues.

      Gross profit on calibration services decreased from 20.7% in 2001 to 15.2% in 2002. Our investment in four new calibration operations, including two new laboratories and two new on-sites, was the primary cause of the gross profit erosion.

     Operating Expenses:

	For the Years
	Ended March 31,

	2002	2001

Operating Expenses:
Selling, Marketing, and Warehouse	$11.4	$12.1
General and Administrative	6.2	5.8
Research and Development	0.9	1.2
Goodwill Amortization	1.1	1.2
Goodwill Impairment	4.5	—

Total	$24.1	$20.3

      Selling, general and administrative expenses decreased $0.3 million or 1.7% in fiscal year 2002 from 2001. This decrease is attributable to certain operating expenses eliminated as a result of the Divestitures and our ongoing effort to control operating expense spending. Direct selling, marketing, general and administrative expenses from the Divestitures totaled $1.1 million in fiscal year 2002. Research and development costs decreased $0.3 million or 25.0% in fiscal year 2002 from 2001. The reduction in research and development expenses reflects the divestiture of TPG. For the twelve months ended March 31, 2002, TPG accounted for our entire $0.9 million in research and development expenditures.

     Other Income (Expense):

	For the Years
	Ended March 31,

	2002	2001

Other Income (Expense):
Interest Expense	$1.4	$2.5
Other Expense (Income)	(0.2)	—

Total	$1.2	$2.5

      Interest expense decreased by $1.1 million, or 44.0%, from fiscal year 2001 to 2002. This decrease reflects proceeds from the Divestitures to reduce our bank debt from $25.2 million at March 31, 2001 to $9.9 million at March 31, 2002. The interest expense attributed to the Divestitures was $0.5 million in fiscal year 2002. Other income increased by $0.2 million due to the gain associated with the proceeds received from a life insurance policy.

     Taxes:

	For the Years
	Ended March 31,

	2002	2001

Benefit for Income Taxes	$(0.6)	$(0.1)

      Due to the current year loss from operations, we fully reserved our net deferred taxes. As a result of utilization of net operating loss tax carry backs, a $0.6 million, or 8.3% effective income tax benefit, was recorded in fiscal year 2002. The effective income tax benefit of 19.6% in fiscal year 2001 resulted from utilization of net operating losses and the reversal of valuation allowances.

      The effects of inflation during fiscal years 2002 and 2001 were not material.

     Liquidity and Capital Resources

      Refinancing of Debt. On November 13, 2002, Transcat entered into a new Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaced our Revolving Credit and Loan Agreement (the “Prior Credit Agreement”) with Key Bank, N.A. and Citizens Bank (“the Banks”) originally dated August 3, 1998 and most recently amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), the terms of which are as set forth below:

      Under the Credit Agreement, Transcat made a term note in the amount of $1.5 million in favor of GMAC. This term note requires annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. Interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and LIBOR as of June 6, 2003 were 4.25% and 1.27%, respectively. In addition, under the Credit Agreement, we are required to further reduce the term loan, on an annual basis, by 20% of excess cash flow, as defined, not to exceed $0.2 million per fiscal year. Excess cash flow for the fiscal year ended March 31, 2003 was $0.2 million. As a result, we have classified an additional $0.2 million as a current liability as of March 31, 2003.

      The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10.0 million. As of March 31, 2003, Transcat borrowed $5.2 million. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of March 31, 2003, availability amounted to $6.7 million. The Credit Agreement has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were not in violation of any loan covenants as of March 31, 2003, and we believe we will be in compliance with all covenants in the upcoming fiscal year. Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.25% as of June 6, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.27% as of June 6, 2003, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 3% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated in its first year and 1% if terminated thereafter, prior to November 13, 2005.

      Additionally, we have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement. The Credit Agreement requires Transcat to make the following principal payments on the term note, excluding any reductions attributable to excess cash flow, as discussed above (in thousands):

Fiscal Year 2004	500
Fiscal Year 2005	500
Fiscal Year 2006	333

Total	$1,333

      Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows:

	For the Years Ended March 31,

	2003	2002	2001

Cash Provided by (Used in):
Operating Activities	$937	$3,544	$5,425
Investing Activities	(291)	12,099	(1,393)
Financing Activities	(1,131)	(15,291)	(4,190)

      Operating Activities. For fiscal year 2003, cash provided by operating activities was $0.9 million, compared to $3.5 million and $5.4 million in fiscal year 2002 and 2001, respectively. Cash was provided by net income adjusted for non-cash related items. Decreased inventories and receivables of $2.3 million were offset by reduced payables of $2.6 million. The reduction in receivables is a direct result of lower sales in the fourth quarter, whereas the reduction in inventory and payables is due to a corporate initiative to reduce both inventory and overall spending.

      Investing Activities. Transcat used $0.3 million in net cash for investing activities in fiscal year 2003, compared to cash provided by investing activities in fiscal year 2002 of $12.1 million and cash used for investing activities in fiscal year 2001 of $1.4 million. The reduction in cash provided by investing activities resulted primarily from $13.2 million of cash realized in fiscal year 2002 from the proceeds of the Divestitures. We also reduced capital expenditures in fiscal year 2003 to $0.3 million. Following the investment in two new calibration laboratories in fiscal year 2002, capital expenditures in fiscal year 2002 totaled $1.4 million. Capital spending in fiscal year 2001 included capital spending for TPG, which was divested in fiscal year 2002.

      Financing Activities. In fiscal year 2003, we reduced our bank debt by $3.3 million, of which, $2.2 million was the gain on extinguishment of debt, before expenses and warrants and $1.1 million in cash used for debt reduction. This follows a reduction in debt in fiscal year 2002, primarily funded by the proceeds of the Divestitures, of $15.3 million and debt reduction in fiscal year 2001 of $4.2 million.

      We believe that we have the financial resources, which include cash from operations and the use of our availability under our Credit Agreement, needed to meet our business requirements for the next twelve months.

      Disclosures about Contractual Obligations and Commercial Commitments. The schedule below contains aggregated information about contractual obligations and commercial commitments that we must make future payments under for contracts such as debt and lease agreements, purchase arrangements, and various operating requirements (in thousands):

	Payments Due By Period

	Less Than			After 5
	1 Year	1–3 Years	4–5 Years	Years	Total

Debt	$0.7	$5.9	$—	$—	$6.6
Operating Leases	0.7	1.3	0.5	—	2.5
Unconditional Purchase Obligations (1)	—	—	—	—	—

Total Contractual Cash Obligations	$1.4	$7.2	$0.5	$—	$9.1

(1)	Relates to minimum inventory purchase commitment. Transcat has received approval from the SEC, granting confidential treatment under the SEC Act of 1934. See Distribution Agreement above in Item 1 for further information.

New Accounting Pronouncements

      Transcat adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective April 1, 2002. As a result of adopting SFAS No. 142, we no longer records goodwill amortization. Further information regarding the adoption of SFAS No. 142 is disclosed in Note 3 of the Consolidated Financial Statements.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Early application of the provisions of SFAS No. 145 is encouraged and Transcat elected to do so beginning in May 2002. Transcat now classifies the aggregate of gains and/or losses from the early extinguishment of debt separately on the Consolidated Statements of Operations, as appropriate, instead of as an extraordinary item. The remaining provisions of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at a plan or commitment date for the exit or disposal activity. The SFAS establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Transcat has determined that our adoption of SFAS No. 146 does not have a material effect on our consolidated financial position or results of operations at March 31, 2003.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Transcat does not have any such guarantees as of March 31, 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” as detailed in Note 1 of the Consolidated Financial Statements. Transcat has included the new disclosures required by SFAS No. 148 in Note 1 of the Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Transcat does not have any such variable interest entities as of March 31, 2003.

Employee Stock Options

      Our stock option program, which expires in June 2003 is a broad based, long-term retention program intended to attract, incent and retain key employees, thereby aligning stockholder and employee interests. The plan also provides for all employees to participate. Options granted to date under the plan expire no later than five years from the grant date and vest within four years, in equal increments. For the first four years after the grant date, options are exercisable only if Transcat’s stock price attains a specific market value for a minimum specified number of consecutive trading days. After four years, the stock price and duration requirements cease.

      We are mindful and keenly aware of the potential incremental dilution related to our options outstanding; and the necessity of balancing dilution with the plan objectives.

      Options granted to employees, including officers are summarized for the fiscal years ended March 31, 1999 to 2003 as follows (shares in thousands):

	FY 2003	FY 2002	FY 2001	FY 2000	FY 1999

Total Options Granted	502	5	317	347	301
Less: Options Forfeited	473	587	354	342	276

Net Options Granted	29	(532)	(37)	5	25

      The following table provides additional information regarding stock options, and options granted/ held by Corporate Officers:

	FY 2003	FY 2002	FY 2001	FY 2000	FY 1999

Total Options Granted as a % of Total Shares Outstanding	8.0%	0.9%	5.1%	5.7%	5.1%
Total Options Outstanding as a % of Total Shares Outstanding	14.6%	14.2%	23.0%	23.9%	27.1%
Options Granted to Corporate Officers as a % of Total Options Granted	63.7%	0.0%	6.3%	57.8%	68.8%
Options Granted to Corporate Officers as a % of Total Shares Outstanding	5.1%	0.0%	0.3%	3.3%	3.5%
Cumulative Options Held by Corporate Officers as a % of Total Options Outstanding	42.7%	62.4%	74.5%	79.2%	75.7%
Cumulative Options Held by Corporate Officers as a % of Total Shares Outstanding	6.2%	8.9%	17.1%	18.9%	20.5%

      The following table summarizes the number of stock option shares available to be granted at March 31 for the prior three fiscal years (shares in thousands):

	FY 2003	FY 2002	FY 2001

Authorized	1,900	1,900	1,900
Cumulatively Exercised	(283)	(283)	(283)
Outstanding	(918)	(889)	(1,421)

Total Available for Grant	699	728	196

      In-the-money and out-of-the-money (have an exercise price equal to or above $1.40 per share, the market price of Transcat Common Stock at March 31, 2003) option information as of March 31, 2003 is as follows (shares in thousands):

	Exercisable			Unexercisable			Total

		Weighted			Weighted			Weighted
		Average	Weighted		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
	of	Life	Price Per	of	Life	Price Per	of	Life	Price Per
	Shares	(in Years)	Share	Shares	(in Years)	Share	Shares	(in Years)	Share

In-the-Money	—	—	$—	421	4.10	$0.99	421	4.10	$0.99
Out-of-the-Money	106	0.57	$3.85	391	2.23	$2.28	497	2.92	$2.61

Total	106	0.57	$3.85	812	3.23	$1.61	918	1.88	$1.87

      Options granted to Corporate Officers as a group during fiscal year 2003 are as follows (in thousands, except per share amounts):

				Potential Realization
				Value at Assumed
				Rate of Stock
				Price Appreciation
Number of Securities	% of Total	Range of		For Option Term(1)
Underlying	Options Granted	Exercise Price	Expiration
Option Grants	to Employees	Per Share	Date	10%	25%

320	63.7%	$0.80 to $1.00	2008	$342	$781

(1)	Represents gains that could accrue for these options, assuming that the market price of Transcat stock appreciates over a 5 year period at annualized rates of 10% and 25%. If the stock price does not increase above the exercise price, the realized value of these options would be zero.

      Corporate Officers did not exercise any options during fiscal year 2003. The options held by these officers as a group as of March 31, 2003 are as follows (in thousands):

Number of Shares		Values of Unexercised
Underlying Unexercised		In-the-Money Options
Options at March 31, 2003		as of March 31, 2003(2)

Exercisable	Unexercisable	Exercisable	Unexercisable

52	340	$0	$134

(2)	These amounts represent the difference between the exercise price and $1.40, the market price of Transcat Common Stock at March 31, 2003 for all in-the-money options held by the listed officers.

      All stock option grants are reviewed and approved by the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market.

      For additional information regarding stock option plan activity for fiscal years 2003, 2002 and 2001, see the reconciliation of options outstanding in Note 7 of the Consolidated Financial Statements.

Employee Stock Purchase Plan

      The Transcat, Inc. Employees’ Stock Purchase Plan (“Plan”) has up to 200,000 shares of our Common Stock for issuance. Under the Plan, eligible employees may purchase stock at 85% of the fair market value of our Common Stock on the Investment Date, which is the second to last business day of each calendar month. Purchases are limited under certain circumstances to maintain Plan conformance to various regulations. Plan participation was approximately 22% of total employees, including those ineligible, during fiscal years 2003 and 2002.

Outlook

      In general, as we look ahead to fiscal year 2004, the outlook continues to be uncertain. We anticipate a year, especially in our distribution products business, largely driven by the pace of the recovery in the economy, and the resulting impact on our industry. Our plans assume little, if any, improvement throughout the first two quarters, however, we have maintained the flexibility to respond quickly to any earlier improvement in business conditions.

      Our financial results are heavily dependent on the leverage of sales of our calibration services. We anticipate single digit growth, primarily in the last two quarters, as we continue to focus our field and inside sales efforts on the quality demanding process and life science industries.

      We expect our gross margin in fiscal year 2004 to be in the range of 27.0%, plus or minus a few points, which is an increase of four points from our fiscal year 2003 gross margin of approximately 23.0%. Our gross margin variability is dependent upon our calibration services business as distribution products margins are generally stable. Calibration services margins should improve due to lower costs resulting from consolidation actions taken in fiscal year 2003, lower depreciation expense, targeted operational efficiency improvements, as well as, the leverage of increased volume.

      In conjunction with the implementation of the new accounting rules for goodwill, we completed the initial goodwill impairment review in the first quarter of fiscal year 2003 and recorded an impairment charge of $6.5 million. We completed the required subsequent review as of March 31, 2003 and found no additional impairment. Our impairment review process is based on a discounted cash flow approach that uses our estimates of revenue for our business units and appropriate discount rates. The estimates we have used are consistent with the plans and estimates that we are using to manage our business. To the extent, either due to factors within or outside of our control, those estimates are not achieved, we may further incur charges for impairment of goodwill.

      The need for a deferred tax valuation allowance will be reviewed quarterly in fiscal year 2004 and may change depending on the success of the operating plans and other related business developments. Any change in the valuation allowance will impact Transcat’s effective rate.

      As we continue to improve our operating performance, we anticipate significantly increased capital expenditures. Under our credit agreement, we are limited to $0.5 million in fiscal year 2004, increasing to $1.5 million in fiscal year 2005. We would expect fiscal year 2004 capital to primarily be asset replacement and strategic investment, followed by investment in capacity and operational efficiency in fiscal year 2005.

      Finally, we believe that it would not be unreasonable to anticipate further reductions in our debt of approximately $1.0 million by the end of fiscal year 2004.

Item 7A.     Quantitative And Qualitative Disclosures About Market Risk

     Interest Rates

      Transcat’s exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, interest expense would increase or decrease by approximately $0.1 million assuming average-borrowing levels remained constant from year to year. During fiscal year 2002, proceeds from the Divestitures were used to significantly reduce our debt. On March 31, 2003, we had no hedging arrangements in place that would limit our exposure to upward movements in interest rates.

      Under the Credit Agreement described in Note 4 of the Consolidated Financial Statements, interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. Interest on the revolving line of credit is payable monthly, at our option, at prime rate, 4.25% as of June 6, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.27% as of June 6, 2003, plus 2.75%.

     Foreign Currency

      Approximately 90% and 91% of Transcat’s sales are denominated in United States dollars with the remainder denominated in Canadian dollars for the three months and twelve months ended March 31, 2003, respectively. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as it believes to be appropriate to safeguard the profitability of sales recorded in Canadian dollars.

     Risk Factors

      You should consider carefully the following risks and all other information included in this Form 10-K. The risks and uncertainties described below and elsewhere in this Form 10-K are not the only ones facing our business. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.

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

      Dependence On Manufacturers. A significant amount of inventory purchases were made from one vendor group. Our reliance on this vendor group leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality. Like other distributors in our industry, we occasionally experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers and an adequate supply of products, our sales could suffer considerably. Finally, we cannot assure that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Such limited product access could materially and adversely affect our business.

      Indebtedness. Although we have paid down a significant portion of the outstanding indebtedness under our secured credit facility, as of March 31, 2003, we owed $6.6 million to our secured creditor. We are still required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will, if we do not meet debt covenant requirements, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from our manufacturers to fund our inventory purchases. If our debt burden increases to high levels, our manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be affected by prevailing economic conditions and financial, business, and other factors described in this Form 10K, many of which are beyond our control.

      If Existing Stockholders Sell Large Numbers Of Shares Of Our Common Stock, Our Stock Price Could Decline. The market price of our Common Stock could decline as a result of sales by our existing stockholders or holders of stock options of a large number of shares of our Common Stock in the public market or the perception that these sales could occur.

      Our Stock Price Has Been, And May Continue To Be, Particularly Volatile. The stock market from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. As our stock may be affected by market volatility, as well as by our own performance, the following factors, among other risk factors, may have a significant effect on the market price of our Common Stock:

•	Developments in our relationships with current or future manufacturers of product we distribute;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Litigation or governmental proceedings or announcements relating to these matters;

•	Economic and other external factors or other disaster or crisis;

•	Sales of our Common Stock or other securities in the open market;

•	Period-to-period fluctuations in our operating results; and

•	Fluctuations in our ability to satisfy our debt obligations.

      We Expect That Our Quarterly Results Of Operations Will Fluctuate, And This Fluctuation Could Cause Our Stock Price To Decline, Causing Investor Losses. A large portion of our expenses for calibration services, including expenses for facilities, equipment and personnel, are relatively fixed, as is our commitment to purchase a predetermined amount of inventory (see Distribution Agreement above in Item 1). Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include:

•	Fluctuations in industrial demand for products we sell and/or service; and

•	Fluctuations in geographic conditions including currency, health (SARS) and other economic conditions such as economic crises in Asia.

      If We Fail To Attract And Retain Qualified Personnel, We May Not Be Able To Achieve Our Stated Corporate Objectives. Our ability to manage our anticipated growth, if realized, effectively depends on our ability to attract and retain highly qualified executive officers and technical personnel. If we fail to attract and retain qualified individuals, we will not be able to achieve our stated corporate objectives.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of Transcat, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002.

/s/ PricewaterhouseCoopers LLP

Rochester, New York

May 19, 2003

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In Thousands, Except Per Share Amounts)

	For the Years Ended March 31,

	2003	2002	2001

Product Sales	$38,373	$47,653	$58,962
Service Sales	18,808	19,129	17,919

Net Sales	57,181	66,782	76,881

Cost of Products Sold	28,164	32,507	39,444
Cost of Services Sold	15,731	16,199	14,227

Total Cost of Products and Services Sold	43,895	48,706	53,671

Gross Profit	13,286	18,076	23,210

Selling, Marketing, and Warehouse Expenses	8,311	11,387	12,080
Administrative Expenses	4,541	6,183	5,774
Research and Development Costs	—	901	1,165
Goodwill Amortization	—	1,102	1,239
Goodwill Impairment	—	4,508	—

Total Operating Expenses	12,852	24,081	20,258

Operating Income (Loss)	434	(6,005)	2,952

Interest Expense	615	1,432	2,523
Gain on Extinguishment of Debt	(1,593)	—	—
Other Expense (Income)	63	(206)	—

Total Other (Income) Expense	(915)	1,226	2,523

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	1,349	(7,231)	429
Benefit for Income Taxes	(408)	(600)	(84)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1,757	(6,631)	513
Cumulative Effect of a Change in Accounting Principle	(6,472)	—	—

Net (Loss) Income	(4,715)	(6,631)	513
Other Comprehensive Income:
Currency Translation Adjustment	91	(21)	(173)

Comprehensive (Loss) Income	$(4,624)	$(6,652)	$340

Basic and Diluted (Loss) Earnings Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.29	$(1.08)	$0.09
From Cumulative Effect of a Change in Accounting Principle	(1.05)	—	—

Total Basic and Diluted (Loss) Earnings Per Share	$(0.76)	$(1.08)	$0.09

Average Shares Outstanding (in thousands)	6,147	6,103	6,030

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 31,

	2003	2002

ASSETS
Current Assets:
Cash	$114	$508
Accounts Receivable, less allowance for doubtful accounts of $114 and $231 as of March 31, 2003 and 2002, respectively	6,879	8,056
Other Receivables	159	92
MAC Escrow and Holdback	—	225
Finished Goods Inventory, net	2,842	3,869
Income Taxes Receivable	799	853
Prepaid Expenses and Deferred Charges	454	774

Total Current Assets	11,247	14,377
Property, Plant and Equipment, net	2,556	3,911
Goodwill	2,524	8,996
Deferred Charges	197	116
Other Assets	234	224

Total Assets	$16,758	$27,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$666	$1,016
Accounts Payable	3,738	6,340
Accrued Payrolls, Commissions and Other	1,862	1,959
Income Taxes Payable	100	245
Deposits	64	448
Deferred Revenue — MAC	—	179

Total Current Liabilities	6,430	10,187
Long-Term Debt, less current portion	5,916	8,897
Deferred Compensation	170	232
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	14,060	20,860

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,296,000 and 6,241,000 shares issued as of March 31, 2002 and 2003, respectively; 6,176,642 and 6,121,642 shares outstanding as of March 31, 2003 and 2002, respectively	3,148	3,120
Capital in Excess of Par Value	3,031	3,019
Warrants	518	—
Accumulated Other Comprehensive Loss	(235)	(326)
Retained (Deficit) Earnings	(3,311)	1,404
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	2,698	6,764

Total Liabilities and Stockholders’ Equity	$16,758	$27,624

See the notes to these financial statements

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Years Ended, March 31,

	2003	2002	2001

Cash Flows from Operating Activities:
Net (Loss) Income	$(4,715)	$(6,631)	$513
Cumulative Effect of a Change in Accounting Principle	6,472	—	—

Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1,757	(6,631)	513
Adjustments to Reconcile Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle to Net Cash Provided by Operating Activities:
Impairment of Long-Lived Assets	—	4,508	—
Loss on Disposal of Assets	63	—	—
Gain on Extinguishment of Debt	(1,593)	—	—
Depreciation and Amortization	2,047	4,086	4,546
Provision for Doubtful Accounts Receivable and Returns	(210)	297	321
Provision for Slow Moving or Obsolete Inventory	—	712	180
Deferred Revenue — MAC	(179)	—	—
Deferred Taxes	—	107	206
Common Stock Expense	40	87	176
Gain on Life Insurance Policy	—	(206)	—
Other	(10)	(9)	113
Changes in Assets and Liabilities, net of divested businesses:
Accounts Receivable and Other Receivables	1,320	1,369	562
MAC Escrow and Holdback	225	—	—
Inventories	1,027	438	256
Income Taxes Receivable / Payable	(91)	(461)	105
Prepaid Expenses, Deferred Charges, and Other	(225)	(768)	(646)
Accounts Payable	(2,602)	(652)	(474)
Accrued Payrolls, Commissions, and Other	(186)	281	(367)
Deposits	(384)	448	—
Deferred Compensation	(62)	(62)	(66)

Net Cash Provided by Operating Activities	937	3,544	5,425

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(291)	(1,364)	(1,393)
Proceeds from Sale of Divested Operations	—	13,160	—
Proceeds from Corporate-Owned Life Insurance	—	303	—

Net Cash (Used in) Provided by Investing Activities	(291)	12,099	(1,393)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	89	(2,287)	(1,490)
Payments on Long-Term Borrowings	(8,333)	(13,004)	(2,700)
Proceeds from Long-Term Borrowings	7,113	—	—

Net Cash Used in Financing Activities	(1,131)	(15,291)	(4,190)

Effect of Exchange Rate Changes on Cash	91	(21)	(173)

Net (Decrease) Increase in Cash	(394)	331	(331)
Cash at Beginning of Period	508	177	508

Cash at End of Period	$114	$508	$177

Cash Paid (Received) from Interest and Taxes
Interest Paid	$645	$1,432	$2,523
Taxes Refunded	$(319)	$(447)	$(110)
Supplemental Disclosure of Non-Cash Financing Activity
Issuance of Warrants for Debt Retirement	$518	$—	$—

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

	Common Stock
	Outstanding $0.50				Accumulated
	Par Value		Capital in		Other	Retained
			Excess of		Comprehensive	Earnings	Treasury
	Shares	Amount	Par Value	Warrants	Loss	(Deficit)	Stock	Total

Balance as of March 31, 2000	6,101	$3,050	$2,826	$—	$(132)	$7,522	$(453)	$12,813
Issuance of Common Stock	89	44	132					176
Comprehensive Income:								—
Currency Translation Adjustment					(173)			(173)
Net Income (Loss)						513		513

Balance as of March 31, 2001	6,190	$3,094	$2,958	$—	$(305)	$8,035	$(453)	$13,329
Issuance of Common Stock	51	26	61					87
Comprehensive Income:								—
Currency Translation Adjustment					(21)			(21)
Net (Loss) Income						(6,631)		(6,631)

Balance as of March 31, 2002	6,241	$3,120	$3,019	$—	$(326)	$1,404	$(453)	$6,764
Issuance of Common Stock	55	28	12					40
Issuance of Warrants				518				518
Comprehensive Income:								—
Currency Translation Adjustment					91			91
Net (Loss) Income						(4,715)		(4,715)

Balance as of March 31, 2003	6,296	$3,148	$3,031	$518	$(235)	$(3,311)	$(453)	$2,698

See the notes to these financial statements

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Amounts)

Note 1 — Nature of Business and Summary of Significant Accounting Policies

Description of Business

      Transcat, Inc. (“Transcat”, “we”, “us”, “our”), formerly known as Transmation, Inc., is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science, and manufacturing industries.

Principles of Consolidation

      The consolidated financial statements of Transcat include the accounts of Transcat, Inc. and all of our wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

      Transcat has operated within a conventional 52-week accounting fiscal year ending on March 31st of each year. As of April 1, 2003, we changed our fiscal year end from March 31 to a 52 / 53 week fiscal year end, ending the last Saturday in March. As a result of this change, in a 52-week fiscal year, each of our four quarters will be a 13-week period, and the final month of each quarter will be a 5-week period. This is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10 since the new fiscal year commences with the end of the old fiscal year.

Revenue Recognition

      Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data.

Shipping and Handling Costs

      Freight expense and direct shipping costs are included in “Cost of Sales”. These costs were approximately $1.7 million, $2.8 million, and $2.4 million for the fiscal years ended 2003, 2002, and 2001, respectively. Direct handling costs, which primarily represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in “Selling, Marketing, and Warehouse Expenses”. These costs were approximately $0.2 million for the fiscal years ended 2003, 2002, and 2001.

Comprehensive Income

      Transcat reports comprehensive income under SFAS No. 130, “Reporting Comprehensive Income”. Other comprehensive income is comprised of net income (loss) and currency translation adjustments.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Basic earnings per share of Common Stock are computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share of Common Stock reflect the assumed conversion of dilutive stock options and warrants. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase shares of Common Stock at the average market prices during the period, and the resulting net additional shares of Common Stock are included in the calculation of average shares of Common Stock outstanding. For the years ended March 31, 2003, 2002, and 2001, there were no dilutive stock options and warrants. The total number of anti-dilutive shares outstanding from stock options and warrants are summarized as follows (shares in thousands, except per share amounts):

	For the Years Ended March 31,

	2003	2002	2001

Number of Options and Warrants:
Anti-dilutive	1,522	1,050	1,434
Range of Exercise Prices per Share	$0.80-$8.50	$1.55-$9.25	$1.94-$9.25

Accounts Receivable and Credit Policies

      Trade accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts in the consolidated balance sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable.

Inventories

      Inventories consist of finished goods and are valued at the lower of standard cost or market. Standard costs approximate the average cost method of inventory valuation. Inventories are reduced by a reserve for items not saleable at or above standard cost. We evaluate the adequacy of the reserve on a quarterly basis.

Properties, Depreciation, and Amortization

      Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method with useful lives of 3 to 10 years for the major classifications of inventory: machinery, equipment, and software and furniture and fixtures. Capitalized software costs consist of costs to purchase software. Leasehold improvements are amortized under the straight-line method over the terms of the related leases. Maintenance and repairs are expensed as incurred. See Note 2 of the Consolidated Financial Statements for further disclosure.

Goodwill

      Transcat follows the provisions under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Tangible Assets”. SFAS No. 142 requires Transcat to test our goodwill or intangible assets deemed to have an indefinite life for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. We estimate fair value of our reporting units in accordance with SFAS No. 142. See Note 3 of the Consolidated Financial Statements for further disclosure.

Deferred Catalog Costs

      Transcat amortizes the cost of each major catalog (“Master Catalog”) mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, we may modify the period over which costs are recognized. In the fourth quarter of fiscal year 2002, we determined

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that useful life for our Master Catalog approximated the mailing cycle, reducing its productive life from 24 to 18 months, and recognized an additional $1.0 million in catalog related amortization expense in fiscal year 2002. Deferred catalog costs totaled $0.7 million at March 31, 2002. There were no deferred catalog costs at March 31, 2003.

Deferred Gain on TPG

      As a result of certain post divestiture commitments, Transcat, according to GAAP, is unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”) until those commitments expire in fiscal year 2006.

Deferred Taxes

      Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on deferred tax assets is provided for the portion of the foreign tax credit carry forwards and other items for which it is more likely than not that the benefit of such items will not be realized. See Note 5 of the Consolidated Financial Statements for further disclosure.

Fair Value of Financial Instruments

      Transcat has determined the fair value of our debt and other financial instruments using available market information and appropriate valuation methodologies as follows:

•	Cash and Accounts Receivables: The carrying amounts reported on the Consolidated Balance Sheets for cash and accounts receivables approximate fair value, due to their short-term nature.

•	Long-Term Debt: The carrying amount of debt under our Credit Agreement approximates fair value.

Stock Options

      Transcat follows the disclosure provisions of Accounting Practice Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had on exercise prices equal to the market value of the underlying common stock at grant date.

      To calculate the fair value of the options awarded, we elected to use the Black-Scholes option-pricing model (“Pricing Model”), which produced a weighted average fair value of options granted of:

	FY 2003	FY 2002	FY 2001

Weighted average fair value of options awarded	$0.61	$1.41	$1.36

      The following assumptions were used in the Pricing Model:

	FY 2003	FY 2002	FY 2001

Weighted average fair value of value of options life	5 years	5 years	5 years
Annualized volatility rate	92.7%	85.9%	73.9%
Weighted average risk-free rate of return	4.4%	4.6%	5.6%
Dividend Rate	0.0%	0.0%	0.0%

      We elected to account for terminations when they occur rather than include an attrition factor into the model.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma amounts are as follows (in thousands, except per share amounts):

	For the Years Ended March 31,

	2003	2002	2001

Net (Loss) Income, as reported	$(4,715)	$(6,631)	$513
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(205)	(227)	(543)

Pro Forma Net (Loss) Income	$(4,920)	$(6,858)	$(30)

(Loss) Earnings Per Share:
Basic and Diluted — as reported	$(0.76)	$(1.08)	$0.09
Basic and Diluted — pro forma	$(0.80)	$(1.13)	$(0.00)

      The effect of applying SFAS No. 123 in the current year is not representative of the effect on income for future years since each subsequent year will reflect expense for additional vesting, additional stock option grants, and updated assumptions.

      See Note 7 of the Consolidated Financial Statements for further disclosure.

Foreign Operations

      The accounts of Transcat’s foreign subsidiary are maintained in the local currency of the country in which we operate and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany and equity, have translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of our subsidiary balance sheets into United States dollars are recorded directly to the accumulated comprehensive income component of stockholders equity. Currency gains and losses on business transactions are included in net income and have not been significant.

Reclassification of Amounts

      Certain prior year and prior quarter financial information have been made to conform to current quarter and twelve month presentation.

New Accounting Pronouncements

      Transcat adopted SFAS No. 142 effective April 1, 2002. As a result of adopting SFAS No. 142, we no longer records goodwill amortization. Further information regarding the adoption of SFAS No. 142 is disclosed in Note 3 of the Consolidated Financial Statements.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Early application of the provisions of SFAS No. 145 is encouraged and Transcat elected to do so beginning in May 2002. Transcat now classifies the aggregate of gains and/or losses from the early extinguishment of debt separately on the Consolidated Statements of Operations, as appropriate, instead of as an extraordinary item. The remaining provisions of SFAS No. 145 did not have a material effect on our consolidated financial position or results of operations.

      In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, rather than at a plan or commitment date for the exit or disposal activity. The SFAS establishes fair value as the objective for initial measurement of the liability. The provisions of SFAS

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Transcat has determined that our adoption of SFAS No. 146 does not have a material effect on our consolidated financial position or results of operations at March 31, 2003.

      In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which expands previously issued accounting guidance and disclosure requirements for certain guarantees. The Interpretation requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. Transcat does not have any such guarantees as of March 31, 2003.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure an amendment of FASB Statement No. 123,” as detailed above in Note 1 of the Consolidated Financial Statements. Transcat has included the new disclosures required by SFAS No. 148 above in Note 1 of the Consolidated Financial Statements.

      In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” which requires all variable interest entities to be consolidated by the primary beneficiary. The primary beneficiary is the entity that holds the majority of the beneficial interests in the variable interest entity. In addition, the interpretation expands disclosure requirements for both variable interest entities that are consolidated as well as variable interest entities from which the entity is the holder of a significant amount of the beneficial interests, but not the majority. The disclosure requirements of this interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements of this interpretation are effective for all periods beginning after June 15, 2003. Transcat does not have any such variable interest entities as of March 31, 2003.

Note 2 — Properties

      Properties consist of (in thousands):

	March 31,

	2003	2002

Machinery, Equipment, and Software	$8,741	$8,678
Furniture and Fixtures	1,162	1,173
Leasehold Improvements	323	302

Total Properties	$10,226	$10,153
Less: Accumulated Depreciation and Amortization	(7,670)	(6,242)

Total Properties, net	$2,556	$3,911

      Depreciation expenses amounted to $1.6 million, $2.0 million, and $2.1 million in fiscal years 2003, 2002, and 2001, respectively.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transcat leases facilities and equipment under non-cancelable operating leases. The minimum future annual rental payments under the non-cancelable operating leases at March 31, 2003 are as follows:

Fiscal Year	Amounts

2004	$0.7 million
2005	$0.5 million
2006	$0.4 million
2007	$0.4 million
2008	$0.3 million
Thereafter	$0.2 million

      Total rental expense for fiscal years 2003, 2002, and 2001 was approximately $1.0 million, $1.0 million, and $1.1 million, respectively.

Note 3 — Goodwill

      Transcat recorded an impairment from the implementation of SFAS No. 142 in June 2002 as a change in accounting principle in the first quarter of the fiscal year 2003, using the fair market value measurement requirement, rather than the undiscounted cash flows approach.

      The evaluation of Transcat’s reporting units on a fair value basis indicated that no impairment existed as of March 31, 2003. The evaluation as of April 1, 2002, indicated that a $6.5 million impairment existed.

      The following table provides the comparative effects of adopting SFAS No. 142 for the fiscal years ended March 31, 2003 and 2002 (in thousands, except per share amounts):

	For the Years Ended March 31,

	2003	2002	2001

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$1,757	$(6,631)	$513
Add Back: Goodwill Amortization	—	1,102	1,239

Adjusted Net Income (Loss)	$1,757	$(5,529)	$1,752

Basic and Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.29	$(1.08)	$0.09
Add Back: Goodwill Amortization	—	0.18	0.21

Adjusted Basic and Diluted Earnings (Loss) Per Share	$0.29	$(0.90)	$0.30

Note 4 — Debt

      On November 13, 2002, Transcat entered into a new Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaced our Revolving Credit and Loan Agreement (the “Prior Credit Agreement”) with Key Bank, N.A. and Citizens Bank (“the Banks”) originally dated August 3, 1998 and most recently amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), the terms of which are as set forth below. The Credit Agreement was amended on April 11, 2003 (“First Amendment to Loan and Security Agreement”) to address certain non-material post closing conditions.

      Under the Credit Agreement, Transcat made a term note in the amount of $1.5 million in favor of GMAC. This term note requires annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. Interest on the term note is payable at our option, at prime plus 0.5% or up to

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and LIBOR as of June 6, 2003 were 4.25% and 1.27%, respectively. In addition, under the Credit Agreement, we are required to further reduce the term loan, on an annual basis, by 20% of excess cash flow, as defined, not to exceed $0.2 million per fiscal year. Excess cash flow for the fiscal year ended March 31, 2003 was $0.2 million. As a result, we have classified an additional $0.2 million as a current liability as of March 31, 2003.

      The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10.0 million. As of March 31, 2003, Transcat borrowed $5.2 million. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of March 31, 2003, availability amounted to $6.7 million. The Credit Agreement has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were not in violation of any loan covenants as of March 31, 2003, and we believe we will be in compliance with all covenants in the upcoming fiscal year. Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.25% as of June 6, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.27% as of June 6, 2003, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 3% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated in its first year and 1% if terminated thereafter, prior to November 13, 2005.

      Additionally, we have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.

      The Credit Agreement also requires Transcat to make the following principal payments on the term note, excluding any reductions attributable to excess cash flow, as discussed above (in thousands):

Fiscal Year 2004	500
Fiscal Year 2005	500
Fiscal Year 2006	333

Total	$1,333

      In completing the refinancing with GMAC, Transcat’s lenders under the Prior Credit Agreement, the Banks, and Transcat executed a Termination Agreement under which the Banks accepted a $2.2 million reduction in our outstanding debt as of November 13, 2002, in consideration of the issuance to the Banks of warrants to purchase 500,000 shares of Transcat’s Common Stock. The shares of Common Stock underlying such warrants have an exercise price of $1.50 and expire according to the following schedule: 100,000 shares on November 13, 2004, 100,000 shares on November 13, 2005, and 300,000 shares on November 13, 2007. The refinancing transaction resulted in a one-time gain, net of transaction costs, of $1.6 million and an increase in stockholders’ equity attributed to the valuation of the warrants of $0.5 million. The warrants were valued based on the Black-Scholes option-pricing model.

      Further, under the Termination Agreement, should Transcat incur a change of control, as defined in the Termination Agreement, prior to November 13, 2004, the Banks will be entitled to recover the lesser of our net assets or $2.2 million. To the extent the net market value of the warrants issued in conjunction with the termination of the Prior Credit Agreement is less than the amount due, additional warrants would be issued at the market price in such quantity to equal the difference between the amount due and the net market value of the warrants issued in conjunction with the Termination Agreement. Transcat currently has no plans to effect a change in control, nor is it currently soliciting or entertaining any transactions that would constitute a change in control.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      We believe that we have the financial resources, which include cash from operations and the use of our availability under our Credit Agreement, needed to meet our business requirements for the next twelve months.

Note 5 — Income Taxes

      The provisions for income taxes determined in accordance with SFAS No. 109, “Accounting for Income Taxes”, for the years ended March 31, 2003, 2002, and 2001 are comprised of (in thousands):

	Current	Deferred	Total

Fiscal Year Ended 2003:
Federal	$(418)	$—	$(418)
State	10	—	10
Foreign	—	—	—

Total	$(408)	$—	$(408)

Fiscal Year Ended 2002:
Federal	$(730)	$97	$(633)
State	11	10	21
Foreign	12	—	12

Total	$(707)	$107	$(600)

Fiscal Year Ended 2001:
Federal	$(331)	$159	$(172)
State	10	47	57
Foreign	31	—	31

Total	$(290)	$206	$(84)

      The following is a reconciliation of the “expected” federal income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations (in thousands):

	FY 2003	FY 2002	FY 2001

Computed “Expected” Federal Income Tax	$(1,742)	$(2,455)	$146
State Income Taxes	(231)	(377)	15
Foreign Sales Corporation	—	—	(38)
Book Expenses Not Deductible for Taxes	24	312	91
Valuation Allowance	1,139	2,439	(300)
R&D and Other Credits	274	(359)	—
Other, Net	128	(160)	2

Total	$(408)	$(600)	$(84)

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax assets are as follows:

	FY 2003	FY 2002	FY 2001

Deferred Tax Assets:
Deferred Revenue	$—	$238	$—
Domestic Net Operating Loss Carry Forward	—	465	452
Reserves for Inventory Obsolescence	150	392	347
Gain on Sale of Business	587	210	—
Goodwill	2,282	925	—
Foreign Tax Credit	724	401	43
Other	426	571	454
Valuation Allowance (1)	(3,728)	(2,589)	(150)

Total Deferred Tax Assets	$441	$613	$1,146

Deferred Tax Liabilities:
Goodwill	$409	$—	$429
Depreciation	32	613	469
Accelerated Catalog and Postage Write-offs		—	141

Total Deferred Tax Liabilities	$441	$613	$1,039

Net Deferred Tax Assets	$—	$—	$107

(1)	A valuation allowance for the full amount of the net deferred tax asset was recorded at March 31, 2003 and 2002. This represents the portion of the foreign tax credit carry forwards and other items for which it is more likely than not that the benefit of such items will not be realized. Such valuation allowance increased by approximately $1.1 million and $2.4 million for the years ended March 31, 2003 and 2002, respectively. As of March 31, 2003, Transcat had foreign tax credit carry forwards of $0.7 million that will expire within five years.

Note 6 — Defined Contribution Plan

      All United States employees of Transcat are eligible to participate in a plan providing certain qualifications are met. Effective April 1, 1981, Transcat’s Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Long-Term Savings and Deferred Profit Sharing Plan (“Plan”).

      In the Long-Term Savings (“401K”) portion of the Plan, payments of benefits accrued for plan participants will be made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. Transcat’s matching contributions to the 401K were $0.2 million, $0.3 million, and $0.3 million for the fiscal years ended 2003, 2002, and 2001, respectively.

      In the Deferred Profit Sharing portion of the Plan, employer contributions are made at the discretion of the Board of Directors. Transcat made no profit sharing contributions in the fiscal years ended 2003, 2002, and 2001.

Note 7 — Stock Options and Warrants

      Under the 1993 Stock Option Plan (“Option Plan”), as amended, officers and key employees may be granted options to purchase Transcat’s common stock at no less than the fair market value at the date of the grant. Options are exercisable in annual installments beginning at the date of the grant and expiring up to ten years later.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the transactions under the Option Plan during the fiscal years ended 2003, 2002, and 2001 (shares in thousands):

	FY 2003		FY 2002		FY 2001

	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Price	Shares	Price	Shares	Price

Beginning of Year	889	$2.85	1,421	$3.99	1,458	$4.44
Add (Deduct):
Granted	502	1.03	55	2.02	317	2.16
Cancelled	(473)	3.85	(587)	4.70	(354)	4.24

End of Year	918	1.87	889	2.85	1,421	3.99

Exercisable, End of Year	106	$3.85	139	$13.63	505	$9.59
Available for Grant, End of Year	699		728		196

      The following table presents options outstanding or exercisable as of March 31, 2003 (shares in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of	Contractual	Price per	of	Price per
	Shares	Life (in Years)	Share	Shares	Share

Range of Exercise Prices:
$0.80-$3.00	812	3.23	$1.61	—	$—
$3.25-$4.75	104	0.58	$3.79	104	$3.79
$5.25-$9.25	2	0.11	$7.13	2	$7.13

Total	918	2.92	$1.87	106	$3.85

      Under the Directors Warrant Plan, warrants may be granted to non-employee directors of Transcat to purchase in the aggregate not more than 200,000 shares of our Common Stock. The purchase price for shares issued under the Directors Warrant Plan shall be equal to the fair market value of the stock on the date of the grant of the warrant. A summary of activity under the 1984 Directors Warrant Plan is as follows:

	Number	Range of
	of Shares	Warrant Prices

Balance, March 31, 2000	96,000	$3.06–$7.88
Granted During FY 2001	28,000	$2.91
Cancelled and Expired During FY 2001	(36,000)	$2.91–$7.88

Balance, March 31, 2001	88,000	$2.91–$7.88
Granted During FY 2002	32,000	$2.00
Cancelled and Expired During FY 2002	(32,000)	$2.00–$7.88

Balance, March 31, 2002	88,000	$2.00–$7.89
Granted During FY 2003	28,000	$0.97
Cancelled and Expired During FY 2003	(12,000)	$2.00–$3.06

Balance, March 31, 2003	104,000	$0.97–$3.75

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Transcat granted warrants to purchase 500,000 shares of Transcat’s Common Stock on November 13, 2002 to Key Bank, N.A. and Citizens Bank in consideration for our refinancing of debt. The $0.5 million valuation of the warrants was based on the Black-Scholes option-pricing model. See Note 4 of the Consolidated Financial Statements for further information.

Note 8 — Segment and Geographic Data

      Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. We have no inter-segment sales. Beginning in fiscal year 2003, management’s review of the operating segments of the business included an allocation methodology for all previously unallocated expenses (see footnote 1 below). Because prior years included the Divestitures, the basis for constructing a comparable allocation is not available. The following table presents our segment and geographic data as of, and for the years ended March 31, 2003, 2002, and 2001 (in thousands):

	FY 2003	FY 2002	FY 2001

Net Sales:
Product	$38,373	$47,653	$58,962
Service	18,808	19,129	17,919

Total	57,181	66,782	76,881

Gross Profit:
Product	10,209	15,146	19,518
Service	3,077	2,930	3,692

Total	13,286	18,076	23,210

Operating Expenses:
Product (1)	7,380	—	—
Service (1)	5,472	—	—
Unallocated	—	24,081	20,258

Total	12,852	24,081	20,258

Operating (Income) Loss	$434	$(6,005)	$2,952

Total Assets:
Product	$9,753	$10,080	$10,229
Service	5,356	6,577	3,308
Unallocated	1,650	10,967	34,185

Total	$16,759	$27,624	$47,722

Depreciation and Amortization:
Product	$633	$2,037	$1,717
Service	1,414	1,608	1,041
Unallocated	—	441	1,788

Total	$2,047	$4,086	$4,546

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	FY 2003	FY 2002	FY 2001

Capital Expenditures:
Product	$22	$108	$338
Service	269	1,181	783
Unallocated	—	75	272

Total	$291	$1,364	$1,393

Geographic Data:
Net Sales to Unaffiliated Customers (2)
United States	$52,035	$62,096	$71,264
Canada	5,146	4,686	5,617

Total	$57,181	$66,782	$76,881

Long-Lived Assets:
United States	$4,599	$12,541	$25,564
Canada	481	366	99

Total	$5,080	$12,907	$25,663

(1)	Operating expense allocations between segments were based on a percentage of sales, headcount, and management’s estimates.

(2)	Net sales are attributed to the countries based on the location of the subsidiary making the sale.

Note 9 — Divestitures

      During fiscal year 2002, Transcat divested the TPG and the Measurement and Control (“MAC”) unit (the “Divestitures”). The Divestitures are disclosed in detail in Note 13 of the Consolidated Financial Statements of our 2002 Annual Report on Form 10K/ A filed with the SEC.

      In conjunction with the sale of TPG on December 26, 2001, Transcat entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of TPG products until December 25, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

      On October 31, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke with an effective date of September 1, 2002, extending through December 31, 2006. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands. We believe that this commitment to future purchases is consistent with our business needs and plans. We were in compliance with all terms of the agreement as of March 31, 2003.

Note 10 — Litigation

      In May 2002, Transcat’s former Vice President — Finance sued us in New York State Supreme Court, Monroe County, alleging, among other items, that we breached the terms of his employment agreement with us when his employment was terminated. He is seeking approximately $0.5 million to compensate him for lost wages and unpaid vacation. Transcat disagrees with his claim against us, does not believe he is entitled to any relief and is defending this action to the maximum extent possible.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11 — Quarterly Data (Unaudited)

      The following table presents certain unaudited quarterly financial data for the fiscal years ended March 31, 2003, 2002, and 2001 (in thousands, except per share amounts):

			Income (Loss)
			Before Cumu-
			lative Effect of		Basic	Diluted
			a Change in		Earnings	Earnings
			Accounting	Net (Loss)	(Loss)	(Loss)
	Net Sales	Gross Profit	Principle	Income	Per Share	Per Share

Fiscal Year 2003:
Fourth Quarter	$13,915	$3,443	$63	$63	$0.01	$0.01
Third Quarter	14,578	3,372	1,330	1,330	0.22	0.21
Second Quarter	14,445	3,309	509	509	0.08	0.08
First Quarter	14,243	3,162	(145)	(6,617)	(1.08)	(1.08)

Total	$57,181	$13,286	$1,757	$(4,715)	$(0.76)	$(0.76)

Fiscal Year 2002:
Fourth Quarter	$16,861	$4,117	$(609)	$(609)	$(0.10)	$(0.10)
Third Quarter	16,453	4,335	(5,362)	(5,362)	(0.88)	(0.88)
Second Quarter	16,327	4,619	(221)	(221)	(0.04)	(0.04)
First Quarter	17,141	5,005	(439)	(439)	(0.07)	(0.07)

Total	$66,782	$18,076	$(6,631)	$(6,631)	$(1.08)	$(1.08)

Fiscal Year 2001:
Fourth Quarter	$20,500	$6,749	$655	$655	$0.11	$0.11
Third Quarter	19,746	5,526	85	85	0.01	0.01
Second Quarter	17,524	5,201	(257)	(257)	(0.04)	(0.04)
First Quarter	19,111	5,734	30	30	0.01	0.01

Total	$76,881	$23,210	$513	$513	$0.09	$0.09

Certain prior year and prior quarter financial information have been made to conform to current quarter and twelve month presentation.

TRANSCAT, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

As of March 31
(In Thousands)

		Additions
	Balance at	(Reductions) to	Additions	Reductions	Acquired in	Balance
	the	Consolidated	(Reductions) to	due to	Acquisitions	at the
	Beginning	Statements of	Consolidated	Products	(Released in	End of
	of the Year	Operations	Balance Sheets	Sold	Divestitures)	the Year

Allowance for Doubtful Accounts:
FY 2003	$231	$—	$(117)	$—	$—	$114
FY 2002	160	170	(76)	—	(23)	231
FY 2001	164	144	(148)	—	—	160
Reserve for Inventory Loss:
FY 2003	$1,030	$—	$—	$(635)	$—	$395
FY 2002	913	712	—	(17)	(578)	1,030
FY 2001	2,172	180	—	(1,439)	—	913
Deferred Asset Valuation Allowance:
FY 2003	$2,589	$—	$—	$—	$—	$2,589
FY 2002	150	2,439	—	—	—	2,589
FY 2001	450	(300)	—	—	—	150

Certain prior years’ financial information has been made to conform to current year presentation.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Part III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and the information set forth under the caption “Election of Directors” and “Executive Officers” in Transcat’s definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

Item 11.     Executive Compensation

      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Executive Compensation” in Transcat’s definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this Item is hereby incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in Transcat’s definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

Item 13.     Certain Relationships and Related Transactions

      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in Transcat’s definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

Item 14.     Controls and Procedures

Quarterly Evaluation of Our Disclosure Controls and Internal Controls

      Within the 90 days prior to the date of this report, Transcat carried out an evaluation, under the supervision and with the participation of Transcat’s management, including Mr. Carl Sassano, Transcat’s Chief Executive Officer and Mr. Charles Hadeed, Transcat’s Vice President, Finance and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Mr. Sassano and Mr. Hadeed concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to Transcat required to be included in our periodic filing with the Securities and Exchange Commission. There were no significant changes in Transcat’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure Controls and Internal Controls

      Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America.

Limitations on the Effectiveness of Controls

      Transcat’s management does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Transcat have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 15.     Principal Accountants Fees and Services

      The information required by this Item is hereby incorporated by reference to the information set forth in the Report of the Audit Committee in Transcat’s definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

Part IV

Item 16.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a) Exhibits.

      See Index to Exhibits.

      b) Reports on Form 8-K.

      None.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT INC.

By:	/s/ CARL E. SASSANO ----------------------------------------- Carl E. Sassano, President & Chief Executive Officer, Director (Principal Executive Officer)		/s/ PAUL D. MOORE ----------------------------------------- Paul D. Moore, Director

Date:	June 10, 2003	Date:	June 10, 2003

By:	/s/ CHARLES P. HADEED ----------------------------------------- Charles P. Hadeed, Vice President-Finance & CFO (Principal Financial Officer and Principal Accounting Officer)		/s/ CORNELIUS J. MURPHY ----------------------------------------- Cornelius J. Murphy, Chairman of the Board

Date:	June 10, 2003	Date:	June 10, 2003

	/s/ FRANCIS R. BRADLEY ----------------------------------------- Francis R. Bradley, Director		/s/ HARVEY J. PALMER ----------------------------------------- Harvey J. Palmer, Director

Date:	June 10, 2003	Date:	June 10, 2003

	/s/ E. LEE GARELICK ----------------------------------------- E. Lee Garelick, Director		/s/ JOHN T. SMITH ----------------------------------------- John T. Smith, Director

Date:	June 10, 2003	Date:	June 10, 2003

/s/ NANCY D. HESSLER ----------------------------------------- Nancy D. Hessler, Director

Date:	June 10, 2003

/s/ ROBERT G. KLIMASEWSKI ----------------------------------------- Robert G. Klimasewski, Director

Date:	June 10, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Carl E. Sassano, certify that:

      1. I have reviewed this annual report on Form 10-K of Transcat, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003	/s/ CARL E. SASSANO --------------------------------------- Carl E. Sassano, President and Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Charles P. Hadeed, certify that:

      1. I have reviewed this annual report on Form 10-K of Transcat, Inc.;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003	/s/ CHARLES P. HADEED --------------------------------------------------- Charles P. Hadeed, Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

      (2) Plan of acquisition, reorganization, arrangement, liquidation or succession

Not Applicable.

      (3) Articles of Incorporation and By-Laws

(i) The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 1999.

(ii) By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Company’s Form 10-K for the year ended March 31, 1988. (SEC File No. 000-03905)

      (4) Instruments defining the rights of security holders, including indentures.

The documents listed under (3) are incorporated herein by reference.

Loan and Security Agreement dated November 12, 2002 by and among GMAC Business Credit LLC, Transcat, Inc. and Transmation (Canada), Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 2002.

(a) First Amendment to Loan and Security Agreement dated April 11, 2003 by GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada), Inc. is included herein as Exhibit 4(a).

      (9) Voting trust agreement

Not Applicable.

      (10) Material Contracts

The documents listed under (4) are incorporated herein by reference.

Transcat, Inc. Director’s Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended March 31, 1995. (SEC File No. 000-03095)

Transcat, Inc. Amended and Restated Director’s Warrant Plan is incorporated herein by reference to Exhibit 99(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99(c) to the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-61665) filed on August 8, 1995.

Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein to Exhibit 99(e) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

Amendment No. 1 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended September 30, 1995. (SEC File No. 000-03905)

Amendment No. 2 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 1996. (SEC File No. 000-03905)

Amendment No. 1 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended March 31, 1996. (SEC File No. 000-03905)

Amendment No. 1 to Transcat, Inc. Amended and Restated Director’s Warrant Plan is incorporated herein by reference to Exhibit II to the Company’s Form 10-Q for the quarter ended September 30, 1996. (SEC File No. 000-03905)

Amendments No. 1 and No. 2 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference to Exhibits III and IV to the Company’s Form 10-Q for the quarter ended September 30, 1996. (SEC File No. 000-03905)

Amendment No. 2 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit V to the Company’s Form 10-Q for the quarter ended September 30, 1996. (SEC File No. 000-03905)

Amendment No. 3 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) of the Company’s Form 10-K for the year ended March 31, 1997. (SEC File No. 000-03905)

Amendment No. 2 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997. (SEC File No. 000-03905)

Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference to Exhibit 10(j) to the Company’s Form 10-Q for the quarter ended September 30, 1997. (SEC File No. 000-03905)

Amendment No. 3 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(k) to the Company’s Form 10-Q for the quarter ended September 30, 1997. (SEC File No. 000-03905)

Amendment No. 5 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended March 31, 1998. (SEC File No. 000-03905)

Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference to the Company’s definitive proxy statement filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.

Amendment No. 4 to the Transcat, Inc. Director’s Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 1998 and supercedes Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended June 30, 1997.

Amendment No. 5 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 1999.

Amendment No. 6 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.

Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant is incorporated herein by reference to Appendix B to the Company’s preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.

Amendment No. 7 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended March 31, 2000.

Amendment No. 6 to the Transcat, Inc. Directors’ Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2000.

Amendment No. 8 to the Transcat, inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 2001.

Amendment No. 4 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2001.

Amendment No. 8 to the Transcat, Inc. Amended and Restated Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended September 30, 2001.

Amendment No. 7 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2001.

Stock Purchase Agreement dated December 26, 2001 by and among the Company, Altek Industries Corp. and Fluke Electronics Corp. is incorporated herein by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated January 10, 2002.

Distributor Agreement dated December 26, 2001 by and between the Company and Fluke Electronics Corp. is incorporated herein by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K dated January 10, 2002.

Asset Purchase Agreement dated as of January 18, 2002 by and between the Company and Hughes Corporation is incorporated herein by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated January 22, 2002.

Transition Services Agreement dated December 26, 2001 by and between the Company and Fluke Electronics Corp. is incorporated herein by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K/A dated June 5, 2002. *

* The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. § 200.80(b)(4) and § 240.24b-2.

Amendment No. 9 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended March 31, 2002.

Fluke Distribution Agreement, as amended, is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2002.*

* The Company has requested and received confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. § 200.80(b)(4) and § 240.24b-2.

(a) Amendment No. 10 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is included herein as Exhibit 10(a).

      (11) Statement re computation of per share earnings

Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive (Loss) Income included herein as Item 8.

      (12) Statement re computation of ratios

Not Applicable.

      (13) Annual report to security holders, Form 10-Q or quarterly report to security holders

Not Applicable.

      (14) Code of Ethics

Not Applicable for this Annual Report on Form 10-K.

      (16) Letter re change in certifying accountant

Not Applicable.

      (18) Letter re change in accounting principles

Not Applicable.

      (21) Subsidiaries of the registrant

Subsidiaries of the Registrant are included herein as Exhibit 21.

      (22) Published report regarding matters submitted to vote of security holders

Not Applicable.

      (23) Consents of Experts and Counsel

Consent of PricewaterhouseCoopers LLC is included herein as Exhibit 23.

      (24) Power of Attorney

Not Applicable.

      (99) Additional Exhibits

(i) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer.

(ii) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer.