Form 10-Q
period 2003-06-28
TRANSCAT INC
filed 2003-08-04
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 28, 2003

or

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ___________________

Commission File Number: 000-03905

TRANSCAT, INC.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	16-0874418 (I.R.S. Employer Identification No.)

35 Vantage Point Drive, Rochester, New York 14624
 (Address of principal executive offices)
(Zip Code)

585-352-7777
 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock of the registrant outstanding as of July 31, 2003 was 6,183,745.

TRANSCAT, INC.
FORM 10-Q

FIRST QUARTER ENDED JUNE 28, 2003

INDEX

Page(s)

Part I. Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Statements of Operations and Comprehensive Income (Loss) for the First Quarter Ended June 28, 2003 and June 30, 2002	3
Consolidated Balance Sheets as of June 28, 2003 and March 31, 2003	4
Consolidated Statements of Cash Flows for the Three Months Ended June 28, 2003 and June 30, 2002	5
Notes to Consolidated Financial Statements	6-10
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16
Item 3. Quantitative and Qualitative Disclosures about Market Risk	17-18
Item 4. Controls and Procedures	19
Part II. Other Information
Item 1. Legal Proceedings	20
Item 2. Changes in Securities and Use of Proceeds	20
Item 3. Defaults Upon Senior Securities	20
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 5. Other Information	20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21
Index to Exhibits	22-23

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended

	June 28,	June 30,
	2003	2002

Product Sales	$8,024	$9,499
Service Sales	4,570	4,735

Net Sales	12,594	14,234

Cost of Products Sold	6,036	7,024
Cost of Services Sold	3,450	4,015

Total Cost of Products and Services Sold	9,486	11,039

Gross Profit	3,108	3,195

Selling, Marketing, and Warehouse Expenses	2,076	2,099
Administrative Expenses	838	1,003

Total Operating Expenses	2,914	3,102

Operating Income	194	93

Interest Expense	103	245
Other Income	(95)	(7)

Total Other Expense	8	238

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	186	(145)
Provision for Income Taxes	8	-

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	178	(145)
Cumulative Effect of a Change in Accounting Principle	-	(6,472)

Net Income (Loss)	178	(6,617)
Other Comprehensive Income:
Currency Translation Adjustment	96	85

Comprehensive Income (Loss)	$274	$(6,532)

Basic and Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.03	$(0.02)
From Cumulative Effect of a Change in Accounting Principle	-	(1.06)

Total Basic and Diluted Earnings (Loss) Per Share	$0.03	$(1.08)

Average Shares Outstanding (in thousands)	6,180	6,127

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

	(Unaudited)
	June 28,	March 31,
	2003	2003

ASSETS
Current Assets:
Cash	$135	$114
Accounts Receivable, less allowance for doubtful accounts of $118 and $114 as of June 28, 2003 and March 31, 2003, respectively	6,158	6,879
Other Receivables	162	159
Finished Goods Inventory, net	2,732	2,842
Income Taxes Receivable	314	799
Prepaid Expenses and Deferred Charges	581	454

Total Current Assets	10,082	11,247
Property, Plant and Equipment, net	2,439	2,556
Goodwill	2,524	2,524
Deferred Charges	165	197
Other Assets	234	234

Total Assets	$15,444	$16,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$666	$666
Accounts Payable	4,215	3,738
Accrued Payrolls, Commissions and Other	1,188	1,862
Income Taxes Payable	100	100
Deposits	64	64

Total Current Liabilities	6,233	6,430
Long-Term Debt, less current portion	4,532	5,916
Deferred Compensation	156	170
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	12,465	14,060

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,301,689 and 6,296,000 shares issued as of June 28, 2003 and March 31, 2003, respectively; 6,182,331 and 6,176,642 shares outstanding as of June 28, 2003 and March 31, 2003, respectively	3,151	3,148
Capital in Excess of Par Value	3,035	3,031
Warrants	518	518
Accumulated Other Comprehensive Loss	(139)	(235)
Retained Deficit	(3,133)	(3,311)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	2,979	2,698

Total Liabilities and Stockholders’ Equity	$15,444	$16,758

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended

	June 28,	June 30,
	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$178	$(6,617)
Cumulative Effect of a Change in Accounting Principle	—	6,472

Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	178	(145)
Adjustments to Reconcile Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle to Net Cash Provided by Operating Activities:
Depreciation and Amortization	436	521
Provision for Doubtful Accounts Receivable and Returns	(70)	-
Common Stock Expense	7	-
Other	-	18
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	718	1,661
Inventories	110	167
Income Taxes Receivable / Payable	485	1
Prepaid Expenses, Deferred Charges, and Other	(280)	(101)
Accounts Payable	477	(1,079)
Accrued Payrolls, Commissions, and Other	(604)	(715)
Deposits	-	(64)
Deferred Compensation	(14)	(14)

Net Cash Provided by Operating Activities	1,443	250

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(134)	(195)

Net Cash Used in Investing Activities	(134)	(195)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,259)	201
Payments on Long-Term Borrowings	(125)	(675)

Net Cash Used in Financing Activities	(1,384)	(474)

Effect of Exchange Rate Changes on Cash	96	85

Net Increase (Decrease) in Cash	21	(334)
Cash at Beginning of Period	114	508

Cash at End of Period	$135	$174

See the notes to these financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Transcat, Inc. (“Transcat”, “we”, “us”, “our”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science, and manufacturing industries.

Basis of Presentation

Our unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended March 31, 2003 as reported in our 2003 Annual Report on Form 10-K filed with the SEC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

For the three months ended June 28, 2003, the net additional shares of Common Stock from options and warrants had no effect on the calculation of dilutive earnings per share. For the three months ended June 30, 2002, there were no dilutive stock options and warrants. The total number of anti-dilutive shares outstanding from stock options and warrants are summarized as follows (shares in thousands, except per share amounts):

	(Unaudited)
	First Quarter Ended

	June 28,	June 30,
	2003	2002

Number of Options and Warrants:
Anti-dilutive	1,514	1,161
Range of Exercise Prices per Share	$0.80-$4.75	$1.00-$9.25

Goodwill

Transcat recorded an impairment of $6.5 million from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” in the first quarter of the fiscal year 2003 as a change in accounting principle.

Deferred Catalog Costs

Transcat amortizes the cost of each major catalog (“Master Catalog”) mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, we may modify the period over which costs are recognized. Deferred catalog costs were $0.5 million at June 30, 2002. There were no deferred catalog costs at June 28, 2003.

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

A valuation allowance on deferred tax assets is provided for the portion of tax operating loss carry forwards and other items for which it is more likely than not that the benefit of such items will not be realized. A valuation allowance for the full amount of the net deferred tax asset of $3.7 million was recorded at June 28, 2003 and March 31, 2003. This represents the portion of the foreign tax credit carry forwards and other items for which it is more likely than not that the benefit of such items will not be realized.

Stock Options

Transcat follows the disclosure provisions of Accounting Practice Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had exercise prices equal to the market value of the underlying common stock at grant date.

The following table provides pro forma amounts, if we accounted for stock-based employee compensation under the fair value method (in thousands, except per share amounts):

	First Quarter Ended

	June 28,	June 30,
	2003	2002

Net Income (Loss), as reported	$178	$(6,617)
Deduct: Total stock-based employee compensation expense Determined under fair value based method for all awards, net of related tax effects	(23)	(55)

Pro Forma Net Income (Loss)	$155	$(6,672)

Earnings (Loss) Per Share:
Basic and Diluted — as reported	$0.03	$(1.08)
Basic and Diluted — pro forma	$0.03	$(1.09)

Reclassification of Amounts

Certain reclassifications of prior year fiscal quarter financial information have been made to conform with current quarter presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Transcat does not have any such revenue arrangements or deliverables as of June 28, 2003.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Transcat does not have any such derivative instruments as of June 28, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments the beginning of the first fiscal period after June 15, 2003. Transcat does not have any such financial instruments as of June 28, 2003.

NOTE 3 — DEBT

On November 13, 2002, Transcat entered into a new Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaces our Revolving Credit and Loan Agreement (the “Prior Credit Agreement”) with Key Bank, N.A. and Citizens Bank (“the Banks”) originally dated August 3, 1998 and most recently amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), the terms of which are as set forth below. The Credit Agreement was amended on April 11, 2003 (“First Amendment to Loan and Security Agreement”) to address certain non-material post closing conditions.

Under the Credit Agreement, Transcat made a term note in the amount of $1.5 million in favor of GMAC. This term note requires annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. Interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and LIBOR as of July 31, 2003 were 4.00% and 1.10%, respectively. In addition, under the Credit Agreement, we are required to further reduce the term loan, on an annual basis, by 20% of excess cash flow, as defined, not to exceed $0.2 million per fiscal year. Excess cash flow for the three months ended June 28, 2003 was $0.2 million.

The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10 million. As of June 28, 2003, Transcat borrowed $4.1 million under the revolving line of credit. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of June 28, 2003, availability amounted to $6.1 million. The Credit Agreement has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were not in violation of any loan covenants as of June 28, 2003. Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of July 31, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.10% as of July 31, 2003, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 3% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated in its first year and 1% if terminated thereafter, prior to November 13, 2005.

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

NOTE 4 — SEGMENT DATA

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). Segment data is as follows (in thousands):

	First Quarter Ended

	June 28,	June 30,
	2003	2002

Net Sales:
Product	$8,024	$9,499
Service	4,570	4,735

Total	12,594	14,234

Gross Profit:
Product	1,988	2,475
Service	1,120	720

Total	3,108	3,195

Operating Expenses:
Product	1,519	1,732
Service	1,395	1,370

Total	2,914	3,102

Operating Income (Loss):
Product	469	743
Service	(275)	(650)

Total	$194	$93

NOTE 5 — COMMITMENTS

Transcat entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of Transmation Products Group (“TPG”) products until December 25, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report and, in particular, the “critical accounting policies and estimates” and “outlook” sections of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning current expectations, estimates, and projections about Transcat’s industry, management beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, Transcat’s actual results may materially differ from those expressed or forecast in any such forward-looking statements. Transcat undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

RECLASSIFICATION OF AMOUNTS

Certain prior year fiscal quarter financial information has been made to conform to current quarter presentation.

ROUNDING

Certain percentages may vary if calculated on a different basis, such as: dollars in thousands or dollars in millions.

RESULTS OF OPERATIONS

The following table sets forth, for the first quarter ended June 28, 2003 and June 30, 2002, the components of our Consolidated Statements of Operations:

	First Quarter Ended

	June 28,	June 30,
	2003	2002

Gross Profit Percentage:
Product Gross Profit	24.8%	26.1%
Service Gross Profit	24.5%	15.2%
Total Gross Profit	24.7%	22.4%
As a Percentage of Net Sales:
Product Sales	63.7%	66.7%
Service Sales	36.3%	33.3%

Net Sales	100.0%	100.0%

Selling, Marketing, and Warehouse Expenses	16.5%	14.7%
Administrative Expenses	6.7%	7.0%

Total Operating Expenses	23.2%	21.7%

Operating Income	1.5%	0.7%
Interest Expense	0.8%	1.7%
Other Income	(0.8)%	—%

Total Other Expense	—%	1.7%

Income (Loss) Before Income Taxes	1.5%	(1.0)%
Provision for Income Taxes	—%	—%

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1.5%	(1.0)%
Cumulative Effect of a Change in Accounting Principle	—%	(45.5)%

Net Income (Loss)	1.5%	(46.5)%

THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 (dollars in millions):

Sales:

	First Quarter Ended

	June 28,	June 30,
	2003	2002

Net Sales:
Product	$8.0	$9.5
Service	4.6	4.7

Total	$12.6	$14.2

Net sales decreased $1.6 million, or 11.5%, from the prior fiscal year quarter to the current fiscal year quarter.

Product sales, which accounted for 63.7% and 66.7% of our total net sales in the first quarter of fiscal year 2004 and 2003, respectively, continued to be impacted by a sluggish economy. Project orders, which we categorize as orders greater than $10,000 and are large, generally one-time opportunities, represent the following for the first quarter of fiscal year 2004 and 2003:

			(excluding freight)
	Project Orders		% of Product Sales

	June 28,	June 30,	June 28,	June 30,
	2003	2002	2003	2002

First Quarter	$1.9	$2.2	24.1%	25.9%

Calibration services sales declined $0.1 million, or 2.1%, from the prior fiscal year quarter to the current fiscal year quarter. The decline in sales reflects the effect of the consolidation of four calibration laboratories into existing facilities and a reduction of $0.4 million in sales at two customer onsite locations. One customer terminated an unprofitable relationship with us and the other, a telecommunications customer, has significantly curtailed its workload in response to challenges within its industry. Excluding the sales of these two onsite customers, calibration service sales are up $0.3 million, or 7%, from the prior fiscal year quarter to the current fiscal year quarter.

Gross Profit:

	First Quarter Ended

	June 28,	June 30,
	2003	2002

Gross Profit:
Product	$2.0	$2.5
Service	1.1	0.7

Total	$3.1	$3.2

Gross profit increased as a percent of net sales from 22.4% in the first quarter of fiscal year 2003 to 24.7% in the current quarter of fiscal year 2004.

Product gross profit decreased $0.5 million, or one margin point, from the prior fiscal year quarter to the current fiscal year quarter as a result of increased promotional activity to stimulate sales. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2004	FY 2003

	Q1	Q4	Q3	Q2	Q1

Product Gross Profit	25.0%	27.7%	26.7%	26.3%	26.3%

Calibration services gross profit increased $0.4 million, or nine margin points, from the prior fiscal year quarter to the current fiscal year quarter. This improvement is a direct result of the actions that were implemented in the prior fiscal year and the leverage of increased volume being processed through our laboratories. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2004	FY 2003

	Q1	Q4	Q3	Q2	Q1

Service Gross Profit	23.9%	18.9%	16.5%	15.2%	14.9%

Operating Expenses:

	First Quarter Ended

	June 28,	June 30,
	2003	2002

Operating Expenses:
Selling, Marketing, and Warehouse	$2.1	$2.1
General and Administrative	0.8	1.0

Total	$2.9	$3.1

Operating expenses decreased $0.2 million, or 6.5%, from the prior fiscal year quarter to the current fiscal year quarter. The decrease is primarily attributable to increased collection efforts and the reduction of the sales returns reserve.

Other Expense:

	First Quarter Ended

	June 28,	June 30,
	2003	2002

Other Expense (Income):
Interest Expense	$0.1	$0.2
Other Income	(0.1)	—

Total	$—	$0.2

Interest expense has been reduced by $0.1 million, or 50%, from the prior fiscal year quarter to the current fiscal year quarter. This reduction is caused by lower debt levels as a result of: 1) the restructuring of our debt in the third quarter of fiscal year 2003; and, 2) improving operating cash flow which was used to pay down debt. Other income recorded in the first quarter of fiscal year 2004 results from foreign currency transaction gains.

Taxes:

There was no provision for taxes and there were no benefits received in the first quarter of fiscal year 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS:

The following table summarizes the Consolidated Statements of Cash Flows (in thousands):

	First Quarter Ended

	June 28,	June 30,
	2003	2002

Cash Provided by (Used in):
Operating Activities	$1,443	$250
Investing Activities	(134)	(195)
Financing Activities	(1,384)	(474)

Operating Activities. Cash provided by operating activities improved in the first quarter of fiscal year 2004 over the first quarter of fiscal year 2003 primarily as a result of net income, the receipt of a $0.5 million tax refund, and an increase in receivables and a decrease in payables offset by an increase in prepaid expenses and a decrease in accrued expenses.

Investing Activities. Transcat used $0.1 million in net cash for capital spending in the first quarter of fiscal year 2004.

Financing Activities. Transcat’s operating cash flows provided the capital to reduce outstanding debt by $1.4 million.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATION / DEFERRED GAIN

In conjunction with the sale of Transmation Products Group (“TPG”) in fiscal year 2002, we entered into a distribution agreement with Fluke Electronics Corporation, which was revised effective September 1, 2002. Under the terms of the revised agreement, which extends through December 31, 2006, we are the exclusive worldwide distributor of TPG products and have agreed to purchase a pre-determined amount of inventory across a broad array of products and brands, including TPG. We have received approval from the Securities and Exchange Commission, granting confidential treatment under the Securities Exchange Act of 1934.

In addition, we are unable to recognize a gain of $1.5 million on the sale of TPG until the distribution agreement expires on December 31, 2006, in accordance with accounting principles generally accepted in the United States of America.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. Transcat does not have any such revenue arrangements or deliverables as of June 28, 2003.

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Transcat does not have any such derivative instruments as of June 28, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments the beginning of the first fiscal period after June 15, 2003. Transcat does not have any such financial instruments as of June 28, 2003.

OUTLOOK

As we entered fiscal year 2004, we indicated that the outlook continues to be uncertain; and, that we anticipated a year, especially in our distribution products business segment, largely driven by the pace of the recovery of the economy. We indicated that our plans assumed little, if any, improvement throughout the first two quarters and we have seen little indication that would suggest any adjustment to that outlook. If the second half of fiscal year 2004 does not reflect an improvement in the economy, our distribution products business segment could suffer.

We had indicated that we expected our gross margins to improve from our fiscal year 2003 gross margin of approximately 23% and to be in the range of 27%, plus or minus a few points for the full year. Having achieved a two-point improvement in gross margin in the first quarter over the prior year first quarter, we believe we are on track to achieve our objective.

The need for a deferred tax valuation allowance will continue to be reviewed quarterly and may change depending upon the success of our operating plans and other related business developments. Any change in the valuation allowance will impact our effective tax rate.

Finally, we continue to believe it would not be unreasonable to anticipate further reductions in our debt, predicated on the achievement of our operating plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Transcat’s exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, interest expense would increase or decrease by approximately $0.1 million assuming average-borrowing levels remained constant from year to year. On June 28, 2003 and June 30, 2002, we had no hedging arrangements in place that would limit our exposure to upward movements in interest rates.

Under the Credit Agreement described in Note 3 to the Consolidated Financial Statements, interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. Interest on the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of July 31, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.10% as of July 31, 2003, plus 2.75%.

FOREIGN CURRENCY

Approximately 93% of Transcat’s sales are denominated in United States dollars with the remainder denominated in Canadian dollars for the three months ended June 28, 2003. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as it believes to be appropriate to safeguard the profitability of sales recorded in Canadian dollars.

RISK FACTORS

You should consider carefully the following risks and all other information included in this Form 10-Q. The risks and uncertainties described below and elsewhere in this Form 10-Q are not the only ones facing our business. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our Common Stock could fall and you could lose all or part of your investment.

General Economic Conditions. The electronic instrumentation distribution industry is affected by changes in economic conditions, which are outside our control. We cannot assure you that continued economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results, financial condition, and the ability to meet our commitments.

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

Indebtedness. Although we have paid down a significant portion of the outstanding indebtedness under our secured credit facility, as of June 28, 2003, we owed $5.2 million to our secured creditor. We are still required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will, if we do not meet debt covenant requirements, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from our manufacturers to fund our inventory purchases. If our debt burden increases to high levels, our manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be affected by prevailing economic conditions and financial, business, and other factors described in this Form 10-Q, many of which are beyond our control.

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

We Expect That Our Quarterly Results Of Operations Will Fluctuate, And This Fluctuation Could Cause Our Stock Price To Decline, Causing Investor Losses. A large portion of our expenses for calibration services, including expenses for facilities, equipment and personnel, are relatively fixed, as is our commitment to purchase a predetermined amount of inventory. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include:

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation Of Disclosure Controls And Procedures. Our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b)  Changes In Internal Control Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits.

See Index to Exhibits.

b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the quarter for which this report is filed:

Report dated April 1, 2003 reporting on Item 8. Change in Fiscal Year

Report dated May 19, 2003 reporting on Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure
(Information furnished under Item 12. Results of Operations and Financial Condition)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 4, 2003	/s/ Carl E. Sassano Carl E. Sassano President and Chief Executive Officer

Date: August 4, 2003	/s/ Charles P. Hadeed Charles P. Hadeed Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not Applicable.

(3)	Articles of Incorporation and By-Laws

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Company’s Form 10-K for the year ended March 31, 1988. (SEC File No. 000-03905)

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

First Amendment to Loan and Security Agreement dated April 11, 2003 by GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada), Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-K for the year ended March 31, 2003.

(10)	Material Contracts

Not Applicable.

(11)	Statement re computation of per share earnings

Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income (Loss) included herein as Item 1.

(15)	Letter re unaudited interim financial information

Not Applicable.

(18)	Letter re change in accounting principles

Not Applicable.

(19)	Report furnished to security holders

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders.

Not Applicable.

(23)	Consents of Experts and Counsel

Not Applicable.

(24)	Power of Attorney

Not Applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certifications