Form 10-Q
period 2003-09-27
TRANSCAT INC
filed 2003-10-31
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 27, 2003

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________ to____________

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

The number of shares of Common Stock of the registrant outstanding as of October 29, 2003 was 6,186,741.

TRANSCAT, INC.
FORM 10-Q

SECOND QUARTER ENDED SEPTEMBER 27, 2003

INDEX

Page(s)

Part I. Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended September 27, 2003 and September 30, 2002	2
Consolidated Balance Sheets as of September 27, 2003 and March 31, 2003	3
Consolidated Statements of Cash Flows for the Six Months Ended September 27, 2003 and September 30, 2002	4
Notes to Consolidated Financial Statements	5-9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18-19
Item 4. Controls and Procedures	19
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21
Index to Exhibits	22-23

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	27, 2003	30, 2002	27, 2003	30, 2002

Product Sales	$7,620	$9,832	$15,632	$19,331
Service Sales	4,276	4,613	8,859	9,348

Net Sales	11,896	14,445	24,491	28,679

Cost of Products Sold	5,427	7,197	11,389	14,221
Cost of Services Sold	2,986	3,939	6,420	7,954

Total Cost of Products and Services Sold	8,413	11,136	17,809	22,175

Gross Profit	3,483	3,309	6,682	6,504

Selling, Marketing, and Warehouse Expenses	1,984	1,935	4,154	4,034
Administrative Expenses	1,283	973	2,122	1,976

Total Operating Expenses	3,267	2,908	6,276	6,010

Operating Income	216	401	406	494

Interest Expense	64	138	143	383
Other Income	(34)	-	(105)	(7)

Total Other Expense	30	138	38	376

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	186	263	368	118
Benefit for Income Taxes	(169)	(246)	(162)	(246)

Income Before Cumulative Effect of a Change in Accounting Principle	355	509	530	364
Cumulative Effect of a Change in Accounting Principle	-	-	-	(6,472)

Net Income (Loss)	355	509	530	(6,108)
Other Comprehensive Income:
Currency Translation Adjustment	(25)	(90)	71	(5)

Comprehensive Income (Loss)	$330	$419	$601	$(6,113)

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.06	$0.08	$0.09	$0.06
From Cumulative Effect of a Change in Accounting Principle	-	-	-	(1.06)

Total Basic Earnings (Loss) Per Share	$0.06	$0.08	$0.09	$(1.00)

Average Shares Outstanding (in thousands)	6,255	6,136	6,234	6,132

Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.05	$0.08	$0.08	$0.06
From Cumulative Effect of a Change in Accounting Principle	-	-	-	(1.06)

Total Diluted Earnings (Loss) Per Share	$0.05	$0.08	$0.08	$(1.00)

Average Shares Outstanding (in thousands)	6,726	6,136	6,624	6,132

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

	(Unaudited)
	September	March
	27, 2003	31, 2003

ASSETS
Current Assets:
Cash	$102	$114
Accounts Receivable, less allowance for doubtful accounts of $116 and $114 as of September 27, 2003 and March 31, 2003, respectively	6,100	6,879
Other Receivables	378	159
Finished Goods Inventory, net	3,216	2,842
Income Taxes Receivable	484	799
Prepaid Expenses and Deferred Charges	594	454

Total Current Assets	10,874	11,247
Property, Plant and Equipment, net	2,293	2,556
Goodwill	2,524	2,524
Deferred Charges	129	197
Other Assets	244	234

Total Assets	$16,064	$16,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$595	$666
Accounts Payable	3,655	3,738
Accrued Payrolls, Commissions and Other	1,273	1,812
Income Taxes Payable	100	100
Deposits	64	64

Total Current Liabilities	5,687	6,380
Long-Term Debt, less current portion	5,216	5,916
Deferred Compensation	307	220
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	12,754	14,060

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,304,915 and 6,296,000 shares issued as of September 27, 2003 and March 31, 2003, respectively; 6,185,557 and 6,176,642 shares outstanding as of September 27, 2003 and March 31, 2003, respectively	3,152	3,148
Capital in Excess of Par Value	3,038	3,031
Warrants	518	518
Accumulated Other Comprehensive Loss	(164)	(235)
Retained Deficit	(2,781)	(3,311)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	3,310	2,698

Total Liabilities and Stockholders’ Equity	$16,064	$16,758

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended

	September	September
	27, 2003	30, 2002

Cash Flows from Operating Activities:
Net Income (Loss)	$530	$(6,108)
Cumulative Effect of a Change in Accounting Principle	-	6,472

Net Income Before Cumulative Effect of a Change in Accounting Principle	530	364
Adjustments to Reconcile Net Income Before Cumulative Effect of a Change in Accounting Principle to Net Cash Provided by Operating Activities:
Depreciation and Amortization	833	801
Provision for Doubtful Accounts Receivable and Returns	(72)	88
Common Stock Expense	11	14
Deferred Revenue - MAC	-	(107)
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	560	1,325
MAC Escrow and Holdback	-	75
Inventories	(374)	578
Income Taxes Receivable / Payable	315	(245)
Prepaid Expenses, Deferred Charges, and Other	(415)	(53)
Accounts Payable	(83)	(858)
Accrued Payrolls, Commissions, and Other	(467)	(653)
Deposits	-	(239)
Deferred Compensation	87	(28)

Net Cash Provided by Operating Activities	925	1,062

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(237)	(207)

Net Cash Used in Investing Activities	(237)	(207)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(354)	(795)
Payments on Long-Term Borrowings	(417)	(334)

Net Cash Used in Financing Activities	(771)	(1,129)

Effect of Exchange Rate Changes on Cash	71	(5)

Net Decrease in Cash	(12)	(279)
Cash at Beginning of Period	114	508

Cash at End of Period	$102	$229

See the notes to these financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share And Per Share Amounts)
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Transcat, Inc. (“Transcat”, “we”, “us”, or “our”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science, and manufacturing industries.

Basis of Presentation

Our unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended March 31, 2003 contained in our 2003 Annual Report on Form 10-K filed with the SEC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

Until April 1, 2003, we operated within a conventional 52-week accounting fiscal year ending on March 31st of each year. As of April 1, 2003, we changed our fiscal year end from March 31 to a 52 / 53 week fiscal year end, ending the last Saturday in March. As a result of this change, in a 52-week fiscal year, each of our four quarters will be a 13-week period, and the final month of each quarter will be a 5-week period. This is not deemed a change in our fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10 since the new fiscal year commenced with the end of our old fiscal year.

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

Earnings Per Share

Basic earnings per share of Common Stock are computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share of Common Stock reflect the assumed conversion of dilutive stock options, warrants, and non-vested restricted stock. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and non-vested restricted stock are considered to have been used to purchase shares of Common Stock at the average market prices during the period, and the resulting net additional shares of Common Stock are included in the calculation of average shares of Common Stock outstanding.

For the three months and six months ended September 27, 2003, the net additional shares of Common Stock had a $0.01 per share effect on the calculation of dilutive earnings per share. For the three months and six months ended September 30, 2002, the net additional shares of Common Stock had no effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive shares outstanding from stock options, warrants, and non-vested restricted stock are summarized as follows (shares in thousands, except per share amounts):

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	27, 2003	30, 2002	27, 2003	30, 2002

Dilutive shares	471	-	390	-
Anti-dilutive shares	1,077	1,140	1,158	1,140

Total	1,548	1,140	1,548	1,140

Range of Exercise Prices per Share	$0.80-$4.75	$0.80-$8.50	$0.80-$4.75	$0.80-$8.50

Goodwill

We recorded an impairment of $6.5 million from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” in our first quarter of fiscal year 2003 as a change in accounting principle.

Deferred Catalog Costs

We amortize the cost of each major catalog (“Master Catalog”) mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, we may modify the period over which costs are recognized. Deferred catalog costs were $0.1 million at September 27, 2003. There were no deferred catalog costs at March 31, 2003.

Deferred Gain on TPG

As a result of certain post divestiture commitments, according to GAAP, we are unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in fiscal year 2002, until those commitments expire in fiscal year 2006.

Deferred Taxes

We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized.

Stock Options

We follow the disclosure provisions of Accounting Practice Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under our stock option plan had exercise prices equal to the market value of the underlying Common Stock at grant date.

The following table provides pro forma amounts, if we accounted for stock-based employee compensation under the fair value method (in thousands, except per share amounts):

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	27, 2003	30, 2002	27, 2003	30, 2002

Net Income (Loss), as reported	$355	$509	$530	$(6,108)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(22)	(54)	(45)	(109)

Pro Forma Net Income (Loss)	$333	$455	$485	$(6,217)

Earnings (Loss) Per Share:
Basic and Diluted - as reported	$0.06	$0.08	$0.09	$(1.00)
Basic and Diluted - pro forma	$0.05	$0.07	$0.08	$(1.01)
Average Shares Outstanding (in thousands)	6,255	6,136	6,234	6,132

Diluted - as reported	$0.05	$0.08	$0.08	$(1.00)
Diluted - pro forma	$0.05	$0.07	$0.07	$(1.01)
Average Shares Outstanding (in thousands)	6,726	6,136	6,624	6,132

Reclassification of Amounts

Certain reclassifications of prior year and prior quarter financial information have been made to conform with second quarter and six month presentation.

New Accounting Pronouncements

The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” provides that cash consideration received from a vendor by a reseller should be considered as a reduction of cost of sales when recognized in the reseller’s income statement, as the related inventory is sold. Effective in fiscal year 2004, we applied the provisions of EITF No. 02-16, which resulted in a reduction of Cost of Products Sold on our Consolidated Statements of Operations of $0.1 million and $0.2 million for the three months and six months ended September 27, 2003, respectively. Prior to the adoption of EITF No. 02-16 and consistent with our historical accounting practices, $0.3 million and $0.4 million, for the three months and six months ended September 27, 2003, respectively, would have been reported as a reduction of advertising expense. The adoption of EITF No. 02-16 had no material effect on our Consolidated Balance Sheet as of September 27, 2003.

NOTE 3 — DEBT

On November 13, 2002, we entered into a new Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaces our Revolving Credit and Loan Agreement with Key Bank, N.A. and Citizens Bank originally dated August 3, 1998 and most recently amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), the terms of which are as set forth below. The Credit Agreement was amended on April 11, 2003 to address certain non-material post-closing conditions.

Under the Credit Agreement, we made a term note in the amount of $1.5 million in favor of GMAC. This term note requires annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. Interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and LIBOR as of October 29, 2003 were 4.00% and 1.12%, respectively. In addition, under the Credit Agreement, we are required to further reduce the term loan, on an annual basis, by excess cash flow, as defined in the Credit Agreement, not to exceed $0.2 million per fiscal year. Excess cash flow for the six months ended September 27, 2003 was less than $0.1 million.

The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10 million. As of September 27, 2003, we had borrowed $4.9 million under the revolving line of credit. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of September 27, 2003, availability amounted to $6.3 million. The Credit Agreement has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were not in violation of any loan covenants as of September 27, 2003. Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of October 29, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.12% as of October 29, 2003, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 3% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated prior to November 13, 2003 and 1% if terminated thereafter, but prior to November 13, 2005.

Additionally, we have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.

The Credit Agreement also requires us to make the following principal payments on the term note, excluding any reductions attributable to excess cash flow, as discussed above (in thousands):

Fiscal Year 2004	$500
Fiscal Year 2005	500
Fiscal Year 2006	333

Total	$1,333

After giving effect to the excess cash flow payments made and/or payable as required under the Credit Agreement, the following are the future term loan payments as of March 31, 2003 (in thousands):

Fiscal Year 2004	$666
Fiscal Year 2005	500
Fiscal Year 2006	167

Total	$1,333

NOTE 4 — SEGMENT DATA

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). Segment data is as follows (in thousands):

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	27, 2003	30, 2002	27, 2003	30, 2002

Net Sales:
Product	$7,620	$9,832	$15,632	$19,331
Service	4,276	4,613	8,859	9,348

Total	11,896	14,445	24,491	28,679

Gross Profit:
Product	2,193	2,635	4,243	5,110
Service	1,290	674	2,439	1,394

Total	3,483	3,309	6,682	6,504

Operating Expenses:
Product	1,835	1,800	3,408	3,532
Service	1,432	1,108	2,868	2,478

Total	3,267	2,908	6,276	6,010

Operating Income (Loss):
Product	358	835	835	1,578
Service	(142)	(434)	(429)	(1,084)

Total	216	401	406	494

Unallocated Amounts:
Other Expense	30	138	38	376
Benefit for Income Taxes	(169)	(246)	(162)	(246)
Cumulative Effect of a Change in Accounting Principle	-	-	-	6,472

Total	(139)	(108)	(124)	6,602

Net Income (Loss)	$355	$509	$530	$(6,108)

NOTE 5 — COMMITMENTS

We entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of Transmation Products Group (“TPG”) products until December 25, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

On October 31, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke, replacing the Distribution Agreement, with an effective date of September 1, 2002, extending through December 31, 2006. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands. We believe that this commitment to future purchases is consistent with our business needs and plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report, including but not limited to the “critical accounting policies and estimates” and “outlook” sections of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning current expectations, estimates, and projections about Transcat’s industry, management beliefs and assumptions. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecast in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

RECLASSIFICATION OF AMOUNTS

Certain reclassifications of prior fiscal quarter and prior fiscal year financial information have been made to conform with second quarter and six month presentation.

ROUNDING

Certain percentages may vary depending on the basis used for the calculation, such as: dollars in thousands and dollars in millions.

RESULTS OF OPERATIONS

The following table sets forth, for the three months and six months ended September 27, 2003 and September 30, 2002, the components of our Consolidated Statements of Operations (calculated on dollars in thousands):

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	27, 2003	30, 2002	27, 2003	30, 2002

Gross Profit Percentage:
Product Gross Profit	28.8%	26.8%	27.1%	26.4%
Service Gross Profit	30.2%	14.6%	27.5%	14.9%
Total Gross Profit	29.3%	22.9%	27.3%	22.7%

As a Percentage of Net Sales:
Product Sales	64.1%	68.1%	63.8%	67.4%
Service Sales	35.9%	31.9%	36.2%	32.6%

Net Sales	100.0%	100.0%	100.0%	100.0%

Selling, Marketing, and Warehouse Expenses	16.7%	13.4%	17.0%	14.1%
Administrative Expenses	10.8%	6.7%	8.7%	6.9%

Total Operating Expenses	27.5%	20.1%	25.7%	21.0%

Operating Income	1.8%	2.8%	1.6%	1.7%
Interest Expense	0.5%	1.0%	0.6%	1.3%
Other Income	(0.3)%	-%	(0.4)%	-%

Total Other Expense	0.2%	1.0%	0.2%	1.3%

Income Before Income Taxes	1.6%	1.8%	1.4%	0.4%
Benefit for Income Taxes	(1.4)%	(1.7)%	(0.7)%	(0.9)%

Income Before Cumulative Effect of a Change in Accounting Principle	3.0%	3.5%	2.1%	1.3%
Cumulative Effect of a Change in Accounting Principle	-%	-%	-%	(22.6)%

Net Income (Loss)	3.0%	3.5%	2.1%	(21.3)%

THREE MONTHS ENDED SEPTEMBER 27, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002 (dollars in millions):

Sales:

	Second Quarter Ended

	September	September
	27, 2003	30, 2002

Net Sales:
Product	$7.6	$9.8
Service	4.3	4.6

Total	$11.9	$14.4

Net sales decreased $2.5 million, or 17.4%, from the prior fiscal year quarter to the current fiscal year quarter.

Product sales, which accounted for 64.1% and 68.1% of our total net sales in the second quarter of fiscal year 2004 and 2003, respectively, continued to be impacted by a sluggish economy. Project orders, which we categorize as orders greater than $10,000, are large, generally one-time opportunities. For the North American market, project orders were as follows for the second quarter of fiscal year 2004 and 2003:

	Second Quarter Ended

	September	September
	27, 2003	30, 2002

North American Project Orders	$2.2	$2.5
% of North American Product Sales	33.8%	28.4%

Calibration services sales declined $0.3 million, or 6.5%, from the prior fiscal year quarter to the current fiscal year quarter. The decline in sales is solely attributable to calibrations previously conducted on site at three customer facilities that were not renewed by the customer. Excluding these on-sites, calibration service sales increased $0.1 million, or 1.6%, inclusive of the consolidation of four laboratories into existing facilities in fiscal year 2003.

Gross Profit:

	Second Quarter Ended

	September	September
	27, 2003	30, 2002

Gross Profit:
Product	$2.2	$2.6
Service	1.3	0.7

Total	$3.5	$3.3

Gross profit increased as a percent of net sales from 22.9% in the second quarter of fiscal year 2003 to 29.3 % in the current quarter of fiscal year 2004. The primary reason for the increase in gross profit as a percent of sales was the increase in our calibration services gross profit, where we have been able to leverage a 1.6% increase in volume through four fewer laboratories than we had in the same period of fiscal 2003. Other contributing favorable factors included: 1) the recognition of earned rebates on product purchases of $0.3 million, 2) the recognition of cooperative advertising income of $0.1 million, in accordance with adopting the Emerging Issues Task Force (“EITF”) Issue No. 02-16 (see “New Accounting Pronouncements”), 3) the adjustment of certain estimated liabilities of $0.2 million; offset by, 4) an increased level of promotional activity to stimulate product sales.

Product gross profit decreased $0.4 million from the prior fiscal year quarter to the current fiscal year quarter; however, as a percent of sales, product gross profit increased by two margin points. This increase as a percent of sales is solely attributable to the favorable factors previously noted. Inclusive of only the unfavorable impact of increased level of promotional activity, product gross profit as a percent of sales would have decreased three margin points. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2004		FY 2003

	Q2	Q1	Q4	Q3	Q2	Q1

Product Gross Profit	28.9%	25.0%	27.7%	26.7%	26.5%	26.3%

Calibration services gross profit increased $0.6 million, or fifteen margin points, from the prior fiscal year quarter to the current fiscal year quarter. This improvement was the direct result of the laboratory consolidations implemented in fiscal 2003; and to a much smaller extent, the adjustment of certain estimated liabilities. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2004		FY 2003

	Q2	Q1	Q4	Q3	Q2	Q1

Service Gross Profit	30.2%	23.9%	18.9%	16.5%	15.2%	14.9%

Operating Expenses:

	Second Quarter Ended

	September	September
	27, 2003	30, 2002

Operating Expenses:
Selling, Marketing, and Warehouse	$2.0	$1.9
Administrative	1.3	1.0

Total	$3.3	$2.9

Operating expenses increased $0.4 million, or 13.8%, from the prior fiscal year quarter to the current fiscal year quarter. This increase is primarily attributable to two factors: 1) Directors can elect, under the terms of the Transcat, Inc. Directors’ Stock Plan, to receive their compensation in cash or stock, up to a predetermined limit, and defer to a predetermined future date, any elected stock component of that compensation. In the second quarter of fiscal 2004, we recognized $0.1 million in increased deferred compensation expense resulting from the increase in our stock price from the beginning to the end of the quarter. 2) During the second quarter of fiscal 2004, we recognized $0.1 million in compensation expense resulting from a restricted stock grant to our Chief Executive Officer. In addition, prior to the adoption of EITF No. 02-16, we would have reported, consistent with our historical accounting practices, $0.3 million as a reduction of advertising expense rather than $0.1 million as a reduction of cost of sales.

Other Expense:

	Second Quarter Ended

	September	September
	27, 2003	30, 2002

Other Expense (Income):
Interest Expense	$0.1	$0.1
Other Income	-	-

Total	$0.1	$0.1

Interest expense for the second quarter of fiscal 2004 was reduced 54% when compared to the prior year second quarter through a combination of lower debt levels and lower interest rates on our debt. The table above reflects flat interest expense solely due to rounding.

Taxes:

	Second Quarter Ended

	September	September
	27, 2003	30, 2002

Benefit for Income Taxes	$(0.2)	$(0.2)

The benefit for income taxes for the second quarter of fiscal 2004 results from a non-recurring election allowing a carry back of certain tax attributes, previously subject to a valuation allowance, which will generate a tax refund. The prior year second quarter tax benefit arose from the recovery of taxes previously paid and expensed.

SIX MONTHS ENDED SEPTEMBER 27, 2003 COMPARED TO SIX MONTHS ENDED SEPTEMBER 30, 2002 (dollars in millions):

Sales:

	Six Months Ended

	September	September
	27, 2003	30, 2002

Net Sales:
Product	$15.6	$19.3
Service	8.9	9.3

Total	$24.5	$28.6

Net sales decreased $4.1 million, or 14.3%, from the first six months of fiscal year 2003 to the first six months of fiscal year 2004.

Product sales, which accounted for 63.8% and 67.4% of our total net sales in the first six months of fiscal year 2004 and 2003, respectively, continued to be impacted by a sluggish economy. Project orders, which we categorize as orders greater than $10,000, are large, generally one-time opportunities. For the North American market, project orders were as follows for the first six months of fiscal year 2004 and 2003:

	Six Months Ended

	September	September
	27, 2003	30, 2002

North American Project Orders	$4.1	$4.7
% of North American Product Sales	29.9%	27.2%

Calibration services sales declined $0.4 million, or 4.3%, from the first six months of fiscal year 2003 to the first six months of fiscal year 2004. The decline in sales is solely attributable to calibrations previously conducted on site at three customer facilities that were not renewed by the customer. Excluding these on-sites, calibration service sales increased $0.3 million, or 3.4%, inclusive of the consolidation of four laboratories into existing facilities in fiscal year 2003.

Gross Profit:

	Six Months Ended

	September	September
	27, 2003	30, 2002

Gross Profit:
Product	$4.2	$5.1
Service	2.4	1.4

Total	$6.6	$6.5

Gross profit increased as a percent of net sales from 22.7% in the first six months of fiscal year 2003 to 27.3 % in the first six months of fiscal year 2004. The primary reason for the increase in gross profit as a percent of sales was the increase in our calibration services gross profit, where we have been able to leverage a 3.4% increase in volume through four fewer laboratories than we had in the same period of fiscal 2003. Other contributing favorable factors included: 1) the recognition of earned rebates on product purchases of $0.3 million, 2) the recognition of cooperative advertising income of $0.2 million, in accordance with adopting EITF Issue No. 02-16 (see “New Accounting Pronouncements”), 3) the adjustment of certain estimated liabilities of $0.2 million; offset by, 4) an increased level of promotional activity to stimulate product sales.

Product gross profit decreased $0.9 million from the first six months of fiscal year 2003 to the first six months of fiscal year 2004; however, as a percent of sales, product gross profit increased by less than one margin point from the first six months of fiscal year 2003 to the first six months of fiscal year 2004. This increase as a percent of sales is solely attributable to the favorable factors previously noted. Inclusive of only the unfavorable impact of increased level of promotional activity, product gross profit as a percent of sales would have decreased less than two margin points.

Calibration services gross profit increased $1.0 million, or thirteen margin points, from the first six months of fiscal year 2003 to the first six months of fiscal year 2004. This improvement was the direct result of the laboratory consolidations implemented in fiscal 2003; and to a much smaller extent, the adjustment of certain estimated liabilities.

Operating Expenses:

	Six Months Ended

	September	September
	27, 2003	30, 2002

Operating Expenses:
Selling, Marketing, and Warehouse	$4.2	$4.0
Administrative	2.1	2.0

Total	$6.3	$6.0

Operating expenses increased $0.3 million, or 5.0%, from the first six months of fiscal year 2003 to the first six months of fiscal year 2004. The increase is primarily attributable to two factors: 1) Directors can elect, under the terms of the Transcat, Inc. Directors’ Stock Plan, to receive their compensation in cash or stock, up to a predetermined limit, and defer to a predetermined future date, any elected stock component of that compensation. In the second quarter of fiscal 2004, we recognized $0.1 million in increased deferred compensation expense resulting from the increase in our stock price from the beginning to the end of the quarter. 2) During the second quarter of fiscal 2004, we recognized $0.1 million in compensation expense resulting from a restricted stock grant to our Chief Executive Officer. In addition, prior to the adoption of EITF No. 02-16, we would have reported, consistent with our historical accounting practices, $0.4 million as a reduction of advertising expense rather than $0.2 million as a reduction of cost of sales.

Other Expense:

	Six Months Ended

	September	September
	27, 2003	30, 2002

Other Expense (Income):
Interest Expense	$0.1	$0.4
Other Income	(0.1)	-

Total	$-	$0.4

Interest expense has been reduced by $0.3 million, or 75.0%, from the first six months of fiscal year 2003 to the first six months of fiscal year 2004. This reduction is caused by lower debt levels as a result of: 1) the restructuring of our debt in the third quarter of fiscal year 2003; and, 2) improving operating cash flow which was used to pay down debt. Other income recorded in the first six months of fiscal year 2004 results from foreign currency transaction gains.

Taxes:

	Six Months Ended

	September	September
	27, 2003	30, 2002

Benefit for Income Taxes	$(0.2)	$(0.2)

The benefit for income taxes for the first six months of fiscal 2004 results from a non-recurring election allowing a carry back of certain tax attributes, previously subject to a valuation allowance, which will generate a tax refund. The prior year six months tax benefit arose from the recovery of taxes previously paid and expensed.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS:

The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended

	September	September
	27, 2003	30, 2002

Cash Provided by (Used in):
Operating Activities	$925	$1,062
Investing Activities	(237)	(207)
Financing Activities	(771)	(1,129)

Operating Activities. Cash provided by operating activities for the first six months of fiscal year 2004 were reasonably consistent with the first six months of fiscal year 2003. The most significant variations were: 1) Lower decreases in accounts receivable and accounts payable as a result of the decline in sales in the first six months of fiscal year 2004 when compared to the first six months of fiscal year 2003; 2) An increase in inventories in the first six months of fiscal year 2004 when compared to the same period of fiscal year 2003, which reflected the results of a targeted inventory reduction effort; and, 3) Receipt of tax refunds in fiscal year 2004.

Investing Activities. We used $0.2 million in net cash for capital spending in the first six months of fiscal year 2004.

Financing Activities. Our operating cash flows provided the capital to reduce outstanding debt by $0.8 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

The Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” provides that cash consideration received from a vendor by a reseller should be considered as a reduction of cost of sales when recognized in the reseller’s income statement, as the related inventory is sold. Effective in fiscal year 2004, we applied the provisions of EITF No. 02-16, which resulted in a reduction of Cost of Products Sold on our Consolidated Statements of Operations of $0.1 million and $0.2 million for the three months and six months ended September 27, 2003, respectively. Prior to the adoption of EITF No. 02-16 and consistent with our historical accounting practices, $0.3 million and $0.4 million, for the three months and six months ended September 27, 2003, respectively, would have been reported as a reduction of advertising expense. The adoption of EITF No. 02-16 had no material effect on our Consolidated Balance Sheet as of September 27, 2003.

OUTLOOK

As we entered fiscal year 2004, we indicated that our outlook continues to be uncertain; and, that we anticipated a year, especially in our distribution products business segment, largely driven by the pace of the recovery of the economy. We indicated that our plans assumed little, if any, improvement throughout the first two quarters. If the second half of fiscal year 2004 does not reflect an improvement in the economy, our distribution products business could suffer.

We had indicated that we expected our gross margins to improve from our fiscal year 2003 gross margin of approximately 23% and be in the range of 27%, plus or minus a few points for the full year. We believe we are on track to achieve our objective.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our interest expense would increase or decrease by approximately $0.1 million assuming average-borrowing levels remained constant from year to year. On September 27, 2003 and September 30, 2002, we had no hedging arrangements in place that would limit our exposure to upward movements in interest rates.

Under the Credit Agreement described in Note 3 to the Consolidated Financial Statements, interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. Interest on the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of October 29, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.12% as of October 29, 2003, plus 2.75%.

FOREIGN CURRENCY

Approximately 94% of our sales are denominated in United States dollars with the remainder denominated in Canadian dollars for the three months and six months ended September 27, 2003. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate to safeguard the profitability of sales recorded in Canadian dollars.

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

Dependence on Manufacturers. A significant amount of inventory purchases were made from one vendor group. Our reliance on this vendor group leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality. Like other distributors in our industry, we occasionally experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers and maintain an adequate supply of products, our sales could suffer considerably. Finally, we cannot assure that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our business.

Indebtedness. Although we have paid down a significant portion of the outstanding indebtedness under our secured credit facility, as of September 27, 2003, we owed $5.8 million to our secured creditor. We are still required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will, if we do not meet debt covenant requirements, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from our manufacturers to fund our inventory purchases. If our debt burden increases to high levels, our manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be affected by prevailing economic conditions and financial, business, and other factors described in this Form 10-Q, many of which are beyond our control.

If Existing Shareholders Sell Large Numbers Of Shares Of Our Common Stock, Our Stock Price Could Decline. The market price of our Common Stock could decline as a result of sales by our existing shareholders or holders of stock options of a large number of shares of our Common Stock in the public market or the perception that these sales could occur.

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

We Expect That Our Quarterly Results Of Operations Will Fluctuate, And This Fluctuation Could Cause Our Stock Price To Decline. A large portion of our expenses for calibration services, including expenses for facilities, equipment and personnel, are relatively fixed, as is our commitment to purchase a predetermined amount of inventory. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include:

•	Fluctuations in industrial demand for products we sell and/or services we provide; and

•	Fluctuations in geographic conditions including currency and other economic conditions.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation Of Disclosure Controls And Procedures. Our President and Chief Executive Officer (our principal executive officer) and our Vice President of Finance and Chief Financial Officer (our principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b)  Changes In Internal Controls Over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 2003, our Shareholders voted on the following proposals at the Annual Meeting:

Proposal 1:

To elect Francis R. Bradley, Cornelius J. Murphy and Carl E. Sassano as Directors of the Company, each to serve until the Annual Meeting of Shareholders to be held in 2006:

Nominees	Votes For	Votes Withheld

Francis R. Bradley	5,511,801	110,558
Cornelius J. Murphy	5,015,325	607,034
Carl E. Sassano	5,525,865	96,494

The other directors, whose terms of office continued after the meeting, are E. Lee Garelick, Nancy D. Hessler, Robert G. Klimasewski, Paul D. Moore, Harvey J. Palmer and John T. Smith.

Proposal 2:

To approve the Transcat, Inc. 2003 Incentive Plan:

Votes For:	2,736,038
Votes Against:	632,623
Votes Abstained:	74,180
Broker Non-Votes	2,179,518

Proposal 3:

To approve and ratify the Board’s selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ended March 27, 2004.

Votes For:	5,553,737
Votes Against:	40,642
Votes Abstained:	27,980

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits.

See Index to Exhibits.

b)	Reports on Form 8-K.

The following report on Form 8-K was filed during the quarter for which this report is filed:

Report dated July 17, 2003 reporting on Item 7. Financial Statements and Exhibits and Item 9. Regulation FD Disclosure (Information furnished under Item 12. Results of Operations and Financial Condition). This report furnished our press release regarding 2003 first quarter financial results.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: October 31, 2003	/s/ Carl E. Sassano

Carl E. Sassano
Chairman, President and Chief Executive Officer

Date: October 31, 2003	/s/ Charles P. Hadeed

Charles P. Hadeed
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not Applicable.

(3)	Articles of Incorporation and By-Laws

(i)	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 1999.

(ii)	Code of Regulations, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Company’s Form 10-K for the year ended March 31, 1988. (SEC File No. 000-03905)

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

Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference to Appendix A to the Company’s 2003 Definitive Proxy Statement filed on July 18, 2003.

(11)	Statement re computation of per share earnings

Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income (Loss) included herein under Part I, Item 1.

(15)	Letter re unaudited interim financial information

Not Applicable.

(18)	Letter re change in accounting principles

Not Applicable.

(19)	Report furnished to security holders

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders

Not Applicable.

(23)	Consents of Experts and Counsel

Not Applicable.

(24)	Power of Attorney

Not Applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

(32)	Section 1350 Certification

(99)	Additional Exhibits

Not Applicable.