Form 10-Q
period 2003-12-27
TRANSCAT INC
filed 2004-01-30
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 27, 2003

or

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

The number of shares of Common Stock of the registrant outstanding as of January 27, 2004 was 6,189,271.

TRANSCAT, INC.
FORM 10-Q

THIRD QUARTER ENDED DECEMBER 27, 2003

INDEX

			Page(s)
Part I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited):

		Consolidated Statements of Operations and Comprehensive (Loss) Income for the Third Quarter Ended and Nine Months Ended December 27, 2003 and December 31, 2002	2

		Consolidated Balance Sheets as of December 27, 2003 and March 31, 2003	3

		Consolidated Statements of Cash Flows for the Nine Months Ended December 27, 2003 and December 31, 2002	4

		Notes to Consolidated Financial Statements	5-9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-19

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20-21

	Item 4.	Controls and Procedures	21

Part II.	Other Information

	Item 1.	Legal Proceedings	22

	Item 6.	Exhibits and Reports on Form 8-K	22

Signatures			23

Index to Exhibits			24-25

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	27, 2003	31, 2002	27, 2003	31, 2002
Product Sales	$9,343	$10,037	$24,975	$29,368
Service Sales	4,208	4,541	13,067	13,889

Net Sales	13,551	14,578	38,042	43,257

Cost of Products Sold	7,344	7,351	18,733	21,572
Cost of Services Sold	3,124	3,855	9,544	11,809

Total Cost of Products and Services Sold	10,468	11,206	28,277	33,381

Gross Profit	3,083	3,372	9,765	9,876

Selling, Marketing, and Warehouse Expenses	2,041	2,120	6,195	6,154
Administrative Expenses	1,223	1,387	3,345	3,363

Total Operating Expenses	3,264	3,507	9,540	9,517

Operating (Loss) Income	(181)	(135)	225	359

Interest Expense	76	128	219	511
Other Income	(52)	(1,593)	(157)	(1,600)

Total Other Expense (Income)	24	(1,465)	62	(1,089)

(Loss) Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	(205)	1,330	163	1,448
Provision (Benefit) for Income Taxes	15	—	(147)	(246)

(Loss) Income Before Cumulative Effect of a Change in Accounting Principle	(220)	1,330	310	1,694
Cumulative Effect of a Change in Accounting Principle	—	—	—	(6,472)

Net (Loss) Income	$(220)	$1,330	$310	$(4,778)

Other Comprehensive Income:
Currency Translation Adjustment	47	(4)	119	(9)

Comprehensive (Loss) Income	$(173)	$1,326	$429	$(4,787)

Basic (Loss) Earnings Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$(0.03)	$0.22	$0.05	$0.28
From Cumulative Effect of a Change in Accounting Principle	—	—	—	(1.06)

Total Basic (Loss) Earnings Per Share	$(0.03)	$0.22	$0.05	$(0.78)

Average Shares Outstanding (in thousands)	6,295	6,149	6,262	6,138
Diluted (Loss) Earnings Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$(0.03)	$0.21	$0.05	$0.28
From Cumulative Effect of a Change in Accounting Principle	—	—	—	(1.06)

Total Diluted (Loss) Earnings Per Share	$(0.03)	$0.21	$0.05	$(0.78)

Average Shares Outstanding (in thousands)	6,295	6,372	6,837	6,138

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

	(Unaudited)
	December	March
	27, 2003	31, 2003
ASSETS
Current Assets:
Cash	$341	$114
Accounts Receivable, less allowance for doubtful accounts of $70 and $114 as of December 27, 2003 and March 31, 2003, respectively	6,529	6,879
Other Receivables	208	159
Finished Goods Inventory, net	4,930	2,842
Income Taxes Receivable	484	799
Prepaid Expenses and Deferred Charges	879	454

Total Current Assets	13,371	11,247
Property, Plant and Equipment, net	2,113	2,556
Goodwill	2,524	2,524
Deferred Charges	168	197
Other Assets	244	234

Total Assets	$18,420	$16,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current Portion of Long-Term Debt	$585	$666
Accounts Payable	4,708	3,738
Accrued Payrolls, Commissions and Other	1,140	1,812
Income Taxes Payable	100	100
Deposits	62	64

Total Current Liabilities	6,595	6,380
Long-Term Debt, less current portion	6,849	5,916
Deferred Compensation	228	220
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	15,216	14,060

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,307,974 and 6,296,000 shares issued as of December 27, 2003 and March 31, 2003, respectively; 6,188,616 and 6,176,642 shares outstanding as of December 27, 2003 and March 31, 2003, respectively	3,154	3,148
Capital in Excess of Par Value	3,102	3,031
Warrants	518	518
Accumulated Other Comprehensive Loss	(116)	(235)
Retained Deficit	(3,001)	(3,311)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	3,204	2,698

Total Liabilities and Stockholders’ Equity	$18,420	$16,758

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December	December
	27, 2003	31, 2002
Cash Flows from Operating Activities:
Net Income (Loss)	$310	$(4,778)
Cumulative Effect of a Change in Accounting Principle	—	6,472

Net Income Before Cumulative Effect of a Change in Accounting Principle	310	1,694
Adjustments to Reconcile Net Income Before Cumulative Effect of a Change in Accounting Principle to Net Cash (Used In) Provided by Operating Activities:
Gain on Extinguishment of Debt	—	(1,593)
Depreciation and Amortization	1,160	1,550
Provision for Doubtful Accounts Receivable and Returns	(122)	—
Common Stock Expense	77	36
Deferred Revenue — MAC	—	(161)
Other		(10)
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	423	1,863
MAC Escrow and Holdback	—	218
Inventories	(2,088)	(441)
Income Taxes Receivable / Payable	315	(163)
Prepaid Expenses, Deferred Charges, and Other	(854)	(453)
Accounts Payable	970	(705)
Accrued Payrolls, Commissions, and Other	(687)	(751)
Deposits	(2)	(376)
Deferred Compensation	8	(42)

Net Cash (Used in) Provided by Operating Activities	(490)	666

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(254)	(249)

Net Cash Used in Investing Activities	(254)	(249)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	1,352	408
Payments on Long-Term Borrowings	(500)	(8,207)
Proceeds from Long-Term Borrowings	—	7,113

Net Cash Provided by (Used in) Financing Activities	852	(686)

Effect of Exchange Rate Changes on Cash	119	(9)

Net Increase (Decrease) in Cash	227	(278)
Cash at Beginning of Period	114	508

Cash at End of Period	$341	$230

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of Warrants for Debt Retirement	$—	$518

See the notes to these financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share And Per Share Amounts)
(Unaudited)

NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Transcat, Inc. (“Transcat”, “we”, “us”, or “our”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily in the process, life science, and manufacturing industries.

Basis of Presentation

Our unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, our Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the fiscal year ended March 31, 2003 contained in our 2003 Annual Report on Form 10-K filed with the SEC.

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

Fiscal Year

Until April 1, 2003, we operated within a conventional 52-week accounting fiscal year ending on March 31 of each year. As of April 1, 2003, we changed our fiscal year end from March 31 to a 52 / 53 week fiscal year end, ending the last Saturday in March. As a result of this change, in a 52-week fiscal year, each of our four fiscal quarters will be a 13-week period, and the final month of each fiscal quarter will be a 5-week period. This is not deemed a change in our fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10, as promulgated by the SEC, since our new fiscal year commenced with the end of our old fiscal year.

Revenue Recognition

Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations. In addition, for each product, the product price is fixed and determinable, collection of the resulting receivable is probable and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data.

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

For the third quarter and nine months ended December 27, 2003, the net additional shares of Common Stock had no effect on the calculation of dilutive earnings per share. For the third quarter ended December 31, 2002, the net additional shares of Common Stock had a $0.01 per share effect on the calculation of dilutive earnings per share and no effect on the calculation of dilutive earnings per share for the nine months ended December 31, 2002. The total number of dilutive and anti-dilutive shares outstanding from stock options, warrants, and non-vested restricted stock are summarized as follows (shares in thousands, except per share amounts):

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	27, 2003	31, 2002	27, 2003	31, 2002
Shares Outstanding:
Dilutive	—	223	575	—
Anti-dilutive	817	1,406	983	1,421

Total	817	1,629	1,558	1,421

Range of Exercise Prices per Share:
Options	$0.80-$4.75	$0.80-$8.50	$0.80-$4.75	$0.80-$8.50
Warrants	$0.97-$2.91	$0.97-$3.75	$0.97-$2.91	$0.97-$3.75

Goodwill

We recorded an impairment of $6.5 million from the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles” in our first quarter of fiscal year 2003 as a change in accounting principle.

Deferred Catalog Costs

We amortize the cost of each major catalog (“Master Catalog”) mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. Deferred catalog costs were $0.4 million at December 27, 2003. There were no deferred catalog costs at March 31, 2003.

Deferred Gain on TPG

As a result of certain post divestiture commitments (see Note 5 “Commitments”), according to GAAP, we are unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in fiscal year 2002, until those commitments expire in fiscal year 2007.

Deferred Taxes

We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on our deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance.

Stock Options

We follow the disclosure provisions of Accounting Practice Board No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under our stock option plan had exercise prices equal to the market value of the underlying Common Stock at grant date.

The following table provides pro forma amounts, if we accounted for stock-based employee compensation under the fair value method (in thousands, except per share amounts):

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	27, 2003	31, 2002	27, 2003	31, 2002
Net (Loss) Income, as reported	$(220)	$1,330	$310	$(4,778)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(56)	(55)	(168)	(164)

Pro Forma Net (Loss) Income	$(276)	$1,275	$142	$(4,942)

(Loss) Earnings Per Share:
Basic — as reported	$(0.03)	$0.22	$0.05	$(0.78)
Basic — pro forma	$(0.03)	$0.21	$0.02	$(0.81)
Average Shares Outstanding (in thousands)	6,295	6,149	6,262	6,138
Diluted — as reported	$(0.03)	$0.21	$0.05	$(0.78)
Diluted — pro forma	$(0.03)	$0.20	$0.02	$(0.81)
Average Shares Outstanding (in thousands)	6,295	6,372	6,837	6,138

Reclassification of Amounts

Certain reclassifications of prior fiscal year quarter and prior fiscal year financial information have been made to conform with third quarter and nine month presentation.

NOTE 3 — DEBT

On November 13, 2002, we entered into a Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaced our Revolving Credit and Loan Agreement with Key Bank, N.A. and Citizens Bank dated August 3, 1998 and amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), certain material terms of which are as set forth below. The Credit Agreement was amended on April 11, 2003 to address certain non-material post-closing conditions.

Under the Credit Agreement, we made a term note in the amount of $1.5 million in favor of GMAC. This term note requires annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. Interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and 30-day LIBOR as of January 27, 2004 were 4.00% and 1.10%, respectively. In addition, under the Credit Agreement, we are required to further reduce the term loan, on an annual basis, by excess cash flow, as defined in the Credit Agreement, not to exceed $0.2 million per fiscal year. Excess cash flow for the nine months ended December 27, 2003 was less than $0.1 million.

The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10.0 million. As of December 27, 2003, we had borrowed $6.6 million under the revolving line of credit. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of December 27, 2003, availability amounted to $7.5 million. The Credit Agreement also has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were in compliance with such loan covenants as of December 27, 2003. Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of January 27, 2004, or up to 80% of the Loan at the 30-day LIBOR, 1.10% as of January 27, 2004, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 1% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated after November 13, 2003 and prior to November 13, 2005.

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

After giving effect to the excess cash flow payments made and the estimated payment to be made attributable to excess cash flow for fiscal year 2004 as required under the Credit Agreement, the following are the future term loan payments as of December 27, 2003 (in thousands):

Fiscal Year 2004	$125
Fiscal Year 2005	585
Fiscal Year 2006	82

Total	$792

NOTE 4 — SEGMENT DATA

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). Segment data is as follows (in thousands):

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	27, 2003	31, 2002	27, 2003	31, 2002
Net Sales:
Product	$9,343	$10,037	$24,975	$29,368
Service	4,208	4,541	13,067	13,889

Total	13,551	14,578	38,042	43,257

Gross Profit:
Product	1,999	2,686	6,242	7,796
Service	1,084	686	3,523	2,080

Total	3,083	3,372	9,765	9,876

Operating Expenses:
Product	1,930	2,135	5,382	5,667
Service	1,334	1,372	4,158	3,850

Total	3,264	3,507	9,540	9,517

Operating (Loss) Income:
Product	69	551	860	2,129
Service	(250)	(686)	(635)	(1,770)

Total	(181)	(135)	225	359

Unallocated Amounts:
Other Expense (Income)	24	(1,465)	62	(1,089)
Provision (Benefit) for Income Taxes	15	—	(147)	(246)
Cumulative Effect of a Change in Accounting Principle	—	—	—	6,472

Total	39	(1,465)	(85)	5,137

Net (Loss) Income	$(220)	$1,330	$310	$(4,778)

NOTE 5 — COMMITMENTS

In fiscal year 2003, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of TPG products until December 25, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement extends through December 31, 2006. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. Our purchases for calendar year 2003 exceeded our commitment under the New Agreement. We believe that this commitment to future purchases is consistent with our business needs and plans.

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

RECLASSIFICATION OF AMOUNTS

Certain reclassifications of prior fiscal year quarter and prior fiscal year financial information have been made to conform with third quarter and nine month presentation.

ROUNDING

Certain percentages may vary depending on the basis used for the calculation, such as: dollars in thousands and dollars in millions.

RESULTS OF OPERATIONS

The following table sets forth, for the third quarter and nine months ended December 27, 2003 and December 31, 2002, the components of our Consolidated Statements of Operations (calculated on dollars in thousands):

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	27, 2003	31, 2002	27, 2003	31, 2002
Gross Profit Percentage:

Product Gross Profit	21.4%	26.8%	25.0%	26.5%
Service Gross Profit	25.8%	15.1%	27.0%	15.0%
Total Gross Profit	22.8%	23.1%	25.7%	22.8%

As a Percentage of Net Sales:

Product Sales	68.9%	68.9%	65.7%	67.9%
Service Sales	31.1%	31.1%	34.3%	32.1%

Net Sales	100.0%	100.0%	100.0%	100.0%

Selling, Marketing, and Warehouse Expenses	15.1%	14.5%	16.3%	14.2%
Administrative Expenses	9.0%	9.5%	8.8%	7.8%

Total Operating Expenses	24.1%	24.0%	25.1%	22.0%

Operating (Loss) Income	(1.3)%	(0.9)%	0.6%	0.8%

Interest Expense	0.6%	0.9%	0.6%	1.2%
Other Income	(0.4)%	(10.9)%	(0.4)%	(3.7)%

Total Other Expense (Income)	0.2%	(10.0)%	0.2%	(2.5)%

(Loss) Income Before Income Taxes and Cumulative	(1.5)%	9.1%	0.4%	3.3%
Effect of a Change in Accounting Principle
Provision (Benefit) for Income Taxes	0.1%	—%	(0.4)%	(0.6)%

(Loss) Income Before Cumulative Effect of a Change in Accounting Principle	(1.6)%	9.1%	0.8%	3.9%
Cumulative Effect of a Change in Accounting Principle	—%	—%	—%	(15.0)%

Net (Loss) Income	(1.6)%	9.1%	0.8%	(11.1)%

THIRD QUARTER ENDED DECEMBER 27, 2003 COMPARED TO THIRD QUARTER ENDED DECEMBER
31, 2002 (dollars in millions):

Sales:

	Third Quarter Ended
	December	December
	27, 2003	31, 2002
Net Sales:
Product	$9.3	$10.0
Service	4.2	4.5

Total	$13.5	$14.5

Net sales decreased $1.0 million, or 6.9%, from the prior fiscal year quarter to the current fiscal year quarter.

Product sales accounted for 68.9% of our total net sales in the third quarter of both fiscal years 2004 and 2003. Our product sales results have positively reflected the impact of what we believe is an improving economic outlook, targeted sales efforts in new distribution channels, and customer response to our marketing programs. Although our product sales for the current fiscal year quarter were 7.0% below prior fiscal year quarter, product sales have improved in relation to prior fiscal year quarter comparisons, as follows:

% Increase (Decrease) from
Fiscal Year Quarter	Prior Fiscal Year Same Quarter
2004 Third Quarter	-7.0%
2004 Second Quarter	-22.4%
2004 First Quarter	-15.8%
2003 Fourth Quarter	-21.1%

Customer product orders include orders for products that we routinely stock in our inventory, as well as, customized products and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders required to be shipped at a future date, and orders on credit hold / awaiting letters of credit. For the third quarter ended fiscal year 2004, our total unshippable orders increased by approximately $0.6 million, or 60.0% from the third quarter ended fiscal year 2003. We believe that the increase is primarily attributed to the increase in sales order volume for the month of December 2003 compared to December 2002 and product order mix. The following table reflects our historical trend of product orders that are unshippable at the end of each fiscal quarter and the percentage of these orders that are backorders:

	FY 2004			FY 2003
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable Orders	$1.6	$1.4	$1.0	$1.4	$1.0	$1.5	$1.0
% of Unshippable Orders that are Backorders	82.5%	83.6%	83.8%	76.9%	82.0%	76.7%	78.0%

Calibration service sales declined $0.3 million, or 6.7%, from the prior fiscal year quarter to the current fiscal year quarter. The decline in calibration service sales is primarily attributable to calibrations previously conducted at three customer on site (“on-sites”) locations that were not renewed by these customers. We believe that such non-renewals resulted from, among other things, factors, such as: the adverse economic circumstances in such customers’ respective industries, as well as, corporate sourcing decisions. Excluding these on-sites, and inclusive of the consolidation of four calibration laboratories into existing facilities in fiscal year 2003, our calibration service sales increased 1.5% from the prior fiscal year quarter to the current fiscal year quarter.

Gross Profit:

	Third Quarter Ended		Third Quarter Ended
	December	December	December	December
	27, 2003	31, 2002	27, 2003	31, 2002
Gross Profit:
Product	$2.0	$2.7	21.5%	27.0%
Service	1.1	0.7	26.2%	15.6%

Total	$3.1	$3.4	23.0%	23.4%

Gross profit decreased as a percent of net sales from 23.4% in the prior fiscal year quarter to 23.0% in the current fiscal year quarter. This decrease in gross profit as a percentage of net sales was entirely derived from the distribution products segment of the business.

Product gross profit decreased $0.7 million from the prior fiscal year quarter to the current fiscal year quarter, or 5.5 points. Contributing factors to this decrease included: 1) aggressively targeting new channels of distribution that typically do not support the margins of our core customer base; and, 2) an increased level of promotional activity to stimulate product sales. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2004			FY 2003
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit	21.5%	28.9%	26.3%	27.8%	27.0%	26.5%	26.3%

Calibration service gross profit increased $0.4 million, or 10.6 points. This increase is a direct result of the laboratory consolidation implemented in fiscal year 2003 and improving laboratory efficiency. The following table reflects the quarterly historical trend of our calibration service gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2004			FY 2003
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit	26.2%	30.2%	23.9%	18.4%	15.6%	15.2%	14.9%

Operating Expenses:

	Third Quarter Ended
	December	December
	27, 2003	31, 2002
Operating Expenses:
Selling, Marketing, and Warehouse	$2.0	$2.1
Administrative	1.2	1.4

Total	$3.2	$3.5

Operating expenses decreased $0.3 million, or 8.6%, from the prior fiscal year quarter to the current fiscal year quarter. Included in the current fiscal year quarter’s operating expenses are $0.1 million of severance costs and a charge of $0.2 million to settle, rather than further litigate, a lawsuit brought against us by our former chief financial officer. In the prior fiscal year quarter, operating expenses included $0.3 million in severance charges resulting from organizational restructuring and calibration laboratory consolidation. Excluding these charges from both the fiscal year 2004 and 2003 third quarters, operating expenses decreased primarily as a result of reduced payroll and insurance costs, and a reduction in our bad debt reserve based on our receivable collection experience.

Other Expense (Income):

	Third Quarter Ended
	December	December
	27, 2003	31, 2002
Other Expense (Income):
Interest Expense	$0.1	$0.1
Other Income	(0.1)	(1.6)

Total	$—	$(1.5)

Interest expense in the third quarter of fiscal year 2004 was reduced 40.6% from the prior fiscal year third quarter as a result of lower debt levels. The above table reflects flat interest expense solely due to rounding.

Other income recorded in the prior fiscal year third quarter was primarily the net gain recognized as a result of the restructuring of our senior debt and execution of the Credit Agreement in November 2002.

Taxes:

Third Quarter Ended
	December	December
	27, 2003	31, 2002
Provision (Benefit) for Income Taxes	$—	$—

We have not recognized any tax benefit for the loss, net of certain small state payments, as any benefit required on the pretax loss in the third quarter of fiscal year 2004 was offset by an increase in our deferred tax asset valuation reserve. We did not record a tax provision in the third quarter of fiscal year 2003 as pretax income was offset by a reduction in our deferred tax asset valuation reserve.

NINE MONTHS ENDED DECEMBER 27, 2003 COMPARED TO NINE MONTHS ENDED DECEMBER 31,
2002 (dollars in millions):

Sales:

	Nine Months Ended
	December	December
	27, 2003	31, 2002
Net Sales:
Product	$25.0	$29.4
Service	13.1	13.9

Total	$38.1	$43.3

Net sales decreased $5.2 million, or 12.0%, from the first nine months of fiscal year 2003 to the first nine months of fiscal year 2004.

Product sales accounted for 65.7% and 67.9% of our net sales for the first nine months of fiscal year 2004 and 2003, respectively. Approximately 84% of the $4.4 million decline in product sales in the first nine months of fiscal year 2004, when compared to the same period of fiscal year 2003, occurred in the first six months of the fiscal year. We believe that the decline was attributable to the difficult economic environment existing during the first half of the current fiscal year. Nevertheless, we believe that we evidenced signs of improvement during our current fiscal year third quarter.

Calibration service sales declined $0.8 million, or 5.8%, from the first nine months of fiscal year 2003 to the first nine months of fiscal year 2004. The decline in calibration service sales is primarily attributable to calibrations previously conducted at three customer on site locations that were not renewed by these customers. We believe that such non-renewals resulted from, among other things, factors, such as: the adverse economic circumstances in such customers’ respective industries, as well as, corporate sourcing decisions. Excluding these on-sites, and inclusive of the consolidation of four calibration laboratories into existing facilities in fiscal year 2003, calibration service sales increased 2.8% over the prior fiscal year first nine months.

Gross Profit:

	Nine Months Ended		Nine Months Ended
	December	December	December	December
	27, 2003	31, 2002	27, 2003	31, 2002
Gross Profit:
Product	$6.2	$7.8	24.8%	26.5%
Service	3.5	2.1	26.7%	15.1%

Total	$9.7	$9.9	25.5%	22.9%

Gross profit increased as a percent of net sales from 22.9% in the first nine months of fiscal year 2003 to 25.5% in the first nine months of fiscal year 2004. This increased gross profit percentage is a result of nearly doubling our calibration gross profit percentage over the comparable nine month periods of fiscal year 2004 and 2003, offset by a small decline in our distributed products gross profit percentage.

Product gross profit as a percent of net sales decreased in the first nine months of fiscal year 2004 to 24.8% from a gross profit percent of sales of 26.5 % in the first nine months of fiscal year 2003. Contributing factors to this decrease included: 1) an increased level of promotional activity to stimulate product sales, 2) aggressively targeting new channels of distribution that typically do not support the margins of our core customer base; offset by, 3) an increase in earned rebates on product purchases and cooperative advertising income, and, 4) a reduction in freight expense as a percentage of sales mainly attributable to fluctuations in product mix.

Calibration service gross profit increased $1.4 million, or 66.7%, during the first nine months of fiscal year 2004 when compared to the first nine months of fiscal year 2003. This 11.6 point increase in gross profit as a percent of net calibration service sales is a result of the laboratory consolidation we implemented in fiscal year 2003 as well as improved laboratory operating efficiency.

Operating Expenses:

	Nine Months Ended
	December	December
	27, 2003	31, 2002
Operating Expenses:
Selling, Marketing, and Warehouse	$6.2	$6.2
Administrative	3.3	3.4

Total	$9.5	$9.6

For the first nine months of fiscal year 2004, operating expenses were flat as compared with the first nine months of fiscal year 2003. Notwithstanding that operating expenses were flat with the prior fiscal year’s nine months, operating expenses increased as a percent of net sales from 22.0% to 25.1% primarily due to a relatively high percentage of non-variable costs on lower sales volume. Other significant; however, off-setting charges, include: 1) increases in payroll and compensation expense in the first nine months on fiscal year 2004, 2) decreases in bank charges in the first nine months of fiscal year 2004 as a result of our refinancing of debt in the third quarter of fiscal year 2003, 3) decreases in legal and professional expense in the first nine months of fiscal year 2004; and, 4) one-time charges in the third quarter of fiscal year 2004 for litigation and severance and in the third quarter of fiscal year 2003 for severance.

Other Expense (Income):

	Nine Months Ended
	December	December
	27, 2003	31, 2002
Other Expense (Income):
Interest Expense	$0.2	$0.5
Other Income	(0.2)	(1.6)

Total	$—	$(1.1)

Interest expense has been reduced $0.3 million, or 60.0%, from the first nine months of fiscal year 2003 as compared with the first nine months of fiscal year 2004. This reduction was caused by lower debt levels as a result of the restructuring of our debt and execution of the Credit Agreement in the third quarter of fiscal year 2003. The decrease in other income is a result from the recognition of the net gain on the restructuring of our debt in the third quarter of fiscal year 2003.

Taxes:

	Nine Months Ended
	December	December
	27, 2003	31, 2002
Benefit for Income Taxes	$(0.1)	$(0.2)

The benefit for income taxes in the first nine months of fiscal year 2004 results from a non-recurring election allowing a carry back of certain tax attributes previously subject to a valuation allowance, which we believe will generate a tax refund. The prior fiscal year nine months tax benefit arose from the recovery of taxes previously paid and expensed. Excluding these tax benefits, no provision for income taxes, other than certain small state tax payments, has been recorded in the first nine months of fiscal year 2004 or 2003 as that provision is offset by a reduction in the valuation reserve on deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS:

The following table summarizes our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	December	December
	27, 2003	31, 2002
Net Cash (Used in) Provided by:
Operating Activities	$(490)	$666
Investing Activities	(254)	(249)
Financing Activities	852	(686)

Operating Activities. Cash used by operating activities of $0.5 million for the first nine months of fiscal year 2004 increased $1.2 million when compared to the $0.7 million of cash generated by operating activities in the first nine months of fiscal year 2003. The change is comprised of: 1) a $0.2 million increase in cash provided by net income after consideration of the cumulative effect of a change in accounting principle and the gain on extinguishment of debt, both of which occurred in fiscal year 2003; 2) a $0.4 million decrease in depreciation; and, 3) a $1.1 million increase in cash utilized for working capital. Significant working capital fluctuations were as follows:

•	Our inventories increased $1.6 million more in the first nine months of fiscal year 2004 compared with the first nine months of fiscal year 2003. This increase was offset by an increase in accounts payable in the first nine months of fiscal year 2004 compared with a decrease in accounts payable in the first nine months of fiscal year 2003. Although we have increased our inventory to prepare for our historically, strongest product sales quarter, in what we believe is an improving economic climate, we have improved our ratio of accounts payable as a percent of inventory, as the following table illustrates (dollars in millions):

	December	March	December	March
	27, 2003	31, 2003	31, 2002	31, 2002
Inventory, net	$4.9	$2.8	$4.3	$3.9
Accounts Payable	$4.7	$3.7	$5.6	$6.3
Payables/Inventory Ratio	0.96	1.32	1.30	1.62

•	Our accounts receivable decreased $0.4 million in the first nine months of fiscal year 2004 compared with a decrease of $1.9 million in the first nine months of fiscal year 2003. We have continued to improve our collections, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	December	March	December	March
	27, 2003	31, 2003	31, 2002	31, 2002
Net Sales, for the two fiscal months ended	$9.7	$9.2	$9.1	$10.9
Net Accounts Receivable	$6.5	$6.9	$6.4	$8.3
Days Sales Outstanding	40	45	42	46

Investing Activities. We used $0.3 million in net cash for capital spending in the first nine months of fiscal year 2004, which is flat as compared with the same period of fiscal year 2003.

Financing Activities. For the first nine months of fiscal year 2004, our debt increased $0.9 million, which was related to our purchase of inventory in advance of anticipated fourth quarter sales. For the first nine months of fiscal year 2003, our debt had been reduced largely due to our November 2002 debt restructuring pursuant to the Credit Agreement.

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

In addition, in accordance with accounting principles generally accepted in the United States of America, we will be unable to recognize a gain of $1.5 million on the sale of TPG until the distribution agreement expires on December 31, 2006.

OUTLOOK

As we entered fiscal year 2004, we indicated that our outlook continued to be uncertain, and, that we anticipated a year, especially in our distribution products segment, largely driven by the pace of any economic recovery. We indicated that our plans assumed little, if any, improvement throughout the first two quarters, and in fact, we saw no such improvement. We did, however, experience both increased call and order volume as we ended our third quarter; and, anticipate that such trend will continue. In addition, we continue to be focused on aggressively growing our calibration services segment and leveraging that volume into a continual improvement of our calibration services segment gross profit ratio.

We also indicated as we entered fiscal year 2004 that we expected our gross margin as a percent of sales not only to improve from our fiscal year 2003 rate of 23% but to be in the range of 27%, plus or minus a few points for the full year. As a result of expanding our targeted distribution channels for our product segments into certain channels, such as resellers, we anticipate that our product segment’s gross profit ratio as a percent of sales will continue to be below historical levels. Our calibration services gross margin has also improved, as anticipated, by approximately twelve points for the first nine months of our fiscal year 2004 compared to our fiscal year 2003 rate of 16%. Although we believe that our overall gross profit ratio will become more mix and channel dependent, we also believe we are on track to achieve our gross margin objective.

Our debt increased in our fiscal year 2004 third quarter compared with our second quarter as a direct result of increasing our inventories in advance of what is historically our strongest product sales quarter. Our ability to reduce our debt by the end of our fourth quarter will depend upon the success of our marketing programs, economic conditions, and the timely achievement of our sales objectives.

As previously disclosed, we have had a valuation allowance on our deferred tax assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS” No. 109, Accounting for Income Taxes. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending December 27, 2003 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as: divestitures, goodwill, severance, restructuring, and litigation. Although we believe that the Company today is much stronger, more profitable, and focused on operating a sound, profitable business model, we intend to maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average-borrowing levels remained constant. On December 27, 2003 and December 31, 2002, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

Under the Credit Agreement described in Note 3 to the Consolidated Financial Statements, interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. Interest on the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of January 27, 2004, or up to 80% of the Loan at the 30-day LIBOR, 1.10% as of January 27, 2004, plus 2.75%.

FOREIGN CURRENCY

Approximately 93% and 94% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the three months and nine months ended December 27, 2003, respectively. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

RISK FACTORS

You should consider carefully the following risks and all other information included in this Form 10-Q. The risks and uncertainties described below and elsewhere in this Form 10-Q are not the only ones facing our business. If any of the following risks actually occurs, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our Common Stock could fall and you could lose all or part of your investment.

General Economic Conditions. The electronic instrumentation distribution industry is affected by changes in economic conditions, which are outside our control. We cannot assure you that continued economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets will not have a material adverse effect on our operating results, financial condition, or our ability to meet our commitments.

Dependence on Manufacturers. A significant amount of our inventory purchases are made from one vendor group. Our reliance on this vendor group leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality. Like other distributors in our industry, we occasionally experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make available to us for distribution new products, our sales could suffer considerably. Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our business.

Indebtedness. Although we have paid down a significant portion of the outstanding indebtedness under our secured credit facility, as of December 27, 2003, we owed $7.4 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be affected by prevailing economic conditions and financial, business, and other factors described in this Form 10-Q, many of which are beyond our control.

If Existing Shareholders Sell Large Numbers Of Shares Of Our Common Stock, Our Stock Price Could Decline. The market price of our Common Stock could decline as a result of sales by our existing shareholders or holders of stock options of a large number of shares of our Common Stock in the public market or the perception that these sales could occur.

Our Stock Price Has Been, And May Continue To Be, Volatile. The stock market from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. As our stock may be affected by market volatility, as well as by our own performance, the following factors, among others, may have a significant effect on the market price of our Common Stock:

•	Developments in our relationships with current or future manufacturers of products we distribute;

•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	Litigation or governmental proceedings or announcements involving us or our industry;

•	Economic and other external factors, such as disasters or other crisises;

•	Sales of our Common Stock or other securities in the open market;

•	Period-to-period fluctuations in our operating results; and

•	Our ability to satisfy our debt obligations.

We Expect That Our Quarterly Results Of Operations Will Fluctuate. Such Fluctuation Could Cause Our Stock Price To Decline. A large portion of our expenses for calibration services, including expenses for facilities, equipment and personnel, are relatively fixed, as is our commitment to purchase a predetermined amount of inventory. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include:

•	Fluctuations in industrial demand for products we sell and/or services we provide; and

•	Fluctuations in geographic conditions, including currency and other economic conditions.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In May 2002, Transcat’s former Vice President - Finance sued us in New York State Supreme Court, Monroe County, alleging, among other items, that we breached the terms of his Employment Agreement with us when his employment was terminated. He was seeking approximately $0.5 million to compensate him for lost wages and unpaid vacation. In November 2002, Transcat executed a mutual release with its former Vice President - Finance and agreed to pay him $0.2 million in severance over a one-year period. The release serves to terminate the legal proceeding in its entirety.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits.

See Index to Exhibits.

b)	Reports on Form 8-K.
The following reports on Form 8-K were filed during the quarter for which this report is filed:

(1)	Report dated October 20, 2003 reporting on Item 7, Financial Statement and Exhibits, and Item 12, Results of Operations and Financial Condition. This report furnished our press release regarding 2003 second quarter results.

(2)	Report dated October 29, 2003 reporting on Item 5, Other Events, and Item 7, Financial Statement and Exhibits. This report filed our press release regarding Carl E. Sassano’s election as Chairman of the Board.

(3)	Report dated November 20, 2003 reporting on Item 7, Financial Statement and Exhibits, and Item 12, Results of Operations and Financial Condition. This report furnished our press release announcing our invitation to present at the Western New York Investor Conference in Buffalo, New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: January 29, 2004	/s/ Carl E. Sassano
Carl E. Sassano Chairman, President and Chief Executive Officer
Date: January 29, 2004	/s/ Charles P. Hadeed
Charles P. Hadeed Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not Applicable.

(3)	Articles of Incorporation and By-Laws

	3.1	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 1999.

	3.2	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Company’s Form 10-K for the year ended March 31, 1988. (SEC File No. 000-03905)

(4)	Instruments defining the rights of security holders, including indentures

	4.1	The documents listed under (3) are incorporated herein by reference.

	4.2	Loan and Security Agreement dated November 12, 2002 by and among GMAC Business Credit LLC, Transcat, Inc. and Transmation (Canada), Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 2002.

	4.3	First Amendment to Loan and Security Agreement dated April 11, 2003 by GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada), Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-K for the year ended March 31, 2003.

(9)	Voting trust agreement

Not Applicable.

(10)	Material Contracts

Not Applicable.

(11)	Statement re computation of per share earnings.

Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income (Loss) included herein under Part I, Item 1.

(15)	Letter re unaudited interim financial information

Not Applicable.

(18)	Letter re change in accounting principles

Not Applicable.

(19)	Report furnished to security holders

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders

Not Applicable.

(23)	Consents of Experts and Counsel

Not Applicable.

(24)	Power of Attorney

Not Applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer and Certification of Chief Financial Officer.

(32)	Section 1350 Certification

	32.1	Section 1350 Certifications.

(99)	Additional Exhibits

Not Applicable.