Form 10-K/A
period 2003-03-31
TRANSCAT INC
filed 2004-06-21
CIK 99302

UNITED STATES
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

Common Stock, $0.50 par value per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     or     No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (     )

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant on September 30, 2002 was approximately $6,689,887. The market value calculation was determined using the closing sale price of the Registrant’s Common Stock on September 30, 2002, as reported on the NASDAQ SmallCap Market System.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ☐     or     No     ☑

      The number of shares of Common Stock of the Registrant outstanding as of June 16, 2004 was 6,237,465.

Part II
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition an Results of Operations
Item 8. Financial Statements and Supplementary Data
Part IV
Item 16. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS
CONSENT OF PRICEWATERHOUSECOOPERS LLP
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER
SECTION 1350 CERTIFICATION

EXPLANATORY NOTE

      This Form 10-K/A amends Items 6, 7, 8, and 16 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2003, as filed with the Securities and Exchange Commission on June 11, 2003 (the “2003 Annual Report”). This Form 10-K/A does not reflect events that occurred after the filing of the 2003 Annual Report or modify or update those disclosures to reflect any subsequent events. Except as set forth in Items 6, 7, 8, and 16, we have not made any changes to, nor updated any disclosures contained in the 2003 Annual Report.

      As discussed in Note 1A to our Consolidated Financial Statements contained in this Form 10-K/A, this Form 10-K/A restates the balance sheet classification of outstanding debt under our revolving line of credit from long-term to current liabilities. Accounting principles require current classification of revolving lines of credit under which funds are borrowed when the line of credit contains both a lock-box arrangement, whereby remittances to the lock-box automatically pay down the outstanding revolving line of credit, and loan terms that allow the lender to declare the loan in default on a subjective basis. This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement. Our revolving line of credit, which matures on November 13, 2005, contains such features. Accordingly, the accompanying Consolidated Financial Statements have been restated to reclassify outstanding borrowings under the revolving line of credit from long-term to current liabilities. This change in balance sheet classification does not affect our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

FORWARD-LOOKING STATEMENTS

      This report and, in particular, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecast in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

		Page(s)

Part II
Item 6.	Selected Financial Data	4
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4-19
Item 8.	Financial Statements and Supplementary Data	20-39
Part IV
Item 16.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	40
Signatures		41
Index to Exhibits		42

Item 6.     Selected Financial Data

      The following table provides selected financial data for the current fiscal year and the previous four fiscal years (in thousands, except per share data): (See Divestitures in Item 1 for information regarding businesses divested in fiscal year 2002, which are included in the following table for fiscal years 1999 to 2002.)

	For the Years Ended March 31,

	2003	2002	2001	2000	1999

Statements of Operations Data:
Net Sales	57,181	66,782	76,881	81,473	71,999
Total Cost of Sales	43,895	48,706	53,671	59,789	49,167
Gross Profit	13,286	18,076	23,210	21,684	22,832
Operating Expenses	12,852	24,081	20,258	21,563	19,077
Operating Income (Loss)	434	(6,005)	2,952	121	3,755
Interest Expense	615	1,432	2,523	2,930	2,216
Gain on Extinguishment of Debt	(1,593)	—	—	—	—
Other Expense (Income)	63	(206)	—	—	(246)
Income (Loss) Before Income Taxes	1,349	(7,231)	429	(2,809)	1,785
(Benefit) Provision for Income Taxes	(408)	(600)	(84)	(319)	737
Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1,757	(6,631)	513	(2,490)	1,048
Cumulative Effect of a Change in Accounting Principle	(6,472)	—	—	—	—
Net (Loss) Income	(4,715)	(6,631)	513	(2,490)	1,048
Per Share Data:
Basic Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.29	$(1.08)	$0.09	$(0.42)	$0.18
Average Shares Outstanding	6,147	6,103	6,030	5,883	5,847
Closing Price Per Share	$1.40	$1.13	$1.62	$3.00	$3.00

	As of March 31,

	2003	2002	2001	2000	1999
	Restated(1)

Balance Sheets and Working Capital Data:
Inventory, net	2,842	3,869	8,399	8,835	12,010
Properties, net	2,556	3,911	5,747	6,543	6,886
Goodwill	2,524	8,996	19,916	21,246	21,739
Total Assets	16,758	27,624	47,722	52,359	57,296
Depreciation and Amortization	2,047	4,086	4,546	4,808	3,057
Capital Expenditures	291	1,364	1,393	1,949	1,702
Revolving Line of Credit	5,248	6,817	9,104	10,593	7,366
Term Loan, current portion	666	1,016	3,980	2,700	2,200
Term Loan, less current portion	668	2,080	12,120	16,100	26,167
Shareholders Equity	2,698	6,764	13,329	12,814	14,906

(1) Restated, See Note 1A to our Consolidated Financial Statements.

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

      Our credit facility with GMAC contains a common subjective acceleration clause which allows GMAC to call the loan in the event we suffer a material adverse effect or we become unable to repay the loan. Our credit facility also contains a requirement to maintain a lock-box that directly applies receipts from customers to reduce the revolving line of credit. The EITF reached a consensus in November 1998 on Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”. This Issue requires that in situations where both a subjective acceleration clause and a mandatory lock-box arrangement exist, revolving line of credit debt must be classified as short-term. For future cash flow purposes, we consider the revolving line of credit to be a long-term source of funds since it is continually re-financed on a daily basis. We further believe that, while GAAP requires the revolving line of credit with GMAC to be characterized as short-term, Transcat views the GMAC commitment as a long-term source of funds. More importantly, we believe that Transcat does not face any current liquidity crisis. We intend to explore new credit relationships, the nature of which would not require us to report the majority of our indebtedness as short-term debt, and we expect to enter into a new credit arrangement during fiscal year 2005.

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

	Payments Due By Period

	Less Than			After 5
	1 Year	1–3 Years	4–5 Years	Years	Total

Term Loan	$0.7	$0.7	$—	$—	$1.4
Revolving Line of Credit (2)	5.2	—	—	—	5.2
Operating Leases	0.7	1.3	0.5	—	2.5
Unconditional Purchase Obligations (1)	—	—	—	—	—

Total Contractual Cash Obligations	$6.6	$2.0	$0.5	$—	$9.1

(1)	Relates to minimum inventory purchase commitment. Transcat has received approval from the SEC, granting confidential treatment under the SEC Act of 1934. See Distribution Agreement above in Item 1 for further information.

(2)	Restated, See Note 1A to our Consolidated Financial Statements.

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

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Transcat, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1A to the consolidated financial statements, the Company has restated its consolidated balance sheet at March 31, 2003, to reclassify its debt outstanding under the Company’s Revolving Credit Agreement from long-term to current liabilities.

      As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” on April 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York

May 19, 2003, except for Note 1A, as to which the date is June 17, 2004

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

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 31,

	2003	2002
	(Restated, see Note 1A)

ASSETS
Current Assets:
Cash	$114	$508
Accounts Receivable, less allowance for doubtful accounts of $114 and $231 as of March 31, 2003 and 2002, respectively	6,879	8,056
Other Receivables	159	92
MAC Escrow and Holdback	—	225
Finished Goods Inventory, net	2,842	3,869
Income Taxes Receivable	799	853
Prepaid Expenses and Deferred Charges	454	774

Total Current Assets	11,247	14,377
Property, Plant and Equipment, net	2,556	3,911
Goodwill	2,524	8,996
Deferred Charges	197	116
Other Assets	234	224

Total Assets	$16,758	$27,624

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,738	$6,340
Accrued Payrolls, Commissions and Other	1,862	1,959
Income Taxes Payable	100	245
Deposits	64	448
Deferred Revenue — MAC	—	179
Current Portion of Term Loan	666	1,016
Revolving Line of Credit	5,248	—

Total Current Liabilities	11,678	10,187
Term Loan, less current portion	668	2,080
Revolving Line of Credit	—	6,817
Deferred Compensation	170	232
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	14,060	20,860

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,296,000 and 6,241,000 shares issued as of March 31, 2002 and 2003, respectively; 6,176,642 and 6,121,642 shares outstanding as of March 31, 2003 and 2002, respectively	3,148	3,120
Capital in Excess of Par Value	3,031	3,019
Warrants	518	—
Accumulated Other Comprehensive Loss	(235)	(326)
Retained (Deficit) Earnings	(3,311)	1,404
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	2,698	6,764

Total Liabilities and Stockholders’ Equity	$16,758	$27,624

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

Note 1A — Restatement

      We have restated the classification of our outstanding debt under our revolving line of credit from long-term to current liabilities on our Consolidated Balance Sheets as of March 31, 2003. Emerging Issues Task Force Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires current classification of revolving lines of credit under which funds are borrowed when the revolving line of credit contains both loan terms that allow the lender to declare the loan in default on a subjective basis and a lock-box arrangement, whereby remittances to the lock-box automatically pay down the outstanding revolving line of credit. This accounting treatment is required regardless of the legal maturity date of the revolving line of credit arrangement. Our revolving line of credit, which matures on November 13, 2005, contains such features. Accordingly, the Consolidated Financial Statements have been restated to reclassify outstanding borrowings under the revolving line of credit from long-term to current liabilities. This change in balance sheet classification does not affect our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The following table reflects the effect of the reclassification of the revolving line of credit on our Consolidated Balance Sheet. The revolving line of credit was previously reported in long-term debt on our Consolidated Balance Sheet and has been reclassified to a separate line.

	As Previously	As
	Reported	Restated

	March 31,	March 31,
	2003	2003

Current Portion of Long-Term Debt	$666	$—

Current Portion of Term Loan	$—	$666

Revolving Line of Credit	$—	$5,248

Total Current Liabilities	$6,430	$11,678

Long-Term Debt, less current portion	$5,916	$—

Term Loan, less current portion	$—	$668

Total Liabilities	$14,060	$14,060

Note 2 — Properties

      Properties consist of (in thousands):

	March 31,

	2003	2002

Machinery, Equipment, and Software	$8,741	$8,678
Furniture and Fixtures	1,162	1,173
Leasehold Improvements	323	302

Total Properties	$10,226	$10,153
Less: Accumulated Depreciation and Amortization	(7,670)	(6,242)

Total Properties, net	$2,556	$3,911

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

      The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10.0 million. As of March 31, 2003, Transcat borrowed $5.2 million. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of March 31, 2003, availability amounted to $6.7 million. The Credit Agreement has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were not in violation of any loan covenants as of March 31, 2003, and we believe we will be in compliance with all covenants in the upcoming fiscal year. Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.25% as of June 6, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.27% as of June 6, 2003, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 3% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated in its first year and 1% if terminated thereafter, prior to November 13, 2005. The Credit Agreement requires both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These requirements result in a short-term classification of the revolving line of credit in accordance with EITF No. 95-22, as discussed above in Note 1A.

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

Part IV

Item 16.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a) Exhibits.

      See Index to Exhibits. The Index to Exhibits attached to this Form 10-K/A supplements the Index to Exhibits contained in the 2003
        Annual Report.

      b) Reports on Form 8-K.

      None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

TRANSCAT, INC.

Date: June 17, 2004	/s/ Carl E. Sassano Carl E. Sassano Chairman, President and Chief Executive Officer

Date: June 17, 2004	/s/ Charles P. Hadeed Charles P. Hadeed Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

      (23) Consents of Experts and Counsel

23.1 Consent of PricewaterhouseCoopers LLC

      (31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

      (32) Section 1350 Certifications

32.1 Section 1350 Certifications