Form 10-Q/A
period 2003-06-28
TRANSCAT INC
filed 2004-06-21
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

TRANSCAT, INC.
FORM 10-Q/A

FIRST QUARTER ENDED JUNE 28, 2003

EXPLANATORY NOTE

This Form 10-Q/A amends Part 1, Item 1 and Part II, Item 6, of our Quarterly Report on Form 10-Q for the period ended June 28, 2003, as filed with the Securities and Exchange Commission on August 4, 2003 (the “2004 First Quarter Report”). This Form 10-Q/A does not reflect events that occurred after the filing of the 2004 First Quarter Report or modify or update those disclosures to reflect any subsequent events. Except as set forth in Part 1, Item 1 and Part II, Item 6, we have not made any changes to, nor updated any disclosures contained in the 2004 First Quarter Report.

As discussed in Note 2A to our Consolidated Financial Statements contained in this Form 10-Q/A, this Form 10-Q/A restates the balance sheet classification of outstanding debt under our revolving line of credit from long-term to current liabilities. Accounting principles require current classification of revolving lines of credit under which funds are borrowed when the line of credit contains both a lock-box arrangement, whereby remittances to the lock-box automatically pay down the outstanding revolving line of credit, and loan terms that allow the lender to declare the loan in default on a subjective basis. This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement. Our revolving line of credit, which matures on November 13, 2005, contains such features. Accordingly, the accompanying Consolidated Financial Statements have been restated to reclassify outstanding borrowings under the revolving line of credit from long-term to current liabilities. This change in balance sheet classification does not affect our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecast in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

INDEX

Page(s)

Part I. Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Statements of Operations and Comprehensive Income (Loss) for the First Quarter Ended June 28, 2003 and June 30, 2002	4
Consolidated Balance Sheets as of June 28, 2003 and March 31, 2003 (Restated)	5
Consolidated Statements of Cash Flows for the Three Months Ended June 28, 2003 and June 30, 2002	6
Notes to Consolidated Financial Statements	7-11
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	12
Signatures	13
Index to Exhibits	14

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended

	June 28,	June 30,
	2003	2002

Product Sales	$8,024	$9,499
Service Sales	4,570	4,735

Net Sales	12,594	14,234

Cost of Products Sold	6,036	7,024
Cost of Services Sold	3,450	4,015

Total Cost of Products and Services Sold	9,486	11,039

Gross Profit	3,108	3,195

Selling, Marketing, and Warehouse Expenses	2,076	2,099
Administrative Expenses	838	1,003

Total Operating Expenses	2,914	3,102

Operating Income	194	93

Interest Expense	103	245
Other Income	(95)	(7)

Total Other Expense	8	238

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	186	(145)
Provision for Income Taxes	8	—

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	178	(145)
Cumulative Effect of a Change in Accounting Principle	—	(6,472)

Net Income (Loss)	178	(6,617)
Other Comprehensive Income:
Currency Translation Adjustment	96	85

Comprehensive Income (Loss)	$274	$(6,532)

Basic and Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.03	$(0.02)
From Cumulative Effect of a Change in Accounting Principle	—	(1.06)

Total Basic and Diluted Earnings (Loss) Per Share	$0.03	$(1.08)

Average Shares Outstanding (in thousands)	6,180	6,127

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

	(Restated, see Note 2A)

	(Unaudited)
	June 28,	March 31,
	2003	2003

ASSETS
Current Assets:
Cash	$135	$114
Accounts Receivable, less allowance for doubtful accounts of $118 and $114 as of June 28, 2003 and March 31, 2003, respectively	6,158	6,879
Other Receivables	162	159
Finished Goods Inventory, net	2,732	2,842
Income Taxes Receivable	314	799
Prepaid Expenses and Deferred Charges	581	454

Total Current Assets	10,082	11,247
Property, Plant and Equipment, net	2,439	2,556
Goodwill	2,524	2,524
Deferred Charges	165	197
Other Assets	234	234

Total Assets	$15,444	$16,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,215	$3,738
Accrued Payrolls, Commissions and Other	1,188	1,862
Income Taxes Payable	100	100
Deposits	64	64
Current Portion of Term Loan	666	666
Revolving Line of Credit	3,990	5,248

Total Current Liabilities	10,223	11,678
Term Loan, less current portion	542	668
Deferred Compensation	156	170
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	12,465	14,060

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,301,689 and 6,296,000 shares issued as of June 28, 2003 and March 31, 2003, respectively; 6,182,331 and 6,176,642 shares outstanding as of June 28, 2003 and March 31, 2003, respectively	3,151	3,148
Capital in Excess of Par Value	3,035	3,031
Warrants	518	518
Accumulated Other Comprehensive Loss	(139)	(235)
Retained Deficit	(3,133)	(3,311)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	2,979	2,698

Total Liabilities and Stockholders’ Equity	$15,444	$16,758

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended

	June 28,	June 30,
	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$178	$(6,617)
Cumulative Effect of a Change in Accounting Principle	—	6,472

Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	178	(145)
Adjustments to Reconcile Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle to Net Cash Provided by Operating Activities:
Depreciation and Amortization	436	521
Provision for Doubtful Accounts Receivable and Returns	(70)	—
Common Stock Expense	7	—
Other	—	18
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	718	1,661
Inventories	110	167
Income Taxes Receivable / Payable	485	1
Prepaid Expenses, Deferred Charges, and Other	(280)	(101)
Accounts Payable	477	(1,079)
Accrued Payrolls, Commissions, and Other	(604)	(715)
Deposits	—	(64)
Deferred Compensation	(14)	(14)

Net Cash Provided by Operating Activities	1,443	250

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(134)	(195)

Net Cash Used in Investing Activities	(134)	(195)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,259)	201
Payments on Long-Term Borrowings	(125)	(675)

Net Cash Used in Financing Activities	(1,384)	(474)

Effect of Exchange Rate Changes on Cash	96	85

Net Increase (Decrease) in Cash	21	(334)
Cash at Beginning of Period	114	508

Cash at End of Period	$135	$174

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

Basis of Presentation

Our unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended March 31, 2003 as reported in our 2003 Annual Report on Form 10-K/A filed with the SEC.

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

NOTE 2A — RESTATEMENT

We have restated the classification of our outstanding debt under our revolving line of credit from long-term to current liabilities on our Consolidated Balance Sheets as of June 28, 2003 and March 31, 2003. EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires current classification of revolving lines of credit under which funds are borrowed when the revolving line of credit contains both loan terms that allow the lender to declare the loan in default on a subjective basis and a lock-box arrangement, whereby remittances to the lock-box automatically pay down the outstanding revolving line of credit. This accounting treatment is required regardless of the legal maturity date of the revolving line of credit arrangement. Our revolving line of credit, which matures on November 13, 2005, contains such features. Accordingly, the Consolidated Financial Statements have been restated to reclassify outstanding borrowings under the revolving line of credit from long-term to current liabilities. This change in balance sheet classification does not affect our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The following table reflects the effect of the reclassification of the revolving line of credit on our Consolidated Balance Sheets. The revolving line of credit was previously reported in long-term debt on our Consolidated Balance Sheets and has been reclassified to a separate line.

	As Previously Reported		As Restated
	June 28,	March 31,	June 28,	March 31,
	2003	2003	2003	2003
Current Portion of Long-Term Debt	$666	$666	$—	$—
Current Portion of Term Loan	$—	$—	$666	$666
Revolving Line of Credit	$—	$—	$3,990	$5,248
Total Current Liabilities	$6,233	$6,430	$10,223	$11,678
Long-Term Debt, less current portion	$4,532	$5,916	$—	$—
Term Loan, less current portion	$—	$—	$542	$668
Total Liabilities	$12,465	$14,060	$12,465	$14,060

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

The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10 million. As of June 28, 2003, Transcat borrowed $4.1 million under the revolving line of credit. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of June 28, 2003, availability amounted to $6.1 million. The Credit Agreement has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were not in violation of any loan covenants as of June 28, 2003. Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of July 31, 2003, or up to 80% of the Loan at the 30-day LIBOR, 1.10% as of July 31, 2003, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 3% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated in its first year and 1% if terminated thereafter, prior to November 13, 2005. The Credit Agreement requires both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These requirements result in a short-term classification of the revolving line of credit in accordance with EITF No. 95-22, as discussed above in Note 2A.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)	Exhibits.

See Index to Exhibits. The Index to Exhibits attached to this Form 10-Q/A supplements the Index to Exhibits contained in the 2004 First Quarter Report.

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

TRANSCAT, INC.

Date: June 17, 2004	/s/ Carl E. Sassano Carl E. Sassano Chairman, President and Chief Executive Officer

Date: June 17, 2004	/s/ Charles P. Hadeed Charles P. Hadeed Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)	Section 1350 Certification