Form 10-Q/A
period 2003-09-27
TRANSCAT INC
filed 2004-06-21
CIK 99302

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

TRANSCAT, INC.
FORM 10-Q/A

SECOND QUARTER ENDED SEPTEMBER 27, 2003

EXPLANATORY NOTE

This Form 10-Q/A amends Part 1, Item 1 and Part II, Item 6, of our Quarterly Report on Form 10-Q for the period ended September 27, 2003, as filed with the Securities and Exchange Commission on October 31, 2003 (the “2004 Second Quarter Report”). This Form 10-Q/A does not reflect events that occurred after the filing of the 2004 Second Quarter Report or modify or update those disclosures to reflect any subsequent events. Except as set forth in Part 1, Item 1 and Part II, Item 6, we have not made any changes to, nor updated any disclosures contained in the 2004 Second Quarter Report.

As discussed in Note 2A to our Consolidated Financial Statements contained in this Form 10-Q/A, this Form 10-Q/A restates the balance sheet classification of outstanding debt under our revolving line of credit from long-term to current liabilities. Accounting principles require current classification of revolving lines of credit under which funds are borrowed when the line of credit contains both a lock-box arrangement, whereby remittances to the lock-bock automatically pay down the outstanding revolving line of credit, and loan terms that allow the lender to declare the loan in default on a subjective basis. This accounting treatment is required regardless of the legal maturity date of the revolving credit arrangement. Our revolving line of credit, which matures on November 13, 2005, contains such features. Accordingly, the accompanying Consolidated Financial Statements have been restated to reclassify outstanding borrowings under the revolving line of credit from long-term to current liabilities. This change in balance sheet classification does not affect our Consolidated Statements of Operations or Consolidated Statements of Cash Flows.

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

INDEX

Page(s)

Part I. Financial Information
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended September 27, 2003 and September 30, 2002	2
Consolidated Balance Sheets as of September 27, 2003 and March 31, 2003 (Restated)	3
Consolidated Statements of Cash Flows for the Six Months Ended September 27, 2003 and September 30, 2002	4
Notes to Consolidated Financial Statements	5-9
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K	10
Signatures	11
Index to Exhibits	12

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	27, 2003	30, 2002	27, 2003	30, 2002

Product Sales	$7,620	$9,832	$15,632	$19,331
Service Sales	4,276	4,613	8,859	9,348

Net Sales	11,896	14,445	24,491	28,679

Cost of Products Sold	5,427	7,197	11,389	14,221
Cost of Services Sold	2,986	3,939	6,420	7,954

Total Cost of Products and Services Sold	8,413	11,136	17,809	22,175

Gross Profit	3,483	3,309	6,682	6,504

Selling, Marketing, and Warehouse Expenses	1,984	1,935	4,154	4,034
Administrative Expenses	1,283	973	2,122	1,976

Total Operating Expenses	3,267	2,908	6,276	6,010

Operating Income	216	401	406	494

Interest Expense	64	138	143	383
Other Income	(34)	—	(105)	(7)

Total Other Expense	30	138	38	376

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	186	263	368	118
Benefit for Income Taxes	(169)	(246)	(162)	(246)

Income Before Cumulative Effect of a Change in Accounting Principle	355	509	530	364
Cumulative Effect of a Change in Accounting Principle	—	—	—	(6,472)

Net Income (Loss)	355	509	530	(6,108)
Other Comprehensive Income:
Currency Translation Adjustment	(25)	(90)	71	(5)

Comprehensive Income (Loss)	$330	$419	$601	$(6,113)

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.06	$0.08	$0.09	$0.06
From Cumulative Effect of a Change in Accounting Principle	—	—	—	(1.06)

Total Basic Earnings (Loss) Per Share	$0.06	$0.08	$0.09	$(1.00)

Average Shares Outstanding (in thousands)	6,255	6,136	6,234	6,132

Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.05	$0.08	$0.08	$0.06
From Cumulative Effect of a Change in Accounting Principle	—	—	—	(1.06)

Total Diluted Earnings (Loss) Per Share	$0.05	$0.08	$0.08	$(1.00)

Average Shares Outstanding (in thousands)	6,726	6,136	6,624	6,132

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

	(Restated, see Note 2A)

	(Unaudited)
	September	March
	27, 2003	31, 2003

ASSETS
Current Assets:
Cash	$102	$114
Accounts Receivable, less allowance for doubtful accounts of $116 and $114 as of September 27, 2003 and March 31, 2003, respectively	6,100	6,879
Other Receivables	378	159
Finished Goods Inventory, net	3,216	2,842
Income Taxes Receivable	484	799
Prepaid Expenses and Deferred Charges	594	454

Total Current Assets	10,874	11,247
Property, Plant and Equipment, net	2,293	2,556
Goodwill	2,524	2,524
Deferred Charges	129	197
Other Assets	244	234

Total Assets	$16,064	$16,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,655	$3,738
Accrued Payrolls, Commissions and Other	1,273	1,812
Income Taxes Payable	100	100
Deposits	64	64
Current Portion of Term Loan	595	666
Revolving Line of Credit	4,894	5,248

Total Current Liabilities	10,581	11,628
Term Loan, less current portion	322	668
Deferred Compensation	307	220
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	12,754	14,060

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,304,915 and 6,296,000 shares issued as of September 27, 2003 and March 31, 2003, respectively; 6,185,557 and 6,176,642 shares outstanding as of September 27, 2003 and March 31, 2003, respectively	3,152	3,148
Capital in Excess of Par Value	3,038	3,031
Warrants	518	518
Accumulated Other Comprehensive Loss	(164)	(235)
Retained Deficit	(2,781)	(3,311)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	3,310	2,698

Total Liabilities and Stockholders’ Equity	$16,064	$16,758

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended

	September	September
	27, 2003	30, 2002

Cash Flows from Operating Activities:
Net Income (Loss)	$530	$(6,108)
Cumulative Effect of a Change in Accounting Principle	—	6,472

Net Income Before Cumulative Effect of a Change in Accounting Principle	530	364
Adjustments to Reconcile Net Income Before Cumulative Effect of a Change in Accounting Principle to Net Cash Provided by Operating Activities:
Depreciation and Amortization	833	801
Provision for Doubtful Accounts Receivable and Returns	(72)	88
Common Stock Expense	11	14
Deferred Revenue - MAC	—	(107)
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	560	1,325
MAC Escrow and Holdback	—	75
Inventories	(374)	578
Income Taxes Receivable / Payable	315	(245)
Prepaid Expenses, Deferred Charges, and Other	(415)	(53)
Accounts Payable	(83)	(858)
Accrued Payrolls, Commissions, and Other	(467)	(653)
Deposits	—	(239)
Deferred Compensation	87	(28)

Net Cash Provided by Operating Activities	925	1,062

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(237)	(207)

Net Cash Used in Investing Activities	(237)	(207)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(354)	(795)
Payments on Long-Term Borrowings	(417)	(334)

Net Cash Used in Financing Activities	(771)	(1,129)

Effect of Exchange Rate Changes on Cash	71	(5)

Net Decrease in Cash	(12)	(279)
Cash at Beginning of Period	114	508

Cash at End of Period	$102	$229

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

Basis of Presentation

Our unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the year. The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the year ended March 31, 2003 contained in our 2003 Annual Report on Form 10-K/A filed with the SEC.

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

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended

	September	September	September	September
	27, 2003	30, 2002	27, 2003	30, 2002

Dilutive shares	471	—	390	—
Anti-dilutive shares	1,077	1,140	1,158	1,140

Total	1,548	1,140	1,548	1,140

Range of Exercise Prices per Share	$0.80-$4.75	$0.80-$8.50	$0.80-$4.75	$0.80-$8.50

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

NOTE 2A — RESTATEMENT

We have restated the classification of our outstanding debt under our revolving line of credit from long-term to current liabilities on our Consolidated Balance Sheets as of September 27, 2003 and March 31, 2003. EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires current classification of revolving lines of credit under which funds are borrowed when the revolving line of credit contains both loan terms that allow the lender to declare the loan in default on a subjective basis and a lock-box arrangement, whereby remittances to the lock-box automatically pay down the outstanding revolving line of credit. This accounting treatment is required regardless of the legal maturity date of the revolving line of credit arrangement. Our revolving line of credit, which matures on November 13, 2005, contains such features. Accordingly, the Consolidated Financial Statements have been restated to reclassify outstanding borrowings under the revolving line of credit from long-term to current liabilities. This change in balance sheet classification does not affect our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The following table reflects the effect of the reclassification of the revolving line of credit on our Consolidated Balance Sheets. The revolving line of credit was previously reported in long-term debt on our Consolidated Balance Sheets and has been reclassified to a separate line.

	As Previously Reported		As Restated
	September 27,	March 31,	September 27,	March 31,
	2003	2003	2003	2003
Current Portion of Long-Term Debt	$595	$666	$—	$—
Current Portion of Term Loan	$—	$—	$595	$666
Revolving Line of Credit	$—	$—	$4,894	$5,248
Total Current Liabilities	$5,687	$6,380	$10,581	$11,628
Long-Term Debt, less current portion	$5,216	$5,916	$—	$—
Term Loan, less current portion	$—	$—	$322	$668
Total Liabilities	$12,754	$14,060	$12,754	$14,060

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

See Index to Exhibits. The Index to Exhibits attached to this Form 10-Q/A supplements the Index to Exhibits contained in the 2004 Second Quarter Report.

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