Form 10-Q/A
period 2003-12-27
TRANSCAT INC
filed 2004-06-21
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

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

TRANSCAT, INC.
FORM 10-Q/A

THIRD QUARTER ENDED DECEMBER 27, 2003

EXPLANATORY NOTE

This Form 10-Q/A amends Part 1, Item 1 and Part II, Item 6, of our Quarterly Report on Form 10-Q for the period ended December 27, 2003, as filed with the Securities and Exchange Commission on January 30, 2004 (the “2004 Third Quarter Report”). This Form 10-Q/A does not reflect events that occurred after the filing of the 2004 Third Quarter Report or modify or update those disclosures to reflect any subsequent events. Except as set forth in Part 1, Item 1 and Part II, Item 6, we have not made any changes to, nor updated any disclosures contained in the 2004 Third Quarter Report.

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

INDEX

			Page(s)
Part I.	Financial Information

	Item 1.	Consolidated Financial Statements (unaudited):

		Consolidated Statements of Operations and Comprehensive (Loss) Income for the Third Quarter Ended and Nine Months Ended December 27, 2003 and December 31, 2002	2

		Consolidated Balance Sheets as of December 27, 2003 and March 31, 2003 (Restated)	3

		Consolidated Statements of Cash Flows for the Nine Months Ended December 27, 2003 and December 31, 2002	4

		Notes to Consolidated Financial Statements	5-9

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	10

Signatures			11

Index to Exhibits			12

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

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share And Per Share Amounts)

	(Restated, see Note 2A)

	(Unaudited)
	December 27,	March 31,
	2003	2003
ASSETS
Current Assets:
Cash	$341	$114
Accounts Receivable, less allowance for doubtful accounts of $70 and $114 as of December 27, 2003 and March 31, 2003, respectively	6,529	6,879
Other Receivables	208	159
Finished Goods Inventory, net	4,930	2,842
Income Taxes Receivable	484	799
Prepaid Expenses and Deferred Charges	879	454

Total Current Assets	13,371	11,247
Property, Plant and Equipment, net	2,113	2,556
Goodwill	2,524	2,524
Deferred Charges	168	197
Other Assets	244	234

Total Assets	$18,420	$16,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,708	$3,738
Accrued Payrolls, Commissions and Other	1,140	1,812
Income Taxes Payable	100	100
Deposits	62	64
Current Portion of Term Loan	585	666
Revolving Line of Credit	6,642	5,248

Total Current Liabilities	13,237	11,628
Term Loan, less current portion	207	668
Deferred Compensation	228	220
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	15,216	14,060

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,307,974 and 6,296,000 shares issued as of December 27, 2003 and March 31, 2003, respectively; 6,188,616 and 6,176,642 shares outstanding as of December 27, 2003 and March 31, 2003, respectively	3,154	3,148
Capital in Excess of Par Value	3,102	3,031
Warrants	518	518
Accumulated Other Comprehensive Loss	(116)	(235)
Retained Deficit	(3,001)	(3,311)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	3,204	2,698

Total Liabilities and Stockholders’ Equity	$18,420	$16,758

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

NOTE 2A — RESTATEMENT

We have restated the classification of our outstanding debt under our revolving line of credit from long-term to current liabilities on our Consolidated Balance Sheets as of December 27, 2003 and March 31, 2003. EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires current classification of revolving lines of credit under which funds are borrowed when the revolving line of credit contains both loan terms that allow the lender to declare the loan in default on a subjective basis and a lock-box arrangement, whereby remittances to the lock-box automatically pay down the outstanding revolving line of credit. This accounting treatment is required regardless of the legal maturity date of the revolving line of credit arrangement. Our revolving line of credit, which matures on November 13, 2005, contains such features. Accordingly, the Consolidated Financial Statements have been restated to reclassify outstanding borrowings under the revolving line of credit from long-term to current liabilities. This change in balance sheet classification does not affect our Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The following table reflects the effect of the reclassification of the revolving line of credit on our Consolidated Balance Sheets. The revolving line of credit was previously reported in long-term debt on our Consolidated Balance Sheets and has been reclassified to a separate line.

	As Previously Reported		As Restated
	December 27,	March 31,	December 27,	March 31,
	2003	2003	2003	2003
Current Portion of Long-Term Debt	$585	$666	$—	$—
Current Portion of Term Loan	$—	$—	$585	$666
Revolving Line of Credit	$—	$—	$6,642	$5,248
Total Current Liabilities	$6,595	$6,380	$13,237	$11,628
Long-Term Debt, less current portion	$6,849	$5,916	$—	$—
Term Loan, less current portion	$—	$—	$207	$668
Total Liabilities	$15,216	$14,060	$15,216	$14,060

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

See Index to Exhibits. The Index to Exhibits attached to this Form 10-Q/A supplements the Index to Exhibits contained in the 2004 Third Quarter Report.

b)	Reports on Form 8-K.
The following reports on Form 8-K were filed during the quarter for which this report is filed:

(1)	Report dated October 20, 2003 reporting on Item 7, Financial Statement and Exhibits, and Item 12, Results of Operations and Financial Condition. This report furnished our press release regarding 2003 second quarter financial results.

(2)	Report dated October 29, 2003 reporting on Item 5, Other Events, and Item 7, Financial Statement and Exhibits. This report filed our press release regarding Carl E. Sassano’s election as Chairman of the Board.

(3)	Report dated November 20, 2003 reporting on Item 7, Financial Statement and Exhibits, and Item 12, Results of Operations and Financial Condition. This report furnished our press release announcing our invitation to present at the Western New York Investor Conference in Buffalo, New York.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 17, 2004	/s/ Carl E. Sassano
Carl E. Sassano Chairman, President and Chief Executive Officer
Date: June 17, 2004	/s/ Charles P. Hadeed
Charles P. Hadeed Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32)	Section 1350 Certification