Form 10-K
period 2004-03-27
TRANSCAT INC
filed 2004-06-21
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 27, 2004

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 000-3905

Transcat, Inc.

(Exact name of registrant as specified in its charter)

Ohio	16-0874418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Vantage Point Drive, Rochester, New York (Address of principal executive offices)	14624 (Zip Code)

(585) 352-7777

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.50 par value per share

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     or     No     ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant on September 27, 2003 (the last business day of the registrant’s most recently completed second quarter) was approximately $17,072,000. The market value calculation was determined using the closing sale price of the Registrant’s Common Stock on September 27, 2003, as reported on the NASDAQ SmallCap Market System.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ☐     or     No     ☑

      The number of shares of Common Stock of the Registrant outstanding as of June 16, 2004 was 6,237,465.

DOCUMENTS INCORPORATED BY REFERENCE

      The information required by Part III, Items 10, 11, 12, 13 and 14, of this Report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on August 17, 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

PART I.

ITEM 1.     BUSINESS

     FORWARD-LOOKING STATEMENTS

      This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecast in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

     INTRODUCTION

      Transcat is a leading global distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services primarily throughout the process, life science, and manufacturing industries. Our reportable business segments offer different products and services to the same customer base. We conduct our business through two segments: Distribution Products and Calibration Services.

      Through our distribution products segment, we market and distribute national and proprietary brand instruments to approximately 12,000 global customers. Our catalog (“Master Catalog”) offers access to more than 25,000 instruments, including: calibrators, deadweight testers, temperature devices, multimeters, oscilloscopes, pressure pumps, testers, recorders, and related accessories, from nearly 250 of the industry’s leading manufacturers including Fluke, Hart Scientific, Agilent, Ametek, and GE-Druck. In addition, we are the exclusive worldwide distributor for Altek and Transmation products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most exacting measurements.

      Through our calibration services segment, we offer precise, reliable, fast calibration services through our ten Calibration Centers of Excellence strategically located across the United States and Canada to approximately 9,000 customers. To support our customers’ calibration service needs, we deliver the industry’s highest quality calibration services and repairs. Each of our calibration laboratories is ISO-9001:2000 registered with Underwriter’s Laboratories, Inc. and our scope of accreditation to ISO/ IEC 17025 is the widest in the industry for the market segments we serve. See “Calibration Services Segment – Quality” below in Item 1 for more information.

      CalTrak™, our proprietary documentation and asset management system, is used to manage the workflow at our Calibration Centers of Excellence. Additionally, CalTrak™ provides calibration certificates, calibration data, and access to other key documents required in the calibration process. CalTrak™ has been validated to 21CFR 820.75, which substantiates the validation of our process. This validation is especially significant in the life science industry, where federal regulations are especially stringent. See CalTrak™ below in Item 1 for more information.

      At Transcat, our attention to quality goes beyond the products and services we deliver. Our sales teams and customer service and support team stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it.

      Our top 200 customers, representing approximately 34% of our consolidated sales are Fortune 500/ Global 500 companies, including Wyeth, Merck, DuPont, Exxon Mobil, AK Steel Holding, ConocoPhillips, Dow Chemical, and Duke Energy. We believe these customers do business with us because of our commitment to quality service, our CalTrak™ asset management system, and access to our product offering.

      Transcat has focused on the process and life science markets since its founding, 40 years ago. We are the leading seller of calibrators into the process industry. We believe that our broad product offering and our commitment to quality calibration services is the foundation for deeper penetration into the process and life science markets.

      Transcat’s Internet website address is www.transcat.com. The information contained on our website is not a part of this Form 10-K. On our investor relations internet web page, http://www.transcat.com/ AboutTranscat/InvestorRelations.asp, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”): annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our investor relations web page are available free of charge.

      An Ohio corporation founded in 1964, we are headquartered in Rochester, New York and employ more than 200 personnel. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

STRATEGY

      We are an accredited provider of calibration services and a distributor of test and measurement equipment. Our strategy is to focus on gaining business and market share in companies who value quality systems and/or operate in regulated environments. We will differentiate ourselves and build barriers to competitive entry by offering the best products and calibration services and integrating the two to benefit our customers’ operations and lower their cost.

SEGMENTS

      We service our customers through two business segments: Distribution Products and Calibration Services. We serve approximately 17,000 customers with no customer or controlled group of customers accounting for 10% or more of our consolidated net sales from fiscal year 2002 to 2004. We are not dependent on any single customer the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations. Note 8 of our Consolidated Financial Statements in this Form 10-K presents financial information for these segments.

      We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, a direct field sales organization, proactive outbound sales, and an inbound call center. Our direct field sales team, outbound sales team, and inbound sales team are each staffed with technically trained personnel. Our domestic and international sales organization covers territories in North America, Latin America, Europe, Africa, Asia, and the Middle East. We concentrate on attracting new customers and increasing product and calibration sales (North America only) to existing customers. Sales efforts are also focused on cross selling. Approximately 23% of our customers utilize both segments of our business, which provides us with an opportunity to increase our average revenue per customer, adding to our value as a single source supplier. Our sales to customers during the periods indicated were as follows (calculated on dollars in millions):

	FY 2004	FY 2003

United States	84%	84%
Canada	9%	9%
Other International	7%	7%

Total	100%	100%

      We focus primarily on the process, life science, and manufacturing industries. Process manufacturing has been and continues to be the foundation of our core business competency. The process industry, in our definition, includes petroleum refining, chemical, water treatment, industrial power, steel, petrochemical, gas and pipeline, textile, pulp and paper, food and dairy, and utility companies. The life science industry, in our definition, includes pharmaceutical and biotechnology companies, medical device manufacturers, and healthcare service providers. The approximate percentage of our business in these industry segments for our largest customers is as follows:

	FY 2004	FY 2003

Process	38%	43%
Life Science	20%	19%
Manufacturing	11%	11%
Other	31%	27%

Total	100%	100%

DISTRIBUTION PRODUCTS SEGMENT

      Summary. Our customers’ facilities in the process, life science, and manufacturing industries use test, measurement, and calibration equipment to calibrate and test their processes and ensure that their processes and/or end product(s) are within specification. Utilization of such diagnostic equipment also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial distribution products industry for test and measurement instrumentation, in the geographic markets in which we predominately operate, is characterized by national broad based distribution organizations and uniquely focused organizations such as Transcat.

      Most industrial customers find that maintaining an in-house inventory of back-up test, measurement, and calibration equipment is cost prohibitive due to the large number of stock keeping units. As a result, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small quantity orders combined with a need for rapid, reliable, and substantially complete order fulfillment. The purchasing decision is generally made by plant engineers, quality managers, or their purchasing function. Products are generally purchased from more than one distributor.

      The majority of our products are not consumables but are purchased as replacement, upgrades, or for expansion of manufacturing and research and development facilities. Our catalog and sales activities are designed to maintain a constant presence in front of the customer to ensure we write the order when they are ready. As a result, we evaluate sales trends over at least a four quarter period as any individual months’ sales can be impacted by any number of factors.

      We believe that a distribution product customer chooses a distributor based on a number of different criteria including the timing and accurate delivery of orders, consistent product quality, value added services, and price. Value added services include providing technical support to insure our customer receives the right product for his/her specific need through application knowledge and product compatibility. We also provide calibration of product purchases, on-line procurement, same day shipment of products for in-stock items, a variety of custom product offerings and training programs, and the operational efficiency of dealing with one distributor for our customer product needs.

      Our distribution products segment accounted for approximately 66% of our revenue in our fiscal year ended March 27, 2004, referred to as fiscal year 2004, which we anticipate declining as a percentage of total sales as a result of the targeted higher growth rates in calibration. Within the distribution products segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which typically average $950 per order.

      Marketing and Sales. Through our comprehensive Master Catalog, supplemental catalogs, opt-in email newsletter, and other direct sales and marketing programs, we offer our customers a broad selection of highly nationally recognized branded products at competitive prices. During fiscal year 2004, we distributed approximately 400,000 pieces of direct marketing materials including catalogs, flyers, supplements and other promotional materials to approximately 17,000 customers and 275,000 potential customers. The number of catalogs and other direct marketing materials received by each customer depends upon a number of factors, including purchase history.

      Through our comprehensive catalogs and other direct marketing and sales promotions, we offer customers a broad product selection. Approximately 10,000 instruments account for the majority of our sales. The instruments typically range in price from $100 to over $5,000 for large calibration test systems and are sold and marketed to approximately 9,000 customers in the process, life science, and manufacturing markets.

      The majority of our product sales are derived from catalog marketing. Our Master Catalog consists of approximately 700 pages of products relevant to the process, life science, and manufacturing industries. We distribute our Master Catalog to approximately 75,000 existing and prospective customers in the United States and Canada approximately every 12 months. The Master Catalog provides standard make/model and related information and is also available in “CD” format upon request and on-line at our website: www.transcat.com. Our new customer acquisition program utilizes smaller catalog supplements targeting over 250,000 prospects, often featuring new products, promotions, or specific product categories are direct mailed at varying periods throughout the year.

      The approximate percentage of our distribution products business by industry segment for our largest customers is as follows:

	FY 2004	FY 2003

Process	40%	49%
Life Science	15%	15%
Manufacturing	7%	8%
Other	38%	28%

Total	100%	100%

      Competition. The markets we serve are highly competitive. Competition for sales in distribution products is quite fragmented and ranges from large, well-financed national distributors and manufacturers to small local distribution organizations and service providers. Key competitive factors typically include customer service and support, quality, turn around time, inventory availability, product brand name, and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly trained technical application specialists. To maintain our competitive position with respect to such products and services, we must continually demonstrate our commitment to our customers and continue to compete effectively in the areas described above.

      Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement equipment. We frequently evaluate our purchase requirements and suppliers’ price offerings to obtain products at the best possible cost. We obtain our products from about 250 suppliers of brand name and private labeled equipment. In fiscal year 2004 our top 10 vendors accounted for approximately 70% of our aggregate business.

      We plan our product mix, including stocked and non-stocked inventory items, to best serve the needs of our customers whose individual purchases vary in size. We can ship our customers our top selling products the same day they are ordered.

      Operations. Our distribution operations take place within an approximate 27,000 square foot facility located in Rochester, New York. This location is our headquarters and also houses the customer service, sales, and administrative functions. Approximately 35,000 product orders are shipped from this facility annually with an average order size in fiscal year 2004 of approximately $950 per order. This average is consistent with recent years.

      Distribution. We distribute our products in the United States and internationally from our distribution center in Rochester, New York. Customers in Canada are serviced from our New York location as well as a re-distribution center in Eastern Canada. We maintain appropriate inventory levels in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock management information system. Our automated freight manifesting and laser bar code scanning facilitates prompt and accurate order fulfillment.

We ship our United States orders predominantly by a worldwide express carrier. International orders are shipped by a number of different carriers.

      Distribution Agreement. In fiscal year 2002, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of TPG products until December 25, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

      On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement extends through December 31, 2006. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. Our purchases for calendar year 2003 and 2002 met our commitment under the New Agreement and we expect that our purchases for calendar year 2004 will also meet the commitment. We believe that this commitment to future purchases is consistent with our business needs and plans. See “Divestitures” below in this Item 1 for more information.

      Backlog. Customer product orders include orders for products that we routinely stock in our inventory, as well as, customized products and other products ordered less frequently, which we do not stock.

      Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders required to be shipped at a future date, and orders on credit hold/awaiting letters of credit.

      At the end of fiscal year 2004, the value of our unshippable product orders was approximately $1.7 million, compared to approximately $1.4 million and $1.3 million at the end of fiscal years 2003 and 2002, respectively. During fiscal year 2004, the level of unshippable product orders varied between a low of $0.9 million and a high of $2.1 million. This variation is due primarily to seasonality, the economy, supplier delivery schedules, and variations in customer ordering patterns.

      The following graph shows the increased level of unshippable product orders and backorders throughout fiscal year 2004, on a quarterly basis.

CALIBRATION SERVICES SEGMENT

      Summary. Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some rigorously defined form. After the act of calibration has been completed, a decision is made, again based on rigorously defined parameters, on what is to be done to the unit. The decision may be to adjust, optimize, repair, limit its use, range or rating, scrap the unit, or leave as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements.

      Transcat’s calibration strategy encompasses either one of the two ways a company manages its calibration needs:

1)	If a company wishes to outsource its calibration needs, an “Integrated Calibration Services Solution” provides a complete wrap-around service:

•	Program management;
•	Calibration;
•	Logistics; and,
•	Consultation services.

2)	If a company has an in-house calibration operation, we can provide:

•	Calibration of primary standards;
•	Overflow capability either on-site or at one of our facilities during periods of high demand; and,
•	Consultation services.

      In either case, we intend to have the broadest calibration offering to our targeted markets. This includes the broadest scope of accreditation, certification of our technicians to the American Society for Quality standards, complete calibration management encompassing the entire metrology function, and access to our products offering.

      The billion-dollar commercial calibration services industry is extremely fragmented with an estimated 750 companies participating, ranging from national accredited organizations such as Transcat to one-person organizations, in addition to companies that do not currently outsource their calibrations. Our typical customer is a technically based individual who is employed in a quality, engineering, or manufacturing engineering position.

      The calibration services industry has its origins in the military, and we estimate that approximately 60% of our calibration technicians and laboratory managers have calibration expertise with the military prior to joining Transcat.

      Sourcing decisions are based on quality, customer service, turn-around time, documentation, price, and a one-source solution.

      Our calibration services segment provides periodic calibration and repair services for our customers’ test, measurement, and diagnostic instruments. We perform over 100,000 calibrations annually. These are performed at one of our ten Calibration Centers of Excellence, or at the customer’s physical location. Calibration services accounted for approximately 34% of our total fiscal year 2004 revenue. We anticipate that calibration sales as a percentage of total sales will increase given the targeted higher growth rates in this segment.

      This segment of the market is critically aligned with our strategic focus on quality accreditations. Our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed below in “Quality”.

      Marketing and Sales. Calibration allows for maximum productivity and efficiency by assuring accurate, reliable equipment and processes. Through our calibration services segment, we perform periodic calibrations on new and used equipment as well as repair services for our customers. Each of our ten Calibration Centers of Excellence provides accredited calibration in commonly used measurement parameters including electrical, physical, and dimensional.

      Our calibration services are provided to our customers with a strategic focus in the highly regulated industries including process, life science, and manufacturing. Our quality process and standards are designed to meet the needs of companies that are highly regulated (e.g., by the Food and Drug Administration, or FDA), and/or have a strong commitment to quality and a comprehensive calibration program.

      The approximate percentage of our calibration services business by industry segments for our largest customers for the periods indicated was as follows:

	FY 2004	FY 2003

Process	33%	33%
Life Science	30%	26%
Manufacturing	18%	16%
Other	19%	25%

Total	100%	100%

      Competition. The calibration outsource industry is highly fragmented and is composed of companies ranging in size from non-accredited, sole proprietorships to internationally recognized and accredited corporations, such as Transcat, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that provide only basic measurements and service markets in which quality requirements may not be as demanding as the markets that we strategically target. Very few of these companies are structured to compete on the same scale and level of quality as us.

      Quality. The accreditation process is the only system currently in existence that assures measurement competence. Each laboratory is audited and reviewed by outside accreditation bodies proficient in the technical aspects of calibration, metrology, and physics, ensuring that measurements are properly made. Accreditation also requires that all standards used for accredited measurements have a fully documented path; known as the traceability chain, either directly or through other accredited laboratories, back to the national or international standard for that measurement parameter. This ensures proper measurement techniques throughout the process.

      To ensure the quality and consistency of our calibrations to customers, we have sought and achieved several national levels of quality and accreditation. Our calibration laboratories are ISO 9001:2000 registered with Underwriters Laboratories, Inc. Our calibrations are also traceable to National Institute of Standards and Technology (“NIST”) or National Research Council of Canada (“NRC”) standards. Our laboratories are accredited by American Association for Laboratory Accreditation (“A2LA”) to ISO/ IEC 17025 and ANSI/ NCSL Z540-1-1994, who provides an objective, third party, and internationally accepted evaluation of the quality and consistency of our calibration process and competency.

      To provide the widest range of service to our customers in our target markets, our A2LA accreditations extend across a wide range of technical disciplines, each requiring and meeting separate and unique accreditation standards. The following table represents Transcat’s capabilities (accredited and/or non-accredited) for each Center of Excellence:

	Electrical Disciplines					Physical Disciplines

Primary
	Electrical			RF/	Luminance/		Chemical/	Particle		Gas
	Standards	DC/ACLF	HF/UHF	Microwave	Illuminance	Flow	Biological	Counters	Force	Analysis

Boston		x	x				x
Charlotte		x	x				x		x	x
Dayton		x	x				x		x
Houston	x	x	x	x			x
Los Angeles		x	x	x			x		x
Ottawa		x	x	x					x
Philadelphia		x	x	x	x	x	x		x	x
Rochester		x	x	x			x		x
San Francisco		x	x				x
St. Louis		x	x				x	x	x

Dimensional
	Physical Disciplines							Disciplines

	Relative	Mass	Pressure,			RPM,	Vibration,
	Humidity	Weight	Vacuum	Torque	Temperature	Speed	Acceleration	Length	Optics

Boston		x	x	x	x	x		x
Charlotte		x	x	x	x	x		x	x
Dayton	x	x	x	x	x	x		x
Houston		x	x	x	x	x		x	x
Los Angeles	x	x	x	x	x	x		x	x
Ottawa	x	x	x	x	x	x		x
Philadelphia	x	x	x	x	x	x	x	x	x
Rochester	x	x	x	x	x	x		x
San Francisco	x	x	x	x	x	x		x	x
St. Louis	x	x	x	x	x	x		x

      CalTrak™. CalTrak™ and CalTrak-Online is our proprietary metrology management system that provides a comprehensive calibration quality program. Many of our customers have unique calibration service requirements to which we have tailored specific services. CalTrak™ allows our customers to track calibration cycles via the Internet and provides the customer with safe and secure off-site archive of calibration records that can be accessed 24 hours a day. Access to records data is managed through our secure password protected web site. Calibration assets are tracked with records that are automatically cross-referenced to the equipment that was used to calibrate. CalTrak™ has also been validated to meet the most stringent requirements within the industry.

CUSTOMER SERVICE AND SUPPORT

      Our breadth of distribution products and calibration services along with our strong commitment to customer sales, service, and support enable us to satisfy our customer needs through convenient selection and ordering, rapid, accurate, and complete order fulfillment and on-time delivery.

      A key element of our customer service approach is our technically trained direct field sales team, outbound sales team, inbound sales team, and customer service organization. Most customer orders are placed through our customer service organization who often provides technical assistance to our customers to facilitate the purchasing decision. To ensure the quality of service provided, we frequently monitor our customer service through customer surveys, interpersonal communication, and daily statistical reports.

      Customers may place orders by:

•	Mail at Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
•	Fax at 1-800-395-0543;
•	Telephone at 1-800-828-1470;
•	Email at sales@transcat.com; or,
•	Our website at www.transcat.com.

INFORMATION REGARDING EXPORT SALES

      Approximately 16% of our sales in fiscal year 2004, 2003, and approximately 17% in fiscal year 2002 resulted from sales to customers outside the United States (calculated on dollars in millions). Our percentage of foreign sales is impacted by the strength of the United States dollar in relation to other currencies. When the United States dollar is stronger than foreign currencies, we have historically had weaker foreign sales.

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

INFORMATION SYSTEMS

      We utilize a basic software platform, Application Plus, to manage our business and operations segments. We also utilize a turnkey enterprise software solution. This software includes a suite of fully integrated modules to manage our business functions, including customer service, warehouse management, inventory management, financial management, customer management, and business intelligence. This solution is a fully mature business package with over 20 years of refinement and currently supports over 1,200 organizations to run their mission critical operations.

DIVESTITURES

      During fiscal year 2002, we divested our Transmation Products Group (“TPG”) and the Measurement and Control (“MAC”) units (the “Divestitures”). Our strategic focus is now centered exclusively on our core competencies, which are the distribution of test, measurement, and calibration instrumentation and providing calibration services.

      In December 2001, we sold TPG to Fluke for $11.0 million. In connection with this agreement, we entered into a distribution agreement with Fluke that included an agreement to purchase a specific amount of inventory from Fluke. The distribution agreement was subsequently revised as of September 1, 2002, as previously noted above in “Distribution Products Segment – Distribution Agreement”. As a result of the terms of the distribution agreement, the gain on the sale of TPG of $1.5 million has been deferred (see “Deferred Gain on TPG” of Critical Accounting Policies and Estimates below in Item 7). As a result of the divestiture of TPG, we no longer incur R&D expense.

      In January 2002, we sold MAC to Hughes Corporation for $2.9 million and recorded a loss of $4.5 million on the sale in fiscal year 2002.

SEASONALITY

      We believe that our line of business has certain historical seasonal factors. Our fiscal second quarter is generally weaker and the fiscal fourth quarter historically stronger due to typical industrial operating cycles.

ENVIRONMENTAL MATTERS

      We believe that compliance with federal, state, or local provisions relating to the protection of the environment will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

      At the end of fiscal year 2004, we had 213 employees, compared to 222 and 247 employees at the end of fiscal years 2003 and 2002, respectively. The decrease from fiscal year 2002 to 2003 was primarily the result of positions eliminated as a result of laboratory consolidations.

EXECUTIVE OFFICERS

      The following table sets forth certain information regarding our executive officers and certain key employees as of March 27, 2004:

Name	Age	Position

Carl E. Sassano	54	Chairman, President and Chief Executive Officer
Charles P. Hadeed	54	Vice President of Finance and Chief Financial Officer
John A. De Voldre	55	Vice President of Human Resources
Robert C. Maddamma	61	Vice President of Lab Operations
Jay F. Woychick	47	Vice President of Marketing
Michael M. Mercurio	55	Vice President of Sales
William J. Huddle	55	Corporate Controller

ITEM 2.     PROPERTIES

      We lease the following properties:

		Approximate
Property	Location	Square Footage

Corporate Headquarters and Calibration Laboratory	Rochester, NY	27,250
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Philadelphia, NJ	8,550
Calibration Laboratory	Houston, TX	4,645
Calibration Laboratory	Los Angeles, CA	3,060
Calibration Laboratory	Ottawa, ON	4,159
Calibration Laboratory	San Francisco, CA	3,540
Calibration Laboratory	St. Louis, MO	4,000
Calibration Laboratory	Dayton, OH	3,417

      We also lease storage space in Chicago, Illinois and Toronto, Canada and office space in Shanghai, China. We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business.

ITEM 3.     LEGAL PROCEEDINGS

      In May 2002, our former Vice President of Finance sued us in New York State Supreme Court, Monroe County, alleging, among other items, that we breached the terms of his employment agreement with us when his employment was terminated. In November 2003, we settled the lawsuit for $0.2 million in order to avoid further litigation expenses.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of our stockholders during the quarter ended March 27, 2004.

PART II.

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

      Our Common Stock is traded on the NASDAQ SmallCap Market under the symbol “TRNS”. As of March 27, 2004, we had approximately 750 shareholders of record.

PRICE RANGE OF COMMON STOCK

      The following table sets forth, on a per share basis, for the periods indicated, the high and low reported sales prices of our Common Stock as reported on the NASDAQ SmallCap Market System for each quarterly period in fiscal years 2004 and 2003.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2004:
High	$1.64	$2.90	$3.40	$3.15
Low	$1.23	$1.49	$2.20	$2.40
Fiscal Year 2003:
High	$1.18	$1.30	$2.49	$2.30
Low	$0.82	$0.50	$0.65	$1.25

DIVIDENDS

      We have not declared any cash dividends since our inception and do not intend to pay any dividends for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

      The following table provides selected financial data for the current fiscal year and the previous four fiscal years (in thousands, except per share data): (See “Divestitures” in Item 1 for information regarding businesses divested in fiscal year 2002, which are included in the following table for fiscal years 2000 to 2002.)

	FY 2004	FY 2003	FY 2002	FY 2001	FY 2000

Statements of Operations Data:
Net Sales	$53,317	$57,172	$66,782	$76,881	$81,473
Cost of Sales	39,919	43,853	48,706	53,671	59,789

Gross Profit	13,398	13,319	18,076	23,210	21,684
Operating Expenses	13,091	12,850	24,081	20,258	21,563

Operating Income (Loss)	307	469	(6,005)	2,952	121
Interest Expense	434	657	1,432	2,523	2,930
Gain on Extinguishment of Debt	—	(1,593)	—	—	—
Other (Income) Expense	(288)	56	(206)	—	—

Income (Loss) Before Income Taxes	161	1,349	(7,231)	429	(2,809)
Benefit for Income Taxes	(192)	(408)	(600)	(84)	(319)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	353	1,757	(6,631)	513	(2,490)
Cumulative Effect of a Change in Accounting Principle (1)	—	(6,472)	—	—	—

Net Income (Loss)	$353	$(4,715)	$(6,631)	$513	$(2,490)

Share Data:
Basic Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.06	$0.29	$(1.08)	$0.09	$(0.42)
Basic Average Shares Outstanding	6,252	6,147	6,103	6,030	5,883
Closing Price Per Share	$2.40	$1.40	$1.13	$1.62	$3.00

	As of March

	27, 2004	31, 2003	31, 2002	31, 2001	31, 2000
		Restated(2)

Balance Sheets and Working Capital Data:
Inventory, net	$3,736	$2,842	$3,869	$8,399	$8,835
Properties, net	2,025	2,556	3,911	5,747	6,543
Goodwill	2,524	2,524	8,996	19,916	21,246
Total Assets	18,385	16,758	27,624	47,722	52,359
Depreciation and Amortization	1,299	2,047	4,086	4,546	4,808
Capital Expenditures	459	291	1,364	1,393	1,949
Revolving Line of Credit	6,441	5,248	6,817	9,104	10,593
Term Loan, current portion	668	666	1,016	3,980	2,700
Term Loan, less current portion	—	668	2,080	12,120	16,100
Shareholders’ Equity	3,428	2,698	6,764	13,329	12,814

(1)	In fiscal year 2003, we recorded a $6.5 million impairment from the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as a change in accounting principle. See Note 3 of our Consolidated Financial Statements for further disclosure.
(2)	Restated, See Note 1A to our Consolidated Financial Statements.

      Certain reclassifications of prior fiscal year financial information have been made to conform with current fiscal year presentation.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECLASSIFICATION OF AMOUNTS

      Certain reclassifications of prior fiscal year quarter and prior fiscal year financial information have been made to conform with current fiscal year quarter and current fiscal year presentation.

OVERVIEW

      Operational Overview. We are a leading distributor of professional grade test, measurement, and calibration equipment and provider of nationally recognized and accredited calibration services across a wide array of measurement disciplines.

      We operate our business through two reportable business segments that offer different products and services to the same customer base. Those two segments are Distribution Products and Calibration Services.

      In our distribution segment, our Master Catalog is widely recognized by both original equipment manufacturers and customers as the ultimate source for test and measurement equipment. Additionally, because we specialize in test and measurement equipment, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value added technical assistance to our customers to assist them in determining what product best meets their particular application requirements.

      Our strength in our calibration services segment is based upon our wide range of disciplines and our investment in the quality systems that are required in our targeted market segments. Our services range from the calibration of a single unit to managing a customer’s entire calibration program.

      Our revenue in our distribution products segment has been heavily impacted by the economic environment. As industrial customers curtailed capital and discretionary spending over much of the last eighteen months, our product sales were adversely impacted. Absent significant economic volatility, we do not see this segment of our business as high growth. The majority of our products are not consumables but our purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Year over year sales growth in any one month can be impacted by a number of factors.

      We believe our calibration services segment offers considerable growth opportunity and the potential for continuing revenue from established customers from what is typically an annual calibration cycle.

      We evaluate sales growth in both of our business segments against a four quarter trend analysis, not by analyzing any single quarter.

      Financial Overview. In fiscal year 2004, we were challenged early in the year with a difficult economic environment. We focused on controlling our costs, improving the productivity of our calibration laboratories and finding new ways to increase revenue. Our efforts were rewarded with improved performance throughout the year.

      Our gross margin overall improved by two points. Our products segment gross margin declined as we decided mid-year to enter new low margin market segments and to increase our promotional and pricing activity to increase revenue. The product revenue increase in the fiscal fourth quarter was directly impacted by those decisions. Although that revenue increase was achieved at a lower gross margin, we have increased our customer base and provided additional leads for our calibration services.

      We are very pleased with our eleven point increase in our calibration services gross profit margin resulting from our focus on expense control and productivity improvements. Calibration sales growth offers significant leverage on gross profit due to the relatively fixed nature of a calibration laboratory cost structure.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting principles or methods used in the preparation of financial statements. Note 1 of our Consolidated Financial Statements includes a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements. A summary of our most critical accounting policies follows:

      Revenue Recognition. Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. Our shipments are generally free on board (“FOB”) shipping point and our customers are generally invoiced for freight, shipping, and handling charges.

      Goodwill. On April 1, 2002, we adopted SFAS No. 142. Upon adopting SFAS 142, we were required to calculate the fair value of recorded goodwill. If the fair value of the goodwill does not exceed the carrying value of the goodwill, a write down of the remaining goodwill is necessitated. We evaluated the fair value of our goodwill and determined that a non-cash goodwill impairment of $6.5 million existed at April 1, 2002. Accordingly, in the first quarter of fiscal year 2003, we reported a $6.5 million charge as a cumulative effect of a change in accounting principle. We re-evaluated the fair value of our remaining goodwill, consistent with the provisions of SFAS No. 142, as of March 27, 2004 and March 31, 2003, and determined no further impairment existed. At March 27, 2004 and March 31, 2003 goodwill amounted to $2.5 million. A change in business could cause additional write-off or impairment.

      Deferred Catalog Costs. We amortize the cost of each Master Catalog mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, we may modify the period over which costs are recognized. In fiscal year 2002, we reduced our estimate of the productive life of our Master Catalog from 24 to 18 months, and recognized an additional $0.1 million in catalog related amortization expense. We amortize the cost of catalog supplements over a three month period. Total deferred catalog costs were $0.4 million at March 27, 2004. There were no deferred catalog costs at March 31, 2003.

      Deferred Gain on TPG. As a result of certain post divestiture commitments, according to GAAP, we are unable to recognize the gain of $1.5 million on the divestiture of TPG, which took place in fiscal year 2002, until those commitments expire in fiscal year 2007.

      Valuation Allowance on Deferred Tax Assets. A valuation allowance is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. A valuation allowance for the full amount of the net deferred tax asset was recorded at March 27, 2004 and March 31, 2003. Such valuation allowance increased by approximately $0.1 million, $1.1 million, and $2.4 million for the fiscal years 2004, 2003, and 2002, respectively.

      Stock Options. We follow the disclosure provisions of the Accounting Principle Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had exercise prices equal to the market value of the underlying Common Stock at grant date. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” requires pro forma disclosure of net income and earnings per share determined as of the fair value method of accounting for stock options had been applied in measuring compensation cost. If we had chosen to expense stock options, our stock-

based employee compensation expense for the fiscal years 2004, 2003, and 2002 would be $0.2 million, respectively, under the Black-Scholes option-pricing model. See Notes 1 and 7 of our Consolidated Financial Statements for further information regarding stock options.

      Use of Estimates. We make significant estimates and assumptions for, but not limited to: allowance for doubtful accounts and returns, inventory valuation, depreciable lives of assets, economic lives of leased assets, useful life and impairment of goodwill, estimated lives of our catalogs, and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. Our estimates will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates. The following table summarizes the more significant charges that require management estimates:

	For the Years Ended

	March 27,	March 31,	March 31,
	2004	2003	2002

Provision for doubtful accounts receivables and returns	$(0.1)	$(0.2)	$0.3
Provision for slow moving or obsolete inventory	$—	$—	$0.7
Depreciation of property, plant, and equipment	$1.0	$1.6	$2.0
Amortization and impairment of goodwill	$—	$—	$6.0
Amortization of Master Catalog costs	$0.3	$0.4	$0.9
Deferred tax valuation allowance provisions	$0.1	$1.1	$2.4
Restructuring provisions	$—	$—	$0.3

      Changes in Estimates. In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

      Off-Balance Sheet Arrangements. We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS

      The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations (calculated on dollars in thousands). Fiscal year 2002 includes amounts from businesses divested in fiscal year 2002. See “Divestitures” above in Item 1 and our Pro Forma Statements of Operations below in Item 7.

	FY 2004	FY 2003	FY 2002

Gross Profit Percentage:
Product Gross Profit	23.9%	26.9%	31.9%
Service Gross Profit	27.5%	15.9%	15.2%
Total Gross Profit	25.1%	23.3%	27.1%

As a Percentage of Net Sales:
Product Sales	66.4%	67.1%	71.4%
Service Sales	33.6%	32.9%	28.6%

Net Sales	100.0%	100.0%	100.0%

Selling, Marketing, and Warehouse Expenses	16.0%	14.5%	17.1%
Administrative Expenses	8.5%	7.9%	9.3%
Research and Development Costs	—	—	1.3%
Goodwill Amortization	—	—	1.7%
Goodwill Impairment	—	—	6.8%

Total Operating Expenses	24.5%	22.4%	36.2%

Operating Income (Loss)	0.6%	0.8%	(9.0)%
Interest Expense	0.8%	1.1%	2.1%
Gain on Extinguishment of Debt	—	(2.8)%	—
Other (Income) Expense	(0.5)%	0.1%	(0.3)%

Total Other Expense (Income)	0.3%	(1.6)%	1.8%

Income (Loss) Before Income Taxes	0.3%	2.4%	(10.8)%
Benefit for Income Taxes	(0.4)%	(0.7)%	(0.9)%

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	0.7%	3.1%	(9.9)%
Cumulative Effect of a Change in Accounting Principle	—	(11.3)%	—

Net Income (Loss)	0.7%	(8.2)%	(9.9)%

      Certain reclassifications of prior fiscal year financial information, and therefore the applicable percentages, have been made to conform with current fiscal year presentation.

FISCAL YEAR ENDED MARCH 27, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2003 (DOLLARS IN MILLIONS):

Sales:

	For the Years Ended

	March 27,	March 31,
	2004	2003

Net Sales:
Product	$35.4	$38.4
Service	17.9	18.8

Total	$53.3	$57.2

      Net sales decreased $3.9 million, or 6.8%, from fiscal year 2003 to 2004.

      Our product sales results, which accounted for 66.4% of our sales in fiscal year 2004 and 67.1% of our sales in fiscal year 2003, have positively reflected the impact of what we believe is an improved economic outlook, targeted sales efforts in new distribution channels, and customer response to our marketing programs. Our product sales have improved in relation to prior fiscal year quarter comparisons, as follows (calculated on dollars in millions):

	FY 2004

	Q4	Q3	Q2	Q1

Product Growth	15.6%	(7.0)%	(22.4)%	(15.8)%

      Customer product orders include orders for products that we routinely stock in our inventory, as well as, customized products and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders required to be shipped at a future date, and orders on credit hold and/or awaiting letters of credit. Our total unshippable orders increased by approximately $0.3 million, or 21.4% from fiscal year 2003 to 2004. We believe that the increase is primarily attributed to the increase in sales order volume in the fiscal fourth quarter and product order mix. The following table reflects our historical trend of product orders that are unshippable at the end of each fiscal quarter and the percentage of these orders that are backorders (calculated on dollars in millions):

	FY 2004				FY 2003

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total Unshippable Orders	$1.7	$1.6	$1.4	$1.0	$1.4	$1.0	$1.5	$1.0

% of Unshippable Orders that are Backorders	85.7%	82.5%	83.6%	83.8%	76.9%	82.0%	76.7%	78.0%

      Calibration services sales declined $0.9 million, or 4.8%, from fiscal year 2003 to 2004. The decline in calibration service sales is primarily attributable to calibrations previously conducted at three customer on site (“on-sites”) locations that were not renewed by these customers. We believe that such non-renewals resulted from, among other things, factors, such as the adverse economic circumstances in one such customers’ respective industry (telecommunications) and corporate sourcing decisions. As reported, our calibration service sales have declined in relation to the prior fiscal year quarter as follows (calculated on dollars in millions):

		FY 2004

	Q4	Q3	Q2	Q1

Calibration Service Growth	(2.0)%	(7.3)%	(7.3)%	(3.2)%

      Excluding these on-sites, and inclusive of the consolidation of four calibration laboratories into existing facilities in fiscal year 2003, our calibration service sales increased 3.6% from fiscal year 2003 to 2004 and have improved in relation to the prior fiscal year quarter as follows (calculated on dollars in millions):

		FY 2004

	Q4	Q3	Q2	Q1

Calibration Service Growth	3.7%	3.3%	1.5%	2.8%

Gross Profit:

	For the Years Ended

	March 27,	March 31,
	2004	2003

Gross Profit:
Product	$8.5	$10.3
Service	4.9	3.0

Total	$13.4	$13.3

      Gross profit increased as a percent of net sales from 23.3% in fiscal year 2003 to 25.1% in fiscal year 2004. This increase is solely attributable to the significant improvement in calibration service gross profit, and was constrained by the reduction in product gross profit.

      Product gross profit decreased $1.8 million from the prior fiscal year to the current fiscal year, or 2.8 points. Contributing factors to this 2.8 point decrease included our aggressive targeting of new channels of distribution that typically do not support the margins of our core customer base and an increased level of allowances to stimulate product sales. Our product gross profit ratio to sales can be impacted by a number of factors that can impact quarterly and annual comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases and cooperative advertising received from suppliers and reported as a reduction of cost of sales in accordance with Emerging Issues Task Force (“EITF”) 02-16 (see Note 1 to our Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2004				FY 2003

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Product Gross Profit	21.2%	21.5%	28.9%	26.3%	27.8%	27.0%	26.5%	26.3%

      Calibration service gross profit increased $1.9 million, or 11.4 points. This increase is a direct result of the laboratory consolidation implemented in fiscal year 2003 and improving laboratory efficiency. The following table reflects the quarterly historical trend of our calibration service gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2004				FY 2003

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Calibration Service Gross Profit	29.2%	26.2%	30.2%	23.9%	18.4%	15.6%	15.2%	14.9%

Operating Expenses:

	For the Years Ended

	March 27,	March 31,
	2004	2003

Operating Expenses:
Selling, Marketing, and Warehouse	$8.5	$8.3
Administrative	4.6	4.5

Total	$13.1	$12.8

      Operating expenses increased $0.3 million, or 2.3%, from fiscal year 2003 to 2004. Included in the current fiscal year’s operating expenses are $0.1 million of severance costs and a charge of $0.2 million to settle, rather than further litigate, a lawsuit brought against us by our former chief financial officer. In the prior fiscal year, operating expenses included $0.3 million in severance charges resulting from organizational restructuring and calibration laboratory consolidation.

Other Income (Expense):

	For the Years Ended

	March 27,	March 31,
	2004	2003

Other Expense (Income):
Interest Expense	$0.4	$0.6
Gain on Extinguishment of Debt	—	(1.6)
Other Expense (Income)	(0.3)	0.1

Total	$0.1	$(0.9)

      Other income recorded in the prior fiscal year was primarily the net gain recognized as a result of the restructuring of our senior debt and execution of our Credit Agreement in November 2002.

      Interest expense in fiscal year 2004 was reduced 33.3% from the prior fiscal year as a result of lower debt levels.

Taxes:

	For the Years Ended

	March 27,	March 31,
	2004	2003

Benefit for Income Taxes	$(0.2)	$(0.4)

      The benefit for income taxes recognizes the benefit derived from the utilization of net operating loss and foreign tax credit carry backs. We have not recognized any tax expense on income, net of certain small state payments. When calculating income tax expense or benefit, we recognize valuation allowances for deferred tax assets, which may not be realized using a “more likely than not” approach, which is more fully described in Note 5 to our Consolidated Financial Statements.

FISCAL YEAR ENDED MARCH 31, 2003 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2002:

      The following section compares the reported operating results prepared under GAAP for the twelve months ended March 31, 2003 to the twelve months ended March 31, 2002. The following section also compares the twelve months ended March 31, 2003 to the pro forma adjusted operating results of our ongoing operations for the twelve months ended March 31, 2002. The reconciliation of reported results which also adjusts for the effects of our gain on extinguishment of debt and the adoption of FAS 142 in fiscal year 2003. The pro forma fiscal year 2002 results have been adjusted for the events and transactions that are disclosed below in Pro Forma Statements of Operations in Item 7. To enhance comparability, management believes that the unaudited pro forma information for fiscal year 2002 provides additional information that is useful in analyzing the underlying business results. However, the pro forma operating results should be considered in addition to, not as a substitute for, reported results of operations. The unaudited pro forma information is not necessarily reflective of the results of operations had these events occurred at the beginning of fiscal year 2002, nor is it necessarily indicative of future results.

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

TRANSCAT, INC.

Reconciliation of Reported FY 2003 and FY 2002 Operating Results to

Adjusted FY 2003 and FY 2002 Ongoing Operations
(In Thousands, Unaudited)

	Twelve Months Ended March 31,			Twelve Months Ended March 31,

	2003	2003	2003	2002	2002	2002
	As	Adjust-	Adjusted	As	Adjust-	Adjusted
	Reported	ments	Ongoing	Reported	ments	Ongoing

Product Sales	$38,359	$—	$38,359	$47,653	$(6,298)	$41,355
Service Sales	18,813	—	18,813	19,129	—	19,129

Net Sales	57,172	—	57,172	66,782	(6,298)	60,484

Product Cost of Sales	28,033	—	28,033	32,507	(2,865)	29,642
Service Cost of Sales	15,820	—	15,820	16,199		16,199

Total Costs of Products and Services Sold	43,853	—	43,853	48,706	(2,865)	45,841

Gross Profit	13,319	—	13,319	18,076	(3,433)	14,643

Selling, Marketing, and Warehouse Expenses	8,311	—	8,311	11,387	(995)	10,392
Administrative Expenses	4,539	—	4,539	6,183	(91)	6,092
Research and Development Costs	—	—	—	901	(901)	—
Goodwill Amortization	—	—	—	1,102	(1,102)	—
Goodwill Impairment	—	—	—	4,508	(4,508)	—

Total Operating Expenses	12,850	—	12,850	24,081	(7,597)	16,484

Operating Income (Loss)	469	—	469	(6,005)	4,164	(1,841)
Interest Expense	657	—	657	1,432	(457)	975
Gain on Extinguishment of Debt	(1,593)	1,593	—	—	—	—
Other Expense (Income)	56	—	56	(206)	206	—

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	1,349	(1,593)	(244)	(7,231)	4,415	(2,816)
Benefit for Income Taxes	(408)	—	(408)	(600)	—	(600)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	1,757	(1,593)	164	(6,631)	4,415	(2,216)
Cumulative Effect of a Change in Accounting Principle	(6,472)	6,472	—	—	—	—

Net (Loss) Income	$(4,715)	$4,879	$164	$(6,631)	$4,415	$(2,216)

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

Gross Profit:

	For the Years Ended March 31,

			Pro Forma
	2003	2002	2002

Gross Profit:
Product	$10.3	$15.2	$11.7
Service	3.0	2.9	2.9

Total	$13.3	$18.1	$14.6

      Gross profit decreased $4.8 million, or 26.5%, from fiscal year 2002 to 2003. Excluding the Divestitures, which accounted for $3.5 million of the decline, gross profit decreased $1.3 million, or 8.9%, from fiscal year 2002 to 2003.

      On an as reported basis, inclusive of the Divestitures, gross profit on product sales decreased, as a percentage of product sales, from 31.9% in fiscal year 2002 to 26.9% in fiscal year 2003. Excluding the impact of the Divestitures, including manufacturing profit and certain other costs, explained in more detail in the Pro Forma Statements of Operations section of this report, gross profit on product sales decreased from 28.3% to 26.6%. This deterioration was largely attributed to product mix and an increased level of discounting necessary under the economic conditions.

      The following table presents the quarterly trend of product gross profit on an as reported basis and on a pro forma basis giving effect to the Divestitures, which were substantially completed by the end of the third quarter of fiscal year 2002 (calculated on dollars in millions). The fourth quarter of fiscal year 2002 includes both a $0.4 million inventory write-off and an incremental $0.4 million of manufacturing purchase rebate income over the fourth quarter of fiscal year 2003. The fourth quarter of fiscal year 2002 pro forma excludes the inventory write-off, as discussed above in the Pro Forma Statements of Operations in Item 7.

	Product Gross Profit %

	Q1	Q2	Q3	Q4	Total

FY 2003	26.3%	26.5%	27.0%	27.8%	26.9%
FY 2002	35.4%	33.2%	31.7%	26.8%	31.9%
FY 2002 Pro Forma	30.5%	28.7%	22.5%	31.3%	28.3%

      Calibration services gross profit, as a percentage of service sales, increased from 15.2% in fiscal year 2002 to 16.5% in fiscal year 2003. Calibration gross profit has begun to yield the benefit of cost restructuring initiatives implemented in late fiscal year 2003. We have realized increasing revenue in new calibration laboratories opened in fiscal year 2002, offset by lower sales in the fourth quarter of fiscal year 2003 than we had experienced in the fourth quarter of fiscal year 2002. Gross profit by quarter for calibration services for fiscal years 2003 and 2002 was (calculated on dollars in millions):

	Service Gross Profit %

	Q1	Q2	Q3	Q4	Total

FY 2003	14.9%	15.2%	15.6%	18.4%	15.9%
FY 2002	12.4%	15.2%	12.5%	20.0%	15.2%

Operating Expenses:

	For the Years Ended March 31,

			Pro Forma
	2003	2002	2002

Operating Expenses:
Selling, Marketing, and Warehouse	$8.3	$11.4	$10.4
Administrative	4.5	6.2	6.1
Research and Development	—	0.9	—
Goodwill Amortization	—	1.1	—
Goodwill Impairment	—	4.5	—

Total	$12.8	$24.1	$16.5

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

Other Income (Expense):

	For the Years Ended March 31,

	2003	2002	Pro Forma

Other Income (Expense):
Interest Expense	$0.6	$1.4	$1.0
Gain on Extinguishment of Debt	(1.6)	—	—
Other Expense (Income)	0.1	(0.2)	—

Total	$(0.9)	$1.2	$1.0

      Other income (expense) includes the $1.6 million net gain on extinguishment of debt recorded in fiscal year 2003 in conjunction with our restructuring of our senior debt. Interest expense in fiscal year 2003 was reduced by

$0.8 million, or 57.1%, as a result of lower debt levels driven by the proceeds from the Divestitures, the gain on extinguishment of debt and operating cash flows.

Taxes:

	For the Years Ended March 31,

			Pro Forma
	2003	2002	2002

Benefit for Income Taxes	$(0.4)	$(0.6)	$(0.6)

      The benefit for income taxes recognizes the benefit derived from the utilization of net operating loss tax carry backs. As further explained, we have fully reserved our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

      Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows:

	FY 2004	FY 2003	FY 2002

Cash Provided by (Used in):
Operating Activities	$208	$937	$3,544
Investing Activities	(459)	(291)	12,099
Financing Activities	516	(1,131)	(15,291)

      Operating Activities. Cash provided by operating activities of $0.2 million for the fiscal year 2004 decreased $0.7 million when compared to the $0.9 million of cash provided by operating activities in fiscal year 2003. The change is comprised of: 1) a $0.2 million increase in cash provided by net income after consideration of the cumulative effect of a change in accounting principle and the gain on extinguishment of debt, both of which occurred in fiscal year 2003; 2) a $0.7 million decrease in depreciation and amortization; and, 3) a $0.2 million decrease in cash utilized for working capital. Significant working capital fluctuations were as follows:

•	Our inventories increased $0.9 million from fiscal year end 2003 to 2004 compared to a decrease of $1.0 million from fiscal year end 2002 to 2003. This net decrease in working capital of $1.9 million was offset by a net working capital increase in accounts payable of $3.0 million. Although we increased our inventory in what we believe is an improving economic climate, we have improved our ratio of accounts payable as a percent of inventory, as the following table illustrates (dollars in millions):

	FY 2004	FY 2003	FY 2002

Inventory, net	$3.7	$2.8	$3.8
Accounts Payable	$4.1	$3.7	$6.3
Payables/ Inventory Ratio	1.11	1.32	1.66

•	Our accounts receivables and other receivables increased $0.9 million from fiscal year end 2003 to 2004 compared to a decrease of $1.3 million from fiscal year end 2002 to 2003, resulting in a $2.2 million net decrease in working capital. We have continued to improve our collections, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	FY 2004	FY 2003	FY 2002

Net Sales, for the last two fiscal months	$11.9	$9.2	$10.9
Accounts Receivable, net	$8.0	$6.9	$8.3
Days Sales Outstanding (based on 60 days)	40	45	46

•	The receipt of outstanding tax refunds.

      Investing Activities. The reduction in cash provided by investing activities resulted from an increase in capital expenditures. $12.1 million of cash was also realized in fiscal year 2002 resulted primarily from the proceeds of the Divestitures. Inclusive of the investment in two new calibration laboratories, capital expenditures in fiscal year 2002 totaled $1.4 million.

      Financing Activities. In fiscal year 2004, we increased our bank debt by $0.5 million primarily in support of increased inventory. Debt reduction in fiscal year 2003 was $3.3 million, of which $2.2 million was the gain on extinguishment of debt, before expenses and warrants and $1.1 million in cash used for debt reduction. This follows a reduction in debt in fiscal year 2002, primarily funded by the proceeds of the Divestitures, of $15.3 million.

      We believe that we have the financial resources needed to meet our business requirements for the next twelve months; however, the risk factors identified later in Item 7A of this report should additionally be evaluated.

      Refinancing of Debt. On November 13, 2002, we entered into a Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaced our Revolving Credit and Loan Agreement with Key Bank, N.A. and Citizens Bank dated August 3, 1998 and amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), certain material terms of which are as set forth below. The Credit Agreement was amended on April 11, 2003 to address certain non-material post closing conditions.

      Under the Credit Agreement, we made a term note in the amount of $1.5 million in favor of GMAC. This term note requires annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. Interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and LIBOR as of March 27, 2004 were 4.00% and 1.09%, respectively. In addition, under the Credit Agreement, we are required to further reduce the term loan, on an annual basis, by excess cash flow, as defined in the Credit Agreement, not to exceed $0.2 million per fiscal year. Excess cash flow for the fiscal year ended March 27, 2004 was $0.2 million. As a result, we have classified an additional $0.2 million as a current liability as of March 27, 2004.

      The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10.0 million. As of March 27, 2004, we had borrowed $6.4 million under the revolving line of credit. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of March 27, 2004, availability amounted to $8.1 million. The Credit Agreement also has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were in compliance with such loan covenants as of March 27, 2004. In measuring our compliance with our EBITDA covenant, the following table indicates our excess EBITDA for the periods indicated:

	FY 2004				FY 2003

	Q4	Q3	Q2	Q1	Q4	Q3

% Excess EBITDA	3%	12%	12%	23%	12%	17%

      Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of March 27, 2004, or up to 80% of the Loan at the 30-day LIBOR, 1.09% as of March 27, 2004, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 1% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated after November 13, 2003 and prior to November 13, 2005.

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

      Additionally, we have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement. The Credit Agreement also requires us to make the following principal payments on the term note, excluding any reductions attributable to excess cash flow, as discussed above (in thousands):

Fiscal Year 2005	$500
Fiscal Year 2006	333

Total	$833

      After giving effect to the excess cash flow payments made and the payment to be made attributable to excess cash flow for fiscal year 2004 as required under the Credit Agreement, the following are the future term loan payments as of March 27, 2004 (in thousands):

Fiscal Year 2005	$668
Fiscal Year 2006	—

Total	$668

      Contractual Obligations and Commercial Commitments. The schedule below contains aggregated information about contractual obligations and commercial commitments that we must make future payments under for contracts such as debt and lease agreements, purchase arrangements, and various operating requirements (in millions):

	Payments Due By Period

	Less Than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Term Loan	$0.7	$—	$—	$—	$0.7
Revolving Line of Credit	6.4	—	—	—	6.4
Operating Leases	0.7	1.4	0.2	—	2.3
Capital Leases	0.1	0.1	—	—	0.2
Unconditional Purchase Obligations (1)	—	—	—	—	—

Total Contractual Cash Obligations	$7.9	$1.5	$0.2	$—	$9.6

(1)	Relates to minimum inventory purchase commitment. We have received approval from the SEC granting confidential treatment to this information under the Securities Exchange Act of 1934, as amended. See “Distribution Agreement” above in Item 1 for further information.

NEW ACCOUNTING PRONOUNCEMENTS

      In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We did not have any such revenue arrangements or deliverables as of March 27, 2004.

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We did not have any such derivative instruments as of March 27, 2004.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments the beginning of the first fiscal period after June 15, 2003. We did not have any such financial instruments as of March 27, 2004.

      The EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” provides that cash consideration received from a vendor by a reseller should be considered as a reduction of cost of sales when recognized in the reseller’s income statement, as the related inventory is sold. Effective in fiscal year 2004, we applied the provisions of EITF No. 02-16, which resulted in a reduction of Cost of Products Sold on our Consolidated Statements of Operations of $0.4 million for fiscal year 2004. Prior to our adoption of EITF No. 02-16 and consistent with our historical accounting practices, $0.1 million and less than $0.1 million, for fiscal year 2003 and 2002, respectively, would have been reported as a reduction of advertising expense and now classified as a reduction of cost of sales. Our adoption of EITF No. 02-16 had no material effect on our Consolidated Balance Sheet as of March 27, 2004.

EMPLOYEE STOCK OPTIONS

      We have a stock option program that is a broad based, long-term retention program intended to attract, incent, and retain key employees, thereby aligning stockholder and employee interests. In granting options, we are cognizant of balancing the plan’s objectives with potential incremental dilution. Stock options are currently outstanding under two plans. Under these plans, participants may be granted options to purchase shares of our Common Stock at the fair market value at the time of the grant.

      The first plan, the Transcat, Inc. Amended and Restated Stock Option Plan, had been approved by shareholders and terminated in June 2003. Options granted under that plan expired no later than five years from the date of the grant and vest within four years, in equal increments. For the first four years after the grant date, options are exerciseable only if our stock price attains a specific market value for a minimum specified number of trading days. After four years, the stock price and duration requirements cease. No options were granted in fiscal year 2004 under this plan.

      The second plan, the Transcat, Inc. 2003 Incentive Plan, was approved by shareholders in August 2003 and will terminate in June 2013. Options granted under this plan expire no later than ten years from the date of the grant and vest equally over a three-year period. This plan also provides for the granting of stock awards and performance awards.

      Options granted to employees, including officers are summarized for the fiscal years 2000 to 2004 as follows (shares in thousands):

	FY 2004	FY 2003	FY 2002	FY 2001	FY 2000

Total Options Granted	147	502	55	317	347
Less: Options Forfeited	(189)	(473)	(587)	(354)	(342)

Net Options Granted	(42)	29	(532)	(37)	5

      The following table provides additional information regarding stock options, and options granted and/or held by our Corporate Officers:

	FY 2004	FY 2003	FY 2002	FY 2001	FY 2000

Total Options Granted as a % of Total Shares Outstanding	2.4%	8.0%	0.9%	5.1%	5.7%
Total Options Outstanding as a % of Total Shares Outstanding	14.1%	14.6%	14.2%	23.0%	23.9%
Options Granted to Corporate Officers as a % of Total Options Granted	34.0%	63.7%	0.0%	6.3%	57.8%
Options Granted to Corporate Officers as a % of Total Shares Outstanding	0.8%	5.1%	0.0%	0.3%	3.3%
Cumulative Options Held by Corporate Officers as a % of Total Options Outstanding	44.5%	42.7%	62.4%	74.5%	79.2%
Cumulative Options Held by Corporate Officers as a % of Total Shares Outstanding	6.3%	6.2%	8.9%	17.1%	18.9%

      In-the-money and out-of-the-money (have an exercise price equal to or above $2.40 per share, the market price of Transcat Common Stock at March 27, 2004) option information as of March 27, 2004 is as follows (shares in thousands):

	Exercisable			Unexercisable			Total

		Weighted			Weighted			Weighted
		Average	Weighted		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
	of	Life	Price	of	Life	Price	of	Life	Price
	Shares	(in Years)	Per Share	Shares	(in Years)	Per Share	Shares	(in Years)	Per Share

In-the-Money	102	3.1	$1.03	496	4.4	$1.44	598	4.2	$1.37
Out-of-the-Money	12	0.8	$2.98	265	1.6	$2.49	277	1.6	$2.51

Total	114	2.9	$1.24	761	3.4	$1.81	875	3.4	$1.73

      Options granted to our Corporate Officers as a group during fiscal year 2004 are as follows (in thousands, except per share amounts):

				Potential Realization
				Value at Assumed
				Rate of Stock
				Price Appreciation
Number of Securities	% of Total	Range of		For Option Term(1)
Underlying	Options Granted	Exercise Price	Expiration
Option Grants	to Employees	Per Share	Date	10%	25%

50	34.0%	$2.20	2013	$83	$256

(1)	Represents gains that could accrue for these options, assuming that the market price of Transcat stock appreciates over a 5 year period at annualized rates of 10% and 25%. If the stock price does not increase above the exercise price, the realized value of these options would be zero.

      Our Corporate Officers did not exercise any options during fiscal year 2004. The options held by these officers as a group as of March 27, 2004 are as follows (in thousands):

Number of Shares
Underlying		Values of Unexercised
Unexercised Options		In-the-Money Options(2)

Exercisable	Unexercisable	Exercisable	Unexercisable

80	310	$114	$350

(2)	These amounts represent the difference between the exercise price and $2.40, the market price of our Common Stock at March 27, 2004 for all in-the-money options held by the listed officers.

      All stock option grants are reviewed and approved by the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market.

      For additional information regarding stock option plan activity for fiscal years 2004, 2003, and 2002, see the reconciliation of options outstanding in Note 7 of our Consolidated Financial Statements.

      For purposes of the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, our CEO and CFO are considered our only reporting persons.

EMPLOYEE STOCK PURCHASE PLAN

      The Transcat, Inc. Employees’ Stock Purchase Plan (“Plan”) has up to 200,000 shares of our Common Stock for issuance. Under the Plan, eligible employees may purchase stock at 85% of the fair market value of our Common Stock on the Investment Date, which is the second to last business day of each calendar month. Purchases are limited under certain circumstances to maintain Plan conformance to various regulations. Plan participation was approximately 19% of total employees, including those ineligible, during fiscal year 2004 and 22% during fiscal year 2003 and 2002. Shares purchased under the Plan were:

	FY 2004	FY 2003	FY 2002

Shares Purchased	12,392	25,425	36,775

OUTLOOK

      As we look ahead to fiscal year 2005, we believe that the economic outlook is positive. We believe that our distribution products segment will benefit from a stronger economy. As a result, we expect that our year over year sales growth should be stronger in the first half of the year, mainly due to weaker prior year comparisons. We also expect that the second half of the year will show more modest single digit growth, typical of our longer term view of the business. We are planning for sales growth in our calibration segment driven by our sales force efforts to identify and close calibration business leads. We believe that our growth in any individual quarter will be based solely on the size of new business in that period.

      We expect our gross margin to improve overall in the range of 1-3 points.

      Any significant increase in our manpower would only result from a need to fulfill new calibration business beyond any laboratory’s current capacity. We intend to add second shift operations as volume dictates.

      We are planning on increased catalog supplement mailings in fiscal year 2005 to both increase revenue and identify new customers for both business segments. We expense catalog supplements over a three month period and evaluate the return on the net cost of the supplement against business generated in the following twelve months. We therefore expect that our marketing expenses will be higher in fiscal year 2005 due to the additional mailings.

      We are planning on increased capital expenditures in fiscal year 2005, the majority of which will support new assets in our calibration laboratories to both replace older equipment and improve productivity.

      We expect to reduce our debt in fiscal year 2005 and will evaluate the cost and benefit of moving from our existing asset based lending relationship to a more conventional banking arrangement.

      As previously disclosed, we have had a valuation allowance on our deferred assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending March 27, 2004 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as: divestitures, goodwill, severance, restructuring, and litigation. Although we believe that the Company today is much stronger, more profitable, and focused on operating a sound, profitable business model, we must maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

      Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average-borrowing levels remained constant. On March 27, 2004 and March 31, 2003, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

      Under the Credit Agreement described in Note 4 of our Consolidated Financial Statements, interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. Interest on the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of March 27, 2004, or up to 80% of the Loan at the 30-day LIBOR, 1.09% as of March 27, 2004, plus 2.75%.

FOREIGN CURRENCY

      Approximately 93% and 94% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the three months and twelve months ended March 27, 2004, respectively. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On March 27, 2004 and March 31, 2003, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.

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

      Indebtedness. Although we have paid down a significant portion of the outstanding indebtedness under our secured credit facility, as of March 27, 2004, we owed $7.1 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this Form 10-K, many of which are beyond our control.

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

      Our Stock Price Has Been, and May Continue to Be, Volatile. The stock market from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. As our stock may be affected by market volatility, as well as by our own performance, the following factors, among others, may have a significant effect on the market price of our Common Stock:

•	Developments in our relationships with current or future manufacturers of products we distribute;
•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Litigation or governmental proceedings or announcements involving us or our industry;
•	Economic and other external factors, such as disasters or other crises;
•	Sales of our Common Stock or other securities in the open market;
•	Period-to-period fluctuations in our operating results; and
•	Our ability to satisfy our debt obligations.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Page(s)

Report of Independent Registered Public Accounting Firm	34

Consolidated Financial Statements

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years Ended March 27, 2004, March 31, 2003, and March 31, 2002	35

Consolidated Balance Sheets as of March 27, 2004 and March 31, 2003 (Restated)	36

Consolidated Statements of Cash Flows for the Years Ended March 27, 2004, March 31, 2003, and March 31, 2002	37

Consolidated Statements of Stockholders’ Equity	38

Notes to Consolidated Financial Statements	39-55

Schedule II – Valuation and Qualifying Accounts, for the Years Ended March 27, 2004, March 31, 2003, and March 31, 2002	56

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of Transcat, Inc.

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 27, 2004 and March 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended March 27, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      As discussed in Note 1A to the consolidated financial statements, the Company has restated its consolidated balance sheets at March 31, 2003, to reclassify its debt outstanding under the Company’s Revolving Credit Agreement from long-term to current liabilities.

      As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Rochester, New York

June 17, 2004

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In Thousands, Except Per Share Amounts)

	For the Years Ended

	March 27,	March 31,	March 31,
	2004	2003	2002

Product Sales	$35,423	$38,359	$47,653
Service Sales	17,894	18,813	19,129

Net Sales	53,317	57,172	66,782

Cost of Products Sold	26,948	28,033	32,507
Cost of Services Sold	12,971	15,820	16,199

Total Cost of Products and Services Sold	39,919	43,853	48,706

Gross Profit	13,398	13,319	18,076

Selling, Marketing, and Warehouse Expenses	8,540	8,311	11,387
Administrative Expenses	4,551	4,539	6,183
Research and Development Costs	—	—	901
Goodwill Amortization	—	—	1,102
Goodwill Impairment	—	—	4,508

Total Operating Expenses	13,091	12,850	24,081

Operating Income (Loss)	307	469	(6,005)

Interest Expense	434	657	1,432
Gain on Extinguishment of Debt	—	(1,593)	—
Other (Income) Expense	(288)	56	(206)

Total Other Expense (Income)	146	(880)	1,226

Income (Loss) Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	161	1,349	(7,231)
Benefit for Income Taxes	(192)	(408)	(600)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	353	1,757	(6,631)
Cumulative Effect of a Change in Accounting Principle	—	(6,472)	—

Net Income (Loss)	353	(4,715)	(6,631)
Other Comprehensive Income:
Currency Translation Adjustment	168	91	(21)

Comprehensive Income (Loss)	$521	$(4,624)	$(6,652)

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.06	$0.29	$(1.08)
From Cumulative Effect of a Change in Accounting Principle	—	(1.05)	—

Total Basic Earnings (Loss) Per Share	$0.06	$(0.76)	$(1.08)

Average Shares Outstanding (in thousands)	6,252	6,147	6,103
Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.05	$0.29	$(1.08)
From Cumulative Effect of a Change in Accounting Principle	—	(1.05)	—

Total Diluted Earnings (Loss) Per Share	$0.05	$(0.76)	$(1.08)

Average Shares Outstanding (in thousands)	6,808	6,147	6,103

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

		(Restated,
		see Note 1A)
	March 27,	March 31,
	2004	2003

ASSETS
Current Assets:
Cash	$547	$114
Accounts Receivable, less allowance for doubtful accounts of $51 and $114 as of March 27, 2004 and March 31, 2003, respectively	8,044	6,879
Other Receivables	64	159
Finished Goods Inventory, net	3,736	2,842
Income Taxes Receivable	144	799
Prepaid Expenses and Deferred Charges	756	454

Total Current Assets	13,291	11,247
Property, Plant and Equipment, net	2,025	2,556
Capital Leases, net	181	—
Goodwill	2,524	2,524
Deferred Charges	111	197
Other Assets	253	234

Total Assets	$18,385	$16,758

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,139	$3,738
Accrued Payrolls, Commissions and Other	1,620	1,862
Income Taxes Payable	100	100
Deposits	57	64
Current Portion of Term Loan	668	666
Current Portion of Capital Lease Obligations	49	—
Revolving Line of Credit	6,441	5,248

Total Current Liabilities	13,074	11,678
Term Loan, less current portion	—	668
Long-Term Capital Lease Obligations, less current portion	134	—
Deferred Compensation	205	170
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	14,957	14,060

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,352,968 and 6,296,000 shares issued as of March 27, 2004 and March 31, 2003, respectively; 6,233,610 and 6,176,642 shares outstanding as of March 27, 2004 and March 31, 2003, respectively	3,176	3,148
Capital in Excess of Par Value	3,235	3,031
Warrants	518	518
Unearned Compensation	(23)	—
Accumulated Other Comprehensive Loss	(67)	(235)
Retained Deficit	(2,958)	(3,311)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	3,428	2,698

Total Liabilities and Stockholders’ Equity	$18,385	$16,758

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Years Ended

	March 27,	March 31,	March 31,
	2004	2003	2002

Cash Flows from Operating Activities:
Net Income (Loss)	$353	$(4,715)	$(6,631)
Cumulative Effect of a Change in Accounting Principle	—	6,472	—

Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	353	1,757	(6,631)
Adjustments to Reconcile Net Income (Loss) Before Cumulative Effect of a Change in Accounting Principle to Net Cash Provided by Operating Activities:
Impairment of Long-Lived Assets	—	—	4,508
Loss on Disposal of Assets	—	63	—
Gain on Extinguishment of Debt	—	(1,593)	—
Depreciation and Amortization	1,299	2,047	4,086
Provision for Doubtful Accounts Receivable and Returns	(143)	(210)	297
Provision for Slow Moving or Obsolete Inventory	20	—	712
Deferred Revenue — MAC	—	(179)	—
Deferred Taxes	—	—	107
Common Stock Expense	110	40	87
Amortization of Unearned Compensation	99	—	—
Gain on Life Insurance Policy	—	—	(206)
Other	(19)	(10)	(9)
Changes in Assets and Liabilities, net of divested businesses:
Accounts Receivable and Other Receivables	(927)	1,320	1,369
MAC Escrow and Holdback	—	225	—
Inventories	(914)	1,027	438
Income Taxes Receivable / Payable	655	(91)	(461)
Prepaid Expenses, Deferred Charges, and Other	(512)	(225)	(768)
Accounts Payable	401	(2,602)	(652)
Accrued Payrolls, Commissions, and Other	(242)	(186)	281
Deposits	(7)	(384)	448
Deferred Compensation	35	(62)	(62)

Net Cash Provided by Operating Activities	208	937	3,544

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(459)	(291)	(1,364)
Proceeds from Sale of Divested Operations	—	—	13,160
Proceeds from Corporate-Owned Life Insurance	—	—	303

Net Cash (Used in) Provided by Investing Activities	(459)	(291)	12,099

Cash Flows from Financing Activities:
Revolving Line of Credit, net	1,193	89	(2,287)
Payments on Term Loan	(666)	(8,333)	(13,004)
Proceeds from Term Loan	—	7,113	—
Payments on Capital Leases	(11)	—	—

Net Cash Provided by (Used in) Financing Activities	516	(1,131)	(15,291)

Effect of Exchange Rate Changes on Cash	168	91	(21)

Net Increase (Decrease) in Cash	433	(394)	331
Cash at Beginning of Period	114	508	177

Cash at End of Period	$547	$114	$508

Cash Paid (Received) from Interest and Taxes:
Interest Paid	$293	$645	$1,432
Taxes Refunded	$(872)	$(319)	$(447)
Supplemental Disclosure of Non-Cash Financing Activity:
Issuance of Warrants for Debt Retirement	$—	$518	$—
Capital Lease Obligations	$194	$—	$—

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In Thousands)

						Accum-
	Common Stock		Capital			ulated		Treasury Stock
	Outstanding		In		Un-	Other		Outstanding
	$0.50 Par Value		Excess		earned	Compre-	Retained	at Cost
			of Par	War-	Comp-	hensive	Earnings
	Shares	Amount	Value	rants	ensation	Loss	(Deficit)	Shares	Amount	Total

Balance as of March 31, 2001	6,071	$3,094	$2,958	$—	$—	$(305)	$8,035	119	$(453)	$13,329
Issuance of Common Stock	51	26	61							87
Comprehensive Income:
Currency Translation Adjustment						(21)				(21)
Net (Loss) Income							(6,631)			(6,631)

Balance as of March 31, 2002	6,122	$3,120	$3,019	$—	$—	$(326)	$1,404	119	$(453)	$6,764
Issuance of Common Stock	55	28	12							40
Issuance of Warrants				518						518
Comprehensive Income:
Currency Translation Adjustment						91				91
Net (Loss) Income							(4,715)			(4,715)

Balance as of March 31, 2003	6,177	$3,148	$3,031	$518	$—	$(235)	$(3,311)	119	$(453)	$2,698
Issuance of Common Stock	57	28	82							110
Restricted Stock:
Issuance of Restricted Stock			122		(122)					—
Amortization of Unearned Compensation					99					99
Comprehensive Income:
Currency Translation Adjustment						168				168
Net Income (Loss)							353			353

Balance as of March 27, 2004	6,234	$3,176	$3,235	$518	$(23)	$(67)	$(2,958)	119	$(453)	$3,428

See the notes to these financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Amounts)

Note 1 — Nature of Business and Summary of Significant Accounting Policies

      Description of Business: Transcat, Inc. (“Transcat”, “we”, “us”, or “our”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science, and manufacturing industries.

      Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat, Inc. and all of our wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

      Use of Estimates: The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires (“GAAP”) that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory valuation, depreciable lives of assets, economic lives of leased assets, useful life and impairment of goodwill, estimated lives of our major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

      The following table summarizes the more significant charges that require management estimates:

	For the Years Ended

	March 27,	March 31,	March 31,
	2004	2003	2002

Provision for doubtful accounts receivables and returns	$(0.1)	$(0.2)	$0.3
Provision for slow moving or obsolete inventory	$—	$—	$0.7
Depreciation of property, plant, and equipment	$1.0	$1.6	$2.0
Amortization and impairment of goodwill	$—	$—	$6.0
Amortization of Master Catalog costs	$0.3	$0.4	$0.9
Deferred tax valuation allowance provisions	$0.1	$1.1	$2.4
Restructuring provisions	$—	$—	$0.3

      Changes in Estimates: In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate, and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

      Fiscal Year: Until April 1, 2003, we operated within a conventional 52-week accounting fiscal year ending on March 31 of each year. As of April 1, 2003, we changed our fiscal year end from March 31 to a 52/53 week fiscal year end, ending the last Saturday in March. As a result of this change, in a 52-week fiscal year, each of our four quarters will be a 13-week period, and the final month of each quarter will be a 5-week period. This is not deemed a change in our fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10, as promulgated by the SEC, since our new fiscal year commenced with the end of our old fiscal year. We estimate the fiscal year end change from March 31, 2004 to March 27, 2004 had an immaterial effect on our Consolidated Financial Statements when compared to the Consolidated Financial Statements for fiscal year 2003.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue Recognition: Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations. In addition, for each product, the product price is fixed and determinable, collection of the resulting receivable is probable and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. Our shipments are generally free on board shipping point and our customers are generally invoiced for freight, shipping, and handling charges.

      Shipping and Handling Costs: Freight expense and direct shipping costs are included in cost of sales. These costs were approximately $1.2 million, $1.7 million, and $2.8 million for fiscal years 2004, 2003, and 2002, respectively. Direct handling costs, which primarily represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, marketing, and warehouse expenses. These costs were approximately $0.3 million for fiscal year 2004 and $0.2 million for fiscal years 2003 and 2002.

      Rebates: Rebates on product purchases are recorded when earned as a reduction of cost of sales.

      Cooperative Advertising Income: Effective in fiscal year 2004, we applied the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” which provides that cash consideration received from a vendor by a reseller be reported as a reduction of cost of sales as the related inventory is sold. Prior to our adoption of EITF No. 02-16 and consistent with our historical accounting practices, we reported cooperating advertising income as a reduction of advertising expense. We reclassified prior years’ cooperative advertising income to conform with current year provisions.

      Research and Development Costs: As a result of the sale of Transmation Products Group (“TPG”), we no longer manufacture products and therefore no longer incur any research and development expense. During fiscal year 2002, up to the date of the TPG divestiture, we spent approximately $0.9 million on research and development. See Note 11 of our Consolidated Financial Statements for further disclosure regarding our divestitures.

      Comprehensive Income: We report comprehensive income under Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. Other comprehensive income is comprised of net income (loss) and currency translation adjustments.

      Currency Translation Adjustment: The accounts of our foreign subsidiary are maintained in the local currency of the country in which we operate and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany and equity, have translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of our subsidiary balance sheets into United States dollars are recorded directly to the accumulated comprehensive income component of stockholders equity.

      Currency gains and losses on business transactions are included in Other (Income) Expense on the Consolidated Statements of Operations and were not significant in fiscal years 2002 and 2003. The net gain in fiscal year 2004 was $0.2 million.

      Earnings per Share: Basic earnings per share of Common Stock are computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share of Common Stock reflect the assumed conversion of dilutive stock options, warrants, and non-vested restricted stock awards. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and non-vested restricted stock are considered to have been used to purchase shares of Common Stock at the average market prices during the period, and the resulting net additional shares of Common Stock are included in the calculation of average shares of Common Stock outstanding.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For fiscal year 2004, the net additional shares of Common Stock had a $0.01 per share effect on the calculation of dilutive earnings per share. For fiscal years 2003 and 2002, the net additional shares of Common Stock had no effect on the calculation of dilutive earnings per share. The total number of anti-dilutive shares outstanding from stock options, warrants, and non-vested restricted stock are summarized as follows (shares in thousands, except per share amounts):

	For the Years Ended

	March 27,	March 31,	March 31,
	2004	2003	2002

Shares Outstanding:
Dilutive	556	—	—
Anti-dilutive	978	1,522	1,050

Total	1,534	1,522	1,050

Range of Exercise Prices per Share:
Options	$0.80-$3.00	$0.80-$8.50	$1.55-$9.25
Warrants	$0.97-$3.06	$0.97-$3.75	$2.00-$3.75

      Accounts Receivable: Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts in the consolidated balance sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable.

      Inventories: Inventories consist of finished goods and are valued at the lower of standard cost or market. Standard costs approximate the average cost method of inventory valuation. Inventories are reduced by a reserve for items not saleable at or above standard cost. We evaluate the adequacy of the reserve on a regular basis.

      Properties, Depreciation, and Amortization: Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method with useful lives of 3 to 10 years for the following major classifications: machinery, equipment, software, and furniture and fixtures. Properties determined to have no value are written off at their then remaining net book value. Capitalized software costs consist of costs to purchase software. Leasehold improvements are amortized under the straight-line method over the terms of the related leases. Maintenance and repairs are expensed as incurred. See Note 2 of our Consolidated Financial Statements for further disclosure.

      Goodwill: We follow the provisions under SFAS No. 142, “Goodwill and Other Tangible Assets” which requires us to test our goodwill or intangible assets deemed to have an indefinite life for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. In addition, we estimate the fair value of our reporting units in accordance with SFAS No. 142. See Note 3 of our Consolidated Financial Statements for further disclosure.

      Deferred Catalog Costs: We amortize the cost of each Master Catalog mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. In fiscal year 2002, we reduced our estimate of the productive life of our Master Catalog from 24 to 18 months, and recognized an additional $0.1 million in catalog related amortization expense. We amortize the cost of catalog supplements over a three month period. Total deferred catalog costs were $0.4 million at March 27, 2004. There were no deferred catalog costs at March 31, 2003.

      Deferred Compensation: Some directors have elected to defer receipt of their non-discretionary awards of shares of our Common Stock, under our Amended and Restated Directors’ Stock Plan. The fair market value of those deferred shares was $0.1 million at March 27, 2004 and less than $0.1 million at March 31, 2003.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, we provide an annual benefit to a former president’s spouse and former executive under the terms of a deferred compensation agreement. The deferred compensation was $0.1 million at March 27, 2004 and $0.2 million at March 31, 2003.

      Deferred Gain on TPG: As a result of certain post divestiture commitments, according to GAAP, we are unable to recognize the gain of $1.5 million on the divestiture of TPG, which took place in fiscal year 2002, until those commitments expire in fiscal year 2007. See Note 9 and 11 of our Consolidated Financial Statements for further disclosure.

      Deferred Taxes: We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. See Note 5 of our Consolidated Financial Statements for further disclosure.

      Fair Value of Financial Instruments: We have determined the fair value of our debt and other financial instruments using available market information and appropriate valuation methodologies as follows:

•	Cash and Accounts Receivables: The carrying amounts reported on our Consolidated Balance Sheets for cash and accounts receivables approximate fair value, due to their short-term nature.

•	Long-Term Debt: The carrying amount of debt under our Credit Agreement approximates fair value.

      Stock Options: We follow the provisions of Accounting Practice Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had on exercise prices equal to the market value of the underlying Common Stock at grant date.

      To calculate the fair value of the options awarded, we elected to use the Black-Scholes option-pricing model (“Pricing Model”), which produced a weighted average fair value of options granted of:

	FY 2004	FY 2003	FY 2002

Weighted average fair value of options awarded	$1.92	$0.61	$1.41

      The following assumptions were used in the Pricing Model:

	FY 2004	FY 2003	FY 2002

Weighted average fair value of value of options life	10 years	5 years	5 years
Annualized volatility rate	77.2%	92.7%	85.9%
Weighted average risk-free rate of return	4.2%	4.4%	4.6%
Dividend Rate	0.0%	0.0%	0.0%

      We elected to account for terminations when they occur rather than include an attrition factor into the model.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma amounts are as follows (in thousands, except per share amounts):

	For the Years Ended

	March 27,	March 31,	March 31,
	2004	2003	2002

Net Income (Loss), as reported	$353	$(4,715)	$(6,631)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	99	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(341)	(205)	(227)

Pro Forma Net Income (Loss)	$111	$(4,920)	$(6,858)

Earnings (Loss) Per Share:
Basic — as reported	$0.06	$(0.76)	$(1.08)
Basic — pro forma	$0.02	$(0.80)	$(1.13)
Average Shares Outstanding (in thousands)	6,252	6,147	6,103
Diluted — as reported	$0.05	$(0.76)	$(1.08)
Diluted — pro forma	$0.02	$(0.80)	$(1.13)
Average Shares Outstanding (in thousands)	6,808	6,147	6,103

      The effect of applying the SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma disclosure provisions in the current year is not representative of the effect on income for future years since each subsequent year will reflect expense for additional vesting, additional stock option grants, and updated assumptions.

      See Note 7 of our Consolidated Financial Statements for further disclosure.

      Reclassification of Amounts: Certain reclassifications of prior fiscal year quarter and prior fiscal year financial information have been made to conform with current fiscal year quarter and current fiscal year presentation.

      New Accounting Pronouncements: In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF No. 00-21 provides guidance on how to determine when an arrangement that involves multiple revenue-generating activities or deliverables should be divided into separate units of accounting for revenue recognition purposes, and if this division is required, how the arrangement consideration should be allocated among the separate units of accounting. The guidance in the consensus is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not have any such revenue arrangements or deliverables as of March 27, 2004.

      In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not have any such derivative instruments as of March 27, 2004.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to existing financial instruments the beginning of the first fiscal period after June 15, 2003. We do not have any such financial instruments as of March 27, 2004.

      The EITF Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” provides that cash consideration received from a vendor by a reseller should be considered as a reduction of cost of sales when recognized in the reseller’s income statement, as the related inventory is sold. Effective in fiscal year 2004, we applied the provisions of EITF No. 02-16, which resulted in a reduction of Cost of Products Sold on our Consolidated Statements of Operations of $0.4 million for fiscal year 2004. Prior to the adoption of EITF No. 02-16 and consistent with our historical accounting practices, $0.1 million and less than $0.1 million for fiscal years 2003 and 2002, respectively, would have been reported as a reduction of advertising expense and now classified as a reduction of cost of sales. Our adoption of EITF No. 02-16 had no material effect on our Consolidated Balance Sheet as of March 27, 2004.

Note 1A — Restatement

      We have restated the classification of our outstanding debt under our revolving line of credit from long-term to current liabilities on our Consolidated Balance Sheets as of March 31, 2003. EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement,” requires current classification of revolving lines of credit under which funds are borrowed when the revolving line of credit contains both loan terms that allow the lender to declare the loan in default on a subjective basis and a lock-box arrangement, whereby remittances to the lock-box automatically pay down the outstanding revolving line of credit. This accounting treatment is required regardless of the legal maturity date of the revolving line of credit arrangement. Our revolving line of credit, which matures on November 13, 2005, contains such features and accordingly, the Consolidated Financial Statements have been restated to reclassify outstanding borrowings under the revolving line of credit from long-term to current liabilities. This change in balance sheet classification does not affect the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. The following table reflects the effect of the reclassification of the revolving line of credit on our Consolidated Balance Sheet. The revolving line of credit was previously reported in long-term debt on our Consolidated Balance Sheet and has been reclassified to a separate line.

	As Previously	As
	Reported	Restated

	March 31,	March 31,
	2003	2003

Current Portion of Long-Term Debt	$666	$—
Current Portion of Term Loan	$—	$666
Revolving Line of Credit	$—	$5,248
Total Current Liabilities	$6,430	$11,678
Long-Term Debt, less current portion	$5,916	$—
Term Loan, less current portion	$—	$668
Total Liabilities	$14,060	$14,060

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Properties

      Properties consist of (in thousands):

	March 27,	March 31,
	2004	2003

Machinery, Equipment, and Software	$9,256	$8,741
Furniture and Fixtures	1,170	1,162
Leasehold Improvements	325	323

Total Properties	$10,751	$10,226
Less: Accumulated Depreciation and Amortization	(8,726)	(7,670)

Total Properties, net	$2,025	$2,556

      Capital Leases consist of (in thousands):

	March 27,	March 31,
	2004	2003

Capital Leases	$195	$—
Less: Accumulated Amortization	(14)	—

Total Capital Leases, net	$181	$—

      Total depreciation and amortization expense amounted to $1.0 million, $1.6 million, and $2.0 million in fiscal years 2004, 2003, and 2002, respectively.

Note 3 — Goodwill

      We recorded an impairment from the implementation of SFAS No. 142 in June 2002 as a change in accounting principle in the first quarter of fiscal year 2003. We recorded this impairment based upon our determination of the fair market value of the reporting units. The evaluation of our reporting units on a fair value basis indicated that no impairment existed as of March 27, 2004 and March 31, 2003.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table provides the comparative effects of adopting SFAS No. 142 for fiscal years 2004, 2003, and 2002 (in thousands, except per share amounts):

	For the Years Ended

	March 27,	March 31,	March 31,
	2004	2003	2002

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	$353	$1,757	$(6,631)
Add Back: Goodwill Amortization	—	—	1,102

Adjusted Net Income (Loss)	$353	$1,757	$(5,529)

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.06	$0.29	$(1.08)
Add Back: Goodwill Amortization	—	—	0.18

Adjusted Basic Earnings (Loss) Per Share	$0.06	$0.29	$(0.90)

Average Shares Outstanding (in thousands)	6,252	6,147	6,103
Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.05	$0.29	$(1.08)
Add Back: Goodwill Amortization	—	—	0.18

Adjusted Diluted Earnings (Loss) Per Share	$0.05	$0.29	$(0.90)

Average Shares Outstanding (in thousands)	6,808	6,147	6,103

Note 4 — Debt

      On November 13, 2002, we entered into a Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005 and replaced our Revolving Credit and Loan Agreement with Key Bank, N.A. and Citizens Bank dated August 3, 1998 and amended on July 12, 2002. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), certain material terms of which are as set forth below. The Credit Agreement was amended on April 11, 2003 to address certain non-material post closing conditions.

      Under the Credit Agreement, we made a term note in the amount of $1.5 million in favor of GMAC. This term note requires annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. Interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (London Interbank Offered Rate) plus 3.25%. The prime rate and LIBOR as of March 27, 2004 were 4.00% and 1.09%, respectively. In addition, under the Credit Agreement, we are required to further reduce the term loan, on an annual basis, by excess cash flow, as defined in the Credit Agreement, not to exceed $0.2 million per fiscal year. Excess cash flow for the fiscal year ended March 27, 2004 was $0.2 million. As a result, we have classified an additional $0.2 million as a current liability as of March 27, 2004.

      The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10.0 million. As of March 27, 2004, we had borrowed $6.4 million under the revolving line of credit. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of March 27, 2004, availability amounted to $8.1 million. The Credit Agreement requires both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These requirements result in a short-term classification of the revolving line of credit in accordance with EITF No. 95-22, as disclosed in Note 1A above.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Credit Agreement also has certain covenants with which we must comply, including a minimum EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant, as well as, restrictions on capital expenditures and Master Catalog spending. We were in compliance with such loan covenants as of March 27, 2004. Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of March 27, 2004, or up to 80% of the Loan at the 30-day LIBOR, 1.09% as of March 27, 2004, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 1% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated after November 13, 2003 and prior to November 13, 2005.

      Additionally, we have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement. The Credit Agreement also requires us to make the following principal payments on the term note, excluding any reductions attributable to excess cash flow, as discussed above (in thousands):

Fiscal Year 2005	$500
Fiscal Year 2006	333

Total	$833

      After giving effect to the excess cash flow payments made and the payment to be made attributable to excess cash flow for fiscal year 2004 as required under the Credit Agreement, the following are the future term loan payments as of March 27, 2004 (in thousands):

Fiscal Year 2005	$668
Fiscal Year 2006	—

Total	$668

      In completing the refinancing with GMAC, we executed a Termination Agreement in which our previous lenders accepted a $2.2 million reduction in our outstanding debt as of November 13, 2002, in consideration of warrants to purchase 500,000 shares of our Common Stock. The shares of Common Stock underlying such warrants have an exercise price of $1.50 and expire according to the following schedule: 100,000 shares on November 13, 2004, 100,000 shares on November 13, 2005, and 300,000 shares on November 13, 2007. The refinancing transaction resulted in a gain, net of transaction costs, of $1.6 million and an increase in stockholders’ equity attributed to the valuation of the warrants of $0.5 million. The warrants were valued based on the Pricing Model.

      Further, under the Termination Agreement, should we incur a change of control, as defined in the Termination Agreement, prior to November 13, 2004, our previous lenders will be entitled to recover the lesser of our net assets or $2.2 million. To the extent the net market value of the warrants issued in conjunction with the Termination Agreement is less than the amount due, additional warrants would be issued at the market price in such quantity to equal the difference between the amount due and the net market value of the warrants issued in conjunction with the Termination Agreement.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Income Taxes

      Our net income (loss) before income taxes and cumulative effect of a change in accounting principle on our Consolidated Statement of Operations is as follows (in thousands):

	FY 2004	FY 2003	FY 2002

United States	$292	$1,524	$(7,222)
Foreign	(131)	(175)	(9)

Total	$161	$1,349	$(7,231)

      The provisions for income taxes determined in accordance with SFAS No. 109 for fiscal years 2004, 2003, and 2002 are comprised of (in thousands):

	Current	Deferred	Total

Fiscal Year 2004:
Federal	$(205)	$—	$(205)
State	13	—	13
Foreign	—	—	—

Total	$(192)	$—	$(192)

Fiscal Year 2003:
Federal	$(418)	$—	$(418)
State	10	—	10
Foreign	—	—	—

Total	$(408)	$—	$(408)

Fiscal Year 2002:
Federal	$(730)	$97	$(633)
State	11	10	21
Foreign	12	—	12

Total	$(707)	$107	$(600)

      The following table is a reconciliation of the “expected” federal income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations (in thousands). The reconciliation does not include $6.5 million goodwill impairment charge from the implementation of SFAS No. 142 in fiscal year 2003. The $6.5 million charge created a deferred tax asset of $2.2 million, which is fully reserved for in our net deferred tax assets valuation allowance.

	FY 2004	FY 2003	FY 2002

Computed “Expected” Federal Income Tax	$55	$459	$(2,455)
State Income Taxes	19	54	(377)
Book Expenses Not Deductible for Taxes	35	24	312
Valuation Allowance	65	(1,320)	2,439
Foreign Credits, Deductions, and Dividends	(213)	274	(359)
Other, net	(153)	101	(160)

Total	$(192)	$(408)	$(600)

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain reclassifications of prior fiscal year financial information have been made to conform with current fiscal year presentation.

      The components of the net deferred tax assets are as follows:

	FY 2004	FY 2003	FY 2002

Deferred Tax Assets:
Deferred Revenue	$—	$—	$238
Net Operating Loss Carryforward (expires March 2024)	484	—	465
Reserves for Inventory Obsolescence	67	150	392
Gain on Sale of Business	587	587	210
Goodwill	1,921	2,282	925
Foreign Tax Credit (expires March 2008)	810	724	401
Other	477	426	571
Valuation Allowance	(3,793)	(3,728)	(2,589)

Total Deferred Tax Assets	$553	$441	$613

Deferred Tax Liabilities:
Depreciation	$514	$409	$613
Accelerated Catalog and Postage Write-offs	39	32	—

Total Deferred Tax Liabilities	$553	$441	$613

Net Deferred Tax Assets	$—	$—	$—

Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. In general, each deferred tax asset is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the of the item (credit, loss, etc.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated benefits. Additionally, the Company’s utilization of U.S. foreign tax credit carryforwards is dependent on related statutory limitations that involve numerous factors beyond overall positive income, all of which have been taken into account by the company in its evaluation. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. For the years ended March 27, 2004, March 31, 2003, and March 31, 2002, the Company has determined that it is more likely than not that the benefits associated with the net deferred tax assets will not be realized. Accordingly, the Company has booked a full valuation allowance against its deferred tax assets. The Company will continue to assess all available evidence, both positive and negative, to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.

Note 6 — Defined Contribution Plan

      All of our United States employees are eligible to participate in a plan providing certain qualifications are met. Effective April 1, 1981, our Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Long-Term Savings and Deferred Profit Sharing Plan (“Plan”).

      In the Long-Term Savings portion of the Plan (“401K”), payments of benefits accrued for plan participants are made upon retirement or upon termination of employment prior to retirement providing certain conditions

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have been met by the employee prior to termination. Our matching contributions to the 401K were $0.2 million, $0.2 million, and $0.3 million for fiscal years 2004, 2003, and 2002, respectively.

      In the Deferred Profit Sharing portion of the Plan, employer contributions are made at the discretion of the Board of Directors. We made no profit sharing contributions in fiscal years 2004, 2003, and 2002.

Note 7 — Stock-Based Compensation

      Stock Options: In June 2003, we adopted the Transcat, Inc. 2003 Incentive Plan (“2003 Plan”) which replaced the Transcat, Inc. Amended and Restated 1993 Stock Option Plan (“1993 Plan”). The approximately 918,000 shares that were outstanding as of the termination of the 1993 Plan were reserved under the 2003 Plan. The 2003 Plan grants options to officers and key employees to purchase our Common Stock at no less than the fair market value at the date of grant. Options generally vest over a period up to four years and expire up to ten years from the date of grant. The following table summarizes our options for fiscal years 2004, 2003, and 2002 (shares in thousands):

	FY 2004		FY 2003		FY 2002

	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Price	Shares	Price	Shares	Price

Beginning of Year	918	$1.87	889	$2.85	1,421	$3.99
Add (Deduct):
Granted	147	2.32	502	1.03	55	2.02
Exercised	(11)	1.05	—	—	—	—
Cancelled	(179)	2.95	(473)	3.85	(587)	4.70

End of Year	875	1.73	918	1.87	889	2.85

Exercisable, End of Year	114	$1.24	106	$3.85	139	$13.63
Available for Grant, End of Year	943		699		728

      The following table presents options outstanding or exercisable as of March 27, 2004 (shares in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of	Contractual	Price	of	Price
	Shares	Life (in Years)	per Share	Shares	per Share

Range of Exercise Prices:
$0.80-$1.94	426	3.1	$1.06	101	$1.02
$2.00-$3.00	449	3.6	$2.37	13	$2.93

Total	875	3.4	$1.73	114	$1.24

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Warrants: Under the Directors’ Warrant Plan, as amended, warrants may be granted to non-employee directors to purchase our Common Stock at the fair market value at the date of grant. Warrants generally vest over a period of four years and expire in five years from the date of grant. The following table summarizes our warrants for fiscal years 2004, 2003, and 2002:

	Number	Exercise Price
	of Shares	Per Share

Balance, March 31, 2001	88,000	$2.91-$7.88
Granted	32,000	$2.00
Cancelled and Expired	(32,000)	$2.00-$7.88

Balance, March 31, 2002	88,000	$2.00-$7.89
Granted	28,000	$0.97
Cancelled and Expired	(12,000)	$2.00-$3.06

Balance, March 31, 2003	104,000	$0.97-$3.75
Granted	32,000	$2.31
Cancelled and Expired	(12,000)	$3.75

Balance, March 27, 2004	124,000	$0.97-$3.06

      We granted warrants to purchase 500,000 shares of our Common Stock on November 13, 2002 to Key Bank, N.A. and Citizens Bank in consideration for our refinancing of debt. The $0.5 million valuation of the warrants was based on the Pricing Model. See Note 4 of the Consolidated Financial Statements for further information.

      Restricted Stock: The 2003 Plan also allows us to grant stock awards. In fiscal year 2004, we granted 70,000 shares of our Common Stock and expensed $0.1 million, based on the fair market value. Unearned compensation was less than $0.1 million at March 27, 2004. The stock awards vest over a period of one year.

      Deferred Compensation: As stated in Note 1 above, some directors have elected to defer receipt of their non-discretionary awards of shares of common stock, under our Directors’ Stock Plan, as amended. The deferred shares, valued at fair market value, were $0.1 million at March 27, 2004 and less than $0.1 million at March 31, 2003.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 — Segment and Geographic Data

      We have two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. We have no inter-segment sales. The following table presents our segment and geographic data for fiscal years 2004, 2003, and 2002 (in thousands):

	FY 2004	FY 2003	FY 2002

Net Sales:
Product	$35,423	$38,359	$47,653
Service	17,894	18,813	19,129

Total	53,317	57,172	66,782

Gross Profit:
Product	8,475	10,326	15,146
Service	4,923	2,993	2,930

Total	13,398	13,319	18,076

Operating Expenses:
Product (1)	7,326	7,378	—
Service (1)	5,765	5,472	—
Unallocated	—	—	24,081

Total	13,091	12,850	24,081

Operating Income (Loss)	307	469	(6,005)

Unallocated Amounts:
Other Expense (Income)	146	(880)	1,226
Benefit for Income Taxes	(192)	(408)	(600)
Cumulative Effect of a Change in Accounting Principle	—	6,472	—

Total	(46)	5,184	626

Net Income (Loss)	$353	$(4,715)	$(6,631)

Total Assets:
Product	$10,441	$9,753	$10,080
Service	6,084	5,356	6,577
Unallocated	1,860	1,650	10,967

Total	$18,385	$16,759	$27,624

Depreciation and Amortization:
Product	$296	$633	$2,037
Service	691	1,414	1,608
Unallocated	312	—	441

Total	$1,299	$2,047	$4,086

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	FY 2004	FY 2003	FY 2002

Capital Expenditures:
Product	$—	$22	$108
Service	258	269	1,181
Unallocated	201	—	75

Total	$459	$291	$1,364

Geographic Data:
Net Sales to Unaffiliated Customers (2):
United States	$48,309	$52,035	$62,096
Canada	5,008	5,146	4,686

Total	$53,317	$57,181	$66,782

Long-Lived Assets (3):
United States	$4,308	$4,599	$12,541
Canada	422	481	366

Total	$4,730	$5,080	$12,907

(1)	Operating expense allocations between segments were based on actuals, a percentage of sales, headcount, and management’s estimates.

(2)	Net sales are attributed to the countries based on the location of the subsidiary making the sale.

(3)	Long-lived assets consist of property, plant, and equipment and goodwill and are entirely allocated to the United States with the exception of Canadian fixed assets.

Note 9 — Commitments

      Leases: We lease facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense for fiscal years 2004, 2003, and 2002 was approximately $0.9 million, $1.0 million, and $1.0 million, respectively. We lease certain computer equipment under non-cancelable capital leases. Capital lease expense for fiscal year 2004 was less than $0.1 million. We had no capital lease obligations for fiscal years 2003 and 2002. In accordance with provisions under SFAS No. 13, “Accounting for Leases”, our minimum future annual rental payments under the non-cancelable leases at March 27, 2004 are as follows (in millions):

	Capital	Operating
Fiscal Year	Leases	Leases

2005	$0.1	$0.7
2006	0.1	0.6
2007	—	0.5
2008	—	0.3
2009	—	0.2
Thereafter	—	—

Total minimum lease payments	0.2	$2.3

Less: Amount representing interest	—

Present value of net minimum lease payments	$0.2

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Unconditional Purchase Obligation: In fiscal year 2002, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of TPG products until December 25, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

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

Note 10 — Litigation

      In May 2002, our former Vice President of Finance sued us in New York State Supreme Court, Monroe County, alleging, among other items, that we breached the terms of his employment agreement with us when his employment was terminated. In November 2003, we settled the lawsuit for $0.2 million in order to avoid ongoing litigation expenses. The $0.2 million was reflected in our fiscal year 2004 Consolidated Statement of Operations as an administrative expense.

Note 11 — Divestitures

      On December 26, 2001, we sold TPG, which produces instruments used to calibrate, measure, and test physical parameters to Fluke for $11.0 million.

      On January 18, 2002, we completed the sale of our MAC unit to Hughes Corporation for $2.9 million and reported a loss of $4.5 million on the sale.

Note 12 — MAC Escrow and Holdback

      In accordance with the MAC divestiture, mentioned above in Note 11 of our Consolidated Financial Statements, $0.2 million was received upon completion of certain post-divestiture services that we substantially completed by March 31, 2003.

Note 13 — Employee Termination Costs

      In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the following table shows the amounts expensed and paid in fiscal years 2004, 2003, and 2002 for restructuring and severance costs that were initially incurred and accrued in these years (in millions):

	Balance
	at the			Balance
	Beginning	Accrued	Actual	at the End
	of the Year	Costs	Payments	of the Year

Severance:
FY 2004	$0.3	$0.1	$0.3	$0.1
FY 2003	$—	$0.4	$(0.1)	$0.3
FY 2002	$—	$0.3	$(0.3)	$—

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Quarterly Data (Unaudited)

      The following table presents certain unaudited quarterly financial data for fiscal years 2004, 2003, and 2002 (in thousands, except per share amounts):

			Income (Loss)
			Before Cumu-
			lative Effect of		Basic	Diluted
			a Change in	Net	Earnings	Earnings
		Gross	Accounting	Income	(Loss)	(Loss)
	Net Sales	Profit	Principle	(Loss)	Per Share	Per Share

FY 2004:
Fourth Quarter	$15,275	$3,633	$43	$43	$0.01	$0.01
Third Quarter	13,551	3,083	(220)	(220)	(0.03)	(0.03)
Second Quarter	11,896	3,483	355	355	0.06	0.05
First Quarter	12,595	3,199	175	175	0.03	0.03

Total	$53,317	$13,398	$353	$353	$0.06	$0.05

FY 2003:
Fourth Quarter	$13,915	$3,443	$63	$63	$0.01	$0.01
Third Quarter	14,578	3,372	1,330	1,330	0.22	0.21
Second Quarter	14,445	3,309	509	509	0.08	0.08
First Quarter (1)	14,234	3,195	(145)	(6,617)	(1.08)	(1.08)

Total	$57,172	$13,319	$1,757	$(4,715)	$(0.76)	$(0.76)

FY 2002:
Fourth Quarter	$16,861	$4,117	$(609)	$(609)	$(0.10)	$(0.10)
Third Quarter	16,453	4,335	(5,362)	(5,362)	(0.88)	(0.88)
Second Quarter	16,327	4,619	(221)	(221)	(0.04)	(0.04)
First Quarter	17,141	5,005	(439)	(439)	(0.07)	(0.07)

Total	$66,782	$18,076	$(6,631)	$(6,631)	$(1.08)	$(1.08)

(1)	In fiscal year 2003, we recorded a $6.5 million impairment from the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as a change in accounting principle. See Note 3 of our Consolidated Financial Statements for further disclosure.

Certain reclassifications of prior fiscal year quarter and prior fiscal year financial information have been made to conform with current fiscal year quarter and current fiscal year presentation.

TRANSCAT, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

		Additions
	Balance	(Reductions) to	Additions	Reductions	Acquired in	Balance
	at the	Consolidated	(Reductions) to	due to	Acquisitions	at the
	Beginning	Statements	Consolidated	Products	(Released in	End of
	of the Year	of Operations	Balance Sheets	Sold	Divestitures)	the Year

Allowance for Doubtful Accounts:
FY 2004	$114	$—	$(63)	$—	$—	$51
FY 2003	$231	$—	$(117)	$—	$—	$114
FY 2002	$160	$170	$(76)	$—	$(23)	$231
Reserve for Inventory Loss:
FY 2004	$395	$20	$—	$(238)	$—	$177
FY 2003	$1,030	$—	$—	$(635)	$—	$395
FY 2002	$913	$712	$—	$(17)	$(578)	$1,030
Deferred Asset Valuation Allowance:
FY 2004	$3,728	$65	$—	$—	$—	$3,793
FY 2003	$2,589	$1,139	$—	$—	$—	$3,728
FY 2002	$150	$2,439	$—	$—	$—	$2,589

Certain reclassifications of prior fiscal year financial information have been made to conform with current twelve month presentation.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A.	CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our Chairman, President and Chief Executive Officer (our principal executive officer) and our Vice President of Finance and Chief Financial Officer (our principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, our Chairman, President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

      (b) Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this annual report (our fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K and the information set forth under the captions “Election of Directors” and “Executive Officers” in our definitive 2004 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION

      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive 2004 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item, with the exception of (d) below, is hereby incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive 2004 Proxy Statement to be filed pursuant to Regulation 14A.

      (d) Securities Authorized for Issuance Under Equity Compensation Plans:

Equity Compensation Plan Information

(In Thousands, Except Per Share Amounts)

Number of securities
	to be issued	Weighted-average	Number of securities
	upon exercise of	exercise price of	remaining available for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and non-vested	warrants, and non-vested	compensation plans (excluding
	restricted stock	restricted stock	securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,534	$1.65	1,019
Equity compensation plans not approved by security holders	—	$—	—

Total	1,534	$1.65	1,019

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive 2004 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Ratification of Independent Auditors” in our definitive 2004 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) See Index to Financial Statements included as Item 8 of this Form 10-K.

      (b) Reports on Form 8-K

1. Form 8-K Reporting Date – January 15, 2004

                Items Reported:

                     Item 7, Financial Statements and Exhibits; and,

                     Item 12, Results of Operations and Financial Condition.

This Report furnished the Company’s press release regarding its financial results for the third quarter ended December 27, 2003.

      (c) Exhibits.

See Index to Exhibits beginning on page 60 of this Form 10-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT INC.

Date:	June 17, 2004	By:	/s/ CARL E. SASSANO Carl E. Sassano, Director, Chairman, President & Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ CARL E. SASSANO Carl E. Sassano, Director, Chairman, President & Chief Executive Officer (Principal Executive Officer)		/s/ ROBERT G. KLIMASEWSKI Robert G. Klimasewski, Director

Date:	June 17, 2004	Date:	June 17, 2004

By:	/s/ CHARLES P. HADEED Charles P. Hadeed, Vice President-Finance & CFO (Principal Financial Officer and Principal Accounting Officer)		/s/ PAUL D. MOORE Paul D. Moore, Director

Date:	June 17, 2004	Date:	June 17, 2004

	/s/ FRANCIS R. BRADLEY Francis R. Bradley, Director		/s/ CORNELIUS J. MURPHY Cornelius J. Murphy, Director

Date:	June 17, 2004	Date:	June 17, 2004

	E. Lee Garelick, Director		/s/ HARVEY J. PALMER Harvey J. Palmer, Director

Date:	June 17, 2004	Date:	June 17, 2004

	/s/ NANCY D. HESSLER Nancy D. Hessler, Director		/s/ JOHN T. SMITH John T. Smith, Director

Date:	June 17, 2004	Date:	June 17, 2004

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

First Amendment to Loan and Security Agreement dated April 11, 2003 by GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada), Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-K for the year ended March 31, 2004.

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

Amendment No. 4 to the Transcat, Inc. Director’s Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 1998 and supersedes Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended June 30, 1997.

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

Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant is incorporated herein by reference to Appendix B to the Company’s 1999 preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.

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

Transition Services Agreement dated December 26, 2001 by and between the Company and Fluke Electronics Corp. is incorporated herein by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K/ A dated June 5, 2002.*

* The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. § 200.80(b)(4) and § 240.24b-2.

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

10(a) Form of Agreement for Severance Upon Change in Control for Carl E. Sassano and Charles P. Hadeed.

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

21.1 Subsidiaries of the Registrant

      (22) Published report regarding matters submitted to vote of security holders.

Not Applicable.

      (23) Consents of Experts and Counsel

23.1 Consent of PricewaterhouseCoopers LLC

      (24) Power of Attorney

Not Applicable.

      (31) Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

      (32) Section 1350 Certifications

32.1 Section 1350 Certifications

      (99) Additional Exhibits

Not Applicable