Form 10-Q
period 2004-06-26
TRANSCAT INC
filed 2004-08-05
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 26, 2004

or

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

(585) 352-7777
(Registrant’s telephone number, including area code)

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

The number of shares of Common Stock of the Registrant outstanding as of August 3, 2004 was 6,369,371.

TRANSCAT, INC.
FORM 10-Q

FIRST QUARTER ENDED JUNE 26, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June	June
	26, 2004	28, 2003
Product Sales	$8,880	$8,012
Service Sales	4,342	4,583

Net Sales	13,222	12,595

Cost of Products Sold	6,807	5,962
Cost of Services Sold	3,287	3,434

Total Cost of Products and Services Sold	10,094	9,396

Gross Profit	3,128	3,199

Selling, Marketing, and Warehouse Expenses	2,106	2,170
Administrative Expenses	1,294	839

Total Operating Expenses	3,400	3,009

Operating (Loss) Income	(272)	190

Interest Expense	134	79
Other Expense (Income)	21	(71)

Total Other Expense	155	8

(Loss) Income Before Income Taxes	(427)	182
Provision for Income Taxes	—	7

Net (Loss) Income	(427)	175
Other Comprehensive Income:
Currency Translation Adjustment	(28)	96

Comprehensive (Loss) Income	$(455)	$271

(Loss) Earnings Per Share:
Basic and Diluted	$(0.07)	$0.03
Average Shares Outstanding (in thousands)	6,321	6,180

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June	March
	26, 2004	27, 2004
ASSETS
Current Assets:
Cash	$97	$547
Accounts Receivable, less allowance for doubtful accounts of $56 and $51 as of June 26, 2004 and March 27, 2004, respectively	6,527	8,044
Other Receivables	122	64
Finished Goods Inventory, net	3,398	3,736
Income Taxes Receivable	144	144
Prepaid Expenses and Deferred Charges	854	756

Total Current Assets	11,142	13,291
Property, Plant and Equipment, net	1,957	2,025
Capital Leases, net	164	181
Goodwill	2,524	2,524
Deferred Charges	77	111
Other Assets	253	253

Total Assets	$16,117	$18,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,703	$4,139
Accrued Payrolls, Commissions and Other	1,320	1,620
Income Taxes Payable	100	100
Deposits	57	57
Current Portion of Term Loan	542	668
Current Portion of Capital Lease Obligations	62	49
Revolving Line of Credit	5,410	6,441

Total Current Liabilities	11,194	13,074
Capital Lease Obligations, less current portion	106	134
Deferred Compensation	215	205
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	13,059	14,957

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,357,003 and 6,352,968 shares issued as of June 26, 2004 and March 27, 2004, respectively; 6,237,645 and 6,233,610 shares outstanding as of June 26, 2004 and March 27, 2004, respectively	3,179	3,176
Capital in Excess of Par Value	3,354	3,235
Warrants	518	518
Unearned Compensation	(60)	(23)
Accumulated Other Comprehensive Loss	(95)	(67)
Retained Deficit	(3,385)	(2,958)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	3,058	3,428

Total Liabilities and Stockholders’ Equity	$16,117	$18,385

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June	June
	26, 2004	28, 2003
Cash Flows from Operating Activities:
Net (Loss) Income	$(427)	$175
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	355	436
Provision for Doubtful Accounts Receivable and Returns	(5)	(70)
Amortization of Unearned Compensation	77	—
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,464	718
Inventories	338	110
Income Taxes Receivable / Payable	—	485
Prepaid Expenses, Deferred Charges, and Other	(151)	(280)
Accounts Payable	(436)	477
Accrued Payrolls, Commissions, and Other	(300)	(601)
Deferred Compensation	10	(14)

Net Cash Provided by Operating Activities	925	1,436

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(183)	(134)

Net Cash Used in Investing Activities	(183)	(134)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,031)	(1,259)
Payments on Term Loan	(126)	(125)
Payments on Capital Leases	(15)	—
Issuance of Common Stock	8	7

Net Cash Used in Financing Activities	(1,164)	(1,377)

Effect of Exchange Rate Changes on Cash	(28)	96

Net (Decrease) Increase in Cash	(450)	21
Cash at Beginning of Period	547	114

Cash at End of Period	$97	$135

See the notes to these financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Amounts)

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

Description of Business. Transcat, Inc. (“Transcat”, “we”, ‘us”, or “our”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science, and manufacturing industries.

Basis of Presentation. Our unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, our Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of our management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements as of and for the fiscal year ended March 27, 2004 contained in our 2004 Annual Report on Form 10-K filed with the SEC.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The consolidated financial statements of Transcat include the accounts of Transcat, Inc. and all of our wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates. The preparation of our Consolidated Financial Statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory valuation, depreciable lives of assets, economic lives of leased assets, useful life and impairment of goodwill, estimated lives of our major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

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

Fiscal Year. We operate on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of our four quarters is a 13-week period, and the final month of each quarter is a 5-week period.

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

Shipping and Handling Costs. Freight expense and direct shipping costs are included in cost of sales. Direct handling costs, which primarily represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, marketing, and warehouse expenses.

Rebates. Rebates on product purchases are recorded when earned as a reduction of cost of sales.

Cooperative Advertising Income. We follow the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” which provides that cash consideration received from a vendor by a reseller be reported as a reduction of cost of sales as the related inventory is sold.

Comprehensive Income. We report comprehensive income under Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. Other comprehensive income is comprised of net (loss) income and currency translation adjustments.

Currency Translation Adjustment. The accounts of our Canadian subsidiary are maintained in local currency and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany and equity, have translated at the year-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the year. Gains and losses arising from translation of our subsidiary balance sheets into United States dollars are recorded directly to the accumulated comprehensive income component of stockholders equity. Currency gains and losses on business transactions are included in other expense (income) on the Consolidated Statements of Operations.

Earnings Per Share. Basic earnings per share of Common Stock are computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share of Common Stock reflect the assumed conversion of dilutive stock options, warrants, and non-vested restricted stock awards. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and non-vested restricted stock are considered to have been used to purchase shares of Common Stock at the average market prices during the period, and the resulting net additional shares of Common Stock are included in the calculation of average shares of Common Stock outstanding.

For the first quarter ended fiscal year 2005, there were no dilutive shares. For the first quarter ended fiscal year 2004, the net additional shares of Common Stock had no effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive shares outstanding from stock options, warrants, and non-vested restricted stock are summarized as follows (shares in thousands, except per share amounts):

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Shares Outstanding:
Dilutive	—	129
Anti-dilutive	1,542	1,385

Total	1,542	1,514

Range of Exercise Prices per Share:
Options	$0.80-$3.00	$0.80-$4.75
Warrants	$0.97-$3.06	$0.97-$2.00

Accounts Receivable. Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts in the consolidated balance sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable.

Inventories. Inventories consist of finished goods and are valued at the lower of standard cost or market. Standard costs approximate the average cost method of inventory valuation. Inventories are reduced by a reserve for items not saleable at or above standard cost. We evaluate the adequacy of the reserve on a regular basis.

Properties, Depreciation, and Amortization. Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method with useful lives of 3 to 10 years for the following major classifications: machinery, equipment, software, and furniture and fixtures. Properties determined to have no value are written off at their then remaining net book value. Capitalized software costs consist of costs to purchase software. Leasehold improvements are amortized under the straight-line method over the terms of the related leases. Maintenance and repairs are expensed as incurred.

Goodwill. We follow the provisions under SFAS No. 142, “Goodwill and Other Intangible Assets” which requires us to test our goodwill or intangible assets deemed to have an indefinite life for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. In addition, we estimate the fair value of our reporting units in accordance with SFAS No. 142.

Deferred Catalog Costs. We amortize the cost of each Master Catalog mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of catalog supplements over a three month period.

Deferred Compensation. Some directors have elected to defer receipt of their non-discretionary awards of shares of our Common Stock under our Amended and Restated Directors’ Stock Plan. In addition, we provide an annual benefit to a former president’s spouse and former executive under the terms of a deferred compensation agreement.

Deferred Gain on TPG. As a result of certain post divestiture commitments, according to GAAP, we are unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in fiscal year 2002, until those commitments expire in fiscal year 2007.

Deferred Taxes. We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance.

Fair Value of Financial Instruments. We have determined the fair value of our financial instruments using available market information and appropriate valuation methodologies as follows:

•	Cash and Accounts Receivables: The carrying amounts reported on our Consolidated Balance Sheets for cash and accounts receivables approximate fair value, due to their short-term nature.

Stock Options. We follow the provisions of Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had exercise prices equal to the market value of the underlying Common Stock at grant date.

The following table provides pro forma amounts, if we accounted for stock-based compensation under the fair value method (in thousands, except per share amounts):

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Net (Loss) Income, as reported	$(427)	$175
Add: Stock-based employee compensation expense included in reported net (loss) income, net of related tax effects	77	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(104)	(23)

Pro Forma Net (Loss) Income	$(454)	$152

(Loss) Earnings Per Share:
Basic and Diluted — as reported	$(0.07)	$0.03
Basic and Diluted — pro forma	$(0.07)	$0.02
Average Shares Outstanding (in thousands)	6,321	6,180

Reclassification of Amounts. Certain reclassifications of prior fiscal year quarter financial information have been made to conform with current fiscal year quarter presentation.

NOTE 3 – DEBT

Description. On November 13, 2002, we entered into a Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement expires on November 13, 2005. The Credit Agreement consists of a term loan and a revolving line of credit (the “Loan”), certain material terms of which are as set forth below.

The Credit Agreement was amended on April 11, 2003 to address certain non-material post closing conditions. The Credit Agreement was also amended on July 22, 2004 (“Second Amendment”) which waived compliance with our EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the first quarter of fiscal year 2005, waived a requirement relating to an inactive subsidiary that we had committed to dissolve by a specific date that is still currently in process, and increased the Credit Agreement restriction on our Master Catalog spending.

Term Loan. Under the Credit Agreement, we made a term note in the amount of $1.5 million in favor of GMAC. This term note requires annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. Interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (“London Interbank Offered Rate”) plus 3.25%. The prime rate and LIBOR as of June 26, 2004 were 4.00% and 1.36%, respectively. In addition, under the Credit Agreement, we are required to further reduce the term loan, on an annual basis, by excess cash flow, as defined in the Credit Agreement, not to exceed $0.2 million per fiscal year. As a result of excess cash flow payments made or due under the Credit Agreement, scheduled term loan payments will repay the term loan on November 13, 2004; and therefore, no further excess cash flow payments will be due.

Line of Credit. The maximum amount available under the revolving line of credit portion of the Credit Agreement is $10.0 million. As of June 26, 2004, we had borrowed $5.4 million under the revolving line of credit. Availability under the line of credit is determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of June 26, 2004, availability amounted to $6.6 million. The Credit Agreement requires both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These requirements result in a short-term classification of the revolving line of credit in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Terms. The Credit Agreement also has certain covenants with which we must comply, including a minimum EBITDA covenant, as well as restrictions on capital expenditures and Master Catalog spending. As previously indicated, the Second Amendment waived compliance with our EBITDA covenant for the first quarter of fiscal year 2005, waived a requirement relating to an inactive subsidiary that we had committed to dissolve by a specific date that is still currently in process, and increased the restriction on our Master Catalog spending. We were in compliance with all other such loan covenants and requirements as of June 26, 2004.

Interest on borrowings under the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of June 26, 2004, or up to 80% of the Loan at the 30-day LIBOR, 1.36% as of June 26, 2004, plus 2.75%. Additional terms of the Credit Agreement require an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 1% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement is terminated after November 13, 2003 and prior to November 13, 2005.

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

After giving effect to the excess cash flow payments made and the payment to be made attributable to excess cash flow for fiscal year 2005 as required under the Credit Agreement, the following are the future term loan payments as of June 26, 2004 (in thousands):

Fiscal Year 2005	$375
Fiscal Year 2006	—

Total	$375

NOTE 4 – SEGMENT DATA

We have two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 2 of the Consolidated Financial Statements. We have no inter-segment sales. The following table presents our segment data for the first quarter of fiscal year 2005 and 2004 (in thousands):

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Net Sales:
Product	$8,880	$8,012
Service	4,342	4,583

Total	13,222	12,595

Gross Profit:
Product	2,073	2,050
Service	1,055	1,149

Total	3,128	3,199

Operating Expenses:
Product	2,122	1,614
Service	1,278	1,395

Total	3,400	3,009

Operating (Loss) Income:
Product	(49)	436
Service	(223)	(246)

Total	(272)	190

Unallocated Amounts:
Other Expense	155	8
Provision for Income Taxes	—	7

Total	155	15

Net (Loss) Income	$(427)	$175

NOTE 5 – COMMITMENTS

Unconditional Purchase Obligation. On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke Electronics Corporation (“Fluke”), which replaced a previous distribution agreement with Fluke. The New Agreement continues to allow us to be the exclusive worldwide distributor of TPG products, until December 25, 2006. We also agreed, among other items, to purchase a pre-determined amount of inventory across a broad array of products and brands during each calendar year. Our purchases for calendar year 2003 exceeded our commitment under the New Agreement. We believe that this commitment to future purchases is consistent with our business needs and plans. The New Agreement extends through December 31, 2006.

NOTE 6 – SUBSEQUENT EVENT

On July 22, 2004, we entered into a Second Amendment to our Credit Agreement with GMAC. The Second Amendment waived compliance with our EBITDA covenant for the first quarter of fiscal year 2005, waived a covenant relating to an inactive subsidiary that we had committed to dissolve by a specific date that is still currently in process, and increased the Credit Agreement restriction on our Master Catalog spending. See Note 3 of our Consolidated Financial Statements for more information on our debt.

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

RECLASSIFICATION OF AMOUNTS

Certain reclassifications of prior fiscal year quarter financial information have been made to conform with current fiscal year quarter presentation.

ROUNDING

Certain percentages may vary depending on the basis used for the calculation, such as dollars in thousands and dollars in millions.

RESULTS OF OPERATIONS

The following table sets forth, for the first quarter of fiscal year 2005 and 2004, the components of our Consolidated Statements of Operations (calculated on dollars in thousands):

	(Unaudited)
	First Quarter Ended
	June	June
	26, 2004	28, 2003
As a Percentage of Net Sales:
Product Sales	67.2%	63.6%
Service Sales	32.8%	36.4%

Net Sales	100.0%	100.0%

Product Gross Profit	23.3%	25.6%
Service Gross Profit	24.3%	25.1%

Total Gross Profit	23.7%	25.4%

Selling, Marketing, and Warehouse Expenses	15.9%	17.2%
Administrative Expenses	9.8%	6.7%

Total Operating Expenses	25.7%	23.9%

Operating (Loss) Income	(2.0)%	1.5%
Interest Expense	1.0%	0.6%
Other Expense (Income)	0.2%	(0.6)%

Total Other Expense	1.2%	—%

(Loss) Income Before Income Taxes	(3.2)%	1.5%
Provision for Income Taxes	—%	0.1%

Net (Loss) Income	(3.2)%	1.6%

FIRST QUARTER ENDED JUNE 26, 2004 COMPARED TO FIRST QUARTER ENDED JUNE 28, 2003 (dollars in millions):

Sales:

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Net Sales:
Product	$8.9	$8.0
Service	4.3	4.6

Total	$13.2	$12.6

Net sales increased $0.6 million, or 4.8%, from first quarter fiscal year 2004 to 2005.

Our product sales results, which accounted for 67.2% of our sales in the first quarter of fiscal year 2005 and 63.6% of our sales in the first quarter of fiscal year 2004, have positively reflected the impact of what we believe is an improved economic outlook, targeted sales efforts in new distribution channels, and customer response to our marketing programs. Our product sales have improved in relation to the prior fiscal year quarter comparisons, as follows (calculated on dollars in millions):

	FY 2005	FY 2004
	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	11.3%	15.6%	(7.0%)	(22.4%)	(15.8%)

Customer product orders include orders for products that we routinely stock in our inventory, as well as customized products and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders required to be shipped at a future date, and orders on credit hold and/or awaiting letters of credit. Our total unshippable orders increased by approximately $0.5 million, or 50.0% from the first quarter of fiscal year 2004 to 2005. We believe that the increase is primarily attributed to the increase in sales order volume in the fiscal first quarter of fiscal year 2005 and product order mix. The following table reflects our historical trend of product orders that are unshippable at the end of each fiscal quarter and the percentage of these orders that are backorders (calculated on dollars in millions):

	FY 2005	FY 2004
	Q1	Q4	Q3	Q2	Q1
Total Unshippable Orders	$1.5	$1.7	$1.6	$1.4	$1.0
% of Unshippable Orders that are Backorders	80.2%	85.7%	82.5%	83.6%	83.8%

Calibration services sales declined $0.3 million, or 6.5%, from the first quarter of fiscal year 2004 to 2005. The decline in calibration service sales is primarily attributable to not getting enough new customer business to offset the customer business that we have lost. Our calibration services sales can be impacted by a number of factors that can impact quarterly and annual comparisons, both within and outside of our control. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer in-house capabilities. Our calibration service sales have declined in relation to the prior fiscal year quarter comparisons, as follows (calculated on dollars in millions):

	FY 2005	FY 2004
	Q1	Q4	Q3	Q2	Q1
Calibration Service Sales Growth	(6.5%)	(2.0%)	(7.3%)	(7.3%)	(3.2%)

Gross Profit:

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Gross Profit:
Product	$2.1	$2.1
Service	1.1	1.1

Total	$3.2	$3.2

Gross profit decreased as a percent of net sales from 25.4% in the first quarter of fiscal year 2004 to 23.7% in the first quarter of fiscal year 2005.

Product gross profit for the first quarter of fiscal year 2005 was relatively flat (in dollars) compared to the first quarter of fiscal year 2004 but declined 1.4 points from the first quarter of fiscal year 2004 to the first quarter of fiscal year 2005. Contributing factors to this 1.4 point decrease included our aggressive targeting of new channels of distribution that typically do not support the margins of our core customer base and an increased level of allowances to stimulate product sales. Our product gross profit ratio to sales can be impacted by a number of factors that can impact quarterly and annual comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases and cooperative advertising received from suppliers and reported as a reduction of cost of sales in accordance with Emerging Issues Task Force 02-16 (see Note 2 to our Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005	FY 2004
	Q1	Q4	Q3	Q2	Q1
Product Gross Profit	23.6%	21.2%	21.5%	28.9%	25.0%

Calibration service gross profit for the first quarter of fiscal year 2005 was relatively flat (in dollars) compared to the first quarter of fiscal year 2004 but declined 2.8 points from the first quarter of fiscal year 2004 to the first quarter of fiscal year 2005. The primary contributing factor to this 2.8 point decrease was our $0.3 million decline in calibration service sales on an infrastructure that is mainly comprised of fixed costs. The following table reflects the quarterly historical trend of our calibration service gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005	FY 2004
	Q1	Q4	Q3	Q2	Q1
Calibration Service Gross Profit	23.3%	29.2%	26.2%	30.2%	26.1%

Operating Expenses:

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Operating Expenses:
Selling, Marketing, and Warehouse	$2.1	$2.2
Administrative	1.3	0.8

Total	$3.4	$3.0

Operating expenses increased $0.4 million, or 13.3%, from the first quarter of fiscal year 2004 to 2005. This increase is primarily attributed to anticipated administrative expenses associated with stock grant expenses and severance costs in the first quarter of fiscal year 2005, and a reduction in the bad debt reserve in the first quarter of fiscal year 2004.

Other Income (Expense):

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense (Income)	—	(0.1)

Total	$0.1	$—

Other income recorded in the first quarter of fiscal year 2004 resulted from foreign currency transaction gains. Interest expense was relatively flat from the first quarter of fiscal year 2004 to 2005.

Taxes:

We have not recognized any tax benefit for the loss, net of certain small state payments, as any benefit required on the pretax loss in the first quarter of fiscal year 2005 was offset by an increase to our deferred tax asset valuation reserve. We did not record a tax provision in the first quarter of fiscal year 2004 as pretax income was offset by a reduction in our deferred tax asset valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Cash Provided by (Used in):
Operating Activities	$925	$1,436
Investing Activities	(183)	(134)
Financing Activities	(1,164)	(1,377)

Operating Activities. Cash provided by operating activities of $0.9 million for the first quarter of fiscal year 2005 decreased by $0.5 million when compared to the $1.4 million of cash provided by operating activities in the first quarter of fiscal year 2004. This $0.5 million change is comprised of: a $0.6 million decrease in cash provided by net income, offset by, a $0.1 million increase in cash provided from working capital. Significant working capital fluctuations were as follows:

•	Our inventories decreased $0.3 million from the first quarter of fiscal year 2004 to 2005 compared to a $0.1 million decrease from the first quarter of fiscal year 2003 to 2004. This $0.2 million net increase in working capital was offset by a $0.9 million decrease of net working capital in accounts payable. We have decreased our inventory and accounts payable from the first quarter of fiscal year 2004 to 2005 and have slightly improved our ratio of accounts payable to inventory, as the following table illustrates (dollars in millions):

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Inventory, net	$3.4	$3.7
Accounts Payable	$3.7	$4.1
Payables/Inventory Ratio	1.09	1.11

•	Our accounts receivables and other receivables decreased $1.5 million from the first quarter of fiscal year 2004 to 2005 compared to a $0.7 million decrease from the first quarter of fiscal year 2003 to 2004, which resulted in a $0.8 million net increase in working capital. We have continued to improve our collections, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	First Quarter Ended
	June	June
	26, 2004	28, 2003
Net Sales, for the last two fiscal months	$9.6	$8.9
Accounts Receivable, net	$6.5	$8.0
Days Sales Outstanding (based on 60 days)	41	54

Investing Activities. The reduction in cash provided by investing activities resulted from an increase in capital expenditures.

Financing Activities. We have reduced our debt from $7.1 million in the first quarter of fiscal year 2004 to $6.0 million in the first quarter of fiscal year 2005.

We believe that we have the financial resources needed to meet our business requirements for the next twelve months; however, the risk factors identified later in Item 3 of this report should be evaluated.

Debt. On July 22, 2004, we amended our Revolving Credit and Loan Agreement (“Credit Agreement”) with GMAC Business Credit, LCC. The amendment waived compliance with our EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the first quarter of fiscal year 2005. The following table indicates our (shortage) excess EBITDA percentage for the periods indicated:

	FY 2005	FY 2004
	Q1	Q4	Q3	Q2	Q1
(Shortage) Excess EBITDA	(15.8%)	3%	12%	12%	23%

In addition, the amendment waived a covenant relating to an inactive subsidiary that we had committed to dissolve by a specific date that is still currently in process and increased the Credit Agreement restriction on our major catalogs spending. See Note 3 of our Consolidated Financial Statements for more information on our debt.

We expect to meet our EBITDA covenant on an on-going basis.

Unconditional Purchase Obligation. In conjunction with the sale of Transmation Products Group (“TPG”) in fiscal year 2002, we entered into a distribution agreement with Fluke Electronics Corporation, which was revised effective September 1, 2002. Under the terms of the revised agreement, which extends through December 31, 2006, we are the exclusive worldwide distributor of TPG products and have agreed to purchase a pre-determined amount of inventory across a broad array of products and brands, including TPG.

In addition, in accordance with accounting principles generally accepted in the United States of America, we will be unable to recognize a gain of $1.5 million on the sale of TPG until the distribution agreement expires on December 31, 2006.

OUTLOOK

Distribution Products. We have sustained growth in product sales in the first quarter of fiscal year 2005. The double-digit growth was anticipated and resulted principally from improved economic conditions in comparison to the prior year period, as customers resumed previously delayed equipment acquisition and purchasing programs. We will continue to make investments in targeting new channels of distribution and promotional activities with our existing customer base by prospecting to add new catalog customers, cross-selling to our calibration customers, and expanding our presence in additional market segments in the process calibrator market. We expect growth for product sales to be in the single-digit range for the second half of fiscal year 2005.

Calibration Services. Our calibration services results for the first quarter of fiscal year 2005 did not meet our expectations. Our calibration services sales can be impacted by a number of factors that can impact quarterly and annual comparisons, both within and outside of our control. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer in-house capabilities. Calibration is a strategic core competency of our company and we are making investments in marketing and sales to drive growth. In particular, we are working with our customers in existing and new industry segments to develop on-going calibration programs that aligned with customer production planning. Our goal is to have our calibration services become an integral component of a customer’s strategic supplier network that supports and enhances their manufacturing, quality and productivity programs. Because this is a strategic initiative for each of our current and targeted customers, we anticipate considerable variation in time-to-adoption. We continue to believe that these investments in our calibration services will result in sustained growth over time. Calibration services revenue can be significantly affected by the timing of new customer business and previous year comparisons in any quarter could vary widely.

Overall. We believe the improvements that we made during fiscal year 2004 have positioned our company for long-term, sustainable profitability and growth. For fiscal year 2005 overall, we expect to deliver profitable results for our shareholders. We expect to increase revenues in fiscal year 2005 in both the distribution products and calibration services businesses. For fiscal year 2005, we are expecting growth overall in the low to mid single digits and overall gross margin improvements of 1-3 points. We will strive to continue to improve performance, provide quality service to our customers, and increase shareholder value. We believe we are well positioned to achieve these goals in fiscal year 2005.

Valuation Allowance. We have had a valuation allowance on our deferred assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending June 26, 2004 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as: divestitures, goodwill, severance, restructuring, and litigation. Although we believe that the Company today is much stronger, more profitable, and focused on operating a sound, profitable business model, we must maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On June 26, 2004 and June 28, 2003, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

Under the Credit Agreement described in Note 3 of our Consolidated Financial Statements, interest on the term note is payable at our option, at prime plus 0.5% or up to 80% of the Loan at the 30-day LIBOR (“London Interbank Offered Rate”) plus 3.25%. Interest on the revolving line of credit is payable monthly, at our option, at prime rate, 4.00% as of June 26, 2004, or up to 80% of the Loan at the 30-day LIBOR, 1.36% as of June 26, 2004, plus 2.75%.

FOREIGN CURRENCY

Approximately 91% and 90% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the first quarter of fiscal year 2005 and 2004, respectively. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On June 26, 2004 and June 28, 2003, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.

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

Indebtedness. As of June 26, 2004, we owed $6.0 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. If we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. The Second Amendment waived compliance with our EBITDA covenant for the first quarter of fiscal year 2005. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this Form 10-Q, many of which are beyond our control.

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

We Expect That Our Quarterly Results Of Operations Will Fluctuate, Which Could Cause Our Stock Price To Decline. A large portion of our expenses for calibration services, including expenses for facilities, equipment and personnel, are relatively fixed, as is our commitment to purchase a predetermined amount of inventory. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include:

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

(b) Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See Index to Exhibits.

(b)	Reports on Form 8-K.

The following report on Form 8-K was furnished during the quarter for which this report is filed:

Report dated June 21, 2004 reporting on Item 7, Financial Statements and Exhibits, and Item 12, Results of Operations and Financial Condition. This report furnished our press release regarding our results for the fourth quarter and twelve months ended March 27, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: August 5, 2004	/s/ Carl E. Sassano

Carl E. Sassano
Chairman, President & Chief Executive Officer

Date: August 5, 2004	/s/ Charles P. Hadeed

Charles P. Hadeed
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

Not Applicable.

(3)	Articles of Incorporation and By-Laws

3.1	The Articles of Incorporation, as amended, are incorporated herein by reference to Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and to Exhibit 3(i) to the Company’s Form 10-Q for the quarter ended September 30, 1999.

3.2	By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Company’s Form 10-K for the year ended March 31, 1988. (SEC File No. 000-03905)

(4)	Instruments defining the rights of security holders, including indentures

4.1	The documents listed under (3) are incorporated herein by reference.

4.2	Loan and Security Agreement dated November 12, 2002 by and among GMAC Business Credit LLC, Transcat, Inc. and Transmation (Canada), Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 2002.

4.3	First Amendment to Loan and Security Agreement dated April 11, 2003 by GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada), Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-K for the year ended March 31, 2003.

4.4	Second Amendment to Loan and Security Agreement dated July 22, 2004 by GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada), Inc.

(10)	Material Contracts

Not Applicable.

(11)	Statement re computation of per share earnings

Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive (Loss) Income included herein under Part I, Item 1.

(15)	Letter re unaudited interim financial information

Not Applicable.

(18)	Letter re change in accounting principles

Not Applicable.

(19)	Report furnished to security holders

Not Applicable.

(22)	Published report regarding matters submitted to vote of security holders

Not Applicable.

(23)	Consents of Experts and Counsel

Not Applicable.

(24)	Power of Attorney

Not Applicable.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications.

(99)	Additional Exhibits

Not Applicable.