Form 10-Q
period 2004-09-25
TRANSCAT INC
filed 2004-11-05
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 25, 2004

or

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

The number of shares of Common Stock of the Registrant outstanding as of November 1, 2004 was 6,372,377.

Page(s)
PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (unaudited):
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Second Quarter and Six Months Ended September 25, 2004 and September 27, 2003	3
Consolidated Balance Sheets as of September 25, 2004 and March 27, 2004	4
Consolidated Statements of Cash Flows for the Six Months Ended September 25, 2004 and September 27, 2003	5
Notes to Consolidated Financial Statements	6-12
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-21
Item 3. Quantitative and Qualitative Disclosures about Market Risk	21-22
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders	23-24
Item 6. Exhibits	24
SIGNATURES	25
INDEX TO EXHIBITS	26
EX-31.1 Certification of Chief Executive Officer
EX-31.2 Certification of Chief Financial Officer
EX-32.1 Section 1350 Certifications

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September	September	September	September
	25, 2004	27, 2003	25, 2004	27, 2003
Product Sales	$8,309	$7,620	$17,189	$15,632
Service Sales	4,179	4,276	8,521	8,859

Net Sales	12,488	11,896	25,710	24,491

Cost of Products Sold	6,463	5,427	13,271	11,389
Cost of Services Sold	3,116	2,986	6,404	6,420

Total Cost of Products and Services Sold	9,579	8,413	19,675	17,809

Gross Profit	2,909	3,483	6,035	6,682

Selling, Marketing, and Warehouse Expenses	1,702	1,984	3,806	4,154
Administrative Expenses	1,124	1,283	2,418	2,122

Total Operating Expenses	2,826	3,267	6,224	6,276

Operating Income (Loss)	83	216	(189)	406

Interest Expense	73	64	145	143
Other Expense (Income)	103	(34)	187	(105)

Total Other Expense	176	30	332	38

(Loss) Income Before Income Taxes	(93)	186	(521)	368
Benefit for Income Taxes	—	(169)	—	(162)

Net (Loss) Income	(93)	355	(521)	530
Other Comprehensive Income:
Currency Translation Adjustment	111	(25)	84	71

Comprehensive Income (Loss)	$18	$330	$(437)	$601

Basic (Loss) Earnings Per Share	$(0.01)	$0.06	$(0.08)	$0.09
Average Shares Outstanding (in thousands)	6,372	6,255	6,349	6,234
Diluted (Loss) Earnings Per Share	$(0.01)	$0.05	$(0.08)	$0.08
Average Shares Outstanding (in thousands)	6,372	6,726	6,349	6,624

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September	March
	25, 2004	27, 2004
ASSETS
Current Assets:
Cash	$185	$547
Accounts Receivable, less allowance for doubtful accounts of $42 and $51 as of September 25, 2004 and March 27, 2004, respectively	5,906	8,044
Other Receivables	11	64
Finished Goods Inventory, net	4,636	3,736
Income Taxes Receivable	—	144
Prepaid Expenses and Deferred Charges	1,035	696

Total Current Assets	11,773	13,231
Property, Plant and Equipment, net	1,953	2,025
Capital Leases, net	147	181
Goodwill	2,524	2,524
Deposits and Deferred Charges	90	171
Other Assets	260	253

Total Assets	$16,747	$18,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,835	$4,139
Accrued Payrolls, Commissions and Other	1,201	1,620
Income Taxes Payable	100	100
Deposits	57	57
Term Loan	250	668
Current Portion of Capital Lease Obligations	62	49
Revolving Line of Credit	5,279	6,441

Total Current Liabilities	11,784	13,074
Capital Lease Obligations, less current portion	90	134
Deferred Compensation	198	205
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	13,616	14,957

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,415,792 and 6,352,968 shares issued as of September 25, 2004 and March 27, 2004, respectively; 6,296,434 and 6,233,610 shares outstanding as of September 25, 2004 and March 27, 2004, respectively	3,208	3,176
Capital in Excess of Par Value	3,360	3,235
Warrants	518	518
Unearned Compensation	(39)	(23)
Accumulated Other Comprehensive Income (Loss)	16	(67)
Retained Deficit	(3,479)	(2,958)
Less: Treasury Stock, at cost, 119,358 shares	(453)	(453)

Total Stockholders’ Equity	3,131	3,428

Total Liabilities and Stockholders’ Equity	$16,747	$18,385

See the notes to these financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	(Unaudited)
	Six Months Ended
	September	September
	25, 2004	27, 2003
Cash Flows from Operating Activities:
Net (Loss) Income	$(521)	$530
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	728	833
Provision for Doubtful Accounts Receivable and Returns	(9)	(72)
Common Stock Expense	27	11
Amortization of Unearned Compensation	98	—
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	2,200	560
Inventories	(900)	(374)
Income Taxes Receivable / Payable	144	315
Prepaid Expenses, Deferred Charges, and Other	(473)	(415)
Accounts Payable	696	(83)
Accrued Payrolls, Commissions, and Other	(419)	(467)
Deferred Compensation	(7)	87

Net Cash Provided by Operating Activities	1,564	925

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(414)	(237)

Net Cash Used in Investing Activities	(414)	(237)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,162)	(354)
Payments on Term Loan	(418)	(417)
Payments on Capital Leases	(31)	—
Issuance of Common Stock	16	—

Net Cash Used in Financing Activities	(1,595)	(771)

Effect of Exchange Rate Changes on Cash	83	71

Net Decrease in Cash	(362)	(12)
Cash at Beginning of Period	547	114

Cash at End of Period	$185	$102

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

Revenue Recognition. Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations. Our prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. We recognize our service revenue based upon when the calibration or repair activity is performed then shipped and/or delivered to the customer. Our shipments are generally free on board shipping point and our customers are generally invoiced for freight, shipping, and handling charges.

Shipping and Handling Costs. Freight expense and direct shipping costs are included in cost of sales. Direct handling costs, which primarily represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, marketing, and warehouse expenses.

Rebates. Rebates are based on a specified cumulative level of purchases and are recorded as a reduction of cost of sales as the milestone is achieved.

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

Currency Translation Adjustment. The accounts of our Canadian subsidiary are maintained in local currency and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany and equity, have translated at the period-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of our subsidiary balance sheets into United States dollars are recorded directly to the accumulated comprehensive income component of stockholders equity. Currency gains and losses on business transactions are included in other expense (income) on the Consolidated Statements of Operations.

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

For the second quarter and six months ended September 25, 2004, there were no dilutive shares. For the second quarter and six months ended September 27, 2003, the net additional Common Stock equivalents had a $0.01 effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from outstanding stock options, warrants, and non-vested restricted stock are summarized as follows (shares in thousands, except per share amounts):

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	25, 2004	27, 2003	25, 2004	27, 2003
Shares Outstanding:
Dilutive	—	471	—	390
Anti-dilutive	1,513	1,077	1,513	1,158

Total	1,513	1,548	1,513	1,548

Range of Exercise Prices per Share:
Options	$0.80-$3.00	$0.80-$4.75	$0.80-$3.00	$0.80-$4.75
Warrants	$0.97-$2.91	$0.97-$3.06	$0.97-$2.91	$0.97-$3.06

Accounts Receivable. Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the specific formula may not appropriately reserve for loss exposure. The returns reserve is calculated based upon the historical rate of returns applied to sales over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of sales and/or the historical rate of returns.

Inventories. Inventories consist of finished goods and are valued at the lower of standard cost or market. Standard costs approximate the average cost method of inventory valuation. Inventories are reduced by a reserve for items not saleable at or above standard cost. We reserve specifically for certain items of our inventory and, for other items, we apply a specific loss factor, based on historical experience, to specific categories of our inventory. We evaluate the adequacy of the reserve on a regular basis.

Properties, Depreciation, and Amortization. Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method with useful lives of 3 to 10 years for the following major classifications: machinery, equipment, software, and furniture and fixtures. Properties determined to have no value are written off at their then remaining net book value. We account for software costs in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Leasehold improvements are amortized under the straight-line method over the terms of the related leases. Maintenance and repairs are expensed as incurred.

Goodwill. We estimate the fair value of our reporting units, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. We test our goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist.

Deferred Catalog Costs. We amortize the cost of each Master Catalog mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of catalog supplements over a three month period.

Deferred Compensation. Previously, some of our directors had elected to defer receipt of their non-discretionary awards of shares of our Common Stock under our Amended and Restated Directors’ Stock Plan. Deferred shares were expensed at the market value of our Common Stock at the date of award, and the associated liability is adjusted quarterly based on the quarter end market price of our Common Stock. Directors voluntary elected to cease deferring shares effective as of April 1, 2003. In addition, we provide an annual benefit to a former president’s spouse and former executive under the terms of a deferred compensation agreement.

Deferred Gain on Sale of TPG. As a result of certain post divestiture commitments, according to GAAP, we are unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in fiscal year 2002, until those commitments expire in fiscal year 2007.

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

Fair Value of Financial Instruments. The carrying amounts reported on our Consolidated Balance Sheets for cash, accounts receivables, and accounts payable approximate fair value due to their short-term nature.

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

The following table provides pro forma amounts, if we accounted for stock-based compensation under the fair value method (in thousands, except per share amounts):

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	25, 2004	27, 2003	25, 2004	27, 2003
Net (Loss) Income, as reported	$(93)	$355	$(521)	$530
Add: Stock-based employee compensation expense
included in reported net (loss) income, net of related tax effects	21	—	98	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(48)	(22)	(152)	(45)

Pro Forma Net (Loss) Income	$(120)	$333	$(575)	$485

(Loss) Earnings Per Share:
Basic - as reported	$(0.01)	$0.06	$(0.08)	$0.09
Basic - pro forma	$(0.02)	$0.05	$(0.09)	$0.08
Average Shares Outstanding (in thousands)	6,372	6,255	6,349	6,234
Diluted - as reported	$(0.01)	$0.05	$(0.08)	$0.08
Diluted - pro forma	$(0.02)	$0.05	$(0.09)	$0.07
Average Shares Outstanding (in thousands)	6,372	6,726	6,349	6,624

Reclassification of Amounts. Certain reclassifications of prior fiscal year quarter and six months financial information have been made to conform with current fiscal year quarter and six months presentation.

NOTE 3 — DEBT

Description. On November 13, 2002, we entered into a Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement consisted of a term loan, a revolving line of credit (“LOC”), and certain material terms of which are as set forth below.

The Credit Agreement was amended on April 11, 2003 to address certain non-material post closing conditions.

The Credit Agreement was further amended on July 22, 2004 (“Second Amendment”) to waive compliance with our EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the first quarter of fiscal year 2005, permanently waive a requirement relating to an inactive subsidiary that we had committed to dissolve by a specific date that is still currently in process, and increase the Credit Agreement restriction on our Master Catalog spending.

We amended the Credit Agreement again on November 1, 2004 (“Third Amendment”). The Third Amendment consists of two term notes, a LOC, a capital expenditure loan if certain conditions are met, and certain material terms of which are as set forth below. The Third Amendment also waives compliance with our EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the second quarter of fiscal year 2005 and extends the Credit Agreement expiration from November 13, 2005 to October 31, 2007.

Term Loans. As of March 27, 2004, we had a term loan balance in the amount of $0.7 million in favor of GMAC. This term loan required annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002. The Credit Agreement required us to make the following future principal payments on the term loan, before giving effect to any excees cash flow payments made, (in thousands):

Fiscal Year 2005	$500
Fiscal Year 2006	333

Total	$833

In addition, we were required to further reduce the term loan, on an annual basis, by excess cash flow, as defined in the Credit Agreement, not to exceed $0.2 million per fiscal year. After giving effect to scheduled payments and to the excess cash flow payments as required under the Credit Agreement, the following future term loan payments as of September 25, 2004 were (in thousands):

Fiscal Year 2005	$250
Fiscal Year 2006	—

Total	$250

An excess cash flow payment of $0.2 million was made in July 2004. There will be no further excess cash flow payments required under the Credit Agreement against this term loan, as scheduled payments would fully liquidate the term loan prior to March 27, 2005. This term loan was repaid in full on November 1, 2004.

Under the Third Amendment, we made two term loans, Term Loan A and Term Loan B, in the amounts of $1.5 million and $0.5 million, respectively. These term notes require annual payments of $0.5 million and $0.2 million, respectively, payable over three years in equal monthly installments, commencing on December 1, 2004. The Third Amendment requires us to make the following principal payments on combined term loans (in thousands):

	Term Loan A	Term Loan B	Total
Fiscal Year 2005	$167	$55	$222
Fiscal Year 2006	500	167	667
Fiscal Year 2007	500	167	667
Fiscal Year 2008	333	111	444

Total	$1,500	$500	$2,000

In addition, under the Third Amendment, we are further required to reduce the term loans on an annual basis by a percentage of excess cash flow, as defined in the Third Amendment. Term Loan B will be reduced by the lesser of the balance owed on Term Loan B or 50% of our excess cash flow payable in three monthly installments. Once Term Loan B has been repaid, the excess cash flow payment required against Term Loan A is 20% of our excess cash flow, not to exceed $0.2 million, annually.

LOC. As of September 25, 2004, the maximum amount available under the LOC portion of the Credit Agreement was $10.0 million, of which we had borrowed $5.3 million. Availability under the LOC was determined by a formula based on eligible accounts receivable (85%) and inventory (48%). As of September 25, 2004, availability amounted to $6.4 million.

The Credit Agreement required both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These requirements resulted in a short-term classification of the LOC in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Under the Third Amendment, the maximum amount available under the LOC portion is $9.0 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).

Interest. As of September 25, 2004, interest on the term loan was payable, at our option, at prime plus 0.5% or up to 80% of the LOC at the 30-day London Interbank Offered Rate (“LIBOR”) plus 3.25%. Interest on borrowings under the LOC was payable monthly, at our option, at prime rate or up to 80% of the LOC at the 30-day LIBOR plus 2.75%. The prime rate and LIBOR as of September 25, 2004 were 4.75% and 1.84%, respectively.

Under the Third Agreement, interest on the term loans and LOC is fixed at Tier 2 (see chart below) through March 2005. Interest on the term loans and LOC thereafter, is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the Third Amendment, as follows:

Fixed Charge
Tier	Coverage Ratio	Term Loan A	Term Loan B	LOC
1	1.249 or less	(a) Prime Rate plus .50% or	Prime Rate plus.75%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 3.25%		(b) LIBOR plus 2.75%
2	1.25 to 1.49	(a) Prime Rate plus .25% or	Prime Rate plus.50%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 3.00%		(b) LIBOR plus 2.50%
3	1.50 or greater	(a) Prime Rate plus 0% or	Prime Rate plus.25%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 2.75%		(b) LIBOR plus 2.25%

Covenants. As of September 25, 2004, the Credit Agreement had certain covenants with which we had to comply, including a minimum EBITDA covenant, as well as restrictions on capital expenditures and Master Catalog spending. The Third Amendment included a revised EBITDA covenant, a fixed charge coverage ratio covenant, as well as, revised restrictions on capital expenditures and Master Catalog spending. As previously indicated, the Third Amendment waived compliance with our EBITDA covenant for the second quarter of fiscal year 2005. We were in compliance with all other such loan covenants and requirements as of September 25, 2004.

Loan Costs. In accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” any fees paid to GMAC, third party costs associated with the LOC of the Third Amendment, and unamortized costs remaining under the Credit Agreement, will be amortized over the term of the Third Amendment.

Other Terms. The Credit Agreement required an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 1% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement was terminated after November 13, 2003 and prior to November 13, 2005. Under the Third Amendment, if the agreement is terminated prior to its expiration date of October 31, 2007, a termination premium of 2% in year one, 1% in year two, and 0.5% in the third year of the advance limit, as defined in the agreement, will be incurred. The Third Amendment also reduced other certain recurring loan costs and fees.

Additionally, we have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.

The Third Amendment also provides for a capital expenditure loan (“Cap-x Loan”). If prior to September 30, 2005, we have achieved an EBITDA, as defined in the agreement, of $2.4 million on a trailing twelve months basis, we may make a Cap-x Loan of up to $1.0 million for qualifying capital expenditures. The Cap-x Loan would be payable in equal monthly payments over a 36 month period with any residual balance resulting in a balloon payment at October 31, 2007. Interest is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio with the same terms as Term Loan A (see chart above). As of the date of this report, we have not requested a Cap-x Loan.

NOTE 4 — SEGMENT DATA

We have two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 2 of the Consolidated Financial Statements. We have no inter-segment sales. The following table presents our segment data for the second quarter and six months ended September 25, 2004 and September 27, 2003 (in thousands):

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	25, 2004	27, 2003	25, 2004	27, 2003
Net Sales:
Product	$8,309	$7,620	$17,189	$15,632
Service	4,179	4,276	8,521	8,859

Total	12,488	11,896	25,710	24,491

Gross Profit:
Product	1,846	2,193	3,918	4,243
Service	1,063	1,290	2,117	2,439

Total	2,909	3,483	6,035	6,682

Operating Expenses:
Product	1,728	1,835	3,849	3,408
Service	1,098	1,432	2,375	2,868

Total	2,826	3,267	6,224	6,276

Operating Income (Loss):
Product	118	358	69	835
Service	(35)	(142)	(258)	(429)

Total	83	216	(189)	406

Unallocated Amounts:
Other Expense	176	30	332	38
Benefit for Income Taxes	—	(169)	—	(162)

Total	176	(139)	332	(124)

Net (Loss) Income	$(93)	$355	$(521)	$530

NOTE 5 — COMMITMENTS

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

NOTE 6 - VENDOR CONCENTRATION

Approximately 30% of our product purchases on an annual basis are from Fluke, which is not believed to be inconsistent with Fluke’s share of the markets we service.

NOTE 7 – SUBSEQUENT EVENT

On November 1, 2004, we entered into the Third Amendment to our Credit Agreement with GMAC. The Third Amendment consists of two term notes, a LOC, a capital expenditure loan if certain conditions are met, and certain material terms of which are as set forth in Note 3 of our Consolidated Financial Statements. The Third Amendment also waived compliance with our EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the second quarter of fiscal year 2005 and extended the Credit Agreement expiration from November 13, 2005 to October 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecast in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

Reclassification of Amounts. Certain reclassifications of prior fiscal year quarter and six months financial information have been made to conform with current fiscal year quarter and six months presentation.

Rounding. Certain percentages may vary depending on the basis used for the calculation, such as dollars in thousands and dollars in millions.

RESULTS OF OPERATIONS

The following table sets forth, for the second quarter and first six months of fiscal years 2005 and 2004, the components of our Consolidated Statements of Operations (calculated on dollars in thousands):

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September	September	September	September
	25, 2004	27, 2003	25, 2004	27, 2003
As a Percentage of Net Sales:
Product Sales	66.5%	64.1%	66.9%	63.8%
Service Sales	33.5%	35.9%	33.1%	36.2%

Net Sales	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	22.2%	28.8%	22.8%	27.1%
Service Gross Profit	25.4%	30.2%	24.8%	27.5%

Total Gross Profit	23.3%	29.3%	23.5%	27.3%

Selling, Marketing, and Warehouse Expenses	13.6%	16.7%	14.8%	17.0%
Administrative Expenses	9.0%	10.8%	9.4%	8.7%

Total Operating Expenses	22.6%	27.5%	24.2%	25.7%

Operating Income (Loss)	0.7%	1.8%	(0.7)%	1.6%
Interest Expense	0.6%	0.5%	0.6%	0.6%
Other Expense (Income)	0.8%	(0.3)%	0.7%	(0.4)%

Total Other Expense	1.4%	0.2%	1.3%	0.2%

(Loss) Income Before Income Taxes	(0.7)%	1.6%	(2.0)%	1.4%
Benefit for Income Taxes	—%	(1.4)%	—%	(0.7)%

Net (Loss) Income	(0.7)%	3.0%	(2.0)%	2.1%

SECOND QUARTER ENDED SEPTEMBER 25, 2004 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 27, 2003 (DOLLARS IN MILLIONS):

Sales:

	Second Quarter Ended
	September	September
	25, 2004	27, 2003
Net Sales:
Product	$8.3	$7.6
Service	4.2	4.3

Total	$12.5	$11.9

Net sales increased $0.6 million, or 5.0%, from the second quarter of fiscal year 2004 to the second quarter of fiscal year 2005.

Our product sales results, which accounted for 66.5% of our sales in the second quarter of fiscal year 2005 and 64.1% of our sales in the second quarter of fiscal year 2004, have positively reflected the impact of what we believe is an improved economic outlook, targeted sales efforts in new distribution channels, and customer response to our marketing programs. Our product sales have improved in relation to the prior fiscal year quarter comparisons, as follows (calculated on dollars in millions):

	FY 2005		FY 2004
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	9.2%	11.3%	15.6%	(7.0%)	(22.4%)	(15.8%)

The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels:

	FY 2005 Q2		FY 2004 Q2
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Core	92.7%	23.6%	96.1%	24.8%
Government	3.9%	3.2%	1.3%	1.1%
Other	3.4%	13.1%	2.6%	10.4%

Total	100.0%		100.0%

(1)	Calculated at net sales less purchase cost.

Customer product orders include orders for products that we routinely stock in our inventory, as well as customized products and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders required to be shipped at a future date, and orders on credit hold and/or awaiting letters of credit. Our total unshippable orders increased by approximately $0.1 million, or 7.1% from the second quarter of fiscal year 2004 to the second quarter of fiscal year 2005. We believe that the increase is primarily attributed to the increase in sales order volume in the fiscal second quarter of fiscal year 2005 and product order mix. The following table reflects our historical trend of product orders that are unshippable at the end of each fiscal quarter and the percentage of these orders that are backorders (calculated on dollars in millions):

	FY 2005		FY 2004
	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable Orders	$1.5	$1.5	$1.7	$1.6	$1.4	$1.0
% of Unshippable Orders that are Backorders	80.0%	80.2%	85.7%	82.5%	83.6%	83.8%

Calibration services sales declined $0.1 million, or 2.3%, from the second quarter of fiscal year 2004 to the second quarter of fiscal year 2005. The decline in calibration service sales is primarily attributable to not generating enough new customer business to offset the customer business that does not repeat. Our calibration services sales can be impacted by a number of factors that can impact quarterly and annual comparisons, both within and outside of our control. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer in-house capabilities. Our calibration service sales have declined in relation to the prior fiscal year quarter comparisons, as follows (calculated on dollars in millions):

	FY 2005		FY 2004
	Q2	Q1	Q4	Q3	Q2	Q1
Calibration Service Sales Decline	(2.3%)	(6.5%)	(2.0%)	(7.3%)	(7.3%)	(3.2%)

Gross Profit:

	Second Quarter Ended
	September	September
	25, 2004	27, 2003
Gross Profit:
Product	$1.8	$2.2
Service	1.1	1.3

Total	$2.9	$3.5

Gross profit decreased as a percent of net sales from 29.3% in the second quarter of fiscal year 2004 to 23.3% in the second quarter of fiscal year 2005.

Product gross profit declined $0.4 million, 7.2 points as a percent of net product sales from the second quarter of fiscal year 2004 to the second quarter of fiscal year 2005. Contributing factors to this decrease included our aggressive targeting of new channels of distribution that typically do not support the margins of our core customer base and an increased level of allowances to stimulate product sales (see above). Our product gross profit ratio to sales can be impacted by a number of factors that can impact quarterly and annual comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases and cooperative advertising received from suppliers and reported as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16 (see Note 2 to our Consolidated Financial Statements). Our second quarter of fiscal year 2004 included an earned manufacturer rebate of $0.3 million that did not repeat in the current quarter. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005		FY 2004
	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit	21.7%	23.6%	21.2%	21.5%	28.9%	25.0%

Calibration service gross profit declined $0.2 million, or 4.0 points as a percent of net calibration service sales from the second quarter of fiscal year 2004 to the second quarter of fiscal year 2005. The primary contributing factor to this decrease was our $0.1 million decline in calibration service sales on an infrastructure that is mainly comprised of fixed costs and a prior year adjustment of certain estimated liabilities. The following table reflects the quarterly historical trend of our calibration service gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005		FY 2004
	Q2	Q1	Q4	Q3	Q2	Q1
Calibration Service Gross Profit	26.2%	23.3%	29.2%	26.2%	30.2%	26.1%

Operating Expenses:

	Second Quarter Ended
	September	September
	25, 2004	27, 2003
Operating Expenses:
Selling, Marketing, and Warehouse	$1.7	$2.0
Administrative	1.1	1.3

Total	$2.8	$3.3

Operating expenses decreased $0.5 million, or 15.2%, from the second quarter of fiscal year 2004 to the second quarter of fiscal year 2005. This decrease is primarily attributed to reduced administrative expenses associated with stock grant expenses ($0.1 million), reduced selling expenses resulting from lower payroll and related costs ($0.2 million), and on-going controls over spending.

Other Expense:

	Second Quarter Ended
	September	September
	25, 2004	27, 2003
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense	0.1	—

Total	$0.2	$0.1

Interest expense was relatively flat from the second quarter of fiscal year 2004 to the second quarter of fiscal year 2005. Other expense recorded in the second quarter of fiscal year 2005 resulted primarily from foreign currency transaction losses.

Taxes:

	Second Quarter Ended
	September	September
	25, 2004	27, 2003
Benefit for Income Taxes	$ —	$(0.2)

We have not recognized any tax benefit for the loss, as any benefit required on the pretax loss in the second quarter of fiscal year 2005 was offset by an increase to our deferred tax asset valuation reserve. We did not record a tax provision in the second quarter of fiscal year 2004 as pretax income was offset by a reduction in our deferred tax asset valuation reserve. We did record a $0.2 million benefit for losses in the prior year second quarter resulting from a non-recurring election allowing a carry back of certain tax liabilities, previously subject to a valuation allowance, which generated a refund that was received in July 2004.

SIX MONTHS ENDED SEPTEMBER 25, 2004 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 2003 (DOLLARS IN MILLIONS):

Sales:

	Six Months Ended
	September	September
	25, 2004	27, 2003
Net Sales:
Product	$17.2	$15.6
Service	8.5	8.9

Total	$25.7	$24.5

Net sales increased $1.2 million, or 4.9%, from the first six months of fiscal year 2004 to the first six months of fiscal year 2005.

Our product sales results, which accounted for 66.9% of our sales in the first six months of fiscal year 2005 and 63.8% of our sales in the first six months of fiscal year 2004, have been positively impacted by the impact of what we believe is an improving economy, targeted sales efforts in new distribution channels, and customer response to our marketing programs.

The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels:

	FY 2005 Six Months		FY 2004 Six Months
	Ended September 25, 2004		Ended September 27, 2003
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Core	93.0%	23.5%	97.2%	25.6%
Government	3.3%	1.8%	0.6%	1.1%
Other	3.7%	12.0%	2.2%	13.9%

Total	100.0%		100.0%

Calibration service sales declined $0.4 million, or 4.5%, in the first six months of fiscal year 2005 when compared to the first six months of fiscal year 2004. This decline in calibration service sales is primarily attributable to not generating enough new business to offset existing calibration business that did not repeat, mostly for any number of reasons some of which are beyond our control. Our calibration services sales can also be impacted by a number of factors that can impact quarterly and annual year over year comparisons that are both within and outside of our control. Among those factors are the timing of customers’ periodic calibrations of their equipment, customer capital expenditure budgets and customer outsourcing decisions.

Gross Profit:

	Six Months Ended
	September	September
	25, 2004	27, 2003
Gross Profit:
Product	$3.9	$4.2
Service	2.1	2.4

Total	$6.0	$6.6

Gross profit decreased as a percent of sales from 27.3% in the first six months of fiscal year 2004 to 23.5% in the first six months of fiscal year 2005.

Gross profit on product sales decreased $0.3 million and 4.2 points as a percent of sales in the first six months of fiscal year 2005 when compared to the first six months of fiscal year 2004. Contributing factors to this decrease on a higher sales base include our aggressive targeting new channels of distribution that typically do not support the margins of our core customer base (see above) and an increased level of allowances to stimulate sales growth that we experienced in the first six months of fiscal year 2004. In addition, periodic rebates on purchases and cooperative advertising income received from suppliers and reported as a reduction of cost sales do not necessarily repeat in the same fiscal quarters. The first six months of fiscal year 2004 included $0.1 million dollars more of such income than in the first six months of fiscal year 2005, accounting for 0.8 points as a percent of sales of the margin ratio decline.

Calibration services gross profit declined $0.3 million in the first six months of fiscal year 2005 when compared to the first six months of fiscal year 2004, and declined 2.3 points as a percent of calibration service sales. The primary reason behind this decrease is the decrease in calibration service sales where our cost structure has a significant fixed component.

Operating Expenses:

	Six Months Ended
	September	September
	25, 2004	27, 2003
Operating Expenses:
Selling, Marketing, and Warehouse	$3.8	$4.2
Administrative	2.4	2.1

Total	$6.2	$6.3

Operating expenses decreased $0.1 million, or 1.6%, in the first six months of fiscal year 2005 when compared to the first six months of fiscal year 2004, and decreased 1.6 points as a percent of sales on an increased sales base. The reduction in selling, marketing, and warehouse expense is primarily the result of reduced sales payroll and related expenses ($0.3 million) and overall ongoing expense control. The increase in administrative expenses is the result of expenses associated with executive stock grants ($0.1 million) and first quarter severance costs ($0.1 million).

Other Expense:

	Six Months Ended
	September	September
	25, 2004	27, 2003
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense (Income)	0.2	(0.1)

Total	$0.3	$—

Consistent with our level of debt, interest expense has remained relatively flat when comparing the first six months of fiscal year 2005 to that of fiscal year 2004. The increase in other expense (income) is primarily attributed to foreign currency transaction losses.

Taxes:

	Six Months Ended
	September	September
	25, 2004	27, 2003
Benefit for Income Taxes	$-	$(0.2)

We have not recognized any tax benefit for the loss, as any benefit required on the pretax loss in the first six months of fiscal year 2005 was offset by an increase to our deferred tax asset valuation reserve. We did not record a tax provision in the first six months of fiscal year 2004 as pretax income was offset by a reduction in our deferred tax asset valuation reserve. We did record a $0.2 million benefit for losses in the prior year second quarter resulting from a non-recurring election allowing a carry back of certain tax liabilities, previously subject to a valuation allowance, which generated a refund that was received in July 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	September	September
	25, 2004	27, 2003
Cash Provided by (Used in):
Operating Activities	$1,564	$925
Investing Activities	(414)	(237)
Financing Activities	(1,595)	(771)

Operating Activities. Cash provided by operating activities of $1.6 million for the first six months of fiscal year 2005 increased by $0.6 million when compared to the $0.9 million of cash provided by operating activities in the first six months of fiscal year 2004. This $0.6 million change is comprised of: a $1.6 million increase in cash provided from working capital, a $0.2 million increase in non-cash charges, offset by, a $1.1 million decrease in net income and a $0.1 million decrease in depreciation and amortization. Significant working capital fluctuations were as follows:

•	Inventories / Accounts Payable: Our inventories increased $0.5 million more in the first six months of fiscal year 2005 compared with the first six months of fiscal year 2004. This increase was anticipated as we still had depressed inventory levels at September 2003, as the economy was just beginning to show indications of recovery. This increase was offset by a corresponding increase in accounts payable for the first six months of fiscal year 2005 as compared with relatively flat accounts payable in the prior year six month period. Although we have increased our inventories to prepare for what is typically our strongest six month product sales period, we have maintained our ratio of accounts payable as a percent of inventory, as the following table illustrates (dollars in millions):

	September	March	September	March
	25, 2004	27, 2004	27, 2003	31, 2003
Inventory, net	$4.6	$3.7	$3.2	$2.8
Accounts Payable	$4.8	$4.1	$3.7	$3.7
Payables/Inventory Ratio	1.04	1.11	1.16	1.32

•	Receivables: Our accounts receivable decreased $1.6 million more in the first six months of fiscal year 2005 when compared with the decrease in the first six months of fiscal year 2004. This change is the result of higher sales and receivables in our fourth quarter of fiscal year 2004 when compared to that of fiscal year 2003. We have continued to maintain strong collections on our accounts receivable, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	September	March	September	March
	25, 2004	27, 2004	27, 2003	31, 2003
Net Sales, for the last two fiscal months	$9.0	$11.9	$8.5	$9.3
Accounts Receivable, net	$5.9	$8.0	$6.1	$6.9
Days Sales Outstanding (based on 60 days)	39	40	43	45

Investing Activities. The $0.4 million and $0.2 million of cash used for investing activities in the first six months of fiscal years 2005 and 2004, respectively, resulted from capital expenditures.

Financing Activities. We have reduced our debt from $7.3 million at March 27, 2004 to $5.7 million at September 25, 2004. This reduction in debt for the first six months of fiscal year 2005 is consistent with the seasonal reduction of debt for the first six months of fiscal year 2004, as liquidated year-end receivables from our typically strongest sales quarter reduce debt.

	September	March	September	March
	25, 2004	27, 2004	27, 2003	31, 2003
Term Debt	$0.2	$0.7	$0.9	$1.3
Revolving Line of Credit	$5.3	$6.4	$4.9	$5.2
Capital Lease Obligations	$0.2	$0.2	$—	$—

Total Debt	$5.7	$7.3	$5.8	$6.5

We believe that we have the financial resources needed to meet our business requirements for the next twelve months; however, the risk factors identified later in Item 3 of this report should be evaluated.

Debt. On November 1, 2004, we amended our Revolving Credit and Loan Agreement (“Credit Agreement”) with GMAC Business Credit, LCC (“Third Amendment”). The Third Amendment consists of two term notes, a revolving line of credit, a capital expenditure loan if certain conditions are met, and certain material terms of which are disclosed in Note 3 of our Consolidated Financial Statements. The Third Amendment also waived compliance with our EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the second quarter of fiscal year 2005 and extended the Credit Agreement expiration from November 13, 2005 to October 31, 2007. See Note 3 of our Consolidated Financial Statements for more information on our debt.

The following table indicates our (shortage) excess EBITDA percentage for the periods indicated. We expect to meet our EBITDA covenant on an on-going basis.

	FY 2005		FY 2004
	Q2	Q1	Q4	Q3	Q2	Q1
(Shortage) Excess EBITDA	(19.6%)	(15.8%)	3%	12%	12%	23%

Unconditional Purchase Obligation. On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke Electronics Corporation (“Fluke”), which replaced a previous distribution agreement with Fluke. The New Agreement continues to allow us to be the exclusive worldwide distributor of Transmation Products Group (“TPG”) products, until December 25, 2006. We also agreed, among other items, to purchase a pre-determined amount of inventory across a broad array of products and brands during each calendar year. Our purchases for calendar year 2003 exceeded our commitment under the New Agreement. We believe that this commitment to future purchases is consistent with our business needs and plans. The New Agreement extends through December 31, 2006.

In addition, in accordance with accounting principles generally accepted in the United States of America, we will be unable to recognize a gain of $1.5 million on the sale of TPG until the distribution agreement expires on December 31, 2006.

OUTLOOK

Distribution Products. The double-digit growth in product sales in the first six months of fiscal year 2005 was anticipated and resulted principally from improved economic conditions in comparison to the prior year period, as customers resumed previously delayed equipment acquisition and purchasing programs. We have and will continue to make investments in targeting new channels of distribution and promotional activities with our existing customer base by prospecting to add new catalog customers, cross-selling to our calibration customers, and expanding our presence in additional market segments in the process calibrator market. We expect growth for product sales to be in the single-digit range for the second half of fiscal year 2005.

Calibration Services. Our calibration services results for the first six months of fiscal year 2005 did not meet our expectations. Our calibration services sales can be impacted by a number of factors that can impact quarterly and annual comparisons, both within and outside of our control. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer in-house capabilities. Calibration is a strategic core competency of our Company and we are making investments in marketing and sales to drive growth. In particular, we are working with our customers in existing and new industry segments to develop on-going calibration programs that aligned with customer production planning. Our goal is to have our calibration services become an integral component of a customer’s strategic supplier network that supports and enhances their manufacturing, quality, and productivity programs. Because this is a strategic initiative for each of our current and targeted customers, we anticipate considerable variation in time-to-adoption. We continue to believe that these investments in our calibration services will result in sustained growth over time. Calibration services revenue can be significantly affected by the timing of new customer business and previous year comparisons in any quarter could vary widely.

Overall. We believe the improvements that we made during fiscal year 2004 have positioned our Company for long-term, sustainable profitability and growth. For fiscal year 2005, we expect to deliver profitable results for our shareholders. We expect to increase revenues in fiscal year 2005 in both the distribution products and calibration services businesses. For fiscal year 2005, we are expecting growth overall in the low to mid single digits and overall gross margin improvements of 1-3 points. We will strive to continue to improve performance, provide quality service to our customers, and increase shareholder value. We believe we are well positioned to achieve these goals in fiscal year 2005.

Valuation Allowance. We have had a valuation allowance on our deferred assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending September 25, 2004 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as: divestitures, goodwill, severance, restructuring, and litigation. Although we believe that the Company today is much stronger, more profitable, and focused on operating a sound, profitable business model, we must maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On September 25, 2004 and September 27, 2003, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

Under the Credit Agreement described in Note 3 of our Consolidated Financial Statements, interest on the term loan is payable at our option, at prime plus 0.5% or up to 80% of the revolving line of credit (“LOC”) at the 30-day London Interbank Offered Rate (“LIBOR”) plus 3.25%. Interest on the LOC is payable monthly, at our option, at prime rate, 4.75% as of September 25, 2004, or up to 80% of the LOC at the 30-day LIBOR, 1.84% as of September 25, 2004, plus 2.75%.

FOREIGN CURRENCY

Approximately 92% and 91% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the second quarter and six months ended September 25, 2004 and September 27, 2003, respectively. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On September 25, 2004 and September 27, 2003, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.

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

Dependence on Manufacturers. Like other distributors in our industry, if we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make available to us for distribution new products, our sales could suffer considerably. We could occasionally experience supply shortages or otherwise be unable to purchase our desired volume of products. We cannot provide any assurance that particular products, or product lines, will be available to us in quantities to meet customer demand. Lastly, as customers generally purchase their product requirements from a number of distributors, there always exists potential for customers to consolidate their purchases through one distributor that could result in revenue loss.

Customer Retention. Our calibration services business is comprised of both long standing customers and customers who required only a one-time calibration. Our business can be readily impacted by customers’ decisions not to re-calibrate an instrument, to extend a calibration cycle reducing the timing of future calibrations, to bring previously outsourced calibrations in- house, or to consolidate calibration services with one and/or a reduced number of service providers.

Indebtedness. As of September 25, 2004, we owed $5.6 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. If we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. The Third Amendment waived compliance with our EBITDA covenant for the second quarter of fiscal year 2005. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this Form 10-Q, many of which are beyond our control.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chairman, President, and Chief Executive Officer (our principal executive officer) and our Chief Operating Officer, Vice President of Finance, and Chief Financial Officer (our principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chairman, President, and Chief Executive Officer and our Chief Operating Officer, Vice President of Finance, and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

(b) Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 2004, our shareholders voted on the following proposals at the annual meeting:

Proposal 1:

To elect Nancy D. Hessler, Robert G. Klimasewski and Paul D. Moore as Directors of the Company, each to serve until the annual meeting of shareholders to be held in 2007:

Nominees	Votes For	Votes Withheld
Nancy D. Hessler	5,764,145	110,054
Robert G. Klimasewski	5,570,820	303,378
Paul D. Moore	5,747,055	127,143

There were no broker non-votes.

The other directors, whose terms of office continued after the meeting, are Francis R. Bradley, E. Lee Garelick, Cornelius J. Murphy, Harvey J. Palmer, Carl E. Sassano and John T. Smith.

Proposal 2:

     To fix the number of directors constituting the board of directors at 11:

Votes For:	5,671,834
Votes Against:	42,141
Votes Abstained:	160,224
Broker Non-Votes	—

Proposal 3:*

To approve and ratify the selection of PricewaterhouseCoopers LLP as the Company’s independent auditors for the fiscal year ending March 26, 2005.

Votes For:	5,710,969
Votes Against:	153,538
Votes Abstained:	9,692
Broker Non-Votes:	—

* On October 5, 2004, the Audit Committee of the Board of Directors of the Company dismissed PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm.

Except as described in the immediately following sentence, PWC’s reports on the Company’s financial statements as of and for the fiscal years ended March 27, 2004 and March 31, 2003, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principle. An explanatory paragraph regarding the restatement of the Company’s balance sheet at March 31, 2003 was included in the PWC report on the Company’s financial statements as of and for the fiscal years ended March 27, 2004 and March 31, 2003.

During the Company’s fiscal years ended March 27, 2004 and March 31, 2003 and through October 5, 2004, (a) there were no disagreements between the Company and PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of PWC, would have caused PWC to make reference thereto in their reports on the financial statements for such years; and (b) there were no “reportable events” (as described in Item 304(a)(1)(v) of Regulation
S-K).

On October 5, 2004, the Audit Committee of the Board of Directors of the Company engaged BDO Seidman, LLP as the Company’s independent registered public accounting firm. During the Company’s fiscal years ended March 27, 2004 and March 31, 2003 and through October 5, 2004, the Company did not consult with BDO Seidman, LLP on any matter that (i) involved the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, in each case where either written or oral advice was provided that BDO Seidman, LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to Item 304 of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

The Company reported on the dismissal of PWC and the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm on its Current Report on Form 8-K dated October 5, 2004.

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: November 5, 2004	/s/ Carl E. Sassano
Carl E. Sassano
Chairman, President, and Chief Executive Officer

Date: November 5, 2004	/s/ Charles P. Hadeed
Charles P. Hadeed
Chief Operating Officer, Vice President of Finance, and
Chief Financial Officer

INDEX TO EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

32.1	Section 1350 Certifications