Form 10-Q
period 2004-12-25
TRANSCAT INC
filed 2005-02-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 25, 2004

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The number of shares of Common Stock of the Registrant outstanding as of February 4, 2005 was 6,465,323.

Page(s)

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Statements of Operations and Comprehensive Income (Loss) for the Third Quarter and Nine Months Ended December 25, 2004 and December 27, 2003	3

Consolidated Balance Sheets as of December 25, 2004 and March 27, 2004	4

Consolidated Statements of Cash Flows for the Nine Months Ended December 25, 2004 and December 27, 2003	5

Consolidated Statements of Stockholders’ Equity	6

Notes to Consolidated Financial Statements	7-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23

Item 3. Quantitative and Qualitative Disclosures about Market Risk	24-25

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 5. Other Information	26

Item 6. Exhibits	26

SIGNATURES	27

INDEX TO EXHIBITS	28
Exhibit 10.1 Notice of Incentive Stock Option
Exhibit 10.2 Notice of Restricted Stock Award
Exhibit 31.1 Certification of CEO
Exhibit 31.2 Certification of CFO
Exhibit 32.1 Section 1350 Certifications

PART 1. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	25, 2004	27, 2003	25, 2004	27, 2003
Product Sales	$9,856	$9,343	$27,045	$24,975
Service Sales	4,185	4,208	12,706	13,067

Net Sales	14,041	13,551	39,751	38,042

Cost of Products Sold	7,529	7,344	20,800	18,733
Cost of Services Sold	2,992	3,124	9,396	9,544

Total Cost of Products and Services Sold	10,521	10,468	30,196	28,277

Gross Profit	3,520	3,083	9,555	9,765

Selling, Marketing, and Warehouse Expenses	1,946	2,041	5,752	6,195
Administrative Expenses	1,162	1,223	3,580	3,345

Total Operating Expenses	3,108	3,264	9,332	9,540

Operating Income (Loss)	412	(181)	223	225

Interest Expense	89	76	234	219
Other Expense (Income)	50	(52)	237	(157)

Total Other Expense	139	24	471	62

Income (Loss) Before Income Taxes	273	(205)	(248)	163
Provision (Benefit) for Income Taxes	—	15	—	(147)

Net Income (Loss)	273	(220)	(248)	310

Other Comprehensive Income:
Currency Translation Adjustment	64	47	147	119

Comprehensive Income (Loss)	$337	$(173)	$(101)	$429

Basic Earnings (Loss) Per Share	$0.04	$(0.03)	$(0.04)	$0.05
Average Shares Outstanding (in thousands)	6,414	6,295	6,371	6,262

Diluted Earnings (Loss) Per Share	$0.04	$(0.03)	$(0.04)	$0.05
Average Shares Outstanding (in thousands)	6,979	6,295	6,371	6,837

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December	March
	25, 2004	27, 2004
ASSETS
Current Assets:
Cash	$131	$547
Accounts Receivable, less allowance for doubtful accounts of $45 and $51 as of December 25, 2004 and March 27, 2004, respectively	6,661	8,044
Other Receivables	8	64
Finished Goods Inventory, net	5,488	3,736
Income Taxes Receivable	—	144
Prepaid Expenses and Deferred Charges	756	696

Total Current Assets	13,044	13,231
Property, Plant and Equipment, net	1,838	2,025
Capital Leases, net	131	181
Goodwill	2,524	2,524
Prepaid Expenses and Deferred Charges	239	171
Other Assets	260	253

Total Assets	$18,036	$18,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,501	$4,139
Accrued Payrolls, Commissions and Other	1,089	1,620
Income Taxes Payable	100	100
Deposits	57	57
Current Portion of Term Loan	667	668
Current Portion of Capital Lease Obligations	66	49
Revolving Line of Credit	4,746	6,441

Total Current Liabilities	11,226	13,074
Term Loan, less current portion	1,278	—
Capital Lease Obligations, less current portion	73	134
Deferred Compensation	177	205
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	14,298	14,957

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,685,024 and 6,352,968 shares issued as of December 25, 2004 and March 27, 2004, respectively; 6,437,760 and 6,233,610 shares outstanding as of December 25, 2004 and March 27, 2004, respectively	3,313	3,176
Capital in Excess of Par Value	3,994	3,235
Warrants	430	518
Unearned Compensation	(35)	(23)
Accumulated Other Comprehensive Gain (Loss)	80	(67)
Accumulated Deficit	(3,206)	(2,958)
Less: Treasury Stock, at cost, 247,264 and 119,358 shares as of December 25, 2004 and March 27, 2004, respectively	(838)	(453)

Total Stockholders’ Equity	3,738	3,428

Total Liabilities and Stockholders’ Equity	$18,036	$18,385

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December	December
	25, 2004	27, 2003
Cash Flows from Operating Activities:
Net (Loss) Income	$(248)	$310
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,131	1,160
Provision for Doubtful Accounts Receivable and Returns	(6)	(122)
Provision for Slow Moving or Obsolete Inventory	(8)	—
Common Stock Expense	170	77
Amortization of Unearned Compensation	117	—
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,445	423
Inventories	(1,744)	(2,088)
Income Taxes Receivable / Payable	144	315
Prepaid Expenses, Deferred Charges, and Other	(517)	(854)
Accounts Payable	362	970
Accrued Payrolls, Commissions, and Other	(531)	(687)
Deposits	—	(2)
Deferred Compensation	(28)	8

Net Cash Provided by (Used in) Operating Activities	287	(490)

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(512)	(254)

Net Cash Used in Investing Activities	(512)	(254)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,695)	1,352
Payments on Term Loan	(723)	(500)
Proceeds from Term Loan Borrowings	2,000	—
Payments on Capital Leases	(44)	—
Issuance of Common Stock	124	—

Net Cash (Used in) Provided by Financing Activities	(338)	852

Effect of Exchange Rate Changes on Cash	147	119

Net (Decrease) Increase in Cash	(416)	227
Cash at Beginning of Period	547	114

Cash at End of Period	$131	$341

Supplemental Disclosure of Non-Cash Financing Activity:
Expiration of Warrants from Debt Retirement	$88	$—
Treasury Stock Acquired in Cashless Exercise of Stock Options	$385	$—

See the notes to these financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accum-
						ulated
			Capital			Other
	Common Stock		In		Un-	Compre-		Treasury Stock
	Outstanding		Excess		earned	hensive	Accum-	Outstanding
	$0.50 Par Value		of Par	War-	Comp-	Gain	ulated	at Cost
	Shares	Amount	Value	rants	ensation	(Loss)	Deficit	Shares	Amount	Total
Balance as of March 27, 2004	6,234	$3,176	$3,235	$518	$(23)	$(67)	$(2,958)	119	$(453)	$3,428
Issuance of Common Stock	109	119	546					128	(385)	280
Restricted Stock:										—
Issuance of Restricted Stock	95	18	125		(129)					14
Amortization of Unearned Compensation					117					117
Expired Warrants			88	(88)						—
Comprehensive Income:										—
Currency Translation Adjustment						147				147
Net Loss							(248)			(248)

Balance as of December 25, 2004	6,438	$3,313	$3,994	$430	$(35)	$80	$(3,206)	247	$(838)	$3,738

See the notes to these financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Amounts)
(Unaudited)

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

Use of Estimates. The preparation of our Consolidated Financial Statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory valuation, depreciable lives of assets, economic lives of leased assets, impairment of goodwill, estimated lives of our major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

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

Revenue Recognition. Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations. Our prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. We recognize the majority of our service revenue based upon when the calibration or repair activity is performed then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. Our shipments are generally free on board shipping point and our customers are generally invoiced for freight, shipping, and handling charges.

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

Currency Translation Adjustment. The accounts of our Canadian subsidiary are maintained in local currency and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany and equity, have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of our subsidiary balance sheets into United States dollars are recorded directly to the accumulated comprehensive income component of stockholders’ equity. Currency gains and losses on business transactions are included in other expense (income) on the Consolidated Statements of Operations.

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

For the third quarter ended December 25, 2004, the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. For the nine months ended December 25, 2004, there were no dilutive shares. For the third quarter ended December 27, 2003, there were no dilutive shares. For the nine months ended December 27, 2003, the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from outstanding stock options, warrants, and non-vested restricted stock are summarized as follows (shares in thousands, except per share amounts):

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	25, 2004	27, 2003	25, 2004	27, 2003
Shares Outstanding:
Dilutive	565	—	—	575
Anti-dilutive	722	817	743	983

Total	1,287	817	743	1,558

Range of Exercise Prices per Share:
Options	$0.80-$3.00	$0.80-$4.75	$0.80-$3.00	$0.80-$4.75
Warrants	$0.97-$2.91	$0.97-$2.91	$0.97-$2.91	$0.97-$2.91

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

The following table provides pro forma amounts, if we accounted for stock-based compensation under the fair value method (in thousands, except per share amounts):

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	25, 2004	27, 2003	25, 2004	27, 2003
Net Income (Loss), as reported	$273	$(220)	$(248)	$310
Add: Stock-based employee compensation expense
included in reported net income (loss), net of related
tax effects	116	-	214	-
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(174)	(56)	(387)	(168)

Pro Forma Net Income (Loss)	$215	$(276)	$(421)	$142

Earnings (Loss) Per Share:
Basic - as reported	$0.04	$(0.03)	$(0.04)	$0.05
Basic - pro forma	$0.03	$(0.03)	$(0.07)	$0.02
Average Shares Outstanding (in thousands)	6,414	6,295	6,371	6,262

Diluted - as reported	$0.04	$(0.03)	$(0.04)	$0.05
Diluted - pro forma	$0.03	$(0.03)	$(0.07)	$0.02
Average Shares Outstanding (in thousands)	6,979	6,295	6,371	6,837

In the third quarter of fiscal year 2005, we acquired treasury stock from a cashless stock option exercise, in which, a Board of Director immediately used shares acquired, by exercising a portion of an option, to exercise the remaining shares under the same option.
As a result, we recognized $0.1 million in compensation expense from the difference in the market value and exercise value of the immature shares in accordance with APB No. 25. This transaction resulted in an increase to Common Stock of 0.2 million shares, $0.1 million, an increase to Capital in Excess of Par Value of $0.5 million, and an increase in our Treasury Stock of 0.1 million shares, and $0.4 million.

Reclassification of Amounts. Certain reclassifications of prior fiscal periods’ financial information have been made to conform with current fiscal periods’ presentation.

NOTE 3 - DEBT

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

The Credit Agreement was further amended on July 22, 2004 (“Second Amendment”) to waive compliance with our EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the first quarter of fiscal year 2005, permanently waive a requirement relating to an inactive subsidiary that we had committed to dissolve by a specific date (that has been subsequently dissolved), and increase the Credit Agreement restriction on our Master Catalog spending.

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

Term Loans. As of March 27, 2004, we had a term loan balance in the amount of $0.7 million in favor of GMAC. This term loan required annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002, and was repaid in full on November 1, 2004.

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

We made a principal payment of $0.1 million in the third quarter of fiscal year 2005 in accordance with the above schedule, leaving a term loan balance of $1.9 million as of December 25, 2004.

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

LOC. Under the Third Amendment, the maximum amount available under the LOC portion is $9.0 million. As of December 25, 2004, we were eligible to borrow up to $7.8 million based on our assets and borrowed $4.7 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).

The Credit Agreement requires both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These requirements resulted in a short-term classification of the LOC in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Interest. Under the Third Amendment, interest on the term loans and LOC is fixed at Tier 2 (see chart below) through March 2005. The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of December 25, 2004 were 5.25% and 2.42%, respectively. Interest on the term loans and LOC after March 2005, is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the Third Amendment, as follows:

Fixed Charge
Tier	Coverage Ratio	Term Loan A	Term Loan B	LOC
1	1.249 or less	(a) Prime Rate plus .50% or	Prime Rate plus .75%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 3.25%		(b) LIBOR plus 2.75%

2	1.25 to 1.49	(a) Prime Rate plus .25% or	Prime Rate plus .50%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 3.00%		(b) LIBOR plus 2.50%

3	1.50 or greater	(a) Prime Rate plus 0% or	Prime Rate plus .25%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 2.75%		(b) LIBOR plus 2.25%

Covenants. The Credit Agreement has certain covenants with which we had to comply, including a minimum EBITDA covenant, as well as restrictions on capital expenditures and Master Catalog spending. The Third Amendment includes a revised EBITDA covenant, a fixed charge coverage ratio covenant, as well as, revised restrictions on capital expenditures and Master Catalog spending. As previously indicated, the Third Amendment waived compliance with our EBITDA covenant for the second quarter of fiscal year 2005. We were in compliance with all loan covenants and requirements for the third quarter of fiscal year 2005.

Loan Costs. In accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” any fees paid to GMAC, third party costs associated with the LOC of the Third Amendment, and unamortized costs remaining under the Credit Agreement, will be amortized over the term of the Third Amendment.

Other Terms. The Credit Agreement requires an increase in our borrowing rate of two percentage points should an event of default occur and a termination premium of 1% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement was terminated after November 13, 2003 and prior to November 13, 2005. Under the Third Amendment, if the agreement is terminated prior to its expiration date of October 31, 2007, a termination premium of 2% in year one, 1% in year two, and 0.5% in the third year of the advance limit, as defined in the agreement, will be incurred. The Third Amendment also reduced other certain recurring loan costs and fees.

Additionally, we have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.

The Third Amendment also provides for a capital expenditure loan (“Cap-x Loan”). If prior to September 30, 2005, we have achieved an EBITDA, as defined in the agreement, of $2.4 million on a trailing twelve months basis, we may make a Cap-x Loan of up to $1.0 million for qualifying capital expenditures. As of December 25, 2004, we have not made this milestone. The Cap-x Loan would be payable in equal monthly payments over a 36 month period with any residual balance resulting in a balloon payment at October 31, 2007. Interest is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio with the same terms as Term Loan A (see chart above).

NOTE 4 - SEGMENT DATA

We have two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 2 of the Consolidated Financial Statements. We have no inter-segment sales. The following table presents our segment data for the third quarter and nine months ended December 25, 2004 and December 27, 2003 (in thousands):

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	25, 2004	27, 2003	25, 2004	27, 2003
Net Sales:
Product	$9,856	$9,343	$27,045	$24,975
Service	4,185	4,208	12,706	13,067

Total	14,041	13,551	39,751	38,042

Gross Profit:
Product	2,327	1,999	6,245	6,242
Service	1,193	1,084	3,310	3,523

Total	3,520	3,083	9,555	9,765

Operating Expenses:
Product	2,003	1,930	5,851	5,382
Service	1,105	1,334	3,481	4,158

Total	3,108	3,264	9,332	9,540

Operating Income (Loss):
Product	324	69	394	860
Service	88	(250)	(171)	(635)

Total	412	(181)	223	225

Unallocated Amounts:
Other Expense	139	24	471	62
Provision (Benefit) for Income Taxes	—	15	—	(147)

Total	139	39	471	(85)

Net Income (Loss)	$273	$(220)	$(248)	$310

NOTE 5 - COMMITMENTS

Unconditional Purchase Obligation. On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke Electronics Corporation (“Fluke”), which replaced a previous distribution agreement with Fluke. The New Agreement continues to allow us to be the exclusive worldwide distributor of TPG products, until December 25, 2006. We also agreed, among other items, to purchase a pre-determined amount of inventory across a broad array of products and brands during each calendar year. Our purchases for calendar years 2003 and 2004 exceeded our commitment under the New Agreement. We believe that this commitment to future purchases is consistent with our business needs and plans. The New Agreement extends through December 31, 2006.

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

Reclassification of Amounts. Certain reclassifications of prior fiscal periods’ financial information have been made to conform with current fiscal periods’ presentation.

Rounding. Certain percentages may vary depending on the basis used for the calculation, such as dollars in thousands and dollars in millions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates. The preparation of our Consolidated Financial Statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory valuation, depreciable lives of assets, economic lives of leased assets, impairment of goodwill, estimated lives of our major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.

Revenue Recognition. Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations. Our prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. We recognize the majority of our service revenue based upon when the calibration or repair activity is performed then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue based on the agreed upon terms. Our shipments are generally free on board shipping point and our customers are generally invoiced for freight, shipping, and handling charges.

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

RESULTS OF OPERATIONS

The following table sets forth, for the third quarter and first nine months of fiscal years 2005 and 2004, the components of our Consolidated Statements of Operations (calculated on dollars in thousands):

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	25, 2004	27, 2003	25, 2004	27, 2003
As a Percentage of Net Sales:

Product Sales	70.2%	68.9%	68.0%	65.7%
Service Sales	29.8%	31.1%	32.0%	34.3%

Net Sales	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	23.6%	21.4%	23.1%	25.0%
Service Gross Profit	28.5%	25.8%	26.1%	27.0%
Total Gross Profit	25.1%	22.8%	24.0%	25.7%

Selling, Marketing, and Warehouse Expenses	13.9%	15.1%	14.5%	16.3%
Administrative Expenses	8.3%	9.0%	9.0%	8.8%

Total Operating Expenses	22.2%	24.1%	23.5%	25.1%

Operating Income (Loss)	2.9%	(1.3)%	0.5%	0.6%

Interest Expense	0.6%	0.6%	0.6%	0.6%
Other Expense (Income)	0.4%	(0.4)%	0.6%	(0.4)%

Total Other Expense	1.0%	0.2%	1.2%	0.2%

Income (Loss) Before Income Taxes	1.9%	(1.5)%	(0.7)%	0.4%
Provision (Benefit) for Income Taxes	—%	0.1%	—%	(0.4)%

Net Income (Loss)	1.9%	(1.6)%	(0.7)%	0.8%

THIRD QUARTER ENDED DECEMBER 25, 2004 COMPARED TO THIRD QUARTER ENDED DECEMBER 25, 2003 (DOLLARS IN MILLIONS):

Sales:

	Third Quarter Ended
	December	December
	25, 2004	27, 2003
Net Sales:
Product	$9.9	$9.3
Service	4.2	4.2

Total	$14.1	$13.5

Net sales increased $0.6 million, or 4.4%, from the third quarter of fiscal year 2004 to the third quarter of fiscal year 2005.

Our product sales, which accounted for 70.2% of our sales in the third quarter of fiscal year 2005 and 68.9% of our sales in the third quarter of fiscal year 2004, have continued to reflect improved year over year economic comparisons and customer response to our marketing activities. Our product sales have improved in relation to the prior fiscal year quarter comparisons, as follows (calculated on dollars in millions):

	FY 2005			FY 2004
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Product Growth	6.5%	9.2%	11.3%	15.6%	(7.0%)	(22.4%)	(15.8%)

The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2005		FY 2004
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)

Core	95.1%	24.1%	91.9%	22.1%
Government	2.0%	3.7%	4.6%	0.0%
Other	2.9%	12.5%	3.5%	8.6%

Total	100.0%	24.0%	100.0%	21.4%

(1) Calculated at net sales less purchase cost.

Customer product orders include orders for products that we routinely stock in our inventory, as well as customized products and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders required to be shipped at a future date, and orders on credit hold and/or awaiting letters of credit. Our total unshippable orders decreased by approximately $0.3 million, or 18.8% from the third quarter of fiscal year 2004 to the third quarter of fiscal year 2005. We believe that the decrease is primarily attributed to vendors shipping inventory to us on a more timely basis and improvement in inventory demand planning. The following table reflects our historical trend of product orders that are unshippable at the end of each fiscal quarter and the percentage of these orders that are backorders (calculated on dollars in millions):

	FY 2005			FY 2004
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total Unshippable Orders	$1.3	$1.5	$1.5	$1.7	$1.6	$1.4	$1.0

% of Unshippable Orders that are Backorders	76.9%	80.0%	80.2%	85.7%	82.5%	83.6%	83.8%

Calibration services sales for the third quarter of fiscal year 2005 were unchanged when compared to the prior year third quarter. Within any quarter, there is always a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Therefore our calibration services sales can be impacted by a number of factors that can impact quarterly and annual comparisons, both within and outside of our control. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer outsourcing decisions. The rate of change in our calibration services sales in relation to the prior fiscal year quarter is as follows (calculated on dollars in millions):

	FY 2005			FY 2004
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Service Sales Growth	0.0%	(2.3%)	(6.5%)	(2.0%)	(7.3%)	(7.3%)	(3.2%)

Gross Profit:

	Third Quarter Ended
	December	December
	25, 2004	27, 2003
Gross Profit:
Product	$2.3	$2.0
Service	1.2	1.1

Total	$3.5	$3.1

Gross profit increased as a percent of net sales from 22.8% in the third quarter of fiscal year 2004 to 25.1% in the third quarter of fiscal year 2005.

Product gross profit increased $0.3 million, 1.7 points as a percent of net product sales from the third quarter of fiscal year 2004 to the third quarter of fiscal year 2005. Contributing factors to this increased ratio are less aggressive discounting of sales in our core business channel and reduced sales in lower margin sales channels (see above). Our product gross profit ratio can be impacted by a number of factors that can impact quarterly and annual comparisons. Among those factors are changes in sales levels to certain channels that do not support the margins of our core customer base, periodic rebates on purchases and cooperative advertising received from suppliers and reported as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16 (see Note 2 to our Consolidated Financial Statements). Neither earned rebates on purchases nor cooperative advertising had a material effect on the comparison of product gross profit ratios between the third quarters of fiscal years 2004 and 2005. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005			FY 2004
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Product Gross Profit	23.2%	21.7%	23.6%	21.2%	21.5%	28.9%	26.3%

Calibration services gross profit increased $0.1 million, or 2.4 points as a percent of net calibration services sales from the third quarter of fiscal year 2004 to the third quarter of fiscal year 2005. This increase is attributable to lower costs as calibration services revenue has remained constant with the prior year third quarter. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005			FY 2004
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Service Gross Profit	28.6%	26.2%	23.3%	29.2%	26.2%	30.2%	25.6%

Operating Expenses:

	Third Quarter Ended
	December	December
	25, 2004	27, 2003
Operating Expenses:
Selling, Marketing, and Warehouse	$1.9	$2.0
Administrative	1.2	1.2

Total	$3.1	$3.2

Operating expenses decreased $0.1 million, or 3.1%, from the third quarter of fiscal year 2004 to the third quarter of fiscal year 2005. This decrease is primarily attributed to a reduction in selling expenses resulting from lower payroll and related costs. Administrative expenses were relatively flat from the third quarter of fiscal year 2004 to the third quarter of fiscal year 2005; however, there were some significant offsetting charges. In the third quarter of fiscal year 2004 we incurred a $0.2 million charge to settle, rather than further litigate, a lawsuit brought against us by our former chief financial officer and $0.1 million of severance costs. In the third quarter of fiscal year 2005, we incurred $0.1 million of expense from a cashless exercise of stock options and other insignificant increases in stock grant expenses, deferred compensation costs, recruiting costs, and payroll related costs that offset fiscal year 2004 third quarter total charges.

Other Expense:

	Third Quarter Ended
	December	December
	25, 2004	27, 2003
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense (Income)	0.1	(0.1)

Total	$0.2	$—

Interest expense was relatively flat from the third quarter of fiscal year 2004 to the third quarter of fiscal year 2005 resulting from slightly higher interest rates applied to lower average debt. Other expenses recorded in the third quarter of fiscal year 2005 resulted primarily from foreign currency transaction losses as compared with foreign currency transaction gains in the third quarter of fiscal year 2004.

Taxes:

Third Quarter Ended
	December	December
	25, 2004	27, 2003

Provision (Benefit) for Income Taxes	$—	$—

We have not recognized any provision in the third quarter of fiscal year 2005 as pretax income was offset by a reduction in our deferred tax asset valuation reserve. We did not recognize any tax benefit for the loss in the third quarter of fiscal year 2004 as any benefit required on the pretax loss was offset by an increase in our deferred tax asset valuation reserve.

NINE MONTHS ENDED DECEMBER 25, 2004 COMPARED TO NINE MONTHS ENDED DECEMBER 27, 2003 (DOLLARS IN MILLIONS):

Sales:

	Nine Months Ended
	December	December
	25, 2004	27, 2003
Net Sales:
Product	$27.0	$25.0
Service	12.7	13.1

Total	$39.7	$38.1

Net sales increased $1.6 million, or 4.2%, from the first nine months of fiscal year 2004 to the first nine months of fiscal year 2005.

Our product sales, which accounted for 68.0% of our sales in the first nine months of fiscal year 2005 and 65.7% of our sales in the first nine months of fiscal year 2004, have improved due to customer response to our enhanced marketing programs, targeted sales efforts in new distribution channels and improved economic conditions over the first nine months of fiscal year 2004.

The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2005		FY 2004
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)

Core	93.8%	23.8%	95.2%	24.3%
Government	2.8%	2.3%	2.1%	0.0%
Other	3.4%	12.2%	2.7%	11.3%

Total	100.0%	23.0%	100.0%	25.0%

Calibration services sales declined $0.4 million, or 3.1%, in the first nine months of fiscal year 2005 when compared to the first nine months of fiscal year 2004. Within any quarter, there is always netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Therefore our calibration services sales can be impacted by a number of factors that can impact quarterly and annual comparisons, both within and outside of our control. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer outsourcing decisions.

Gross Profit:

	Nine Months Ended
	December	December
	25, 2004	27, 2003
Gross Profit:
Product	$6.2	$6.2
Service	3.3	3.5

Total	$9.5	$9.7

Gross profit decreased as a percent of sales from 25.7% in the first nine months of fiscal year 2004 to 24.0% in the first nine months of fiscal year 2005.

Gross profit on product sales for the first nine month of fiscal year 2005 was relatively flat (in dollars) compared to the first nine months of fiscal year 2004 but declined 1.8 points as a percent of net product sales from the first nine months of fiscal year 2004 to the first nine months of fiscal year 2005. Contributing factors to this decrease on a higher sales base include increased sales in new channels of distribution that typically do not support the margins of our core customer base (see above) and an increased level of allowances to stimulate sales growth that we experienced in the first nine months (and first six months in particular) of fiscal year 2004. In addition, periodic rebates on purchases and cooperative advertising income received from suppliers and reported as a reduction of cost sales do not necessarily repeat in the same fiscal quarters. The first nine months of fiscal year 2004 included $0.1 million dollars more of such income than in the first nine months of fiscal year 2005, accounting for 0.3 points as a percent of sales of the margin ratio decline.

Calibration services gross profit declined $0.2 million in the first nine months of fiscal year 2005 when compared to the first nine months of fiscal year 2004, and declined 0.7 points as a percent of net calibration services sales when comparing the same periods. The primary reason behind this decrease was the decrease in calibration services sales where our cost structure has a significant fixed component.

Operating Expenses:

	Nine Months Ended
	December	December
	25, 2004	27, 2003
Operating Expenses:
Selling, Marketing, and Warehouse	$5.8	$6.2
Administrative	3.6	3.3

Total	$9.4	$9.5

Operating expenses decreased $0.1 million, or 1.1%, in the first nine months of fiscal year 2005 when compared to the first nine months of fiscal year 2004, and decreased 1.2 points as a percent of net sales on an increased sales base. The reduction in selling, marketing, and warehouse expense is primarily the result of reduced sales payroll and related expenses ($0.4 million) and overall ongoing expense control. The increase in administrative expenses is primarily attributable to a $0.2 million increase in expenses associated with executive stock grants, $0.1 million of expense from a cashless exercise of stock options in fiscal year 2005, a $0.1 million reduction in the bad debt reserve in fiscal year 2004, and a $0.1 million increase in other insignificant areas, offset by, a $0.2 million charge to settle, rather than further litigate, a lawsuit brought against us by our former chief financial officer we incurred in fiscal year 2004.

Other Expense:

	Nine Months Ended
	December	December
	25, 2004	27, 2003
Other Expense:
Interest Expense	$0.2	$0.2
Other Expense (Income)	0.2	(0.2)

Total	$0.4	$—

Consistent with our level of debt, interest expense has remained relatively flat when comparing the first nine months of fiscal year 2005 to that of fiscal year 2004. Other expense recorded in the first nine months of fiscal year 2005 resulted from foreign currency transaction losses as compared with foreign currency transaction gains in the first nine months of fiscal year 2004.

Taxes:

	Nine Months Ended
	December	December
	25, 2004	27, 2003

Provision (Benefit) for Income Taxes	$—	$(0.1)

We did not recognize any tax benefit for the loss in the first nine months of fiscal year 2005 as any benefit on the pretax loss was offset by an increase in our deferred tax asset valuation reserve. We have not recognized any provision in the first nine months of fiscal year 2004 as pretax income was offset by a reduction in our deferred tax asset valuation reserve. We did record a net $0.1 million benefit for losses in the first nine months of fiscal year 2004 primarily from a non-recurring election allowing a carry back of certain tax liabilities, previously subject to a valuation allowance. We received the refund in the second quarter of fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	December	December
	25, 2004	27, 2003

Cash Provided by (Used in):
Operating Activities	$287	$(490)
Investing Activities	(512)	(254)
Financing Activities	(338)	852

Operating Activities. Cash provided by operating activities of $0.3 million for the first nine months of fiscal year 2005 increased by $0.8 million when compared to the $0.5 million of cash used for operating activities in the first nine months of fiscal year 2004. This $0.8 million change is comprised of: a $1.1 million increase in cash provided from working capital, a $0.3 million increase in non-cash charges, offset by, a $0.6 million decrease in net income. Significant working capital fluctuations were as follows:

•	Inventories / Accounts Payable: Our inventories decreased $0.3 million less in the first nine months of fiscal year 2005 compared with the first nine months of fiscal year 2004. This decrease was anticipated as our inventories at March 2003 were at depressed levels relative to those at March 2004 in response to economic conditions. The increase in inventories from March to December for fiscal year 2005, in advance of what is historically our strongest product sales quarter, did not result in as large an increase in accounts payable from March to December for fiscal year 2004. The following table illustrates the ratio of our accounts payable as a percent of inventory (dollars in millions):

	December	March	December	March
	25, 2004	27, 2004	27, 2003	31, 2003
Inventory, net	$5.5	$3.7	$4.9	$2.8
Accounts Payable	$4.5	$4.1	$4.7	$3.7
Payables/Inventory Ratio	0.82	1.11	0.96	1.32

•	Receivables: Our accounts receivable decreased $1.0 million more in the first nine months of fiscal year 2005 when compared to the decrease in the first nine months of fiscal year 2004. This change is the result of higher sales and receivables in our fiscal year 2004 fourth quarter when compared to the similar period for fiscal year 2003. We have continued to maintain strong collections on our accounts receivable, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	December	March	December	March
	25, 2004	27, 2004	27, 2003	31, 2003
Net Sales, for the last two fiscal months	$9.9	$11.9	$9.7	$9.3
Accounts Receivable, net	$6.7	$8.0	$6.5	$6.9
Days Sales Outstanding (based on 60 days)	41	40	40	45

Investing Activities. The $0.5 million and $0.3 million of cash used for investing activities in the first nine months of fiscal years 2005 and 2004, respectively, resulted from capital expenditures, primarily for our calibration laboratories.

Financing Activities. We have reduced our debt from $7.3 million at March 27, 2004 to $6.7 million at December 25, 2004. This reduction is the net result of liquidating typically higher year end receivables following our strongest sales quarter and third quarter inventory acquisition in preparation for the following year fourth quarter.

	December	March	December	March
	25, 2004	27, 2004	27, 2003	31, 2003
Term Debt	$1.9	$0.7	$0.8	$1.3
Revolving Line of Credit	$4.7	$6.4	$6.6	$5.2
Capital Lease Obligations	$0.1	$0.2	$—	$—

Total Debt	$6.7	$7.3	$7.4	$6.5

We believe that we have the financial resources needed to meet our business requirements for the next twelve months; however, the risk factors identified later in Item 3 of this report should be evaluated.

Debt. On November 1, 2004, we amended our Revolving Credit and Loan Agreement (“Credit Agreement”) with GMAC Business Credit, LCC (“Third Amendment”). The Third Amendment consists of two term notes, a revolving line of credit, a capital expenditure loan if certain conditions are met, and certain material terms of which are disclosed in Note 3 of our Consolidated Financial Statements. The Third Amendment also waived compliance with our EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the third quarter of fiscal year 2005 and extended the Credit Agreement expiration from November 13, 2005 to October 31, 2007. See Note 3 of our Consolidated Financial Statements for more information on our debt.

The table below indicates our excess (shortage) EBITDA percentage for the periods indicated. The second and third amendments to the Credit Agreement waived compliance with the EBITDA covenant for the first and second quarters of fiscal year 2005, respectively. The Third Amendment also reduced the EBITDA requirement for the third and fourth quarters of fiscal year 2005. We met our EBITDA covenant for the third quarter of fiscal year 2005 and expect to meet the covenant on an on-going basis.

	FY 2005			FY 2004
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Excess (Shortage) EBITDA	17%	(20%)	(16%)	3%	12%	12%	23%

Unconditional Purchase Obligation. On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke Electronics Corporation (“Fluke”), which replaced a previous distribution agreement with Fluke. The New Agreement continues to allow us to be the exclusive worldwide distributor of Transmation Products Group (“TPG”) products, until December 25, 2006. We also agreed, among other items, to purchase a pre-determined amount of inventory across a broad array of products and brands during each calendar year. Our purchases for calendar years 2003 and 2004 exceeded our commitment under the New Agreement. We believe that this commitment to future purchases is consistent with our business needs and plans. The New Agreement extends through December 31, 2006.

In addition, in accordance with accounting principles generally accepted in the United States of America, we will be unable to recognize a gain of $1.5 million on the sale of TPG until the distribution agreement expires on December 31, 2006.

OUTLOOK

Distribution Products. The high single-digit growth in product sales in the first nine months of fiscal year 2005 was anticipated and resulted principally from improved economic conditions in comparison to the prior year period, as customers resumed previously delayed equipment acquisition and purchasing programs. We have and will continue to make investments in targeting new channels of distribution and promotional activities with our existing customer base by prospecting to add new catalog customers, cross-selling to our calibration customers, and expanding our presence in additional market segments in the process calibrator market. We expect growth for product sales to continue to be in the single-digit range.

Calibration Services. Our calibration services results for the first nine months of fiscal year 2005 did not meet our expectations. Our calibration services sales can be impacted by a number of factors that can impact quarterly and annual comparisons, both within and outside of our control. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer in-house capabilities. Calibration is a strategic core competency of our Company and we are making investments in marketing and sales to drive growth. In particular, we are working with our customers in existing and new industry segments to develop on-going calibration programs that aligned with customer production planning. Our goal is to have our calibration services become an integral component of a customer’s strategic supplier network that supports and enhances their manufacturing, quality, and productivity programs. Because this is a strategic initiative for each of our current and targeted customers, we anticipate considerable variation in time-to-adoption. We continue to believe that these investments in our calibration services will result in sustained growth over time.

Overall. We expect to deliver profitable results for our shareholders for fiscal year 2005. We expect to increase revenues in fiscal year 2006 in both the distribution products and calibration services businesses. We continue to expect growth overall in the low to mid single digits and overall gross margin improvements. We will strive to continue to improve performance, provide quality service to our customers, and increase shareholder value. We believe we are well positioned to achieve these goals.

Valuation Allowance. We have had a valuation allowance on our deferred assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending December 25, 2004 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as: divestitures, goodwill, severance, restructuring, and litigation. Although we believe that the Company today is much stronger, more profitable, and focused on operating a sound, profitable business model, we must maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On December 25, 2004 and December 27, 2003, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

Under the Third Amendment described in Note 3 of our Consolidated Financial Statements, interest on the term loans and revolving line of credit (“LOC”) is fixed at Tier 2 (see chart below) through March 2005. The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of December 25, 2004 were 5.25% and 2.42%, respectively. Interest on the term loans and LOC after March 2005, is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the Third Amendment, as follows:

Fixed Charge
Tier	Coverage Ratio	Term Loan A	Term Loan B	LOC

1	1.249 or less	(a) Prime Rate plus .50% or	Prime Rate plus .75%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 3.25%		(b) LIBOR plus 2.75%

2	1.25 to 1.49	(a) Prime Rate plus .25% or	Prime Rate plus .50%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 3.00%		(b) LIBOR plus 2.50%

3	1.50 or greater	(a) Prime Rate plus 0% or	Prime Rate plus .25%	(a) Prime Rate plus 0% or
		(b) LIBOR plus 2.75%		(b) LIBOR plus 2.25%

FOREIGN CURRENCY

Approximately 91% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the third quarter and nine months ended December 25, 2004 and December 27, 2003. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On December 25, 2004 and December 27, 2003, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.

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

Indebtedness. As of December 25, 2004, we owed $6.7 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. If we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. The second and third amendments to the Credit Agreement waived compliance with the EBITDA covenant for the first and second quarters of fiscal year 2005, respectively. The Third Amendment also reduced the EBITDA requirement for the third and fourth quarters of fiscal year 2005. We met our EBITDA covenant for the third quarter of fiscal year 2005 and expect to meet the covenant on an on-going basis. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this Form 10-Q, many of which are beyond our control.

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

(b) Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. Other Information.

On October 18, 2004, our Board of Directors granted Charles P. Hadeed, our Chief Operating Officer, Vice President of Finance and Chief Financial Officer, an incentive stock option to purchase 20,000 shares of our common stock at a price of $2.89 per share and 10,000 shares of restricted stock. The option, which was granted under the Transcat, Inc. 2003 Incentive Plan (the “2003 Incentive Plan”) vests pro-rata with respect to one-third of the shares subject to the option on the first, second and third anniversaries of the date of grant. Fifty percent of the restricted stock award, which was also granted under the 2003 Incentive Plan, vests immediately and the remaining fifty percent vests on the first anniversary of the date of grant.

The form of Award Notice for Incentive Stock Options granted under the 2003 Incentive Plan and the form of Award Notice for Restricted Stock granted under 2003 Incentive Plan are included as Exhibits 10.1 and 10.2 to this Form 10-Q.

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: February 8, 2005	/s/ Carl E. Sassano

Carl E. Sassano
Chairman, President, and Chief Executive Officer

Date: February 8, 2005	/s/ Charles P. Hadeed

Charles P. Hadeed
Chief Operating Officer, Vice President of Finance, and
Chief Financial Officer

INDEX TO EXHIBITS

(10)	10.1	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan

	10.2	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications