Form 10-K
period 2005-03-26
TRANSCAT INC
filed 2005-06-23
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 26, 2005

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
Common Stock, $0.50 par value per share

(Title of class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☑     No     ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant on September 25, 2004 (the last business day of the registrant’s most recently completed second quarter) was approximately $18,323,000. The market value calculation was determined using the closing sale price of the Registrant’s Common Stock on September 25, 2004, as reported on the NASDAQ SmallCap Market System.
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes     ☐     No     ☑
      The number of shares of Common Stock of the Registrant outstanding as of June 20, 2005 was 6,567,725.

DOCUMENTS INCORPORATED BY REFERENCE
      The information required by Part III, Items 10, 11, 12, 13 and 14, of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held on August 16, 2005, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days after the end of the fiscal year to which this report relates.

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
      Through our distribution products segment, we market and distribute national and proprietary brand instruments to approximately 12,000 global customers. Our catalog (“Master Catalog”) offers access to more than 25,000 instruments, including: calibrators, deadweight testers, temperature devices, multimeters, oscilloscopes, pressure pumps, testers, recorders, and related accessories, from nearly 250 of the industry’s leading manufacturers including Fluke, Hart Scientific, Agilent, Ametek, Tektronix and GE-Druck. In addition, we are the exclusive worldwide distributor for Altek and Transmation products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most exacting measurements.
      Through our calibration services segment, we offer precise, reliable, fast calibration services. We operate ten Calibration Centers of Excellence strategically located across the United States and Canada servicing approximately 8,000 customers. In April 2005, we added an additional Calibration Center of Excellence in Puerto Rico, primarily focused on expanding our services to pharmaceutical customers in the region. To support our customers’ calibration service needs, we deliver the industry’s highest quality calibration services and repairs. Each of our calibration laboratories is ISO-9001:2000 registered with Underwriter’s Laboratories, Inc. and our scope of accreditation to ISO/ IEC 17025 is the widest in the industry for the market segments we serve. See “Calibration Services Segment – Quality” below in Item 1 for more information.
      CalTrak®, our proprietary documentation and asset management system, is used to manage the workflow at our Calibration Centers of Excellence. Additionally, CalTrak® provides calibration certificates, calibration data, and access to other key documents required in the calibration process. CalTrak® has been validated to 21CFR 820.75, which substantiates the validation of our process. This validation is especially significant in the life science industry, where federal regulations are especially stringent. See CalTrak® below in Item 1 for more information.
      At Transcat, our attention to quality goes beyond the products and services we deliver. Our sales teams and customer service and support team stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it.
      Among our top 200 customers, representing approximately 34% of our consolidated sales, are Fortune 500/ Global 500 companies, including Wyeth, Merck, DuPont, Exxon Mobil, AK Steel Holding, Johnson & Johnson, Dow Chemical, and Duke Energy. We believe these customers do business with us because of our commitment to quality service, our CalTrak® asset management system, and access to our product offerings.

      Transcat has focused on the process and life science markets since its founding in 1964. We are the leading seller of calibrators into the process industry. We believe that our broad product offering and our commitment to quality calibration services is the foundation for deeper penetration into the process and life science markets.
      Transcat’s Internet website address is www.transcat.com. The information contained on our website is not a part of this Form 10-K. On our investor relations Internet web page, http://www.transcat.com/ AboutTranscat/InvestorRelations.asp, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our investor relations web page are available free of charge.
      An Ohio corporation founded in 1964, we are headquartered in Rochester, New York and employ more than 200 personnel. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

STRATEGY
      We are an accredited provider of calibration services and a distributor of test and measurement equipment. Our strategy is to focus on gaining business and market share in markets where companies value quality systems and/or operate in regulated environments. We will differentiate ourselves and build barriers to competitive entry by offering the best products and calibration services and integrating the two to benefit our customers’ operations and lower their cost.

SEGMENTS
      We service our customers through two business segments: Distribution Products and Calibration Services. We serve approximately 16,000 customers with no customer or controlled group of customers accounting for 5% or more of our consolidated net sales from fiscal year 2003 to 2005. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations. Note 8 of our Consolidated Financial Statements in this Form 10-K presents financial information for these segments.
      We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, a direct field sales organization, proactive outbound sales, and an inbound call center. Our direct field sales team, outbound sales team, and inbound sales team are each staffed with technically trained personnel. Our domestic and international sales organization covers territories in North America, Latin America, Europe, Africa, Asia, and the Middle East. We concentrate on attracting new customers and increasing product and calibration sales (North America only) to existing customers. Sales efforts are also focused on cross selling. Approximately 28% of our customers utilize both segments of our business, which provides us with an opportunity to increase our average revenue per customer, adding to our value as a single source supplier. Our sales to customers during the periods indicated were as follows (calculated on dollars in millions):

	FY 2005	FY 2004	FY 2003

United States	84%	84%	84%
Canada	9%	9%	9%
Other International	7%	7%	7%

Total	100%	100%	100%

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

	FY 2005	FY 2004	FY 2003

Process	39%	38%	43%
Life Science	19%	20%	19%
Manufacturing	12%	11%	11%
Other	30%	31%	27%

Total	100%	100%	100%

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
      The majority of our products are not consumables but are purchased as replacement, upgrades, or for expansion of manufacturing and research and development facilities. Our catalog and sales activities are designed to maintain a constant presence in front of the customer to ensure we receive the order when they are ready to purchase. As a result, we evaluate sales trends over at least a four quarter period as any individual months’ sales can be impacted by any number of factors.
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
      Our distribution products segment accounted for approximately 67% of our revenue in our fiscal year ended March 26, 2005, referred to as fiscal year 2005, which we anticipate declining as a percentage of total sales as a result of the targeted higher growth rates in calibration. Within the distribution products segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which typically average $1,200 per order.
      Marketing and Sales. Through our comprehensive Master Catalog, supplemental catalogs, opt-in email newsletter, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. Approximately 10,000 instruments account for the majority of our sales. The instruments typically range in price from $100 to over $5,000 for large calibration test systems and are sold and marketed to approximately 12,000 customers in the process, life science, and manufacturing markets.
      During fiscal year 2005, we distributed approximately 890,000 pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials to approximately 50,000 customer contacts and 525,000 potential customer contacts. The number of catalogs and other direct marketing materials received by each customer depends upon a number of factors, including purchase history.
      The majority of our product sales are derived from catalog marketing. Our Master Catalog consists of approximately 700 pages of products relevant to the process, life science, and manufacturing industries. We distribute our Master Catalog to approximately 85,000 existing and prospective customers in the United States and Canada approximately every 12 months. The Master Catalog provides standard make/model and related information and is also available in “CD” format upon request and on-line at our website: www.transcat.com. Our new customer acquisition program utilizes smaller catalog supplements — which feature new products, promotions, or specific product categories. The catalog supplements are launched at varying periods throughout the year; each publication is mailed to over 250,000 targeted prospects.
      The approximate percentage of our distribution products business by industry segment for our largest customers is as follows:

	FY 2005	FY 2004	FY 2003

Process	42%	40%	49%
Life Science	12%	15%	15%
Manufacturing	8%	7%	8%
Other	38%	38%	28%

Total	100%	100%	100%

      Competition. The markets we serve are highly competitive. Competition for sales in distribution products is quite fragmented and ranges from large national distributors and manufacturers to small local distribution organizations and service providers. Key competitive factors typically include customer service and support, quality, turn around time, inventory availability, product brand name, and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly trained technical application specialists. To maintain our competitive position with respect to such products and services, we must continually demonstrate our commitment to our customers and continue to compete effectively in the areas described above.
      Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement equipment. We frequently evaluate our purchase requirements and suppliers’ price offerings to obtain products at the best possible cost. We obtain our products from about 250 suppliers of brand name and private labeled equipment. In fiscal year 2005 our top 10 vendors accounted for approximately 70% of our aggregate business. Approximately 30% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which is not believed to be inconsistent with Fluke’s shares of the markets the Company services.
      We plan our product mix, including stocked and non-stocked inventory items, to best serve the needs of our customers whose individual purchases vary in size. We can ship our customers our top selling products the same day they are ordered.
      Operations. Our distribution operations take place within an approximate 27,000 square foot facility located in Rochester, New York. This location is our headquarters and also houses the customer service, sales, and administrative functions. Approximately 31,000 product orders are shipped from this facility annually with an average order size in fiscal year 2005 of approximately $1,200 per order. This average is slightly higher than recent years.
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
      Distribution Agreement. In late calendar year 2001, we sold our manufacturing business, Transmation Products Group (“TPG”), to Fluke. See footnote (2) under Item 6. Selected Financial Data. In fiscal year 2002, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke to be the exclusive worldwide distributor of TPG products until December 31, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.
      On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement ends on December 31, 2006. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. Our purchases for calendar years 2002 through 2004 met our commitment under the New Agreement and we expect that our purchases for calendar year 2005 will also meet the commitment. We believe that this commitment to future purchases is consistent with our business needs and plans.
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
      At the end of fiscal year 2005, the value of our unshippable product orders was approximately $1.3 million, compared to approximately $1.7 million and $1.4 million at the end of fiscal years 2004 and 2003, respectively. During fiscal year 2005, the month-end level of unshippable product orders varied between a low of $1.2 million and a high of $1.8 million. This variation is due primarily to seasonality, the economy, supplier delivery schedules, and variations in customer ordering patterns.
      The following graph shows the trend of unshippable product orders and backorders for fiscal years 2004 through 2005, on a quarterly basis.

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
      The calibration services industry has its origins in the military; approximately 60% of our calibration technicians and laboratory managers have calibration expertise with the military prior to joining Transcat.
      Sourcing decisions are based on quality, customer service, turn-around time, documentation, price, and a one-source solution.
      Our calibration services segment provides periodic calibration and repair services for our customers’ test, measurement, and diagnostic instruments. We perform over 100,000 calibrations annually. These are performed at one of our ten Calibration Centers of Excellence, or at the customer’s physical location. Calibration services accounted for approximately 33% of our total fiscal year 2005 revenue. During fiscal year 2006, we anticipate that calibration services sales will increase at a faster rate than product sales.
      The calibration services segment of the market is critically aligned with our strategic focus on quality accreditations. Our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed below in “Quality”.
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
      Our calibration services are provided to our customers with a strategic focus in the highly regulated industries including process, life science, and manufacturing. Our quality process and standards are designed to meet the needs of companies that are highly regulated (e.g., by the Food and Drug Administration, or “FDA”), and/or have a strong commitment to quality and a comprehensive calibration program.

      The approximate percentage of our calibration services business by industry segments for our largest customers for the periods indicated was as follows:

	FY 2005	FY 2004	FY 2003

Process	34%	33%	33%
Life Science	34%	30%	26%
Manufacturing	19%	18%	16%
Other	13%	19%	25%

Total	100%	100%	100%

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
      Quality. The accreditation process is the only system currently in existence that assures measurement competence. Each laboratory is audited and reviewed by outside accreditation bodies proficient in the technical aspects of calibration, metrology, and physics, ensuring that measurements are properly made. Accreditation also requires that all standards used for accredited measurements have a fully documented path, known as the traceability chain, either directly or through other accredited laboratories, back to the national or international standard for that measurement parameter. This ensures proper measurement techniques throughout the process.
      To ensure the quality and consistency of our calibrations to customers, we have sought and achieved several national levels of quality and accreditation. Our calibration laboratories are ISO 9001:2000 registered with Underwriters Laboratories, Inc. Our calibrations are also traceable to National Institute of Standards and Technology (“NIST”) or National Research Council of Canada (“NRC”) standards. Our laboratories, except those in Puerto Rico for which we expect to initiate the accreditation process, are accredited by American Association for Laboratory Accreditation (“A2LA”) to ISO/ IEC 17025 and ANSI/ NCSL Z540-1-1994, who provides an objective, third party, and internationally accepted evaluation of the quality and consistency of our calibration process and competency.
      To provide the widest range of service to our customers in our target markets, our A2LA accreditations extend across a wide range of technical disciplines, each requiring and meeting separate and unique accreditation standards. The following table represents Transcat’s capabilities (accredited and/or non-accredited) for each Center of Excellence:
Working-level Capabilities

	Electrical Metrology Disciplines				Physical Metrology Disciplines

			RF/	Luminance/		Chemical/	Particle		Gas
	DC/ACLF	HF/UHF	Microwave	Illuminance	Flow	Biological	Counters	Force	Analysis

Boston	x	x				x
Charlotte	x	x				x		x	x
Dayton	x	x				x		x
Houston	x	x	x			x
Los Angeles	x	x	x			x		x
Ottawa	x	x	x					x
Philadelphia	x	x	x	x	x	x		x	x
Rochester	x	x	x			x		x
San Francisco	x	x
San Juan, PR	x
St. Louis	x	x				x	x	x

Dimensional
	Physical Metrology Disciplines, Continued							Disciplines

	Relative	Mass	Pressure,			RPM,	Vibration,
	Humidity	Weight	Vacuum	Temperature	Torque	Speed	Acceleration	Length	Optics

Boston		x	x	x	x	x		x
Charlotte		x	x	x	x	x		x	x
Dayton	x	x	x	x	x	x		x
Houston		x	x	x	x	x		x	x
Los Angeles	x	x	x	x	x	x		x	x
Ottawa	x	x	x	x	x	x		x
Philadelphia	x	x	x	x	x	x	x	x	x
Rochester	x	x	x	x	x	x		x
San Francisco				x				x
San Juan, PR	x	x	x	x
St. Louis	x	x	x		x	x		x
Reference-level Capabilities

	Dimensional	Electrical	Humidity	Mass	Pressure	Temperature
	Standards	Standards	Standards	Standards	Standards	Standards

Charlotte	x
Houston		x			x
Philadelphia				x		x
Rochester			x
San Francisco						x
      CalTrak®. CalTrak® and CalTrak-Online is our proprietary metrology management system that provides a comprehensive calibration quality program. Many of our customers have unique calibration service requirements to which we have tailored specific services. CalTrak® allows our customers to track calibration cycles via the Internet and provides the customer with safe and secure off-site archive of calibration records that can be accessed 24 hours a day. Access to records data is managed through our secure password protected website. Calibration assets are tracked with records that are automatically cross-referenced to the equipment that was used to calibrate. CalTrak® has also been validated to meet the most stringent requirements within the industry.
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
     INFORMATION REGARDING EXPORT SALES
      Approximately 16% of our sales in fiscal years 2005, 2004, and 2003, resulted from sales to customers outside the United States (calculated on dollars in millions). Our percentage of foreign sales is impacted by the strength of the United States dollar in relation to other currencies. When the United States dollar is stronger than foreign currencies, we have historically had weaker foreign sales.
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
     EMPLOYEES
      At the end of fiscal year 2005, we had 209 employees, compared to 213 and 222 employees at the end of fiscal years 2004 and 2003, respectively.
     EXECUTIVE OFFICERS
      The following table sets forth certain information regarding our executive officers and certain key employees as of March 26, 2005:

Name	Age	Position

Carl E. Sassano	55	Chairman, President and Chief Executive Officer
Charles P. Hadeed	55	Chief Operating Officer, Chief Financial Officer and Vice President of Finance
John A. De Voldre	56	Vice President of Human Resources
Robert C. Maddamma	62	Vice President of Customer Satisfaction
Jay F. Woychick	48	Vice President of Marketing
Michael M. Mercurio	56	Vice President of Sales
Joanne B. Hand	31	Corporate Controller

ITEM 2.	PROPERTIES
      We lease the following properties:

		Approximate
Property	Location	Square Footage

Corporate Headquarters and Calibration Laboratory	Rochester, NY	27,250
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Philadelphia, NJ	8,550
Calibration Laboratory	Houston, TX	4,645
Calibration Laboratory	Los Angeles, CA	3,060
Calibration Laboratory	Ottawa, ON	4,159
Calibration Laboratory	San Francisco, CA	3,540
Calibration Laboratory	St. Louis, MO	4,000
Calibration Laboratory	Dayton, OH	3,417
      We also lease storage space in Chicago, Illinois and office space in Shanghai, China. We added a calibration laboratory in Puerto Rico in the first quarter of fiscal year 2006 in which we lease space. We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business.

ITEM 3.	LEGAL PROCEEDINGS
      None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our stockholders during the quarter ended March 26, 2005.
PART II.

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our Common Stock is traded on the NASDAQ SmallCap Market under the symbol “TRNS.” As of March 26, 2005, we had approximately 700 shareholders of record.
     PRICE RANGE OF COMMON STOCK
      The following table sets forth, on a per share basis, for the periods indicated, the high and low reported sales prices of our Common Stock as reported on the NASDAQ SmallCap Market System for each quarterly period in fiscal years 2005 and 2004.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year 2005:
High	$3.26	$3.05	$3.38	$4.00
Low	$2.05	$2.46	$2.52	$3.15
Fiscal Year 2004:
High	$1.64	$2.90	$3.40	$3.15
Low	$1.23	$1.49	$2.20	$2.40
     DIVIDENDS
      We have not declared any cash dividends since our inception and do not intend to pay any dividends for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA
      The following table provides selected financial data for the current fiscal year and the previous five fiscal years (in thousands, except per share data):

	FY 2005	FY 2004	FY 2003(1)	FY 2002(2)	FY 2001(2)

Statements of Operations Data:
Net Sales	$55,307	$53,317	$57,172	$66,782	$76,881
Cost of Sales	41,415	39,919	43,853	48,706	53,671

Gross Profit	13,892	13,398	13,319	18,076	23,210
Operating Expenses	12,993	13,091	12,850	24,081	20,258

Operating Income (Loss)	899	307	469	(6,005)	2,952
Interest Expense	350	434	657	1,432	2,523
Gain on Extinguishment of Debt	—	—	(1,593)	—	—
Other Expense (Income)	293	(288)	56	(206)	—

Income (Loss) Before Income Taxes	256	161	1,349	(7,231)	429
Benefit for Income Taxes	—	(192)	(408)	(600)	(84)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	256	353	1,757	(6,631)	513
Cumulative Effect of a Change in Accounting Principle	—	—	(6,472)	—	—

Net Income (Loss)	$256	$353	$(4,715)	$(6,631)	$513

Share Data:
Basic Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.04	$0.06	$0.29	$(1.08)	$0.09
Basic Average Shares Outstanding	6,396	6,252	6,147	6,103	6,030
Diluted Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.04	$0.05	$0.29	$(1.08)	$0.09
Diluted Average Shares Outstanding	6,966	6,808	6,147	6,103	6,030
Closing Price Per Share	$3.80	$2.40	$1.40	$1.13	$1.62

	As of or For The Fiscal Years Ended March

	26, 2005	27, 2004	31, 2003(1)	31, 2002(2)	31, 2001(2)

Balance Sheets and Working Capital Data:
Inventory, net	$5,902	$3,736	$2,842	$3,869	$8,399
Properties, net	1,984	2,025	2,556	3,911	5,747
Goodwill	2,524	2,524	2,524	8,996	19,916
Total Assets	20,112	18,385	16,758	27,624	47,722
Depreciation and Amortization	1,486	1,299	2,047	4,086	4,546
Capital Expenditures	866	459	291	1,364	1,393
Revolving Line of Credit	5,498	6,441	5,248	6,817	9,104
Term Loan, current portion	758	668	666	1,016	3,980
Term Loan, less current portion	1,020	—	668	2,080	12,120
Shareholders’ Equity	4,314	3,428	2,698	6,764	13,329

(1)	In fiscal year 2003, we recorded a $6.5 million impairment from the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as a change in accounting principle. See Note 1 and Note 3 of our Consolidated Financial Statements for further disclosure.
(2)	On December 26, 2001, we sold TPG, which produces instruments used to calibrate, measure, and test physical parameters to Fluke for $11.0 million. On January 18, 2002, we completed the sale of our Measurement and Control unit to Hughes Corporation for $2.9 million and reported a loss of $4.5 million on the sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     RECLASSIFICATION OF AMOUNTS
      Certain reclassifications of prior fiscal quarters’ financial information have been made to conform with current fiscal quarter presentation.
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
      Our revenue in our distribution products segment can be heavily impacted by changes in the economic environment. As industrial customers increase or curtail capital and discretionary spending, our product sales will typically be directly impacted. Absent significant economic volatility, we do not see this segment of our business as high growth. The majority of our products are not consumables but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Year over year sales growth in any one quarter can be impacted by a number of factors including the addition of new product lines or channels of distribution.
      We believe our calibration services segment offers considerable growth opportunity and the potential for continuing revenue from established customers from what is typically an annual calibration cycle.
      We evaluate sales growth in both of our business segments against a four quarter trend analysis, not by analyzing any single quarter.
      Financial Overview. Our distribution products segment benefited in fiscal year 2005 from a stronger economy; and, year over year sales growth was stronger in the first half of the year due to weaker prior year comparisons. Calibration service sales continued to improve in comparison to the prior year, as the year progressed, as our sales organization identified and closed new business.
      Our gross margin overall was consistent with the prior year. Our distribution products segment gross margin declined approximately four points over the first six months of the year, compared to the prior year, as a result of prior year initiatives of selling into new low margin market segments increased promotional and pricing activity.

Over the last six months of fiscal year 2005 our product gross profit increased approximately three points as we decreased our use of promotional pricing in response to the strengthened economy.
      We are pleased with our consistent calibration services gross profit margin resulting from our focus on expense control and productivity improvements. Calibration sales growth offers significant leverage on gross profit due to the relatively fixed nature of a calibration laboratory cost structure, as evidenced by our fourth quarter results.

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
      Use of Estimates: The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of assets, estimated lives of our Master Catalog, and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Actual results could differ from those estimates.
      The following table summarizes the more significant charges in the Consolidated Statements of Operations that require management estimates, which are described below (in millions):

	For the Years Ended

	March 26,	March 27,	March 31,
	2005	2004	2003

Provision for doubtful accounts receivables and returns	$—	$(0.1)	$(0.2)
Depreciation of property, plant, and equipment	$1.0	$1.0	$1.6
Amortization of Master Catalog costs	$0.5	$0.3	$0.4
Deferred tax valuation allowance provisions	$—	$0.1	$1.1
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
      Accounts Receivable: Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the specific formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to sales over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of sales and/or the historical rate of returns.
      Inventories: Inventories consist of finished goods and are valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventories are reduced by a reserve for items not saleable at or above standard cost. We reserve specifically for certain items of our inventory and, for other items, we apply a specific loss factor, based on historical experience, to specific categories of our inventory. We evaluate the adequacy of the reserve on a regular basis.
      Properties, Depreciation, and Amortization: Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method with useful lives of 3 to 10 years for the following major classifications: machinery, equipment, software, and furniture and fixtures. Properties determined to have no value are written off at their then remaining net book value. We account for software costs in accordance with Statement of Position (“FSP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 of our Consolidated Financial Statements for further disclosure.
      Goodwill: We estimate the fair value of our reporting units in accordance with SFAS No. 142, “Goodwill and Other Tangible Assets”, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. We test our goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. In the first quarter of fiscal year 2003, the Company recorded an impairment from the implementation of SFAS No. 142 as a $6.5 million change in accounting principle based upon our determination of the fair market value of the reporting units. The evaluation of our reporting units on a fair value basis indicated that no additional impairment existed as of March 26, 2005, March 27, 2004, and March 31, 2003.
      Deferred Catalog Costs: We amortize the cost of each Master Catalog mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period. Total deferred catalog costs were $0.4 million at March 26, 2005 and March 27, 2004.
      Deferred Gain on TPG: As a result of certain post divestiture commitments, we are unable to recognize the gain of $1.5 million on the divestiture of TPG, which took place in fiscal year 2002, until those commitments expire in fiscal year 2007. See Note 9 of our Consolidated Financial Statements for further disclosure.
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
      Stock Options: We follow the provisions of Accounting Practice Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had on exercise prices equal to the market value of the underlying Common Stock at grant date. See Note 7 of our Consolidated Financial Statements for further disclosure.
      Off-Balance Sheet Arrangements: We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS
      The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	FY 2005	FY 2004	FY 2003

Gross Profit Percentage:
Product Gross Profit	23.7%	23.9%	26.9%
Service Gross Profit	28.1%	27.5%	15.9%
Total Gross Profit	25.1%	25.1%	23.3%

As a Percentage of Net Sales:
Product Sales	67.1%	66.4%	67.1%
Service Sales	32.9%	33.6%	32.9%

Net Sales	100.0%	100.0%	100.0%

Selling, Marketing, and Warehouse Expenses	14.4%	16.0%	14.5%
Administrative Expenses	9.1%	8.5%	7.9%

Total Operating Expenses	23.5%	24.5%	22.4%

Operating Income	1.6%	0.6%	0.8%
Interest Expense	0.6%	0.8%	1.1%
Gain on Extinguishment of Debt	—%	—%	(2.8)%
Other Expense (Income)	0.5%	(0.5)%	0.1%

Total Other Expense (Income)	1.1%	0.3%	(1.6)%

Income Before Income Taxes	0.5%	0.3%	2.4%
Benefit for Income Taxes	—%	(0.4)%	(0.7)%

Income Before Cumulative Effect of a Change in Accounting Principle	0.5%	0.7%	3.1%
Cumulative Effect of a Change in Accounting Principle	—%	—%	(11.3)%

Net Income (Loss)	0.5%	0.7%	(8.2)%

FISCAL YEAR ENDED MARCH 26, 2005 COMPARED TO FISCAL YEAR ENDED MARCH 27, 2004 (DOLLARS IN MILLIONS):

Sales:

	For the Years Ended

	March 26,	March 27,
	2005	2004

Net Sales:
Product	$37.1	$35.4
Service	18.2	17.9

Total	$55.3	$53.3

      Net sales increased $2.0 million, or 3.8% from fiscal year 2004 to 2005.
      Our product sales results, which accounted for 67.1% of our sales in fiscal year 2005 and 66.4% of our sales in fiscal year 2004, have positively reflected the impact of what we believe is an improved year over year economy, and customer response to our marketing programs. Our fiscal years 2005 and 2004 product sales trend in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2005				FY 2004

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Product Growth (Decline)	(2.9)%	6.5%	9.2%	11.3%	15.6%	(7.0)%	(22.4)%	(15.8)%
      The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2005		FY 2004

	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(1)	Net Sales	Profit %(1)

Core	94.2%	23.6%	94.5%	23.7%
Government	2.3%	2.4%	2.6%	0.0%
Other	3.5%	12.4%	2.9%	9.9%

Total	100.0%	22.7%	100.0%	22.7%

(1)	Calculated at net sales less purchase costs.
      Customer product orders include orders for products that we routinely stock in our inventory, as well as customized products and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders required to be shipped at a future date, and orders on credit hold and/or awaiting letters of credit. Our total unshippable orders decreased by approximately $0.4 million, or 23.5% from fiscal year 2004 to 2005. We believe that the decrease is primarily attributed to our suppliers shipping inventory to us on a more timely basis and improvement in inventory demand planning. The following table reflects our historical trend of product orders that are unshippable at the end of each fiscal quarter and the percentage of these orders that are backorders (calculated on dollars in millions):

	FY 2005				FY 2004

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total Unshippable Orders	$1.3	$1.3	$1.5	$1.5	$1.7	$1.6	$1.4	$1.0
% of Unshippable Orders that are Backorders	76.9%	76.9%	80.0%	80.2%	85.7%	82.5%	83.6%	83.8%
      Calibration services sales increased $0.3 million, or 1.7%, from fiscal year 2004 to 2005. This increase, and in particular, our year over year fourth quarter growth, is attributable to both new customer acquisition and concerted customer service efforts to retain existing customers. Within any quarter, there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer outsourcing decisions. The rate of change in our 2005 and 2004 calibration services sales in relation to the prior fiscal year quarter is as follows (calculated on dollars in millions):

	FY 2005				FY 2004

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Calibration Service Growth (Decline)	14.6%	0.0%	(2.3)%	(4.3)%	(2.0)%	(7.3)%	(7.3)%	(3.2)%

Gross Profit:

	For the Years Ended

	March 26,	March 27,
	2005	2004

Product	$8.8	$8.5
Service	5.1	4.9

Total	$13.9	$13.4

      Gross profit, as a percent of net sales, remained constant at 25.1% in fiscal year 2005 in comparison to fiscal year 2004. Product gross profit increased $0.3 million from the prior fiscal year to the current fiscal year, however decreasing by 0.3 points. As is evidenced by the chart below, gross profit ratios were impacted mid-fiscal year 2004 as a result of our aggressive targeting of new channels of distribution that typically do not support the margins of our core customer base and an increased level of allowances to stimulate product sales. In fiscal year 2005, as the business climate improved, we targeted a reduction in those allowances. In addition, our product gross profit ratio to sales can be impacted by a number of factors that can impact quarterly and annual comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases and cooperative advertising received from suppliers and reported as a reduction of cost of sales in accordance with Emerging Issues Task Force (“EITF”) 02-16 (see Note 1 to our Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005				FY 2004

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Product GM %(1)	22.7%	23.7%	22.0%	21.8%	20.6%	20.7%	24.0%	25.3%
Other Income (Cost) %(2)	3.5%	(0.5)%	(0.3)%	0.7%	0.6%	0.8%	4.9%	1.0%
Gross Profit %	25.7%	23.2%	21.7%	22.5%	21.2%	21.5%	28.9%	26.3%

(1)	Calculated at net sales less purchase costs.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
      Calibration service gross profit increased $0.2 million, or 0.6 points. This increase is a result of a modest increase in service sales and improving laboratory efficiency. The following table reflects the quarterly historical trend of our calibration service gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005				FY 2004

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Calibration Service Gross Profit	32.7%	28.6%	26.2%	25.0%	29.2%	26.2%	30.2%	23.9%

Operating Expenses:

	For the Years Ended

	March 26,	March 27,
	2005	2004

Operating Expenses:
Selling, Marketing, and Warehouse	$7.9	$8.5
Administrative	5.0	4.6

Total	$12.9	$13.1

      Operating expenses decreased $0.2 million, or 1.5%, from fiscal year 2004 to 2005. In the current fiscal year, selling, marketing, and warehouse expenses decreased $0.6 million attributed to a reduction in selling payroll expenses and related costs and more efficient product marketing initiatives. Administrative expenses increased $0.4 primarily resulting from the issuance of stock to certain officers and other compensation costs.

Other Expense:

	For the Years Ended

	March 26,	March 27,
	2005	2004

Other Expense:
Interest Expense	$0.4	$0.4
Other Expense (Income)	0.3	(0.3)

Total	$0.7	$0.1

      Interest expense remained constant with the prior year as debt levels and interest rates remained relatively unchanged. The other expense increase in fiscal year 2005 was primarily attributable to a net loss in Canadian currency transactions in comparison to net gains in fiscal year 2004.

Taxes:

	For the Years Ended

	March 26,	March 27,
	2005	2004

Benefit for Income Taxes	$—	$(0.2)
      We have not recognized any provision for income taxes in fiscal year 2005 as pretax income was offset by a reduction in our deferred tax asset valuation reserve. When calculating income tax expense or benefit, we recognize valuation allowances for deferred tax assets, which may not be realized using a “more likely than not” approach, which is more fully described in Note 5 to our Consolidated Financial Statements.
      The benefit for income taxes in fiscal year 2004 recognizes the benefit derived from the utilization of net operating loss and foreign tax credit carry backs.

FISCAL YEAR ENDED MARCH 27, 2004 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2003 (DOLLARS IN MILLIONS):

Sales:

	For the Years Ended

	March 27,	March 31,
	2004	2003

Net Sales:
Product	$35.4	$38.4
Service	17.9	18.8

Total	$53.3	$57.2

      Net sales decreased $3.9 million, or 6.8%, from fiscal year 2003 to 2004.
      Our product sales results, which accounted for 66.4% of our sales in fiscal year 2004 and 67.1% of our sales in fiscal year 2003, have positively reflected the impact of what we believe is an improved economic outlook, targeted sales efforts in new distribution channels, and customer response to our marketing programs. Our product sales have improved (declined) in relation to prior fiscal year quarter comparisons, as follows (calculated on dollars in millions):

	FY 2004

	Q4	Q3	Q2	Q1

Product Growth (Decline)	15.6%	(7.0)%	(22.4)%	(15.8)%
      The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2004		FY 2003

	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(1)	Net Sales	Profit %(1)

Core	94.5%	23.7%	98.9%	27.4%
Government	2.6%	0.0%	0.0%	0.0%
Other	2.9%	9.9%	1.1%	14.8%

Total	100.0%	22.7%	100.0%	27.2%

(1)	Calculated at net sales less purchase costs.
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

	FY 2004

	Q4	Q3	Q2	Q1

Calibration Service Growth (Decline)	(2.0)%	(7.3)%	(7.3)%	(3.2)%
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
      Product gross profit decreased $1.8 million from the prior fiscal year to the current fiscal year, or 2.8 points. Contributing factors to this 2.8 point decrease included our aggressive targeting of new channels of distribution that typically do not support the margins of our core customer base and an increased level of allowances to stimulate product sales. Our product gross profit ratio to sales can be impacted by a number of factors that can impact quarterly and annual comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases and cooperative advertising received from suppliers and reported as a reduction of cost of sales in accordance with EITF 02-16 (see Note 1 to our Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

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

      Operating expenses increased $0.3 million, or 2.3%, from fiscal year 2003 to 2004. Included in the current fiscal year’s operating expenses are $0.1 million of severance costs and a charge of $0.2 million to settle, rather than further litigate, a lawsuit brought against us by our former chief financial officer. In the prior fiscal year, operating expenses included $0.3 million in severance costs incurred as a result of certain employee terminations.

Other Expense (Income):

	For the Years Ended

	March 27,	March 31,
	2004	2003

Other Expense (Income):
Interest Expense	$0.4	$0.6
Gain on Extinguishment of Debt	—	(1.6)
Other (Income) Expense	(0.3)	0.1

Total	$0.1	$(0.9)

      Other income recorded in the prior fiscal year was primarily the net gain recognized as a result of the restructuring of our senior debt and execution of our Revolving Credit and Loan Agreement (the “Credit Agreement”) in November 2002.
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
     Cumulative Effect of a Change in Accounting Principle: In fiscal year 2003 we recorded a goodwill impairment charge of $6.5 million upon the adoption of SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES
      Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	FY 2005	FY 2004

Cash Provided by (Used in):
Operating Activities	$(6)	$208
Investing Activities	(866)	(459)
Financing Activities	268	516
      Operating Activities. Cash used in operating activities was neutral for fiscal year 2005 and decreased $0.2 million when compared to the $0.2 million of cash provided by operating activities in fiscal year 2004. This change was primarily comprised of a $0.6 million decrease in cash provided by working capital, an increase of $0.5 million in non-cash charges and a decrease in net income of $0.1 million. Significant working capital fluctuations were as follows:

•	Inventories/Accounts Payable: Our inventories increased $1.3 million more in fiscal year 2005 than in fiscal year 2004 as our fourth quarter product sales were somewhat below our expectations. A relatively modest increase in accounts payable when compared to the prior year resulted in a significant decline in our payables to inventory ratio, as the following table illustrates (dollars in millions):

	FY 2005	FY 2004	FY 2003	FY 2002

Inventory, net	$5.9	$3.7	$2.8	$3.8
Accounts Payable	$4.5	$4.1	$3.7	$6.3
Payables/ Inventory Ratio	0.76	1.11	1.32	1.66

•	Receivables: Our accounts receivable increased less from fiscal year end 2004 to 2005 when compared to the increase from fiscal year end 2003 to 2004, contributing $0.6 million to working capital. Our collections of outstanding accounts receivable, reflected in our days sales outstanding, as the following table illustrates (dollars in millions) is excellent.

	FY 2005	FY 2004	FY 2003

Net Sales, for the last two fiscal months	$11.9	$11.9	$9.2
Accounts Receivable, net	$8.1	$8.0	$6.9
Days Sales Outstanding (based on 60 days)	41	40	45

•	A reduction in income tax refunds receivable as refunds were received.

•	An increase in accrued compensation costs.
      Investing Activities. The $0.9 million and $0.5 million of cash used in investing activities in fiscal years 2005 and 2004, respectively, resulted from capital expenditures, primarily for our calibration laboratories.
      Financing Activities. Our debt has remained relatively constant from March 27, 2004 to March 26, 2005, as the table below illustrates (in millions). However, in conjunction with our third amendment to our Credit Agreement, we entered into a new term loan agreement, resulting in a reduction in our line of credit. See Note 4 to our Consolidated Financial Statements for further information regarding our debt.

	March 26,	March 27,	March 31,
	2005	2004	2003

Term Debt	$1.8	$0.7	$1.3
Revolving Line of Credit	$5.5	$6.4	$5.2
Capital Lease Obligations	$0.1	$0.2	$—

	$7.4	$7.3	$6.5

      Refinancing of Debt.
      Description. On November 13, 2002, we entered into a Credit Agreement with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement consisted of a term loan, a revolving line of credit (“LOC”), and certain material terms of which are as set forth below.
      The Credit Agreement was amended on April 11, 2003 to address certain non-material post closing conditions.
      The Credit Agreement was further amended on July 22, 2004 (“Second Amendment”) to waive compliance with our EBITDA covenant for the first quarter of fiscal year 2005, permanently waive a requirement relating to an inactive subsidiary that we had committed to dissolve by a specific date (that has been subsequently dissolved), and increase the Credit Agreement restriction on our Master Catalog spending.
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
      LOC. The Credit Agreement requires both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These requirements resulted in a short-term classification of the LOC in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”
      Covenants. The table below indicates our excess (shortage) EBITDA percentage for the periods indicated. The Second and Third Amendment to the Credit Agreement waived compliance with the EBITDA covenant for the first and second quarters of fiscal year 2005, respectively. The Third Amendment also reduced the EBITDA requirement for the third and fourth quarters of fiscal year 2005. We met our EBITDA covenant for the fourth quarter of fiscal year 2005 and expect to meet the covenant on an on-going basis.

	FY 2005				FY 2004

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

% Excess (Shortage) EBITDA	22%	17%	(20)%	(16)%	3%	12%	12%	23%
      Other Terms. We have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.
      See Note 4 of our Consolidated Financial Statements for more information on our debt. See Item 7a for our discussion of interest rates on our debt.

      Contractual Obligations and Commercial Commitments. The schedule below contains aggregated information about contractual obligations and commercial commitments that we must make future payments under for contracts such as debt and lease agreements, purchase arrangements, and various operating requirements (in millions):

	Payments Due By Period

	Less Than			More Than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Term Loan	$0.8	$1.0	$—	$—	$1.8
Revolving Line of Credit	5.5	—	—	—	5.5
Operating Leases	0.8	1.1	0.3	—	2.2
Capital Leases	0.1	0.1	—	—	0.2
Unconditional Purchase Obligations (1)	12.9	10.3		—	23.2

Total Contractual Cash Obligations	$20.1	$12.5	$0.3	$—	$32.9

(1)	Relates to minimum inventory purchase commitment. Commitments are an annual dollar amount based on calendar years. This table estimates the commitment amount per fiscal year. See “Distribution Agreement” above in Item 1 for further information.

NEW ACCOUNTING PRONOUNCEMENTS
      FSP 109-2: In October 2004, the Financial Accounting Standards Board (the “FASB”) issued FSP 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 provides guidance under SFAS 109, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 has no effect on the Company’s consolidated financial statements.
      SFAS 151: In November 2004, FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” This Statement is the result of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. This clarification has no effect on the Company’s consolidated financial statements.
      SFAS 123R: On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions. SFAS 123R applies to all awards granted, modified, repurchased or cancelled after July 1, 2005, and unvested portions of previously issued and outstanding awards.

      The SEC amended the effective date of SFAS 123R with a new rule issued on April 14, 2005 to amend the compliance date for SFAS 123R that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
      The Company currently expects to adopt SFAS 123R effective March 26, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use. The Company has not changed any of the stock compensation plans as a result of the impending adoption of SFAS 123R but maintains the right to amend, suspend or terminate any plan at any time.
      SFAS 153: On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company currently expects to adopt SFAS 153 effective on July 1, 2005 and does not expect that the adoption will have an effect on its consolidated financial statements.

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
      The first plan, the Transcat, Inc. Amended and Restated Stock Option Plan, had been approved by shareholders and terminated in the first quarter of fiscal year 2004. Options granted under that plan expired no later than five years from the date of the grant and vest within four years, in equal increments. For the first four years after the grant date, options are exercisable only if our stock price attains a specific market value for a minimum specified number of trading days and certain stock ownership requirements are met. After four years, the stock price and duration requirements cease. No options were granted in fiscal year 2004 under this plan.
      The second plan, the Transcat, Inc. 2003 Incentive Plan, was approved by shareholders in August 2003 and will terminate in June 2013. Options granted under this plan expire no later than ten years from the date of the grant and vest equally over a three-year period. This plan also provides for the granting of stock awards and performance awards.
      Options granted to employees, including officers are summarized for the fiscal years 2001 to 2005 as follows (shares in thousands):

	FY 2005	FY 2004	FY 2003	FY 2002	FY 2001

Total Options Granted	86	147	502	55	317
Less: Options Forfeited	(59)	(189)	(473)	(587)	(354)

Net Options Granted	27	(42)	29	(532)	(37)

      The following table provides additional information regarding stock options, and options granted and/or held by our Corporate Officers:

	FY 2005	FY 2004	FY 2003	FY 2002	FY 2001

Total Options Granted as a % of Total Shares Outstanding	1.3%	2.4%	8.0%	0.9%	5.1%
Total Options Outstanding as a % of Total Shares Outstanding	10.8%	14.1%	14.6%	14.2%	23.0%
Options Granted to Corporate Officers as a % of Total Options Granted	34.9%	34.0%	63.7%	0.0%	6.3%
Options Granted to Corporate Officers as a % of Total Shares Outstanding	0.5%	0.8%	5.1%	0.0%	0.3%
Cumulative Options Held by Corporate Officers as a % of Total Options Outstanding	55.2%	44.5%	42.7%	62.4%	74.5%
Cumulative Options Held by Corporate Officers as a % of Total Shares Outstanding	5.9%	6.3%	6.2%	8.9%	17.1%
      In-the-money and out-of-the-money (have an exercise price equal to or above $3.80 per share, the market price of Transcat Common Stock at March 26, 2005) option information as of March 26, 2005 is as follows (shares in thousands):

	Exercisable			Unexercisable			Total

		Weighted			Weighted			Weighted
		Average	Weighted		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
	of	Life (in	Price Per	of	Life (in	Price Per	of	Life (in	Price Per
	Shares	Years)	Share	Shares	Years)	Share	Shares	Years)	Share

In-the-Money	315	2.6	$1.51	373	5.2	$1.77	688	4.0	$1.65
Out-of-the-Money	—	—	$—	—	—	$—	—	—	$—

Total	315	2.6	$1.51	373	5.2	$1.77	688	4.0	$1.65

      Options granted to our Corporate Officers as a group during fiscal year 2005 are as follows (in thousands, except per share amounts):

				Potential Realization
				Value at Assumed
				Rate of Stock
				Price Appreciation
Number of Securities	% of Total	Range of		For Option Term(1)
Underlying Option	Options Granted	Exercise Price	Expiration
Grants	to Employees	Per Share	Date	10%	25%

30	34.9%	$2.89	2014	$97	$261

(1)	Represents gains that could accrue for these options, assuming that the market price of Transcat stock appreciates over a 5 year period at annualized rates of 10% and 25%. If the stock price does not increase above the exercise price, the realized value of these options would be zero.
      Our Corporate Officers did not exercise any options during fiscal year 2005. The options held by these officers as a group as of March 26, 2005 are as follows (in thousands):

Number of Shares
Underlying		Values of Unexercised
Unexercised Options		In-the-Money Options(2)

Exercisable	Unexercisable	Exercisable	Unexercisable

197	223	$501	$532

(2)	These amounts represent the difference between the exercise price and $3.80, the market price of our Common Stock at March 26, 2005 for all in-the-money options held by the listed officers.

      All stock option grants are reviewed and approved by the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market.
      For additional information regarding stock option plan activity for fiscal years 2005, 2004, and 2003, see the reconciliation of options outstanding in Note 7 of our Consolidated Financial Statements.
      For purposes of the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, our CEO and CFO are considered our only reporting persons.
     EMPLOYEE STOCK PURCHASE PLAN
      The Transcat, Inc. Employees’ Stock Purchase Plan (“Plan”) has up to 200,000 shares of our Common Stock for issuance. Under the Plan, eligible employees may purchase stock at 85% of the fair market value of our Common Stock on the Investment Date, which is the second to last business day of each calendar month. Purchases are limited under certain circumstances to maintain Plan conformance to various regulations. Plan participation was approximately 18% of total employees, including those ineligible, during fiscal year 2005 and 19% and 22% during fiscal years 2004 and 2003, respectively. Shares purchased under the Plan were:

	FY 2005	FY 2004	FY 2003

Shares Purchased	12,108	12,392	25,425
     OUTLOOK
      Fiscal year 2006 should continue the positive growth experienced in the last half of fiscal year 2005. Revenue growth should be in the high single digits, with gross margin improvement driven by increased volume. Operating expenses are targeted to grow in line with sales. Increases are planned in the following areas: marketing for prospecting and promotion; employee training on new products; customer satisfaction surveys; and infrastructure investments, mainly information technology.
      Operating earnings are targeted to increase as a result of gross margin improvement and should increase as a percentage of sales. Manpower increases and capital expenditures are devoted primarily to calibration services and are tied to increased volume or replacement/improvement of equipment.
      Distribution products should grow in the low single digits in a stable economy. Our growth in any quarter could be higher as a result of our sales of new product lines added in late fiscal year 2005 and early fiscal year 2006.
      Calibration services revenues should grow in the high single digits as more companies outsource their total calibration management to Transcat. Growth in any quarter could be higher or lower based on the timing and size of the new business.
      As previously disclosed, we have had a valuation allowance on our net deferred tax assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending March 26, 2005 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as: severance, restructuring, litigation, and directors’ compensation expenses. Although we believe that the Company today is much stronger, more profitable, and focused on operating a sound, profitable business model, we must maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     INTEREST RATES
      Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average-borrowing levels remained constant. On March 26, 2005 and March 27, 2004, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
      Under the Third Amendment described in Note 4 of our Consolidated Financial Statements, interest on the term loans and LOC were fixed at Tier 2 (see chart below) as of March 2005. The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of March 26, 2005 were 5.75% and 2.72%, respectively. Interest on the term loans and LOC after March 2005, is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the Third Amendment, as follows:

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
      Our interest rate for the first quarter of fiscal year 2006 will be at Tier 3.
     FOREIGN CURRENCY
      Approximately 91% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the three months and twelve months ended March 26, 2005. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On March 26, 2005 and March 27, 2004, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
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
      Indebtedness. In November 2004, we entered a third amendment to our existing agreement with our secured credit facility. This amendment resulted in two additional term loans, in addition to our revolving line of credit. As of March 26, 2005, we owed $7.3 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this Form 10-K, many of which are beyond our control.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Transcat, Inc.
Rochester, New York
      We have audited the accompanying consolidated balance sheet of Transcat, Inc and its subsidiaries as of March 26, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the fiscal year then ended. We have also audited the schedule listed in the accompanying index for the fiscal year ended March 26, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 26, 2005, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States of America.
      Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the fiscal year ended March 26, 2005.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, New York
May 17, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders of Transcat, Inc.
In our opinion, the consolidated balance sheet as of March 27, 2004 and the related consolidated statements of operations and comprehensive income (loss), of cash flows and of changes in stockholders’ equity for each of the two years in the period ended March 27, 2004 present fairly, in all material respects, the financial position, results of operations and cash flows of Transcat, Inc. and its subsidiaries at March 27, 2004 and for each of the two years in the period ended March 27, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for each of the two years in the period ended March 27, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on April 1, 2002.
/s/ PricewaterhouseCoopers LLP
Rochester, New York
June 17, 2004

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	For the Years Ended

	March 26,	March 27,	March 31,
	2005	2004	2003

Product Sales	$37,086	$35,423	$38,359
Service Sales	18,221	17,894	18,813

Net Sales	55,307	53,317	57,172

Cost of Products Sold	28,307	26,948	28,033
Cost of Services Sold	13,108	12,971	15,820

Total Cost of Products and Services Sold	41,415	39,919	43,853

Gross Profit	13,892	13,398	13,319

Selling, Marketing, and Warehouse Expenses	7,948	8,540	8,311
Administrative Expenses	5,045	4,551	4,539

Total Operating Expenses	12,993	13,091	12,850

Operating Income	899	307	469

Interest Expense	350	434	657
Gain on Extinguishment of Debt	—	—	(1,593)
Other Expense (Income)	293	(288)	56

Total Other Expense (Income)	643	146	(880)

Income Before Income Taxes and Cumulative Effect of a Change in Accounting Principle	256	161	1,349
Benefit for Income Taxes	—	(192)	(408)

Income Before Cumulative Effect of a Change in Accounting Principle	256	353	1,757
Cumulative Effect of a Change in Accounting Principle	—	—	(6,472)

Net Income (Loss)	256	353	(4,715)
Other Comprehensive Income:
Currency Translation Adjustment	163	168	91

Comprehensive Income (Loss)	$419	$521	$(4,624)

Basic Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.04	$0.06	$0.29
From Cumulative Effect of a Change in Accounting Principle	—	—	(1.05)

Total Basic Earnings (Loss) Per Share	$0.04	$0.06	$(0.76)

Average Shares Outstanding (in thousands)	6,396	6,252	6,147
Diluted Earnings (Loss) Per Share:
Before Cumulative Effect of a Change in Accounting Principle	$0.04	$0.05	$0.29
From Cumulative Effect of a Change in Accounting Principle	—	—	(1.05)

Total Diluted Earnings (Loss) Per Share	$0.04	$0.05	$(0.76)

Average Shares Outstanding (in thousands)	6,966	6,808	6,147
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 26,	March 27,
	2005	2004

ASSETS
Current Assets:
Cash	$106	$547
Accounts Receivable, less allowance for doubtful accounts of $56 and $51 as of March 26, 2005 and March 27, 2004, respectively	8,089	8,044
Other Receivables	313	64
Finished Goods Inventory, net	5,902	3,736
Income Taxes Receivable	—	144
Prepaid Expenses and Deferred Charges	630	696

Total Current Assets	15,040	13,231
Property, Plant and Equipment, net	1,984	2,025
Capital Leases, net	115	181
Goodwill	2,524	2,524
Prepaid Expenses and Deferred Charges	188	171
Other Assets	261	253

Total Assets	$20,112	$18,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,544	$4,139
Accrued Payrolls, Commissions and Other	1,993	1,620
Income Taxes Payable	100	100
Deposits	38	57
Current Portion of Term Loan	758	668
Current Portion of Capital Lease Obligations	66	49
Revolving Line of Credit	5,498	6,441

Total Current Liabilities	12,997	13,074
Term Loan, less current portion	1,020	—
Long-Term Capital Lease Obligations, less current portion	56	134
Deferred Compensation	181	205
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	15,798	14,957

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,700,505 and 6,352,968 shares issued as of March 26, 2005 and March 27, 2004, respectively; 6,453,241 and 6,233,610 shares outstanding as of March 26, 2005 and March 27, 2004, respectively	3,350	3,176
Capital in Excess of Par Value	3,995	3,235
Warrants	430	518
Unearned Compensation	(17)	(23)
Accumulated Other Comprehensive Gain (Loss)	96	(67)
Accumulated Deficit	(2,702)	(2,958)
Less: Treasury Stock, at cost, 247,264 shares and 119,358 shares as of March 26, 2005 and March 27, 2004, respectively	(838)	(453)

Total Stockholders’ Equity	4,314	3,428

Total Liabilities and Stockholders’ Equity	$20,112	$18,385

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended

	March 26,	March 27,	March 31,
	2005	2004	2003

Cash Flows from Operating Activities:
Net Income (Loss)	$256	$353	$(4,715)
Cumulative Effect of a Change in Accounting Principle	—	—	6,472

Net Income Before Cumulative Effect of a Change in Accounting Principle	256	353	1,757
Adjustments to Reconcile Net Income Before Cumulative Effect of a Change in Accounting Principle to Net Cash (Used in) Provided by Operating Activities:
Loss on Disposal of Assets	16	—	63
Gain on Extinguishment of Debt	—	—	(1,593)
Depreciation and Amortization	1,486	1,299	2,047
Provision for Doubtful Accounts Receivable	69	(63)	(117)
Provision for Returns	(32)	(80)	(93)
Provision for Slow Moving or Obsolete Inventory	13	20	—
Deferred Revenue — MAC	—	—	(179)
Common Stock Expense	170	110	40
Amortization of Unearned Compensation	135	99	—
Other	—	(19)	(10)
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(331)	(927)	1,320
MAC Escrow and Holdback	—	—	225
Inventories	(2,179)	(914)	1,027
Income Taxes Receivable/ Payable	144	655	(91)
Prepaid Expenses, Deferred Charges, and Other	(488)	(512)	(225)
Accounts Payable	405	401	(2,602)
Accrued Payrolls, Commissions, and Other	373	(242)	(186)
Deposits	(19)	(7)	(384)
Deferred Compensation	(24)	35	(62)

Net Cash (Used in) Provided by Operating Activities	(6)	208	937

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(866)	(459)	(291)

Net Cash Used in Investing Activities	(866)	(459)	(291)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(943)	1,193	89
Payments on Term Loan	(890)	(666)	(8,333)
Proceeds from Term Loan Borrowings	2,000	—	7,113
Payments on Capital Leases	(61)	(11)	—
Issuance of Common Stock	162	—	—

Net Cash Provided by (Used in) Financing Activities	268	516	(1,131)

Effect of Exchange Rate Changes on Cash	163	168	91

Net (Decrease) Increase in Cash	(441)	433	(394)
Cash at Beginning of Period	547	114	508

Cash at End of Period	$106	$547	$114

Cash Paid (Received) from Interest and Taxes:
Interest Paid	$316	$293	$645
Taxes Refunded	$(144)	$(872)	$(319)
Supplemental Disclosure of Non-Cash Financing Activity:
Issuance of Warrants for Debt Retirement	$—	$—	$518
Capital Lease Obligations	$—	$194	$—
Expiration of Warrant from Debt Retirement	$88	$—	$—
Treasury Stock Acquired in Cashless Exercise of Stock Options	$385	$—	$—
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accum-
						ulated
	Common Stock		Capital			Other		Treasury Stock
	Outstanding		In		Un-	Compre-		Outstanding
	$0.50 Par Value		Excess		earned	hensive	Accum-	at Cost
			of Par	War-	Comp-	Gain	ulated
	Shares	Amount	Value	rants	ensation	(Loss)	Deficit	Shares	Amount	Total

Balance as of March 31, 2002	6,122	$3,120	$3,019	$—	$—	$(326)	$1,404	119	$(453)	$6,764
Issuance of Common Stock	55	28	12							40
Issuance of Warrants				518						518
Comprehensive Income:
Currency Translation Adjustment						91				91
Net Loss							(4,715)			(4,715)

Balance as of March 31, 2003	6,177	$3,148	$3,031	$518	$—	$(235)	$(3,311)	119	$(453)	$2,698
Issuance of Common Stock	57	28	82							110
Restricted Stock:
Issuance of Restricted Stock			122		(122)					—
Amortization of Unearned Compensation					99					99
Comprehensive Income:
Currency Translation Adjustment						168				168
Net Income							353			353

Balance as of March 27, 2004	6,234	$3,176	$3,235	$518	$(23)	$(67)	$(2,958)	119	$(453)	$3,428
Issuance of Common Stock	124	126	577					128	(385)	318
Restricted Stock:
Issuance of Restricted Stock	95	48	95		(129)					14
Amortization of Unearned Compensation					135					135
Expired Warrants			88	(88)						—
Comprehensive Income:
Currency Translation Adjustment						163				163
Net Income							256			256

Balance as of March 26, 2005	6,453	$3,350	$3,995	$430	$(17)	$96	$(2,702)	247	$(838)	$4,314

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Amounts)

Note 1 —	Nature of Business and Summary of Significant Accounting Policies
      Description of Business: Transcat, Inc. (“Transcat” or “the Company”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science, and manufacturing industries.
      Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat, Inc. and all of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
      Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of assets, estimated lives of major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as operating environment changes. Actual results could differ from those estimates.
      The following table summarizes the more significant charges in the Consolidated Statements of Operations that require management estimates, which are described below (in millions):

	For the Years Ended

	March 26,	March 27,	March 31,
	2005	2004	2003

Provision for doubtful accounts receivables and returns	$—	$(0.1)	$(0.2)
Depreciation of property, plant, and equipment	$1.0	$1.0	$1.6
Amortization of Master Catalog costs	$0.5	$0.3	$0.4
Deferred tax valuation allowance provisions	$—	$0.1	$1.1
      Changes in Estimates: In the ordinary course of accounting for items discussed above, Transcat makes changes in estimates as appropriate, and as the Company becomes aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.
      Fiscal Year: Until April 1, 2003, Transcat operated within a conventional 52-week accounting fiscal year ending on March 31 of each year. As of April 1, 2003, the Company changed the fiscal year end from March 31 to a 52/53 week fiscal year end, ending the last Saturday in March. As a result of this change, in a 52-week fiscal year, each of the Company’s four quarters is a 13-week period, and the final month of each quarter is a 5-week period. This is not deemed a change in the Company’s fiscal year for purposes of reporting subject to Rule 13a-10 or 15d-10, as promulgated by the SEC, since the new fiscal year commenced with the end of the old fiscal year. Transcat estimated the fiscal year end change from March 31, 2004 to March 27, 2004 had an immaterial effect on the Consolidated Financial Statements when compared to the Consolidated Financial Statements for fiscal year 2003.
      Revenue Recognition: Sales are recorded when products are shipped or services are rendered to customers, as the Company generally has no significant post delivery obligations. Prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for customer returns are provided for in the period the related sales are recorded based upon historical data. The Company recognizes the majority of service revenue based upon when the calibration or repair activity is performed then shipped and/or delivered to the customer. Some of the service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals. Shipments are generally free on board shipping point and customers are generally invoiced for freight, shipping, and handling charges.
      Shipping and Handling Costs: Freight expense and direct shipping costs are included in cost of sales. These costs were approximately $1.3 million, $1.2 million, and $1.7 million for fiscal years 2005, 2004, and 2003, respectively. Direct handling costs, which primarily represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers are reflected in selling, marketing, and warehouse expenses. These costs were approximately $0.3 million for fiscal years 2005 and 2004 and $0.2 million for fiscal year 2003.
      Rebates: Rebates are based on a specified cumulative level of purchases and are recorded as a reduction of cost of sales as the milestone is achieved.
      Cooperative Advertising Income: Effective in fiscal year 2004, Transcat applied the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” which provides that cash consideration received from a vendor by a reseller be reported as a reduction of cost of sales as the related inventory is sold. Prior to the Company’s adoption of EITF No. 02-16 and consistent with the Company’s historical accounting practices, the Company reported cooperating advertising income as a reduction of advertising expense. The Company reclassified cooperative advertising income in fiscal year 2003 to conform with fiscal years 2004 and 2005.
      Comprehensive Income: Transcat reports comprehensive income under Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. Other comprehensive income is comprised of net income (loss) and currency translation adjustments.
      Currency Translation Adjustment: The accounts of Transcat’s Canadian subsidiary are maintained in the local currency and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany and equity, have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of the Company’s subsidiary balance sheets into United States dollars are recorded directly to the accumulated comprehensive income component of stockholders’ equity.
      Currency gains and losses on business transactions are included in other expense (income) on the Consolidated Statements of Operations. The net loss in fiscal year 2005 was $0.1 million. The net gain in fiscal year 2004 was $0.2 million. The currency gains and losses in fiscal year 2003 were not significant.
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
      For fiscal year 2005, the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. For fiscal year 2004, the net additional Common Stock equivalents had a $0.01 per share effect on the calculation of dilutive earnings per share. For fiscal year 2003, the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. The total number of dilutive and

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
anti-dilutive Common Stock equivalents resulting from stock options, warrants, and non-vested restricted stock are summarized as follows (shares in thousands, except per share amounts):

	For the Years Ended

	March 26,	March 27,	March 31,
	2005	2004	2003

Shares Outstanding:
Dilutive	570	556	—
Anti-dilutive	683	978	1,522

Total	1,253	1,534	1,522

Range of Exercise Prices per Share:
Options	$0.80-$2.92	$0.80-$3.00	$0.80-$8.50
Warrants	$0.97-$2.91	$0.97-$3.06	$0.97-$3.75
      Accounts Receivable: Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. Transcat applies a specific formula to accounts receivable aging, which may be adjusted on a specific account basis where the specific formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to sales over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of sales and/or the historical rate of returns.
      Inventories: Inventories consist of finished goods and are valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventories are reduced by a reserve for items not saleable at or above standard cost. Transcat reserves specifically for certain items of inventory and, for other items, the Company applies a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a regular basis.
      Properties, Depreciation, and Amortization: Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method with useful lives of 3 to 10 years for the following major classifications: machinery, equipment, software, and furniture and fixtures. Properties determined to have no value are written off at their then remaining net book value. Transcat accounts for software costs in accordance with Statement of Position (“FSP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 of the Consolidated Financial Statements for further disclosure.
      Goodwill: Transcat estimates the fair value of the Company’s reporting units in accordance with SFAS No. 142, “Goodwill and Other Tangible Assets”, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. See Note 3 of the Consolidated Financial Statements for further disclosure.
      Deferred Catalog Costs: Transcat amortizes the cost of each Master Catalog mailed over such catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period. Total deferred catalog costs in prepaid expenses and deferred charges on the Consolidated Balance Sheets were $0.4 million at March 26, 2005 and March 27, 2004.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred Compensation: Previously, some of Transcat’s directors had elected to defer receipt of their non-discretionary awards of shares of Common Stock under the Amended and Restated Directors’ Stock Plan. Deferred shares were expensed at the market value of Common Stock at the date of award, and the associated liability is adjusted quarterly based on the quarter end market price of Common Stock. Directors voluntarily elected to cease deferring shares effective as of April 1, 2003. The fair market value of those deferred shares was $0.1 million at March 26, 2005 and March 27, 2004.
      In addition, the Company provides an annual benefit to a former president’s spouse and former executive under the terms of a deferred compensation agreement. The deferred compensation was less than $0.1 million at March 26, 2005 and $0.1 million at March 27, 2004.
      Deferred Gain on TPG: As a result of certain post divestiture commitments, Transcat was unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in fiscal year 2002, until those commitments expire in fiscal year 2007. See Note 9 of the Consolidated Financial Statements for further disclosure.
      Deferred Taxes: Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. See Note 5 of the Consolidated Financial Statements for further disclosure.
      Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using available market information and appropriate valuation methodologies as follows:

•	Cash, Accounts Receivables, and Accounts Payables: The carrying amounts reported on the Consolidated Balance Sheets for cash, accounts receivables, and accounts payables approximate fair value, due to their short-term nature.

•	Debt: The carrying amount of debt under the Credit Agreement approximates fair value due to variable interest rate pricing.
      Stock Options: Transcat follows the provisions of Accounting Practice Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had exercise prices equal to the market value of the underlying Common Stock at grant date.
      To calculate the fair value of the options awarded, the Company elected to use the Black-Scholes option-pricing model (“Pricing Model”), which produced a weighted average fair value of options granted of:

	FY 2005	FY 2004	FY 2003

Weighted average fair value of options awarded	$2.38	$1.92	$0.61
      The following assumptions were used in the Pricing Model:

	FY 2005	FY 2004	FY 2003

Weighted average fair value of value of options life	10 years	10 years	5 years
Annualized volatility rate	76.9%	77.2%	92.7%
Weighted average risk-free rate of return	4.2%	4.2%	4.4%
Dividend Rate	0.0%	0.0%	0.0%

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company elected to account for terminations when they occur rather than include an attrition factor into the model.
      Pro forma amounts are as follows (in thousands, except per share amounts):

	For the Years Ended

	March 26,	March 27,	March 31,
	2005	2004	2003

Net Income (Loss), as reported	$256	$353	$(4,715)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	232	99	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(456)	(341)	(205)

Pro Forma Net Income (Loss)	$32	$111	$(4,920)

Earnings (Loss) Per Share:
Basic — as reported	$0.04	$0.06	$(0.76)
Basic — pro forma	$0.01	$0.02	$(0.80)
Average Shares Outstanding (in thousands)	6,396	6,252	6,147
Diluted — as reported	$0.04	$0.05	$(0.76)
Diluted — pro forma	$—	$0.02	$(0.80)
Average Shares Outstanding (in thousands)	6,966	6,808	6,147
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
      See Note 7 of the Consolidated Financial Statements for further disclosure.
      Reclassification of Amounts: Certain reclassifications of prior fiscal years’ financial information have been made to conform with current fiscal years’ presentation.
      New Accounting Pronouncements:
      FSP 109-2: In October 2004, the Financial Accounting Standards Board (the “FASB”) issued FSP No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”. FSP No. 109-2 provides guidance under SFAS 109, with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS 109. FSP 109-2 has no effect on the Company’s consolidated financial statements.
      SFAS 151: In November 2004, the FASB issued SFAS No. 151, “Inventory Costs — an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” This Statement is the result of a broader

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board toward development of a single set of high-quality accounting standards. This clarification has no effect on the Company’s consolidated financial statements.
      SFAS 123R: On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.
      The Securities and Exchange Commission amended the effective date of SFAS 123R with a new rule issued on April 14, 2005 to amend the compliance date for SFAS 123R that allows companies to implement SFAS 123R at the beginning of their next fiscal year, instead of the next reporting period, that begins after June 15, 2005, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.
      The Company currently expects to adopt SFAS 123R effective March 26, 2006; however, the Company has not yet determined which of the aforementioned adoption methods it will use. The Company has not changed any of the stock compensation plans as a result of the impending adoption of SFAS 123R but maintains the right to amend, suspend or terminate any plan at any time.
      SFAS 153: On December 16, 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company currently expects to adopt SFAS 153 effective on July 1, 2005 and does not expect that the adoption will have an effect on its consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 —	Properties
      Properties consist of (in thousands):

	March 26,	March 27,
	2005	2004

Machinery, Equipment, and Software	$10,158	$9,256
Furniture and Fixtures	1,172	1,170
Leasehold Improvements	326	325

Total Properties	$11,656	$10,751
Less: Accumulated Depreciation and Amortization	(9,672)	(8,726)

Total Properties, net	$1,984	$2,025

      Capital Leases consist of (in thousands):

	March 26,	March 27,
	2005	2004

Capital Leases	$195	$195
Less: Accumulated Amortization	(80)	(14)

Total Capital Leases, net	$115	$181

      Total depreciation and amortization expense amounted to $1.0 million, $1.0 million, and $1.6 million in fiscal years 2005, 2004, and 2003, respectively.

Note 3 —	Goodwill
      The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. In the first quarter of fiscal year 2003, the Company recorded an impairment from the implementation of SFAS No. 142 as a $6.5 million change in accounting principle based upon the Company’s determination of the fair market value of the reporting units. The evaluation of the Company’s reporting units on a fair value basis indicated that no additional impairment existed as of March 26, 2005, March 27, 2004, and March 31, 2003.

Note 4 —	Debt
      Description. On November 13, 2002, Transcat entered into a Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LCC (“GMAC”). The Credit Agreement consisted of a term loan, a revolving line of credit (“LOC”), and certain material terms of which are as set forth below.
      The Credit Agreement was amended on April 11, 2003 to address certain non-material post closing conditions.
      The Credit Agreement was further amended on July 22, 2004 (“Second Amendment”) to waive compliance with an EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the first quarter of fiscal year 2005, permanently waive a requirement relating to an inactive subsidiary that the Company had committed to dissolve by a specific date (that has been subsequently dissolved), and increase the Credit Agreement restriction on Master Catalog spending.
      Transcat amended the Credit Agreement again on November 1, 2004 (“Third Amendment”). The Third Amendment consists of two term notes, a LOC, a capital expenditure loan if certain conditions are met, and certain material terms of which are as set forth below. The Third Amendment also waived compliance with the Company’s EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
second quarter of fiscal year 2005 and extended the Credit Agreement expiration from November 13, 2005 to October 31, 2007.
      Term Loans. As of March 27, 2004, Transcat had a term loan balance in the amount of $0.7 million in favor of GMAC. This term loan required annual payments totaling $0.5 million, payable in equal monthly installments, commencing on December 1, 2002, and was repaid in full on November 1, 2004.
      Under the Third Amendment, the Company made two term loans, Term Loan A and Term Loan B, in the amounts of $1.5 million and $0.5 million, respectively. These term notes require annual payments of $0.5 million and $0.2 million, respectively, payable over three years in equal monthly installments, commencing on December 1, 2004. As of March 26, 2005, the Third Amendment requires the Company to make the following principal payments on combined term loans, before giving effect to any excess cash flow payments to be made (in thousands):

	Before Giving Effect to Excess
	Cash Flow Payments

	Term Loan A	Term Loan B	Total

Fiscal Year 2006	$500	$167	$667
Fiscal Year 2007	500	167	667
Fiscal Year 2008	333	111	444

Total	$1,333	$445	$1,778

      The Company is further required to reduce the term loans on an annual basis by a percentage of excess cash flow, as defined in the Third Amendment. Term Loan B will be reduced by the lesser of the balance owed on Term Loan B or 50% of the Company’s excess cash flow payable in three monthly installments. Once Term Loan B has been repaid, the excess cash flow payment required against Term Loan A is 20% of the Company’s excess cash flow, not to exceed $0.2 million, annually. After giving effect to the excess cash flow payments to be made attributable to excess cash flow for fiscal year 2005 as required under the Third Amendment, the following are the future combined term loan payments as of March 26, 2005 (in thousands):

	After Giving Effect to Excess
	Cash Flow Payments

	Term Loan A	Term Loan B	Total

Fiscal Year 2006	$500	$258	$758
Fiscal Year 2007	500	167	667
Fiscal Year 2008	333	20	353

Total	$1,333	$445	$1,778

      LOC. Under the Third Amendment, the maximum amount available under the LOC portion is $9.0 million. As of March 26, 2005, the Company was eligible to borrow up to $9.0 million based on assets and borrowed $5.5 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).
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
      Interest. Under the Third Amendment, interest on the term loans and LOC is fixed at Tier 2 (see chart below) through March 2005. The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of March 26, 2005 were 5.75% and 2.86%, respectively. Interest on the term loans and LOC after March 2005, is

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio, as defined in the Third Amendment, as follows:

Fixed Charge
Tier	Coverage Ratio	Term Loan A	Term Loan B	LOC

1	1.249 or less	(a) Prime Rate plus .50% or (b) LIBOR plus 3.25%	Prime Rate plus .75%	(a) Prime Rate plus 0% or (b) LIBOR plus 2.75%
2	1.25 to 1.49	(a) Prime Rate plus .25% or (b) LIBOR plus 3.00%	Prime Rate plus .50%	(a) Prime Rate plus 0% or (b) LIBOR plus 2.50%
3	1.50 or greater	(a) Prime Rate plus 0% or (b) LIBOR plus 2.75%	Prime Rate plus .25%	(a) Prime Rate plus 0% or (b) LIBOR plus 2.25%
      Covenants. The Credit Agreement has certain covenants with which the Company has to comply, including a minimum EBITDA covenant, as well as restrictions on capital expenditures and Master Catalog spending. The Third Amendment includes a revised EBITDA covenant, a fixed charge coverage ratio covenant, as well as, revised restrictions on capital expenditures and Master Catalog spending. As previously indicated, the Third Amendment waived compliance with the Company’s EBITDA covenant for the second quarter of fiscal year 2005. The Company was in compliance with all loan covenants and requirements for the fourth quarter of fiscal year 2005.
      Loan Costs. In accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” any fees paid to GMAC, third party costs associated with the LOC of the Third Amendment, and unamortized costs remaining under the Credit Agreement, are amortized over the term of the Third Amendment.
      Other Terms. The Credit Agreement requires an increase in the Company’s borrowing rate of two percentage points should an event of default occur and a termination premium of 1% of the maximum available borrowing under the revolving line of credit plus the then outstanding balance owed under the term note if the Credit Agreement was terminated after November 13, 2003 and prior to November 13, 2005. Under the Third Amendment, if the agreement is terminated prior to its expiration date of October 31, 2007, a termination premium of 2% in year one, 1% in year two, and 0.5% in the third year of the advance limit, as defined in the agreement, will be incurred. The Third Amendment also reduced other certain recurring loan costs and fees.
      Additionally, the Company has pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.
      The Third Amendment also provides for a capital expenditure loan (“Cap-x Loan”). If prior to September 30, 2005, the Company has achieved an EBITDA, as defined in the agreement, of $2.4 million on a trailing twelve months basis, the Company may make a Cap-x Loan of up to $1.0 million for qualifying capital expenditures. As of March 26, 2005, the Company has made this milestone, but has not borrowed any additional monies. The Cap-x Loan would be payable in equal monthly payments over a 36 month period with any residual balance resulting in a balloon payment at October 31, 2007. Interest is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio with the same terms as Term Loan A (see chart above).

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 5 — Income Taxes
      Transcat’s net income (loss) before income taxes and cumulative effect of a change in accounting principle on the Consolidated Statement of Operations is as follows (in thousands):

	FY 2005	FY 2004	FY 2003

United States	$272	$292	$1,524
Foreign	(16)	(131)	(175)

Total	$256	$161	$1,349

      The provisions for income taxes determined in accordance with SFAS No. 109 for fiscal years 2004, 2003, and 2002 are comprised of (in thousands):

	FY 2005	FY 2004	FY 2003

Federal	$—	$(205)	$(418)
State	—	13	10

Total	$—	$(192)	$(408)

      The following table is a reconciliation of the “expected” federal income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations. The reconciliation does not include the $6.5 million goodwill impairment charge from the implementation of SFAS No. 142 in fiscal year 2003. The $6.5 million charge created a deferred tax asset of $2.2 million, which is fully reserved for in the net deferred tax assets valuation allowance.

	FY 2005	FY 2004	FY 2003

Computed “Expected” Federal Income Tax	$92	$55	$459
State Income Taxes	11	19	54
Book Expenses Not Deductible for Taxes	14	35	24
Valuation Allowance	9	65	(1,320)
Foreign Credits, Deductions, and Dividends	—	(213)	274
Other, net	(126)	(153)	101

Total	$—	$(192)	$(408)

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred tax assets are as follows:

	FY 2005	FY 2004	FY 2003

Deferred Tax Assets:
Net Operating Loss Carryforward (1)	$714	$484	$—
Reserves for Inventory Obsolescence	32	67	150
Gain on Sale of Business	587	587	587
Goodwill	1,561	1,921	2,282
Foreign Tax Credit (expires March 2008)	757	810	724
Other	537	477	426
Valuation Allowance(2)	(3,802)	(3,793)	(3,728)

Total Deferred Tax Assets	$386	$553	$441

Deferred Tax Liabilities:
Depreciation	$363	$514	$409
Accelerated Catalog and Postage Write-offs	19	39	32
Other	4	—	—

Total Deferred Tax Liabilities	$386	$553	$441

Net Deferred Tax Assets	$—	$—	$—

(1)	As of March 26, 2005, Transcat has net operating loss carryforwards of $1.8 million, which is available to offset future federal taxable income through March 2025.

(2)	Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. In general, each deferred tax asset is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the item (credit, loss, etc.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated benefits. Additionally, the Company’s utilization of U.S. foreign tax credit carryforwards is dependent on related statutory limitations that involve numerous factors beyond overall positive income, all of which have been taken into account by the company in its evaluation. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances. For the years ended March 26, 2005, March 27, 2004, and March 31, 2003 the Company has determined that it is more likely than not that the benefits associated with the net deferred tax assets will not be realized. Accordingly, the Company has booked a full valuation allowance against its net deferred tax assets. The Company will continue to assess all available evidence, both positive and negative, to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized.
      Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary. These basis differences were approximately $1.7 million at March 26, 2005 and consisted primarily of undistributed earnings. These earnings are considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.
Note 6 — Defined Contribution Plan
      All of Transcat’s United States employees are eligible to participate in a plan providing certain qualifications are met. Effective April 1, 1981, the Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
was amended from a non-contributory to a contributory defined contribution plan and renamed the Long-Term Savings and Deferred Profit Sharing Plan (“Plan”).
      In the Long-Term Savings portion of the Plan (“401K”), payments of benefits accrued for plan participants are made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. The Company’s matching contributions to the 401K were $0.2 million in each of the fiscal years 2005, 2004, and 2003.
      In the Deferred Profit Sharing portion of the Plan, employer contributions are made at the discretion of the Board of Directors. The Company made no profit sharing contributions in fiscal years 2005, 2004, and 2003.
Note 7 — Stock-Based Compensation
      Stock Options: In June 2003, the Company adopted the Transcat, Inc. 2003 Incentive Plan (“2003 Plan”) which replaced the Transcat, Inc. Amended and Restated 1993 Stock Option Plan (“1993 Plan”). The approximately 918,000 shares that were outstanding as of the termination of the 1993 Plan were reserved under the 2003 Plan. The 2003 Plan grants options to officers and key employees to purchase Common Stock at no less than the fair market value at the date of grant. Options generally vest over a period up to four years and expire up to ten years from the date of grant. The following table summarizes the Company’s options for fiscal years 2005, 2004, and 2003 (shares in thousands):

	FY 2005		FY 2004		FY 2003

	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Price	Shares	Price	Shares	Price

Beginning of Year	875	$1.73	918	$1.87	889	$2.85
Add (Deduct):
Granted	86	2.89	147	2.32	502	1.03
Exercised	(214)	2.40	(11)	1.05	—	—
Cancelled	(59)	1.97	(179)	2.95	(473)	3.85

End of Year	688	1.65	875	1.73	918	1.87

Exercisable, End of Year	315	$1.51	114	$1.24	106	$3.85
Available for Grant, End of Year	867		943		699
      In the third quarter of fiscal year 2005, the Company acquired treasury stock from a cashless stock option exercise, in which, a Board of Director immediately used shares acquired, by exercising a portion of an option, to exercise the remaining shares under the same option. As a result, the Company recognized $0.1 million in compensation expense from the difference in the market value and exercise value of the immature shares in accordance with APB No. 25. This transaction resulted in an increase to Common Stock of 0.1 million shares, $0.1 million, an increase to Capital in Excess of Par Value of $0.5 million, and an increase in Treasury Stock of 0.1 million shares, and $0.4 million.
      The following table presents options outstanding or exercisable as of March 26, 2005 (shares in thousands, except per share amounts):

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of	Contractual	Price per	of	Price per
	Shares	Life (in Years)	Share	Shares	Share

Range of Exercise Prices:
$0.80-$1.94	399	2.1	$1.04	203	$1.06
$2.00-$3.00	289	6.7	$2.49	112	$2.33

Total	688	4.0	$1.65	315	$1.51

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Warrants: Under the Directors’ Warrant Plan, as amended, warrants may be granted to non-employee directors to purchase Common Stock at the fair market value at the date of grant. Warrants generally vest over a period of four years and expire in five years from the date of grant. The following table summarizes warrants for fiscal years 2005, 2004, and 2003:

	Number	Exercise Price
	of Shares	Per Share

Balance, March 31, 2002	88,000	$2.00-$7.89
Granted	28,000	$0.97
Cancelled and Expired	(12,000)	$2.00-$3.06

Balance, March 31, 2003	104,000	$0.97-$3.75
Granted	32,000	$2.31
Cancelled and Expired	(12,000)	$3.75

Balance, March 27, 2004	124,000	$0.97-$3.06
Granted	32,000	$2.83
Cancelled and Expired	(16,000)	$3.06

Balance, March 26, 2005	140,000	$0.97-$2.91

      The Company granted warrants to purchase 500,000 shares of Common Stock on November 13, 2002 to the Company’s previous lenders, Key Bank, N.A. and Citizens Bank, in accordance with a Termination Agreement for refinancing the debt with GMAC. See Note 4 above for further disclosure regarding debt. 100,000 shares expired in the third quarter of fiscal year 2005. The following table summarizes warrants from the Termination Agreement that were originally granted and are outstanding as of March 26, 2005 (shares and dollars in thousands):

As of 11/13/02			As of 3/26/05

Number of	Pricing		Number of	Pricing
Shares	Model	Expiration	Shares	Model
Outstanding	Valuation	Date	Outstanding	Valuation

100	$88	11/13/2004	—	$—
100	101	11/13/2005	100	101
300	329	11/13/2007	300	329

500	$518		400	$430

      Restricted Stock: The 2003 Plan also allows the Company to grant stock awards. The stock awards granted vest over a period of one year. The following table summarizes stock awards for fiscal years 2005, 2004, and 2003:

	FY 2005	FY 2004	FY 2003

Awards Granted	50	70	—
Administrative Expenses, based on fair market value	$278	$109	$—
      Unearned compensation was less than $0.1 million at March 26, 2005 and March 27, 2004.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Segment and Geographic Data
      Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2005, 2004, and 2003:

	FY 2005	FY 2004	FY 2003

Net Sales:
Product	$37,086	$35,423	$38,359
Service	18,221	17,894	18,813

Total	55,307	53,317	57,172

Gross Profit:
Product	8,779	8,475	10,326
Service	5,113	4,923	2,993

Total	13,892	13,398	13,319

Operating Expenses:
Product (1)	8,090	7,326	7,378
Service (1)	4,903	5,765	5,472

Total	12,993	13,091	12,850

Operating Income	899	307	469

Unallocated Amounts:
Other Expense (Income)	643	146	(880)
Benefit for Income Taxes	—	(192)	(408)
Cumulative Effect of a Change in Accounting Principle	—	—	6,472

Total	643	(46)	5,184

Net Income (Loss)	$256	$353	$(4,715)

Total Assets (2):
Product	$12,690	$10,441	$9,753
Service	6,223	6,084	5,356
Unallocated	1,199	1,860	1,650

Total	$20,112	$18,385	$16,759

Depreciation and Amortization:
Product	$634	$296	$633
Service	636	691	1,414
Unallocated	216	$312	—

Total	$1,486	$1,299	$2,047

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	FY 2005	FY 2004	FY 2003

Capital Expenditures:
Product	$—	$—	$22
Service	728	258	269
Unallocated	138	201	—

Total	$866	$459	$291

Geographic Data:
Net Sales to Unaffiliated Customers (3):
United States	$50,170	$48,309	$52,035
Canada	5,137	5,008	5,146

Total	$55,307	$53,317	$57,181

Long-Lived Assets(4):
United States	$1,759	$1,784	$2,075
Canada	340	422	481

Total	$2,099	$2,206	$2,556

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of sales, headcount, and management’s estimates.

(2)	Goodwill of $2.5 million for fiscal years 2005, 2004, and 2003 was allocated based on the percentage of segment revenue acquired, 60% product and 40% service.

(3)	Net sales are attributed to the countries based on the location of the subsidiary making the sale.

(4)	Long-lived assets consist of property, plant, and equipment and capital leases and are entirely allocated to the United States with the exception of Canadian fixed assets.
      Certain reclassifications of prior fiscal years’ financial information have been made to conform with current fiscal years’ presentation.

Note 9 —	Commitments
      Leases: Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense for fiscal years 2005, 2004, and 2003 was approximately $0.9 million, $0.9 million, and $1.0 million, respectively. The Company leases certain computer equipment under non-cancelable capital leases. Capital lease expenses for fiscal years 2005 and 2004 were less than $0.1 million in each year. The Company has

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
no capital lease obligations for fiscal year 2003. The minimum future annual rental payments under the non-cancelable leases at March 26, 2005 are as follows (in millions):

	Capital	Operating
Fiscal Year	Leases	Leases

2006	$0.1	$0.8
2007	0.1	0.6
2008	—	0.4
2009	—	0.3
2010	—	—
Thereafter	—	—

Total minimum lease payments	0.2	$2.1

Less: Amount representing interest	—

Present value of net minimum lease payments	$0.2

      Unconditional Purchase Obligation: In fiscal year 2002, the Company entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of TPG products until December 31, 2006. Under the Distribution Agreement, the Company also agreed to purchase a pre-determined amount of inventory from Fluke.
      On October 31, 2002, with an effective date of September 1, 2002, the Company entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement ends on December 31, 2006. Under the terms of the New Agreement, among other items, the Company agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. The Company’s purchases for calendar years 2004 and 2003 exceeded the commitment under the New Agreement. The Company believes that this commitment to future purchases is consistent with Transcat’s business needs and plans.

Note 10 —	Litigation
      In May 2002, Transcat’s former Vice President of Finance sued the Company in New York State Supreme Court, Monroe County, alleging, among other items, that the Company breached the terms of his employment agreement with the Company when his employment was terminated. In November 2003, the Company settled the lawsuit for $0.2 million in order to avoid ongoing litigation expenses. The $0.2 million was reflected in the fiscal year 2004 Consolidated Statement of Operations as an administrative expense.

Note 11 —	MAC Escrow and Holdback
      On January 18, 2002, Transcat completed the sale of the Company’s Measurement and Controls (“MAC”) unit to Hughes Corporation for $2.9 million and reported a lost of $4.5 million on the sale. In accordance with the MAC divestiture, $0.2 million was received upon completion of certain post-divestiture services that the Company substantially completed by March 31, 2003.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Employee Termination Costs
      In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the following table shows the amounts expensed and paid in fiscal years 2005, 2004, and 2003 for severance costs that were initially incurred and accrued in these years (in millions):

	Balance
	at the			Balance at
	Beginning	Accrued	Actual	the End of
	of the Year	Costs	Payments	the Year

Severance:
FY 2005	$0.1	$0.1	$(0.2)	$—
FY 2004	$0.3	$0.1	$(0.3)	$0.1
FY 2003	$—	$0.4	$(0.1)	$0.3
Note 13 — Vendor Concentration
      Approximately 30% of Transcat’s product purchases on an annual basis are from Fluke, which is not believed to be inconsistent with Fluke’s share of the markets the Company services.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 14 — Quarterly Data (Unaudited)
      The following table presents certain unaudited quarterly financial data for fiscal years 2005 and 2004 (in thousands, except per share amounts):

			Income (Loss)
			Before Cumu-
			lative Effect of		Basic	Diluted
			a Change in	Net	Earnings	Earnings
		Gross	Accounting	Income	(Loss)	(Loss)
	Net Sales	Profit	Principle	(Loss)	Per Share	Per Share

FY 2005:
Fourth Quarter	$15,557	$4,339	$504	$504	$0.08	$0.07
Third Quarter	14,040	3,518	272	272	0.04	0.04
Second Quarter	12,488	2,909	(93)	(93)	(0.01)	(0.01)
First Quarter	13,222	3,126	(427)	(427)	(0.07)	(0.07)

Total	$55,307	$13,892	$256	$256	$0.04	$0.04

FY 2004:
Fourth Quarter	$15,275	$3,633	$43	$43	$0.01	$0.01
Third Quarter	13,551	3,083	(220)	(220)	(0.03)	(0.03)
Second Quarter	11,896	3,483	355	355	0.06	0.05
First Quarter	12,595	3,199	175	175	0.03	0.03

Total	$53,317	$13,398	$353	$353	$0.06	$0.05

Certain reclassifications of prior fiscal quarters’ financial information have been made to conform with current fiscal quarters’ presentation.

TRANSCAT, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance	(Reductions) to	Additions	Reductions	Balance
	at the	Consolidated	(Reductions) to	due to	at the
	Beginning	Statements	Consolidated	Products	End of
	of the Year	of Operations	Balance Sheets	Sold	the Year

Allowance for Doubtful Accounts:
FY 2005	$51	$(64)	$69	$—	$56
FY 2004	$114	$—	$(63)	$—	$51
FY 2003	$231	$—	$(117)	$—	$114
Reserve for Inventory Loss:
FY 2005	$177	$13	$—	$—	$190
FY 2004	$395	$20	$—	$(238)	$177
FY 2003	$1,030	$—	$—	$(635)	$395
Deferred Asset Valuation Allowance:
FY 2005	$3,793	$9	$—	$—	$3,802
FY 2004	$3,728	$65	$—	$—	$3,793
FY 2003	$2,589	$1,139	$—	$—	$3,728

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      None.

ITEM 9A.	CONTROLS AND PROCEDURES
      (a) Evaluation of Disclosure Controls and Procedures. Our Chairman, President and Chief Executive Officer (our principal executive officer) and our Chief Operating Officer, Vice President of Finance and Chief Financial Officer (our principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, our Chairman, President and Chief Executive Officer and our Chief Operating Officer, Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
      (b) Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this annual report (our fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
      Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Executive Officers of the Registrant” in Part I of this Form 10-K and the information set forth under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Code of Ethics” in our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Executive Compensation” in our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this Item, with the exception of (d) below, is hereby incorporated by reference to the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.
      (d) Securities Authorized for Issuance Under Equity Compensation Plans as of March 26, 2005:
Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	to be issued	Weighted-average	Number of securities
	upon exercise of	exercise price of	remaining available for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and non-vested	warrants, and non-vested	compensation plans (excluding
	restricted stock	restricted stock	securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	1,253	$1.63	867
Equity compensation plans not approved by security holders	—	$—	—

Total	1,253	$1.63	867

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) See Index to Financial Statements included as Item 8 of this Form 10-K.
      (b) Exhibits.

See Index to Exhibits beginning on page 62 of this Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date:	June 22, 2005	By:	/s/ Carl E. Sassano Carl E. Sassano Director, Chairman, President & Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 22, 2005	/s/ Carl E. Sassano Carl E. Sassano	Director, Chairman, President & Chief Executive Officer (Principal Executive Officer)

June 22, 2005	/s/ Charles P. Hadeed Charles P. Hadeed	COO, Vice President-Finance & CFO (Principal Financial Officer and Principal Accounting Officer)

June 22, 2005	/s/ Francis R. Bradley Francis R. Bradley	Director

June 22, 2005	/s/ E. Lee Garelick E. Lee Garelick	Director

June 22, 2005	/s/ Richard J. Harrison Richard J. Harrison	Director

June 22, 2005	/s/ Nancy D. Hessler Nancy D. Hessler	Director

June 22, 2005	/s/ Robert G. Klimasewski Robert G. Klimasewski	Director

June 22, 2005	/s/ Paul D. Moore Paul D. Moore	Director

Date	Signature	Title

June 22, 2005	/s/ Cornelius J. Murphy Cornelius J. Murphy	Director

June 22, 2005	/s/ Harvey J. Palmer Harvey J. Palmer	Director

June 22, 2005	/s/ Alan H. Resnick Alan H. Resnick	Director

June 22, 2005	/s/ John T. Smith John T. Smith	Director

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

3.2 By-Laws, as amended through August 18, 1987, are incorporated herein by reference to Exhibit (3) to the Company’s Form 10-K for the year ended March 31, 1988. (SEC File No. 000-03905).
      (4) Instruments defining the rights of security holders, including indentures

The documents listed under (3) are incorporated herein by reference.
      (9) Voting trust agreement

Not Applicable.
      (10) Material Contracts

#10.1 Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-K for the fiscal year ended March 31, 1995.

#10.2 Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Exhibit 99(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

#10.3 Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 99(c) to the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-61665) filed on August 8, 1995.

#10.4 Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein to Exhibit 99(e) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

#10.5 Amendment No. 1 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended September 30, 1995.

#10.6 Amendment No. 2 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 1996.

#10.7 Amendment No. 1 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended March 31, 1996.

#10.8 Amendment No. 1 to Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Exhibit II to the Company’s Form 10-Q for the quarter ended September 30, 1996.

#10.9 Amendments No. 1 and No. 2 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference to Exhibits III and IV to the Company’s Form 10-Q for the quarter ended September 30, 1996.

#10.10 Amendment No. 2 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit V to the Company’s Form 10-Q for the quarter ended September 30, 1996.

#10.11 Amendment No. 3 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) of the Company’s Form 10-K for the year ended March 31, 1997.

#10.12 Amendment No. 2 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Exhibit 10(i) to the Company’s Form 10-Q for the quarter ended June 30, 1997.

#10.13 Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference to Exhibit 10(j) to the Company’s Form 10-Q for the quarter ended September 30, 1997.

#10.14 Amendment No. 3 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(K) to the Company’s Form 10-Q for the quarter ended September 30, 1997.

#10.15 Amendment No. 5 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended March 31, 1998.

#10.16 Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference to the Company’s definitive proxy statement filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.

#10.17 Amendment No. 4 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 1998 and supercedes Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended June 30, 1997.

#10.18 Amendment No. 5 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 1999.

#10.19 Amendment No. 6 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.

#10.20 Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference to Appendix B to the Company’s 1999 preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.

#10.21 Amendment No. 7 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Form 10-K for the fiscal year ended March 31, 2000.

#10.22 Amendment No. 6 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2000.

#10.23 Amendment No. 8 to the Transcat, inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended March 31, 2001.

#10.24 Amendment No. 4 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2001.

#10.25 Amendment No. 8 to the Transcat, Inc. Amended and Restated Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(b) to the Company’s Form 10-Q for the quarter ended September 30, 2001.

#10.26 Amendment No. 7 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended December 31, 2001.

10.27 Stock Purchase Agreement dated as of December 26, 2001 by and among the Company, Altek Industries Corp. and Fluke Electronics Corp. is incorporated herein by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated January 10, 2002.

+10.28 Distributor Agreement dated December 26, 2001 by and between the Company and Fluke Electronics Corporation is incorporated herein by reference to Exhibit 99(a) to the Company’s Current Report on Form 8-K dated January 10, 2002 and Exhibit 99(a) to the Company’s Current Report on Form 8-K/A dated June 5, 2002.

10.29 Asset Purchase Agreement dated as of January 18, 2002 by and between the Company and Hughes Corporation is incorporated herein by reference to Exhibit 2(a) to the Company’s Current Report on Form 8-K dated January 22, 2002.

#10.30 Amendment No. 9 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended March 31, 2002.

+10.31 Fluke Distribution Agreement, as amended, is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-Q for the quarter ended September 30, 2002.

10.32 Loan and Security Agreement dated November 12, 2002 by and among GMAC Business Credit, LLC, Transcat, Inc. and Transmation (Canada) Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-Q for the quarter ended December 31, 2002.

10.33 First Amendment to Loan and Security Agreement dated April 11, 2003 by GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada) Inc. is incorporated herein by reference to Exhibit 4(a) to the Company’s Form 10-K for the year ended March 31, 2003.

#10.34 Amendment No. 10 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Exhibit 10(a) to the Company’s Form 10-K for the year ended March 31, 2003.

#10.35 Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference to Appendix A to the Company’s 2003 definitive proxy statement filed on July 18, 2003 in connection with the 2003 Annual Meeting of Shareholders.

#10.36 Form of Agreement for Severance Upon Change in Control for Carl E. Sassano and Charles P. Hadeed is incorporated herein by reference Exhibit 10(a) to the Company’s Form 10-K for the fiscal year ended March 27, 2004.

10.37 Second Amendment to Loan and Security Agreement dated July 22, 2004 by GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada) Inc. is incorporated herein by reference to Exhibit 4.4 to the Company’s Form 10-Q for the quarter ended June 26, 2004.

10.38 Third Amendment to Loan and Security Agreement between Transcat, Inc., Transmation (Canada) Inc. and GMAC Commercial Finance LLC dated November 1, 2004 is incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2004.

#10.39 Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended December 25, 2004.

#10.40 Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference to Exhibit 10.2 the Company’s Form 10-Q for the quarter ended December 25, 2004.

#10.41 Performance Incentive Plan is incorporated herein by reference to the Company’s Current Report on Form 8-K dated April 27, 2005.

*#10.42 Form of Warrant Certificate representing warrants granted under the Amended and Restated Directors’ Warrant Plan.
      (11) Statement re computation of per share earnings

Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income (Loss) included herein as Item 8.
      (12) Statement re computation of ratios

Not applicable.
      (13) Annual report to security holders, Form 10-Q or quarterly report to security holders

Not applicable.
      (16) Letter re change in certifying accountant

Not applicable.
      (18) Letter re change in accounting principles

Not applicable.
      (21) Subsidiaries of the registrant

*21.1 Subsidiaries of the Registrant

      (22) Published report regarding matters submitted to vote of security holders

Not applicable.
      (23) Consents of Experts and Counsel

*23.1 Consent of BDO Seidman, LLP

*23.2 Consent of PricewaterhouseCoopers LLP
      (24) Power of Attorney

Not applicable.
      (31) Rule 13a-14(a)/15d-14(a) Certifications

*31.1 Certification of Chief Executive Officer

*31.2 Certification of Chief Financial Officer
      (32) Section 1350 Certifications

*32.1 Section 1350 Certifications
      (99) Additional Exhibits

Not applicable.

*	Exhibits filed with this report.

#	Management contract or compensatory plan.

+	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. § 200.80(b)(4) and § 240.24b-2.