Form 10-Q
period 2005-06-25
TRANSCAT INC
filed 2005-08-09
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 25, 2005
or
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock of the Registrant outstanding as of August 5, 2005 was 6,578,628.

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the	3
	First Quarter Ended June 25, 2005 and June 26, 2004

	Consolidated Balance Sheets as of June 25, 2005 and March 26, 2005	4

	Consolidated Statements of Cash Flows for the Three Months Ended June 25,	5
	2005 and June 26, 2004

	Consolidated Statements of Stockholders’ Equity for the Three Months Ended	6
	June 25, 2005

	Notes to Consolidated Financial Statements	7-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22-23

Item 4.	Controls and Procedures	24

PART II.	OTHER INFORMATION

Item 6.	Exhibits	24

SIGNATURES		25

INDEX TO EXHIBITS		26

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June	June
	25, 2005	26, 2004
Product Sales	$9,385	$8,864
Service Sales	4,680	4,358

Net Sales	14,065	13,222

Cost of Products Sold	7,126	6,824
Cost of Services Sold	3,334	3,272

Total Cost of Products and Services Sold	10,460	10,096

Gross Profit	3,605	3,126

Selling, Marketing, and Warehouse Expenses	2,093	2,104
Administrative Expenses	1,182	1,294

Total Operating Expenses	3,275	3,398

Operating Income (Loss)	330	(272)

Interest Expense	114	72
Other Expense	42	83

Total Other Expense	156	155

Income (Loss) Before Income Taxes	174	(427)
Benefit for Income Taxes	—	—

Net Income (Loss)	174	(427)

Other Comprehensive Income:
Currency Translation Adjustment	(19)	(28)

Comprehensive Income (Loss)	$155	$(455)

Basic Earnings (Loss) Per Share	$0.03	$(0.07)
Average Shares Outstanding (in thousands)	6,536	6,321

Diluted Earnings (Loss) Per Share	$0.02	$(0.07)
Average Shares Outstanding (in thousands)	7,233	6,321
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June	March
	25, 2005	26, 2005
ASSETS
Current Assets:
Cash	$63	$106
Accounts Receivable, less allowance for doubtful accounts of $96 and $56 as of June 25, 2005 and March 26, 2005, respectively	7,115	8,089
Other Receivables	427	313
Finished Goods Inventory, net	5,180	5,902
Prepaid Expenses and Deferred Charges	775	630

Total Current Assets	13,560	15,040
Property, Plant and Equipment, net	2,067	1,984
Capital Leases, net	98	115
Goodwill	2,524	2,524
Prepaid Expenses and Deferred Charges	165	188
Other Assets	261	261

Total Assets	$18,675	$20,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,529	$4,544
Accrued Payrolls, Commissions, and Other	1,092	1,993
Income Taxes Payable	100	100
Deposits	9	38
Current Portion of Term Loan	758	758
Current Portion of Capital Lease Obligations	68	66
Revolving Line of Credit	5,851	5,498

Total Current Liabilities	11,407	12,997
Term Loan, less current portion	853	1,020
Capital Lease Obligations, less current portion	39	56
Deferred Compensation	206	181
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	14,049	15,798

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,809,989 and 6,700,505 shares issued as of June 25, 2005 and March 26, 2005, respectively; 6,562,725 and 6,453,241 shares outstanding as of June 25, 2005 and March 26, 2005, respectively	3,405	3,350
Capital in Excess of Par Value	4,084	3,995
Warrants	430	430
Unearned Compensation	(4)	(17)
Accumulated Other Comprehensive Gain	77	96
Accumulated Deficit	(2,528)	(2,702)
Less: Treasury Stock, at cost, 247,264 shares as of June 25, 2005 and March 26, 2005, respectively	(838)	(838)

Total Stockholders’ Equity	4,626	4,314

Total Liabilities and Stockholders’ Equity	$18,675	$20,112

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Three Months Ended
	June	June
	25, 2005	26, 2004
Cash Flows from Operating Activities:
Net Income (Loss)	$174	$(427)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Depreciation and Amortization	288	355
Provision for Doubtful Accounts Receivable	40	(5)
Provision for Returns	11	—
Amortization of Unearned Compensation	13	77
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	809	1,464
Inventories	722	338
Prepaid Expenses, Deferred Charges, and Other	(215)	(151)
Accounts Payable	(1,015)	(436)
Accrued Payrolls, Commissions, and Other	(901)	(300)
Deposits	(29)	—
Deferred Compensation	25	10

Net Cash (Used in) Provided by Operating Activities	(78)	925

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(261)	(183)

Net Cash Used in Investing Activities	(261)	(183)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	353	(1,031)
Payments on Term Loans	(167)	(126)
Payments on Capital Leases	(15)	(15)
Issuance of Common Stock	144	8

Net Cash Provided by (Used in) Financing Activities	315	(1,164)

Effect of Exchange Rate Changes on Cash	(19)	(28)

Net Decrease in Cash	(43)	(450)
Cash at Beginning of Period	106	547

Cash at End of Period	$63	$97

Supplemental Disclosure of Non-Cash Financing Activity:
Disposal of Fully Reserved Obsolete Inventory	$93	$—
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accum-
						ulated
			Capital		Un-	Other
	Common Stock		In		earned	Compre-		Treasury Stock
	Outstanding		Excess		Comp-	hensive	Accum-	Outstanding
	$0.50 Par Value		of Par	War-	ensa-	Gain	ulated	at Cost
	Shares	Amount	Value	rants	tion	(Loss)	Deficit	Shares	Amount	Total
Balance as of March 26, 2005	6,453	$3,350	$3,995	$430	$(17)	$96	$(2,702)	247	$(838)	$4,314
Issuance of Common Stock	90	45	99							144
Restricted Stock:
Issuance of Restricted Stock	20	10	(10)							—
Amortization of Unearned Compensation					13					13
Comprehensive Income:
Currency Translation Adjustment						(19)				(19)
Net Income							174			174

Balance as of June 25, 2005	6,563	$3,405	$4,084	$430	$(4)	$77	$(2,528)	247	$(838)	$4,626

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Share and Per Share Amounts)
NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Transcat, Inc. (“Transcat” or “the Company”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science, and manufacturing industries.
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 26, 2005 contained in the Company’s 2005 Annual Report on Form 10-K filed with the SEC.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and all of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with GAAP requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of assets, estimated lives of major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates.
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
Revenue Recognition: Sales are recorded when products are shipped or services are rendered to customers, as the Company generally has no significant post delivery obligations. The Company’s prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. The Company recognizes the majority of service revenue based upon when the calibration or repair activity is performed then shipped and/or delivered to the customer. Some of the service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals. Shipments are generally free on board shipping point and customers are generally invoiced for freight, shipping, and handling charges.
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

Cooperative Advertising Income: Transcat follows the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” which provides that cash consideration received from a vendor by a reseller be reported as a reduction of cost of sales as the related inventory is sold.
Comprehensive Income: Transcat reports comprehensive income under Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. Other comprehensive income is comprised of net income (loss) and currency translation adjustments.
Currency Translation Adjustment: The accounts of Transcat’s Canadian subsidiary are maintained in the local currency and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany and equity, have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of the Company’s subsidiary balance sheets into United States dollars are recorded directly to the accumulated other comprehensive income component of stockholders’ equity.
Currency gains and losses on business transactions are included in other expense on the Consolidated Statements of Operations.
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
For the first quarter of fiscal year 2006, the net additional Common Stock equivalents had a $0.01 per share effect on the calculation of dilutive earnings per share. For the first quarter of fiscal year 2005, there were no dilutive shares. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from stock options, warrants, and non-vested restricted stock are summarized as follows (shares in thousands, except per share amounts):

	First Quarter Ended
	June	June
	25, 2005	26, 2004
Shares Outstanding:
Dilutive	697	—
Anti-dilutive	444	1,542

Total	1,141	1,542

Range of Exercise Prices per Share:
Options	$0.80-$2.92	$0.80-$3.00
Warrants	$0.97-$2.91	$0.97-$3.06
Accounts Receivable: Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. Transcat applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the specific formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to sales over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of sales and/or the historical rate of returns.
Inventory: Inventory consists of finished goods and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above standard cost. Transcat reserves specifically for certain items of inventory and, for other items, the Company applies a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a regular basis.

Properties, Depreciation, and Amortization: Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method with useful lives of 3 to 10 years for the following major classifications: machinery, equipment, software, and furniture and fixtures. Properties determined to have no value are written off at their then remaining net book value. Transcat accounts for software costs in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred.
Goodwill: Transcat estimates the fair value of the Company’s reporting units in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist.
Deferred Catalog Costs: Transcat amortizes the cost of each Master Catalog mailed over such catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis; and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period.
Deferred Compensation: Previously, some of Transcat’s directors had elected to defer receipt of their non-discretionary awards of shares of Common Stock under the Amended and Restated Directors’ Stock Plan. Deferred shares were expensed at the market value of Common Stock at the date of award, and the associated liability is adjusted quarterly based on the quarter end market price of Common Stock. Directors voluntarily elected to cease deferring shares as of April 1, 2003.
In addition, the Company provides an annual benefit to a former president’s spouse and former executive under the terms of a deferred compensation agreement.
Deferred Gain on TPG: As a result of certain post divestiture commitments, Transcat was unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in fiscal year 2002, until those commitments expire in fiscal year 2007. See Note 5 of the Consolidated Financial Statements for further disclosure.
Deferred Taxes: Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance.
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

Stock Options: Transcat follows the provisions of Accounting Practice Board No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had exercise prices equal to the market value of the underlying Common Stock at grant date.
Pro forma amounts are as follows (in thousands, except per share amounts):

	First Quarter Ended
	June	June
	25, 2005	26, 2004
Net Income (Loss), as reported	$174	$(427)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	13	77
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(36)	(104)

Pro Forma Net Income (Loss)	$151	$(454)

Earnings (Loss) Per Share:
Basic — as reported	$0.03	$(0.07)
Basic — pro forma	$0.02	$(0.07)
Average Shares Outstanding (in thousands)	6,536	6,321

Diluted — as reported	$0.02	$(0.07)
Diluted — pro forma	$0.02	$(0.07)
Average Shares Outstanding (in thousands)	7,233	6,321
Reclassification of Amounts: Certain reclassifications of prior fiscal periods’ financial information have been made to conform with current fiscal periods’ presentation.

NOTE 3 — DEBT
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
The Credit Agreement was further amended on July 22, 2004 to waive compliance with an EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the first quarter of fiscal year 2005, permanently waive a requirement relating to an inactive subsidiary that the Company had committed to dissolve by a specific date (that has been subsequently dissolved), and increase the Credit Agreement restriction on Master Catalog spending.
Transcat amended the Credit Agreement again on November 1, 2004 (“Third Amendment”). The Third Amendment consists of two term notes, a LOC, a capital expenditure loan if certain conditions are met, and certain material terms of which are as set forth below. The Third Amendment also waived compliance with the Company’s EBITDA covenant for the second quarter of fiscal year 2005 and extended the Credit Agreement expiration from November 13, 2005 to October 31, 2007.
Term Loans. Under the Third Amendment, the Company made two term loans, Term Loan A and Term Loan B, in the amounts of $1.5 million and $0.5 million, respectively. These term notes require annual payments of $0.5 million and $0.2 million, respectively, payable over three years in equal monthly installments, commencing on December 1, 2004. The Company is further required to reduce the term loans on an annual basis by a percentage of excess cash flow, as defined in the Third Amendment. Term Loan B will be reduced by the lesser of the balance owed on Term Loan B or 50% of the Company’s excess cash flow payable in three monthly installments. Once Term Loan B has been repaid, the excess cash flow payment required against Term Loan A is 20% of the Company’s excess cash flow, not to exceed $0.2 million, annually. As of June 25, 2005, the Third Amendment requires the Company to make the following principal payments on combined term loans, after giving effect to any excess cash flow payments to be made (in thousands):

	Principal Payments After Giving Effect to Excess
	Cash Flow Payments
	Term Loan A	Term Loan B	Total
Fiscal Year 2006(1)	375	216	591
Fiscal Year 2007	500	167	667
Fiscal Year 2008	333	20	353

Total	$1,208	$403	$1,611

(1)  On the Consolidated Balance Sheets as of June 25, 2005, the $0.8 million current portion of term loan consists of $0.5 million from principal term loan payments for the remaining nine months of fiscal year 2006, $0.2 million from term loan payments for the first three months of fiscal year 2007, and $0.1 million from excess cash flow payments.
LOC. Under the Third Amendment, the maximum amount available under the LOC portion is $9.0 million. As of June 25, 2005, the Company was eligible to borrow up to $8.1 million based on assets and borrowed $5.9 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).
The Credit Agreement contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions resulted in a short-term classification of the LOC in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Interest. Interest on the term loans and LOC is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio, as defined in the Third Amendment (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of June 25, 2005 were 6.01% and 3.34%, respectively.

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
Covenants. The Credit Agreement has certain covenants with which the Company has to comply, including a minimum EBITDA covenant, as well as restrictions on capital expenditures and Master Catalog spending. The Third Amendment includes a revised EBITDA covenant, a fixed charge coverage ratio covenant as well as revised restrictions on capital expenditures and Master Catalog spending. The Company was in compliance with all loan covenants and requirements for the first quarter of fiscal year 2006.
Loan Costs. In accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” any fees paid to GMAC, third party costs associated with the LOC of the Third Amendment, and unamortized costs remaining under the Credit Agreement, are amortized over the term of the Third Amendment.
Other Terms. The Third Amendment requires an increase in the Company’s borrowing rate of two percentage points should an event of default occur and a termination premium of 2% of the advance limit in year one, 1% in year two, and 0.5% in the third year, as defined in the Credit Agreement, will be incurred if the Credit Agreement is terminated prior to its expiration date of October 31, 2007.
Additionally, the Company has pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.
The Third Amendment also provides for a capital expenditure loan (“Cap-x Loan”). The Company has achieved an EBITDA, as defined in the agreement, of $2.4 million on a trailing twelve months basis in the required time frame specified in the Credit Agreement and therefore may make a Cap-x Loan of up to $1.0 million for qualifying capital expenditures. As of June 25, 2005, the Company has not borrowed any additional monies. The Cap-x Loan would be payable in equal monthly payments over a 36 month period with any residual balance resulting in a balloon payment at October 31, 2007. Interest is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio with the same terms as Term Loan A (see chart above).

NOTE 4 — SEGMENT AND GEOGRAPHIC DATA
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 2 of the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for the first quarter of fiscal years 2006 and 2005:

	First Quarter Ended
	June	June
	25, 2005	26, 2004
Net Sales:
Product	$9,385	$8,864
Service	4,680	4,358

Total	14,065	13,222

Gross Profit:
Product	2,259	2,040
Service	1,346	1,086

Total	3,605	3,126

Operating Expenses:
Product	1,906	2,120
Service	1,369	1,278

Total	3,275	3,398

Operating Income (Loss):
Product	353	(80)
Service	(23)	(192)

Total	330	(272)

Unallocated Amounts:
Other Expense (including interest)	156	155
Benefit for Income Taxes	—	—

Total	156	155

Net Income (Loss)	$174	$(427)

NOTE 5 — COMMITMENTS
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
NOTE 6 — VENDOR CONCENTRATION
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates: The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of assets, estimated lives of our major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results could differ from those estimates.
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
Inventory: Inventory consists of finished goods and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above standard cost. We reserve specifically for certain items of our inventory and, for other items, we apply a specific loss factor, based on historical experience, to specific categories of our inventory. We evaluate the adequacy of the reserve on a regular basis.

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
Goodwill: We estimate the fair value of our reporting units in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. We test our goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist.
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
Deferred Gain on TPG: As a result of certain post divestiture commitments, we are unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in fiscal year 2002, until those commitments expire in fiscal year 2007. See Note 5 of our Consolidated Financial Statements for further disclosure.
Deferred Taxes: We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance.
Stock Options: We follow the provisions of Accounting Practice Board No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the stock option plan had exercise prices equal to the market value of the underlying Common Stock at grant date.
Off-Balance Sheet Arrangements: We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS
The following table sets forth, for the first quarter of fiscal years 2006 and 2005, the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	(Unaudited)
	First Quarter Ended
	June	June
	25, 2005	26, 2004
As a Percentage of Net Sales:

Product Sales	66.7%	67.0%
Service Sales	33.3%	33.0%

Net Sales	100.0%	100.0%

Product Gross Profit	24.1%	23.0%
Service Gross Profit	28.8%	24.9%
Total Gross Profit	25.6%	23.6%

Selling, Marketing, and Warehouse Expenses	14.9%	15.9%
Administrative Expenses	8.4%	9.8%

Total Operating Expenses	23.3%	25.7%

Operating Income (Loss)	2.3%	(2.1)%

Interest Expense	0.8%	0.5%
Other Expense	0.3%	0.6%

Total Other Expense	1.1%	1.1%

Income (Loss) Before Income Taxes	1.2%	(3.2)%
Benefit for Income Taxes	—%	—%

Net Income (Loss)	1.2%	(3.2)%

FIRST QUARTER ENDED JUNE 25, 2005 COMPARED TO FIRST QUARTER ENDED JUNE 26, 2004 (dollars in millions):
Sales:

	First Quarter Ended
	June	June
	25, 2005	26, 2004
Net Sales:
Product	$9.4	$8.9
Service	4.7	4.4

Total	$14.1	$13.3

Net sales increased $0.8 million, or 6.0% (calculated on dollars in millions) from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2006.
Our product sales results, which accounted for 66.7% of our sales in the first quarter of fiscal year 2006 and 67.0 % of our sales in the first quarter of fiscal year 2005 (calculated on dollars in thousands), reflect improved year over year customer response to our marketing activities. Our first quarter of fiscal year 2006 and fiscal year 2005 product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2006	FY 2005
	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	5.6%	(2.9%)	6.5%	9.2%	11.3%
The following table provides the percent of net sales and the approximate gross profit percentage for significant product distribution channels for the first quarter of fiscal years 2006 and 2005 (calculated on dollars in thousands):

	FY 2006 First Quarter		FY 2005 First Quarter (1)
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (2)	Net Sales	Profit % (2)
Core	86.0%	25.0%	87.0%	24.0%
Government	2.0%	1.9%	3.0%	0.0%
Other	12.0%	12.7%	10.0%	14.1%

Total	100.0%	22.9%	100.0%	22.2%

(1)	Certain prior year customer reclassifications have been made to conform with current channel definitions.

(2)	Calculated at net sales less purchase costs.
Customer product orders include orders for products that we routinely stock in our inventory, as well as customized products and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable orders for the first quarter of fiscal year 2006 were consistent with the first quarter of fiscal year 2005. The following table reflects our historical trend of product orders that are unshippable at the end of each fiscal quarter and the percentage of these orders that are backorders (calculated on dollars in millions):

	FY 2006	FY 2005
	Q1	Q4	Q3	Q2	Q1
Total Unshippable Orders	$1.3	$1.3	$1.3	$1.5	$1.5

% of Unshippable Orders that are Backorders	78.7%	76.9%	76.9%	80.0%	80.2%

Calibration services sales increased $0.3 million, or 6.8% (calculated on dollars in millions), from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2006. This increase is attributable to both new customer acquisition and customer service efforts to retain existing customers. In addition, within any quarter, there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer outsourcing decisions. Our first quarter of fiscal year 2006 and fiscal year 2005 calibration service sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2006	FY 2005
	Q1	Q4	Q3	Q2	Q1
Service Sales Growth (Decline)	6.8%	14.6%	0.0%	(2.3%)	(4.3%)
Gross Profit:

	First Quarter Ended
	June	June
	25, 2005	26, 2004
Gross Profit:
Product	$2.3	$2.0
Service	1.3	1.1

Total	$3.6	$3.1

Gross profit increased as a percent of net sales from 23.6% in the first quarter of fiscal year 2005 to 25.6% in the first quarter of fiscal year 2006 (calculated on dollars in thousands).
Product gross profit increased $0.3 million, or 1.1 points (calculated on dollars in thousands) as a percent of net product sales from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2006 primarily as a result of improved gross profit margins on international product sales reflecting the results of efforts to reduce discounts.
Our product gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base discussed above, periodic rebates on purchases, and cooperative advertising received from suppliers reported as a reduction of cost of sales in accordance with Emerging Issues Task Force 02-16 (see Note 2 to our Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006	FY 2005
	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	22.8%	22.2%	23.7%	22.0%	21.8%
Other Income (Expense) % (2)	1.7%	3.5%	(0.5)%	(0.3)%	0.7%

Product Gross Profit %	24.5%	25.7%	23.2%	21.7%	22.5%

(1)	Calculated at net sales less purchase costs.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration service gross profit increased $0.2 million, or 3.9 points (calculated on dollars in thousands) from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2006. This increase is a result of a 6.8% (calculated on dollars in million) increase in service sales and improving laboratory efficiency in a segment of our business where fixed costs are more effectively leveraged by an increase in sales. The following table reflects the quarterly historical trend of our calibration service gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006	FY 2005
	Q1	Q4	Q3	Q2	Q1
Service Gross Profit %	27.7%	32.7%	28.6%	26.2%	25.0%

Operating Expenses:

	First Quarter Ended
	June	June
	25, 2005	26, 2004
Operating Expenses:
Selling, Marketing, and Warehouse	$2.1	$2.1
Administrative	1.2	1.3

Total	$3.3	$3.4

Operating expenses decreased $0.1 million, or 2.9% (calculated on dollars in millions), from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2006. While selling, marketing, and warehouse expenses were relatively consistent from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2006, administrative expenses decreased $0.1 primarily as a result of lower expense associated with stock previously issued to certain officers.
Other Expense:

	First Quarter Ended
	June	June
	25, 2005	26, 2004
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense	—	0.1

Total	$0.1	$0.2

Interest expense was relatively consistent from the first quarter of fiscal year 2005 to the first quarter of fiscal year 2006 resulting from higher interest rates applied to lower average debt. The decrease in other expense in the first quarter of fiscal year 2006 was primarily attributable to less net losses in Canadian currency transactions in comparison to the first quarter of fiscal year 2005.
Taxes:

First Quarter Ended
	June	June
	25, 2005	26, 2004
Benefit for Income Taxes	$—	$—
We have not recognized any provision (benefit) for income taxes in the first quarter of fiscal year 2006 and 2005 as pretax income (loss) was offset by a reduction (increase) in our deferred tax asset valuation reserve. When calculating income tax expense or benefit, we recognize valuation allowances for deferred tax assets, which may not be realized using a “more likely than not” approach, as is more fully described in Note 2 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	June	June
	25, 2005	26, 2004
Cash (Used in) Provided by:
Operating Activities	$(78)	$925
Investing Activities	(261)	(183)
Financing Activities	315	(1,164)
Operating Activities: Cash used in operating activities for the first quarter of fiscal year 2006 was $0.1 million and decreased $1.0 million when compared to the $0.9 million of cash provided by operating activities in the first quarter of fiscal year 2005. This decrease was the result of a decrease in cash provided by working capital of $1.5 million, a decrease in non-cash charges of $0.1 million, offset by, an increase in net income of $0.6 million. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory decreased $0.4 million more in the first quarter of fiscal year 2006 than in the first quarter of fiscal year 2005. Our fourth quarter of fiscal year 2005 product sales were somewhat below our expectations resulting in higher year end inventory than anticipated. In our first quarter of fiscal year 2006, accounts payable decreased as we paid for the inventory, offset, in part, by a planned reduction in inventory. Our accounts payable to inventory ratio is as follows (dollars in millions):

	June	June
	25, 2005	26, 2004
Accounts Payable	$3.5	$3.7
Inventory, net	$5.2	$3.4
Accounts Payable/Inventory Ratio	0.67	1.09
•	Receivables: Our accounts receivable will typically decline in our first quarter, as our fourth quarter is typically our strongest. The reduced decline in accounts receivable at the end of our first quarter of fiscal year 2006 compared to the end of the first quarter of fiscal year 2005 is due to sales growth in our current first quarter. Our collections of outstanding accounts receivable, reflected in our days sales outstanding, is consistent, as the following table illustrates (dollars in millions):

	June	June
	25, 2005	26, 2004
Net Sales, for the last two fiscal months	$10.4	$9.6
Accounts Receivable, net	$7.1	$6.5
Days Sales Outstanding (based on 60 days)	41	41
•	A reduction in accrued compensation costs.
Investing Activities: The $0.3 million and $0.2 million of cash used in investing activities in the first quarter of fiscal years 2006 and 2005, respectively, resulted from capital expenditures, primarily for our calibration laboratories.
Financing Activities: Our debt was relatively consistent from June 26, 2004 to June 25, 2005. As the table below illustrates, our debt increased by $1.5 million more in the first quarter of fiscal year 2006 than in the first quarter of fiscal year 2005 (in millions). This increase is primarily the result of the relative decrease in cash provided by operating activities. See Note 3 to our Consolidated Financial Statements for further information regarding our debt.

	June	June
	25, 2005	26, 2004
Term Debt	$1.6	$0.5
Revolving Line of Credit	$5.9	$5.4
Capital Lease Obligations	$0.1	$0.2

Total Debt	$7.6	$6.1

Debt. Our third amendment of our Revolving Credit and Loan Agreement (“Credit Agreement”) with GMAC Business Credit, LLC consists of two term notes, a revolving line of credit, a capital expenditure loan option, and certain material terms of which are disclosed in Note 3 of our Consolidated Financial Statements.
The table below indicates our excess (shortage) EBITDA (earnings before interest, income taxes, depreciation and amortization) percentage for the periods indicated. The second and third amendment to the Credit Agreement waived compliance with the EBITDA covenant for the first and second quarters of fiscal year 2005, respectively. The third amendment also reduced the EBITDA requirement for the third and fourth quarters of fiscal year 2005. We met our EBITDA covenant for the first quarter of fiscal year 2006 and expect to meet the covenant on an on-going basis.

	FY 2006	FY 2005
	Q1	Q4	Q3	Q2	Q1
Excess (Shortage) EBITDA	23%	22%	17%	(20%)	(16%)
See Note 3 of our Consolidated Financial Statements for more information on our debt. See Item 3 for a discussion of interest rates on our debt.
Unconditional Purchase Obligation. In fiscal year 2002, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of TPG products until December 31, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.
On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement ends on December 31, 2006. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. Our purchases for calendar years 2004 and 2003 exceeded the commitment under the New Agreement. We believe that this commitment to future purchases is consistent with our business needs and plans.
In addition, in accordance with GAAP, we will be unable to recognize a gain of $1.5 million on the sale of TPG until the New Agreement expires on December 31, 2006.
OUTLOOK
We expect to continue to experience positive growth in both sales and earnings throughout fiscal year 2006. We expect revenue growth to be in the high single digits, with gross margin improvement driven by increased volume. We expect operating expenses to grow in line with sales. We have planned to increase investment in the following areas: marketing for prospecting and promotion, including employee training for new products; and infrastructure investments, including information technology.
We expect operating earnings to increase as a result of gross margin improvement and we expect them to increase as a percentage of sales. Our planned manpower increases and capital expenditures will be devoted primarily to calibration services and we expect them to be tied to increased volume or replacement/improvement of equipment.
We expect that distribution products will grow in the low single digits in a stable economy. Our growth in any quarter could be higher as a result of our sales of new product lines added in late fiscal year 2005 and early fiscal year 2006.
We expect that calibration services revenues will grow in the high single digits as more companies outsource their total calibration management to Transcat. Growth in any quarter could be higher or lower based on the timing and size of new business.
As previously disclosed, we have had a valuation allowance on our net deferred tax assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending June 25, 2005 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as severance, restructuring, litigation, and directors’ compensation expenses. Although we believe that the Company today is much stronger, more profitable, and focused on operating a sound, profitable business model, we must maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal. We continue to evaluate that evidence on an ongoing basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On June 25, 2005 and June 26, 2004, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under the third amendment described in Note 3 of our Consolidated Financial Statements, interest on the term loans and revolving line of credit is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the third amendment (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of June 25, 2005 were 6.01% and 3.34%, respectively.

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
Our interest rate for the first quarter of fiscal year 2006 was at Tier 3 and will continue to be at Tier 3 for the second quarter of fiscal year 2006.
FOREIGN CURRENCY
Approximately 91% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the first quarter of fiscal years 2006 and 2005. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On June 25, 2005 and June 26, 2004, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
RISK FACTORS
You should consider carefully the following risks and all other information included in this quarterly report on Form 10-Q. The risks and uncertainties described below and elsewhere in this quarterly report on Form 10-Q are not the only ones facing our business. If any of the following risks were to actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.
General Economic Conditions May Have A Material Adverse Effect On Our Operating Results, Financial Condition, Or Our Ability To Meet Our Commitments. The electronic instrumentation distribution industry is affected by changes in economic conditions, which are outside our control. Economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets may have a material adverse effect on our operating results, financial condition, or our ability to meet our commitments.
We Depend On Manufacturers To Supply Our Inventory And Rely On One Vendor Group To Supply A Significant Amount Of Our Inventory Purchases. If They Fail To Provide Desired Products To Us, Increase Prices, Or Fail To Timely Deliver Products, Our Sales Could Suffer. A significant amount of our inventory purchases are made from one vendor group. Our reliance on this vendor group leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality. Like other distributors in our industry, we occasionally experience supply shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make available to us for distribution new products, our sales could suffer considerably. Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our business.
Indebtedness. In November 2004, we entered into a third amendment to our existing agreement with our secured credit facility. This amendment resulted in two additional term loans, in addition to our revolving line of credit. As of June 25, 2005, we owed $7.5 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this quarterly report on Form 10-Q, many of which are beyond our control.
If Existing Shareholders Sell Large Numbers Of Shares Of Our Common Stock, Our Stock Price Could Decline. The market price of our Common Stock could decline as a result of sales by our existing shareholders or holders of stock options of a large number of shares of our Common Stock in the public market or the perception that these sales could occur.
Our Stock Price Has Been, And May Continue To Be, Volatile. The stock market, from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. As our stock may be affected by market volatility, and by our own performance, the following factors, among others, may have a significant effect on the market price of our Common Stock:
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

TRANSCAT, INC.

Date: August 9, 2005	/s/ Carl E. Sassano

Carl E. Sassano
Chairman, President, and Chief Executive Officer

Date: August 9, 2005	/s/ Charles P. Hadeed

Charles P. Hadeed
Chief Operating Officer, Vice President of Finance, and
Chief Financial Officer

INDEX TO EXHIBITS
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications