Form 10-Q
period 2005-09-24
TRANSCAT INC
filed 2005-11-03
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
     (Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 24, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☑
The number of shares of Common Stock of the registrant outstanding as of October 31, 2005 was 6,670,421.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
Product Sales	$9,412	$8,308	$18,797	$17,172
Service Sales	4,707	4,180	9,387	8,538

Net Sales	14,119	12,488	28,184	25,710

Cost of Products Sold	7,087	6,467	14,213	13,291
Cost of Services Sold	3,423	3,112	6,757	6,384

Total Cost of Products and Services Sold	10,510	9,579	20,970	19,675

Gross Profit	3,609	2,909	7,214	6,035

Selling, Marketing, and Warehouse Expenses	1,850	1,702	3,943	3,806
Administrative Expenses	1,247	1,124	2,429	2,418

Total Operating Expenses	3,097	2,826	6,372	6,224

Operating Income (Loss)	512	83	842	(189)

Interest Expense	109	73	223	145
Other Expense	54	103	96	186

Total Other Expense	163	176	319	331

Income (Loss) Before Income Taxes	349	(93)	523	(520)
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	349	(93)	523	(520)

Other Comprehensive Income:
Currency Translation Adjustment	99	111	80	84

Comprehensive Income (Loss)	$448	$18	$603	$(436)

Basic Earnings (Loss) Per Share	$0.05	$(0.01)	$0.08	$(0.08)
Average Shares Outstanding (in thousands)	6,618	6,372	6,574	6,349

Diluted Earnings (Loss) Per Share	$0.05	$(0.01)	$0.07	$(0.08)
Average Shares Outstanding (in thousands)	7,315	6,372	7,269	6,349
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September	March
	24, 2005	26, 2005
ASSETS
Current Assets:
Cash	$95	$106
Accounts Receivable, less allowance for doubtful accounts of $69 and $56 as of September 24, 2005 and March 26, 2005, respectively	6,279	8,089
Other Receivables	639	313
Finished Goods Inventory, net	5,440	5,902
Prepaid Expenses and Deferred Charges	859	630

Total Current Assets	13,312	15,040
Property, Plant and Equipment, net	1,985	1,984
Capital Leases, net	82	115
Goodwill	2,524	2,524
Prepaid Expenses and Deferred Charges	157	188
Other Assets	268	261

Total Assets	$18,328	$20,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,130	$4,544
Accrued Payrolls, Commissions, and Other	1,716	1,993
Income Taxes Payable	100	100
Deposits	1	38
Current Portion of Term Loan	758	758
Current Portion of Capital Lease Obligations	69	66
Revolving Line of Credit	4,004	5,498

Total Current Liabilities	10,778	12,997
Term Loan, less current portion	596	1,020
Capital Lease Obligations, less current portion	21	56
Deferred Compensation	175	181
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	13,114	15,798

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,851,197 and 6,700,505 shares issued as of September 24, 2005 and March 26, 2005, respectively; 6,603,933 and 6,453,241 shares outstanding as of September 24, 2005 and March 26, 2005, respectively	3,426	3,350
Capital in Excess of Par Value	4,236	3,995
Warrants	430	430
Unearned Compensation	(37)	(17)
Accumulated Other Comprehensive Gain	176	96
Accumulated Deficit	(2,179)	(2,702)
Less: Treasury Stock, at cost, 247,264 shares as of September 24, 2005 and March 26, 2005, respectively	(838)	(838)

Total Stockholders’ Equity	5,214	4,314

Total Liabilities and Stockholders’ Equity	$18,328	$20,112

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September	September
	24, 2005	25, 2004
Cash Flows from Operating Activities:
Net Income (Loss)	$523	$(520)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	610	727
Provision for Doubtful Accounts Receivable	13	(9)
Provision for Returns	(3)	—
Provision for Slow Moving or Obsolete Inventory	6	—
Common Stock Expense	44	27
Amortization of Unearned Compensation	24	98
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,474	2,200
Inventories	456	(900)
Income Taxes Receivable / Payable	—	144
Prepaid Expenses, Deferred Charges, and Other	(421)	(473)
Accounts Payable	(414)	696
Accrued Payrolls, Commissions, and Other	(277)	(419)
Deposits	(37)	—
Deferred Compensation	(6)	(7)

Net Cash Provided by Operating Activities	1,992	1,564

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(362)	(414)

Net Cash Used in Investing Activities	(362)	(414)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,494)	(1,162)
Payments on Term Loans	(424)	(418)
Payments on Capital Leases	(32)	(31)
Issuance of Common Stock	229	16
Net Cash Used in Financing Activities	(1,721)	(1,595)

Effect of Exchange Rate Changes on Cash	80	83

Net Decrease in Cash	(11)	(362)
Cash at Beginning of Period	106	547

Cash at End of Period	$95	$185

Supplemental Disclosure of Non-Cash Financing Activity:
Disposal of Fully Reserved Obsolete Inventory	$93	$—
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accum-
			Capital		Un-	ulated
	Common Stock		In		earned	Other		Treasury Stock
	Outstanding		Excess		Comp-	Compre-	Accum-	Outstanding
	$0.50 Par Value		of Par	War-	ensa-	hensive	ulated	at Cost
	Shares	Amount	Value	rants	tion	Gain	Deficit	Shares	Amount	Total
Balance as of March 26, 2005	6,453	$3,350	$3,995	$430	$(17)	$96	$(2,702)	247	$(838)	$4,314
Issuance of Common Stock	121	61	168							229
Restricted Stock:
Issuance of Restricted Stock	30	15	73		(44)					44
Amortization of Unearned Compensation					24					24
Comprehensive Income:
Currency Translation Adjustment						80				80
Net Income							523			523

Balance as of September 24, 2005	6,604	$3,426	$4,236	$430	$(37)	$176	$(2,179)	247	$(838)	$5,214

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
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 26, 2005 (“fiscal year 2005”) contained in the Company’s 2005 Annual Report on Form 10-K filed with the SEC.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and all of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.
Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with GAAP requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of assets, estimated lives of major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates.
Changes in Estimates: In the ordinary course of accounting for items discussed above, Transcat makes changes in estimates as appropriate, and as the Company becomes aware of changed circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.
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
Currency Translation Adjustment: The accounts of Transcat’s Canadian subsidiary are maintained in the local currency and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany accounts and equity, have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of the Company’s subsidiary balance sheets into United States dollars are recorded directly to the accumulated other comprehensive income component of stockholders’ equity.
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
For the second quarter of the fiscal year ended March 25, 2006 (“fiscal year 2006”), the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. For the first six months of fiscal year 2006, the net additional Common Stock equivalents had a $0.01 per share effect on the calculation of dilutive earnings per share. For the second quarter and first six months of fiscal year 2005, there were no dilutive shares. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from stock options, warrants, and non-vested restricted stock are summarized as follows:

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
Shares Outstanding:
Dilutive	697	—	695	—
Anti-dilutive	501	1,513	503	1,513

Total	1,198	1,513	1,198	1,513

Range of Exercise Prices per Share:
Options	$0.80-$4.26	$0.80-$3.00	$0.80-$4.26	$0.80-$3.00
Warrants	$0.97-$4.26	$0.97-$2.91	$0.97-$4.26	$0.97-$2.91
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
Deferred Catalog Costs: Transcat amortizes the cost of each Master Catalog mailed over such catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period.
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
Deferred Gain on TPG: As a result of certain post divestiture commitments, Transcat is unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in the fiscal year ended March 31, 2002, until those commitments expire on December 31, 2006. See Note 5 of the Consolidated Financial Statements for further disclosure.
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
Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using available market information and appropriate valuation methodologies as follows:
•	Cash, Accounts Receivables, and Accounts Payables: The carrying amounts reported on the Consolidated Balance Sheets for cash, accounts receivables, and accounts payables approximate fair value, due to their short-term nature.

•	Debt: The carrying amount of debt under the Credit Agreement, as such term is defined in Note 3 to the Consolidated Financial Statements, approximates fair value due to variable interest rate pricing.

Stock Options: Transcat follows the provisions of Accounting Practice Board No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the Transcat, Inc. 2003 Incentive Plan had exercise prices equal to the market value of the underlying Common Stock at grant date.
Pro forma amounts are as follows:

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
Net Income (Loss), as reported	$349	$(93)	$523	$(520)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	11	21	24	98
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(59)	(48)	(120)	(152)

Pro Forma Net Income (Loss)	$301	$(120)	$427	$(574)

Earnings (Loss) Per Share:
Basic — as reported	$0.05	$(0.01)	$0.08	$(0.08)
Basic — pro forma	$0.05	$(0.02)	$0.06	$(0.09)
Average Shares Outstanding	6,618	6,372	6,574	6,349

Diluted — as reported	$0.05	$(0.01)	$0.07	$(0.08)
Diluted — pro forma	$0.04	$(0.02)	$0.06	$(0.09)
Average Shares Outstanding	7,315	6,372	7,269	6,349

NOTE 3 — DEBT
Description. On November 13, 2002, Transcat entered into a Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LLC (“GMAC”). The Credit Agreement consisted of a term loan, a revolving line of credit (“LOC”), and certain material terms which are as set forth below.
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
Transcat amended the Credit Agreement again on November 1, 2004 (“Third Amendment”). The Third Amendment consists of two term notes, a LOC, a capital expenditure loan option if certain conditions are met, and certain material terms which are as set forth below. The Third Amendment also waived compliance with the Company’s EBITDA covenant for the second quarter of fiscal year 2005 and extended the Credit Agreement expiration from November 13, 2005 to October 31, 2007.
Term Loans. Under the Third Amendment, the Company entered into two term loans, Term Loan A and Term Loan B, in the amounts of $1.5 million and $0.5 million, respectively. The notes representing the term loans require annual payments of $0.5 million and $0.2 million, respectively, payable over three years in equal monthly installments, commencing on December 1, 2004. The Company is further required to reduce the term loans on an annual basis by a percentage of excess cash flow, as defined in the Third Amendment. Term Loan B will be reduced by the lesser of the balance owed on Term Loan B or 50% of the Company’s excess cash flow payable in three monthly installments. Once Term Loan B has been repaid, the excess cash flow payment required against Term Loan A is 20% of the Company’s excess cash flow, not to exceed $0.2 million, annually. As of September 24, 2005, the Third Amendment requires the Company to make the following principal payments on combined term loans, after giving effect to any excess cash flow payments to be made:

	Principal Payments After Giving
	Effect to Excess Cash Flow Payments
	Term Loan A	Term Loan B	Total
Fiscal Year 2006 (1)	250	174	424
Fiscal Year 2007	500	97	597
Fiscal Year 2008	333	—	333

Total	$1,083	$271	$1,354

(1)	On the Consolidated Balance Sheets as of September 24, 2005, the $0.8 million current portion of term loan consists of $0.7 million from principal term loan payments for the remaining six months of fiscal year 2006 and for the first six months of fiscal year 2007; and, $0.1 million from estimated excess cash flow payments.
LOC. Under the Third Amendment, the maximum amount available under the LOC portion is $9.0 million. As of September 24, 2005, the Company was eligible to borrow up to $7.3 million based on assets and borrowed $4.0 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).
The Credit Agreement contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions resulted in a short-term classification of the LOC in accordance with EITF No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”

Interest. Interest on the term loans and LOC is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio, as defined in the Third Amendment (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of September 24, 2005 were 6.75% and 3.86%, respectively. Our interest rate for the first and second quarters of fiscal year 2006 was at Tier 3, as described in the following chart:

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
Covenants. The Credit Agreement has certain covenants with which the Company has to comply, including a minimum EBITDA covenant, and restrictions on capital expenditures and Master Catalog spending. The Third Amendment includes a revised EBITDA covenant, a fixed charge coverage ratio covenant and revised restrictions on capital expenditures and Master Catalog spending. The Company was in compliance with all loan covenants and requirements for the second quarter of fiscal year 2006.
Loan Costs. In accordance with EITF 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements,” any fees paid to GMAC, third party costs associated with the LOC of the Third Amendment, and unamortized costs remaining under the Credit Agreement, are amortized over the term of the Third Amendment.
Other Terms. The Third Amendment requires an increase in the Company’s borrowing rate of two percentage points should an event of default occur. A termination premium of 2% of the advance limit in year one, 1% in year two, and 0.5% in year three, as defined in the Credit Agreement, will be incurred if the Credit Agreement is terminated prior to its expiration date of October 31, 2007.
Additionally, the Company has pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.
The Third Amendment also provides for a capital expenditure loan (“Cap-x Loan”). The Company has achieved an EBITDA, as defined in the Credit Agreement, of $2.4 million on a trailing twelve months basis in the required time frame specified in the Credit Agreement and therefore may make a Cap-x Loan of up to $1.0 million for qualifying capital expenditures. As of September 24, 2005, the Company has not borrowed any additional monies. The Cap-x Loan would be payable in equal monthly payments over a 36 month period with any residual balance resulting in a balloon payment at October 31, 2007. Interest is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio with the same terms as Term Loan A (see chart above).

NOTE 4 — SEGMENT AND GEOGRAPHIC DATA
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 2 of the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for the second quarter and six months ended September 24, 2005 and September 25, 2004:

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
Net Sales:
Product	$9,412	$8,308	$18,797	$17,172
Service	4,707	4,180	9,387	8,538

Total	14,119	12,488	28,184	25,710

Gross Profit:
Product	2,325	1,841	4,584	3,881
Service	1,284	1,068	2,630	2,154

Total	3,609	2,909	7,214	6,035

Operating Expenses:
Product	1,793	1,728	3,699	3,8498
Service	1,304	1,098	2,673	2,376

Total	3,097	2,826	6,372	6,224

Operating Income (Loss):
Product	532	113	885	33
Service	(20)	(30)	(43)	(222)

Total	512	83	842	(189)

Unallocated Amounts:
Other Expense (including interest)	163	176	319	331
Provision for Income Taxes	—	—	—	—

Total	163	176	319	331

Net Income (Loss)	$349	$(93)	$523	$(520)

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
On October 31, 2002, with an effective date of September 1, 2002, the Company entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement ends on December 31, 2006. Under the terms of the New Agreement, among other items, the Company agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. The Company’s purchases for calendar years 2004 and 2003 exceeded the commitment under the New Agreement. The Company believes that this commitment to make future purchases is consistent with Transcat’s business needs and plans.
NOTE 6 — VENDOR CONCENTRATION
Approximately 30% of Transcat’s product purchases on an annual basis are from Fluke, which is not believed to be inconsistent with Fluke’s share of the markets the Company serves.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Use of Estimates: The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of assets, estimated lives of our major catalogs (“Master Catalog”), and tax valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results could differ from those estimates.
Changes in Estimates: In the ordinary course of accounting for items discussed above, we make changes in estimates as appropriate, and as we become aware of changed circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.
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
Deferred Catalog Costs: We amortize the cost of each Master Catalog mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis, and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period.
Deferred Gain on TPG: As a result of certain post divestiture commitments, we are unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in the fiscal year ended March 31, 2002, until those commitments expire on December 31, 2006. See Note 5 of our Consolidated Financial Statements for further disclosure.
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
Stock Options: We follow the provisions of Accounting Practice Board No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the Transcat, Inc. 2003 Incentive Plan had exercise prices equal to the market value of the underlying Common Stock at grant date.
Off-Balance Sheet Arrangements: We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS
The following table sets forth, for the second quarter and first six months of the fiscal year ending March 25, 2006 (“fiscal year 2006”) and the second quarter and first six months of the fiscal year ended March 26, 2005 (“fiscal year 2005”), the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September	September	September	September
	24, 2005	25, 2004	24, 2005	25, 2004
As a Percentage of Net Sales:

Product Sales	66.7%	66.5%	66.7%	66.8%
Service Sales	33.3%	33.5%	33.3%	33.2%

Net Sales	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	24.7%	22.2%	24.4%	22.6%
Service Gross Profit	27.3%	25.6%	28.0%	25.2%
Total Gross Profit	25.6%	23.3%	25.6%	23.5%

Selling, Marketing, and Warehouse Expenses	13.1%	13.6%	14.0%	14.8%
Administrative Expenses	8.8%	9.0%	8.6%	9.4%

Total Operating Expenses	21.9%	22.6%	22.6%	24.2%

Operating Income (Loss)	3.7%	0.7%	3.0%	(0.7)%

Interest Expense	0.8%	0.6%	0.8%	0.6%
Other Expense	0.4%	0.8%	0.3%	0.7%

Total Other Expense	1.2%	1.4%	1.1%	1.3%

Income (Loss) Before Income Taxes	2.5%	(0.7)%	1.9%	(2.0)%
Provision for Income Taxes	—%	—%	—%	—%

Net Income (Loss)	2.5%	(0.7)%	1.9%	(2.0)%

SECOND QUARTER ENDED SEPTEMBER 24, 2005 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 25, 2004 (dollars in millions):
Sales:

	Second Quarter Ended
	September	September
	24, 2005	25, 2004
Net Sales:
Product	$9.4	$8.3
Service	4.7	4.2

Total	$14.1	$12.5

Net sales increased $1.6 million, or 12.8% (calculated on dollars in millions) from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006.
Our distribution products net sales results, which accounted for 66.7% of our sales in the second quarter of fiscal year 2006 and 66.5% of our sales in the second quarter of fiscal year 2005 (calculated on dollars in thousands), reflect improved year over year customer response to our sales and marketing activities. Our second quarter of fiscal years 2006 and 2005 product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2006		FY 2005
	Q2	Q1	Q4	Q3	Q2	Q1

Product Sales Growth (Decline)	13.3%	5.6%	(2.9%)	6.5%	9.2%	11.3%
The majority of our distribution products net sales growth in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005 was primarily in our core distribution channels. In addition, we experienced product net sales growth in our other distribution channels, primarily from high-volume electrical and instrumentation wholesalers, which caused a shift in our mix by distribution channel. The following table provides the percent of net sales and the approximate gross profit percentage for significant product distribution channels for the second quarter of fiscal years 2006 and 2005 (calculated on dollars in thousands):

	FY 2006 Second Quarter		FY 2005 Second Quarter (1)
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (2)	Net Sales	Profit % (2)
Core	84.7%	24.9%	86.1%	24.3%
Government	1.6%	2.1%	3.9%	3.2%
Other	13.7%	13.9%	10.0%	14.4%

Total	100.0%	23.0%	100.0%	22.5%

(1)	Certain prior year customer reclassifications have been made to conform with current channel definitions.

(2)	Calculated at net sales less purchase costs.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for the second quarter of fiscal year 2006 were relatively consistent with the second quarter of fiscal year 2005. We experienced an increase in the number of product orders that were awaiting calibration in our laboratories prior to shipment in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005, as we intensified our efforts to cross sell calibration services to product customers. This increase was offset by a decrease in the number of backorders in the second quarter of fiscal year 2006 compared to the second quarter of fiscal year 2005. The following table reflects this decline in the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2006		FY 2005
	Q2	Q1	Q4	Q3	Q2	Q1

Total Unshippable Product Orders	$1.5	$1.3	$1.3	$1.3	$1.5	$1.5

% of Unshippable Product Orders that are Backorders	72.1%	78.7%	76.9%	76.9%	80.0%	80.2%
Calibration services net sales increased $0.5 million, or 11.9% (calculated on dollars in millions), from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006. This increase is attributable to both customer acquisition in our regulated industry markets and customer service efforts to retain existing customers. In addition, within any quarter, there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment and repair services, customer capital expenditure budgets, and customer outsourcing decisions. Our second quarter of fiscal years 2006 and 2005 calibration service sales, respectively, in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2006		FY 2005
	Q2	Q1	Q4	Q3	Q2	Q1

Service Sales Growth (Decline)	11.9%	6.8%	14.6%	0.0%	(2.3%)	(4.3%)
Gross Profit:

	Second Quarter Ended
	September	September
	24, 2005	25, 2004
Gross Profit:
Product	$2.3	$1.8
Service	1.3	1.1

Total	$3.6	$2.9

Gross profit increased as a percent of net sales from 23.3% in the second quarter of fiscal year 2005 to 25.6% in the second quarter of fiscal year 2006 (calculated on dollars in thousands).
Product gross profit increased $0.5 million, or 27.8% (calculated on dollars in millions) from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006, primarily attributable to the 13.3% (calculated on dollars in millions) increase in product sales. As a percent of net product sales, product gross profit increased 2.5 points (calculated on dollars in thousands) from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006. 1.7 points of this increase is a result of the timing of certain product purchase rebates earned during the second quarter of fiscal year 2006. The other 0.8 points of the increase is primarily attributable to the mix of products being sold within our core distribution channels.

Our product gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers reported as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16 (see Note 2 to our Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006		FY 2005
	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	22.6%	22.8%	22.2%	23.7%	22.0%	21.8%
Other Income (Expense) % (2)	1.9%	1.7%	3.5%	(0.5%)	(0.3%)	0.7%

Product Gross Profit %	24.5%	24.5%	25.7%	23.2%	21.7%	22.5%

(1)	Calculated at net sales less purchase costs.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration service gross profit increased $0.2 million, or 1.7 points (calculated on dollars in thousands) from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006. This increase is a result of an 11.9% (calculated on dollars in millions) increase in service sales and improving laboratory efficiency in a segment of our business where fixed costs are more effectively leveraged by an increase in sales. The following table reflects the quarterly historical trend of our calibration service gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006		FY 2005
	Q2	Q1	Q4	Q3	Q2	Q1

Service Gross Profit %	27.7%	27.7%	32.7%	28.6%	26.2%	25.0%
Operating Expenses:

	Second Quarter Ended
	September	September
	24, 2005	25, 2004
Operating Expenses:
Selling, Marketing, and Warehouse	$1.9	$1.7
Administrative	1.2	1.1

Total	$3.1	$2.8

Operating expenses increased $0.3 million, or 10.7% (calculated on dollars in millions), from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006. Selling, marketing, and warehouse expenses increased $0.2 million primarily as a result of an increase in agent commissions paid on product sales ($0.1 million) and an increase in payroll and related costs ($0.1 million). Administrative expenses increased $0.1 million primarily as a result of an increase in payroll and related costs.
Other Expense:

	Second Quarter Ended
	September	September
	24, 2005	25, 2004
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense	0.1	0.1

Total	$0.2	$0.2

Interest expense was consistent from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006. Other expense, primarily attributable to net losses in Canadian currency transactions, was also consistent from the second quarter of fiscal year 2005 to the second quarter of fiscal year 2006.

Taxes:

Second Quarter Ended
	September	September
	24, 2005	25, 2004

Provision for Income Taxes	$—	$—
We have not recognized any provision (benefit) for income taxes in the second quarter of fiscal years 2006 and 2005 as pretax income (loss) was offset by a reduction (increase) in our deferred tax asset valuation reserve. When calculating income tax expense or benefit, we recognize valuation allowances for deferred tax assets, which may not be realized using a “more likely than not” approach, as is more fully described in Note 2 to our Consolidated Financial Statements.
SIX MONTHS ENDED SEPTEMBER 24, 2005 COMPARED TO SIX MONTHS ENDED SEPTEMBER 25, 2004 (DOLLARS IN MILLIONS):
Sales:

	Six Months Ended
	September	September
	24, 2005	25, 2004
Net Sales:
Product	$18.8	$17.2
Service	9.4	8.5

Total	$28.2	$25.7

Net sales increased $2.5 million, or 9.7%, from the first six months of fiscal year 2005 to the first six months of fiscal year 2006.
Our distribution products net sales results, which accounted for 66.7% of our sales in the first six months of fiscal year 2006 and 66.8% of our sales in the first six months of fiscal year 2005 (calculated on dollars in thousands), reflect improved year over year customer response to our sales and marketing activities.
The majority of our distribution products net sales growth in the first six months of fiscal year 2006 compared to the first six months of fiscal year 2005 was primarily in our core distribution channels. In addition, we experienced product net sales growth in our other distribution channels, primarily from high-volume electrical and instrumentation wholesalers, which caused a shift in our mix by distribution channel. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2006 Six Months		FY 2005 Six Months (1)
	Ended September 24, 2005		Ended September 25, 2004
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (2)	Net Sales	Profit % (2)
Core	85.0%	25.0%	86.4%	24.1%
Government	2.0%	1.9%	3.3%	1.8%
Other	13.0%	13.4%	10.3%	14.3%

Total	100.0%	23.0%	100.0%	22.4%

(1)	Certain prior year customer reclassifications have been made to conform with current channel definitions.

(2)	Calculated at net sales less purchase costs.

Calibration service sales increased $0.9 million, or 10.6% (calculated on dollars in millions), in the first six months of fiscal year 2006 when compared to the first six months of fiscal year 2005. This increase is attributable to both customer acquisition in our regulated industry markets and customer service efforts to retain existing customers. In addition, within any quarter, there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment and repair services, customer capital expenditure budgets, and customer outsourcing decisions.
Gross Profit:

	Six Months Ended
	September	September
	24, 2005	25, 2004
Gross Profit:
Product	$4.6	$3.9
Service	2.6	2.1

Total	$7.2	$6.0

Gross profit increased as a percent of sales from 23.5% in the first six months of fiscal year 2005 to 25.6% in the first six months of fiscal year 2006 (calculated on dollars in thousands).
Product gross profit increased $0.7 million, or 17.9% (calculated on dollars in millions) from the first six months of fiscal year 2005 to the first six months of fiscal year 2006, primarily attributable to the 9.3% (calculated on dollars in millions) increase in product net sales. As a percent of net sales, product gross profit increased 1.8 points (calculated on dollars in thousands) from the first six months of fiscal year 2005 to the first six months of fiscal year 2006. 0.8 points of this increase is a result of the timing of certain product purchase rebates earned during the second quarter of fiscal year 2006. The other 1.0 points of the increase is primarily attributable to the mix of products being sold within our core distribution channels.
Our product gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers reported as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16 (see Note 2 to our Consolidated Financial Statements).
Calibration service gross profit increased $0.5 million, or 2.8 points (calculated on dollars in thousands) from the first six months of fiscal year 2005 to the first six months of fiscal year 2006. This increase is a result of a 10.6% (calculated on dollars in millions) increase in service sales and improving laboratory efficiency in a segment of our business where fixed costs are more effectively leveraged by an increase in sales.
Operating Expenses:

	Six Months Ended
	September	September
	24, 2005	25, 2004
Operating Expenses:
Selling, Marketing, and Warehouse	$3.9	$3.8
Administrative	2.4	2.4

Total	$6.3	$6.2

Operating expenses increased $0.1 million, or 1.6% (calculated on dollars in millions), from the first six months of fiscal year 2005 to the first six months of fiscal year 2006. Selling, marketing, and warehouse expenses increased $0.1 million primarily as a result of an increase in payroll and related costs. Administrative expenses were relatively consistent from the first six months of fiscal year 2005 to the first six months of fiscal year 2006.

Other Expense:

	Six Months Ended
	September	September
	24, 2005	25, 2004
Other Expense:
Interest Expense	$0.2	$0.1
Other Expense	0.1	0.2

Total	$0.3	$0.3

Interest expense increased from the first six months of fiscal year 2005 to the first six months of fiscal year 2006 resulting from higher interest rates applied to higher average debt. Other expense decreased in the first six months of fiscal year 2005 to the first six months of fiscal year 2006 primarily attributable to a decrease in net losses in Canadian currency transactions.
Taxes:

Six Months Ended
	September	September
	24, 2005	25, 2004

Provision for Income Taxes	$—	$—
We have not recognized any provision (benefit) for income taxes in the first six months of fiscal years 2006 and 2005 as pretax income (loss) was offset by a reduction (increase) in our deferred tax asset valuation reserve. When calculating income tax expense or benefit, we recognize valuation allowances for deferred tax assets, which may not be realized using a “more likely than not” approach, as is more fully described in Note 2 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	September	September
	24, 2005	25, 2004
Cash Provided by (Used in):
Operating Activities	$1,992	$1,564
Investing Activities	(362)	(414)
Financing Activities	(1,721)	(1,595)
Operating Activities: Cash provided by operating activities for the first six months of fiscal year 2006 was $2.0 million, an increase of $0.4 million when compared to the $1.6 million of cash provided by operating activities in the first six months of fiscal year 2005. This increase was the result of an increase in net income of $1.0 million, offset by, a decrease in cash provided by working capital of $0.5 million and a decrease in non-cash charges of $0.1 million. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory decreased by $0.5 million from March 26, 2005 to September 24, 2005. As previously reported, our inventory at March 26, 2005 was higher than we anticipated as product sales were below our expectations. Our inventory increased by $0.9 million from March 31, 2004 to September 25, 2004 in preparation for our historically strong six month product sales period. Our inventory at September 24, 2005 is higher than our inventory at September 25, 2004 primarily to support the product sales growth anticipated for the second half of fiscal year 2006 compared to the second half of fiscal year 2005. Our decline in accounts payable resulted in a significant improvement in our accounts payable to inventory ratio as follows (dollars in millions):

	September	September
	24, 2005	25, 2004
Accounts Payable	$4.1	$4.8
Inventory, net	$5.4	$4.6
Accounts Payable/Inventory Ratio	0.76	1.04
•	Receivables: The increase in our accounts receivable at the end of our second quarter of fiscal year 2006 compared to the end of the second quarter of fiscal year 2005 is due to sales growth in our current second quarter. We have continued to maintain strong collections on our accounts receivable, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	September	September
	24, 2005	25, 2004
Net Sales, for the last two fiscal months	$9.9	$9.0
Accounts Receivable, net	$6.3	$5.9
Days Sales Outstanding (based on 60 days)	38	39
Investing Activities: The $0.4 million of cash used in investing activities in the first six months of fiscal years 2006 and 2005 resulted from capital expenditures, primarily for our calibration laboratories.
Financing Activities: Our overall debt level was relatively consistent from September 25, 2004 to September 24, 2005, although there was change in the nature of our debt, as our term debt took on greater significance, as the table below illustrates (in millions). The $0.3 million decrease in our overall debt is primarily the result of the relative increase in cash provided by operating activities. See Note 3 to our Consolidated Financial Statements for further information regarding our debt.

	September	September
	24, 2005	25, 2004
Term Debt	$1.4	$0.3
Revolving Line of Credit	4.0	5.3
Capital Lease Obligations	0.1	0.2

Total Debt	$5.5	$5.8

Debt. Our third amendment to our Revolving Credit and Loan Agreement (“Credit Agreement”) with GMAC Business Credit, LLC consists of two term notes, a revolving line of credit, a capital expenditure loan option, and certain material terms which are disclosed in Note 3 of our Consolidated Financial Statements.
The table below indicates our excess (shortage) EBITDA (earnings before interest, income taxes, depreciation and amortization) percentage for the periods indicated. The second and third amendments to the Credit Agreement waived compliance with the EBITDA covenant for the first and second quarters of fiscal year 2005, respectively. The third amendment also reduced the EBITDA requirement for the third and fourth quarters of fiscal year 2005. We met our EBITDA covenant for the first and second quarters of fiscal year 2006 and expect to meet the covenant on an on-going basis.

	FY 2006		FY 2005
	Q2	Q1	Q4	Q3	Q2	Q1

Excess (Shortage) EBITDA	33%	23%	22%	17%	(20%)	(16%)
See Note 3 of our Consolidated Financial Statements for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for a discussion of interest rates on our debt.
Unconditional Purchase Obligation. In fiscal year 2002, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of TPG products until December 31, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.
On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement ends on December 31, 2006. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. Our purchases for calendar years 2004 and 2003 exceeded the commitment under the New Agreement. We believe that this commitment to make future purchases is consistent with our business needs and plans.
In addition, in accordance with GAAP, we are unable to recognize a gain of $1.5 million on the sale of TPG until the New Agreement expires on December 31, 2006.

OUTLOOK
We expect positive growth in both sales and earnings to continue throughout fiscal year 2006. We expect revenue growth to be in the high single to low double digits range, with gross margin improvement for the year likely driven primarily by increased volume. We expect operating expenses to grow in line with sales. We plan to increase investment in the following areas: marketing for prospecting and promotion, employee training, additional calibration technicians, and infrastructure investments, including information technology.
Our operating earnings objective for the second half of fiscal year 2006 is to exceed our earnings for the second half of fiscal year 2005, primarily based on our expectations for the calibration services segment. We expect operating earnings to increase for the year driven by the gross margin improvement in the first half of fiscal year 2006. Our planned manpower increases and capital expenditures will be devoted primarily to calibration services and we expect them to be tied to increased volume or replacement/improvement of equipment.
We expect that distribution products revenue will continue to grow in the high single to low double digits range for the second half of fiscal year 2006 as a result of the relatively stable U.S. economy and our increased prospecting. A $0.3 million product purchase rebate in the fourth quarter of fiscal year 2005 is not expected to repeat in the fourth quarter of fiscal year 2006.
We expect that calibration services revenues will grow in the high single to low double digits range as more companies outsource their total calibration management to Transcat. Additional calibration technicians added in the second quarter of fiscal year 2006 are expected to stabilize gross margins in calibration services for the third quarter of fiscal year 2006 but gross margins are expected to improve going forward as calibration services revenue increases.
As previously disclosed, we have had a valuation allowance on our net deferred tax assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending September 24, 2005 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as severance, restructuring, litigation, and directors’ compensation expenses. Although we believe that the Company today is stronger, more profitable, and better focused on operating a sound, profitable business model, we must maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal. We continue to evaluate that evidence on an ongoing basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On September 24, 2005 and September 25, 2004, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under the third amendment to our Credit Agreement described in Note 3 of our Consolidated Financial Statements, interest on the term loans and revolving line of credit is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the third amendment (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of September 24, 2005 were 6.75% and 3.86%, respectively.

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
Our interest rate for the first and second quarters of fiscal year 2006 was at Tier 3 and will continue to be at Tier 3 for the third quarter of fiscal year 2006.
FOREIGN CURRENCY
Approximately 91% and 92% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the second quarter and six months ended September 24, 2005 and September 25, 2004, respectively. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On September 24, 2005 and September 25, 2004, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
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
Indebtedness. In November 2004, we entered into a third amendment to our existing agreement with our lender. This amendment resulted in two additional term loans, in addition to our revolving line of credit. As of September 24, 2005, we owed $5.4 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this quarterly report on Form 10-Q, many of which are beyond our control.
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
We Expect That Our Quarterly Results Of Operations Will Fluctuate. Such Fluctuation Could Cause Our Stock Price To Decline. A large portion of our expenses for calibration services, including expenses for facilities, equipment and personnel, are relatively fixed, as is our commitment to purchase a pre-determined amount of inventory. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenue and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenue and operating results to fluctuate include:
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
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 16, 2005, our shareholders voted on the following proposals at our annual meeting of shareholders:
Proposal 1:
To elect E. Lee Garelick, Richard J. Harrison, Dr. Harvey J. Palmer, and John T. Smith as Directors of the Company, each to serve until the annual meeting of shareholders to be held in 2008:

Nominees	Votes For	Votes Withheld
E. Lee Garelick	5,843,002	257,164
Richard J. Harrison	6,071,366	28,800
Dr. Harvey J. Palmer	6,071,290	28,876
John T. Smith	6,071,366	28,800
There were no broker non-votes.
The other directors, whose terms of office continued after the meeting, are Francis R. Bradley, Nancy D. Hessler, Robert G. Klimasewski, Paul D. Moore, Cornelius J. Murphy, Alan H. Resnick, and Carl E. Sassano.
Proposal 2:
To approve and ratify the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the fiscal year ending March 25, 2006.

Votes For:	6,072,401
Votes Against:	5,687
Votes Abstained:	22,078
Broker Non-Votes:	—
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: November 3, 2005	/s/ Carl E. Sassano
Carl E. Sassano
Chairman, President, and Chief Executive Officer

Date: November 3, 2005	/s/ Charles P. Hadeed

Charles P. Hadeed
Chief Operating Officer, Vice President of Finance, and
Chief Financial Officer

INDEX TO EXHIBITS

(10)	Material Contracts

	10.1	Form of Award Notice for Non-qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications