Form 10-Q
period 2005-12-24
TRANSCAT INC
filed 2006-02-06
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 24, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of February 3, 2006 was 6,733,175.

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements (unaudited):

	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Third Quarter and Nine Months Ended December 24, 2005 and December 25, 2004	3

	Consolidated Balance Sheets as of December 24, 2005 and March 26, 2005	4

	Consolidated Statements of Cash Flows for the Nine Months Ended December 24, 2005 and December 25, 2004	5

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended December 24, 2005	6

	Notes to Consolidated Financial Statements	7-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27-29

Item 4.	Controls and Procedures	29

PART II.	OTHER INFORMATION

Item 6.	Exhibits	29

SIGNATURES		30

INDEX TO EXHIBITS		31
EX-31.1 Certification of CEO
EX-31.2 Certification of CFO
EX-32.1 Certification of CEO and CFO

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	24, 2005	25, 2004	24, 2005	25, 2004
Product Sales	$11,500	$9,856	$30,297	$27,028
Service Sales	4,733	4,184	14,120	12,722

Net Sales	16,233	14,040	44,417	39,750

Cost of Products Sold	8,704	7,530	22,917	20,821
Cost of Services Sold	3,674	2,992	10,431	9,376

Total Cost of Products and Services Sold	12,378	10,522	33,348	30,197

Gross Profit	3,855	3,518	11,069	9,553

Selling, Marketing, and Warehouse Expenses	2,256	1,946	6,199	5,752
Administrative Expenses	1,178	1,162	3,607	3,580

Total Operating Expenses	3,434	3,108	9,806	9,332

Operating Income	421	410	1,263	221

Interest Expense	98	89	321	234
Other Expense	34	49	130	235

Total Other Expense	132	138	451	469

Income (Loss) Before Income Taxes	289	272	812	(248)
Provision for Income Taxes	—	—	—	—

Net Income (Loss)	289	272	812	(248)

Other Comprehensive Income:
Currency Translation Adjustment	12	64	92	148

Comprehensive Income (Loss)	$301	$336	$904	$(100)

Basic Earnings (Loss) Per Share	$0.04	$0.04	$0.12	$(0.04)
Average Shares Outstanding (in thousands)	6,682	6,414	6,611	6,371

Diluted Earnings (Loss) Per Share	$0.04	$0.04	$0.11	$(0.04)
Average Shares Outstanding (in thousands)	7,288	6,979	7,196	6,371
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December	March
	24, 2005	26, 2005
ASSETS
Current Assets:
Cash	$138	$106
Accounts Receivable, less allowance for doubtful accounts of $64 and $56 as of December 24, 2005 and March 26, 2005, respectively	8,003	8,089
Other Receivables	175	313
Finished Goods Inventory, net	5,597	5,902
Prepaid Expenses and Deferred Charges	1,073	630

Total Current Assets	14,986	15,040
Property, Plant and Equipment, net	2,028	1,984
Capital Leases, net	66	115
Goodwill	2,524	2,524
Prepaid Expenses and Deferred Charges	133	188
Other Assets	269	261

Total Assets	$20,006	$20,112

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,456	$4,544
Accrued Payrolls, Commissions, and Other	1,786	2,031
Income Taxes Payable	88	100
Current Portion of Term Loan	758	758
Current Portion of Capital Lease Obligations	71	66
Revolving Line of Credit	4,033	5,498

Total Current Liabilities	12,192	12,997
Term Loan, less current portion	429	1,020
Capital Lease Obligations, less current portion	3	56
Deferred Compensation	125	181
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	14,293	15,798

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,938,011 and 6,700,505 shares issued as of December 24, 2005 and March 26, 2005, respectively; 6,690,747 and 6,453,241 shares outstanding as of December 24, 2005 and March 26, 2005, respectively	3,469	3,350
Capital in Excess of Par Value	4,481	3,995
Warrants	329	430
Unearned Compensation	(26)	(17)
Accumulated Other Comprehensive Gain	188	96
Accumulated Deficit	(1,890)	(2,702)
Less: Treasury Stock, at cost, 247,264 shares as of December 24, 2005 and March 26, 2005, respectively	(838)	(838)

Total Stockholders’ Equity	5,713	4,314

Total Liabilities and Stockholders’ Equity	$20,006	$20,112

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December	December
	24, 2005	25, 2004
Cash Flows from Operating Activities:
Net Income (Loss)	$812	$(248)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	1,009	1,131
Provision for Doubtful Accounts Receivable	8	(6)
Provision for Returns	(3)	—
Provision for Slow Moving or Obsolete Inventory	6	(8)
Common Stock Expense	78	170
Amortization of Unearned Compensation	35	117
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	306	1,445
Inventories	299	(1,744)
Income Taxes Receivable / Payable	(12)	144
Prepaid Expenses, Deferred Charges, and Other	(796)	(517)
Accounts Payable	912	362
Accrued Payrolls, Commissions, and Other	(245)	(531)
Deferred Compensation	(27)	(28)

Net Cash Provided by Operating Activities	2,382	287

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(604)	(512)

Net Cash Used in Investing Activities	(604)	(512)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,465)	(1,695)
Payments on Term Loans	(591)	(723)
Payments on Term Loan Borrowings	—	2,000
Payments on Capital Leases	(48)	(44)
Issuance of Common Stock	353	124

Net Cash Used in Financing Activities	(1,751)	(338)

Effect of Exchange Rate Changes on Cash	5	147

Net Increase (Decrease) in Cash	32	(416)
Cash at Beginning of Period	106	547

Cash at End of Period	$138	$131

Supplemental Disclosure of Non-Cash Financing Activity:
Expiration of Warrants from Debt Retirement	$101	$88
Non-Cash Issuance of Common Stock	$63	$—
Disposal of Fully Reserved Obsolete Inventory	$93	$—
Treasury Stock Acquired in Cashless Exercise of Stock Options	$—	$385
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accum-
			Capital		Un-	ulated
	Common Stock		In		earned	Other		Treasury Stock
	Outstanding		Excess		Comp-	Compre-	Accum-	Outstanding
	$0.50 Par Value		of Par	War-	ensa-	hensive	ulated	at Cost
	Shares	Amount	Value	rants	tion	Gain	Deficit	Shares	Amount	Total
Balance as of March 26, 2005	6,453	$3,350	$3,995	$430	$(17)	$96	$(2,702)	247	$(838)	$4,314
Issuance of Common Stock	203	102	314							416
Restricted Stock:
Issuance of Restricted Stock	35	17	71		(44)					44
Amortization of Unearned Compensation					35					35
Expired Warrants			101	(101)						—
Comprehensive Income:
Currency Translation Adjustment						92				92
Net Income							812			812

Balance as of December 24, 2005	6,691	$3,469	$4,481	$329	$(26)	$188	$(1,890)	247	$(838)	$5,713

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
For the third quarter of the fiscal year ending March 25, 2006 (“fiscal year 2006”), the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. For the first nine months of fiscal year 2006, the net additional Common Stock equivalents had a $0.01 per share effect on the calculation of dilutive earnings per share. For the third quarter of fiscal year 2005, the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. For the first nine months of fiscal year 2005, there were no dilutive shares. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from stock options, warrants, and non-vested restricted stock are summarized as follows:

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	24, 2005	25, 2004	24, 2005	25, 2004
Shares Outstanding:
Dilutive	606	565	585	—
Anti-dilutive	409	722	430	743

Total	1,015	1,287	1,015	743

Range of Exercise Prices per Share:
Options	$0.80-$4.52	$0.80-$3.00	$0.80-$4.52	$0.80-$3.00
Warrants	$0.97-$4.26	$0.97-$2.91	$0.97-$4.26	$0.97-$2.91
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
Deferred Gain on TPG: As a result of certain post divestiture commitments, Transcat is unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in the fiscal year ended March 31, 2002 (“fiscal year 2002”), until those commitments expire on December 31, 2006. See Note 5 of the Consolidated Financial Statements for further disclosure.
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
Pro forma amounts are as follows:

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	24, 2005	25, 2004	24, 2005	25, 2004
Net Income (Loss), as reported	$289	$272	$812	$(248)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	45	116	113	214
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(95)	(174)	(263)	(387)

Pro Forma Net Income (Loss)	$239	$214	$662	$(421)

Earnings (Loss) Per Share:
Basic — as reported	$0.04	$0.04	$0.12	$(0.04)
Basic — pro forma	$0.04	$0.03	$0.10	$(0.07)
Average Shares Outstanding	6,682	6,414	6,611	6,371

Diluted — as reported	$0.04	$0.04	$0.11	$(0.04)
Diluted — pro forma	$0.03	$0.03	$0.09	$(0.07)
Average Shares Outstanding	7,288	6,979	7,196	6,371

NOTE 3 – DEBT
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
Term Loans. Under the Third Amendment, the Company entered into two term loans, Term Loan A and Term Loan B, in the amounts of $1.5 million and $0.5 million, respectively. The notes representing the term loans require annual payments of $0.5 million and $0.2 million, respectively, payable over three years in equal monthly installments, commencing on December 1, 2004. The Company is further required to reduce the term loans on an annual basis by a percentage of excess cash flow, as defined in the Third Amendment. Term Loan B will be reduced by the lesser of the balance owed on Term Loan B or 50% of the Company’s excess cash flow payable in three monthly installments. Once Term Loan B has been repaid, the excess cash flow payment required against Term Loan A is 20% of the Company’s excess cash flow, not to exceed $0.2 million, annually. As of December 24, 2005, the Third Amendment requires the Company to make the following principal payments on combined term loans, after giving effect to any excess cash flow payments to be made:

	Principal Payments After Giving
	Effect to Excess Cash Flow Payments
	Term Loan A	Term Loan B	Total
Fiscal Year 2006 (1)	125	132	257
Fiscal Year 2007	500	97	597
Fiscal Year 2008	333	—	333

Total	$958	$229	$1,187

(1)	On the Consolidated Balance Sheets as of December 24, 2005, the $0.8 million current portion of term loan consists of $0.7 million from principal term loan payments for the remaining three months of fiscal year 2006 and for the first nine months of fiscal year 2007; and, $0.1 million from estimated excess cash flow payments.
LOC. Under the Third Amendment, the maximum amount available under the LOC portion is $9.0 million. As of December 24, 2005, the Company was eligible to borrow up to $8.8 million based on assets and borrowed $4.0 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).
The Credit Agreement contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions resulted in a short-term classification of the LOC in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.

Interest. Interest on the term loans and LOC is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio, as defined in the Third Amendment (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of December 24, 2005 were 7.25% and 4.39%, respectively. The Company’s interest rate for the first, second, and third quarters of fiscal year 2006 was at Tier 3, as described in the following chart:

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
Covenants. The Credit Agreement has certain covenants with which the Company has to comply, including a minimum EBITDA covenant, and restrictions on capital expenditures and Master Catalog spending. The Third Amendment includes a revised EBITDA covenant, a fixed charge coverage ratio covenant and revised restrictions on capital expenditures and Master Catalog spending. The Company was in compliance with all loan covenants and requirements for the third quarter of fiscal year 2006.
Loan Costs. In accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, any fees paid to GMAC, third party costs associated with the LOC of the Third Amendment, and unamortized costs remaining under the Credit Agreement, are amortized over the term of the Third Amendment.
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
The Third Amendment also provides for a capital expenditure loan (“Cap-x Loan”). The Company has achieved an EBITDA, as defined in the Credit Agreement, of at least $2.4 million on a trailing twelve months basis in the required time frame specified in the Credit Agreement and therefore may make a Cap-x Loan of up to $1.0 million for qualifying capital expenditures. As of December 24, 2005, the Company has not borrowed any additional monies. The Cap-x Loan would be payable in equal monthly payments over a 36 month period with any residual balance resulting in a balloon payment at October 31, 2007. Interest is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio with the same terms as Term Loan A (see chart above).

NOTE 4 — SEGMENT AND GEOGRAPHIC DATA
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 2 of the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment for the third quarter and nine months ended December 24, 2005 and December 25, 2004:

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	24, 2005	25, 2004	24, 2005	25, 2004
Net Sales:
Product	$11,500	$9,856	$30,297	$27,028
Service	4,733	4,184	14,120	12,722

Total	16,233	14,040	44,417	39,750

Gross Profit:
Product	2,796	2,326	7,380	6,207
Service	1,059	1,192	3,689	3,346

Total	3,855	3,518	11,069	9,553

Operating Expenses:
Product	2,095	2,003	5,794	5,851
Service	1,339	1,105	4,012	3,481

Total	3,434	3,108	9,806	9,332

Operating Income (Loss):
Product	701	323	1,586	356
Service	(280)	87	(323)	(135)

Total	421	410	1,263	221

Unallocated Amounts:
Other Expense (including interest)	132	138	451	469
Provision for Income Taxes	—	—	—	—
Total	132	138	451	469

Net Income (Loss)	$289	$272	$812	$(248)

NOTE 5 — COMMITMENTS
Unconditional Purchase Obligation: In fiscal year 2002, the Company entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of Transmation and Altek products until December 31, 2006. Under the Distribution Agreement, the Company also agreed to purchase a pre-determined amount of inventory from Fluke.
On October 31, 2002, with an effective date of September 1, 2002, the Company entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement ends on December 31, 2006. Under the terms of the New Agreement, among other items, the Company agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. The Company’s purchases for calendar years 2005, 2004, and 2003 exceeded the commitment under the New Agreement. The Company believes that this commitment to make future purchases is consistent with Transcat’s business needs and plans.
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
Accounts Receivable: Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in our Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the specific formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to sales over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of sales and/or the historical rate of returns.
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

RESULTS OF OPERATIONS
The following table sets forth, for the third quarter and first nine months of the fiscal year ending March 25, 2006 (“fiscal year 2006”) and the third quarter and first nine months of the fiscal year ended March 26, 2005 (“fiscal year 2005”), the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	24, 2005	25, 2004	24, 2005	25, 2004
As a Percentage of Net Sales:

Product Sales	70.8%	70.2%	68.2%	68.0%
Service Sales	29.2%	29.8%	31.8%	32.0%

Net Sales	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	24.3%	23.6%	24.4%	23.0%
Service Gross Profit	22.4%	28.5%	26.1%	26.3%
Total Gross Profit	23.7%	25.1%	24.9%	24.0%

Selling, Marketing, and Warehouse Expenses	13.9%	13.9%	14.0%	14.5%
Administrative Expenses	7.3%	8.3%	8.1%	9.0%

Total Operating Expenses	21.2%	22.2%	22.1%	23.5%

Operating Income (Loss)	2.5%	2.9%	2.8%	0.5%

Interest Expense	0.6%	0.6%	0.7%	0.6%
Other Expense	0.2%	0.3%	0.3%	0.6%

Total Other Expense	0.8%	0.9%	1.0%	1.2%

Income (Loss) Before Income Taxes	1.7%	2.0%	1.8%	(0.7)%
Provision for Income Taxes	—%	—%	—%	—%

Net Income (Loss)	1.7%	2.0%	1.8%	(0.7)%

THIRD QUARTER ENDED DECEMBER 24, 2005 COMPARED TO THIRD QUARTER ENDED DECEMBER 25, 2004
(dollars in millions):
Sales:

	Third Quarter Ended
	December	December
	24, 2005	25, 2004
Net Sales:
Product	$11.5	$9.9
Service	4.7	4.2

Total	$16.2	$14.1

Net sales increased $2.1 million, or 14.9% (calculated on dollars in millions) from the third quarter of fiscal year 2005 to the third quarter of fiscal year 2006.
Our distribution products net sales results, which accounted for 70.8% of our sales in the third quarter of fiscal year 2006 and 70.2% of our sales in the third quarter of fiscal year 2005 (calculated on dollars in thousands), reflect improved year over year customer response to our sales and marketing activities. Our fiscal years 2006 and 2005 product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2006			FY 2005
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	16.2%	13.3%	5.6%	(2.9%)	6.5%	9.2%	11.3%
The majority of our distribution products net sales growth in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 was primarily in our core distribution channels. In addition, we experienced product net sales growth in our other distribution channels, primarily from high-volume electrical and instrumentation wholesalers, which caused a shift in our mix by distribution channel. The following table provides the percent of net sales and the approximate gross profit percentage for significant product distribution channels for the third quarter of fiscal years 2006 and 2005 (calculated on dollars in thousands):

	FY 2006 Third Quarter		FY 2005 Third Quarter (1)
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (2)	Net Sales	Profit % (2)
Core	84.5%	25.8%	87.4%	24.7%
Government	3.1%	0.0%	2.0%	3.7%
Other	12.4%	14.2%	10.6%	14.1%

Total	100.0%	23.6%	100.0%	23.1%

(1)	Certain prior year customer reclassifications have been made to conform with current channel definitions.

(2)	Calculated at net sales less purchase costs.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for the third quarter of fiscal year 2006 were relatively consistent with the third quarter of fiscal year 2005. We experienced an increase in the number of backorders in the third quarter of fiscal year 2006 compared to the third quarter of fiscal year 2005 as we experienced an increase in customer special orders, which we do not inventory. The following table reflects this increase in the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2006			FY 2005
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable Product Orders	$1.3	$1.5	$1.3	$1.3	$1.3	$1.5	$1.5

% of Unshippable Product Orders that are Backorders	84.6%	72.1%	78.7%	76.9%	76.9%	80.0%	80.2%
Calibration services net sales increased $0.5 million, or 11.9% (calculated on dollars in millions), from the third quarter of fiscal year 2005 to the third quarter of fiscal year 2006. This increase is attributable to both customer acquisition in our regulated industry markets and customer service efforts to retain existing customers. In addition, within any quarter, there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment and repair services, customer capital expenditure budgets, and customer outsourcing decisions. Our fiscal years 2006 and 2005 calibration service sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2006			FY 2005
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Sales Growth (Decline)	11.9%	11.9%	6.8%	14.6%	0.0%	(2.3%)	(4.3%)
Gross Profit:

	Third Quarter Ended
	December	December
	24, 2005	25, 2004
Gross Profit:
Product	$2.8	$2.3
Service	1.1	1.2

Total	$3.9	$3.5

Gross profit decreased as a percent of net sales from 25.1% in the third quarter of fiscal year 2005 to 23.7% in the third quarter of fiscal year 2006 (calculated on dollars in thousands).
Product gross profit increased $0.5 million, or 21.7% (calculated on dollars in millions) from the third quarter of fiscal year 2005 to the third quarter of fiscal year 2006, primarily attributable to the 16.2% (calculated on dollars in millions) increase in product net sales. As a percent of product net sales, product gross profit increased 0.7 points (calculated on dollars in thousands) from the third quarter of fiscal year 2005 to the third quarter of fiscal year 2006, primarily attributable to the mix of products being sold within our core distribution channels. This product gross profit increase was partially offset by product net sales growth in our other distribution channels that typically support lower margins discussed above.

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

	FY 2006			FY 2005
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	23.9%	22.6%	22.8%	22.2%	23.7%	22.0%	21.8%
Other Income (Expense) % (2)	0.9%	1.9%	1.7%	3.5%	(0.5%)	(0.3%)	0.7%

Product Gross Profit %	24.8%	24.5%	24.5%	25.7%	23.2%	21.7%	22.5%

(1)	Calculated at net sales less purchase costs.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration services gross profit decreased $0.1 million, or 6.1 points (calculated on dollars in thousands) from the third quarter of fiscal year 2005 to the third quarter of fiscal year 2006. This decrease is primarily due to calibration service mix and investment in calibration service capacity. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006			FY 2005
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit %	23.4%	27.7%	27.7%	32.7%	28.6%	26.2%	25.0%
Operating Expenses:

	Third Quarter Ended
	December	December
	24, 2005	25, 2004
Operating Expenses:
Selling, Marketing, and Warehouse	$2.3	$1.9
Administrative	1.2	1.2

Total	$3.5	$3.1

Operating expenses increased $0.4 million, or 12.9% (calculated on dollars in millions), from the third quarter of fiscal year 2005 to the third quarter of fiscal year 2006. Selling, marketing, and warehouse expenses increased $0.4 million primarily as a result of an increase in payroll and related costs and an increase in marketing initiatives. Administrative expenses were relatively consistent from the third quarter of fiscal year 2005 to the third quarter of fiscal year 2006 and declined as a percent of net sales from 8.3% in the third quarter of fiscal year 2005 to 7.3% in the third quarter of fiscal year 2006 (calculated on dollars in thousands).
Other Expense:

	Third Quarter Ended
	December	December
	24, 2005	25, 2004
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense	—	—

Total	$0.1	$0.1

Interest expense was consistent from the third quarter of fiscal year 2005 to the third quarter of fiscal year 2006. Other expense, primarily attributable to net losses in Canadian currency transactions, was insignificant in both periods.

Taxes:

Third Quarter Ended
	December	December
	24, 2005	25, 2004
Provision for Income Taxes	$—	$—
We have not recognized any provision for income taxes in the third quarter of fiscal years 2006 and 2005 as pretax income was offset by a reduction in our deferred tax asset valuation reserve. When calculating income tax expense, we recognize valuation allowances for deferred tax assets, which may not be realized using a “more likely than not” approach, as is more fully described in Note 2 to our Consolidated Financial Statements.
NINE MONTHS ENDED DECEMBER 24, 2005 COMPARED TO NINE MONTHS ENDED DECEMBER 25, 2004 (dollars in millions):
Sales:

	Nine Months Ended
	December	December
	24, 2005	25, 2004
Net Sales:
Product	$30.3	$27.0
Service	14.1	12.7

Total	$44.4	$39.7

Net sales increased $4.7 million, or 11.8% (calculated on dollars in millions), from the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006.
Our distribution products net sales results, which accounted for 68.2% of our sales in the first nine months of fiscal year 2006 and 68.0% of our sales in the first nine months of fiscal year 2005 (calculated on dollars in thousands), reflect improved year over year customer response to our sales and marketing activities.
The majority of our distribution products net sales growth in the first nine months of fiscal year 2006 compared to the first nine months of fiscal year 2005 was primarily in our core distribution channels. In addition, we experienced product net sales growth in our other distribution channels, primarily from high-volume electrical and instrumentation wholesalers, which caused a shift in our mix by distribution channel. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2006 Nine Months		FY 2005 Nine Months (1)
	Ended December 24, 2005		Ended December 25, 2004
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (2)	Net Sales	Profit % (2)
Core	84.8%	25.3%	86.8%	24.3%
Government	2.4%	0.7%	2.8%	2.3%
Other	12.8%	13.8%	10.4%	14.2%

Total	100.0%	23.2%	100.0%	22.6%

(1)	Certain prior year customer reclassifications have been made to conform with current channel definitions.

(2)	Calculated at net sales less purchase costs.

Calibration services net sales increased $1.4 million, or 11.0% (calculated on dollars in millions), in the first nine months of fiscal year 2006 when compared to the first nine months of fiscal year 2005. This increase is attributable to both customer acquisition in our regulated industry markets and customer service efforts to retain existing customers. In addition, within any quarter, there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment and repair services, customer capital expenditure budgets, and customer outsourcing decisions.
Gross Profit:

	Nine Months Ended
	December	December
	24, 2005	25, 2004
Gross Profit:
Product	$7.4	$6.2
Service	3.7	3.3

Total	$11.1	$9.5

Gross profit increased as a percent of sales from 24.0% in the first nine months of fiscal year 2005 to 24.9% in the first nine months of fiscal year 2006 (calculated on dollars in thousands).
Product gross profit increased $1.2 million, or 19.4% (calculated on dollars in millions) from the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006, primarily attributable to the 12.2% (calculated on dollars in millions) increase in product net sales. As a percent of net sales, product gross profit increased 1.4 points (calculated on dollars in thousands) from the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006. This increase is primarily the result of the mix of products being sold within our core distribution channels. We also experienced an increase from earned product purchase rebates and an increase in cooperative advertising income which was partially offset by product net sales growth in our other distribution channels that typically support lower margins discussed above.
Our product gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers reported as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16 discussed above (see Note 2 to our Consolidated Financial Statements).
Calibration services gross profit increased $0.4 million (calculated on dollars in thousands) from the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006, primarily from an 11.0% (calculated on dollars in millions) increase in service sales. As a percent of net sales, calibration services gross profit decreased 0.1 points (calculated on dollars in thousands) from the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006, primarily due to calibration service mix and investment in calibration service capacity that took place in our current third quarter.
Operating Expenses:

	Nine Months Ended
	December	December
	24, 2005	25, 2004
Operating Expenses:
Selling, Marketing, and Warehouse	$6.2	$5.8
Administrative	3.6	3.6

Total	$9.8	$9.4

Operating expenses increased $0.4 million, or 4.3% (calculated on dollars in millions), from the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006. Selling, marketing, and warehouse expenses increased $0.4 million primarily as a result of an increase in payroll and related costs and an increase in marketing initiatives. Administrative expenses were relatively consistent from the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006 and declined as a percent of net sales from 9.0% in the first nine months of fiscal year 2005 to 8.1% in the first nine months of fiscal year 2006 (calculated on dollars in thousands).

Other Expense:

	Nine Months Ended
	December	December
	24, 2005	25, 2004
Other Expense:
Interest Expense	$0.3	$0.2
Other Expense	0.1	0.2

Total	$0.4	$0.4

Interest expense increased from the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006 resulting from higher interest rates applied to lower average debt. Other expense decreased in the first nine months of fiscal year 2005 to the first nine months of fiscal year 2006 primarily attributable to a decrease in net losses in Canadian currency transactions.
Taxes:

Nine Months Ended
	December	December
	24, 2005	25, 2004
Provision for Income Taxes	$—	$—
We have not recognized any provision (benefit) for income taxes in the first nine months of fiscal years 2006 and 2005 as pretax income (loss) was offset by a reduction (increase) in our deferred tax asset valuation reserve. When calculating income tax expense or benefit, we recognize valuation allowances for deferred tax assets, which may not be realized using a “more likely than not” approach, as is more fully described in Note 2 to our Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	December	December
	24, 2005	25, 2004
Cash Provided by (Used in):
Operating Activities	$2,382	$287
Investing Activities	(604)	(512)
Financing Activities	(1,751)	(338)
Operating Activities: Cash provided by operating activities for the first nine months of fiscal year 2006 was $2.4 million, an increase of $2.1 million when compared to the $0.3 million of cash provided by operating activities in the first nine months of fiscal year 2005. This $2.1 million increase was primarily the result of an increase in net income of $1.1 million and an increase in cash provided by working capital of $1.3 million, primarily from relatively stable inventory levels in the first nine months of fiscal year 2006 compared to a large increase in inventory levels in the first nine months of fiscal year 2005. The increase in cash provided by operating activities was offset by a decrease in non-cash charges of $0.3 million. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory decreased by $0.3 million from March 26, 2005 to December 24, 2005. As previously reported, our inventory at March 26, 2005 was higher than we anticipated as product sales were below our expectations. Our inventory increased by $1.7 million from March 27, 2004 to December 25, 2004 in preparation for our historically strong product sales fourth quarter. Our inventory at December 24, 2005 was slightly higher than our inventory at December 25, 2004 primarily to support the product sales growth anticipated for the fourth quarter of fiscal year 2006 compared to the fourth quarter of fiscal year 2005. Our increase in accounts payable, as the following table illustrates (dollars in millions), is primarily the result of the timing of outstanding checks clearing:

	December	December
	24, 2005	25, 2004
Accounts Payable	$5.5	$4.5
Inventory, net	$5.6	$5.5
Accounts Payable/Inventory Ratio	0.98	0.82
•	Receivables: The increase in our accounts receivable at the end of our third quarter of fiscal year 2006 compared to the end of the third quarter of fiscal year 2005 is due to sales growth in our current third quarter. We have continued to maintain strong collections on our accounts receivable, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	December	December
	24, 2005	25, 2004
Net Sales, for the last two fiscal months	$11.4	$9.9
Accounts Receivable, net	$8.0	$6.7
Days Sales Outstanding (based on 60 days)	42	41
Investing Activities: The $0.6 million and $0.5 million of cash used in investing activities in the first nine months of fiscal years 2006 and 2005, respectively, resulted from capital expenditures, primarily for our calibration laboratories.
Financing Activities: The $1.4 million decrease in our overall debt is primarily the result of the increase in cash provided by operating activities. See Note 3 to our Consolidated Financial Statements for further information regarding our debt.

	December	December
	24, 2005	25, 2004
Term Debt	$1.2	$1.9
Revolving Line of Credit	4.0	$4.7
Capital Lease Obligations	0.1	$0.1

Total Debt	$5.3	$6.7

Debt. Our third amendment to our Revolving Credit and Loan Agreement (“Credit Agreement”) with GMAC Business Credit, LLC consists of two term notes, a revolving line of credit, a capital expenditure loan option, and certain material terms which are disclosed in Note 3 of our Consolidated Financial Statements.
The table below indicates our excess (shortage) EBITDA (earnings before interest, income taxes, depreciation and amortization) percentage for the periods indicated. The second and third amendments to the Credit Agreement waived compliance with the EBITDA covenant for the first and second quarters of fiscal year 2005, respectively. The third amendment also reduced the EBITDA requirement for the third and fourth quarters of fiscal year 2005. We met our EBITDA covenant for the first, second, and third quarters of fiscal year 2006 and expect to meet the covenant on an on-going basis.

	FY 2006			FY 2005
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Excess (Shortage) EBITDA	30%	33%	23%	22%	17%	(20%)	(16%)
See Note 3 of our Consolidated Financial Statements for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for a discussion of interest rates on our debt.
Unconditional Purchase Obligation. In fiscal year 2002, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of Transmation and Altek products until December 31, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.
On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement ends on December 31, 2006. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. Our purchases for calendar years 2005, 2004, and 2003 exceeded the commitment under the New Agreement. We believe that this commitment to make future purchases is consistent with our business needs and plans.
In addition, in accordance with GAAP, we are unable to recognize the gain of $1.5 million on the divestiture of TPG until the New Agreement expires on December 31, 2006.

OUTLOOK
Results for the first nine months of fiscal year 2006 resulted from the continued implementation of our strategic plan through sales growth and control over operating costs. We have and will continue to make investments intended to enhance our sales and marketing fundamentals and insure we have trained professionals to handle our growth.
Our distribution products revenue growth for the first nine months of fiscal year 2006 resulted from targeted sales programs and direct mail efforts. Proactive customer service and application assistance from our sales staff supported the growth in revenues. We expect steady growth for distribution products revenue to continue. A $0.3 million product purchase rebate in the fourth quarter of fiscal year 2005 is not expected to repeat in the fourth quarter of fiscal year 2006. We anticipate product gross margins for the fourth quarter of fiscal year 2006 to be comparable with our fourth quarter fiscal year 2005 results, excluding the rebate.
Calibration services revenue growth for the first nine months of fiscal year 2006 resulted from adding new customers in our targeted regulated markets who recognized the benefits of outsourcing their calibration services needs. We expect growth for calibration services revenues to continue, and to the extent that we are able to leverage incremental calibration services revenue against a planned increase in our calibration services cost structure, we expect to improve calibration services gross margins going forward.
As previously disclosed, we have had a valuation allowance on our net deferred tax assets providing for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. The existence of cumulative losses in the most recent three-year fiscal period ending December 24, 2005 is sufficient negative evidence to maintain the valuation allowance under the provisions of SFAS No. 109. Our results over the most recent three-year period were heavily affected by such charges as severance, restructuring, litigation, and directors’ compensation expenses. Although we believe that the Company today is stronger, more profitable, and better focused on operating a sound, profitable business model, we must maintain a valuation allowance until sufficient positive evidence exists to support its reduction or reversal. We continue to evaluate that evidence on an ongoing basis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On December 24, 2005 and December 25, 2004, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under the third amendment to our Credit Agreement described in Note 3 of our Consolidated Financial Statements, interest on the term loans and revolving line of credit is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the third amendment (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of December 24, 2005 were 7.25% and 4.39%, respectively.

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
Our interest rate for the first, second, and third quarters of fiscal year 2006 was at Tier 3 and will continue to be at Tier 3 for the fourth quarter of fiscal year 2006.
FOREIGN CURRENCY
Approximately 91% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the third quarter and nine months ended December 24, 2005 and December 25, 2004. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On December 24, 2005 and December 25, 2004, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
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
Indebtedness. In November 2004, we entered into a third amendment to our existing agreement with our lender. This amendment resulted in two additional term loans, in addition to our revolving line of credit. As of December 24, 2005, we owed $5.2 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lenders may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this quarterly report on Form 10-Q, many of which are beyond our control.
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
Changes In Accounting Standards, Legal Requirements and The Nasdaq Stock Market Listing Standards, Or Our Ability to Comply With Any Existing Requirements or Standards, Could Adversely Affect Our Operating Results. Extensive reforms relating to public company financial reporting, corporate governance and ethics, the Nasdaq Stock Market listing standards and oversight of the accounting profession have been implemented over the past several years. Compliance with the new rules, regulations and standards that have resulted from such reforms has increased our accounting and legal costs and has required significant management time and attention. In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergo additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse affect on our results of operations. In addition, although we believe we are in full compliance with all such existing rules, regulations and standards, should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely effected and the market price of our common stock could decline.
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

TRANSCAT, INC.

Date: February 6, 2006	/s/ Carl E. Sassano
Carl E. Sassano
Chairman, President, and Chief Executive Officer

Date: February 6, 2006	/s/ Charles P. Hadeed

Charles P. Hadeed
Chief Operating Officer, Vice President of Finance, and Chief Financial Officer

INDEX TO EXHIBITS
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications