Form 10-K
period 2006-03-25
TRANSCAT INC
filed 2006-06-22
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 25, 2006
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
Common Stock, $0.50 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act). (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on September 24, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $28,463,000. The market value calculation was determined using the closing sale price of the Registrant’s Common Stock on September 24, 2005, as reported on the NASDAQ Capital Market.

The number of shares of Common Stock of the Registrant outstanding as of June 20, 2006 was 6,863,695.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14, of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on August 15, 2006, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the end of the fiscal year to which this report relates.

PART I.

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results and outcomes may materially differ from those expressed or forecast in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Through our distribution products segment, we market and distribute national and proprietary brand instruments to approximately 11,000 global customers. Our catalog (“Master Catalog”) offers access to more than 25,000 instruments, including: calibrators, deadweight testers, temperature devices, multimeters, oscilloscopes, pressure pumps, testers, recorders, and related accessories, from nearly 250 of the industry’s leading manufacturers including Fluke, Hart Scientific, Agilent, Ametek, and GE-Sensing. In addition, we are the exclusive worldwide distributor for Transmation and Altek products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most exacting measurements.

Through our calibration services segment, we offer precise, reliable, fast calibration services. In February 2006, we acquired an additional Calibration Center of Excellence in Fort Wayne, Indiana primarily focused on expanding our service offerings. As of March 25, 2006, the end of our most recently completed fiscal year (“fiscal year 2006”), we operated twelve Calibration Centers of Excellence strategically located across the United States, Puerto Rico, and Canada servicing approximately 8,000 customers. To support our customers’ calibration service needs, we deliver the industry’s highest quality calibration services and repairs. Each of our calibration laboratories is ISO-9001:2000 and our scope of accreditation to ISO/IEC 17025 is the widest in the industry for the market segments we serve. See “Calibration Services Segment — Quality” below in Item 1 for more information.

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

At Transcat, our attention to quality goes beyond the products and services we deliver. Our sales teams and customer service and support teams stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it.

Among our top 200 customers, representing approximately 33% of our consolidated sales, are Fortune 500/Global 500 companies, including Wyeth, Johnson & Johnson, DuPont, Exxon Mobil, AK Steel Holding,

Dow Chemical, and Duke Energy. We believe these customers do business with us because of our commitment to quality service, our CalTrak® asset management system, and access to our product offerings.

Transcat has focused on the process and life science markets since its founding in 1964. We are the leading seller of calibrators into the process industry. We believe that our broad product offering and our commitment to quality calibration services is the foundation for deeper penetration into the process and life science markets.

Transcat’s Internet website address is www.transcat.com. The information contained on our website is not a part of this Form 10-K. On our investor relations Internet web page, http://www.transcat.com/AboutTranscat/InvestorRelations.asp, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our investor relations web page are available free of charge.

An Ohio corporation founded in 1964, we are headquartered in Rochester, New York and employ more than 200 personnel. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

STRATEGY

We are an accredited provider of calibration services and a distributor of test and measurement equipment. Our strategy is to focus on gaining business and market share in markets where companies value quality systems and/or operate in regulated environments. We strive to differentiate ourselves and build barriers to competitive entry by offering the best products and calibration services and integrating the two to benefit our customers’ operations and lower their cost.

SEGMENTS

We service our customers through two business segments: Distribution Products and Calibration Services. Note 7 of our Consolidated Financial Statements in this Form 10-K presents financial information for these segments. We serve approximately 15,000 customers, with no customer or controlled group of customers accounting for 5% or more of our consolidated net sales from fiscal years 2004 to 2006. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, a direct field sales organization, proactive outbound sales, and an inbound call center. Our direct field sales team, outbound sales team, and inbound sales team are each staffed with technically trained personnel. Our domestic and international sales organization covers territories in North America, Latin America, Europe, Africa, Asia, and the Middle East. We concentrate on attracting new customers and increasing product and calibration sales (North America only) to existing customers. Sales efforts are also focused on cross selling. Approximately 29% of our customers utilize both segments of our business, which provides us with an opportunity to increase our average revenue per customer, adding to our value as a single source supplier. Our sales to customers in the following geographic areas during the periods indicated, expressed as a percentage of total sales, were as follows (calculated on dollars in millions):

	FY 2006	FY 2005	FY 2004

United States	84%	84%	84%
Canada	9%	9%	9%
Other International	7%	7%	7%

Total	100%	100%	100%

We focus primarily on the process, life science, and manufacturing industries. The process industry has been and continues to be the foundation of our direct business competency. The process industry, in our definition, includes petroleum refining, chemical, water treatment, industrial power, steel, petrochemical, gas and pipeline, textile, pulp and paper, food and dairy, and utility companies. The life science industry, in our definition, includes pharmaceutical and biotechnology companies, medical device manufacturers, and healthcare service providers. The approximate percentage of our business in these industry segments for the periods indicated was as follows:

	FY 2006	FY 2005	FY 2004

Process	38%	39%	38%
Life Science	21%	19%	20%
Manufacturing	12%	12%	11%
Other Non-Manufacturing	29%	30%	31%

Total	100%	100%	100%

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

The majority of our products are not consumables but are purchased as replacement, upgrades, or for expansion of manufacturing and research and development facilities. Our catalog and sales activities are designed to maintain a constant presence in front of the customer to ensure we receive the order when they are ready to purchase. As a result, we evaluate sales trends over at least a four quarter cycle as any individual months’ sales can be impacted by numerous factors, many of which are unpredictable and potentially non-recurring.

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

Our distribution products segment accounted for approximately 67% (calculated on dollars in thousands) of our revenue in our fiscal year ended March 25, 2006, referred to as fiscal year 2006. Within the distribution products segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which typically range from $100 to $5,000 per order, with an average of $1,400 per order.

Marketing and Sales.  Through our comprehensive Master Catalog, supplemental catalogs, opt-in email newsletter, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. The instruments typically range in price from $100 to over $5,000 for large calibration test systems and are sold and marketed to approximately 11,000 customers.

During fiscal year 2006, we distributed approximately 925,000 pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials to approximately 100,000 customer contacts and 550,000 potential customer contacts. The number of catalogs and other direct marketing materials received by each customer depends upon a number of factors, including purchase history.

The majority of our product sales are derived from catalog marketing. Our Master Catalog consists of approximately 700 pages of products relevant to the process, life science, and manufacturing industries. We distribute our Master Catalog to approximately 75,000 existing and prospective customers in the United States and Canada approximately every 12 months. The Master Catalog provides standard make/model and related information and is also available in “CD” format upon request and on-line at our website: www.transcat.com. Our new customer acquisition program utilizes smaller catalog supplements — which feature new products, promotions, or specific product categories. The catalog supplements are launched at varying periods throughout the year; the publications are mailed to approximately 650,000 customers and targeted prospects.

The approximate percentage of our distribution products business by industry segment is as follows:

	FY 2006	FY 2005	FY 2004

Process	41%	42%	40%
Life Science	11%	12%	15%
Manufacturing	10%	8%	7%
Other Non-Manufacturing	38%	38%	38%

Total	100%	100%	100%

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

Suppliers and Purchasing.  We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement equipment. We frequently evaluate our purchase requirements and suppliers’ price offerings to obtain products at the best possible cost. We obtain our products from about 250 suppliers of brand name and private labeled equipment. In fiscal year 2006 our top 10 vendors accounted for approximately 70% of our aggregate business. Approximately 30% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which is believed to be consistent with Fluke’s share of the markets we service.

We plan our product mix, including stocked and non-stocked inventory items, to best serve the anticipated needs of our customers whose individual purchases vary in size. We can ship our customers our top selling products the same day they are ordered.

Operations.  Our distribution operations take place within an approximate 27,000 square-foot facility located in Rochester, New York. This location is our headquarters and also houses the customer service, sales, and administrative functions. Approximately 29,000 product orders are shipped from this facility annually with an average order size in fiscal year 2006 of approximately $1,400 per order. This average is slightly higher than recent years.

Distribution.  We distribute our products in the United States, Canada, and internationally from our distribution center in Rochester, New York. We maintain appropriate inventory levels in order to satisfy anticipated customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock management information system. Our automated freight manifesting and laser bar code scanning facilitates prompt and accurate order fulfillment. We ship our United States orders predominantly by a worldwide express carrier. International orders are shipped by a number of different carriers.

Distribution Agreement.  In connection with the sale of Transmation Products Group (“TPG”) to Fluke in December 2001, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke to be the exclusive worldwide distributor of Transmation and Altek products until December 31, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

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

Because we expect that our purchases for calendar year 2006 will meet our commitment, we also expect that the gain on the sale of TPG, which has been deferred since fiscal year 2002, will be recognized in our fiscal year 2007 third quarter. See Note 1 and Note 8 of the Consolidated Financial Statements for further disclosure.

In the normal course of business, we will be entering into another distribution agreement (the “Future Agreement”) with Fluke once our New Agreement expires on December 31, 2006. Although we are only in the early stages of discussion with Fluke, as part of the Future Agreement, Fluke has agreed that we would remain exclusive worldwide distributor of Transmation and Altek products, subject to reasonable minimum annual purchase levels of Transmation and Altek products.

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

At the end of fiscal year 2006, the value of our unshippable product orders was approximately $1.4 million, compared to approximately $1.3 million and $1.7 million at the end of fiscal years 2005 and 2004, respectively. During fiscal year 2006, the month-end level of unshippable product orders varied between a low of $1.1 million and a high of $1.8 million. This variation is due primarily to seasonality, the economy, supplier delivery schedules, and variations in customer ordering patterns.

The following graph shows the quarter end trend of unshippable product orders and backorders for fiscal years 2005 through 2006.

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

The billion-dollar commercial calibration services industry in the U.S. is extremely fragmented with an estimated 750 companies participating, ranging from nationally accredited organizations, such as Transcat, to one-person organizations, in addition to companies that do not currently outsource their calibrations. Our typical customer is a technically based individual who is employed in a quality, engineering, or manufacturing engineering position.

The calibration services industry has its origins in the military; approximately 60% of our calibration technicians and laboratory managers have had calibration expertise with the military prior to joining Transcat.

Sourcing decisions are based on quality, customer service, turn-around time, documentation, price, and a one-source solution.

Our calibration services segment provides periodic calibration and repair services for our customers’ test, measurement, and diagnostic instruments. We perform over 100,000 calibrations annually. These are performed at one of our twelve Calibration Centers of Excellence, or at the customer’s physical location. Calibration services accounted for approximately 33% (calculated on dollars in thousands) of our total fiscal year 2006 revenue.

The calibration services segment of the market is critically aligned with our strategic focus on quality accreditations. Our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed below in “Quality”.

Acquisition.  In February 2006, we acquired N.W. Calibration Inspection, Inc. (“NWCI”) in Fort Wayne, Indiana, expanding our Calibration Centers of Excellence to twelve. NWCI provides dimensional calibration, first part inspection, and reverse engineering services to the pharmaceutical, medical device, and automotive industries. We paid $0.8 million in cash and $0.1 million in stock in accordance with the purchase agreement. We allocated the initial purchase price to the estimated fair value of the fixed assets acquired ($0.5 million) with the excess of $0.4 million allocated to goodwill. The goodwill is deductible for tax purposes. The purchase agreement also provides for performance-based payments to the sellers up to a maximum of

$0.3 million. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in our calibration services segment of the Consolidated Financial Statements since the acquisition date. Pro-forma information for this acquisition is not included as it did not have a material impact on the consolidated financial position or results of operations.

Marketing and Sales.  Calibration allows for maximum productivity and efficiency by assuring accurate, reliable equipment and processes. Through our calibration services segment, we perform periodic calibrations on new and used equipment as well as repair services for our customers. Ten of our twelve Calibration Centers of Excellence provide accredited calibration in commonly used measurement parameters including electrical, physical, and dimensional. Our two newest laboratories are expected to be accredited by the American Association for Laboratory Accreditation (“A2LA”) in the fiscal year ending March 31, 2007 (“fiscal year 2007”).

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

The approximate percentage of our calibration services business by industry segments for the periods indicated was as follows:

	FY 2006	FY 2005	FY 2004

Process	32%	34%	33%
Life Science	38%	34%	30%
Manufacturing	17%	19%	18%
Other Non-Manufacturing	13%	13%	19%

Total	100%	100%	100%

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

Quality.  The accreditation process is the only system currently in existence that assures measurement competence. Each laboratory is audited and reviewed by outside accreditation bodies proficient in the technical aspects of the chemistry and physics that underlie metrology, ensuring that measurements are properly made. Accreditation also requires that all standards used for accredited measurements have a fully documented path, known as the traceability chain, either directly or through other accredited laboratories, back to the national or international standard for that measurement parameter. This ensures that our measurement process is consistent with the global metrology network that is designed to standardize measurements worldwide.

To ensure the quality and consistency of our calibrations to customers, we have sought and achieved several national levels of quality and accreditation. Our calibration laboratories are ISO 9001:2000 registered and our scope of accreditation to ISO/IEC 17025 is the widest in the industries we serve. Our calibrations are also traceable to National Institute of Standards and Technology or National Research Council of Canada standards. Our laboratories, except San Juan and Fort Wayne, are accredited to ISO/IEC 17025 and ANSI/NCSL Z540-1-1994 using two of the three accrediting bodies (“AB’s”) in the United States that are signatories to the International Laboratory Accreditation Cooperation (“ILAC”). These two AB’s are A2LA and National Voluntary Laboratory Accreditation Program (“NVLAP”). These AB’s provide an objective, third party, and internationally accepted evaluation of the quality and consistency of our calibration process and competency. We anticipate both San Juan and Fort Wayne will become A2LA accredited during fiscal year 2007.

The importance of this international oversight, ILAC, to our customers is the assurance that our documents will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.

To provide the widest range of service to our customers in our target markets, our ISO-17025 accreditations extend across a wide range of technical disciplines. The following table represents Transcat’s capabilities for each Center of Excellence as of March 25, 2006 (A=Accredited; N=Non-accredited):

WORKING-LEVEL CAPABILITIES:

	Electrical Metrology Disciplines				Dimensional Metrology Disciplines
Parts
			RF/	Luminance/			Inspection
	DC/ACLF	HF/UHF	Microwave	Illuminance	Length	Optics	(GD&T)

Boston	A	A			A
Charlotte	A	A			A	A
Dayton	A	A			A
Houston	A	A	N		A	A
Los Angeles	A	A	A		A	A
Ottawa	A	A	A		A
Philadelphia	A	A	A	A	A	A
Rochester	A	A	A		A
San Francisco	A	A			A
San Juan, PR(1)	N
St. Louis	A	A			A
Ft. Wayne(2)					A	A	A

Physical Metrology Disciplines
		Particle		Gas	Relative	Mass	Pressure,
	Flow	Counters	Force	Analysis	Humidity	Weight	Vacuum

Boston						A	A
Charlotte			A	N		A	A
Dayton			A		A	A	A
Houston						A	A
Los Angeles			A		A	A	A
Ottawa			A		A	A	A
Philadelphia	A		A	N	A	A	A
Rochester			A		A	A	A
San Francisco
San Juan, PR(1)					N	N	N
St. Louis		N	A		A	A	A
Ft. Wayne(2)			A		A

	Physical Metrology Disciplines (Continued)				Life Sciences Disciplines
		Temper-	RPM,	Vibration,	Chemical/
	Torque	ature	Speed	Acceleration	Biological

Boston	A	A	A		N
Charlotte	A	A	A		N
Dayton	A	A	A		N
Houston	A	A	A		N
Los Angeles	A	A	A		N
Ottawa	A	A	A
Philadelphia	A	A	A	A	N
Rochester	A	A	A		N
San Francisco		A
San Juan, PR(1)		N
St. Louis	A		A		N
Ft. Wayne(2)	A	A			N

REFERENCE-LEVEL CAPABILITIES:

	Dimensional	Electrical	Humidity	Mass	Pressure	Temperature
	Standards	Standards	Standards	Standards	Standards	Standards

Charlotte	A
Houston		A			A
Philadelphia				A		A
Rochester			A
San Francisco						A
Ft. Wayne(2)	A

(1)	Our San Juan, Puerto Rico laboratory, which we added to our Calibration Centers of Excellence in the first quarter of fiscal year 2006, is expected to be accredited by A2LA in our fiscal year 2007.

(2)	Our Fort Wayne, Indiana laboratory, which we acquired in the fourth quarter of fiscal year 2006, is currently accredited by the Laboratory Accreditation Bureau. We are expecting this laboratory to be accredited by A2LA in our fiscal year 2007.

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

Customers may place orders via:

•	Mail at Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
•	Fax at 1-800-395-0543;
•	Telephone at 1-800-828-1470;
•	Email at sales@transcat.com; or,
•	Our website at www.transcat.com.

INFORMATION REGARDING EXPORT SALES

Approximately 16% of our sales in fiscal years 2006, 2005, and 2004, resulted from sales to customers outside the United States (calculated on dollars in millions). Our revenues are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” below in Item 7A for further details.

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

EMPLOYEES

At the end of fiscal year 2006, we had 238 employees, compared to 209 and 213 employees at the end of fiscal years 2005 and 2004, respectively. The increase of 29 employees from fiscal year 2005 to fiscal year 2006 is primarily attributed to the acquisition of NWCI and investment in calibration technicians.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and certain key employees as of March 25, 2006:

Name	Age	Position

Carl E. Sassano	56	Chairman, Chief Executive Officer, and President
Charles P. Hadeed	56	Chief Operating Officer, Chief Financial Officer, and Vice President of Finance
John A. De Voldre	57	Vice President of Human Resources
Robert C. Maddamma	63	Vice President of Customer Satisfaction
Jay F. Woychick	49	Vice President of Marketing/Inside Sales
Andrew M. Weir	54	Vice President of Field Sales
Joanne B. Hand	32	Corporate Controller

In the first quarter of fiscal year 2007, Charles P. Hadeed was named as our President, and he will continue to serve as Chief Operating Officer. Carl E. Sassano will continue to serve as Chairman and Chief Executive Officer. In addition, John J. Zimmer was hired as Chief Financial Officer and Vice President of Finance.

ITEM 1A.	RISK FACTORS

You should consider carefully the following risks and all other information included in this annual report on Form 10-K. The risks and uncertainties described below and elsewhere in this annual report on Form 10-K are not the only ones facing our business. If any of the following risks were to actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.

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

Indebtedness.  Under our Credit Agreement, as amended, we have two term loans, in addition to our revolving line of credit. As of March 25, 2006, we owed $4.3 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our monthly payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this annual report on Form 10-K, many of which are beyond our control.

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

The Distribution Products Industry Is Highly Competitive, And We May Not Be Able To Compete Successfully.  We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. Industry consolidation among healthcare products distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

Our Revenues Depend On Our Relationships With Capable Sales Personnel As Well As Key Customers, Vendors And Manufacturers Of The Products That We Distribute.  Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as key customers, vendors and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may suffer.

Our Future Success Is Substantially Dependent Upon Our Senior Management.  Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.

Increases In The Cost Of Shipping Or Service Trouble With Our Third-Party Shippers Could Harm Our Business.  Shipping is a significant expense in the operation of our business. We ship almost all of our U.S. orders through United Parcel Service, Inc. and other delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.

Our Acquisitions May Not Result In The Benefits And Revenue Growth We Expect.  We are in the process of integrating our acquisition of NWCI, and assimilating the operations, services, products and personnel with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

Tax Legislation Initiatives Could Adversely Affect The Company’s Net Earnings And Tax Liabilities.  We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following properties:

		Approximate
Property	Location	Square Footage

Corporate Headquarters and Calibration Laboratory	Rochester, NY	27,250
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Dayton, OH	3,400
Calibration Laboratory	Houston, TX	8,780
Calibration Laboratory	Los Angeles, CA	3,060
Calibration Laboratory	Ottawa, ON	4,160
Calibration Laboratory	Philadelphia, NJ	8,550
Calibration Laboratory	San Francisco, CA	3,540
Calibration Laboratory	St. Louis, MO	4,000
Calibration Laboratory	Fort Wayne, IN	5,000
Calibration Laboratory	San Juan, PR	700

We also lease office space in Shanghai, China. We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended March 25, 2006.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “TRNS.” As of March 25, 2006, we had approximately 700 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table sets forth, on a per share basis, for the periods indicated, the high and low reported sales prices of our Common Stock as reported on the NASDAQ Capital Market for each quarterly period in fiscal years 2006 and 2005.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2006:
High	$5.00	$4.73	$5.38	$5.40
Low	$3.80	$4.15	$4.19	$4.90
Fiscal Year 2005:
High	$3.26	$3.05	$3.38	$4.00
Low	$2.05	$2.46	$2.52	$3.15

DIVIDENDS

We have not declared any cash dividends since our inception and do not intend to pay any dividends for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides selected financial data for the current fiscal year and the previous five fiscal years (in thousands, except per share data). Certain reclassifications of prior fiscal year’s financial information have been made to conform with current fiscal year presentation.

	FY 2006	FY 2005	FY 2004	FY 2003(1)	FY 2002(2)

Statements of Operations Data:
Net Sales	$60,471	$55,307	$53,317	$57,172	$66,782
Cost of Sales	45,372	41,415	39,919	43,853	48,706

Gross Profit	15,099	13,892	13,398	13,319	18,076
Operating Expenses	13,581	12,993	13,091	12,850	24,081

Operating Income (Loss)	1,518	899	307	469	(6,005)
Interest Expense	427	350	434	657	1,432
Gain on Extinguishment of Debt	—	—	—	(1,593)	—
Other Expense (Income)	162	293	(288)	56	(206)

Income (Loss) Before Income Taxes	929	256	161	1,349	(7,231)
Benefit for Income Taxes, net	(2,648)	—	(192)	(408)	(600)

Income (Loss) Before Cumulative Effect of a Change in Accounting Principle	3,577	256	353	1,757	(6,631)
Cumulative Effect of a Change in Accounting Principle	—	—	—	(6,472)	—

Net Income (Loss)	$3,577	$256	$353	$(4,715)	$(6,631)

Share Data:
Basic Earnings (Loss) Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.54	$0.04	$0.06	$0.29	$(1.08)
Basic Average Shares Outstanding	6,647	6,396	6,252	6,147	6,103
Diluted Earnings (Loss) Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.50	$0.04	$0.05	$0.29	$(1.08)
Diluted Average Shares Outstanding	7,176	6,966	6,808	6,147	6,103
Closing Price Per Share	$5.00	$3.80	$2.40	$1.40	$1.13

	As of or for the Fiscal Years Ended March
	25, 2006	26, 2005	27, 2004	31, 2003	31, 2002

Balance Sheets and Working Capital Data:
Inventory, net	$3,952	$5,952	$3,736	$2,842	$3,869
Properties, net	2,637	1,984	2,025	2,556	3,911
Goodwill	2,967	2,524	2,524	2,524	8,996
Total Assets	21,488	20,207	18,385	16,758	27,624
Depreciation and Amortization	1,401	1,486	1,299	2,047	4,086
Capital Expenditures	914	866	459	291	1,364
Revolving Line of Credit	3,252	5,498	6,441	5,248	6,817
Term Loan, current portion	667	758	668	666	1,016
Term Loan, less current portion	353	1,020	—	668	2,080
Shareholders’ Equity	8,647	4,314	3,428	2,698	6,764

(1)	In fiscal year 2003, we recorded a $6.5 million impairment charge from the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” as a change in accounting principle.

(2)	On December 26, 2001, we sold TPG, which produces instruments used to calibrate, measure, and test physical parameters, to Fluke for $11.0 million. On January 18, 2002, we completed the sale of our Measurement and Control unit to Hughes Corporation for $2.9 million and reported a loss of $4.5 million on the sale.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECLASSIFICATION OF AMOUNTS

Certain reclassifications of prior fiscal year’s financial information have been made to conform with current fiscal year’s presentation. In addition, certain reclassifications of prior fiscal quarters’ financial information have been made to conform with current fiscal quarter presentation.

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

In our distribution products segment, our Master Catalog is widely recognized by both original equipment manufacturers and customers as the ultimate source for test and measurement equipment. Additionally, because we specialize in test and measurement equipment, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value added technical assistance to our customers to assist them in determining what product best meets their particular application requirements.

Our strength in our calibration services segment is based upon our wide range of disciplines and our investment in the quality systems that are required in our targeted market segments. Our services range from the calibration of a single unit to managing a customer’s entire calibration program.

Our revenue in our distribution products segment can be heavily impacted by changes in the economic environment. As industrial customers increase or curtail capital and discretionary spending, our product sales will typically be directly impacted. Absent significant economic volatility, we do not see this segment of our business as having high growth potential. The majority of our products are not consumables but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Year over year sales growth in any one quarter can be impacted by a number of factors including the addition of new product lines or channels of distribution.

We believe our calibration services segment offers considerable growth opportunity and the potential for continuing revenue from established customers from what is typically an annual calibration cycle.

We evaluate sales growth in both of our business segments against a four quarter trend analysis, and not by analyzing any single quarter.

Financial Overview.  Our direct markets benefited in our distribution products segment, which grew in line with our expectation of mid single digits. Our overall product growth rate of 10.1% (calculated on dollars in thousands) was favorably impacted by above average growth in sales to indirect markets who have well established customer bases of their own. In addition, while our growth rate in Canadian denominated sales dollars was 7.6% (calculated on dollars in thousands), a stronger Canadian dollar resulted in a 15.8% (calculated on dollars in thousands) growth rate in U.S. denominated sales dollars. Calibration services sales, although resulting in an 7.9% (calculated on dollars in thousands) growth rate in comparison to the prior year, did not meet our overall growth expectations, especially in our fourth quarter.

Our overall gross margin, as a percent of sales, was consistent with the prior year. On a segment basis, our distribution products gross margin ratio improved slightly as we continued to focus on controlling promotional pricing, offset to a degree by increased sales to indirect markets.

In our calibration services segment, we have continued to balance cost control with the investment to support growth initiatives. Those initiatives included our acquisition of the laboratory assets in San Juan, Puerto Rico, where we believe there is exceptional growth opportunity, doubling the size of our Houston laboratory and increasing our staff of qualified technicians. These investments, in combination with our fourth quarter sales not achieving our expectations, resulted in a 1.2 point (calculated on dollars in thousands) gross margin decline in the segment from fiscal year 2005 to 2006.

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

Use of Estimates.  The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of fixed assets, estimated lives of our Master Catalog, and deferred tax asset valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results could differ from those estimates.

The following table summarizes the more significant expense (income) transactions in the Consolidated Statements of Operations that require management estimates, which are described below (in millions):

	For the Years Ended
	March 25,	March 26,	March 27,
	2006	2005	2004

Provision for doubtful accounts receivables and returns	$—	$—	$(0.1)
Depreciation of property, plant, and equipment	$0.8	$1.0	$1.0
Amortization of Master Catalog costs	$0.6	$0.5	$0.3
Deferred tax asset valuation allowance provisions	$(2.7)	$—	$0.1

Changes in Estimates.  In the ordinary course of accounting for the items discussed above, we make changes in estimates as appropriate and as we become aware of circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

Revenue Recognition.  Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations. Our prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. We recognize the majority of our service revenue based upon when the calibration or repair activity is performed and then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. Our shipments are generally free on board shipping point and our customers are generally invoiced for freight, shipping, and handling charges.

Accounts Receivable.  Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to sales over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of sales and/or the historical rate of returns.

Inventory.  Inventory consists of finished goods and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost. We reserve specifically for certain items of our inventory and, for other items, we apply a specific loss factor, based on historical experience, to specific categories of our inventory. We evaluate the adequacy of the reserve on a quarterly basis.

Properties, Depreciation, and Amortization.  Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment, and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	4 - 10

Properties determined to have no value are written off at their then remaining net book value. We account for software costs in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 of our Consolidated Financial Statements for further details.

Goodwill.  We estimate the fair value of our reporting units in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. We test our goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of our reporting units on a fair value basis indicated that no impairment existed as of March 25, 2006, March 26, 2005, and March 27, 2004.

Deferred Catalog Costs.  We amortize the cost of each Master Catalog mailed over such catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period. Total deferred catalog costs in prepaid expenses and deferred charges on the Consolidated Balance Sheets were $0.5 million as of March 25, 2006 and $0.4 million as of March 26, 2005.

Deferred Gain on TPG Divestiture.  As a result of certain post divestiture commitments, we are unable to recognize the gain of $1.5 million on the divestiture of TPG, which took place in fiscal year 2002, until those commitments expire on December 31, 2006. See “Outlook” below in this section and Note 8 of our Consolidated Financial Statements for further disclosure.

Deferred Taxes.  We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. See “Taxes” below in this section and Note 4 of our Consolidated Financial Statements for further details.

Stock Options.  We follow the provisions of Accounting Practice Board (“APB”) No. 25, “Accounting for Stock Issued to Employees”, which does not require compensation costs related to stock options to be recorded in net income, as all options granted under the Transcat, Inc. 2003 Incentive Plan had exercise prices equal to the market value of the underlying Common Stock at grant date. See “Effect of Recently Issued Accounting Standards” below in this section or Note 1 of our Consolidated Financial Statements for our disclosure regarding the effects of SFAS 123R. See Note 6 of our Consolidated Financial Statements for further disclosure regarding our stock-based compensation.

Off-Balance Sheet Arrangements.  We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	FY 2006	FY 2005	FY 2004

Gross Profit Percentage:
Product Gross Profit	24.0%	23.7%	23.9%
Service Gross Profit	26.9%	28.1%	27.5%
Total Gross Profit	25.0%	25.1%	25.1%
As a Percentage of Net Sales:
Product Sales	67.5%	67.1%	66.4%
Service Sales	32.5%	32.9%	33.6%

Net Sales	100.0%	100.0%	100.0%

Selling, Marketing, and Warehouse Expenses	14.1%	14.4%	16.0%
Administrative Expenses	8.3%	9.1%	8.5%

Total Operating Expenses	22.4%	23.5%	24.5%

Operating Income	2.5%	1.6%	0.6%
Interest Expense	0.7%	0.6%	0.8%
Other Expense (Income)	0.3%	0.5%	(0.5)%

Total Other Expense	1.0%	1.1%	0.3%

Income Before Income Taxes	1.5%	0.5%	0.3%
Benefit for Income Taxes, net	(4.4)%	—%	(0.4)%

Net Income	5.9%	0.5%	0.7%

FISCAL YEAR ENDED MARCH 25, 2006 COMPARED TO FISCAL YEAR ENDED MARCH 26, 2005 (dollars in millions):

Sales:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Net Sales:
Product	$40.8	$37.1
Service	19.7	18.2

Total	$60.5	$55.3

Net sales increased $5.2 million, or 9.4% (calculated on dollars in millions) from fiscal year 2005 to 2006.

Our distribution products net sales results, which accounted for 67.5% of our sales in fiscal year 2006 and 67.1% of our sales in fiscal year 2005 (calculated on dollars in thousands), reflect year over year customer response to our sales and marketing activities. Our fiscal years 2006 and 2005 product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2006				FY 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	4.0%	16.2%	13.3%	5.6%	(2.9)%	6.5%	9.2%	11.3%

We experienced distribution products net sales growth in our direct and indirect distribution channels in fiscal year 2006 compared to fiscal year 2005. The growth in our indirect distribution channels, primarily from high-

volume electrical and instrumentation wholesalers, caused a shift in our mix by distribution channel. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2006		FY 2005(1)
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(2)	Net Sales	Profit %(2)
Direct	84.3%	25.2%	86.5%	24.4%
Government	1.9%	1.3%	2.3%	2.4%
Indirect	13.8%	13.5%	11.2%	13.8%

Total	100.0%	23.2%	100.0%	22.7%

(1)	Certain prior year customer reclassifications have been made to conform with current channel definitions.

(2)	Calculated at net sales less purchase costs.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for fiscal year 2006 increased by approximately $0.1 million, or 7.7% (calculated on dollars in millions) from fiscal year 2005. We experienced an increase in the number of backorders in fiscal year 2006 compared to fiscal year 2005 as we experienced an increase in customer special orders, which we do not carry in inventory. The following table reflects this increase in the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2006				FY 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable
Product Orders	$1.4	$1.3	$1.5	$1.3	$1.3	$1.3	$1.5	$1.5
% of Unshippable
Product Orders that are Backorders	92.9%	84.6%	72.1%	78.7%	76.9%	76.9%	80.0%	80.2%

Calibration services net sales increased $1.5 million, or 8.2% (calculated on dollars in millions), from fiscal year 2005 to 2006. This increase is primarily attributable to customer acquisition in our regulated industry markets. In addition, within any quarter, there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment and repair services, customer capital expenditure budgets, and customer outsourcing decisions. Our fiscal years 2006 and 2005 calibration service sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2006				FY 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Sales Growth (Decline)	0.0%	11.9%	11.9%	6.8%	14.6%	0.0%	(2.3)%	(4.3)%

Gross Profit:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Gross Profit:
Product	$9.8	$8.8
Service	5.3	5.1

Total	$15.1	$13.9

Gross profit, as a percent of net sales, slightly decreased from 25.1% in fiscal year 2005 to 25.0% in fiscal year 2006 (calculated on dollars in thousands).

Product gross profit increased $1.0 million from fiscal year 2005 to fiscal year 2006, primarily attributable to the 10.0% (calculated on dollars in millions) increase in product net sales. As a percent of net sales, product gross profit increased 0.3 points (calculated on dollars in thousands) from fiscal year 2005 to fiscal year 2006. This increase is primarily the result of the product net sales growth we experienced in our direct distribution channels, partially offset by product net sales growth in our indirect distribution channels that typically support lower margins discussed in “Sales” above in this section.

Our product gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our direct customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers, which are reported as a reduction of cost of sales in accordance with Emerging Issues Task Force (“EITF”) Issue No. 02-16 (see Note 1 to our Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006(3)				FY 2005(3)
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit %(1)	23.1%	23.9%	22.6%	22.8%	23.2%	22.7%	22.0%	21.8%
Other (Expense) Income %(2)	(0.2)%	0.4%	1.9%	1.7%	2.5%	0.5%	(0.3)%	0.7%

Product Gross Profit %	22.9%	24.3%	24.5%	24.5%	25.7%	23.2%	21.7%	22.5%

(1)	Calculated at net sales less purchase costs.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

(3)	Certain reclassifications of prior fiscal quarters’ financial information have been made to conform with current fiscal quarter presentation.

Calibration services gross profit increased $0.2 million (calculated on dollars in thousands) from the fiscal year 2005 to fiscal year 2006, primarily from an 8.2% (calculated on dollars in millions) increase in service sales and a concerted effort to control costs. As a percent of net sales, calibration services gross profit decreased 1.2 points (calculated on dollars in thousands) from fiscal year 2005 to fiscal year 2006, primarily due to calibration service sales mix and investment in calibration services capacity. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006				FY 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit %	29.1%	23.4%	27.7%	27.7%	32.7%	28.6%	26.2%	25.0%

Operating Expenses:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Operating Expenses:
Selling, Marketing, and Warehouse	$8.6	$7.9
Administrative	5.0	5.0

Total	$13.6	$12.9

Operating expenses increased $0.7 million, or 5.4% (calculated on dollars in millions), from fiscal year 2005 to fiscal year 2006. Selling, marketing, and warehouse expenses increased $0.7 million primarily as a result of an increase in payroll and related costs. Administrative expenses were relatively consistent from fiscal year 2005 to fiscal year 2006 and declined as a percent of net sales from 9.1% in the fiscal year 2005 to 8.3% in fiscal year 2006 (calculated on dollars in thousands).

Other Expense:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Other Expense:
Interest Expense	$0.4	$0.4
Other Expense	0.2	0.3

Total	$0.6	$0.7

Interest expense was relatively consistent from fiscal year 2005 to fiscal year 2006 resulting from higher interest rates applied to lower average debt. Other expense decreased in the fiscal year 2005 to fiscal year 2006 primarily attributable to a decrease in net losses in Canadian currency transactions.

Taxes:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Benefit for Income Taxes, net	$2.6	$—

In the fourth quarter of fiscal year 2006, we reversed a significant portion, $2.7 million, of the Company’s deferred tax valuation reserve as a result of our income before taxes over the last four years and our belief that our future performance will result in sustained profitability and taxable income, which is more fully described in Note 4 to our Consolidated Financial Statements. We also provided $0.1 million for taxes associated with our Canadian subsidiary.

We did not recognize any provision for income taxes in fiscal year 2005, as pretax income was offset by a reduction in our deferred tax asset valuation reserve. When calculating income tax expense or benefit, we recognized valuation allowances for deferred tax assets, which were not considered realizable using a “more likely than not” approach, which is more fully described in Note 4 to our Consolidated Financial Statements.

FISCAL YEAR ENDED MARCH 26, 2005 COMPARED TO FISCAL YEAR ENDED MARCH 27, 2004 (dollars in millions):

Sales:

	For the Years Ended
	March 26,	March 27,
	2005	2004

Net Sales:
Product	$37.1	$35.4
Service	18.2	17.9

Total	$55.3	$53.3

Net sales increased $2.0 million, or 3.8% from fiscal year 2004 to 2005.

Our distribution products sales results, which accounted for 67.1% of our sales in fiscal year 2005 and 66.4% of our sales in fiscal year 2004, have positively reflected the impact of what we believe was an improved year over year economy, and customer response to our marketing programs. Our fiscal years 2005 and 2004 product sales trend in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2005				FY 2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	(2.9)%	6.5%	9.2%	11.3%	15.6%	(7.0)%	(22.4)%	(15.8%)

The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2005(1)		FY 2004(1)
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(2)	Net Sales	Profit %(2)
Direct	86.5%	24.4%	89.7%	24.0%
Government	2.3%	2.4%	2.6%	0.0%
Indirect	11.2%	13.8%	7.7%	15.4%

Total	100.0%	22.7%	100.0%	22.7%

(1)	Certain prior years’ customer reclassifications have been made to conform with current channel definitions.

(2)	Calculated at net sales less purchase costs.

Customer product orders include orders for products that we routinely stock in our inventory, as well as customized products and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders required to be shipped at a future date, and orders on credit hold and/or awaiting letters of credit. Our total unshippable orders decreased by approximately $0.4 million, or 23.5% from fiscal year 2004 to 2005. We believe that the decrease is primarily attributed to our suppliers shipping inventory to us on a more timely basis and improvement in our inventory demand planning. The following table reflects our historical trend of product orders that were unshippable at the end of each fiscal quarter and the percentage of these orders that are backorders (calculated on dollars in millions):

	FY 2005				FY 2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable Product Orders	$1.3	$1.3	$1.5	$1.5	$1.7	$1.6	$1.4	$1.0
% of Unshippable Product Orders that are Backorders	76.9%	76.9%	80.0%	80.2%	85.7%	82.5%	83.6%	83.8%

Calibration services sales increased $0.3 million, or 1.7%, from fiscal year 2004 to 2005. This increase, and in particular, our year over year fourth quarter growth, was attributable to both new customer acquisition and concerted customer service efforts to retain existing customers. Within any quarter, there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment as well as repair services, customer capital expenditure budgets, and customer outsourcing decisions. The rate of change in our 2005 and 2004 calibration services sales in relation to the prior fiscal year quarter is as follows (calculated on dollars in millions):

	FY 2005				FY 2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Sales Growth (Decline)	14.6%	0.0%	(2.3)%	(4.3)%	(2.0)%	(7.3)%	(7.3)%	(3.2%)

Gross Profit:

	For the Years Ended
	March 26,	March 27,
	2005	2004

Gross Profit:
Product	$8.8	$8.5
Service	5.1	4.9

Total	$13.9	$13.4

Gross profit, as a percent of net sales, remained constant at 25.1% in fiscal year 2005 and fiscal year 2004 (calculated on dollars in thousands).

Product gross profit increased $0.3 million from fiscal year 2004 to fiscal year 2005, however, the gross profit percentage decreased by 0.3 points. As is evidenced by the chart below, gross profit ratios were impacted mid-fiscal year 2004 as a result of our aggressive targeting of new channels of distribution that typically do not support the margins of our direct customer base and an increased level of allowances to stimulate product sales. In fiscal year 2005, as the business climate improved, we targeted a reduction in those allowances. In addition, our product gross profit ratio to sales can be impacted by a number of factors that can impact quarterly and annual comparisons. Among those factors are sales to certain channels that do not support the margins of our direct customer base, periodic rebates on purchases and cooperative advertising received from suppliers, which are reported as a reduction of cost of sales in accordance with EITF 02-16 (see Note 1 to our Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005(3)				FY 2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit %(1)	23.2%	22.7%	22.0%	21.8%	20.6%	20.7%	24.0%	25.3%
Other (Expense) Income %(2)	2.5%	0.5%	(0.3)%	0.7%	0.6%	0.8%	4.9%	1.0%

Product Gross Profit %	25.7%	23.2%	21.7%	22.5%	21.2%	21.5%	28.9%	26.3%

(1)	Calculated at net sales less purchase costs.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

(3)	Certain reclassifications of prior fiscal quarters’ financial information have been made to conform with current fiscal quarter presentation.

Calibration services gross profit increased $0.2 million, or 0.6 points. This increase was a result of a modest increase in service sales and improving laboratory efficiency. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2005				FY 2004
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit %	32.7%	28.6%	26.2%	25.0%	29.2%	26.2%	30.2%	23.9%

Operating Expenses:

	For the Years Ended
	March 26,	March 27,
	2005	2004

Operating Expenses:
Selling, Marketing, and Warehouse	$7.9	$8.5
Administrative	5.0	4.6

Total	$12.9	$13.1

Operating expenses decreased $0.2 million, or 1.5%, from fiscal year 2004 to 2005. In fiscal year 2005, selling, marketing, and warehouse expenses decreased $0.6 million, which is due to a reduction in selling payroll expenses and related costs and more efficient product marketing initiatives. Administrative expenses increased $0.4 primarily resulting from the issuance of stock to certain officers and other compensation costs.

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

We did not recognize any provision for income taxes in fiscal year 2005, as pretax income was offset by a reduction in our deferred tax asset valuation reserve. When calculating income tax expense or benefit, we recognized valuation allowances for deferred tax assets, which were not considered realizeable using a “more likely than not” approach, which is more fully described in Note 4 to our Consolidated Financial Statements.

The benefit for income taxes in fiscal year 2004 recognizes the benefit derived from the utilization of net operating loss and foreign tax credit carry backs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	For the Years Ended
	March 25,	March 26,
	2006	2005

Cash Provided by (Used in):
Operating Activities	$4,435	$(6)
Investing Activities	(1,777)	(866)
Financing Activities	(2,654)	268

Operating Activities:  Cash provided by operating activities for fiscal year 2006 was $4.4 million and nominal for fiscal year 2005. This $4.4 million increase was primarily the result of an increase in net income of $0.7 million excluding the $2.7 million deferred tax valuation allowance reversal, and an increase in cash provided by working capital of $4.1 million, primarily resulting from reduced inventory, offset by a decrease in non-cash charges of $0.3 million, excluding the $2.7 million deferred tax valuation allowance reversal. Significant working capital fluctuations were as follows:

•	Inventories/Accounts Payable: Our inventory contributed $4.2 million of working capital in fiscal year 2006. Our inventory increased $2.2 million from March 27, 2004 to March 26, 2005 in preparation for our historically strong product sales in the fourth quarter. Our inventory at March 26, 2005 was higher than we anticipated as product sales were below our expectations. Our inventory decreased $2.0 million from March 26, 2005 to March 25, 2006, as we made a concerted effort to lower inventory levels while continuing to meet customer expectations.

The decrease in inventory and modest decrease in accounts payable from March 26, 2005 to March 25, 2006 resulted in an increase in our payables to inventory ratio, as the following table illustrates (dollars in millions):

	March 25,	March 26,
	2006	2005(1)

Accounts Payable	$4.2	$4.5
Inventory, net	$4.0	$6.0
Accounts Payable/Inventory Ratio	1.05	0.75

(1)	Certain reclassifications of prior fiscal year’s financial information have been made to conform with current fiscal year’s presentation.

•	Receivables: Our receivables contributed $0.5 million of working capital in fiscal year 2006, primarily due to the fluctuation in our other non-trade receivables. Our other receivables contributed $0.4 million of working capital which was primarily the result of a periodic vendor rebate we earned in the fourth quarter of fiscal year 2005 that we subsequently collected in fiscal year 2006. We did not earn any vendor rebates in the fourth quarter of fiscal year 2006.

The remaining $0.1 million increase in receivables working capital is attributable to the fluctuation in our trade accounts receivables. As the following table illustrates, we have maintained strong collection efforts as we experienced a slight improvement in our days sales outstanding from March 26, 2005 when compared to March 25, 2006, which contributed to a slight decrease in our trade account receivables from March 26, 2005 when compared to March 25, 2006 (dollars in millions):

	March 25,	March 26,
	2006	2005

Net Sales, for the last two fiscal months	$12.3	$11.9
Accounts Receivable, net	$8.0	$8.1
Days Sales Outstanding (based on 60 days)	39	41

The significant non-cash fluctuation of $2.7 million was the result of reversing a significant portion of our deferred tax valuation allowance. See Note 4 of our Consolidated Financial Statements for further details about the reversal.

Investing Activities.  The $1.8 million of cash used in investing activities in fiscal year 2006 resulted from $0.9 million of capital expenditures, primarily for our calibration laboratories and $0.9 million to purchase NWCI. See Item 1 and Note 11 of the Consolidated Financial Statements for further disclosure regarding the purchase of NWCI. The $0.9 million of cash used in investing activities in fiscal year 2005 resulted from capital expenditures, primarily for our calibration laboratories.

Financing Activities.  The $2.7 million of cash used in financing activities in fiscal year 2006 primarily resulted from decreasing our overall debt. As the table below illustrates (in millions), we were able to reduce our overall debt by $3.1 million from cash provided by operating activities. See Note 3 to our Consolidated Financial Statements for further information regarding our debt. This $3.1 million use of cash was offset by $0.4 million of cash received primarily from the exercise of employee stock options.

	March 25,	March 26,
	2006	2005

Term Debt	$1.0	$1.8
Revolving Line of Credit	3.3	$5.5
Capital Lease Obligations	—	$0.1

Total Debt	$4.3	$7.4

Refinancing of Debt.

Description.  On November 13, 2002, we entered into a Revolving Credit and Loan Agreement (the “Credit Agreement”) with GMAC Business Credit, LLC (“GMAC”). The Credit Agreement consisted of a term loan, a revolving line of credit (“LOC”), and certain material terms which are disclosed in Note 3 of our Consolidated Financial Statements. The Credit Agreement was amended on April 11, 2003 to address certain non-material post closing conditions. The Credit Agreement was further amended on July 22, 2004 to waive compliance with an EBITDA (earnings before interest, income taxes, depreciation and amortization) covenant for the first quarter of fiscal year 2005, permanently waive a requirement relating to an inactive subsidiary that we had committed to dissolve by a specific date (that has been subsequently dissolved), and increase the Credit Agreement restriction on Master Catalog spending.

We amended the Credit Agreement again on November 1, 2004 (“Third Amendment”). The Third Amendment consisted of two term notes, a LOC, a capital expenditure loan option if certain conditions are met, and certain material terms which are disclosed in Note 3 of our Consolidated Financial Statements. The Third Amendment also waived compliance with the EBITDA covenant for the second quarter of fiscal year 2005 and extended the Credit Agreement expiration from November 13, 2005 to October 31, 2007.

The Credit Agreement was further amended on March 16, 2006 (“Fourth Amendment”). The Fourth Amendment provided GMAC’s consent to the acquisition of NWCI, reduced the interest rates by 0.375% in all tiers and loans, extended the Credit Agreement expiration from October 31, 2007 to October 31, 2008 and provided for a termination premium of 0.25% payable by us, if applicable, for the additional year, increased the capital expenditure covenant for fiscal year 2006 from $1.5 million to $2.0 million, and permitted us to include NWCI receivables in the borrowing base, upon satisfaction of certain conditions.

LOC.  The Credit Agreement contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions result in a short-term classification of the LOC in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.

Covenants.  The table below indicates our excess (shortage) EBITDA (earnings before interest, income taxes, depreciation and amortization) percentage for the periods indicated. The second and third amendments to the Credit Agreement waived compliance with the EBITDA covenant for the first and second quarters of fiscal year 2005, respectively. The third amendment also reduced the EBITDA requirement for the third and fourth quarters of fiscal year 2005. We met our EBITDA covenant for the four quarters of fiscal year 2006 and expect to meet the covenant on an on-going basis.

	FY 2006				FY 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Excess (Shortage) EBITDA	14%	30%	33%	23%	22%	17%	(20)%	(16%)

Other Terms.  We have pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.

See Note 3 of our Consolidated Financial Statements for more information on our debt. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for a discussion of interest rates on our debt.

Contractual Obligations and Commercial Commitments.  The table below contains aggregated information about contractual obligations and commercial commitments that we must make future payments under for contracts such as debt and lease agreements, purchase arrangements, and various operating requirements (in millions):

	Payments Due by Period
	Less Than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Term Loan	$0.7	$0.3	$—	$—	$1.0
Revolving Line of Credit	3.3	—	—	—	3.3
Operating Leases	0.9	1.2	0.4	0.2	2.7
Capital Leases	0.1	—	—	—	0.1
Unconditional Purchase Obligations(1)	10.3	—	—	—	10.3
Estimated Interest on Debt and Capital Leases	0.4	—	—	—	0.4

Total Contractual Cash Obligations	$15.7	$1.5	$0.4	$0.2	$17.8

(1)	Relates to minimum inventory purchase commitment. Commitments are an annual dollar amount based on calendar years. This table estimates the commitment amount per fiscal year . See “Distribution Agreement” above in Item 1 for further information.

Effect of Recently Issued Accounting Standards.

SFAS 123R:  On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.

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

We are adopting SFAS 123R effective March 26, 2006 and will use the aforementioned modified prospective method. Based upon our stock option estimates and assumptions, estimates of employee contributions to the employee stock purchase plan, and subject to a complete management review, we expect the adoption of SFAS 123R to reduce pre-tax income and net income by approximately $0.4 million for the fiscal year ending March 31, 2007. We have not changed any of our stock compensation plans as a result of SFAS 123R, but maintain the right to amend, suspend, or terminate any plan at any time.

SFAS 153:  On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS 153 on July 1, 2005 did not have an effect on our consolidated financial statements.

SFAS 154:  On May 5, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the changes. SFAS 154 is effective for accounting changes and corrections of errors that we might make beginning March 26, 2006. When adopted, this Statement is not expected to have a material impact on prior year consolidated financial statements.

EMPLOYEE STOCK OPTIONS

We have a stock option program that is a broad based, long-term retention program intended to attract, incent, and retain key employees, thereby aligning shareholder and employee interests. In granting options, we are cognizant of balancing the plan’s objectives with potential incremental dilution. Stock options are currently outstanding under two plans. Under these plans, participants may be granted options to purchase shares of our Common Stock at the fair market value at the time of the grant.

The first plan, the Transcat, Inc. Amended and 1993 Restated Stock Option Plan, had been approved by shareholders and terminated in the first quarter of fiscal year 2004. Options granted under that plan expired no later than five years from the date of the grant and vest within four years, in equal increments. For the first four years after the grant date, options are exerciseable only if our stock price attains a specific market value for a minimum specified number of trading days and certain stock ownership requirements are met. After four years, the stock price and duration requirements cease. No options were granted in fiscal year 2004 or thereafter under this plan as it was terminated.

The second plan, the Transcat, Inc. 2003 Incentive Plan, was approved by shareholders in August 2003 and will terminate in June 2013. Options granted under this plan expire no later than ten years from the date of the grant and vest equally over a three-year period. This plan also provides for the granting of stock awards and performance awards.

Options granted to employees, including officers, are summarized for the fiscal years 2002 to 2006 as follows (shares in thousands):

	FY 2006	FY 2005	FY 2004	FY 2003	FY 2002

Total Options Granted	57	86	147	502	55
Less: Options Forfeited	(41)	(59)	(189)	(473)	(587)

Net Options Granted	16	27	(42)	29	(532)

The following table provides additional information regarding stock options, and options granted and/or held by our Corporate Officers:

	FY 2006	FY 2005	FY 2004	FY 2003	FY 2002

Total Options Granted as a % of Total Shares Outstanding	0.7%	1.3%	2.4%	8.0%	0.9%
Total Options Outstanding as a % of Total Shares Outstanding	6.6%	10.8%	14.1%	14.6%	14.2%
Options Granted to Corporate Officers as a % of Total Options Granted	42.6%	34.9%	34.0%	63.7%	0.0%
Options Granted to Corporate Officers as a % of Total Shares Outstanding	0.3%	0.5%	0.8%	5.1%	0.0%
Cumulative Options Held by Corporate Officers as a % of Total Options Outstanding	56.5%	55.2%	44.5%	42.7%	62.4%
Cumulative Options Held by Corporate Officers as a % of Total Shares Outstanding	3.8%	5.9%	6.3%	6.2%	8.9%

In-the-money and out-of-the-money (have an exercise price equal to or above $5.00 per share, the market price of Transcat Common Stock at March 25, 2006) option information as of March 25, 2006 is as follows (shares in thousands, except per share amounts):

		Weighted
		Average	Weighted
		Remaining	Average
	Number	Contractual	Exercise
	of	Life	Price per
	Shares	(in Years)	Share

Exercisable:
In-the-Money	220	3.7	$1.56
Out-of-the-Money	—	—	$—

Total	220	3.7	$1.56

Unexercisable:
In-the-Money	232	5.6	$2.37
Out-of-the-Money	—	—	$—

Total	232	5.6	$2.37

Total:
In-the-Money	452	4.7	$1.97
Out-of-the-Money	—	—	$—

Total	452	4.7	$1.97

Options granted to our Corporate Officers as a group during fiscal year 2006 are as follows (shares and dollars in thousands, except per share amounts):

				Potential Realization
				Value at Assumed
				Rate of Stock
Number of Securities	% of Total	Range of		Price Appreciation
Underlying Option	Options Granted	Exercise Price	Expiration	for Option Term(1)
Grants	to Employees	per Share	Date	10%	25%

20	42.6%	$4.26	2015	$53	$179

(1)	Represents gains that could accrue for these options, assuming that the market price of Transcat stock appreciates over a 5 year period at annualized rates of 10% and 25%. If the stock price does not increase above the exercise price, the realized value of these options would be zero.

Our Corporate Officers as a group exercised 145,000 shares or 57.5% of total options exercised during fiscal year 2006. Our Corporate Officers did not exercise any options during fiscal years 2005 and 2004.

Options held by our Corporate Officers as a group, as of March 25, 2006 are as follows (shares and dollars in thousands):

Number of Shares Underlying		Values of Unexercised
Unexercised Options		In-the-Money Options(2)
Exercisable	Unexercisable	Exercisable	Unexercisable

129	126	$466	$385

(2)	These amounts represent the difference between the exercise price and $5.00, the market price of our Common Stock at March 25, 2006 for all in-the-money options held by the Corporate Officers.

All stock option grants are reviewed and approved by the Compensation Committee of the Board of Directors. All members of the Compensation Committee are independent directors, as defined in the applicable rules for issuers traded on The NASDAQ Stock Market.

For additional information regarding stock-based compensation, see Note 6 of our Consolidated Financial Statements. See “Effect of Recently Issued Accounting Standards” above in this section or Note 1 of our Consolidated Financial Statements for our disclosure regarding the effects of SFAS 123R.

For purposes of the reporting requirements of Section 16 of the Securities Exchange Act of 1934, as amended, as of March 25, 2006, Carl E. Sassano, our chairman, chief executive officer, and president as of such date, and Charles P. Hadeed, our chief operating officer, chief financial officer, and vice president of finance as of such date, were considered our only reporting persons.

EMPLOYEE STOCK PURCHASE PLAN

The Transcat, Inc. Employees’ Stock Purchase Plan (“Plan”) has up to 200,000 shares of our Common Stock available for issuance. Under the Plan, eligible employees may purchase stock at 85% of the fair market value of our Common Stock on the Investment Date, which is the second to last business day of each calendar month. Purchases are limited under certain circumstances to maintain Plan conformance to various regulations. Plan participation was approximately 20% of total employees, including those ineligible, during fiscal year 2006 and 18% and 19% during fiscal years 2005 and 2004, respectively. Shares purchased under the Plan were:

	FY 2006	FY 2005	FY 2004

Shares Purchased	9,880	12,100	12,390

See “Effect of Recently Issued Accounting Standards” above in this section or Note 1 of our Consolidated Financial Statements for our disclosure regarding the effects of SFAS 123R. See Note 6 of our Consolidated Financial Statements for further disclosure regarding our stock-based compensation.

OUTLOOK

We expect the business overall will experience growth in fiscal year 2007 similar to that of fiscal year 2006. We are planning for revenue growth in the high single digits and improved gross margins resulting from potential leverage on increased calibration services revenues. Distribution products revenues in our direct distribution channel should grow in the mid single digits, assuming a stable economy. Calibration services revenues should grow in the low to mid teens, inclusive of the 5% increase resulting from the acquisition of NWCI in February 2006. Revenue growth in any individual quarter is effected by a number of factors, some beyond our control and others that we can plan for, as detailed in Item 1A above.

Increased operating expenses are primarily targeted to support increased revenue growth. Some of our expense increases are necessitated by accounting requirements (i.e. expensing of stock options), which are detailed below. Operating and net earnings will be significantly affected in certain quarters, as discussed below. A full understanding of these factors is needed to make meaningful comparisons on a quarterly basis to the same period of the previous year. Capital expenditures are planned to be in line with last year’s spending.

Fiscal year 2007 will be affected by a number of factors that should be considered and will be discussed, as appropriate, when evaluating performance.

•	Fiscal Year Length: In April 2003, we changed our fiscal year to a 52/53 week. See Note 1 of the Consolidated Financial Statements for further disclosure. Fiscal year 2007 will be a 53 week year and our fourth quarter will include six weeks. We do not anticipate the impact on revenue of this extended period to be more than 2%.

•	NWCI: In February 2006, we acquired NWCI. See Item 1 above and Note 11 of the Consolidated Financial Statements for further disclosure. We anticipate this acquisition will increase calibration services revenue by approximately 5% in fiscal year 2007 when compared to fiscal year 2006.

•	SFAS 123R: In fiscal year 2007, our operating results will reflect the adoption of SFAS 123R, the recognition of expensing stock options. We anticipate the cost in fiscal year 2007 to be approximately $0.4 million, with the greatest impact in our first quarter as we record the expense associated with unvested outstanding options. See Note 1 of the Consolidated Financial Statements for further discussion.

•	Deferred Gain on TPG Divestiture: In fiscal year 2002, we divested TPG and were precluded from recognizing the gain for accounting purposes until certain conditions were met. See Note 8 of the Consolidated Financial Statements for further disclosure. We anticipate that those conditions will be met in our third quarter of fiscal year 2007, and therefore we would recognize a non-cash gain to operating earnings of $1.5 million.

•	Income Taxes: In fiscal year 2007, as a result of the reversal of a significant portion of our deferred tax valuation reserve in fiscal year 2006, we will provide for income taxes on our Consolidated Statements of Operations but will not be required to make any tax payments until we have utilized our net operating loss carryforwards. See Note 4 of the Consolidated Financial Statements for further discussion.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On March 25, 2006 and March 26, 2005, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

Under our Credit Agreement, as amended, described in Note 3 of our Consolidated Financial Statements, interest on the term loans and LOC is adjusted on a quarterly basis based upon the applicable Fixed Charge Coverage Ratio (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of March 25, 2006 were 7.50% and 4.83%, respectively. The Company’s interest rate for fiscal year 2006 ranged from 5.37% to 8.00%.

Fixed Charge
Tier	Coverage Ratio	Term Loan A	Term Loan B	LOC

1	1.249 or less	(a) Prime Rate plus 0.125% or	Prime Rate plus 0.375%	(a) Prime Rate minus 0.375% or
		(b) LIBOR plus 2.875%		(b) LIBOR plus 2.375%
2	1.25 to 1.49	(a) Prime Rate minus 0.125% or	Prime Rate plus 0.125%	(a) Prime Rate minus 0.375% or
		(b) LIBOR plus 2.625%		(b) LIBOR plus 2.125%
3	1.50 or greater	(a) Prime Rate minus 0.375% or	Prime Rate minus 0.125%	(a) Prime Rate minus 0.375% or
		(b) LIBOR plus 2.375%		(b) LIBOR plus 1.875%

FOREIGN CURRENCY

Approximately 91% of our sales were denominated in United States dollars, with the remainder denominated in Canadian dollars for fiscal years 2006 and 2005. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On March 25, 2006 and March 26, 2005, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries as of March 25, 2006 and March 26, 2005 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index for the years ended March 25, 2006 and March 26, 2005. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 25, 2006 and March 26, 2005, and the results of their operations and their cash flows for each of the two years in the period ended March 25, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended March 25, 2006.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
May 5, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Transcat, Inc.

In our opinion, the consolidated statements of operations and comprehensive income, of cash flows and stockholders’ equity for the year ended March 27, 2004 present fairly, in all material respects, the results of operations and cash flows of Transcat, Inc. and its subsidiaries for the year ended March 27, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index for the year ended March 27, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Rochester, New York
June 17, 2004

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 25,	March 26,	March 27,
	2006	2005	2004

Product Sales	$40,814	$37,086	$35,423
Service Sales	19,657	18,221	17,894

Net Sales	60,471	55,307	53,317

Cost of Products Sold	31,002	28,307	26,948
Cost of Services Sold	14,370	13,108	12,971

Total Cost of Products and Services Sold	45,372	41,415	39,919

Gross Profit	15,099	13,892	13,398

Selling, Marketing, and Warehouse Expenses	8,553	7,948	8,540
Administrative Expenses	5,028	5,045	4,551

Total Operating Expenses	13,581	12,993	13,091

Operating Income	1,518	899	307

Interest Expense	427	350	434
Other Expense (Income)	162	293	(288)

Total Other Expense	589	643	146

Income Before Income Taxes	929	256	161
Benefit for Income Taxes	(2,648)	—	(192)

Net Income	3,577	256	353
Other Comprehensive Income:
Currency Translation Adjustment	85	163	168

Comprehensive Income	$3,662	$419	$521

Basic Earnings Per Share	$0.54	$0.04	$0.06
Weighted Average Shares Outstanding	6,647	6,396	6,252
Diluted Earnings Per Share	$0.50	$0.04	$0.05
Weighted Average Shares Outstanding	7,176	6,966	6,808

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 25,	March 26,
	2006	2005

ASSETS
Current Assets:
Cash	$115	$106
Accounts Receivable, less allowance for doubtful accounts of $63 and $56 as of March 25, 2006 and March 26, 2005, respectively	7,989	8,089
Other Receivables	—	358
Finished Goods Inventory, net	3,952	5,952
Prepaid Expenses and Deferred Charges	732	630
Deferred Tax Asset	1,038	—

Total Current Assets	13,826	15,135
Property, Plant and Equipment, net	2,637	1,984
Assets Under Capital Leases, net	50	115
Goodwill	2,967	2,524
Prepaid Expenses and Deferred Charges	113	188
Deferred Tax Asset	1,624	—
Other Assets	271	261

Total Assets	$21,488	$20,207

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,219	$4,544
Accrued Payrolls, Commissions, and Other	2,530	2,126
Income Taxes Payable	102	100
Current Portion of Term Loan	667	758
Current Portion of Capital Lease Obligations	56	66
Revolving Line of Credit	3,252	5,498

Total Current Liabilities	10,826	13,092
Term Loan, less current portion	353	1,020
Capital Lease Obligations, less current portion	—	56
Deferred Compensation	118	181
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	12,841	15,893

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,048,028 and 6,700,505 shares issued as of March 25, 2006 and March 26, 2005, respectively; 6,791,240 and 6,453,241 shares outstanding as of March 25, 2006 and March 26, 2005, respectively	3,524	3,350
Capital in Excess of Par Value	4,641	3,995
Warrants	329	430
Unearned Compensation	(15)	(17)
Accumulated Other Comprehensive Gain	181	96
Retained Earnings (Deficit)	875	(2,702)
Less: Treasury Stock, at cost, 256,788 and 247,264 shares as of March 25, 2006 and March 26, 2005, respectively	(888)	(838)

Total Stockholders’ Equity	8,647	4,314

Total Liabilities and Stockholders’ Equity	$21,488	$20,207

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 25,	March 26,	March 27,
	2006	2005	2004

Cash Flows from Operating Activities:
Net Income	$3,577	$256	$353
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Loss on Disposal of Assets	—	16	—
Deferred Taxes	(2,662)	—	—
Depreciation and Amortization	1,401	1,486	1,299
Provision for Doubtful Accounts Receivable	40	69	(63)
Provision for Returns	(1)	(32)	(80)
Provision for Slow Moving or Obsolete Inventory	6	13	20
Common Stock Expense	78	170	110
Amortization of Unearned Compensation	46	135	99
Other	—	—	(19)
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	499	(376)	(927)
Inventory	1,994	(2,229)	(914)
Income Taxes Receivable/Payable	2	144	655
Prepaid Expenses, Deferred Charges, and Other	(592)	(507)	(512)
Accounts Payable	(325)	405	401
Accrued Payrolls, Commissions, and Other	404	468	(249)
Deferred Compensation	(32)	(24)	35

Net Cash Provided by (Used in) Operating Activities	4,435	(6)	208

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(914)	(866)	(459)
Purchase of N.W. Calibration Inspection, Inc.	(863)	—	—

Net Cash Used in Investing Activities	(1,777)	(866)	(459)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(2,246)	(943)	1,193
Payments on Term Loans	(758)	(890)	(666)
Proceeds from Term Loan Borrowings	—	2,000	—
Payments on Capital Leases	(66)	(61)	(11)
Issuance of Common Stock	416	162	—

Net Cash (Used in) Provided by Financing Activities	(2,654)	268	516

Effect of Exchange Rate Changes on Cash	5	163	168

Net Increase (Decrease) in Cash	9	(441)	433
Cash at Beginning of Period	106	547	114

Cash at End of Period	$115	$106	$547

Cash Paid (Received) from Interest and Taxes:
Interest Paid	$372	$316	$293
Taxes Paid (Refunded)	$21	$(144)	$(872)
Supplemental Disclosure of Non-Cash Financing Activity:
Capital Lease Obligations	$—	$—	$194
Expiration of Warrants	$101	$88	$—
Treasury Stock Acquired in Cashless Exercise of Stock Options	$50	$385	$—
Non-Cash Issuance of Common Stock	$153	$—	$—
Stock Issued in Connection with Business Acquisition	$100	$—	$—

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands)

						Accum-
						ulated
			Capital			Other
	Common Stock		In		Un-	Compre-		Treasury Stock
	Outstanding		Excess		earned	hensive	Retained	Outstanding
	$0.50 Par Value		of Par	War-	Comp-	Gain	Earnings	at Cost
	Shares	Amount	Value	rants	ensation	(Loss)	(Deficit)	Shares	Amount	Total

Balance as of March 31, 2003	6,177	$3,148	$3,031	$518	$—	$(235)	$(3,311)	119	$(453)	$2,698
Issuance of Common Stock	57	28	82							110
Restricted Stock:
Issuance of Restricted Stock			122		(122)					—
Amortization of Unearned Compensation					99					99
Comprehensive Income:
Currency Translation Adjustment						168				168
Net Income							353			353

Balance as of March 27, 2004	6,234	$3,176	$3,235	$518	$(23)	$(67)	$(2,958)	119	$(453)	$3,428
Issuance of Common Stock	124	126	577					128	(385)	318
Restricted Stock:
Issuance of Restricted Stock	95	48	95		(129)					14
Amortization of Unearned Compensation					135					135
Expired Warrants			88	(88)						—
Comprehensive Income:
Currency Translation Adjustment						163				163
Net Income							256			256

Balance as of March 26, 2005	6,453	$3,350	$3,995	$430	$(17)	$96	$(2,702)	247	$(838)	$4,314
Issuance of Common Stock	303	157	474					10	(50)	581
Restricted Stock:
Issuance of Restricted Stock	35	17	71		(44)					44
Amortization of Unearned Compensation					46					46
Expired Warrants			101	(101)						—
Comprehensive Income:
Currency Translation Adjustment						85				85
Net Income							3,577			3,577

Balance as of March 26, 2005	6,791	$3,524	$4,641	$329	$(15)	$181	$875	257	$(888)	$8,647

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

Principles of Consolidation:  The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly owned subsidiaries, Transmation (Canada) Inc. and metersandinstruments.com, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates:  The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of fixed assets, estimated lives of major catalogs (“Master Catalog”), and deferred tax asset valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates.

The following table summarizes the more significant expense (income) transactions in the Consolidated Statements of Operations that require management estimates, which are described below (in millions):

	For the Years Ended
	March 25,	March 26,	March 27,
	2006	2005	2004

Provision for doubtful accounts receivables and returns	$—	$—	$(0.1)
Depreciation of property, plant, and equipment	$0.8	$1.0	$1.0
Amortization of Master Catalog costs	$0.6	$0.5	$0.3
Deferred tax asset valuation allowance provisions	$(2.7)	$—	$0.1

Changes in Estimates:  In the ordinary course of accounting for the items discussed above, Transcat makes changes in estimates as appropriate and as the Company becomes aware of changed circumstances surrounding those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year:  We operate on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of our four quarters is a 13-week period, and the final month of each quarter is a 5-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 25, 2006 (“fiscal year 2006”), March 26, 2005 (“fiscal year 2005”), and March 27, 2004 (“fiscal year 2004”) consisted of 52 weeks.

Revenue Recognition:  Sales are recorded when products are shipped or services are rendered to customers, as the Company generally has no significant post delivery obligations. The Company’s prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. The Company recognizes the majority of service revenue based upon when the calibration or repair activity is performed and then shipped and/or delivered to the customer. Some of the service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals. Shipments are generally free on board shipping point and customers are generally invoiced for freight, shipping, and handling charges.

Shipping and Handling Costs:  Freight expense and direct shipping costs are included in cost of sales. These costs were approximately $1.4 million, $1.3 million, and $1.2 million for fiscal years 2006, 2005, and 2004, respectively. Direct handling costs, which primarily represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers are reflected in selling, marketing, and warehouse expenses. These costs were approximately $0.4 million for fiscal year 2006 and $0.3 million for fiscal years 2005 and 2004.

Vendor Rebates:  Vendor rebates are based on a specified cumulative level of purchases and are recorded as a reduction of cost of sales as the milestone is achieved.

Cooperative Advertising Income:  Transcat follows the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Reseller for Cash Consideration Received from a Vendor” which provides that cash consideration received from a vendor by a reseller be reported as a reduction of cost of sales as the related inventory is sold.

Comprehensive Income:  Transcat reports comprehensive income under Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”. Other comprehensive income is comprised of net income and currency translation adjustments.

Foreign Currency Translation and Transactions:  The accounts of Transcat’s Canadian subsidiary are maintained in the local currency and have been translated to United States dollars in accordance with SFAS No. 52, “Foreign Currency Translation”. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany accounts and equity, have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of the Company’s subsidiary balance sheets into United States dollars are recorded directly to the accumulated other comprehensive income component of stockholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net loss for fiscal years 2006 and 2005 was less than $0.1 million. The net gain in fiscal year 2004 was $0.2 million.

Earnings Per Share:  Basic earnings per share of Common Stock are computed based on the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share of Common Stock reflect the assumed conversion of dilutive stock options, warrants, and unvested restricted stock awards. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and unvested restricted stock are considered to have been used to purchase shares of Common Stock at the average market prices during the period, and the resulting net additional shares of Common Stock are included in the calculation of average shares of Common Stock outstanding.

For fiscal year 2006, the net additional Common Stock equivalents had a $0.04 per share effect on the calculation of dilutive earnings per share. For fiscal year 2005, the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. For fiscal year 2004, the net additional Common Stock equivalents had a $0.01 per share effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from stock options, warrants, and unvested restricted stock are summarized as follows:

	For the Years Ended
	March 25,	March 26,	March 27,
	2006	2005	2004

Shares Outstanding:
Dilutive	529	570	556
Anti-dilutive	393	683	978

Total	922	1,253	1,534

Range of Exercise Prices per Share:
Options	$0.80-$4.52	$0.80-$2.92	$0.80-$3.00
Warrants	$0.97-$4.26	$0.97-$2.91	$0.97-$3.06

Accounts Receivable:  Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. Transcat applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to sales over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of sales and/or the historical rate of returns.

Inventory:  Inventory consists of finished goods and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost. Transcat reserves specifically for certain items of inventory and, for other items, the Company applies a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis.

Properties, Depreciation, and Amortization:  Properties are stated at cost. Depreciation and amortization is computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment, and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	4 - 10

Properties determined to have no value are written off at their then remaining net book value. Transcat accounts for software costs in accordance with Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 of the Consolidated Statements for further details.

Goodwill:  Transcat estimates the fair value of the Company’s reporting units in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of the Company’s reporting units on a fair value basis indicated that no impairment existed as of March 25, 2006, March 26, 2005, and March 27, 2004.

Deferred Catalog Costs:  Transcat amortizes the cost of each Master Catalog mailed over such catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period. Total deferred catalog costs in prepaid expenses and deferred charges on the Consolidated Balance Sheets were $0.5 million as of March 25, 2006 and $0.4 million as of March 26, 2005.

Deferred Compensation:  Previously, some of Transcat’s directors had elected to defer receipt of their non-discretionary awards of shares of Common Stock under the Amended and Restated Directors’ Stock Plan. Deferred shares were expensed at the market value of Common Stock at the date of award, and the associated liability is adjusted quarterly based on the quarter end market price of Common Stock. Directors voluntarily elected to cease deferring shares as of April 1, 2003. The fair market value of those deferred shares was $0.1 million as of March 25, 2006 and March 26, 2005.

In addition, the Company provides an annual benefit to a former president’s spouse and former executive under the terms of a deferred compensation agreement. The deferred compensation was less than $0.1 million as of March 25, 2006 and March 26, 2005.

Deferred Gain on TPG Divestiture:  As a result of certain post divestiture commitments, Transcat is unable to recognize the gain of $1.5 million on the divestiture of Transmation Products Group (“TPG”), which took place in the fiscal year ended March 31, 2002, until those commitments expire on December 31, 2006. See Note 8 of the Consolidated Financial Statements for further disclosure.

Deferred Taxes:  Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes”. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. See Note 4 of our Consolidate Financial Statements for further disclosure.

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

To calculate the fair value of the options awarded, the Company elected to use the Black-Scholes option-pricing model (“Pricing Model”), which produced a weighted average fair value of options granted of:

	FY 2006	FY 2005	FY 2004

Weighted average fair value of options awarded	$3.52	$2.38	$1.92

The following weighted average assumptions were used in the Pricing Model:

	FY 2006	FY 2005	FY 2004

Expected life	10 years	10 years	10 years
Annualized volatility rate	76.3%	76.9%	77.2%
Risk-free rate of return	4.3%	4.2%	4.2%
Dividend Rate	0.0%	0.0%	0.0%

The Company elected to account for terminations when they occur rather than include an attrition factor into the model.

Pro forma amounts are as follows:

	For the Years Ended
	March 25,	March 26,	March 27,
	2006	2005	2004

Net Income, as reported	$3,577	$256	$353
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	122	232	99
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(317)	(456)	(341)

Pro Forma Net Income	$3,382	$32	$111

Earnings Per Share:
Basic - as reported	$0.54	$0.04	$0.06
Basic - pro forma	$0.51	$0.01	$0.02
Average Shares Outstanding	6,647	6,396	6,252
Diluted - as reported	$0.50	$0.04	$0.05
Diluted - pro forma	$0.47	$—	$0.02
Average Shares Outstanding	7,176	6,966	6,808

The effect of applying SFAS No. 123, “Accounting for Stock-Based Compensation” pro forma disclosure provisions in the current year is not representative of the effect on income for future years since each subsequent year will reflect expense for additional vesting, additional stock option grants, and updated assumptions.

See “Effect of Recently Issued Accounting Standards” below in this Note 1 of the Consolidated Financial Statements for disclosure regarding the effects of SFAS 123R. See Note 6 of the Consolidated Financial Statements for further disclosure regarding the Company’s stock-based compensation.

Reclassification of Amounts:  Certain reclassifications of prior fiscal years’ financial information have been made to conform with current fiscal years’ presentation.

Effect of Recently Issued Accounting Standards:

SFAS 123R:  On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123 and supersedes APB No. 25. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. SFAS 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123R requires the cost of all share-based payment transactions be recognized in the financial statements, establishes fair value as the measurement objective and requires entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.

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

The Company is adopting SFAS 123R effective March 26, 2006 and will use the aforementioned modified prospective method. Based upon the Company’s stock option estimates and assumptions, estimates of employee contributions to the employee stock purchase plan, and subject to a complete management review, the Company expects the adoption of SFAS 123R to reduce pre-tax income and net income by approximately $0.4 million for the fiscal year ending March 31, 2007. The Company has not changed any of its stock compensation plans as a result of SFAS 123R, but maintains the right to amend, suspend, or terminate any plan at any time.

SFAS 153:  On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS 153 on July 1, 2005 did not have an effect on its consolidated financial statements.

SFAS 154:  On May 5, 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the changes. SFAS 154 is effective for accounting changes and corrections of errors that Transcat might make beginning March 26, 2006. When adopted, this Statement is not expected to have a material impact on prior year consolidated financial statements.

NOTE 2 — PROPERTIES

Properties consist of (in thousands):

	March 25,	March 26,
	2006	2005

Machinery, Equipment, and Software	$11,368	$10,158
Furniture and Fixtures	1,358	1,172
Leasehold Improvements	364	326

Total Properties	$13,090	$11,656
Less: Accumulated Depreciation and Amortization	(10,453)	(9,672)

Total Properties, net	$2,637	$1,984

Assets under capital leases consist of (in thousands):

	March 25,	March 26,
	2006	2005

Asset Under Capital Leases	$195	$195
Less: Accumulated Amortization	(145)	(80)

Total Assets Under Capital Leases, net	$50	$115

Total depreciation and amortization expense amounted to $0.8 million, $1.0 million, and $1.0 million in fiscal years 2006, 2005, and 2004, respectively.

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

Transcat amended the Credit Agreement again on November 1, 2004 (“Third Amendment”). The Third Amendment consisted of two term notes, a LOC, a capital expenditure loan option if certain conditions are met, and certain material terms which are as set forth below. The Third Amendment also waived compliance with the Company’s EBITDA covenant for the second quarter of fiscal year 2005 and extended the Credit Agreement expiration from November 13, 2005 to October 31, 2007.

The Credit Agreement was further amended on March 16, 2006 (“Fourth Amendment”). The Fourth Amendment provided GMAC’s consent to the acquisition of N.W. Calibration Inspection, Inc. (“NWCI”), reduced the interest rates by 0.375% in all tiers and loans, extended the Credit Agreement expiration from October 31, 2007 to October 31, 2008 and provided for a termination premium of 0.25% payable by Transcat, if applicable, for the additional year, increased the capital expenditure covenant for fiscal year 2006 from $1.5 million to $2.0 million, and permitted Transcat to include NWCI receivables in the borrowing base, upon satisfaction of certain conditions.

Term Loans.  Under the terms of the Credit Agreement, as amended, the Company has two term loans, Term Loan A and Term Loan B, in the amounts of $1.5 million and $0.5 million, respectively. The notes representing the term loans require annual payments of $0.5 million and $0.2 million, respectively, payable over three years in equal monthly installments, commencing on December 1, 2004. The Company is further required to reduce the term loans on an annual basis by a percentage of excess cash flow, as defined in the Credit Agreement, as amended. Term Loan B will be reduced by the lesser of the balance owed on Term Loan B or 50% of the Company’s excess cash flow payable in three monthly installments. Once Term Loan B has been repaid, the excess cash flow payment required against Term Loan A is 20% of the Company’s excess cash flow, not to exceed $0.2 million, annually. As of March 25, 2006, the Credit Agreement, as amended, requires the Company to make the following principal payments on combined term loans, after giving effect to any excess cash flow payments to be made:

	Principal Payments After Giving
	Effect to Excess Cash Flow Payments
	Term Loan A	Term Loan B	Total

Fiscal Year 2007	500	167	667
Fiscal Year 2008	332	21	353

Total	$832	$188	$1,020

LOC.  Under the Credit Agreement, as amended, the maximum amount available under the LOC portion is $9.0 million. As of March 25, 2006, the Company was eligible to borrow up to $7.9 million based on assets and borrowed $3.3 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).

The Credit Agreement contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions result in a short-term classification of the LOC in accordance with EITF Issue

No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.

Interest.  Interest on the term loans and LOC is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio, as defined in the Credit Agreement, as amended (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of March 25, 2006 were 7.50% and 4.83%, respectively. The Company’s interest rate for fiscal year 2006 ranged from 5.37% to 8.00%.

Fixed Charge
Tier	Coverage Ratio	Term Loan A	Term Loan B	LOC

1	1.249 or less	(a) Prime Rate plus 0.125% or (b) LIBOR plus 2.875%	Prime Rate plus 0.375%	(a) Prime Rate minus 0.375% or (b) LIBOR plus 2.375%
2	1.25 to 1.49	(a) Prime Rate minus 0.125% or (b) LIBOR plus 2.625%	Prime Rate plus 0.125%	(a) Prime Rate minus 0.375% or (b) LIBOR plus 2.125%
3	1.50 or greater	(a) Prime Rate minus 0.375% or (b) LIBOR plus 2.375%	Prime Rate minus 0.125%	(a) Prime Rate minus 0.375% or (b) LIBOR plus 1.875%

Covenants.  The Credit Agreement, as amended, has certain covenants with which the Company has to comply, including a minimum EBITDA covenant, and restrictions on capital expenditures and Master Catalog spending. The Company was in compliance with all loan covenants and requirements throughout fiscal year 2006.

Loan Costs.  In accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, any fees paid to GMAC, third party costs associated with the LOC, and unamortized costs remaining under the Credit Agreement, are amortized over the term of the Credit Agreement.

Other Terms.  The Credit Agreement, as amended, requires a termination premium should an event of default occur. A termination premium of 1% of the advance limit in year one, 0.5% in year two, and 0.25% in year three, as defined in the Credit Agreement, will be incurred if the Credit Agreement is terminated prior to its expiration date of October 31, 2008.

Additionally, the Company has pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement.

The current Credit Agreement provides for a capital expenditure loan (“Cap-x Loan”). The Company has achieved an EBITDA, as defined in the Credit Agreement, of at least $2.4 million on a trailing twelve months basis in the required time frame specified in the Credit Agreement and therefore may make a Cap-x Loan of up to $1.0 million for qualifying capital expenditures. As of March 25, 2006, the Company has not borrowed any additional monies. The Cap-x Loan would be payable in equal monthly payments over a 36 month period with any residual balance resulting in a balloon payment at October 31, 2007. Interest is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio with the same terms as Term Loan A (see chart above).

NOTE 4 — INCOME TAXES

Transcat’s net income (loss) before income taxes on the Consolidated Statement of Operations is as follows (in thousands):

	FY 2006	FY 2005	FY 2004

United States	$621	$272	$292
Foreign	308	(16)	(131)

Total	$929	$256	$161

The net (benefit) provision for income taxes determined in accordance with SFAS No. 109 for fiscal years 2006, 2005, and 2004 is as follows (in thousands):

	FY 2006	FY 2005	FY 2004

Current Tax (Benefit) Provision:
Federal	$(35)	$—	$(205)
State	49	—	13

Total	$14	$—	$(192)

Deferred Tax (Benefit) Provision:
Federal	$(2,453)	$—	$—
State	(209)	—	—

Total	$(2,662)	$—	$—

The following table is a reconciliation of the “expected” federal income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations.

	FY 2006	FY 2005	FY 2004

Computed “Expected” Federal Income Tax	$211	$92	$55
State Income Taxes	25	11	19
Book Expenses Not Deductible for Taxes	3	14	35
Valuation Allowance	(2,983)	9	65
Foreign Credits, Deductions, and Dividends	—	—	(213)
Other, net	96	(126)	(153)

Total	$(2,648)	$—	$(192)

The components of the net deferred tax assets are as follows:

	FY 2006	FY 2005

Current Deferred Tax Assets (Liabilities):
Net Operating Loss Carryforward(1)	$713	$—
Reserves for Inventory Obsolescence	35	32
Catalog Costs	(21)	(19)
Other	311	288

Total Current Deferred Tax Assets	$1,038	$301
Valuation Allowance(2)	—	(301)

Net Current Deferred Tax Assets	$1,038	$—

Non-Current Deferred Tax Assets (Liabilities):
Net Operating Loss Carryforward(1)	$24	$714
Deferred Gain on TPG Divestiture	587	587
Goodwill	1,201	1,561
Foreign Tax Credits (expires March 2008)	757	757
Depreciation	(400)	(363)
Other	274	245

Total Non-Current Deferred Tax Assets	$2,443	$3,501
Valuation Allowance(2)	(819)	(3,501)

Net Non-Current Deferred Tax Assets	$1,624	$—

Net Deferred Tax Assets	$2,662	$—

(1)	As of March 25, 2006, Transcat has net operating loss carryforwards of $2.1 million, which is available to offset future federal taxable income through March 2025.

(2)	Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. In general, each deferred tax asset is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the item (credit, loss, etc.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated benefits.

The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary under the circumstances.

For fiscal year 2005, the Company determined that it is more likely than not that the benefits associated with the net deferred tax assets would not be realized. Accordingly, the Company booked a full valuation allowance against its net deferred tax assets.

In fiscal year 2006, the Company reassessed all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. As a result of the Company’s income before taxes over the last four years and the Company’s belief that its future performance will result in sustained profitability and taxable income, the Company reversed a significant portion of the deferred tax valuation allowance.

The Company’s utilization of U.S. foreign tax credit carryforwards is dependent on related statutory limitations that involve numerous factors beyond overall positive income. In fiscal year 2006, the Company determined that it is more likely than not that the benefits associated with the foreign tax credits would not be realized.

Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary. These basis differences were approximately $2.0 million at March 25, 2006 and consisted primarily of undistributed earnings. These earnings are considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

NOTE 5 — DEFINED CONTRIBUTION PLAN

All of Transcat’s United States employees are eligible to participate in a plan providing certain qualifications are met. Effective April 1, 1981, the Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Long-Term Savings and Deferred Profit Sharing Plan (“Plan”).

In the Long-Term Savings portion of the Plan (“401K”), payments of benefits accrued for plan participants are made upon retirement or upon termination of employment prior to retirement providing certain conditions have been met by the employee prior to termination. The Company’s matching contributions to the 401K were $0.2 million in each of the fiscal years 2006, 2005, and 2004.

In the Deferred Profit Sharing portion of the Plan, employer contributions are made at the discretion of the Board of Directors. The Company made no profit sharing contributions in fiscal years 2006, 2005, and 2004.

NOTE 6 — STOCK-BASED COMPENSATION

Stock Options:  In June 2003, the Company adopted the Transcat, Inc. 2003 Incentive Plan (“2003 Plan”) which replaced the Transcat, Inc. Amended and Restated 1993 Stock Option Plan (“1993 Plan”). The approximately 918,000 shares that were outstanding as of the termination of the 1993 Plan were reserved under the 2003 Plan. The 2003 Plan grants options to officers and key employees to purchase Common Stock at no less than the fair market value at the date of grant. Options generally vest over a period up to four years and expire up to ten years from the date of grant. The following table summarizes the Company’s options for fiscal years 2006, 2005, and 2004 (shares in thousands, except per share amounts):

	FY 2006		FY 2005		FY 2004
	Number	Weighted	Number	Weighted	Number	Weighted
	of	Average	of	Average	of	Average
	Shares	Price	Shares	Price	Shares	Price
Beginning of Year	688	$1.65	875	$1.73	918	$1.87
Add (Deduct):
Granted	57	4.31	86	2.89	147	2.32
Exercised	(252)	1.51	(214)	2.40	(11)	1.05
Cancelled	(41)	2.65	(59)	1.97	(179)	2.95

End of Year	452	1.97	688	1.65	875	1.73

Exercisable, End of Year	220	$1.56	315	$1.51	114	$1.24
Available for Grant, End of Year	829		867		943

The following table summarizes treasury stock acquired from cashless stock option exercises for fiscal years 2006, 2005, and 2004 (shares in thousands, except per share amounts):

	FY 2006		FY 2005		FY 2004
	Number		Number		Number
	of		of		of
	Shares	Value	Shares	Value	Shares	Value
Treasury Stock Acquired in Cashless Exercise of Stock Options	10	$50	128	$385	—	$—
Expense		$—		$97		$—

The following table presents options outstanding and exercisable as of March 25, 2006 (shares in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
	of	Life	Price per	of	Price per
	Shares	(in Years)	Share	Shares	Share
Range of Exercise Prices:
$0.80-$2.00	226	1.2	$1.01	132	$1.01
$2.01-$3.25	169	7.8	$2.49	88	$2.37
$3.26-$4.52	57	9.4	$4.31	—	$—

Total	452	4.7	$1.97	220	$1.56

Warrants:  Under the Directors’ Warrant Plan, as amended, warrants may be granted to non-employee directors to purchase Common Stock at the fair market value at the date of grant. Warrants generally vest over a period of four years and expire in five years from the date of grant. The following table summarizes warrants for fiscal years 2006, 2005, and 2004 (shares in thousands, except per share amounts):

	Number	Exercise Price
	of Shares	per Share

Balance, March 31, 2003	104	$0.97-$3.75
Granted	32	$2.31
Cancelled and Expired	(12)	$3.75

Balance, March 27, 2004	124	$0.97-$3.06
Granted	32	$2.83
Cancelled and Expired	(16)	$3.06

Balance, March 26, 2005	140	$0.97-$2.91
Granted	40	$4.26
Exercised	(16)	$2.91
Cancelled and Expired	(4)	$2.91

Balance, March 25, 2006	160	$2.61

The Company granted warrants to purchase 500,000 shares of Common Stock on November 13, 2002 to the Company’s previous lenders, Key Bank, N.A. and Citizens Bank, in accordance with a Termination Agreement for refinancing the debt with GMAC. See Note 3 above for further disclosure regarding debt. 100,000 shares expired in each of the fiscal years 2005 and 2006. The following table summarizes warrants from the Termination Agreement that were originally granted and are outstanding as of March 25, 2006 (shares and dollars in thousands):

As of 11/13/02			As of 3/25/06
Number	Pricing		Number	Pricing
of Shares	Model	Expiration	of Shares	Model
Outstanding	Valuation	Date	Outstanding	Valuation

100	$88	11/13/2004	—	$—
100	101	11/13/2005	—	—
300	329	11/13/2007	300	329

500	$518		300	$329

Restricted Stock:  The 2003 Plan also allows the Company to grant stock awards. The stock awards granted vest over a period of one year. The following table summarizes stock awards for fiscal years 2006, 2005, and 2004 (shares and dollars in thousands):

	FY 2006	FY 2005	FY 2004

Number of Stock Awards Granted	22	50	70
Expense, based on fair market value	$191	$278	$109

Unearned compensation was less than $0.1 million at March 25, 2006 and March 26, 2005.

NOTE 7 — SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2006, 2005, and 2004:

	FY 2006	FY 2005	FY 2004

Net Sales:
Product	$40,814	$37,086	$35,423
Service	19,657	18,221	17,894

Total	60,471	55,307	53,317

Gross Profit:
Product	9,812	8,779	8,475
Service	5,287	5,113	4,923

Total	15,099	13,892	13,398

Operating Expenses:
Product(1)	7,934	8,090	7,326
Service(1)	5,647	4,903	5,765

Total	13,581	12,993	13,091

Operating Income	1,518	899	307

Unallocated Amounts:
Other Expense	589	643	146
Benefit for Income Taxes, net	(2,648)	—	(192)

Total	(2,059)	643	(46)

Net Income	$3,577	$256	$353

Total Assets(2):
Product	$10,703	$12,785	$10,441
Service	7,352	6,223	6,084
Unallocated	3,433	1,199	1,860

Total	$21,488	$20,207	$18,385

Depreciation and Amortization:
Product	$612	$634	$296
Service	603	636	691
Unallocated	$186	$216	$312

Total	$1,401	$1,486	$1,299

Capital Expenditures:
Product	$—	$—	$—
Service	623	728	258
Unallocated	291	138	201

Total	$914	$866	$459

Certain reclassifications of prior fiscal years’ financial information have been made to conform with current fiscal years’ presentation.

	FY 2006	FY 2005	FY 2004

Geographic Data:
Net Sales to Unaffiliated Customers(3):
United States(5)	$54,778	$50,170	$48,309
Canada	5,693	5,137	5,008

Total	$60,471	$55,307	$53,317

Long-Lived Assets(4):
United States(5)	$2,422	$1,759	$1,784
Canada	265	340	422

Total	$2,687	$2,099	$2,206

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of sales, headcount, and management’s estimates.

(2)	Goodwill is allocated based on the percentage of segment revenue acquired. For fiscal year 2006, goodwill of $3.0 million was allocated 51% product and 49% service. For fiscal years 2005 and 2004, goodwill of $2.5 million was allocated 60% product and 40% service.

(3)	Net sales are attributed to the countries based on the location of the subsidiary making the sale.

(4)	Long-lived assets consist of property, plant, and equipment and capital leases and are entirely allocated to the United States with the exception of Canadian fixed assets.

(5)	United States is inclusive of Puerto Rico.

NOTE 8 — COMMITMENTS

Leases:  Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense for fiscal years 2006, 2005, and 2004 was approximately $0.9 million. The Company leases certain computer equipment under non-cancelable capital leases. Capital lease expenses for fiscal years 2006, 2005, and 2004 were less than $0.1 million in each year. The minimum future annual rental payments under the non-cancelable leases at March 25, 2006 are as follows (in millions):

	Capital	Operating
Fiscal Year	Leases	Leases

2007	$0.1	$0.9
2008	—	0.7
2009	—	0.5
2010	—	0.2
2011		0.2
Thereafter	—	0.2

Total minimum lease payments	0.1	$2.7

Less: Amount representing interest	—

Present value of net minimum lease payments	$0.1

Unconditional Purchase Obligation:  In connection with the sale of TPG to Fluke Electronics Corporation (“Fluke”) in December 2001, we entered into a distribution agreement (the “Distribution Agreement”) with Fluke to be the exclusive worldwide distributor of Transmation and Altek products until December 31, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

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

NOTE 9 — EMPLOYEE TERMINATION COSTS

In accordance with the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, the following table shows the amounts expensed and paid in fiscal years 2006, 2005, and 2004 for severance costs that were initially incurred and accrued in these years (in millions):

	Balance
	at the			Balance at
	Beginning	Accrued	Actual	the End of
	of the Year	Costs	Payments	the Year

Severance:
FY 2006	$—	$0.1	$(0.1)	$—
FY 2005	$0.1	$0.1	$(0.2)	$—
FY 2004	$0.3	$0.1	$(0.3)	$0.1

NOTE 10 — VENDOR CONCENTRATION

Approximately 30% of Transcat’s product purchases on an annual basis are from Fluke, which is believed to be consistent with Fluke’s share of the markets the Company services.

NOTE 11 — ACQUISITION

In February 2006, we acquired NWCI in Fort Wayne, Indiana, expanding our Calibration Centers of Excellence to twelve. NWCI provides dimensional calibration, first part inspection, and reverse engineering services to the pharmaceutical, medical device, and automotive industries. We paid $0.8 million in cash and $0.1 million in stock in accordance with the purchase agreement. We allocated the initial purchase price to the estimated fair value of the fixed assets acquired ($0.5 million) with the excess of $0.4 million allocated to goodwill. The goodwill is deductible for tax purposes. The purchase agreement also provides for performance-based payments to the sellers up to a maximum of $0.3 million. If and when such payments come due, the amounts paid will be added to the recorded value of goodwill. The results of the acquired business have been included in our calibration services segment of the Consolidated Financial Statements since the acquisition date. Pro-forma information for this acquisition is not included as it did not have a material impact on the consolidated financial position or results of operations.

NOTE 12 — QUARTERLY DATA (Unaudited)

The following table presents certain unaudited quarterly financial data for fiscal years 2006 and 2005 (in thousands, except per share amounts):

				Basic	Diluted
			Net	Earnings	Earnings
		Gross	Income	(Loss)	(Loss)
	Net Sales	Profit	(Loss)	per Share	per Share

FY 2006:
Fourth Quarter	$16,054	$4,030	$2,765	$0.41	$0.38
Third Quarter	16,233	3,855	289	0.04	0.04
Second Quarter	14,119	3,609	349	0.05	0.05
First Quarter	14,065	3,605	174	0.03	0.02
FY 2005:
Fourth Quarter	$15,557	$4,339	$504	$0.08	$0.07
Third Quarter	14,040	3,518	272	0.04	0.04
Second Quarter	12,488	2,909	(93)	(0.01)	(0.01)
First Quarter	13,222	3,126	(427)	(0.07)	(0.07)

TRANSCAT, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance	(Reductions) to	Additions	Reductions	Balance
	at the	Consolidated	(Reductions) to	due to	at the
	Beginning	Statements	Consolidated	Products	End of
	of the Year	of Operations	Balance Sheets	Sold	the Year

Allowance for Doubtful Accounts:
FY 2006	$56	$(33)	40	$—	$63
FY 2005	$51	$(64)	$69	$—	$56
FY 2004	$114	$—	$(63)	$—	$51
Reserve for Inventory Loss:
FY 2006	$190	$6	$(104)	$—	$92
FY 2005	$177	$13	$—	$—	$190
FY 2004	$395	$20	$—	$(238)	$177
Deferred Tax Valuation Allowance:
FY 2006	$3,802	$(2,648)	$(335)	$—	$819
FY 2005	$3,793	$9	$—	$—	$3,802
FY 2004	$3,728	$65	$—	$—	$3,793

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

The information required by this Item is hereby incorporated by reference from the information set forth under the caption “Executive Officers” in Part I of this Form 10-K and the information set forth under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Code of Ethics” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information set forth under the caption “Executive Compensation” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, with the exception of the information in the table below, is hereby incorporated by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 25, 2006:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	to be issued	Weighted average	Number of securities
	upon exercise of	exercise price of	remaining available for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and unvested	warrants, and unvested	compensation plans (excluding
	restricted stock	restricted stock	securities reflected in column(a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	922	$1.91	829
Equity compensation plans not approved by security holders	—	$—	—

Total	922	$1.91	829

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is hereby incorporated by reference from the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) See Index to Financial Statements included as Item 8 of this Form 10-K.

(b) Exhibits.

See Index to Exhibits beginning on page 63 of this Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 22, 2006	By:	/s/ Carl E. Sassano Carl E. Sassano Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 22, 2006	/s/ Carl E. Sassano Carl E. Sassano	Director, Chairman, and Chief Executive Officer (Principal Executive Officer)

June 22, 2006	/s/ John J. Zimmer John J. Zimmer	CFO and Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)

June 22, 2006	/s/ Francis R. Bradley Francis R. Bradley	Director

June 22, 2006	/s/ E. Lee Garelick E. Lee Garelick	Director

June 22, 2006	/s/ Richard J. Harrison Richard J. Harrison	Director

June 22, 2006	/s/ Nancy D. Hessler Nancy D. Hessler	Director

June 22, 2006	/s/ Robert G. Klimasewski Robert G. Klimasewski	Director

June 22, 2006	/s/ Paul D. Moore Paul D. Moore	Director

June 22, 2006	/s/ Cornelius J. Murphy Cornelius J. Murphy	Director

June 22, 2006	/s/ Harvey J. Palmer Harvey J. Palmer	Director

June 22, 2006	/s/ Alan H. Resnick Alan H. Resnick	Director

June 22, 2006	/s/ John T. Smith John T. Smith	Director

INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws

	3.1		The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.2		By-Laws, as amended through August 18, 1987, are incorporated herein by reference from Exhibit (3) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1988. (SEC File No. 000-03905)

(10)	Material Contracts

	#10	.1	Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

	#10	.2	Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 99(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

	#10	.3	Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 99(c) to the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-61665) filed on August 8, 1995.

	#10	.4	Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein from Exhibit 99(e) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

	#10	.5	Amendment No. 1 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

	#10	.6	Amendment No. 2 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

	#10	.7	Amendment No. 1 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

	#10	.8	Amendment No. 1 to Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit II to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

	#10	.9	Amendments No. 1 and No. 2 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference from Exhibits III and IV to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

	#10	.10	Amendment No. 2 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit V to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

	#10	.11	Amendment No. 3 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

	#10	.12	Amendment No. 2 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

	#10	.13	Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference from Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

	#10	.14	Amendment No. 3 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

#10	.15	Amendment No. 5 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.

#10	.16	Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference from the Company’s definitive proxy statement filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.

#10	.17	Amendment No. 4 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and supercedes Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

#10	.18	Amendment No. 5 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.

#10	.19	Amendment No. 6 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.

#10	.20	Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Appendix B to the Company’s 1999 preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.

#10	.21	Amendment No. 7 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

#10	.22	Amendment No. 6 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

#10	.23	Amendment No. 8 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.

#10	.24	Amendment No. 4 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

#10	.25	Amendment No. 8 to the Transcat, Inc. Amended and Restated Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

#10	.26	Amendment No. 7 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

10.27		Stock Purchase Agreement dated December 26, 2001 by and among the Company, Altek Industries Corp. and Fluke Electronics Corp. is incorporated herein by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated January 10, 2002.

+10	.28	Distributor Agreement dated December 26, 2001 by and between the Company and Fluke Electronics Corporation is incorporated herein by reference from Exhibit 99(a) to the Company’s Current Report on Form 8-K dated January 10, 2002 and Exhibit 99(a) to the Company’s Current Report on Form 8-K/A dated June 5, 2002.

10.29		Asset Purchase Agreement dated as of January 18, 2002 by and between the Company and Hughes Corporation is incorporated herein by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated January 22, 2002.

#10	.30	Amendment No. 9 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

+10	.31	Fluke Distribution Agreement, as amended, is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.32		Loan and Security Agreement dated November 12, 2002 by and among GMAC Business Credit, LLC, Transcat, Inc. and Transmation (Canada) Inc. is incorporated herein by reference from Exhibit 4(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2002.

10.33		First Amendment to Loan and Security Agreement dated April 11, 2003 by and among GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada) Inc. is incorporated herein by reference from Exhibit 4(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

#10	.34	Amendment No. 10 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.

#10	.35	Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Appendix A to the Company’s 2003 definitive proxy statement filed on July 18, 2003.

10.36		Second Amendment to Loan and Security Agreement dated July 22, 2004 by and among GMAC Commercial Finance LLC (successor by merger to GMAC Business Credit, LLC), Transcat, Inc. and Transmation (Canada) Inc. is incorporated herein by reference from Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2004.

10.37		Third Amendment to Loan and Security Agreement by and among Transcat, Inc., Transmation (Canada) Inc. and GMAC Commercial Finance LLC dated November 1, 2004 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2004.

#10	.38	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#10	.39	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#10	.40	Form of Warrant Certificate representing warrants granted under the Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005.

#10	.41	Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.

10.42		Asset Purchase Agreement by and among Transcat, Inc., N.W. Calibration Inspection, Inc. and the stockholders of N.W. Calibration Inspection, Inc. dated as of February 28, 2006 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2006.

10.43		Fourth Amendment to Loan and Security Agreement by and among Transcat, Inc., Transmation (Canada) Inc. and GMAC Commercial Finance LLC dated March 16, 2006 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 16, 2006.

#10	.44	Form of Amended and Restated Agreement for Severance Upon Change in Control for Carl E. Sassano and Charles P. Hadeed is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2006.

#10	.45	Certain compensation information for Carl E. Sassano, Chairman of the Board and Chief Executive Officer of the Company, and Charles P. Hadeed, President and Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 16, 2006.

#10	.46	Certain compensation information for John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 23, 2006.

(11)	Statement re computation of per share earnings
			Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income included in this Form 10-K as Item 8.

(21)	Subsidiaries of the registrant

	*21	.1	Subsidiaries of the Registrant

(23)	Consents of experts and counsel

	*23	.1	Consent of BDO Seidman, LLP

	*23	.2	Consent of PricewaterhouseCoopers LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	*31	.1	Certification of Chief Executive Officer

	*31	.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

	*32	.1	Section 1350 Certifications

*	Exhibits filed with this report.

#	Management contract or compensatory plan or arrangement.

+	The Company has requested confidential treatment of certain information contained in this Exhibit. Such information has been filed separately with the Securities and Exchange Commission pursuant to the Company’s application for confidential treatment under 17 C.F.R. § 200.80(b)(4) and § 240.24b-2.