Form 10-Q
period 2006-06-24
TRANSCAT INC
filed 2006-08-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 24, 2006
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
Large accelerated filer ☐           Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of August 4, 2006 was 6,883,954.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June	June
	24, 2006	25, 2005
Product Sales	$10,536	$9,385
Service Sales	4,983	4,680

Net Sales	15,519	14,065

Cost of Products Sold	7,829	7,126
Cost of Services Sold	3,831	3,334

Total Cost of Products and Services Sold	11,660	10,460

Gross Profit	3,859	3,605

Selling, Marketing, and Warehouse Expenses	2,134	2,093
Administrative Expenses	1,389	1,182
Total Operating Expenses	3,523	3,275

Operating Income	336	330

Interest Expense	93	114
Other Expense	75	42

Total Other Expense	168	156

Income Before Income Taxes	168	174
Provision for Income Taxes	52	—

Net Income	116	174

Other Comprehensive Income (Loss):
Currency Translation Adjustment	87	(19)

Comprehensive Income	$203	$155

Basic Earnings Per Share	$0.02	$0.03
Weighted Average Shares Outstanding	6,830	6,536

Diluted Earnings Per Share	$0.02	$0.02
Weighted Average Shares Outstanding	7,345	7,233
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June	March
	24, 2006	25, 2006
ASSETS
Current Assets:
Cash	$406	$115
Accounts Receivable, less allowance for doubtful accounts of $61 and $63 as of June 24, 2006 and March 25, 2006, respectively	7,591	7,989
Other Receivables	285	—
Finished Goods Inventory, net	3,778	3,952
Prepaid Expenses and Deferred Charges	791	732
Deferred Tax Asset	1,095	1,038

Total Current Assets	13,946	13,826
Property, Plant and Equipment, net	2,672	2,637
Assets Under Capital Leases, net	34	50
Goodwill	2,967	2,967
Prepaid Expenses and Deferred Charges	90	113
Deferred Tax Asset	1,530	1,624
Other Assets	269	271

Total Assets	$21,508	$21,488

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,223	$4,219
Accrued Payrolls, Commissions, and Other	1,262	2,530
Income Taxes Payable	31	102
Current Portion of Term Loan	645	667
Capital Lease Obligations	39	56
Revolving Line of Credit	4,380	3,252

Total Current Liabilities	10,580	10,826
Term Loan, less current portion	208	353
Deferred Compensation	119	118
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	12,451	12,841

Stockholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,130,363 and 7,048,028 shares issued as of June 24, 2006 and March 25, 2006, respectively; 6,864,015 and 6,791,240 shares outstanding as of June 24, 2006 and March 25, 2006, respectively	3,565	3,524
Capital in Excess of Par Value	4,846	4,641
Warrants	329	329
Unearned Compensation	(4)	(15)
Accumulated Other Comprehensive Gain	268	181
Retained Earnings	991	875
Less: Treasury Stock, at cost, 266,348 and 256,788 shares as of June 24, 2006 and March 25, 2006, respectively	(938)	(888)

Total Stockholders’ Equity	9,057	8,647

Total Liabilities and Stockholders’ Equity	$21,508	$21,488

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	For the Quarters Ended
	June	June
	24, 2006	25, 2005
Cash Flows from Operating Activities:
Net Income	$116	$174
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Deferred Taxes	37	—
Depreciation and Amortization	358	288
Provision for Doubtful Accounts Receivable	17	40
Provision for Returns	—	11
Provision for Slow Moving or Obsolete Inventory	(5)	—
Stock-Based Compensation	142	—
Amortization of Unearned Compensation	11	13
Changes in Assets and Liabilities, excluding acquisition:
Accounts Receivable and Other Receivables	167	809
Inventory	179	722
Income Taxes Payable	(71)	—
Prepaid Expenses, Deferred Charges, and Other	(137)	(215)
Accounts Payable	4	(1,015)
Accrued Payrolls, Commissions, and Other	(1,268)	(930)
Deferred Compensation	—	25

Net Cash Used in Operating Activities	(450)	(78)

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(273)	(261)

Net Cash Used in Investing Activities	(273)	(261)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	1,128	353
Payments on Term Loans	(167)	(167)
Payments on Capital Leases	(17)	(15)
Issuance of Common Stock	54	144

Net Cash Provided by Financing Activities	998	315

Effect of Exchange Rate Changes on Cash	16	(19)

Net Increase (Decrease) in Cash	291	(43)
Cash at Beginning of Period	115	106

Cash at End of Period	$406	$63

Supplemental Disclosure of Non-Cash Financing Activity:
Treasury Stock Acquired in Cashless Exercise of Stock Options	$50	$—
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In Thousands) (Unaudited)

						Accum-
			Capital		Un-	ulated
	Common Stock		In		earned	Other		Treasury Stock
	Issued		Excess		Comp-	Compre-	Accum-	Outstanding
	$0.50 Par Value		of Par	War-	ensa-	hensive	ulated	at Cost
	Shares	Amount	Value	rants	tion	Gain	Deficit	Shares	Amount	Total
Balance as of March 25, 2006	7,048	$3,524	$4,641	$329	$(15)	$181	$875	257	$(888)	$8,647
Issuance of Common Stock	82	41	63					9	(50)	54
Stock Option Compensation			142							142
Restricted Stock:
Amortization of Unearned
Compensation					11					11
Comprehensive Income:
Currency Translation Adjustment						87				87
Net Income							116			116

Balance as of June 24, 2006	7,130	$3,565	$4,846	$329	$(4)	$268	$991	266	$(938)	$9,057

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
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 25, 2006 (“fiscal year 2006”) contained in the Company’s 2006 Annual Report on Form 10-K filed with the SEC.
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
For the first quarter of the fiscal year ending March 31, 2007 (“fiscal year 2007”) and the first quarter of fiscal year 2006, the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from stock options, warrants, and non-vested restricted stock are summarized as follows:

	First Quarter Ended
	June 24	June 25
	2006	2005
Shares Outstanding:
Dilutive	515	697
Anti-dilutive	327	444

Total	842	1,141

Range of Exercise Prices per Share:
Options	$0.80-$4.52	$0.80-$2.92
Warrants	$0.97-$4.26	$0.97-$2.91

NOTE 3 – STOCK-BASED COMPENSATION
In June 2003, the Company adopted the Transcat, Inc. 2003 Incentive Plan (“2003 Plan”) which was approved by the Company’s shareholders in August 2003. The 2003 Plan replaced the Transcat, Inc. Amended and Restated 1993 Stock Option Plan (“1993 Plan”). The approximately 918,000 shares that were outstanding as of the termination of the 1993 Plan were reserved under the 2003 Plan. The 2003 Plan grants options to officers and key employees to purchase Common Stock at no less than the fair market value at the date of grant. Options generally vest over a period up to four years and expire up to ten years from the date of grant. As of June 24, 2006, the Company had 831,252 stock options available for grant. There were no stock options granted during the quarter ended June 24, 2006. Compensation expense related to stock options for the quarter ended June 24, 2006 of $0.1 million has been recognized as a component of Administrative Expenses in the accompanying Consolidated Financial Statements.
Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 will be valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Results for prior periods have not been restated. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company estimated forfeiture rates for the first quarter of fiscal year 2007 based on its historical experience.
Prior to fiscal year 2007, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was equal to or greater than the common stock fair market value on the date of grant. Prior to fiscal year 2007, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined in SFAS 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the quarter ended June 25, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.
The estimated fair value of the options granted prior to March 25, 2006 was calculated using the Black-Scholes-Merton option pricing model (“Black-Scholes”). The following summarizes the assumptions used in the Black-Scholes model:

Expected life	3.75 – 6.00 yrs
Annualized volatility rate	86 – 97%
Risk-free rate of return	3.25 – 4.54%
Dividend rate	0.0%
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of return for periods within the contractual life of the option is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock. The expected term of all options granted is estimated by taking the average of the weighted average vesting term and the contractual term, as illustrated in the SEC Staff Accounting Bulletin 107. This methodology is not materially different from the Company’s historical data on exercise timing. Separate groups of employees that have similar historical exercise behavior with regard to option exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.
As a result of adopting SFAS 123R, Operating Income, Income Before Income Taxes and Net Income for the quarter ended June 24, 2006 includes $0.1 million for stock-based compensation. The impact on both basic and diluted earnings per share for the quarter ended June 24, 2006 was $0.02 per share. Pro forma net income as if the fair value based method had been applied to all stock option awards is as follows (in thousands, except for per share amounts):

	First Quarter Ended
	June	June
	24, 2006	25, 2005
Net Income, as reported	$116	$174
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	122	13
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(122)	(36)

Pro Forma Net Income	$116	$151

Earnings Per Share:
Basic — as reported	$0.02	$0.03
Basic — pro forma	$0.02	$0.02
Average Shares Outstanding (in thousands)	6,830	6,536

Diluted — as reported	$0.02	$0.02
Diluted — pro forma	$0.02	$0.02
Average Shares Outstanding (in thousands)	7,345	7,233
As of June 24, 2006, the Company had $0.2 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of approximately 2.5 years.
Option activity under the 2003 Plan as of June 24, 2006 and changes during the quarter then ended were as follows (shares in thousands, except per share amounts):

	First Quarter FY 2007
	Number	Weighted	Weighted Average	Aggregate
	of	Average	Remaining Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at March 25, 2006	452	$1.97
Add (Deduct):
Granted	—	—
Exercised	(67)	0.97
Forfeited	(2)	2.09

Outstanding at June 24, 2006	383	2.15	5	$1,744,161

Exercisable at June 24, 2006	238	$1.51	3	$1,029,921

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 24, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The aggregate intrinsic value of stock options exercised during the quarters ended June 24, 2006 and June 25, 2005 was $0.3 million and $0.3 million, respectively. Exercise of options during the first quarter of fiscal 2007 and fiscal 2006 resulted in cash receipts of less than $0.1 million and $0.1 million, respectively. The Company recognized an immaterial tax benefit in the quarter ended June 24, 2006 related to the exercise of employee stock options.
Compensation expense related to shares issued to the Company’s employees through the Employees’ Stock Purchase Plan was approximately $2,000 for the quarter ended June 24, 2006.

NOTE 4 – DEBT
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
Term Loans. Under the terms of the Credit Agreement, as amended, the Company has two term loans, Term Loan A and Term Loan B, in the amounts of $1.5 million and $0.5 million, respectively. The notes representing the term loans require annual payments of $0.5 million and $0.2 million, respectively, payable over three years in equal monthly installments, commencing on December 1, 2004. The Company is further required to reduce the term loans on an annual basis by a percentage of excess cash flow, as defined in the Credit Agreement, as amended. Term Loan B will be reduced by the lesser of the balance owed on Term Loan B or 50% of the Company’s excess cash flow payable in three monthly installments. Once Term Loan B has been repaid, the excess cash flow payment required against Term Loan A is 20% of the Company’s excess cash flow, not to exceed $0.2 million, annually. As of June 24, 2006, the Credit Agreement, as amended, requires the Company to make the following principal payments on combined term loans, before giving effect to any excess cash flow payments that may be made:

	Principal Payments Before Giving
	Effect to Excess Cash Flow Payments
	Term Loan A	Term Loan B	Total
Fiscal Year 2007 (1)	375	125	500
Fiscal Year 2008	332	21	353

Total	$707	$146	$853

(1)	Current portion on Balance Sheet includes nine months of fiscal year 2007 and three months of fiscal year 2008.
LOC. Under the Credit Agreement, as amended, the maximum amount available under the LOC portion is $9.0 million. As of June 24, 2006, the Company was eligible to borrow up to $7.6 million based on certain of the Company’s assets and had borrowed $4.4 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).
The Credit Agreement, as amended, contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions result in a short-term classification of the LOC in accordance with EITF Issue No. 95-22, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.

Interest. Interest on the term loans and LOC is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio, as defined in the Credit Agreement, as amended (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of June 24, 2006 were 8.0% and 5.3%, respectively. The Company’s interest rate for the first quarter of fiscal year 2007 ranged from 6.8% to 8.1%. The Company’s interest rate for the first quarter of fiscal year 2007 was at tier 3, as described in the following chart:

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
Covenants. The Credit Agreement, as amended, has certain covenants with which the Company has to comply, including a minimum EBITDA covenant, and restrictions on capital expenditures and Master Catalog spending. The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2007.
Loan Costs. In accordance with EITF Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements”, any fees paid to GMAC, third party costs associated with the LOC, and unamortized costs remaining under the Credit Agreement, as amended, are amortized over the term of the Credit Agreement.
Other Terms. The Credit Agreement, as amended, requires a termination premium should an event of default occur. A termination premium of 1% of the advance limit in year one, 0.5% in year two, and 0.25% in year three, as defined in the Credit Agreement, will be incurred if the Credit Agreement is terminated prior to its expiration date of October 31, 2008.
Additionally, the Company has pledged certain property and fixtures in favor of GMAC, including inventory, equipment, and accounts receivable as collateral security for the loans made under the Credit Agreement, as amended.

NOTE 5 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the quarters ended June 24, 2006 and June 25, 2005:

	First Quarter Ended
	June	June
	24, 2006	25, 2005
Net Sales:
Product	$10,536	$9,385
Service	4,983	4,680

Total	15,519	14,065

Gross Profit:
Product	2,707	2,259
Service	1,152	1,346

Total	3,859	3,605

Operating Expenses:
Product	2,110	1,906
Service	1,413	1,369

Total	3,523	3,275

Operating Income (Loss):
Product	597	353
Service	(261)	(23)

Total	336	330

Unallocated Amounts:
Other Expense (including interest)	168	156
Provision for Income Taxes	52	—
Total	220	156

Net Income	$116	$174

NOTE 6 – COMMITMENTS
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
In the normal course of business, the Company will be entering into another distribution agreement (the “Future Agreement”) with Fluke once the New Agreement expires on December 31, 2006. Although the Company is only in the early stages of discussions with Fluke, as part of the Future Agreement, Fluke has agreed that the Company would remain exclusive worldwide distributor of Transmation and Altek products, subject to reasonable minimum annual purchase levels of Transmation and Altek products.

NOTE 7 — VENDOR CONCENTRATION
Approximately 30% of Transcat’s product purchases on an annual basis are from Fluke, which is not believed to be inconsistent with Fluke’s share of the markets the Company serves.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecasted in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
Rounding. Certain percentages may vary depending on the basis used for the calculation, such as dollars in thousands and dollars in millions.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Revenue Recognition: Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations, our prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. We recognize the majority of our service revenue based upon when the calibration or repair activity is performed then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. Our shipments are generally free on board shipping point and our customers are generally invoiced for freight, shipping, and handling charges.
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
Stock Options: Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 will be valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Results for prior periods have not been restated. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company estimated forfeiture rates for the first quarter of fiscal year 2007 based on its historical experience. See Note 3 of our Consolidated Financial Statements for further disclosure.
Off-Balance Sheet Arrangements: We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS
The following table sets forth, for the first quarter of fiscal years 2007 and 2006, the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	(Unaudited)
	First Quarter Ended
	June	June
	24, 2006	25, 2005
As a Percentage of Net Sales:

Product Sales	67.9%	66.7%
Service Sales	32.1%	33.3%

Net Sales	100.0%	100.0%

Product Gross Profit	25.7%	24.1%
Service Gross Profit	23.1%	28.8%
Total Gross Profit	24.9%	25.6%

Selling, Marketing, and Warehouse Expenses	13.8%	14.9%
Administrative Expenses	9.0%	8.4%

Total Operating Expenses	22.8%	23.3%

Operating Income	2.1%	2.3%

Interest Expense	0.6%	0.8%
Other Expense	0.5%	0.3%

Total Other Expense	1.1%	1.1%

Income Before Income Taxes	1.0%	1.2%
Benefit for Income Taxes	0.3%	—%

Net Income	0.7%	1.2%

FIRST QUARTER ENDED JUNE 24, 2006 COMPARED TO FIRST QUARTER ENDED JUNE 25, 2005 (dollars in millions):
Sales:

	First Quarter Ended
	June	June
	24, 2006	25, 2005
Net Sales:
Product	$10.5	$9.4
Service	5.0	4.7

Total	$15.5	$14.1

Net sales increased $1.4 million or 9.9% (calculated on dollars in millions) from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007.
Our distribution products net sales results, which accounted for 67.9% of our sales in the first quarter of fiscal year 2007 and 66.7% of our sales in the first quarter of fiscal year 2006 (calculated on dollars in thousands), reflect improved year-over-year customer response to our sales and marketing activities and increased sales in our indirect channel of distribution. Our fiscal year 2007 first quarter product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2007	FY 2006
	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	11.7%	4.0%	16.2%	13.3%	5.6%
In the first quarter of fiscal year 2007, our direct channel grew at 7.0% (calculated on dollars in thousands) year-over-year. This is in line with our goal of mid to high single-digit growth in our direct product channel. In addition, we experienced substantial growth in our indirect channel, primarily from high-volume electrical and instrumentation wholesalers, which caused a shift in our mix by distribution channel. Government sales decreased as a result of less aggressive quoting on government orders. The following table provides the percent of net sales and the approximate gross profit percentage for significant product distribution channels for the first quarter of fiscal years 2007 and 2006 (calculated on dollars in thousands):

	FY 2007 First Quarter		FY 2006 First Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	81.0%	24.9%	86.0%	25.0%
Government	1.0%	0.9%	2.0%	1.9%
Indirect	18.0%	12.1%	12.0%	12.7%

Total	100.0%	22.4%	100.0%	22.9%

(1)	Calculated at net sales less purchase costs.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for the first quarter of fiscal year 2007 were $0.1 million higher than the first quarter of fiscal year 2006. The percentage of unshippable product orders as a result of backorders was consistent year-over-year. The following table reflects the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2007	FY 2006
	Q1	Q4	Q3	Q2	Q1
Total Unshippable Orders	$1.4	$1.4	$1.3	$1.5	$1.3

% of Unshippable Orders that are Backorders	78.6%	92.9%	84.6%	72.1%	78.7%
Calibration services net sales increased $0.3 million, or 6.4% (calculated on dollars in millions), from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007. This increase is attributable to our acquisition of NWCI during the fourth quarter of fiscal year 2006. In addition, within any quarter, as we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment and repair services, customer capital expenditure budgets, and customer outsourcing decisions. Our fiscal year 2007 first quarter calibration services sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2007	FY 2006
	Q1	Q4	Q3	Q2	Q1
Service Sales Growth	6.4%	0.0%	11.9%	11.9%	6.8%
Gross Profit:

	First Quarter Ended
	June	June
	24, 2006	25, 2005
Gross Profit:
Product	$2.7	$2.3
Service	1.2	1.3

Total	$3.9	$3.6

Gross profit decreased as a percent of net sales from 25.6% in the first quarter of fiscal year 2006 to 24.9% in the first quarter of fiscal year 2007 (calculated on dollars in thousands).
Product gross profit increased $0.4 million, or 17.4% (calculated on dollars in millions) from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007, primarily attributable to the 11.7% (calculated on dollars in millions) increase in product net sales. As a percent of product net sales, product gross profit increased 1.2 points (calculated on dollars in millions) from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007, primarily attributable to a $0.3 million rebate achieved in the first quarter of fiscal year 2007. No rebates were received in the first quarter of fiscal year 2006. This product gross profit percentage increase as a result of the rebate was partially offset by product net sales growth in our indirect distribution channel, which typically supports lower margins.

Our product gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers reported as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2007	FY 2006
	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	22.1%	23.1%	23.9%	22.6%	22.8%
Other Income (Expense) % (2)	3.6%	-0.2%	0.4%	1.9%	1.7%

Product Gross Profit %	25.7%	22.9%	24.3%	24.5%	24.5%

(1)	Calculated at net sales less purchase costs.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration services gross profit decreased $0.1 million or 3.7 points (calculated on dollars in millions) from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007. This decrease is primarily due to investment in calibration services capacity. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2007	FY 2006
	Q1	Q4	Q3	Q2	Q1
Service Gross Profit %	24.0%	29.1%	23.4%	27.7%	27.7%
Operating Expenses:

	First Quarter Ended
	June	June
	24, 2006	25, 2005
Operating Expenses:
Selling, Marketing, and Warehouse	$2.1	$2.1
Administrative	1.4	1.2

Total	$3.5	$3.3

Operating expenses increased $0.2 million, or 6.1% (calculated on dollars in millions), from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007. Despite this increase, operating expenses as a percent of total net sales decreased from 23.3% in first quarter fiscal year 2006 to 22.8% in first quarter fiscal year 2007 (calculated on dollars in thousands). Selling, marketing, and warehouse expenses remained relatively flat due to a concerted effort to control spending, while achieving the above mentioned 9.9% overall sales growth. Administrative expenses increased $0.2 million from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007. This was primarily attributable to the expensing of stock options pursuant to SFAS 123(R), which was implemented in the first quarter of fiscal year 2007.
Other Expense:

	First Quarter Ended
	June	June
	24, 2006	25, 2005
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense	0.1	—

Total	$0.2	$0.1

Interest expense was consistent from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007. Other expense increased $0.1 million from the first quarter of fiscal year 2006 to the first quarter of fiscal year 2007, primarily attributable to an increase in net losses in Canadian currency transactions.
Taxes:

	First Quarter Ended
	June	June
	24, 2006	25, 2005
Benefit for Income Taxes	$0.1	$—
In the first quarter of fiscal year 2007, we recognized a $0.1 million provision for income taxes. In the first quarter of fiscal year 2006, we did not recognize any provision for income taxes as pretax income was offset by a reduction in our deferred tax asset valuation reserve. When calculating income tax expense, we recognize valuation allowances for deferred tax assets, which may not be realized using a “more likely than not” approach.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Three Months Ended
	June	June
	24, 2006	25, 2005
Cash (Used in) Provided by:
Operating Activities	$(449)	$(78)
Investing Activities	(273)	(261)
Financing Activities	997	315
Operating Activities: Cash used in operating activities for the first quarter of fiscal year 2007 was approximately $0.4 million, an increase of nearly $0.3 million (calculated on millions of dollars) when compared to the $0.1 million of cash used in operating activities in the first quarter of fiscal year 2006. The primary driver for the increased usage of cash in operating activities was increased accrued payroll and commissions in the first quarter fiscal year 2007 compared to the first quarter fiscal year 2006. In addition, we generated $0.6 million more in cash via receivables reductions and $0.5 million more in cash via inventory reductions in the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2007. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory was $1.4 million less in the first quarter of fiscal year 2007 compared to the first quarter of fiscal year 2006. The decrease can be attributed to increased sales as well as a concerted effort by management to reduce inventory levels. The first quarter of fiscal year 2006 also had significant product purchases with our key vendor, which temporarily raised inventory levels. Our increase in accounts payable, as the following table illustrates (dollars in millions), is primarily the result of the timing of outstanding checks clearing:

	June	June
	24, 2006	25, 2005
Accounts Payable	$4.2	$3.5
Inventory, net	$3.8	$5.2
Accounts Payable/Inventory Ratio	1.11	0.67
•	Receivables: The increase in our accounts receivable at the end of our first quarter of fiscal year 2007 compared to the end of the first quarter of fiscal year 2006 is due to sales growth in first quarter of fiscal year 2007. We have continued to maintain strong collections on our accounts receivable, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	June	June
	24, 2006	25, 2005
Net Sales, for the last two fiscal months	$11.0	$10.4
Accounts Receivable, net	$7.6	$7.1
Days Sales Outstanding (based on 60 days)	41	41
Investing Activities: The $0.3 million of cash used in investing activities for both the first quarters of fiscal years 2007 and 2006, resulted from capital expenditures, primarily for our calibration laboratories.
Financing Activities: The $2.3 million decrease in our overall debt, as shown in the table below, is primarily the result of the increase in cash provided by operating activities during the second through fourth quarters of fiscal year 2006. See Note 4 to our Consolidated Financial Statements for further information regarding our debt.

	June	June
	24, 2006	25, 2005
Term Debt	$0.9	$1.6
Revolving Line of Credit	$4.4	$5.9
Capital Lease Obligations	$—	$0.1

Total Debt	$5.3	$7.6

Debt. Our fourth amendment to our Revolving Credit and Loan Agreement (“Credit Agreement”) with GMAC Business Credit, LLC consists of two term notes, a revolving line of credit, a capital expenditure loan option, and certain material terms which are disclosed in Note 4 of our Consolidated Financial Statements.
The table below indicates our excess EBITDA (earnings before interest, income taxes, depreciation and amortization) percentage for the periods indicated. We met our EBITDA covenant for all of fiscal year 2006, the first quarter of fiscal year 2007, and expect to meet the covenant on an on-going basis.

	FY 2007	FY 2006
	Q1	Q4	Q3	Q2	Q1
Excess EBITDA	19%	14%	30%	33%	23%
See Note 4 of our Consolidated Financial Statements for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report for a discussion of interest rates on our debt.
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
Because we expect that our purchases for calendar year 2006 will meet our commitment, we also expect that the $1.5 million gain on the sale of TPG to Fluke, which has been deferred since fiscal year 2002, will be recognized in our fiscal year 2007 third quarter.

OUTLOOK
Revenue increased in both Distribution Products and Calibration Services sales in the first quarter of fiscal year 2007. Increased indirect sales, which typically have a lower gross margin than our direct sales, contributed to the 12.3% growth (calculated on dollars in thousands) in Distribution Products sales.
A primary driver for growth in our Calibration Services business was the acquisition of NWCI, which was completed during the fourth quarter of fiscal year 2006 and expanded our Calibration Centers of Excellence to twelve. Our acquisition of NWCI has expanded the services we offer our customers and is allowing us to become a more integral service supplier within our identified target markets. However, our Calibration Services growth, excluding NWCI, is short of our expectations and we are making changes in our selling processes to improve our growth rate in this segment. During the first quarter of fiscal year 2007, we continued to invest in expanding the capabilities of our calibration laboratories, which had a short term impact on the gross margin. As we achieve sales increases in Calibration Services by targeting companies that value quality and expect documentation of the work performed, we anticipate that the gross margin will improve as many of the costs supporting the Calibration Services business are relatively fixed.
For the remainder of fiscal year 2007, we will build on the solid foundation that has been established over the previous four years. We expect the business overall will experience growth in fiscal year 2007 similar to that of fiscal year 2006.
We are focused on maximizing gross margin from our Distribution Products sales while maintaining sales growth in the high single digits in fiscal year 2007. A core strategy for Distribution Products growth is to identify customers who also have a high potential demand for Calibration Services. However, we will also take advantage of other market opportunities when they arise. One such example is the increased Distribution Products sales through indirect channels we achieved in the first quarter of fiscal year 2007, which had lower margins, and which we anticipate should decline as a percentage of our total sales going forward, with consequent improvements in gross margin.
We are also focused on growth in our Calibration Services business in fiscal year 2007 to leverage the investments we have made and improve our gross margin. We continue to believe that cross-selling our Distribution Products and Calibration Services provides significant value to our customers and gives us both competitive advantages and operating efficiencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On June 24, 2006 and June 25, 2005, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under the fourth amendment to our Credit Agreement described in Note 4 of our Consolidated Financial Statements, interest on the term loans and revolving line of credit is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the third amendment (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of June 24, 2006 were 8.0% and 5.3%, respectively.

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
Our interest rate for the first quarter of fiscal year 2007 was at Tier 3. For the quarter ended June 24, 2006, our interest rates ranged from 6.8% to 8.1%.
FOREIGN CURRENCY
Approximately 90% and 91% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the quarters ended June 24, 2006 and June 25, 2005, respectively. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On June 24, 2006 and June 25, 2005, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Our Chairman and Chief Executive Officer (our principal executive officer) and our Vice President of Finance and Chief Financial Officer (our principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chairman and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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

TRANSCAT, INC.

Date: August 8, 2006	/s/ Carl E. Sassano

Carl E. Sassano
Chairman and Chief Executive Officer

Date: August 8, 2006	/s/ John J. Zimmer

John J. Zimmer
Vice President of Finance and
Chief Financial Officer

INDEX TO EXHIBITS

(10)	Material Contracts

	10.1	Form of Amended and Restated Agreement for Severance Upon Change in Control for Carl E. Sassano and Charles P. Hadeed is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2006.

	10.2	Certain compensation information for Carl E. Sassano, Chairman of the Board and Chief Executive Officer of the Company, and Charles P. Hadeed, President and Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 16, 2006.

	10.3	Certain compensation information for John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 23, 2006.

	10.4	Summary of the Transcat, Inc. Post-Retirement Benefits and Long-Term Care Insurance Plan is incorporated herein by reference from the Company’s Current Report on Form 8-K dated July 25, 2006.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications