Form 10-Q
period 2006-09-23
TRANSCAT INC
filed 2006-11-07
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 23, 2006
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
Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of October 20, 2006 was 6,920,899.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September	September	September	September
	23, 2006	24, 2005	23, 2006	24, 2005
Product Sales	$9,880	$9,412	$20,417	$18,797
Service Sales	4,980	4,707	9,963	9,387

Net Sales	14,860	14,119	30,380	28,184

Cost of Products Sold	7,415	7,087	15,244	14,213
Cost of Services Sold	3,897	3,423	7,728	6,757

Total Cost of Products and Services Sold	11,312	10,510	22,972	20,970

Gross Profit	3,548	3,609	7,408	7,214

Selling, Marketing, and Warehouse Expenses	1,807	1,850	3,942	3,943
Administrative Expenses	1,222	1,247	2,610	2,429

Total Operating Expenses	3,029	3,097	6,552	6,372

Operating Income	519	512	856	842

Interest Expense	90	109	184	223
Other Expense	46	54	120	96

Total Other Expense	136	163	304	319

Income Before Income Taxes	383	349	552	523
Provision for Income Taxes	137	—	189	—

Net Income	246	349	363	523

Other Comprehensive Income:
Currency Translation Adjustment	13	99	94	80

Comprehensive Income	$259	$448	$457	$603

Basic Earnings Per Share	$0.04	$0.05	$0.05	$0.08
Average Shares Outstanding	6,902	6,618	6,864	6,574

Diluted Earnings Per Share	$0.03	$0.05	$0.05	$0.07
Average Shares Outstanding	7,425	7,315	7,377	7,269
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
 (In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September	March
	23, 2006	25, 2006
ASSETS
Current Assets:
Cash	$97	$115
Accounts Receivable, less allowance for doubtful accounts of $79 and $63 as of September 23, 2006 and March 25, 2006, respectively	7,138	7,989
Other Receivables	378	—
Finished Goods Inventory, net	4,003	3,952
Prepaid Expenses and Deferred Charges	818	732
Deferred Tax Asset	1,069	1,038

Total Current Assets	13,503	13,826
Property, Plant and Equipment, net	2,598	2,637
Assets Under Capital Leases, net	17	50
Goodwill	2,967	2,967
Prepaid Expenses and Deferred Charges	58	113
Deferred Tax Asset	1,445	1,624
Other Assets	277	271

Total Assets	$20,865	$21,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$3,811	$4,219
Accrued Payrolls, Commissions and Other	1,606	2,530
Income Taxes Payable	61	102
Current Portion of Term Loan	604	667
Capital Lease Obligations	21	56
Revolving Line of Credit	3,475	3,252

Total Current Liabilities	9,578	10,826
Term Loan, less current portion	83	353
Deferred Compensation	125	118
Deferred Gain on TPG Divestiture	1,544	1,544

Total Liabilities	11,330	12,841

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,174,689 and 7,048,028 shares issued as of September 23, 2006 and March 25, 2006, respectively; 6,908,341 and 6,791,240 shares outstanding as of September 23, 2006 and March 25, 2006, respectively	3,587	3,524
Capital in Excess of Par Value	5,091	4,641
Warrants	329	329
Unearned Compensation	(47)	(15)
Accumulated Other Comprehensive Gain	275	181
Retained Earnings	1,238	875
Less: Treasury Stock, at cost, 266,348 and 256,788 shares as of September 23, 2006 and March 25, 2006, respectively	(938)	(888)

Total Shareholders’ Equity	9,535	8,647

Total Liabilities and Shareholders’ Equity	$20,865	$21,488

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September	September
	23, 2006	24, 2005
Cash Flows from Operating Activities:
Net Income	$363	$523
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	148	—
Depreciation and Amortization	769	610
Provision for Doubtful Accounts Receivable	47	13
Provision for Returns	1	(3)
Provision for Slow Moving or Obsolete Inventory	(5)	6
Common Stock Expense	304	44
Amortization of Unearned Compensation	24	24
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	515	1,474
Inventory	(46)	456
Prepaid Expenses, Deferred Charges and Other	(280)	(421)
Accounts Payable	(408)	(414)
Accrued Payrolls, Commissions and Other	(924)	(277)
Income Taxes Payable	(41)	—
Deposits	—	(37)
Deferred Compensation	—	(6)

Net Cash Provided by Operating Activities	467	1,992

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(454)	(362)

Net Cash Used in Investing Activities	(454)	(362)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	223	(1,494)
Payments on Term Loans	(333)	(424)
Payments on Capital Leases	(35)	(32)
Issuance of Common Stock	110	229

Net Cash Used in Financing Activities	(35)	(1,721)

Effect of Exchange Rate Changes on Cash	4	80

Net Decrease in Cash	(18)	(11)
Cash at Beginning of Period	115	106

Cash at End of Period	$97	$95

Supplemental Disclosure of Non-Cash Financing Activity:
Treasury Stock Acquired in Cashless Exercise of Stock Options	$50	$—
Non-Cash Issuance of Common Stock	$109	$—
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In			Accumulated		Treasury Stock
	Issued		Excess			Other		Outstanding
	$0.50 Par Value		Of Par		Unearned	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Warrants	Compensation	Gain	Earnings	Shares	Amount	Total
Balance as of March 25, 2006	7,048	$3,524	$4,641	$329	$(15)	$181	$875	257	$(888)	$8,647
Issuance of Common Stock	106	53	107					9	(50)	110
Stock Option Compensation			244							244
Restricted Stock:
Issuance of Restricted Stock	20	10	99		(56)					53
Amortization of Unearned Compensation					24					24
Comprehensive Income:
Currency Translation Adjustment						94				94
Net Income							363			363

Balance as of September 23, 2006	7,174	$3,587	$5,091	$329	$(47)	$275	$1,238	266	$(938)	$9,535

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
NOTE 1 — NATURE OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Transcat, Inc. (“Transcat” or “Company”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science and manufacturing industries.
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
NOTE 2 — EARNINGS PER SHARE
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
For the second quarter and the first six months of the fiscal year ending March 31, 2007 (“fiscal year 2007”), the net additional Common Stock equivalents had a $.01 per share effect and no effect, respectively, on the calculation of dilutive earnings per share. For the second quarter and the first six months of the fiscal year 2006, the net additional Common Stock equivalents had no effect and a $.01 per share effect, respectively, on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from stock options, warrants and non-vested restricted stock are summarized as follows:

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	23, 2006	24, 2005	23, 2006	24, 2005
Shares Outstanding:
Dilutive	523	697	513	695
Anti-dilutive	368	501	378	503

Total	891	1,198	891	1,198

Range of Exercise Prices per Share:
Options	$0.80—$5.80	$0.80—$4.26	$0.80—$5.80	$0.80—$4.26
Warrants	$0.97—$5.80	$0.97—$4.26	$0.97—$5.80	$0.97—$4.26

NOTE 3 — STOCK-BASED COMPENSATION
In June 2003, the Company adopted the Transcat, Inc. 2003 Incentive Plan (“2003 Plan”), which was approved by the Company’s shareholders in August 2003 and amended by the Company’s shareholders in August 2006 to permit directors to participate in the plan. The 2003 Plan replaced the Transcat, Inc. Amended and Restated 1993 Stock Option Plan (“1993 Plan”). The 918 shares that were outstanding as of the termination of the 1993 Plan were reserved under the 2003 Plan. The 2003 Plan provides for grants of options to directors, officers and key employees to purchase Common Stock at no less than the fair market value at the date of grant. Options generally vest over a period of up to four years and expire up to ten years from the date of grant. As of September 23, 2006, the Company had 764 stock options available for grant. There were 54 stock options granted during the six months ended September 23, 2006. Compensation expense of $0.2 million related to stock options for the six months ended September 23, 2006 has been recognized as a component of Administrative Expenses in the accompanying Consolidated Financial Statements.
Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method which requires the Company to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 will be valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Results for prior periods have not been restated. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company estimated forfeiture rates for the first six months of fiscal year 2007 based on its historical experience.
Prior to fiscal year 2007, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was equal to or greater than the common stock fair market value on the date of grant. Prior to fiscal year 2007, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), as if the fair value method defined in SFAS 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the six months ended September 24, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.
The estimated fair value of the options granted during fiscal year 2007 and prior years was calculated using the Black-Scholes-Merton option pricing model (“Black-Scholes”). The following summarizes the assumptions used in the fiscal year 2007 Black-Scholes model:

Expected life	6 years
Annualized volatility rate	80%
Risk-free rate of return	4.75%
Dividend rate	0.0%
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
As a result of adopting SFAS 123R, Net Income for the quarter and the six months ended September 23, 2006 included $0.1 million and $0.2 million, respectively, for stock-based compensation. The impact on both basic and diluted earnings per share for the quarter and the six months ended September 23, 2006 was $.01 and $.03, respectively, per share. Pro forma net income as if the fair value based method had been applied to all stock option awards is as follows:

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	23, 2006	24, 2005	23, 2006	24, 2005
Net Income, as reported	$246	$349	$363	$523
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	83	11	205	24
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(83)	(59)	(205)	(120)

Pro Forma Net Income	$246	$301	$363	$427

Earnings Per Share:
Basic — as reported	$0.04	$0.05	$0.05	$0.08
Basic — pro forma	$0.04	$0.05	$0.05	$0.06
Average Shares Outstanding	6,902	6,618	6,864	6,574

Diluted — as reported	$0.03	$0.05	$0.05	$0.07
Diluted — pro forma	$0.03	$0.04	$0.05	$0.06
Average Shares Outstanding	7,425	7,315	7,377	7,269
As of September 23, 2006, the Company had $0.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of approximately 2 years.
Option activity as of September 23, 2006 and changes during the six months then ended were as follows:

	Number	Weighted	Weighted Average	Aggregate
	of	Average	Remaining Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding as of March 25, 2006	452	$1.97
Add (Deduct):
Granted	54	5.70
Exercised	(71)	1.00
Forfeited	(7)	2.96

Outstanding as of September 23, 2006	428	2.59	5	$1,169

Exercisable as of September 23, 2006	253	$1.66	3	$911

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 23, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The aggregate intrinsic value of stock options exercised during the six months ended September 23, 2006 and September 24, 2005 was $0.3 million and $0.4 million, respectively. Cash receipts from the exercise of options were less than $0.1 million during the six months ended September 23, 2006 and $0.2 million during the six months ended September 24, 2005. The Company recognized an immaterial tax benefit in the six months ended September 23, 2006 related to the exercise of employee stock options.
Compensation expense related to shares issued to the Company’s employees through the Employees’ Stock Purchase Plan was $5 for the six months ended September 23, 2006.

NOTE 4 — DEBT
Description. On November 13, 2002, Transcat entered into a Revolving Credit and Loan Agreement (“Credit Agreement”) with GMAC Business Credit, LLC (“GMAC”). The Credit Agreement consisted of a term loan, a revolving line of credit (“LOC”), and certain material terms which are as set forth below.
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
Term Loans. Under the terms of the Credit Agreement, as amended, the Company has two term loans, Term Loan A and Term Loan B, in the amounts of $1.5 million and $0.5 million, respectively. The notes representing the term loans require annual payments of $0.5 million and $0.2 million, respectively, payable over three years in equal monthly installments, commencing on December 1, 2004. The Company is further required to reduce the term loans on an annual basis by a percentage of excess cash flow, as defined in the Credit Agreement, as amended. Term Loan B will be reduced by the lesser of the balance owed on Term Loan B or 50% of the Company’s excess cash flow payable in three monthly installments. Once Term Loan B has been repaid, the excess cash flow payment required against Term Loan A is 20% of the Company’s excess cash flow, not to exceed $0.2 million, annually. As of September 23, 2006, the Credit Agreement, as amended, requires the Company to make the following principal payments on the combined term loans, before giving effect to any excess cash flow payments that may be made:

	Principal Payments Before Giving
	Effect to Excess Cash Flow Payments
	Term Loan A	Term Loan B	Total
Fiscal Year 2007 (1)	$250	$84	$334
Fiscal Year 2008	333	20	353

Total	$583	$104	$687

(1)	Current portion on the Consolidated Balance Sheet includes six months of fiscal year 2007 and six months of fiscal year 2008.
LOC. Under the Credit Agreement, as amended, the maximum amount available under the LOC portion is $9.0 million. As of September 23, 2006, the Company was eligible to borrow up to $7.4 million based on certain of the Company’s assets and had borrowed $3.5 million. Availability under the LOC is determined by a formula based on eligible accounts receivable (85%) and inventory (50%).
The Credit Agreement, as amended, contains both a subjective acceleration clause and a requirement to maintain a lock-box arrangement. These conditions result in a short-term classification of the LOC in accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement.

Interest. Interest on the term loans and LOC is adjusted on a quarterly basis based upon the Company’s calculated Fixed Charge Coverage Ratio, as defined in the Credit Agreement, as amended (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of September 23, 2006 were 8.3% and 5.3%, respectively. The Company’s interest rate for the first six months of fiscal year 2007 ranged from 6.8% to 8.4% and was at tier 2, as described in the following chart:

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
Covenants. The Credit Agreement, as amended, has certain covenants with which the Company has to comply, including a minimum EBITDA covenant, and restrictions on capital expenditures and Master Catalog spending. The Company was in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2007.
Loan Costs. In accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, any fees paid to GMAC, third party costs associated with the LOC, and unamortized costs remaining under the Credit Agreement, as amended, are amortized over the term of the Credit Agreement.
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

NOTE 5 — SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the second quarter and six months ended September 23, 2006 and September 24, 2005:

	Second Quarter Ended		Six Months Ended
	September	September	September	September
	23, 2006	24, 2005	23, 2006	24, 2005
Net Sales:
Product	$9,880	$9,412	$20,417	$18,797
Service	4,980	4,707	9,963	9,387

Total	14,860	14,119	30,380	28,184

Gross Profit:
Product	2,465	2,325	5,173	4,584
Service	1,083	1,284	2,235	2,630

Total	3,548	3,609	7,408	7,214

Operating Expenses:
Product	1,856	1,793	3,962	3,699
Service	1,173	1,304	2,590	2,673

Total	3,029	3,097	6,552	6,372

Operating Income (Loss):
Product	609	532	1,211	885
Service	(90)	(20)	(355)	(43)

Total	519	512	856	842

Unallocated Amounts:
Other Expense (including interest)	136	163	304	319
Provision for Income Taxes	137	—	189	—

Total	273	163	493	319

Net Income	$246	$349	$363	$523

NOTE 6 — COMMITMENTS
Unconditional Purchase Obligation: In fiscal year 2002, the Company entered into a distribution agreement (“Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of Transmation and Altek products until December 31, 2006. Under the Distribution Agreement, the Company also agreed to purchase a pre-determined amount of inventory from Fluke.
On October 31, 2002, with an effective date of September 1, 2002, the Company entered into a new distribution agreement (“New Agreement”) with Fluke, which replaced the Distribution Agreement. The New Agreement ends on December 31, 2006. Under the terms of the New Agreement, among other items, the Company agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. The Company’s purchases for calendar years 2005, 2004, and 2003 exceeded the commitment under the New Agreement. The Company believes that this commitment to make future purchases is consistent with Transcat’s business needs and plans.
NOTE 7 — VENDOR CONCENTRATION
Approximately 30% of Transcat’s product purchases on an annual basis are from Fluke, which is believed to be consistent with Fluke’s share of the markets the Company serves.

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
Stock Options: Effective March 26, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have adopted SFAS 123R using the modified prospective application method which requires us to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Results for prior periods have not been restated. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. We did not have any stock-based compensation costs capitalized as part of an asset. We estimated forfeiture rates for the first six months of fiscal year 2007 based on our historical experience.
Off-Balance Sheet Arrangements: We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS
The following table sets forth, for the second quarter and first six months of fiscal years 2007 and 2006, the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September	September	September	September
	23, 2006	24, 2005	23, 2006	24, 2005
As a Percentage of Net Sales:

Product Sales	66.5%	66.7%	67.2%	66.7%
Service Sales	33.5%	33.3%	32.8%	33.3%

Net Sales	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	24.9%	24.7%	25.3%	24.4%
Service Gross Profit	21.7%	27.3%	22.4%	28.0%
Total Gross Profit	23.9%	25.6%	24.4%	25.6%

Selling, Marketing, and Warehouse Expenses	12.2%	13.1%	13.0%	14.0%
Administrative Expenses	8.2%	8.8%	8.6%	8.6%

Total Operating Expenses	20.4%	21.9%	21.6%	22.6%

Operating Income	3.5%	3.7%	2.8%	3.0%

Interest Expense	0.6%	0.8%	0.6%	0.8%
Other Expense	0.3%	0.4%	0.4%	0.3%

Total Other Expense	0.9%	1.2%	1.0%	1.1%

Income Before Income Taxes	2.6%	2.5%	1.8%	1.9%
Provision for Income Taxes	0.9%	—%	0.6%	—%

Net Income	1.7%	2.5%	1.2%	1.9%

SECOND QUARTER ENDED SEPTEMBER 23, 2006 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 24, 2005 (dollars in millions):
Sales:

	Second Quarter Ended
	September	September
	23, 2006	24, 2005
Net Sales:
Product	$9.9	$9.4
Service	5.0	4.7

Total	$14.9	$14.1

Net sales increased $0.8 million or 5.7% (calculated on dollars in millions) from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007.
Our distribution products net sales results, which accounted for 66.5% of our sales in the second quarter of fiscal year 2007 and 66.7% of our sales in the second quarter of fiscal year 2006 (calculated on dollars in thousands), reflect improved year-over-year customer response to our sales and marketing activities and increased sales in our indirect channel of distribution. Our fiscal years 2007 and 2006 product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2007		FY 2006
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	5.3%	11.7%	4.0%	16.2%	13.3%	5.6%
In the second quarter of fiscal year 2007, our direct channel grew at 3.7% (calculated on dollars in thousands) year-over-year. This is a result of strong growth in international sales, despite relatively flat US and Canadian year-over-year sales growth. In addition, we experienced continued double-digit growth in our indirect channel, primarily from high-volume electrical and instrumentation wholesalers, which caused a shift in our mix by distribution channel. Government sales decreased as a result of less aggressive quoting on government orders, which resulted in higher profit percentages for government sales. The following table provides the percentage of net sales and the approximate gross profit percentage for significant product distribution channels for the second quarter of fiscal years 2007 and 2006 (calculated on dollars in thousands):

	FY 2007 Second Quarter		FY 2006 Second Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	83.9%	25.8%	84.7%	24.9%
Government	0.7%	5.9%	1.6%	2.1%
Indirect	15.4%	13.0%	13.7%	13.9%

Total	100.0%	23.7%	100.0%	23.0%

(1)	Calculated as net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for the second quarter of fiscal year 2007 were $0.6 million higher than the second quarter of fiscal year 2006. This is mainly a result of two significant product orders that were received at the end of the second quarter of fiscal year 2007, but will be shipped in future quarters as we await the receipt of the goods from our suppliers. These orders were also the key driver of the increase in the percentage of unshippable product orders that are backorders. The following table reflects the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2007		FY 2006
	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable Orders	$2.1	$1.4	$1.4	$1.3	$1.5	$1.3

% of Unshippable Orders that Are Backorders	90.5%	78.6%	92.9%	84.6%	72.1%	78.7%
Calibration services net sales increased $0.3 million, or 6.4% (calculated on dollars in millions), from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007. This increase is attributable almost entirely to our acquisition of NWCI during the fourth quarter of fiscal year 2006. In addition, within any quarter, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same quarter for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions. Our fiscal year 2007 second quarter calibration services sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2007		FY 2006
	Q2	Q1	Q4	Q3	Q2	Q1
Service Sales Growth	6.4%	6.4%	0.0%	11.9%	11.9%	6.8%
Gross Profit:

	Second Quarter Ended
	September	September
	23, 2006	24, 2005
Gross Profit:
Product	$2.5	$2.3
Service	1.1	1.3

Total	$3.6	$3.6

Gross profit decreased as a percent of net sales from 25.6% in the second quarter of fiscal year 2006 to 23.9% in the second quarter of fiscal year 2007 (calculated on dollars in thousands).
Product gross profit increased $0.2 million, or 8.7% (calculated on dollars in millions) from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007, primarily attributable to the 5.3% (calculated on dollars in millions) increase in product net sales. As a percentage of product net sales, product gross profit increased 0.8 points (calculated on dollars in millions) from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007. This was primarily attributable to a reduction in our discount rates extended to customers within our direct channel. Partially offsetting this increase was $0.1 million less in rebates achieved in the second quarter of fiscal year 2007, compared to the second quarter of fiscal year 2006. The product net sales growth in our indirect distribution channel, which typically supports lower margins, also partially offset the improvement in the product gross profit percentage.

Our product gross profit can be impacted by a number of factors that influence quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers reported as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2007		FY 2006
	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	23.7%	22.1%	23.1%	23.9%	22.6%	22.8%
Other Income (Expense) % (2)	1.6%	3.6%	-0.2%	0.4%	1.9%	1.7%

Product Gross Profit %	25.3%	25.7%	22.9%	24.3%	24.5%	24.5%

(1)	Calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, Freight expenses, and direct shipping costs.
Calibration services gross profit decreased $0.2 million or 5.7 points (calculated on dollars in millions) from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007. This decrease is primarily due to increases in our operating costs along with relatively flat revenue (exclusive of incremental NWCI sales). The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2007		FY 2006
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit %	22.0%	24.0%	29.1%	23.4%	27.7%	27.7%
Operating Expenses:

	Second Quarter Ended
	September	September
	23, 2006	24, 2005
Operating Expenses:
Selling, Marketing, and Warehouse	$1.8	$1.9
Administrative	1.2	1.2

Total	$3.0	$3.1

Operating expenses decreased $0.1 million, or 3.2% (calculated on dollars in millions), from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007. Operating expenses as a percent of total net sales decreased from 21.9% in the second quarter fiscal year 2006 to 20.4% in the second quarter fiscal year 2007 (calculated on dollars in thousands). Selling, marketing, and warehouse expenses decreased $0.1 million due to a concerted effort to control spending, while achieving the above mentioned 5.7% overall sales growth. Administrative expenses were flat from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007. Increased stock option expense per SFAS 123R, which we adopted in the first quarter of fiscal year 2007, was offset by reductions in other employee-related expenses.
Other Expense:

	Second Quarter Ended
	September	September
	23, 2006	24, 2005
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense	—	0.1

Total	$0.1	$0.2

Interest expense was consistent from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007 as reduced debt balances were offset by higher interest rates. Other expense decreased $0.1 million from the second quarter of fiscal year 2006 to the second quarter of fiscal year 2007, primarily attributable to a decrease in net losses in Canadian currency transactions.
Taxes:

	Second Quarter Ended
	September	September
	23, 2006	24, 2005
Provision for Income Taxes	$0.1	$—
In the second quarter of fiscal year 2007, we recognized a $0.1 million provision for income taxes. In the second quarter of fiscal year 2006, we did not recognize any provision for income taxes as pretax income was offset by a reduction in our deferred tax asset valuation allowance. When calculating income tax expense, we recognize valuation allowances for deferred tax assets, which may not be realized, using a “more likely than not” approach.

SIX MONTHS ENDED SEPTEMBER 23, 2006 COMPARED TO SIX MONTHS ENDED SEPTEMBER 24, 2005 (dollars in millions):
Sales:

	Six Months Ended
	September	September
	23, 2006	24, 2005
Net Sales:
Product	$20.4	$18.8
Service	10.0	9.4

Total	$30.4	$28.2

Net sales increased $2.2 million or 7.8% (calculated on dollars in millions) from the first six months of fiscal year 2006 to the first six months of fiscal year 2007.
Our distribution products net sales results, which accounted for 67.2% of our sales in the first six months of fiscal year 2007 and 66.7% of our sales in the first six months of fiscal year 2006 (calculated on dollars in thousands), reflect improved year-over-year customer response to our sales and marketing activities.
Sales growth in both our direct and indirect channels has accounted for the $1.6 million, or 8.5% (calculated on dollars in millions) increase in distribution products net sales for the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. Sales within our government channel have continued to decrease as a result of less aggressive quoting of low margin government orders. Our fiscal years 2007 and 2006 product sales in relation to prior fiscal year first six months comparisons, is as follows (calculated on dollars in millions):

	Six Months Ended		Six Months Ended
	September 23, 2006		September 24, 2005
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	82.5%	25.4%	85.0%	25.0%
Government	0.9%	2.9%	2.0%	1.9%
Indirect	16.6%	12.5%	13.0%	13.4%

Total	100.0%	23.0%	100.0%	23.0%

(1)	Calculated at net sales less purchase costs divided by net sales.
Calibration services net sales increased $0.6 million, or 6.4% (calculated on dollars in millions), from the first six months of fiscal year 2006 to the first six months of fiscal year 2007. This increase is attributable almost entirely to our acquisition of NWCI during the fourth quarter of fiscal year 2006. In addition, within any six month period, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same period for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions.
Gross Profit:

	Six Months Ended
	September	September
	23, 2006	24, 2005
Gross Profit:
Product	$5.2	$4.6
Service	2.2	2.6

Total	$7.4	$7.2

Gross profit decreased as a percent of net sales from 25.6% in the first six months of fiscal year 2006 to 24.4% in the first six months of fiscal year 2007 (calculated on dollars in thousands).

Product gross profit increased $0.6 million, or 13.0% (calculated on dollars in millions) from the first six months of fiscal year 2006 to the first six months of fiscal year 2007, primarily because of the above mentioned 8.5% (calculated on dollars in millions) increase in product net sales. As a percent of product net sales, product gross profit increased 0.9 points (calculated on dollars in thousands) from the first six months of fiscal year 2006 to the first six months of fiscal year 2007, primarily attributable to a $0.2 million increase in rebates achieved in the first six months of fiscal year 2007. Improvement to our product gross profit percent as a result of a reduction in our discount rates extended to our customers within our direct channel was offset by sales growth in our indirect distribution channel, which typically supports lower margin percentages.
Calibration services gross profit decreased $0.4 million or 5.6 points (calculated on dollars in thousands) from the first six months of fiscal year 2006 to the first six months of fiscal year 2007. This decrease is primarily due to increases in our operating costs along with relatively flat revenue (exclusive of incremental NWCI sales).
Operating Expenses:

	Six Months Ended
	September	September
	23, 2006	24, 2005
Operating Expenses:
Selling, Marketing, and Warehouse	$3.9	$3.9
Administrative	2.6	2.4

Total	$6.5	$6.3

Operating expenses increased $0.2 million, or 3.2% (calculated on dollars in millions), from the first six months of fiscal year 2006 to the first six months of fiscal year 2007. This was primarily attributable to the expensing of stock options per SFAS 123R, which we adopted in the first quarter of fiscal year 2007. Despite this increase, operating expenses as a percent of total net sales decreased from 22.6% in the first six months of fiscal year 2006 to 21.6% in the first six months of fiscal year 2007 (calculated on dollars in thousands). Selling, marketing, and warehouse expenses remained relatively flat due to our continued efforts to control spending, while achieving the above mentioned 7.8% overall sales growth. Administrative expenses, including $0.2 million of stock option expense, increased $0.2 million from the first six months of fiscal year 2006 to the first six months of fiscal year 2007.
Other Expense:

	Six Months Ended
	September	September
	23, 2006	24, 2005
Other Expense:
Interest Expense	$0.2	$0.2
Other Expense	0.1	0.1

Total	$0.3	$0.3

Interest expense was consistent from the first six months of fiscal year 2006 to the first six months of fiscal year 2007. Other expense also remained relatively flat from the first six months of fiscal year 2006 to the first six months of fiscal year 2007.
Taxes:

	Six Months Ended
	September	September
	23, 2006	24, 2005
Provision for Income Taxes	$0.2	$—
In the first six months of fiscal year 2007 we recognized a $0.2 million provision for income taxes. In the first six months of fiscal year 2006, we did not recognize any provision for income taxes as pretax income was offset by a reduction in our deferred tax asset valuation allowance. When calculating income tax expense, we recognize valuation allowances for deferred tax assets, which may not be realized, using a “more likely than not” approach.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	September	September
	23, 2006	24, 2005
Cash (Used in) Provided by:
Operating Activities	$467	$1,992
Investing Activities	(454)	(362)
Financing Activities	(35)	(1,721)
Operating Activities: Cash provided by operating activities for the first six months of fiscal year 2007 was $0.5 million, a decrease of nearly $1.5 million (calculated on millions of dollars) when compared to the $2.0 million of cash provided by operating activities in the first six months of fiscal year 2006. This is mainly attributable to a $0.1 million (calculated on millions of dollars) decrease in net income, approximately $1.0 million less cash provided via receivables reductions, and approximately a $0.6 million increase in cash used to reduce accrued payrolls and commissions in the first six months of fiscal year 2007 compared to the first six months of fiscal year 2006. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory of $4.0 million on September 23, 2006 is flat with fiscal year 2006 year-end inventory on March 25, 2006 and $1.4 million less than the inventory level on September 24, 2005. The year-over-year decrease is due to refined inventory ordering models and increased focus on maintaining lower inventory levels. Our $0.3 million decrease in accounts payable, as the following table illustrates (dollars in millions), is primarily the result of the timing of outstanding checks clearing and reduced inventory purchases:

	September	September
	23, 2006	24, 2005
Accounts Payable	$3.8	$4.1
Inventory, net	$4.0	$5.4
Accounts Payable/Inventory Ratio	0.95	0.76
•	Receivables: The increase in our accounts receivable at the end of our second quarter of fiscal year 2007 compared to the end of the second quarter of fiscal year 2006 is primarily due to sales growth in our fiscal year 2007 second quarter. We have continued to maintain strong collections on our accounts receivable, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	September	September
	23, 2006	24, 2005
Net Sales, for the last two fiscal months	$10.4	$9.9
Accounts Receivable, net	$7.1	$6.3
Days Sales Outstanding (based on 60 days)	41	38
Investing Activities: The $0.5 million of cash used in investing activities during the first six months of fiscal year 2007, which was $0.1 million (calculated on millions of dollars) more than the first six months of fiscal year 2006, was primarily for capital expenditures within our calibration laboratories.
Financing Activities: The $1.3 million decrease in our overall debt, as shown in the table below, is the result of the $2.9 million of cash provided by operating activities during the last six months of fiscal year 2006 and the first six months of fiscal year 2007. See Note 4 to our Consolidated Financial Statements for further information regarding our debt.

	September	September
	23, 2006	24, 2005
Term Debt	$0.7	$1.4
Revolving Line of Credit	3.5	4.0
Capital Lease Obligations	—	0.1

Total Debt	$4.2	$5.5

Debt. Our Revolving Credit and Loan Agreement, as amended, (“Credit Agreement”) with GMAC Business Credit, LLC consists of two term notes, a revolving line of credit, a capital expenditure loan option, and certain material terms which are disclosed in Note 4 of our Consolidated Financial Statements.
The table below indicates our excess EBITDA (earnings before interest, income taxes, depreciation and amortization) percentage for the periods indicated. We met our EBITDA covenant for all of fiscal year 2006, as well as the first two quarters of fiscal year 2007, and we expect to meet the covenant on an on-going basis.

	FY 2007		FY 2006
	Q2	Q1	Q4	Q3	Q2	Q1
Excess EBITDA	28%	19%	14%	30%	33%	23%
See Note 4 of our Consolidated Financial Statements for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report for a discussion of interest rates on our debt.
Unconditional Purchase Obligation. In fiscal year 2002, we entered into a distribution agreement (“Distribution Agreement”) with Fluke Electronics Corporation (“Fluke”) to be the exclusive worldwide distributor of Transmation and Altek products until December 31, 2006. Under the Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.
On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (“New Agreement”) with Fluke, which replaced the Distribution Agreement. Under the terms of the New Agreement, among other items, we agreed to purchase a larger, pre-determined amount of inventory across a broader array of products and brands during each calendar year. Our purchases for calendar years 2005, 2004, and 2003 exceeded the commitment under the New Agreement. We believe that this commitment to make future purchases is consistent with our business needs and plans. Once the New Agreement ends on December 31, 2006, we expect to enter into another distribution agreement (“Future Agreement”) with Fluke. We are in discussions with Fluke regarding the Future Agreement. Although discussions with Fluke have not yet been completed, as part of the Future Agreement, Fluke has agreed that we will remain the exclusive worldwide distributor of Transmation and Altek products, subject to certain minimum product purchase requirements.
Because we expect that our purchases for calendar year 2006 will meet our commitment, we also expect that the $1.5 million gain on the sale of TPG to Fluke, which has been deferred since fiscal year 2002, will be recognized in our fiscal year 2007 third quarter ending on December 23, 2006.

OUTLOOK
Revenue increased in both Distribution Products and Calibration Services sales in the second quarter of fiscal year 2007. On a year-to-date basis, our Distribution Products sales are up 8.6% over the prior year, consistent with our expectations. The Transcat 2007 Master Catalog was distributed in September 2006 and we have a number of additional marketing initiatives underway to support our Distribution Products business.
For the first half of the fiscal year 2007, 97% of our Calibration Services sales growth and 48% of our growth in cost of services sold were attributable to the acquisition of NWCI which we acquired in the fourth quarter of fiscal year 2006. Excluding NWCI, growth in our Calibration Services business continues to fall short of our expectations. Increases in our operating costs along with relatively flat revenue have had a negative impact on our Calibration Services gross profit margin. During the second quarter, we continued to make changes in our sales and marketing organizations and selling processes to improve our growth rate in this segment.
For the remainder of fiscal year 2007, we will build on the solid foundation that has been established over the previous four years, with continued growth in revenues. We expect the business overall will experience growth in fiscal year 2007 similar to that of fiscal year 2006.
We are focused on maximizing gross margin from our Distribution Products sales while maintaining sales growth in the high single digits in fiscal year 2007. A core strategy for Distribution Products growth is to identify customers who also have a high potential demand for Calibration Services. However, we will also take advantage of other market opportunities when they arise. One such example is the increased Distribution Products sales through indirect channels we achieved in the first half of fiscal year 2007, which had lower margins, and which we anticipate should decline as a percentage of our total sales going forward as we replace sales through indirect channels with higher margin sales through direct channels, with consequent improvements in gross margin.
We are also focused on growth in our Calibration Services business in fiscal year 2007 to leverage the investments we have made and improve our gross margin. We continue to make changes in our sales and marketing organizations and selling processes to improve our growth rate in this segment and believe that cross-selling our Distribution Products and Calibration Services provides significant value to our customers and gives us both competitive advantages and operating efficiencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On September 23, 2006 and September 24, 2005, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under the fourth amendment to our Credit Agreement described in Note 4 of our Consolidated Financial Statements, interest on the term loans and revolving line of credit is adjusted on a quarterly basis based upon our calculated Fixed Charge Coverage Ratio, as defined in the third amendment (see chart below). The prime rate and the 30-day London Interbank Offered Rate (“LIBOR”) as of September 23, 2006 were 8.3% and 5.3%, respectively.

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
Our interest rate for the first six months of fiscal year 2007 ranged from 6.8% to 8.4% and was at Tier 2.
FOREIGN CURRENCY
Approximately 90% and 91% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the six months ended September 23, 2006 and September 24, 2005, respectively. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On September 23, 2006 and September 24, 2005, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
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

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 15, 2006, our shareholders voted on the following proposals at the annual meeting:
Proposal 1:
To elect Francis R. Bradley, Cornelius J. Murphy, Alan H. Resnick and Carl Sassano as directors of the Company, each to serve until the annual meeting of shareholders to be held in 2009:

Nominees	Votes For	Votes Withheld
Francis R. Bradley	6,496,211	48,162
Cornelius J. Murphy	6,249,647	294,726
Alan H. Resnick	6,496,111	48,262
Carl E. Sassano	6,491,772	52,601
The other directors, whose terms of office continued after the meeting, are E. Lee Garelick, Richard J. Harrison, Nancy D. Hessler, Robert G. Klimasewski, Paul Moore, Harvey J. Palmer and John T. Smith.
Proposal 2:
To approve an amendment to the Transcat, Inc. 2003 Incentive Plan to permit directors to participate in the plan:

Votes For:	3,910,612
Votes Against:	467,581
Votes Abstained:	66,914
Broker Non-Votes:	2,099,266
Proposal 3:
To approve and ratify the selection of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending
March 31, 2007.

Votes For:	6,521,275
Votes Against:	6,572
Votes Abstained:	16,626
ITEM 5. OTHER INFORMATION
On August 15, 2006, the Board of Directors of the Company approved the formal termination of the Transcat, Inc. Amended and Restated Directors’ Stock Plan (“Directors’ Stock Plan”). The Directors’ Stock Plan, which was approved by shareholders in 1995, provided for automatic, non-discretionary awards of shares of common stock to non-employee directors in lieu of an annual cash retainer and cash fees paid to directors for attendance at meetings.
The material terms of the Directors’ Stock Plan were most recently summarized in the Company’s definitive proxy statement for the 2001 annual meeting of shareholders (in connection with a proposed amendment to the plan), and the plan, together with amendments, has been previously filed as exhibits to the Company’s periodic reports.
As previously reported in the Company’s definitive proxy statements for the 2004 and 2006 annual meeting of shareholders, in October 2003, the non-employee directors of the Company voluntarily agreed to cease receiving equity awards under the Directors’ Stock Plan and instead agreed to receive their annual retainers and meeting attendance fees in cash.
At the annual meeting held on August 15, 2006, shareholders approved the amendment to the Transcat, Inc. 2003 Incentive Plan to permit directors to participate in that plan. Accordingly, the Board of Directors formally terminated the Directors’ Stock Plan, effective August 15, 2006.
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 7, 2006	/s/ Carl E. Sassano

Carl E. Sassano
Chairman and Chief Executive Officer

Date: November 7, 2006	/s/ John J. Zimmer

John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS
(10)	Material Contracts
10.1	Summary of the Transcat, Inc. Post-Retirement Benefits and Long-Term Care Insurance Plan is incorporated herein by reference from the Company’s Current Report on Form 8-K dated July 25, 2006.

10.2	Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Appendix D to the Company’s definitive proxy statement filed on July 10, 2006 in connection with the 2006 annual meeting of shareholders.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications