Form 10-Q
period 2006-12-23
TRANSCAT INC
filed 2007-02-06
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 23, 2006
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
Large accelerated filer ☐                    Accelerated filer ☐                     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of January 19, 2007 was 6,952,850.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	23, 2006	24, 2005	23, 2006	24, 2005
Product Sales	$12,296	$11,500	$32,713	$30,297
Service Sales	4,944	4,733	14,907	14,120

Net Sales	17,240	16,233	47,620	44,417

Cost of Products Sold	8,926	8,704	24,170	22,917
Cost of Services Sold	4,003	3,674	11,731	10,431

Total Cost of Products and Services Sold	12,929	12,378	35,901	33,348

Gross Profit	4,311	3,855	11,719	11,069

Selling, Marketing, and Warehouse Expenses	2,155	2,256	6,097	6,199
Administrative Expenses	1,403	1,178	4,013	3,607

Total Operating Expenses	3,558	3,434	10,110	9,806

Gain on TPG Divestiture	1,544	—	1,544	—

Operating Income	2,297	421	3,153	1,263

Interest Expense	84	98	268	321
Other Expense	145	34	265	130

Total Other Expense	229	132	533	451

Income Before Income Taxes	2,068	289	2,620	812
Provision for Income Taxes	861	—	1,050	—

Net Income	1,207	289	1,570	812

Other Comprehensive (Loss) Income	(239)	12	(145)	92

Comprehensive Income	$968	$301	$1,425	$904

Basic Earnings Per Share	$0.17	$0.04	$0.23	$0.12
Average Shares Outstanding	6,938	6,682	6,919	6,611

Diluted Earnings Per Share	$0.16	$0.04	$0.21	$0.11
Average Shares Outstanding	7,428	7,288	7,415	7,196
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December	March
	23, 2006	25, 2006
ASSETS
Current Assets:
Cash	$138	$115
Accounts Receivable, less allowance for doubtful accounts of $83 and $63 as of December 23, 2006 and March 25, 2006, respectively	7,863	7,989
Other Receivables	626	—
Finished Goods Inventory, net	4,145	3,952
Prepaid Expenses and Deferred Charges	1,046	732
Deferred Tax Asset	1,059	1,038

Total Current Assets	14,877	13,826
Property, Plant and Equipment, net	2,593	2,637
Assets Under Capital Leases, net	1	50
Goodwill	2,967	2,967
Prepaid Expenses and Deferred Charges	101	113
Deferred Tax Asset	727	1,624
Other Assets	266	271

Total Assets	$21,532	$21,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,417	$4,219
Accrued Payrolls, Commissions, and Other	1,748	2,530
Income Taxes Payable	—	102
Current Portion of Term Loan	—	667
Capital Lease Obligations	3	56
Revolving Line of Credit	—	3,252

Total Current Liabilities	6,168	10,826
Term Loan, less current portion	—	353
Revolving Line of Credit	4,359	—
Deferred Compensation	116	118
Deferred Gain on TPG Divestiture	—	1,544
Postretirement Benefit Obligation	267	—

Total Liabilities	10,910	12,841

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,195,820 and 7,048,028 shares issued as of December 23, 2006 and March 25, 2006, respectively; 6,929,472 and 6,791,240 shares outstanding as of December 23, 2006 and March 25, 2006, respectively	3,598	3,524
Capital in Excess of Par Value	5,152	4,641
Warrants	329	329
Unearned Compensation	—	(15)
Accumulated Other Comprehensive Gain	36	181
Retained Earnings	2,445	875
Less: Treasury Stock, at cost, 266,348 and 256,788 shares as of December 23, 2006 and March 25, 2006, respectively	(938)	(888)

Total Shareholders’ Equity	10,622	8,647

Total Liabilities and Shareholders’ Equity	$21,532	$21,488

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December	December
	23, 2006	24, 2005
Cash Flows from Operating Activities:
Net Income	$1,570	$812
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	975	—
Depreciation and Amortization	1,226	1,009
Provision for Returns and Doubtful Accounts Receivable	54	5
Provision for Slow Moving or Obsolete Inventory	52	6
Common Stock Expense	349	78
Amortization of Restricted Stock	38	35
Gain on TPG Divestiture	(1,544)	—
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(537)	306
Inventory	(245)	299
Prepaid Expenses, Deferred Charges and Other	(721)	(796)
Accounts Payable	198	912
Accrued Payrolls, Commissions and Other	(777)	(272)
Income Taxes Payable	(102)	(12)

Net Cash Provided by Operating Activities	536	2,382

Cash Flows from Investing Activities:
Purchase of Property, Plant and Equipment	(709)	(604)

Net Cash Used in Investing Activities	(709)	(604)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	1,107	(1,465)
Payments on Term Loans	(1,020)	(591)
Payments on Capital Leases	(53)	(48)
Issuance of Common Stock	161	353

Net Cash Provided by (Used in) Financing Activities	195	(1,751)

Effect of Exchange Rate Changes on Cash	1	5

Net Increase in Cash	23	32
Cash at Beginning of Period	115	106

Cash at End of Period	$138	$138

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$278	$326
Income Taxes	$177	$42

Supplemental Disclosure of Non-Cash Financing Activity:
Treasury Stock Acquired in Cashless Exercise of Stock Options	$50	$—
Non-Cash Issuance of Common Stock	$109	$63
Expiration of Warrants from Debt Retirement	$—	$101
Disposal of Fully Reserved Obsolete Inventory	$—	$93
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In			Accumulated		Treasury Stock
	Issued		Excess			Other		Outstanding
	$0.50 Par Value		of Par		Unearned	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Warrants	Compensation	Gain	Earnings	Shares	Amount	Total
Balance as of March 25, 2006	7,048	$3,524	$4,641	$329	$(15)	$181	$875	257	$(888)	$8,647
Issuance of Common Stock	128	64	147					9	(50)	161
Reversal of Unearned Compensation Upon Adoption of SFAS 123R			(15)		15					—
Stock Option Compensation			297							297
Restricted Stock:
Issuance of Restricted Stock	20	10	44							54
Amortization of Restricted Stock			38							38
Comprehensive Income:
Currency Translation Adjustment						18				18
Unrecognized Prior Service Cost, net of tax						(163)				(163)
Net Income							1,570			1,570

Balance as of December 23, 2006	7,196	$3,598	$5,152	$329	$—	$36	$2,445	266	$(938)	$10,622

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION
Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science and manufacturing industries.
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
Principles of Consolidation: On December 11, 2006, the Company commenced the process of dissolving and liquidating its wholly owned subsidiary, metersandinstruments.com, Inc. Accordingly, the accounts of metersandinstruments.com, Inc. were absorbed by the Company. Because the subsidiary was inactive, the dissolution does not have an effect on the Consolidated Financial Statements.
Gain on TPG Divestiture: During the fiscal year ended March 31, 2002, the Company sold its interest in Transmation Products Group (“TPG”). As a result of certain post closing commitments, the Company deferred recognition of a $1.5 million gain on the sale. During the third quarter ended December 23, 2006, the Company satisfied those commitments and consequently realized the gain as a component of Operating Income in the accompanying Consolidated Financial Statements (see Note 7).
Recently Issued Accounting Pronouncements: In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on the Company’s results of operations and financial condition.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The Company believes that the implementation of SAB 108 will not have a material effect on its Consolidated Financial Statements.
In September 2006, FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.
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

For the third quarter and the first nine months of the fiscal year ending March 31, 2007 (“fiscal year 2007”), the net additional common stock equivalents had a $.01 per share effect and a $.02 per share effect, respectively, on the calculation of dilutive earnings per share. For the third quarter and the first nine months of the fiscal year 2006, the net additional common stock equivalents had no effect and a $.01 per share effect, respectively, on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants and non-vested restricted stock are summarized as follows:

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	23, 2006	24, 2005	23, 2006	24, 2005
Shares Outstanding:
Dilutive	491	606	496	585
Anti-dilutive	387	409	382	430

Total	878	1,015	878	1,015

Range of Exercise Prices per Share:
Options	$0.80-$5.80	$0.80-$4.52	$0.80-$5.80	$0.80-$4.52
Warrants	$0.97-$5.80	$0.97-$4.26	$0.97-$5.80	$0.97-$4.26
NOTE 3 – STOCK-BASED COMPENSATION
In June 2003, the Company adopted the Transcat, Inc. 2003 Incentive Plan (“2003 Plan”), which was approved by the Company’s shareholders in August 2003 and which was amended by the Company’s shareholders in August 2006 to permit directors to participate in the plan. The 2003 Plan replaced the Transcat, Inc. Amended and Restated 1993 Stock Option Plan (“1993 Plan”). The 918 shares that were outstanding as of the termination of the 1993 Plan were reserved for issuance under the 2003 Plan. The 2003 Plan provides for grants of options to directors, officers and key employees to purchase Common Stock at no less than the fair market value at the date of grant. Options generally vest over a period of up to four years and expire up to ten years from the date of grant. As of December 23, 2006, the Company had 762 stock options available for grant. There were 57 stock options granted during the nine months ended December 23, 2006. Compensation expense of $0.3 million related to stock options for the nine months ended December 23, 2006 has been recognized as a component of Administrative Expenses in the accompanying Consolidated Financial Statements.
Effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted, including stock options, based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method which requires the Company to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 will be valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Results for prior periods have not been restated. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company estimated forfeiture rates for the first nine months of fiscal year 2007 based on its historical experience.
Prior to fiscal year 2007, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock options provided the option exercise price was equal to or greater than the common stock fair market value on the date of grant. Prior to fiscal year 2007, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), as if the fair value method defined in SFAS 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the nine months ended December 24, 2005 would have been reduced if compensation cost related to stock options had been recorded in the financial statements based on fair value at the grant dates.

The estimated fair value of the options granted during fiscal year 2007 and prior years was calculated using the Black-Scholes-Merton option pricing model (“Black-Scholes”). The following summarizes the assumptions used in the fiscal year 2007 Black-Scholes model:

Expected life	6 years
Annualized volatility rate	79% - 80%
Risk-free rate of return	4.67% - 4.75%
Dividend rate	0.0%
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
As a result of adopting SFAS 123R, Net Income included $0.2 million for stock-based compensation during the nine months ended December 23, 2006 and less than $0.1 million for stock-based compensation in the third quarter of fiscal year 2007. The impact on both basic and diluted earnings per share for the quarter ended December 23, 2006 was $.02 per share. For the nine months ended December 23, 2006, the impact on basic and diluted earnings per share was $.04 and $.03, respectively, per share. Pro forma net income as if the fair value based method had been applied to all stock option awards is as follows:

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	23, 2006	24, 2005	23, 2006	24, 2005
Net Income, as reported	$1,207	$289	$1,570	$812
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	44	45	248	113
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(44)	(95)	(248)	(263)

Pro Forma Net Income	$1,207	$239	$1,570	$662

Earnings Per Share:
Basic — as reported	$0.17	$0.04	$0.23	$0.12
Basic — pro forma	$0.17	$0.04	$0.23	$0.10
Average Shares Outstanding	6,938	6,682	6,919	6,611

Diluted — as reported	$0.16	$0.04	$0.21	$0.11
Diluted — pro forma	$0.16	$0.03	$0.21	$0.09
Average Shares Outstanding	7,428	7,288	7,415	7,196
As of December 23, 2006, the Company had $0.3 million of total unrecognized compensation cost related to stock options that is expected to be recognized over a weighted average period of approximately two years.

Option activity as of December 23, 2006 and changes during the nine months then ended were as follows:

			Weighted Average
	Number	Weighted	Remaining	Aggregate
	of	Average	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding as of March 25, 2006	452	$1.97
Add (Deduct):
Granted	57	5.69
Exercised	(85)	1.02
Forfeited	(9)	2.70

Outstanding as of December 23, 2006	415	2.67	5	$1,168

Exercisable as of December 23, 2006	298	$1.87	4	$1,067

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 23, 2006. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The aggregate intrinsic value of stock options exercised during the nine months ended December 23, 2006 and December 24, 2005 was $0.4 million and $0.6 million, respectively. Cash receipts from the exercise of options were less than $0.1 million during the nine months ended December 23, 2006 and $0.3 million during the nine months ended December 24, 2005. The Company recognized an immaterial tax benefit in the nine months ended December 23, 2006 related to the exercise of employee stock options.
Compensation expense related to shares issued to the Company’s employees through the Employees’ Stock Purchase Plan was $8 for the nine months ended December 23, 2006.
NOTE 4 – DEBT
Description. On November 21, 2006, Transcat entered into a Credit Agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. (“Chase”). The Chase Credit Agreement provides for a three-year revolving credit facility in the amount of $10 million (the “Revolving Credit Facility”). The Chase Credit Agreement replaced the Amended and Restated Loan and Security Agreement dated November 1, 2004, as further amended, (the “GMAC Credit Agreement”) with GMAC Commercial Finance LLC (“GMAC”), which was set to expire in October 2008.
The GMAC Credit Agreement consisted of two term loans in the amount of $1.5 million and $0.5 million, respectively, a revolving line of credit (having a maximum available amount of $9 million with availability determined by a formula based on eligible accounts receivable (85%) and inventory (50%)), and certain additional terms. Using funds drawn under the Revolving Credit Facility, Transcat paid GMAC an aggregate amount of $4.1 million to retire the GMAC Credit Agreement and the outstanding borrowings thereunder, which included the amounts due under the revolving line of credit, the two term loans and a termination premium of $48 (0.5% of the sum of $9 million plus the aggregate non-revolving loan balance).
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Base Rate and the LIBOR rates as of December 23, 2006 were 8.3% and 5.4%, respectively. The Company’s interest rate for the first nine months of fiscal year 2007, including interest associated with the GMAC Credit Agreement, ranged from 6.0% to 8.4%.
Covenants. The Chase Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements, including those of the GMAC Credit Agreement, throughout the first nine months of fiscal year 2007.
Loan Costs. In accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, costs associated with the Chase Credit Agreement are amortized over the term of the Credit Agreement. On November 21, 2006, unamortized costs associated with the GMAC Credit Agreement totaling $147, including the $48 termination premium, were written off and recorded as Other Expense in the Consolidated Financial Statements.

Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property as collateral security for the loans made under the Revolving Credit Facility.
In accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement, the line of credit included in the GMAC Credit Agreement was classified as short-term in the accompanying Consolidated Financial Statements.
NOTE 5 – POSTRETIREMENT HEALTH CARE PLANS
During the third quarter ended December 23, 2006, the Company adopted two defined benefit postretirement health care plans. One plan provides limited reimbursement to eligible non-officer participants for the cost of individual medical insurance coverage purchased by the participant following qualifying retirement from employment with the Company (“Non-Officer Plan”). The other plan provides long term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (“Officer Plan”).
The Company accounts for the plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (“SFAS 106”) and SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106 (“SFAS 132R”).
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. The Consolidated Financial Statements and the accompanying disclosures reflect the Company’s early adoption of SFAS 158.
The change in the postretirement benefit obligation from inception to December 23, 2006 is as follows:

Postretirement benefit obligation at inception	$262
Service cost	3
Interest cost	2

Postretirement benefit obligation as of December 23, 2006	267
Fair value of plan assets as of December 23, 2006	—

Funded status as of December 23, 2006	$(267)

Accumulated postretirement benefit obligation as of December 23, 2006	$267

The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive loss from inception to December 23, 2006 are as follows:

Net periodic postretirement benefit cost:
Service cost	$3
Interest cost	2

5
Benefit obligations recognized in other comprehensive loss:
Unrecognized prior service cost, net of tax	163

Total recognized in net periodic benefit cost and other comprehensive loss	$168

Amount recognized in accumulated other comprehensive gain as of December 26, 2006:
Unrecognized prior service cost, net of tax	$163

The prior service cost is amortized on a straight-line basis over the average remaining service period of active participants for the Non-Officer Plan and over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during the fourth quarter ending March 31, 2007 and for the fiscal year ending March 29, 2008 is $3 and $13, respectively.
The postretirement benefit obligation was computed by an independent third party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic benefit cost were as follows:

Weighted average discount rate	5.9%
Medical care cost trend rate	10% in 2007, gradually declining to 5% by the year 2017 and remaining at that level thereafter
Dental care cost trend rate	5% in 2007 and remaining at that level thereafter
Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation by $41 at December 23, 2006, and the annual net periodic cost by $3. A one percentage point decrease in the healthcare cost trend would decrease the accumulated postretirement benefit obligation by $34 at December 23, 2006, and the annual net periodic cost by $2.
Benefit payments are funded by the Company as needed. Payments toward the cost of a retiree’s medical and dental coverage, which are initially determined as a percentage of a base coverage plan in the year of retirement as defined in the plan document, are limited to increase at a rate of no more than 3% per year. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal
Year	Amount
2007	$1
2008	3
2009	5
2010	11
2011	16
2012 - 2016	129

NOTE 6 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the third quarter and nine months ended December 23, 2006 and December 24, 2005:

	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	23, 2006	24, 2005	23, 2006	24, 2005
Net Sales:
Product	$12,296	$11,500	$32,713	$30,297
Service	4,944	4,733	14,907	14,120

Total	17,240	16,233	47,620	44,417

Gross Profit:
Product	3,370	2,796	8,543	7,380
Service	941	1,059	3,176	3,689

Total	4,311	3,855	11,719	11,069

Operating Expenses:
Product	2,209	2,095	6,170	5,794
Service	1,349	1,339	3,940	4,012

Total	3,558	3,434	10,110	9,806

Operating Income (Loss):
Product	1,161	701	2,373	1,586
Service	(408)	(280)	(764)	(323)
Gain on TPG Divestiture	1,544	—	1,544	—

Total	2,297	421	3,153	1,263

Unallocated Amounts:
Other Expense (including interest)	229	132	533	451
Provision for Income Taxes	861	—	1,050	—

Total	1,090	132	1,583	451

Net Income	$1,207	$289	$1,570	$812

NOTE 7 – COMMITMENTS
Unconditional Purchase Obligation: In fiscal year 2002, in connection with the sale of TPG to Fluke Electronics Corporation (“Fluke”), the Company entered into a distribution agreement (“Distribution Agreement”) with Fluke. Under the Distribution Agreement, among other items, the Company agreed to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, the Company’s purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled the Company’s contractual purchase obligations to Fluke under the Distribution Agreement and triggered the recognition of the previously deferred gain totaling $1.5 million in the third quarter of fiscal year 2007.
By its terms, the Distribution Agreement was to terminate on December 31, 2006. In the normal course of business, the Company expects to enter into a new distribution agreement (“Future Agreement”) with Fluke. Until the Future Agreement is completed, Fluke has agreed to extend the Distribution Agreement through March 31, 2007, but with no minimum product purchase requirements.
NOTE 8 – VENDOR CONCENTRATION
Approximately 28% of Transcat’s product purchases on an annual basis are from Fluke, which is believed to be consistent with Fluke’s share of the markets the Company serves.

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
Rounding. Certain percentages may vary depending on the basis used for the calculation, such as dollars in thousands or dollars in millions.
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
Stock Options: Effective March 26, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires us to measure the cost of employee services received in exchange for all equity awards granted including stock options based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have adopted SFAS 123R using the modified prospective application method which requires us to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 are valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. Results for prior periods have not been restated. SFAS 123R also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock-based compensation costs for such options. We did not have any stock-based compensation costs capitalized as part of an asset. We estimated forfeiture rates for the first nine months of fiscal year 2007 based on our historical experience.
Off-Balance Sheet Arrangements: We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS
The following table sets forth, for the third quarter and first nine months of fiscal years 2007 and 2006, the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December	December	December	December
	23, 2006	24, 2005	23, 2006	24, 2005
As a Percentage of Net Sales:
Product Sales	71.3%	70.8%	68.7%	68.2%
Service Sales	28.7%	29.2%	31.3%	31.8%

Net Sales	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	27.4%	24.3%	26.1%	24.4%
Service Gross Profit	19.0%	22.4%	21.3%	26.1%
Total Gross Profit	25.0%	23.7%	24.6%	24.9%

Selling, Marketing, and Warehouse Expenses	12.5%	13.9%	12.8%	14.0%
Administrative Expenses	8.1%	7.3%	8.4%	8.1%

Total Operating Expenses	20.6%	21.2%	21.2%	22.1%

Gain on TPG Divestiture	9.0%	—%	3.2%	—%

Operating Income	13.4%	2.5%	6.6%	2.8%

Interest Expense	0.5%	0.6%	0.6%	0.7%
Other Expense	0.8%	0.2%	0.6%	0.3%

Total Other Expense	1.3%	0.8%	1.2%	1.0%

Income Before Income Taxes	12.1%	1.7%	5.4%	1.8%
Provision for Income Taxes	5.0%	—%	2.2%	—%

Net Income	7.1%	1.7%	3.2%	1.8%

THIRD QUARTER ENDED DECEMBER 23, 2006 COMPARED TO THIRD QUARTER ENDED DECEMBER 24, 2005 (dollars in millions):
Sales:

	Third Quarter Ended
	December	December
	23, 2006	24, 2005
Net Sales:
Product	$12.3	$11.5
Service	4.9	4.7

Total	$17.2	$16.2

Net sales increased $1.0 million or 6.2% (calculated on dollars in millions) from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007.
Our distribution products net sales results, which accounted for 71.3% of our sales in the third quarter of fiscal year 2007 and 70.8% of our sales in the third quarter of fiscal year 2006 (calculated on dollars in thousands), reflect improved year-over-year customer response to our sales and marketing activities and increased sales in our indirect channel of distribution. Our fiscal years 2007 and 2006 product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2007			FY 2006
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	7.0%	5.3%	11.7%	4.0%	16.2%	13.3%	5.6%
In the third quarter of fiscal year 2007, our direct channel grew at 7.3% (calculated on dollars in thousands) year-over-year. This is in line with our strategic expectations. In addition, we experienced continued double-digit growth in our indirect channel, primarily from high-volume electrical and instrumentation wholesalers, which caused a shift in our mix by distribution channel. Government sales continued to decrease as a result of less aggressive quoting on government orders, while increasing the government channel gross profit percent by 6.8 points. The following table provides the percentage of net sales and the approximate gross profit percentage for significant product distribution channels for the third quarter of fiscal years 2007 and 2006 (calculated on dollars in thousands):

	FY 2007 Third Quarter		FY 2006 Third Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	84.8%	26.0%	84.5%	25.8%
Government	1.0%	6.8%	3.1%	0.0%
Indirect	14.2%	13.7%	12.4%	14.2%

Total	100.0%	24.0%	100.0%	23.6%

(1)	Calculated at net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for the third quarter of fiscal year 2007 were $0.8 million higher than the third quarter of fiscal year 2006. This was mainly a result of an increase in the number of large product orders being placed by customers. Larger orders are often shipped across multiple months and cause a temporary increase in backorders as we await the receipt of the goods from our suppliers or stagger shipments to customers based on an agreed upon delivery schedule. These orders were also the key driver of the increase in the percentage of unshippable product orders that are backorders. The following table reflects the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2007			FY 2006
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable Orders	$2.1	$2.1	$1.4	$1.4	$1.3	$1.5	$1.3

% of Unshippable Orders that are Backorders	90.5%	90.5%	78.6%	92.9%	84.6%	72.1%	78.7%
Calibration services net sales increased $0.2 million, or 4.3% (calculated on dollars in millions), from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007. This increase is attributable entirely to our acquisition of NWCI during the fourth quarter of fiscal year 2006. In addition, within any quarter, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same quarter for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions. Our fiscal year 2007 third quarter calibration services sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2007			FY 2006
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Sales Growth	4.3%	6.4%	6.4%	0.0%	11.9%	11.9%	6.8%
Gross Profit:

	Third Quarter Ended
	December	December
	23, 2006	24, 2005
Gross Profit:
Product	$3.4	$2.8
Service	0.9	1.1

Total	$4.3	$3.9

Gross profit increased as a percent of net sales from 23.7% in the third quarter of fiscal year 2006 to 25.0% in the third quarter of fiscal year 2007 (calculated on dollars in thousands).
Product gross profit increased $0.6 million, or 21.4% (calculated on dollars in millions) from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007, primarily attributable to the 7.0% (calculated on dollars in millions) increase in product net sales and approximately $0.4 million in additional vendor rebates and cooperative advertising income. Vendor rebates and cooperative advertising income can vary from quarter to quarter, depending on our inventory purchases and marketing initiatives. As a percentage of product net sales, product gross profit increased 3.3 points (calculated on dollars in millions) from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007. The $0.4 million in incremental vendor rebates and cooperative advertising accounted for 3.5 points of this improvement (calculated on dollars in millions). The balance was primarily attributable to a reduction in our discount rates extended to customers within our direct channel and a reduction in our overall sales to the government channel, which are typically at low profit margins. The product net sales growth in our indirect distribution channel, which typically supports lower margins, partially offset the improvement in the product gross profit percentage.

Our product gross profit can be impacted by a number of factors that influence quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers reported as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“EITF 02-16”). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2007			FY 2006
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	24.0%	23.7%	22.1%	23.1%	23.9%	22.6%	22.8%
Other Income (Expense) % (2)	3.6%	1.6%	3.6%	-0.2%	0.4%	1.9%	1.7%

Product Gross Profit %	27.6%	25.3%	25.7%	22.9%	24.3%	24.5%	24.5%

(1)	Calculated at net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration services gross profit decreased $0.2 million or 5.0 points (calculated on dollars in millions) from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007. This decrease is primarily due to increases in our operating costs along with relatively flat revenue (exclusive of incremental NWCI sales). The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2007			FY 2006
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit %	18.4%	22.0%	24.0%	29.1%	23.4%	27.7%	27.7%
Operating Expenses:

	Third Quarter Ended
	December	December
	23, 2006	24, 2005
Operating Expenses:
Selling, Marketing, and Warehouse	$2.2	$2.3
Administrative	1.4	1.2

Total	$3.6	$3.5

Operating expenses increased $0.1 million, or 2.9% (calculated on dollars in millions), from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007. Operating expenses as a percent of total net sales decreased from 21.2% in the third quarter fiscal year 2006 to 20.6% in the third quarter fiscal year 2007 (calculated on dollars in thousands). Selling, marketing, and warehouse expenses decreased $0.1 million due to our continuing efforts to control spending, while achieving the above mentioned 6.2% overall sales growth. Administrative expenses increased $0.2 million from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007. The increase was primarily attributable to an increase in employee-related expenses and the expensing of stock options pursuant to SFAS 123(R).

Gain on TPG Divestiture:

	Third Quarter Ended
	December	December
	23, 2006	24, 2005
Gain on TPG Divestiture	$1.5	$—
This one-time gain represents the recognition of a previously deferred gain on the sale of Transmation Products Group (“TPG”) to Fluke Electronics Corporation, which occurred in fiscal year 2002. Although the sale of TPG occurred in fiscal year 2002, we were precluded from recognizing the gain at that time because we had entered into a distribution agreement with Fluke in connection with the transaction that required us to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, our purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled our contractual purchase obligations under the distribution agreement and triggered the recognition of the gain in the third quarter of fiscal year 2007.
Other Expense:

	Third Quarter Ended
	December	December
	23, 2006	24, 2005
Other Expense:
Interest Expense	$0.1	$0.1
Other Expense	0.1	—

Total	$0.2	$0.1

Interest expense was consistent from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007. Other expense increased $0.1 million from the third quarter of fiscal year 2006 to the third quarter of fiscal year 2007, primarily attributable to expenses incurred as part of our debt refinancing arrangements (see Note 4 of the Consolidated Financial Statements for additional information).
Taxes:

	Third Quarter Ended
	December	December
	23, 2006	24, 2005
Provision for Income Taxes	$0.9	$—
In the third quarter of fiscal year 2007, we recognized a $0.9 million provision for income taxes of which, approximately $0.6 million relates to taxes associated with the gain on the sale of TPG. In the third quarter of fiscal year 2006, we did not recognize any provision for income taxes as the current provision for income taxes was offset by a reduction in our deferred tax asset valuation allowance.

NINE MONTHS ENDED DECEMBER 23, 2006 COMPARED TO NINE MONTHS ENDED DECEMBER 24, 2005 (dollars in millions):
Sales:

	Nine Months Ended
	December	December
	23, 2006	24, 2005
Net Sales:
Product	$32.7	$30.3
Service	14.9	14.1

Total	$47.6	$44.4

Net sales for the first nine months of fiscal year 2007 increased $3.2 million or 7.2% (calculated on dollars in millions) from the first nine months of fiscal year 2006.
Our distribution products net sales results, which accounted for 68.7% of our net sales in the first nine months of fiscal year 2007 and 68.2% of our net sales in the first nine months of fiscal year 2006 (calculated on dollars in thousands), reflect improved year-over-year customer response to our sales and marketing activities.
Sales growth in both our direct and indirect channels has accounted for the $2.4 million, or 7.9% (calculated on dollars in millions) increase in distribution products net sales for the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. We anticipate that our indirect channel’s growth rate and percent of total product sales will decline as we focus sales efforts on those customers generating higher profit margins. Sales within our government channel have continued to decrease as a result of less aggressive quoting of low margin government orders, while generating higher profit margins. Our fiscal years 2007 and 2006 product net sales in relation to prior fiscal year first nine months comparisons, is as follows (calculated on dollars in millions):

	FY 2007 Nine Months		FY 2006 Nine Months
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	83.4%	25.6%	84.8%	25.3%
Government	0.9%	4.5%	2.4%	0.7%
Indirect	15.7%	12.9%	12.8%	13.8%

Total	100.0%	23.4%	100.0%	23.2%

(1)	Calculated at net sales less purchase costs divided by net sales.
Calibration services net sales increased $0.8 million, or 5.7% (calculated on dollars in millions), from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007. This increase is attributable entirely to our acquisition of NWCI during the fourth quarter of fiscal year 2006. In addition, within any nine month period, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same period for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions.

Gross Profit:

	Nine Months Ended
	December	December
	23, 2006	24, 2005
Gross Profit:
Product	$8.5	$7.4
Service	3.2	3.7

Total	$11.7	$11.1

Gross profit decreased as a percent of net sales from 24.9% in the first nine months of fiscal year 2006 to 24.6% in the first nine months of fiscal year 2007 (calculated on dollars in thousands).
Product gross profit increased $1.1 million, or 14.9% (calculated on dollars in millions) from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007, primarily because of the above mentioned 7.9% (calculated on dollars in millions) increase in product net sales and approximately $0.6 million in incremental vendor rebates and cooperative advertising income. Vendor rebates and cooperative advertising income can vary from year to year, depending on our inventory purchases and marketing initiatives. As a percent of product net sales, product gross profit increased 1.7 points (calculated on dollars in thousands) from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007, primarily attributable to the above mentioned $0.6 million increase in rebates and cooperative advertising income achieved in the first nine months of fiscal year 2007. Improvement to our product gross profit percent as a result of a reduction in our discount rates extended to our customers within our direct channel was offset by sales growth in our indirect distribution channel, which typically supports lower gross profit margin percentages.
Our product gross profit can be impacted by a number of factors that influence year over year comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers reported as a reduction of cost of sales in accordance with EITF 02-16.
Calibration services gross profit decreased $0.5 million or 4.8 points (calculated on dollars in thousands) from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007. This decrease is primarily due to increases in our calibration laboratory operating costs, despite relatively flat year over year revenue (exclusive of incremental NWCI sales). Expense increases are primarily due to employee-related expenses as well as rent and depreciation increases in support of expanding our lab capabilities. These increases were partially offset by incremental service gross profit generated from our acquisition of NWCI.
Operating Expenses:

	Nine Months Ended
	December	December
	23, 2006	24, 2005
Operating Expenses:
Selling, Marketing, and Warehouse	$6.1	$6.2
Administrative	4.0	3.6

Total	$10.1	$9.8

Operating expenses increased $0.3 million, or 3.1% (calculated on dollars in millions), from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007. This was primarily attributable to the expensing of stock options in accordance with Statement of Financial Accounting Standards 123R, which we adopted in the first quarter of fiscal year 2007. Despite this increase, operating expenses as a percent of total net sales decreased from 22.1% in the first nine months of fiscal year 2006 to 21.2% in the first nine months of fiscal year 2007 (calculated on dollars in thousands). Selling, marketing, and warehouse expenses decreased $0.1 million due to our continued efforts to control spending, while achieving the above mentioned 7.2% overall sales growth. Administrative expenses, including $0.3 million of stock option expense, increased $0.4 million from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007.

Gain on TPG Divestiture:

	Nine Months Ended
	December	December
	23, 2006	24, 2005
Gain on TPG Divestiture	$1.5	$—
This one-time gain represents the recognition of a previously deferred gain on the sale of Transmation Products Group (“TPG”) to Fluke Electronics Corporation, which occurred in fiscal year 2002. Although the sale of TPG occurred in fiscal year 2002, we were precluded from recognizing the gain at that time because we had entered into a distribution agreement with Fluke in connection with the transaction that required us to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, our purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled our contractual purchase obligations under the distribution agreement and triggered the recognition of the gain in the first nine months of fiscal year 2007.
Other Expense:

	Nine Months Ended
	December	December
	23, 2006	24, 2005
Other Expense:
Interest Expense	$0.3	$0.3
Other Expense	0.3	0.1

Total	$0.6	$0.4

Interest expense was consistent from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007 as reductions in debt levels were offset by increasing interest rates. Other expense increased $0.2 million from the first nine months of fiscal year 2006 to the first nine months of fiscal year 2007, primarily attributable to expenses incurred as part of our debt refinancing arrangements (see Note 4 of the Consolidated Financial Statements for additional information).
Taxes:

	Nine Months Ended
	December	December
	23, 2006	24, 2005
Provision for Income Taxes	$1.1	$—
In the first nine months of fiscal year 2007 we recognized a $1.1 million provision for income taxes of which, approximately, $0.6 million relates to taxes associated with the gain on the sale of TPG. In the first nine months of fiscal year 2006, we did not recognize any provision for income taxes as the current provision for income taxes was offset by a reduction in our deferred tax asset valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	December	December
	23, 2006	24, 2005
Cash (Used in) Provided by:
Operating Activities	$536	$2,382
Investing Activities	(709)	(604)
Financing Activities	195	(1,751)
Operating Activities: Cash provided by operating activities for the first nine months of fiscal year 2007 was $0.5 million, a decrease of nearly $1.9 million (calculated on millions of dollars) when compared to the $2.4 million of cash provided by operating activities in the first nine months of fiscal year 2006. This is attributable to $0.8 million less cash provided via receivables reductions, primarily due to a $0.6 million increase in other receivables for the first nine months of fiscal year 2007 compared to a $0.1 million decrease in other receivables during the first nine months of fiscal year 2006. The $0.6 million dollar increase in fiscal year 2007 reflects vendor rebates and cooperative advertising income due to Transcat as of the end of the third quarter. Inventory levels increased by $0.2 million in the first nine months of fiscal year 2007 compared to a $0.3 million decrease in the first nine months of fiscal year 2006. Despite this increase, as shown in the table below, inventory levels are $1.5 million lower at December 23, 2006 than December 24, 2005. Cash provided by increases in accounts payable was $0.7 million less in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006 due to the timing of vendor payments for inventory. Also, approximately $0.5 million more in cash was used to reduce accrued payrolls and commissions in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. These items were partially offset by an approximately $0.8 million increase in net income in the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2006. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Inventory of $4.1 million on December 23, 2006 is $0.1 million higher than fiscal year 2006 year-end inventory on March 25, 2006 and $1.5 million less than the inventory level on December 24, 2005. The year-over-year decrease is due to refined inventory ordering models and increased focus on maintaining lower inventory levels. Our $1.1 million decrease in accounts payable, as the following table illustrates (dollars in millions), is primarily the result of the timing of outstanding checks clearing and reduced inventory purchases:

	December	December
	23, 2006	24, 2005
Accounts Payable	$4.4	$5.5
Inventory, net	$4.1	$5.6
Accounts Payable/Inventory Ratio	1.07	0.98
•	Receivables: Accounts receivable decreased by $0.1 million to $7.9 million at December 23, 2006 from $8.0 million at December 24, 2005 despite a $0.7 million increase in sales during the last two months of the fiscal year 2007 third quarter when compared to the last two months of the fiscal year 2006 third quarter. Improved collection efforts resulted in a three day year-over-year improvement in our DSO, as the following table illustrates (dollars in millions):

	December	December
	23, 2006	24, 2005
Net Sales, for the last two fiscal months	$12.1	$11.4
Accounts Receivable, net	$7.9	$8.0
Days Sales Outstanding (based on 60 days)	39	42
Investing Activities: The $0.7 million of cash used in investing activities during the first nine months of fiscal year 2007, which was $0.1 million (calculated on millions of dollars) more than the first nine months of fiscal year 2006, was primarily for capital expenditures within our calibration laboratories and to enhance the capabilities of our external website.

Financing Activities: The $0.9 million decrease in our overall debt, as shown in the table below, is the result of the $2.6 million of cash provided by operating activities during the last three months of fiscal year 2006 and the first nine months of fiscal year 2007 used to repay and refinance our debt. See Note 4 to our Consolidated Financial Statements for further information regarding our debt.

	December	December
	23, 2006	24, 2005
Term Debt	$—	$1.2
Revolving Line of Credit	4.4	4.0
Capital Lease Obligations	—	0.1

Total Debt	$4.4	$5.3

Debt. On November 21, 2006, we entered into a Credit Agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The Chase Credit Agreement provides for a three-year revolving credit facility in the amount of $10 million. The Chase Credit Agreement replaced our Amended and Restated Loan and Security Agreement (the “GMAC Credit Agreement”) with GMAC Commercial Finance LLC.
The Chase Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements, including those of the GMAC Credit Agreement, throughout fiscal year 2006 and the first nine months of fiscal year 2007. We expect to meet the covenants on an on-going basis.
See Note 4 of our Consolidated Financial Statements for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report for a discussion of interest rates on our debt.
Unconditional Purchase Obligation: In fiscal year 2002, in connection with the sale of TPG to Fluke Electronics Corporation (“Fluke”), we entered into a distribution agreement (“Distribution Agreement”) with Fluke. Under the Distribution Agreement, among other items, we agreed to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, our purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled our contractual purchase obligations to Fluke under the Distribution Agreement and triggered the recognition of the previously deferred gain totaling $1.5 million in the third quarter of fiscal year 2007.
By its terms, the Distribution Agreement was to terminate on December 31, 2006. In the normal course of business, we expect to enter into a new distribution agreement (“Future Agreement”) with Fluke. Until the Future Agreement is completed, Fluke has agreed to extend the Distribution Agreement through March 31, 2007, but with no minimum product purchase requirements.
Exclusive Distribution Agreement: In accordance with the Distribution Agreement, we operated as the exclusive worldwide distributor of Transmation and Altek products. During 2006, we entered into a new agreement with Fluke (“New Agreement”), effective for the calendar year 2007, to continue as the exclusive worldwide distributor of Transmation and Altek products. The New Agreement is distinct from the Future Agreement. Our exclusivity under the New Agreement is conditioned on meeting certain minimum purchase requirements of Transmation and Altek products.

OUTLOOK
We anticipate that the fourth quarter of our fiscal year 2007 will be strong, reflecting normal seasonality and fourteen weeks of sales (as compared with thirteen weeks of sales in our fourth quarter of fiscal year 2006). We expect that our year-over-year growth in Distribution Products sales to direct customers should continue into the fourth quarter of fiscal year 2007 and that sales through our indirect sales channels may decline as we focus on improving our gross profit percentage for that channel.
Enhancements to our sales processes and our sales incentive plan are designed to generate organic growth in Calibration Services and we expect to see a positive result from these activities in the fourth quarter of fiscal year 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On December 23, 2006 and December 24, 2005, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under our Chase Credit Agreement described in Note 4 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. The base rate, as defined in the Chase Credit Agreement, and the London Interbank Offered Rate (“LIBOR”) as of December 23, 2006 were 8.3% and 5.4%, respectively. Our interest rate for the first nine months of fiscal year 2007, including interest associated with the GMAC Credit Agreement, ranged from 6.0% to 8.4%.
FOREIGN CURRENCY
Approximately 91% of our sales were denominated in United States dollars with the remainder denominated in Canadian dollars for the nine months ended December 23, 2006 and December 24, 2005. A 10% change in the value of the Canadian dollar to the United States dollar would impact our revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On December 23, 2006 and December 24, 2005, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
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

TRANSCAT, INC.

Date: February 6, 2007	/s/ Carl E. Sassano
Carl E. Sassano
Chairman and Chief Executive Officer

Date: February 6, 2007	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(10)	Material Contracts

	10.1	Credit Agreement dated as of November 21, 2006 by and between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from the Company’s Current Report on Form 8-K dated November 21, 2006.

	10.2	Transcat, Inc. Post-Retirement Benefit Plan for Officers

	10.3	Transcat, Inc. Post-Retirement Benefit Plan for Non-Officer Employees

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications