Form 10-K
period 2007-03-31
TRANSCAT INC
filed 2007-06-27
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2007
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
Common Stock, $0.50 par value per share

Securities registered pursuant to section 12(g) of the Act:
None
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on September 23, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $31 million. The market value calculation was determined using the closing sale price of the Registrant’s Common Stock on September 23, 2006, as reported on the NASDAQ Capital Market.

The number of shares of Common Stock of the Registrant outstanding as of June 20, 2007 was 7,084,289.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14, of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on August 21, 2007, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the end of the fiscal year to which this report relates.

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

INTRODUCTION

Transcat is a leading global distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services primarily throughout the process, life science, and manufacturing industries. We conduct our business through two segments: Distribution Products and Calibration Services. Our reportable business segments offer different products and services to the same customer base.

Through our distribution products segment, we market and distribute national and proprietary brand instruments to approximately 11,000 global customers. Our catalog (“Master Catalog”) offers access to more than 25,000 process and electrical instruments, including: calibrators, insulation testers, multimeters, pressure and temperature devices, oscilloscopes, recorders and related accessories, from over 200 of the industry’s leading manufacturers including Agilent, Fluke, GE, Emerson, and Hart Scientific. In addition, we are the exclusive worldwide distributor for Transmation and Altek products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most exacting measurements.

Through our calibration services segment, we offer precise, reliable, fast calibration and repair services. As of the end of our fiscal year ended March 31, 2007, (“fiscal year 2007”), we operated eleven Calibration Centers of Excellence strategically located across the United States, Puerto Rico, and Canada servicing approximately 8,000 customers. Each of our calibration laboratories is ISO-9001:2000 and our scope of accreditation to ISO/IEC 17025 is the widest in the industry for the market segments we serve. See “Calibration Services Segment — Quality” below in Item 1 for more information.

CalTrak®, our proprietary documentation and asset management system, is used to manage the workflow at our Calibration Centers of Excellence. Additionally, CalTrak® provides calibration certificates, calibration data, and access to other key documents required in the calibration process. CalTrak® has been validated to U.S federal regulation 21CFR 820.75, which is important to the life science industry, where federal regulations are especially stringent. See “Calibration Services Segment — CalTrak®” below in Item 1 for more information.

At Transcat, our attention to quality goes beyond the products and services we deliver. Our sales, customer service and support teams stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it. Since calibration is an intangible service, we believe that our customers trust the integrity of our people and processes and that forms the foundation of our relationships with our customers.

Among our customers, and representing approximately 32% of our consolidated sales, are Fortune 500/Global 500 companies, including Wyeth, Johnson & Johnson, DuPont, Exxon Mobil, Dow Chemical, and Duke Energy. Transcat has focused on the process and life science markets since its founding in 1964. We are the leading supplier of calibrators in the markets we serve. We believe these customers do business with us because of our integrity, commitment to quality service, our CalTrak® asset management system, and our broad range of product offerings.

Transcat’s website address is www.transcat.com. The information contained on our website is not a part of this report. On our investor relations webpage, www.transcat.com/about/investor-relations.aspx, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All such filings on our investor relations webpage are available free of charge.

Transcat is an Ohio corporation founded in 1964. We are headquartered in Rochester, New York and employ more than 200 people. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

STRATEGY

We are an accredited provider of calibration services and a distributor of test and measurement equipment. Our strategy is to focus on gaining sales and market share in markets where companies value quality systems and/or operate in regulated environments. We strive to differentiate ourselves and build barriers to competitive entry by offering and stocking the best products, through the trusted integrity of our calibration and repair services and integrating those products and services to benefit our customers’ operations and lower their costs.

SEGMENTS

We service our customers through two business segments: Distribution Products and Calibration Services. Note 8 of our Consolidated Financial Statements in this report presents financial information for these segments. We serve approximately 15,000 customers, with no customer or controlled group of customers accounting for 5% or more of our consolidated net sales for fiscal years 2005 through 2007. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, the transcat.com website, a direct field sales organization, proactive outbound sales, and an inbound call center. Our direct field sales team, outbound sales team, and inbound sales team are each staffed with technically trained personnel. Our domestic and international sales organization covers territories in North America, Latin America, Europe, Africa, Asia, and the Middle East. Our calibration and repair services are offered only in North America and Puerto Rico. We concentrate on attracting new customers and increasing product, calibration and repair sales to existing customers. Sales efforts are also focused on cross selling. Approximately 29% of our customers utilize both segments of our business, which provides us with an opportunity to increase our average sales per customer, while adding to our value as a single source supplier. Our sales to customers in the following geographic areas during the periods indicated, expressed as a percentage of total sales, were as follows (calculated on dollars in millions):

	FY 2007	FY 2006	FY 2005

United States	83%	84%	84%
Canada	9%	9%	9%
Other International	8%	7%	7%

Total	100%	100%	100%

We focus primarily on the process, life science, and manufacturing industries. The process industry has been and continues to be the foundation of our business competency. The process industry, as we define it, includes petroleum refining, chemical, water treatment, industrial power, steel, petrochemical, gas and pipeline, textile, pulp and paper, food and dairy, and utility companies. The life science industry, as we define it, includes pharmaceutical and biotechnology companies, medical device manufacturers, and healthcare service providers.

The approximate percentage of our business in these industry segments for the periods indicated was as follows:

	FY 2007	FY 2006	FY 2005

Process	35%	38%	39%
Life Science	22%	21%	19%
Manufacturing	13%	12%	12%
Other Non-Manufacturing	30%	29%	30%

Total	100%	100%	100%

DISTRIBUTION PRODUCTS SEGMENT

Summary.  Our customers in the process, life science, and manufacturing industries use test, measurement and calibration equipment to ensure that their processes, and ultimately their end product(s), are within specification. Utilization of such diagnostic equipment also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial distribution products industry for test and measurement instrumentation, in those geographic markets where we predominately operate, is serviced by broad based national distributors and niche or specialty-focused organizations such as Transcat.

Most industrial customers find that maintaining an in-house inventory of back-up test, measurement, and calibration equipment is cost prohibitive due to the large volume of units. As a result, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small quantity orders combined with a need for rapid, reliable, and substantially complete order fulfillment. The purchasing decision is generally made by plant engineers, quality managers, or their purchasing personnel. Products are generally purchased from more than one distributor.

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

We believe that a distribution product customer chooses a distributor based on a number of different criteria including the timely delivery and the accuracy of orders, consistent product quality, value added services and price. Value added services include providing technical support to insure our customer receives the right product for their specific need through application knowledge and product compatibility. We also provide calibration of product purchases, on-line procurement, same day shipment of products for in-stock items, a variety of custom product offerings and training programs. Our customers also get the operational efficiency of dealing with one distributor for most or all of their product needs.

Our distribution products segment accounted for approximately 68% (calculated on dollars in thousands) of our sales in fiscal year 2007. Within the distribution products segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which typically range from $100 to $5,000 per order, with an average of approximately $1,500 per order.

Marketing and Sales.  Through our comprehensive Master Catalog, supplemental catalogs, opt-in email newsletter, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. The instruments typically range in price from $100 to over $20,000 and are sold and marketed to approximately 11,000 customers.

During fiscal year 2007, we distributed approximately 900,000 pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials to approximately 100,000 customer contacts and 400,000 potential customer contacts. Some of the key factors that determine the number of catalogs and other direct marketing materials received by each customer include new product introductions, their market segments and the recency, frequency and monetary value of past purchases.

The majority of our product sales are derived from catalog marketing. Our Master Catalog consists of approximately 700 pages of products relevant to the process, life science, and manufacturing industries. We distribute our Master Catalog to approximately 75,000 existing and prospective customers in the United States and Canada approximately every 12 months. The Master Catalog provides standard make/model and related information and is also available in an electronic format upon request and on-line at our website: www.transcat.com. Our new customer acquisition program utilizes smaller catalog supplements — which feature new products, promotions, or specific product categories. The catalog supplements are launched at varying periods throughout the year; the publications are mailed to approximately 600,000 customers and targeted prospects.

The approximate percentage of our distribution products business by industry segment for the periods indicated was as follows:

	FY 2007	FY 2006	FY 2005

Process	38%	41%	42%
Life Science	12%	11%	12%
Manufacturing	10%	10%	8%
Other Non-Manufacturing	40%	38%	38%

Total	100%	100%	100%

Competition.  The markets we serve are highly competitive. Competition for sales in distribution products is quite fragmented and ranges from large national distributors and manufacturers to small local distribution organizations. Key competitive factors typically include customer service and support, quality, turn around time, inventory availability, product brand name, and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly trained technical application specialists. To maintain our competitive position with respect to such products and services, we continually demonstrate our commitment to our customers by providing employee training in the areas described above.

Suppliers and Purchasing.  We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement equipment. We frequently evaluate our purchase requirements and suppliers’ price offerings to obtain products at the best possible cost. We obtain our products from more than 200 suppliers of brand name and private labeled equipment. In fiscal year 2007, our top 10 vendors accounted for approximately 70% of our aggregate business. Approximately 30% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which is believed to be consistent with Fluke’s share of the markets we service.

We plan our product mix, including stocked and non-stocked inventory items, to best serve the anticipated needs of our customers whose individual purchases vary in size. We can usually ship our customers our top selling products the same day they are ordered. During fiscal year 2007, approximately 86% of our product orders were filled with planned inventory items already in stock.

Operations.  Our distribution operations take place within an approximate 27,000 square-foot facility located in Rochester, New York. This location is our headquarters and also houses the customer service, sales and administrative functions as well as a calibration laboratory. Approximately 30,000 product orders are shipped from this facility annually with an average order size of approximately $1,500 per order in fiscal year 2007, $1,400 per order in fiscal year 2006 and $1,200 per order in fiscal year 2005.

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

Distribution Agreement.  In connection with the sale of Transmation Products Group (“TPG”) to Fluke in December 2001, we entered into a distribution agreement (the “2001 Distribution Agreement”) with Fluke to be the exclusive worldwide distributor of Transmation and Altek products until December 31, 2006. Under the 2001 Distribution Agreement, we also agreed to purchase a pre-determined amount of inventory from Fluke.

On October 31, 2002, with an effective date of September 1, 2002, we entered into a new distribution agreement (the “2002 Distribution Agreement”) with Fluke, which replaced the 2001 Distribution Agreement. Under the terms of the 2002 Distribution Agreement, among other items, we agreed to purchase a pre-determined amount of inventory across a broader array of products and brands during each calendar year through 2006. Our purchases for calendar years 2002 through 2006 exceeded the commitment under the 2002 Distribution Agreement.

On March 31, 2007, we entered into a new distribution agreement (the “2007 Distribution Agreement”) with Fluke. The 2007 Distribution Agreement does not require us to purchase a minimum amount of inventory. However, the 2007 Distribution Agreement continues our right to be the exclusive worldwide distributor of Altek and Transmation branded products in exchange for our commitment to purchase a minimum amount of those products. The minimum amount for calendar year 2007 is $3.8 million. We believe this will be achieved based on historical sales trends. Minimum purchase commitments for future years will be determined by June 30 of each year. In the event that Transcat fails to make the required purchases, it may lose its right to be the exclusive worldwide distributor.

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

At the end of fiscal year 2007, the value of our unshippable product orders was approximately $1.8 million, compared to approximately $1.4 million and $1.3 million at the end of the fiscal years ending March 25, 2006 (“fiscal year 2006) and March 26, 2005 (“fiscal year 2005”), respectively. At March 31, 2007, unshippable product orders included a $0.4 million remaining balance on an order related to a single customer. At the request of the customer, this specific order is being shipped across several months. In general, this order accounted for a significant part of the increase in product backorders for fiscal quarters two through four of fiscal year 2007, compared to the same quarters in fiscal year 2006. During fiscal year 2007, the month-end level of unshippable product orders varied between a low of $1.3 million and a high of $2.4 million. This variation is due primarily to seasonality, supplier delivery schedules, and variations in customer ordering patterns, as well as the impact of the aforementioned order.

The following graph shows the quarter end trend of unshippable product orders and backorders for fiscal years 2006 through 2007.

CALIBRATION SERVICES SEGMENT

Summary.  Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some rigorously defined form. After the calibration has been completed, a decision is made, again based on rigorously defined parameters, on what is to be done to the unit. The decision may be to adjust, optimize, repair, limit its use, range or rating, scrap the unit, or leave the unit as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements.

Transcat’s calibration strategy encompasses two methods to manage a customer’s calibration and repair needs:

1)	If a company wishes to outsource its calibration needs, we offer an “Integrated Calibration Services Solution” that provides a complete wrap-around service:

•	Program management;
•	Calibration;
•	Logistics; and
•	Consultation services.

2)	If a company has an in-house calibration operation, we can provide:

•	Calibration of primary standards;
•	Overflow capability either on-site or at one of our facilities during periods of high demand; and
•	Consultation and training services.

In either case, we intend to have the broadest accredited calibration offering to our targeted markets which includes certification of our technicians to the American Society for Quality standards, complete calibration management encompassing the entire metrology function, and access to our service offerings.

The billion-dollar commercial calibration services industry in the U.S. is extremely fragmented with an estimated 750 companies participating, ranging from nationally accredited organizations, such as Transcat, to one-person organizations, in addition to companies that do not currently outsource their calibrations. Our typical customer contact is a technically based individual who is employed in a quality, engineering, or manufacturing position.

The calibration services industry has its origins in the military; approximately 65% of our calibration technicians and laboratory managers received metrology training in the military or have calibration experience with the military prior to joining Transcat.

Calibration sourcing decisions are based on quality, customer service, turn-around time, location, documentation, price, and a one-source solution. We believe that our success with customers who value quality is based on the trust they have in the integrity of our people and processes.

Our calibration services segment provides periodic calibration and repair services for our customers’ test, measurement, and diagnostic instruments. We perform over 110,000 in-house calibrations annually. These are performed at one of our eleven Calibration Centers of Excellence, or at the customer’s physical location. Our calibration services segment accounted for approximately 32% (calculated on dollars in thousands) of our total fiscal year 2007 sales.

The calibration services segment of the market is critically aligned with our strategic focus on quality accreditations. Our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed below in “Quality”.

Acquisition.  In February 2006, we acquired N.W. Calibration Inspection, Inc. (“NWCI”) in Fort Wayne, Indiana. NWCI provides dimensional calibration, first part inspection, and reverse engineering services to the pharmaceutical, medical device, and automotive industries. We paid $0.8 million in cash and $0.1 million in stock to purchase NWCI. We allocated the initial purchase price to the estimated fair value of the fixed assets acquired ($0.5 million) with the excess of $0.4 million allocated to goodwill. The purchase agreement provides for additional performance-based payments to the sellers up to a maximum of $0.3 million, of which $0.1 million was earned in fiscal year 2007. The results of the acquired business have been included in our calibration services segment of the Consolidated Financial Statements since the acquisition date. Pro-forma information for this acquisition is not included as it did not have a material impact on the consolidated financial position or results of operations.

Marketing and Sales.  Calibration allows for maximum productivity and efficiency by assuring accurate, reliable equipment and processes. Through our calibration services segment, we perform periodic calibrations on new and used equipment as well as repair services for our customers. All of our Calibration Centers of Excellence provide accredited calibration of common measurement parameters.

We utilize our Master Catalog, supplements, mailings, journal advertising, trade shows, and the Internet to market our calibration services to customers with a strategic focus in the highly regulated industries including process, life science, and manufacturing. Our quality process and standards are designed to meet the needs of companies that are highly regulated (e.g., the Food and Drug Administration, or “FDA”), and/or have a strong commitment to quality and a comprehensive calibration program.

The approximate percentage of our calibration services business by industry segment for the periods indicated was as follows:

	FY 2007	FY 2006	FY 2005

Process	31%	32%	34%
Life Science	39%	38%	34%
Manufacturing	17%	17%	19%
Other Non-Manufacturing	13%	13%	13%

Total	100%	100%	100%

Competition.  The calibration outsource industry is highly fragmented and is composed of companies ranging in size from non-accredited, sole proprietorships to internationally recognized and accredited corporations, such as Transcat, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that provide only basic measurements and service markets in which quality requirements may not be as demanding as the markets that we strategically target. Very few of these companies are structured to compete on the same scale and level of quality as us. There are also several competitors with whom we compete who have national or regional operations. Certain of these competitors may have greater resources than we have and many of them have accreditations that are similar to ours. We differentiate ourselves from our competitors by demonstrating our commitment to quality and by having a wide range of capabilities that are tailored to the markets we serve. Customers also see the value in using CalTrak® to monitor their equipment status. We are also fundamentally different than most of our competitors because we have the ability to bundle product, calibration and repair as a single source for our customers.

Quality.  The accreditation process is the only system currently in existence that assures measurement competence. Each of our laboratories is audited and reviewed by external accreditation bodies proficient in the technical aspects of the chemistry and physics that underlie metrology, ensuring that measurements are properly made. Accreditation also requires that all standards used for accredited measurements have a fully documented path, known as the traceability chain, either directly or through other accredited laboratories, back to the national or international standard for that measurement parameter. This ensures that our measurement process is consistent with the global metrology network that is designed to standardize measurements worldwide.

To ensure the quality and consistency of our calibrations to customers, we have sought and achieved several international levels of quality and accreditation. Our calibration laboratories are ISO 9001:2000 registered through Underwriter’s Laboratories, which itself has international oversight from the ANSI-ASQ National Accreditation Board (“ANAB”). Our scope of accreditation to ISO/IEC 17025 is the widest in the industries we serve. The accreditation process also ensures that our calibrations are traceable to the National Institute of Standards and Technology (“NIST”) or the National Research Council (“NRC”) (these are the National Measurement Institutes for the U.S. and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our laboratory, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards. Our laboratories, with the exception of Fort Wayne which has been audited and is in a ‘pending accreditation’ status, are accredited to ISO/IEC 17025 and ANSI/NCSL Z540-1-1994 using two of the four accrediting bodies (“AB’s”) in the United States that are signatories to the International Laboratory Accreditation Cooperation (“ILAC”). These two AB’s are: American Association for Laboratory Accreditation (“A2LA”) and National Voluntary Laboratory Accreditation Program (“NVLAP”). These AB’s provide an objective, third party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes.

The importance of this international oversight, ILAC, to our customers is the assurance that our calibrations will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.

To provide the widest range of service to our customers in our target markets, our ISO-17025 accreditations extend across a wide range of technical disciplines. The following table represents Transcat’s capabilities for each Center of Excellence as of March 31, 2007 (A=Accredited; N=Non-accredited):

WORKING-LEVEL CAPABILITIES:

	Electrical Metrology Disciplines				Dimensional Metrology Disciplines
Parts
			RF/	Luminance/			Inspection
	DC/ACLF	HF/UHF	Microwave	Illuminance	Length	Optics	(GD&T)

Boston	A	A			A
Charlotte	A	A			A	A
Dayton	A	A			A
Houston	A	A	N		A	A
Los Angeles	A	A	A		A	A
Ottawa	A	A	A		A
Philadelphia	A	A	A	A	A	A
Rochester	A	A	A		A
San Juan, PR	A	A			A
St. Louis	A	A			A
Ft. Wayne(2)					A	A	A

Physical Metrology Disciplines
		Particle		Gas	Relative	Mass	Pressure,
	Flow	Counters	Force	Analysis	Humidity	Weight	Vacuum

Boston						A	A
Charlotte			A	N	A	A	A
Dayton			A		A	A	A
Houston						A	A
Los Angeles			A		A	A	A
Ottawa			A		A	A	A
Philadelphia	A		A	N	A	A	A
Rochester		N	A		A	A	A
San Juan, PR(1)					N	A	A
St. Louis			A		A	A	A
Ft. Wayne(2)

	Physical Metrology Disciplines (continued)				Life Sciences Disciplines
			RPM,	Vibration,	Chemical/
	Torque	Temperature	Speed	Acceleration	Biological

Boston	A	A	A		N
Charlotte	A	A	A		N
Dayton	A	A	A		N
Houston	A	A	A		N
Los Angeles	A	A	A		N
Ottawa	A	A	A
Philadelphia	A	A	A	A	N
Rochester	A	A	A		N
San Juan, PR		A	A
St. Louis		A	A		N
Ft. Wayne(2)

REFERENCE-LEVEL CAPABILITIES:

	Dimensional	Electrical	Humidity	Mass	Pressure	Temperature
	Standards	Standards	Standards	Standards	Standards	Standards

Charlotte	A
Dayton						A
Houston		A			A
Philadelphia			A	A		A
Rochester			A
Ft. Wayne(2)	A

(1)	Our San Juan, Puerto Rico laboratory has recently acquired the Thunder Scientific 2500ST Humidity Standard and is capable of performing non-accredited calibrations. The relative humidity capability will become accredited during their next A2LA audit.

(2)	Our Fort Wayne, Indiana laboratory has been audited by A2LA and is in a ‘pending accreditation’ status, which is expected to be finalized within the next two to three months.

CalTrak®.  CalTrak® and CalTrak-Online is our proprietary metrology management system that provides a comprehensive calibration quality program. Many of our customers have unique calibration service requirements to which we have tailored specific services. CalTrak® allows our customers to track calibration cycles via the Internet and provides the customer with a safe and secure off-site archive of calibration records that can be accessed 24 hours a day. Access to records data is managed through our secure password protected website. Calibration assets are tracked with records that are automatically cross-referenced to the equipment that was used to calibrate. CalTrak® has also been validated to meet the most stringent requirements within the industry.

CUSTOMER SERVICE AND SUPPORT

Our breadth of distribution products and calibration services along with our strong commitment to customer sales, service and support enable us to satisfy our customer needs through convenient selection and ordering, rapid, accurate, and complete order fulfillment and on-time delivery.

A key element of our customer service approach is our technically trained direct field sales team, outbound sales team, inbound sales team and customer service organization. Most customer orders are placed through our customer service organization which often provides technical assistance to our customers to facilitate the purchasing decision. To ensure the quality of service provided, we frequently monitor our customer service through customer surveys, interpersonal communication, and daily statistical reports.

Customers may place orders via:

•	Mail at Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
•	Fax at 1-800-395-0543;
•	Telephone at 1-800-828-1470;
•	Email at sales@transcat.com; or
•	Our website at www.transcat.com.

INFORMATION REGARDING EXPORT SALES

Approximately 17% of our sales in fiscal year 2007 and 16% in fiscal years 2006 and 2005 resulted from sales to customers outside the United States (calculated on dollars in millions). Of those sales in fiscal year 2007, 46.8% were denominated in U.S. dollars and the remaining 53.2% were in Canadian dollars. Our sales are subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A for further details.

INFORMATION SYSTEMS

We utilize a basic software platform, Application Plus, to manage our business and operations segments. We also utilize a turnkey enterprise software solution. This software includes a suite of fully integrated modules to manage our business functions, including customer service, warehouse management, inventory management, financial management, customer management, and business intelligence. This solution is a fully mature business package and has been subject to more than 20 years of refinement.

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

EMPLOYEES

At the end of fiscal year 2007, we had 228 employees, compared to 238 and 209 employees at the end of fiscal years 2006 and 2005, respectively. The decrease of 10 employees from fiscal year end 2006 to fiscal year end 2007 is primarily attributed to changes in our sales structure.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and certain key employees as of March 31, 2007:

Name	Age	Position

Carl E. Sassano	57	Chairman and Chief Executive Officer
Charles P. Hadeed	57	President and Chief Operating Officer
John J. Zimmer	48	Vice President of Finance and Chief Financial Officer
John A. De Voldre	58	Vice President of Human Resources
Jay F. Woychick	50	Vice President of Marketing
Andrew M. Weir	55	Vice President of Field Sales
Derek C. Hurlburt	38	Corporate Controller

In the first quarter of fiscal year 2008, Charles P. Hadeed was named as our Chief Executive Officer. Mr. Hadeed will continue to serve as our President and Chief Operating Officer. Also during the first quarter of fiscal year 2008, Carl E. Sassano was named as Executive Chairman of our Board of Directors.

ITEM 1A.  RISK FACTORS

You should consider carefully the following risks and all other information included in this report. The risks and uncertainties described below and elsewhere in this report are not the only ones facing our business. If any of the following risks were to actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall and you could lose all or part of your investment.

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

We Depend On Manufacturers To Supply Our Inventory And Rely On One Vendor Group To Supply A Significant Amount Of Our Inventory Purchases. If They Fail To Provide Desired Products To Us, Increase Prices, Or Fail To Timely Deliver Products, Our Sales Could Suffer.  A significant amount of our inventory purchases are made from one vendor, Fluke. Our reliance on this vendor leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality. Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make available to us for distribution new products, our sales could suffer considerably. Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our business.

Our Future Success May Be Affected By Indebtedness.  Under our Revolving Credit Facility, as of March 31, 2007, we owed $2.9 million to our secured creditor. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our sales, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

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

We Expect That Our Quarterly Results Of Operations Will Fluctuate. Such Fluctuation Could Cause Our Stock Price To Decline.  A large portion of our expenses for calibration services, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if sales decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly sales and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our sales and operating results to fluctuate include:

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

The Distribution Products Industry Is Highly Competitive, And We May Not Be Able To Compete Successfully.  We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. Industry consolidation among product distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our sales.

Our Sales Depend On Our Relationships With Capable Sales Personnel As Well As Key Customers, Vendors And Manufacturers Of The Products That We Distribute.  Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel who appreciate the value of our services as well as key customers, vendors and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may suffer.

Our Future Success Is Substantially Dependent Upon Our Senior Management.  Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.

Our Acquisitions May Not Result In The Benefits And Sales Growth We Expect.  We may acquire other companies in order to expand our market presence in either or both of the product distribution market or the calibration services market. We cannot be sure that we will achieve the benefits of sales growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following properties:

		Approximate
Property	Location	Square Footage

Corporate Headquarters, Distribution Center and Calibration Laboratory	Rochester, NY	27,250
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Dayton, OH	9,000
Calibration Laboratory	Houston, TX	8,780
Calibration Laboratory	Anaheim, CA	4,000
Calibration Laboratory	Ottawa, ON	3,990
Calibration Laboratory	Philadelphia, NJ	8,550
Calibration Laboratory	St. Louis, MO	4,000
Calibration Laboratory	Fort Wayne, IN	5,000
Calibration Laboratory	San Juan, PR	700

We also lease office space in Shanghai, China. We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended March 31, 2007.

PART II.

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ Capital Market under the symbol “TRNS.” As of June 20, 2007, we had approximately 700 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table sets forth, on a per share basis, for the periods indicated, the high and low reported sales prices of our Common Stock as reported on the NASDAQ Capital Market for each quarterly period in fiscal years 2007 and 2006.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2007:
High	$5.52	$6.08	$5.71	$5.87
Low	$4.75	$4.95	$4.64	$4.90
Fiscal Year 2006:
High	$5.00	$4.73	$5.38	$5.40
Low	$3.80	$4.15	$4.19	$4.90

DIVIDENDS

We have not declared any cash dividends since our inception and do not intend to pay any dividends for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2007 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of prior fiscal year’s financial information have been made to conform to the current fiscal year presentation.

	FY 2007	FY 2006	FY 2005	FY 2004	FY 2003(1)

Statements of Operations Data:
Net Sales	$66,473	$60,471	$55,307	$53,317	$57,172
Cost of Sales	49,783	45,372	41,415	39,919	43,853

Gross Profit	16,690	15,099	13,892	13,398	13,319
Operating Expenses	14,341	13,581	12,993	13,091	12,850
Gain on TPG Divestiture(2)	(1,544)	—	—	—	—

Operating Income	3,893	1,518	899	307	469
Interest Expense	334	427	350	434	657
Gain on Extinguishment of Debt	—	—	—	—	(1,593)
Other Expense (Income), net	283	162	293	(288)	56

Income Before Income Taxes	3,276	929	256	161	1,349
Provision for (Benefit from) Income Taxes	1,217	(2,648)	—	(192)	(408)

Income Before Cumulative Effect of a Change in Accounting Principle	2,059	3,577	256	353	1,757
Cumulative Effect of a Change in Accounting Principle	—	—	—	—	(6,472)

Net Income (Loss)	$2,059	$3,577	$256	$353	$(4,715)

Share Data:
Basic Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.30	$0.54	$0.04	$0.06	$0.29
Basic Average Shares Outstanding	6,914	6,647	6,396	6,252	6,147
Diluted Earnings Per Share Before Cumulative Effect of a Change in Accounting Principle	$0.28	$0.50	$0.04	$0.05	$0.29
Diluted Average Shares Outstanding	7,335	7,176	6,966	6,808	6,147
Closing Price Per Share	$5.25	$5.00	$3.80	$2.40	$1.40

	As of or for the Fiscal Years Ended March
	31, 2007	25, 2006	26, 2005	27, 2004	31, 2003

Balance Sheets and Working Capital Data:
Inventory, net	$4,336	$3,952	$5,952	$3,736	$2,842
Property and Equipment, net	2,814	2,637	1,984	2,025	2,556
Goodwill	2,967	2,967	2,524	2,524	2,524
Total Assets	22,422	21,488	20,207	18,385	16,758
Depreciation and Amortization	1,622	1,401	1,486	1,299	2,047
Capital Expenditures	1,194	914	866	459	291
Revolving Line of Credit	2,900	3,252	5,498	6,441	5,248
Term Loan	—	1,020	1,778	668	1,334
Shareholders’ Equity	11,229	8,647	4,314	3,428	2,698

(1)	In fiscal year 2003, we recorded a $6.5 million impairment charge from the implementation of Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as a change in accounting principle.

(2)	In fiscal year 2007, we recognized a previously deferred pre-tax gain of $1.5 million from the sale of TPG to Fluke. See Note 9 of the Consolidated Financial Statements for further disclosure.

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

OVERVIEW

Operational Overview.  We are a leading distributor of professional grade test, measurement, and calibration equipment and provider of nationally recognized and accredited calibration and repair services across a wide array of measurement disciplines.

We operate our business through two reportable business segments that offer different products and services to the same customer base. Those two segments are Distribution Products and Calibration Services.

In our distribution products segment, our Master Catalog is widely recognized by both original equipment manufacturers and customers as the ultimate source for test, measurement and calibration equipment. Additionally, because we specialize in test, measurement and calibration equipment, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value added technical assistance to our customers to assist them in determining what product best meets their particular application requirements.

Our sales in our distribution products segment can be heavily impacted by changes in the economic environment. As industrial customers increase or curtail capital and discretionary spending, our product sales will typically be directly impacted. The majority of our products are not consumables but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Year over year sales growth in any one quarter can be impacted by a number of factors including the addition of new product lines or channels of distribution.

Our strength in our calibration services segment is based upon our wide range of disciplines and our investment in the quality systems that are required in our targeted market segments. Our services range from the calibration and repair of a single unit to managing a customer’s entire calibration program. We believe our calibration services segment offers long term growth opportunity and the potential for continuing sales from established customers from what is typically an annual calibration cycle.

We evaluate sales growth in both of our business segments against a four quarter trend analysis, and not by analyzing any single quarter.

Financial Overview.  In evaluating the Company’s results for fiscal year 2007 and the fiscal year 2007 fourth quarter, the following factors should be taken into account:

•	Fiscal year 2007 and the fiscal year 2007 fourth quarter operating results include 53 weeks and 14 weeks, respectively, compared to 52 weeks and 13 weeks for the corresponding periods for fiscal year 2006.

•	The fiscal year 2007 operating results include the recognition of a previously deferred pre-tax gain of $1.5 million from the sale of TPG to Fluke. Although the sale of TPG occurred in fiscal year 2002, Transcat had entered into a distribution agreement in connection with the transaction and was precluded from recognizing the gain at that time because the distribution agreement required us to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, Transcat’s purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled the obligation and triggered the recognition of the gain in the fiscal year 2007 third quarter.

•	We adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”), which requires the expensing of stock awards, at the beginning of fiscal year 2007. Approximately $0.3 million of stock expense was recorded in fiscal year 2007. There was no stock expense recorded in fiscal year 2006.

•	Net income for fiscal year 2007 and the fiscal year 2007 fourth quarter includes income tax provisions of $1.2 million and $0.2 million, respectively. Approximately $0.6 million of the full year amount relates to the gain on the sale of TPG. The results for fiscal year 2006 and the fiscal year 2006 fourth quarter included a benefit from income taxes of $2.6 million that resulted from the reversal of a large portion of the Company’s deferred tax asset valuation allowance.

The end of fiscal year 2007’s fourth quarter marked eight consecutive quarters of year-over-year quarterly net sales growth in both our product distribution and calibration services segments. Taking the additional week in fiscal year 2007 into account, our overall product growth rate of 11.3% (calculated on dollars in thousands) was in line with our expectations for the year. During fiscal year 2007, we experienced 33.5% growth within our indirect channel. Our direct channel continued to grow, with year-over-year sales growth of 9.0%. Calibration services sales grew by 7.1% in fiscal year 2007 compared to fiscal year 2006 (calculated on dollars in thousands).

Our overall gross margin, as a percent of sales, was relatively consistent with the prior fiscal year. On a segment basis, our distribution products gross margin ratio improved by 2.4 points, driven primarily by increased vendor rebates and continued focus on controlling promotional pricing, offset to a degree by increased sales to indirect markets which generated lower margins. In our calibration services segment, gross margin declined 4.6 points due to the rate of investment in lab operating expenses exceeding the rate of growth in sales.

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

Use of Estimates.  The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of fixed assets, estimated lives of our Master Catalog, and deferred tax asset valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

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

Inventory.  Inventory consists of products purchased for resale and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of our inventory. We evaluate the adequacy of the reserve on a quarterly basis.

Property and Equipment, Depreciation, and Amortization.  Property and equipment are stated at cost. Depreciation and amortization is computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment, and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	4 - 10

Property and equipment determined to have no value are written off at their then remaining net book value. We account for software costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 of our Consolidated Financial Statements for further details.

Goodwill.  We estimate the fair value of our reporting units in accordance with SFAS No. 142, Goodwill and Other Intangible Assets, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. We test our goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of our reporting units on a fair value basis indicated that no impairment existed as of March 31, 2007, March 25, 2006 and March 26, 2005.

Catalog Costs.  We capitalize the cost of each Master Catalog mailed and amortize the cost over the respective catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and deferred charges on the Consolidated Balance Sheets were $0.5 million as of March 31, 2007 and March 25, 2006.

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

Stock-Based Compensation.  Effective March 26, 2006, we adopted SFAS 123R, which requires us to measure the cost of services received in exchange for all equity awards granted, including stock options and warrants, based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). We have adopted SFAS 123R using the modified prospective application method which requires us to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 will be valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. SFAS 123R also requires excess tax benefits from the exercise of stock awards to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not have any stock-based compensation costs capitalized as part of an asset. We estimated forfeiture rates for fiscal year 2007 based on our historical experience.

Prior to fiscal year 2007, we accounted for stock-based compensation in accordance with APB 25, using the intrinsic value method, which did not require that compensation cost be recognized for our stock awards provided the exercise price was equal to or greater than the common stock fair market value on the date of grant. Prior to fiscal year 2007, we provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), as if the fair value method defined in SFAS 123 had been applied to its stock-based compensation. Our net income and net income per share for the fiscal years 2006 and 2005 would have been reduced if compensation cost related to stock awards had been recorded in the financial statements based on fair value at the grant dates.

See Note 1 of our Consolidated Financial Statements for our disclosure regarding the effects of SFAS 123R. See Note 7 of our Consolidated Financial Statements for further disclosure regarding our stock-based compensation.

Revenue Recognition.  Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations. Our prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. We recognize the majority of our service revenues based upon when the calibration or repair activity is performed and then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. Our shipments are generally free on board shipping point and our customers are generally invoiced for freight, shipping, and handling charges.

Gain on TPG Divestiture.  During the fiscal year ended March 31, 2002, we sold TPG. As a result of certain post closing commitments, we deferred recognition of a $1.5 million gain on the sale. During fiscal year 2007, we satisfied those commitments and consequently realized the gain as a component of operating income in our Consolidated Financial Statements.

Off-Balance Sheet Arrangements.  We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	FY 2007	FY 2006	FY 2005

Gross Profit Percentage:
Product Gross Profit	26.4%	24.0%	23.7%
Service Gross Profit	22.3%	26.9%	28.1%
Total Gross Profit	25.1%	25.0%	25.1%
As a Percentage of Net Sales:
Product Sales	68.3%	67.5%	67.1%
Service Sales	31.7%	32.5%	32.9%

Net Sales	100.0%	100.0%	100.0%

Selling, Marketing, and Warehouse Expenses	12.7%	14.1%	14.4%
Administrative Expenses	8.8%	8.3%	9.1%

Total Operating Expenses	21.5%	22.4%	23.5%

Gain on TPG Divestiture	2.3%	—%	—%
Operating Income	5.8%	2.5%	1.6%
Interest Expense	0.5%	0.7%	0.6%
Other Expense, net	0.4%	0.3%	0.5%

Total Other Expense	0.9%	1.0%	1.1%

Income Before Income Taxes	4.9%	1.5%	0.5%
Provision for (Benefit from) Income Taxes	1.8%	(4.4)%	—%

Net Income	3.1%	5.9%	0.5%

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED MARCH 25, 2006 (dollars in millions):

Sales:

	For The Years Ended
	March 31,	March 25,
	2007	2006

Net Sales:
Product	$45.4	$40.8
Service	21.1	19.7

Total	$66.5	$60.5

Net sales increased $6.0 million, or 9.9% (calculated on dollars in millions), from fiscal year 2006 to 2007.

Our distribution products net sales growth, which accounted for 68.3% of our sales in fiscal year 2007 and 67.5% of our sales in fiscal year 2006 (calculated on dollars in thousands), reflects customer response to our sales and marketing activities and an additional week’s worth of shipments. Our fiscal years 2007 and 2006 product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	21.0%	7.0%	5.3%	11.7%	4.0%	16.2%	13.3%	5.6%

We experienced distribution products net sales growth in our direct and indirect distribution channels in fiscal year 2007 compared to fiscal year 2006. The growth in our indirect distribution channels, primarily from high-volume electrical and instrumentation wholesalers, caused a shift in our mix by distribution channel. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2007		FY 2006
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(1)	Net Sales	Profit %(1)
Direct	82.6%	25.9%	84.3%	25.2%
Government	0.8%	5.0%	1.9%	1.3%
Indirect	16.6%	13.5%	13.8%	13.5%

Total	100.0%	23.7%	100.0%	23.2%

(1)	Calculated at net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for fiscal year 2007 increased by approximately $0.4 million, or 28.6% (calculated on dollars in millions) from fiscal year 2006. This was mainly the result of a single, large product order being placed by a customer during our fiscal 2007 second quarter, but is being shipped across multiple months based on an agreed upon delivery schedule with that customer. As of March 31, 2007, the remaining balance to be shipped on this order was $0.4 million. The following table reflects the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable
Product Orders	$1.8	$2.1	$2.1	$1.4	$1.4	$1.3	$1.5	$1.3
% of Unshippable
Product Orders that are Backorders	88.9%	90.5%	90.5%	78.6%	92.9%	84.6%	72.1%	78.7%

Calibration services net sales increased $1.4 million, or 7.1% (calculated on dollars in millions), from fiscal year 2006 to fiscal year 2007. This increase is primarily attributable to incremental sales as a result of our acquisition of NWCI during the fourth quarter of fiscal year 2006, increased order volume and an additional week in the fourth quarter of fiscal year 2007. In addition, within any year, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions. Our fiscal years 2007 and 2006 calibration service sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Sales Growth	12.7%	4.3%	6.4%	6.4%	0.0%	11.9%	11.9%	6.8%

Gross Profit:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Gross Profit:
Product	$12.0	$9.8
Service	4.7	5.3

Total	$16.7	$15.1

Gross profit, as a percent of net sales, slightly increased from 25.0% in fiscal year 2006 to 25.1% in fiscal year 2007 (calculated on dollars in thousands).

Product gross profit increased $2.2 million from fiscal year 2006 to fiscal year 2007, primarily attributable to the 11.3% (calculated on dollars in millions) increase in product net sales. As a percent of net sales, product gross profit increased 2.4 points (calculated on dollars in thousands) from fiscal year 2006 to fiscal year 2007. This percentage increase is primarily the result of $0.7 million in additional vendor rebates and $0.2 million in additional cooperative advertising received from suppliers during fiscal year 2007 compared to fiscal year 2006.

Our product gross profit can be influenced by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our direct customer base, periodic rebates on purchases discussed above, and the aforementioned cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit%(1)	24.0%	24.0%	23.7%	22.1%	23.1%	23.9%	22.6%	22.8%
Other Income (Expense)%(2)	3.6%	3.6%	1.6%	3.6%	(0.2)%	0.4%	1.9%	1.7%

Product Gross Profit%	27.6%	27.6%	25.3%	25.7%	22.9%	24.3%	24.5%	24.5%

(1)	Calculated at net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Calibration services gross profit decreased $0.6 million from fiscal year 2006 to fiscal year 2007. During fiscal year 2007, our continued investment in our calibration capabilities grew at a faster rate than our calibration services sales. As a percent of net sales, calibration services gross profit decreased 4.6 points (calculated on dollars in thousands) from fiscal year 2006 to fiscal year 2007, primarily due to investment in calibration services capacity. We anticipate that our gross profit margin should increase as sales volume grows. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit%	24.2%	18.4%	22.0%	24.0%	29.1%	23.4%	27.7%	27.7%

Operating Expenses:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Operating Expenses:
Selling, Marketing, and Warehouse	$8.5	$8.6
Administrative	5.9	5.0

Total	$14.4	$13.6

Operating expenses increased $0.8 million, or 5.9% (calculated on dollars in millions), from fiscal year 2006 to fiscal year 2007. Selling, marketing, and warehouse expenses decreased $0.1 million, primarily as a result of changes made within our sales organization. Administrative expenses increased $0.9 million from fiscal year 2006 to fiscal year 2007 and increased as a percent of net sales from 8.3% in fiscal year 2006 to 8.8% in fiscal year 2007 (calculated on dollars in thousands). We incurred $0.3 million in stock expense associated with our adoption of SFAS 123R in fiscal year 2007, which contributed to this increase. The balance of the increase is primarily due to employee-related expenses and benefits.

Gain on TPG Divestiture:

	For Years Ended
	March 31,	March 25,
	2007	2006

Gain on TPG Divestiture	$1.5	$—

This one-time gain represents the recognition of a previously deferred gain on the sale of TPG to Fluke, which occurred in fiscal year 2002. Although the sale of TPG occurred in fiscal year 2002, we were precluded from recognizing the gain at that time because we had entered into a distribution agreement with Fluke in connection with the transaction that required us to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, our purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled our contractual purchase obligations under the distribution agreement and triggered the recognition of the gain in the fiscal year 2007 third quarter.

Other Expense:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Other Expense:
Interest Expense	$0.3	$0.4
Other Expense, net	0.3	0.2

Total	$0.6	$0.6

Interest expense decreased $0.1 million from fiscal year 2006 to fiscal year 2007 due to declining total debt balances during fiscal year 2007. Other expense increased $0.1 million from fiscal year 2006 to fiscal year 2007, primarily attributable to expenses incurred in connection with our debt refinancing which occurred in the fiscal year 2007 third quarter.

Taxes:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Provision for (Benefit from) Income Taxes	$1.2	$(2.6)

In fiscal year 2007, we recognized a $1.2 million provision for income taxes of which approximately $0.6 million relates to taxes associated with the gain on the sale of TPG.

In the fiscal year 2006 fourth quarter, we reversed a significant portion, $2.7 million, of our deferred tax valuation reserve as a result of our income before taxes over the previous four years and our belief that our future performance will result in sustained profitability and taxable income, which is more fully described in Note 4 to our Consolidated Financial Statements.

FISCAL YEAR ENDED MARCH 25, 2006 COMPARED TO FISCAL YEAR ENDED MARCH 26, 2005 (dollars in millions):

Sales:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Net Sales:
Product	$40.8	$37.1
Service	19.7	18.2

Total	$60.5	$55.3

Net sales increased $5.2 million, or 9.4% (calculated on dollars in millions), from fiscal year 2005 to 2006.

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

We experienced distribution products net sales growth in our direct and indirect distribution channels in fiscal year 2006 compared to fiscal year 2005. The growth in our indirect distribution channels, primarily from high-volume electrical and instrumentation wholesalers, caused a shift in our mix by distribution channel. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels (calculated on dollars in thousands):

	FY 2006		FY 2005(1)
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(2)	Net Sales	Profit %(2)
Direct	84.3%	25.2%	86.5%	24.4%
Government	1.9%	1.3%	2.3%	2.4%
Indirect	13.8%	13.5%	11.2%	13.8%

Total	100.0%	23.2%	100.0%	22.7%

(1)	Certain prior year reclassifications have been made to conform with fiscal year 2006 channel definitions.

(2)	Calculated at net sales less purchase costs divided by net sales.

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

Calibration services net sales increased $1.5 million, or 8.2% (calculated on dollars in millions), from fiscal year 2005 to 2006. This increase is primarily attributable to customer acquisition in our regulated industry markets. In addition, within any quarter there is typically a netting of new customers against existing customers whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment and repair services, customer capital expenditure budgets, and customer outsourcing decisions. Our fiscal years 2006 and 2005 calibration service sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

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

Our product gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our direct customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers, which are reported as a reduction of cost of sales in accordance with EITF Issue No. 02-16 (see Note 1 to our

Consolidated Financial Statements). The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006(3)				FY 2005(3)
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit%(1)	23.1%	23.9%	22.6%	22.8%	23.2%	22.7%	22.0%	21.8%
Other (Expense)Income%(2)	(0.2)%	0.4%	1.9%	1.7%	2.5%	0.5%	(0.3)%	0.7%

Product Gross Profit%	22.9%	24.3%	24.5%	24.5%	25.7%	23.2%	21.7%	22.5%

(1)	Calculated at net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

(3)	Certain reclassifications of prior fiscal quarters’ financial information have been made to conform with current fiscal quarter presentation.

Calibration services gross profit increased $0.2 million (calculated on dollars in thousands) from fiscal year 2005 to fiscal year 2006, primarily from an 8.2% (calculated on dollars in millions) increase in calibration service sales and a concerted effort to control costs. As a percent of net sales, calibration services gross profit decreased 1.2 points (calculated on dollars in thousands) from fiscal year 2005 to fiscal year 2006, primarily due to calibration service sales mix and investment in calibration services capacity. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2006				FY 2005
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit%	29.1%	23.4%	27.7%	27.7%	32.7%	28.6%	26.2%	25.0%

Operating Expenses:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Operating Expenses:
Selling, Marketing, and Warehouse	$8.6	$7.9
Administrative	5.0	5.0

Total	$13.6	$12.9

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

Other Expense:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Other Expense:
Interest Expense	$0.4	$0.4
Other Expense, net	0.2	0.3

Total	$0.6	$0.7

Interest expense was relatively consistent from fiscal year 2005 to fiscal year 2006 resulting from higher interest rates applied to lower average debt. Other expense decreased in fiscal year 2005 to fiscal year 2006 primarily attributable to a decrease in net losses in Canadian currency transactions.

Taxes:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Benefit from Income Taxes	$2.6	$—

In the fourth quarter of fiscal year 2006, we reversed a significant portion, $2.7 million, of our deferred tax valuation reserve as a result of our income before taxes over the previous four years and our belief that our future performance will result in sustained profitability and taxable income, which is more fully described in Note 4 to our Consolidated Financial Statements. We did not recognize any provision for income taxes in fiscal year 2005, as pretax income was offset by a reduction in our deferred tax asset valuation reserve.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	For the Years Ended
	March 31,	March 25,
	2007	2006

Cash Provided by (Used in):
Operating Activities	$2,645	$4,435
Investing Activities	(1,194)	(1,777)
Financing Activities	(1,210)	(2,654)

Operating Activities:  Cash provided by operating activities for fiscal year 2007 was $2.6 million, compared to $4.4 million for fiscal year 2006. Comparing fiscal year 2007 to fiscal year 2006, the $1.8 million decrease in cash provided by operations was primarily the result of increases in accounts receivable, inventory and prepaid expenses offset somewhat by increased accounts payable and higher operating income. Significant working capital fluctuations were as follows:

•	Inventories/Accounts Payable: Our inventory used $0.4 million in cash in fiscal year 2007, compared to the $2.0 million provided in fiscal year 2006, in anticipation of increased sales. Our inventory decreased $2.0 million from the end of fiscal year 2005 to the end of fiscal year 2006, as we made a concerted effort to lower inventory levels while continuing to meet customer expectations. This reduction in inventory provided $2.0 million in cash during fiscal year 2006.

Accounts Payable provided $1.1 million in cash in fiscal year 2007 compared to a usage of $0.3 million in fiscal year 2006. The driver of the accounts payable increase was an increase of $1.1 million in inventory receipts in March of fiscal year 2007, compared to March of fiscal year 2006. The increase in both inventory and accounts payable from March 25, 2006 to March 31, 2007 resulted in an increase in our payables to inventory ratio, as the following table illustrates (dollars in millions):

	March 31,	March 25,
	2007	2006

Accounts Payable	$5.3	$4.2
Inventory, net	$4.3	$4.0
Accounts Payable/Inventory Ratio	1.2	1.1

•	Receivables: Our receivables increased $1.3 million in fiscal year 2007. The increase in trade receivables is primarily due to the increased sales in March of fiscal year 2007, compared to March of fiscal year 2006. In addition, we had $0.4 million in Other Receivables as of March 31, 2007, compared to none as of March 25, 2006. This was due to the achievement of a vendor rebate during fiscal year 2007 fourth quarter, compared to none in fiscal year 2006 fourth quarter.

As the following table illustrates, our days sales outstanding was consistent from fiscal year 2006 to fiscal year 2007 (dollars in millions):

	March 31,	March 25,
	2007	2006

Net Sales, for the last two fiscal months	$14.6	$12.3
Accounts Receivable, net	$8.8	$8.0
Days Sales Outstanding	39	39

Investing Activities:  The $1.2 million of cash used in investing activities in fiscal year 2007 was primarily a result of expenditures for our calibration laboratories, but also included $0.2 million in improvements for our external website. The $1.8 million of cash used in investing activities in fiscal year 2006 resulted from $0.9 million of capital expenditures, primarily for our calibration laboratories and $0.9 million to purchase NWCI.

Financing Activities:  The $1.2 million of cash used in financing activities in fiscal year 2007 primarily resulted from decreasing our overall debt. As the table below illustrates (in millions), we were able to reduce our overall debt by $1.4 million from cash provided by operating activities. This $1.4 million use of cash was offset by $0.2 million of cash received primarily from the exercise of employee stock options.

	March 31,	March 25,
	2007	2006

Total Debt	$2.9	$4.3

Refinancing of Debt.

Description.  On November 21, 2006, we entered into a Credit Agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The Chase Credit Agreement provides for a three-year revolving credit facility in the amount of $10 million. The Chase Credit Agreement replaced our Amended and Restated Loan and Security Agreement (the “GMAC Credit Agreement”) with GMAC Commercial Finance LLC.

The Chase Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements, including those of the GMAC Credit Agreement, throughout fiscal year 2007. We expect to meet the covenants on an on-going basis.

See Note 3 of our Consolidated Financial Statements for more information on our debt. See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for a discussion of interest rates on our debt.

Contractual Obligations and Commercial Commitments.  The table below contains aggregated information about contractual obligations and commercial commitments that we must make future payments under for contracts such as debt and lease agreements (in millions):

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Revolving Line of Credit(1)	$—	$2.9	$—	$—	$2.9
Operating Leases	0.9	1.0	0.6	0.2	2.7

Total Contractual Cash Obligations	$0.9	$3.9	$0.6	$0.2	$5.6

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, amount excludes interest portion of the debt obligation.

Effect of Recently Issued Accounting Standards.

FIN 48:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. We are in the process of evaluating the impact of the adoption of this interpretation on our Consolidated Financial Statements.

SAB 108:  In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements (“SAB 108”), which became effective for years ending on or before November 15, 2006. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The implementation of SAB 108 did not have a material effect on our Consolidated Financial Statements.

SFAS 157:  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 157 on our Consolidated Financial Statements.

SFAS 159:  In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS 159 on our Consolidated Financial Statements.

OUTLOOK

As we enter fiscal year 2008, we are well positioned to continue our growth in both the distribution products and calibration services segments through focused efforts that leverage our investments and the identification of opportunities consistent with our existing product and service segments. We expect the business should experience growth in both business segments, assuming a stable economy. One thing to consider, particularly when evaluating fiscal year 2008 fourth quarter performance, will be a return to a 52 week fiscal year, compared to the 53 week fiscal year in 2007. Sales growth in any individual quarter is effected by a number of factors, some beyond our control and others that we can plan for, as described in Item 1A of this report.

We have seen positive results from the operational changes we made in our sales processes and organization during the second half of fiscal year 2007. In fiscal year 2008, we anticipate a continued, positive response to these changes. With these changes in place, we will continue focusing on growth in our calibration services business in order to leverage the investments we have made and improve our gross margin and operating cash flow. Within our distribution products segment, we will place continued emphasis on sales efforts in our more profitable direct channels. At the same time, we anticipate sales within our indirect channels could decline as we continue to control promotional pricing in an effort to improve profitability percentages. This increasing mix of business in our direct channels should increase our overall product gross margin.

We anticipate that operating expenses, primarily targeted to support increased sales growth, will increase at a rate similar to that of our sales growth. Overall, continued sales growth, along with controlled spending, should result in growth in operating earnings. Capital expenditures are expected to be consistent with fiscal year 2007’s spending.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On March 31, 2007 and March 25, 2006, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

Under our Chase Credit Agreement described in Note 3 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. The base rate, as defined in the Chase Credit Agreement, and the London Interbank Offered Rate (“LIBOR”) as of March 31, 2007 were 8.3% and 5.3%, respectively. Our interest rate for fiscal year 2007, including interest associated with the now terminated GMAC Credit Agreement, ranged from 6.0% to 8.4%.

FOREIGN CURRENCY

Approximately 90% of our net sales for fiscal years 2007 and 2006 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our net sales by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On March 31, 2007 and March 25, 2006, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries as of March 31, 2007 and March 25, 2006 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. We have also audited the schedule listed in the accompanying index for each of the three years in the period ended March 31, 2007. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 31, 2007 and March 25, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended March 31, 2007.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 21, 2007

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 31,	March 25,	March 26,
	2007	2006	2005

Product Sales	$45,411	$40,814	$37,086
Service Sales	21,062	19,657	18,221

Net Sales	66,473	60,471	55,307

Cost of Products Sold	33,411	31,002	28,307
Cost of Services Sold	16,372	14,370	13,108

Total Cost of Products and Services Sold	49,783	45,372	41,415

Gross Profit	16,690	15,099	13,892

Selling, Marketing, and Warehouse Expenses	8,469	8,553	7,948
Administrative Expenses	5,872	5,028	5,045

Total Operating Expenses	14,341	13,581	12,993

Gain on TPG Divestiture	1,544	—	—

Operating Income	3,893	1,518	899

Interest Expense	334	427	350
Other Expense, net	283	162	293

Total Other Expense	617	589	643

Income Before Income Taxes	3,276	929	256
Provision for (Benefit from) Income Taxes	1,217	(2,648)	—

Net Income	2,059	3,577	256
Other Comprehensive (Loss) Income	(138)	85	163

Comprehensive Income	$1,921	$3,662	$419

Basic Earnings Per Share	$0.30	$0.54	$0.04
Average Shares Outstanding	6,914	6,647	6,396
Diluted Earnings Per Share	$0.28	$0.50	$0.04
Average Shares Outstanding	7,335	7,176	6,966

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 31,	March 25,
	2007	2006

ASSETS
Current Assets:
Cash	$357	$115
Accounts Receivable, less allowance for doubtful accounts of $47 and $63 as of March 31, 2007 and March 25, 2006, respectively	8,846	7,989
Other Receivables	352	—
Inventory, net	4,336	3,952
Prepaid Expenses and Other Current Assets	762	732
Deferred Tax Asset	851	1,038

Total Current Assets	15,504	13,826
Property and Equipment, net	2,814	2,637
Goodwill	2,967	2,967
Deferred Tax Asset	791	1,624
Other Assets	346	434

Total Assets	$22,422	$21,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,307	$4,219
Accrued Compensation and Other Liabilities	2,578	2,530
Income Taxes Payable	42	102
Short-Term Borrowings and Current Portion of Long-Term Debt	—	3,975

Total Current Liabilities	7,927	10,826
Long-Term Debt, less current portion	2,900	353
Deferred Gain on TPG Divestiture	—	1,544
Other Liabilities	366	118

Total Liabilities	11,193	12,841

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,286,119 and 7,048,028 shares issued as of March 31, 2007 and March 25, 2006, respectively; 7,010,337 and 6,791,240 shares outstanding as of March 31, 2007 and March 25, 2006, respectively	3,643	3,524
Capital in Excess of Par Value	5,268	4,641
Warrants	329	329
Unearned Compensation	—	(15)
Accumulated Other Comprehensive Gain	43	181
Retained Earnings	2,934	875
Less: Treasury Stock, at cost, 275,782 and 256,788 shares as of March 31, 2007 and March 25, 2006, respectively	(988)	(888)

Total Shareholders’ Equity	11,229	8,647

Total Liabilities and Shareholders’ Equity	$22,422	$21,488

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 31,	March 25,	March 26,
	2007	2006	2005

Cash Flows from Operating Activities:
Net Income	$2,059	$3,577	$256
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in)
Operating Activities:
Loss on Disposal of Assets	—	—	16
Deferred Income Taxes	1,118	(2,662)	—
Depreciation and Amortization	1,622	1,401	1,486
Provision for Accounts Receivable and Inventory Reserves	120	45	50
Common Stock Expense	391	78	170
Amortization of Restricted Stock	52	46	135
Gain on TPG Divestiture	(1,544)	—	—
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(1,270)	499	(376)
Inventory	(421)	1,994	(2,229)
Prepaid Expenses and Other Assets	(547)	(592)	(507)
Accounts Payable	1,088	(325)	405
Accrued Compensation and Other Liabilities	37	372	444
Income Taxes Payable	(60)	2	144

Net Cash Provided by (Used in) Operating Activities	2,645	4,435	(6)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,194)	(914)	(866)
Purchase of N.W. Calibration Inspection, Inc.	—	(863)	—

Net Cash Used in Investing Activities	(1,194)	(1,777)	(866)

Cash Flows from Financing Activities:
Chase Revolving Line of Credit, net	2,900	—	—
GMAC Revolving Line of Credit, net	(3,252)	(2,246)	(943)
Payments on Other Debt Obligations	(1,076)	(824)	(951)
Proceeds from Term Loan Borrowings	—	—	2,000
Issuance of Common Stock	218	416	162

Net Cash (Used in) Provided by Financing Activities	(1,210)	(2,654)	268

Effect of Exchange Rate Changes on Cash	1	5	163

Net Increase (Decrease) in Cash	242	9	(441)
Cash at Beginning of Period	115	106	547

Cash at End of Period	$357	$115	$106

Supplemental Disclosures of Cash Flow Activity:
Cash paid (received) during the period for:
Interest	$347	$372	$316
Income Taxes, net	$158	$21	$(144)
Supplemental Disclosure of Non-Cash Financing Activity:
Treasury Stock Acquired in Cashless Exercise of Stock Options	$100	$50	$385
Expiration of Warrants from Debt Retirement	$—	$101	$88
Stock Issued in Connection with Business Acquisition	$—	$100	$—

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Capital
	Common Stock		In			Accumulated		Treasury Stock
	Issued		Excess			Other	Retained	Outstanding
	$0.50 Par Value		of Par		Unearned	Comprehensive	Earnings	at Cost
	Shares	Amount	Value	Warrants	Compensation	Gain (Loss)	(Deficit)	Shares	Amount	Total

Balance as of March 27, 2004	6,352	$3,176	$3,235	$518	$(23)	$(67)	$(2,958)	119	$(453)	$3,428
Issuance of Common Stock	252	126	577					128	(385)	318
Restricted Stock:
Issuance of Restricted Stock	96	48	95		(129)					14
Amortization of Unearned Compensation					135					135
Expired Warrants			88	(88)						—
Comprehensive Income:
Currency Translation Adjustment						163				163
Net Income							256			256

Balance as of March 26, 2005	6,700	$3,350	$3,995	$430	$(17)	$96	$(2,702)	247	$(838)	$4,314
Issuance of Common Stock	314	157	474					10	(50)	581
Restricted Stock:
Issuance of Restricted Stock	34	17	71		(44)					44
Amortization of Unearned Compensation					46					46
Expired Warrants			101	(101)						—
Comprehensive Income:
Currency Translation Adjustment						85				85
Net Income							3,577			3,577

Balance as of March 25, 2006	7,048	$3,524	$4,641	$329	$(15)	$181	$875	257	$(888)	$8,647
Issuance of Common Stock	218	109	209					19	(100)	218
Reversal of Unearned Compensation Upon Adoption of SFAS 123R			(15)		15					—
Stock-Based Compensation			337							337
Restricted Stock:
Issuance of Restricted Stock	20	10	44							54
Amortization of Restricted Stock			52							52
Comprehensive Income:
Currency Translation Adjustment						23				23
Unrecognized Prior Service Cost, net of tax						(161)				(161)
Net Income							2,059			2,059

Balance as of March 31, 2007	7,286	$3,643	$5,268	$329	$—	$43	$2,934	276	$(988)	$11,229

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

Principles of Consolidation:  The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly owned subsidiaries, Transmation (Canada) Inc. and metersandinstruments.com, Inc. (“M&I”). All significant intercompany balances and transactions have been eliminated in consolidation.

On December 11, 2006, the Company commenced the process of dissolving and liquidating M&I. Subsequent to March 31, 2007, the dissolution was completed. Accordingly, the accounts of M&I were absorbed by the Company. Because the subsidiary was inactive, the dissolution does not have an effect on the Consolidated Financial Statements.

Use of Estimates:  The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of fixed assets, estimated lives of major catalogs (“Master Catalog”), and deferred tax asset valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year:  Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal year ended March 31, 2007 (“fiscal year 2007”) consisted of 53 weeks and the fiscal years ended March 25, 2006 (“fiscal year 2006”) and March 26, 2005 (“fiscal year 2005”) consisted of 52 weeks.

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

Inventory:  Inventory consists of products purchased for resale and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis.

Property and Equipment, Depreciation, and Amortization:  Property and equipment are stated at cost. Depreciation and amortization is computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment, and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	4 - 10

Property and equipment determined to have no value are written off at their then remaining net book value. Transcat accounts for software costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 of the Consolidated Statements for further details.

Goodwill:  Transcat estimates the fair value of the Company’s reporting units in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of the Company’s reporting units on a fair value basis indicated that no impairment existed as of March 31, 2007, March 25, 2006 and March 26, 2005.

Catalog Costs:  Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.5 million as of March 31, 2007 and March 25, 2006.

Deferred Taxes:  Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. See Note 4 of our Consolidated Financial Statements for further disclosure.

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using available market information and appropriate valuation methodologies. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value, due to their short-term nature.

Stock-Based Compensation:  Effective March 26, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of services received in exchange for all equity awards granted, including stock options and warrants, based on the fair market value of the award as of the grant date. SFAS 123R supersedes SFAS No. 123, Accounting for Stock-Based Compensation, and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method which requires the Company to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 will be valued at fair value in accordance with the provisions of SFAS 123R and recognized on a straight line basis over the service periods of each award. SFAS 123R also requires excess tax benefits from the exercise of stock awards to be presented in the consolidated statements of cash flows as a financing activity rather than an operating activity, as presented prior to the adoption of SFAS 123R. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company estimated forfeiture rates for fiscal year 2007 based on its historical experience.

Prior to fiscal year 2007, the Company accounted for stock-based compensation in accordance with APB 25, using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was equal to or greater than the common stock fair market value on the date of grant. Prior to fiscal year 2007, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), as if the fair value method defined in SFAS 123 had been applied to its stock-based compensation. The Company’s net income and net income per share for the fiscal years 2006 and 2005 would have been reduced if compensation cost related to stock awards had been recorded in the financial statements based on fair value at the grant dates.

The estimated fair value of the awards granted during fiscal year 2007 and prior years was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of awards granted of $4.04 per share in fiscal year 2007, $3.52 per share in fiscal year 2006 and $2.38 per share in fiscal year 2005.

The following summarizes the assumptions used in the Black-Scholes model:

	FY 2007	FY 2006	FY 2005

Expected life	6 years	10 years	10 years
Annualized volatility rate	79.7%	76.3%	76.9%
Risk-free rate of return	4.7%	4.3%	4.2%
Dividend rate	0.0%	0.0%	0.0%

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of return for periods within the contractual life of the award is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock. The expected term of all awards granted is estimated by taking the average of the weighted average vesting term and the contractual term, as illustrated in the SEC Staff Accounting Bulletin 107. This methodology is not materially different from the Company’s historical data on exercise timing. Separate groups having similar historical exercise behavior with regard to award exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.

As a result of adopting SFAS 123R, net income included $0.3 million for stock-based compensation during fiscal year 2007 and was recorded as an Administrative Expense in the Consolidated Statement of Operations. Pro forma net income as if the fair value based method had been applied to all stock awards is as follows:

	For the Years Ended
	March 25,	March 26,
	2006	2005

Net Income, as reported	$3,577	$256
Add: Stock-based compensation expense included in reported net income, net of related tax effects	122	232
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(317)	(456)

Pro Forma Net Income	$3,382	$32

Earnings Per Share:
Basic - as reported	$0.54	$0.04
Basic - pro forma	$0.51	$0.01
Average Shares Outstanding	6,647	6,396
Diluted - as reported	$0.50	$0.04
Diluted - pro forma	$0.47	$—
Average Shares Outstanding	7,176	6,966

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

Cooperative Advertising Income:  Transcat follows the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, which provides that cash consideration received from a vendor by a reseller be reported as a reduction of cost of sales as the related inventory is sold. During fiscal years 2007, 2006 and 2005, the Company recorded, as a reduction of cost of sales, consideration in the amount of $0.9 million, $0.7 million and $0.6 million, respectively.

Shipping and Handling Costs:  Freight expense and direct shipping costs are included in cost of sales. These costs were approximately $1.2 million, $1.4 million and $1.3 million for fiscal years 2007, 2006 and 2005, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers are reflected in selling, marketing, and warehouse expenses. These costs were approximately $0.4 million for fiscal years 2007 and 2006 and $0.3 million for fiscal year 2005.

Gain on TPG Divestiture:  During the fiscal year ended March 31, 2002, the Company sold Transmation Products Group (“TPG”). As a result of certain post closing commitments, the Company deferred recognition of a $1.5 million gain on the sale. During fiscal year 2007, the Company satisfied those commitments and consequently realized the gain as a component of operating income in the accompanying Consolidated Financial Statements. See Note 9 of the Consolidated Financial Statements for further disclosure.

Foreign Currency Translation and Transactions:  The accounts of Transmation (Canada) Inc. are maintained in the local currency and have been translated to United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany accounts and equity, have been translated at the period-end rates of exchange and related sales and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of Transmation (Canada) Inc.’s balance sheets into United States dollars are recorded directly to the accumulated other comprehensive income component of stockholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net loss in each of the fiscal years 2007, 2006 and 2005 was less than $0.1 million.

Comprehensive Income:  Transcat reports comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income is comprised of net income, currency translation adjustments and unrecognized prior service costs, net of tax. At March 31, 2007, accumulated other comprehensive gain consisted of cumulative currency translation gains of $0.2 million and unrecognized prior service costs, net of tax, of less than $0.2 million. At March 25, 2006, accumulated other comprehensive gain consisted solely of cumulative currency translation gains.

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

For fiscal years 2007 and 2006, the net additional Common Stock equivalents had a $0.02 per share effect and a $0.04 per share effect, respectively, on the calculation of dilutive earnings per share. For fiscal year 2005, the net additional Common Stock equivalents had no effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive Common Stock equivalents resulting from stock options, warrants, and unvested restricted stock are summarized as follows:

	For the Years Ended
	March 31,	March 25,	March 26,
	2007	2006	2005

Shares Outstanding:
Dilutive	421	529	570
Anti-dilutive	374	393	683

Total	795	922	1,253

Range of Exercise Prices per Share:
Options	$0.97-$5.80	$0.80-$4.52	$0.80-$2.92
Warrants	$0.97-$5.80	$0.97-$4.26	$0.97-$2.91

Reclassification of Amounts:  Certain reclassifications of prior fiscal years’ financial information have been made to conform to the current fiscal years’ presentation.

Recently Issued Accounting Pronouncements:  In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”), to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of the adoption of this interpretation on its Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial

Statements (“SAB 108”), which became effective for years ending on or before November 15, 2006. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The implementation of SAB 108 did not have a material effect on the Company’s Consolidated Financial Statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its Consolidated Financial Statements.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedging accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its Consolidated Financial Statements.

NOTE 2 —	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31,	March 25,
	2007	2006

Machinery, Equipment, and Software	$12,509	$11,368
Furniture and Fixtures	1,425	1,358
Leasehold Improvements	393	364

Total Property and Equipment	$14,327	$13,090
Less: Accumulated Depreciation and Amortization	(11,513)	(10,453)

Total Property and Equipment, net	$2,814	$2,637

Total depreciation and amortization expense amounted to $1.0 million, $0.8 million and $1.0 million in fiscal years 2007, 2006 and 2005, respectively.

NOTE 3 —	DEBT

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

The GMAC Credit Agreement consisted of two term loans in the amount of $1.5 million and $0.5 million, respectively, a revolving line of credit (having a maximum available amount of $9 million with availability determined by a formula based on eligible accounts receivable (85%) and inventory (50%)), and certain additional terms. Using funds drawn under the Revolving Credit Facility, Transcat paid GMAC an aggregate amount of $4.1 million to retire the GMAC Credit Agreement and the outstanding borrowings thereunder, which included the amounts due under the revolving line of credit, the two term loans and a termination premium of less than $0.1 million (0.5% of the sum of $9 million plus the aggregate non-revolving loan balance).

Interest and Commitment Fees.  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Base Rate and the LIBOR rates as of March 31, 2007 were 8.3% and 5.3%, respectively. The Company’s interest rate for fiscal year 2007, including interest associated with the GMAC Credit Agreement, ranged from 6.0% to 8.4%.

Covenants.  The Chase Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements, including those of the GMAC Credit Agreement, throughout fiscal year 2007.

Loan Costs.  In accordance with EITF Issue No. 98-14, Debtor’s Accounting for Changes in Line-of-Credit or Revolving-Debt Arrangements, costs associated with the Chase Credit Agreement, totaling less than $0.1 million, are being amortized over the term of the agreement. On November 21, 2006, unamortized costs associated with the GMAC Credit Agreement totaling $0.1 million, including the termination premium of less than $0.1 million, were written off and recorded as other expense in the Consolidated Statement of Operations.

Other Terms.  The Company has pledged all of its U.S. tangible and intangible personal property as collateral security for the loans made under the Revolving Credit Facility.

In accordance with EITF Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that include both a Subjective Acceleration Clause and a Lock-Box Arrangement, the line of credit included in the GMAC Credit Agreement was classified as short-term in the accompanying Consolidated Financial Statements. The Chase Credit Agreement does not include such terms and therefore, is classified as non-current in the accompanying Consolidated Financial Statements.

NOTE 4 —	INCOME TAXES

Transcat’s net income (loss) before income taxes on the Consolidated Statement of Operations is as follows:

	FY 2007	FY 2006	FY 2005

United States	$2,997	$621	$272
Foreign	279	308	(16)

Total	$3,276	$929	$256

The net provision for (benefit from) income taxes for fiscal years 2007, 2006 and 2005 is as follows:

	FY 2007	FY 2006	FY 2005

Current Tax Provision (Benefit):
Federal	$43	$(35)	$—
State	56	49	—

	$99	$14	$—

Deferred Tax Provision (Benefit):
Federal	$1,036	$(2,453)	$—
State	82	(209)	—

	$1,118	$(2,662)	$—

Provision for (Benefit from) Income Taxes	$1,217	$(2,648)	$—

A reconciliation of the income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations is as follows:

	FY 2007	FY 2006	FY 2005

Federal Income Tax at Statutory Rate	$1,114	$211	$92
State Income Taxes, net of Federal benefit	131	25	11
Valuation Allowance	—	(2,983)	9
Other, net	(28)	99	(112)

Total	$1,217	$(2,648)	$—

The components of the net deferred tax assets are as follows:

	March 31,	March 25,
	2007	2006

Current Deferred Tax Assets (Liabilities):
Net Operating Loss Carryforward(1)	$514	$713
Other	337	325

Total Current Deferred Tax Assets	$851	$1,038

Non-Current Deferred Tax Assets (Liabilities):
Net Operating Loss Carryforward(1)	$26	$24
Deferred Gain on TPG Divestiture	—	587
Goodwill	829	1,201
Foreign Tax Credits (expiring in March 2013)	757	757
Depreciation	(426)	(400)
Other	424	274

Total Non-Current Deferred Tax Assets	$1,610	$2,443
Valuation Allowance(2)	(819)	(819)

Net Non-Current Deferred Tax Assets	$791	$1,624

Net Deferred Tax Assets	$1,642	$2,662

(1)	As of March 31, 2007, Transcat has net operating loss carryforwards of $1.5 million, which are available to offset future federal taxable income through March 2026.

(2)	For fiscal year 2005, the Company determined that it is more likely than not that the benefits associated with the net deferred tax assets would not be realized. Accordingly, the Company booked a full valuation allowance against its net deferred tax assets.

In fiscal year 2006, the Company reassessed all available evidence to determine whether it is more likely than not that some portion or all of the deferred tax assets would be realized. As a result, based on the Company’s income before taxes over the prior four years and the Company’s belief that its future performance would result in sustained profitability and taxable income, the Company reversed a significant portion of the deferred tax valuation allowance in fiscal year 2006.

The Company’s utilization of U.S. foreign tax credit carryforwards is dependent on related statutory limitations that involve numerous factors beyond overall positive income. In fiscal years 2007 and 2006, the Company determined that it is more likely than not that the benefits associated with the foreign tax credits would not be realized.

Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary. These basis differences were approximately $2.1 million at March 31, 2007 and consisted primarily of undistributed earnings. These earnings are considered permanently invested in the businesses. Determination of the deferred income tax liability on these unremitted earnings is not practicable because such liability, if any, is dependent on circumstances existing if and when remittance occurs.

NOTE 5 —	DEFINED CONTRIBUTION PLAN

All of Transcat’s United States employees are eligible to participate in a plan providing certain qualifications are met. Effective April 1, 1981, the Deferred Profit Sharing Plan was adopted. Effective April 1, 1987, this plan was amended from a non-contributory to a contributory defined contribution plan and renamed the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”).

In the Long-Term Savings portion of the Plan (the “401K Portion”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions vest over a three year period. The Company’s matching contributions to the 401K Portion were $0.2 million in each of the fiscal years 2007, 2006 and 2005.

In the Deferred Profit Sharing portion of the Plan, employer contributions are made at the discretion of the Board of Directors. The Company made no profit sharing contributions in fiscal years 2007, 2006 and 2005.

NOTE 6 —	POSTRETIREMENT HEALTH CARE PLANS

In December 2006, the Company adopted two defined benefit postretirement health care plans. One plan provides limited reimbursement to eligible non-officer participants for the cost of individual medical insurance coverage purchased by the participant following qualifying retirement from employment with the Company (the “Non-Officer Plan”). The other plan provides long term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

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

The change in the postretirement benefit obligation from inception to March 31, 2007 is as follows:

Postretirement benefit obligation at inception	$262
Service cost	9
Interest cost	4
Actuarial gain	(14)

Postretirement benefit obligation as of March 31, 2007	261
Fair value of plan assets as of March 31, 2007	—

Funded status as of March 31, 2007	$(261)

Accumulated postretirement benefit obligation as of March 31, 2007	$261

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive loss from inception to March 31, 2007 are as follows:

Net periodic postretirement benefit cost:
Service cost	$9
Interest cost	4
Amortization of prior service cost	3

16

Benefit obligations recognized in other comprehensive loss:
Amortization of prior service cost	(3)
Unrecognized prior service cost, net of tax	164

161

Total recognized in net periodic benefit cost and other comprehensive loss	$177

Amount recognized in accumulated other comprehensive gain as of March 31, 2007:
Unrecognized prior service cost, net of tax	$161

The prior service cost is amortized on a straight-line basis over the average remaining service period of active participants for the Non-Officer Plan and over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during the fiscal year ending March 29, 2008 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic benefit cost were as follows:

• Weighted average discount rate:	5.9% at inception and 6.1% at March 31, 2007
• Medical care cost trend rate:	10% in calendar year 2007, gradually declining to 5% by calendar year 2017 and remaining at that level thereafter
• Dental care cost trend rate:	5% in calendar year 2007 and remaining at that level thereafter

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation and the annual net periodic cost by less than $0.1 million. A one percentage point decrease in the healthcare cost trend would decrease the accumulated postretirement benefit obligation and the annual net periodic cost by less $0.1 million.

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

Fiscal Year	Amount

2008	$1
2009	3
2010	4
2011	11
2012	16
2013-2017	129

NOTE 7 —	STOCK-BASED COMPENSATION

Stock Options:  In June 2003, the Company adopted the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”), which was approved by the Company’s shareholders in August 2003 and which was amended by the Company’s shareholders in August 2006 to permit directors to participate in the plan. The 2003 Plan replaced the Transcat, Inc. Amended and Restated 1993 Stock Option Plan (the “1993 Plan”). The 0.9 million shares that were outstanding as of the termination of the 1993 Plan were reserved for issuance under the 2003 Plan. The 2003 Plan provides for grants of options to directors, officers and key employees to purchase Common Stock at no less than the fair market value at the date of grant. Options generally vest over a period of up to four years and expire up to ten years from the date of grant.

The following table summarizes the Company’s options for fiscal years 2007, 2006 and 2005:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value

Outstanding as of March 27, 2004	875	$1.73
Granted	86	2.89
Exercised	(214)	2.40
Cancelled/Forfeited	(59)	1.97

Outstanding as of March 26, 2005	688	1.65
Granted	57	4.31
Exercised	(252)	1.51
Cancelled/Forfeited	(41)	2.65

Outstanding as of March 25, 2006	452	1.97
Granted	57	5.69
Exercised	(170)	1.00
Cancelled/Forfeited	(10)	2.64

Outstanding as of March 31, 2007	329	3.11	6	$731

Exercisable as of March 31, 2007	212	$2.22	5	$643

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 31, 2007 was $0.2 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised during fiscal years 2007, 2006 and 2005 was $0.7 million, $0.9 million and $0.3 million, respectively. Cash receipts from the exercise of options was less than $0.1 million in fiscal year 2007, $0.3 million in fiscal year 2006 and $0.1 million in fiscal year 2005.

The following table presents options outstanding and exercisable as of March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
	of	Life	per	of	per
	Shares	(in Years)	Share	Shares	Share
Range of Exercise Prices:
$0.97-$2.00	59	—	$1.11	59	$1.11
$2.01-$3.25	158	7	$2.50	135	$2.43
$3.26-$4.52	55	8	$4.31	18	$4.31
$4.53-$5.80	57	9	$5.69	—	$—

Total	329	6	$3.11	212	$2.22

Warrants:  Under the Directors’ Warrant Plan, as amended, warrants may be granted to non-employee directors to purchase Common Stock at the fair market value at the date of grant. Warrants vest over a period of three or four years and expire in five years from the date of grant. The following table summarizes warrants for fiscal years 2007, 2006 and 2005:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value

Outstanding as of March 27, 2004	124	$2.13
Granted	32	2.83
Cancelled and Expired	(16)	3.06

Outstanding as of March 26, 2005	140	2.20
Granted	40	4.26
Exercised	(16)	2.91
Cancelled and Expired	(4)	2.91

Outstanding as of March 25, 2006	160	2.62
Granted	24	5.80
Exercised	(31)	1.90

Outstanding as of March 31, 2007	153	3.27	2	$317

Exercisable as of March 31, 2007	92	$2.36	2	$265

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2007 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on March 31, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of warrants exercised during each of the fiscal years 2007 and 2006 was $0.1 million. Cash received from the exercise of warrants was less than $0.1 million in each of the fiscal years 2007 and 2006. There were no warrants exercised in fiscal year 2005.

The following table presents warrants outstanding and exercisable as of March 31, 2007:

	Warrants Outstanding
		Remaining
	Number	Contractual	Warrants
	of	Life	Exercisable
	Shares	(in Years)	(in Shares)
Exercise Prices:
$0.97	25	—	25
$2.31	32	1	32
$2.88	32	2	22
$4.26	40	3	13
$5.80	24	4	—

Total	153	2	92

As of March 31, 2007, all warrants in the Directors’ Warrant Plan had been granted. Warrants outstanding on March 31, 2007 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan.

The Company granted warrants to purchase 0.5 million shares of Common Stock on November 13, 2002 to certain of the Company’s prior lenders, Key Bank, N.A. and Citizens Bank, in accordance with a termination agreement for refinancing the debt with GMAC. See Note 3 for further disclosure regarding debt. In each of the fiscal years 2005 and 2006, 0.1 million of the shares expired. As of March 31, 2007, there were 0.3 million shares outstanding with a pricing model valuation of $0.3 million. These shares are set to expire on November 13, 2007.

Restricted Stock:  The 2003 Plan also allows the Company to grant stock awards. The stock awards granted vest over a period of one year. The following table summarizes stock awards for fiscal years 2007, 2006 and 2005:

		Weighted
		Average
	Number	Price
	of Shares	per Share

Balance, March 27, 2004	35	$1.73
Granted	50	$2.86
Vested	(60)	$2.20

Balance, March 26, 2005	25	$2.86
Granted	20	$4.26
Vested	(35)	$3.27

Balance, March 25, 2006	10	$4.26
Granted	20	$5.68
Vested	(20)	$4.95

Balance, March 31, 2007	10	$5.68

Total expense, based on fair market value, amounted to $0.1 million, $0.2 million and $0.3 million in fiscal years 2007, 2006 and 2005, respectively. Unearned compensation was less than $0.1 million at March 31, 2007 and March 25, 2006.

NOTE 8 —	SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2007, 2006 and 2005:

	FY 2007	FY 2006	FY 2005
Net Sales:
Product	$45,411	$40,814	$37,086
Service	21,062	19,657	18,221

Total	66,473	60,471	55,307

Gross Profit:
Product	12,000	9,812	8,779
Service	4,690	5,287	5,113

Total	16,690	15,099	13,892

Operating Expenses:
Product(1)	8,475	7,934	8,090
Service(1)	5,866	5,647	4,903

Total	14,341	13,581	12,993

Gain on TPG Divestiture	1,544	—	—

Operating Income	3,893	1,518	899

Unallocated Amounts:
Other Expense, net	617	589	643
Provision for (Benefit from) Income Taxes	1,217	(2,648)	—

Total	1,834	(2,059)	643

Net Income	$2,059	$3,577	$256

Total Assets(2):
Product	$12,764	$10,703	$12,785
Service	6,794	7,352	6,223
Unallocated	2,864	3,433	1,199

Total	$22,422	$21,488	$20,207

Depreciation and Amortization:
Product	$625	$612	$634
Service	849	603	636
Unallocated	148	186	216

Total	$1,622	$1,401	$1,486

Capital Expenditures:
Product	$181	$—	$—
Service	878	623	728
Unallocated	135	291	138

Total	$1,194	$914	$866

Certain reclassifications of prior fiscal years’ financial information have been made to conform with current fiscal years’ presentation.

	FY 2007	FY 2006	FY 2005

Geographic Data:
Net Sales to Unaffiliated Customers(3):
United States(5)	$59,673	$54,778	$50,170
Canada	6,800	5,693	5,137

Total	$66,473	$60,471	$55,307

Long-Lived Assets(4):
United States(5)	$2,613	$2,422	$1,759
Canada	201	265	340

Total	$2,814	$2,687	$2,099

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of sales, headcount, and management’s estimates.

(2)	Goodwill is allocated based on the percentage of segment revenue acquired. For fiscal years 2007 and 2006, goodwill of $3.0 million was allocated 51% product and 49% service. For fiscal year 2005, goodwill of $2.5 million was allocated 60% product and 40% service.

(3)	Net sales are attributed to the countries based on the location of the company making the sale.

(4)	Long-lived assets consist of property and equipment and are entirely allocated to the United States with the exception of Canadian fixed assets.

(5)	United States includes Puerto Rico.

NOTE 9 —	COMMITMENTS

Leases:  Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense was approximately $1.1 million for fiscal year 2007 and approximately $0.9 million for fiscal years 2006 and 2005. The minimum future annual rental payments under the non-cancelable leases at March 31, 2007 are as follows (in millions):

Fiscal Year

2008	$0.9
2009	0.7
2010	0.3
2011	0.3
2012	0.3
Thereafter	0.2

Total minimum lease payments	$2.7

Unconditional Purchase Obligation:  In fiscal year 2002, in connection with the sale of TPG to Fluke Electronics Corporation (“Fluke”), the Company entered into a distribution agreement (“Distribution Agreement”) with Fluke. Under the Distribution Agreement, among other items, the Company agreed to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, the Company’s purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled the Company’s contractual purchase obligations to Fluke under the Distribution Agreement and triggered the recognition of the previously deferred gain totaling $1.5 million in fiscal year 2007.

By its terms, the Distribution Agreement was to terminate on December 31, 2006. However, Fluke agreed to extend the Distribution Agreement through March 31, 2007, but with no minimum product purchase requirements. On March 31, 2007, Transcat entered into a new distribution agreement (“2007 Distribution

Agreement”) with Fluke. The 2007 Distribution Agreement does not require Transcat to purchase a minimum amount of inventory. However, the 2007 Distribution Agreement continues Transcat’s right to be the exclusive distributor of Altek and Transmation branded products in exchange for Transcat’s commitment to purchase a minimum amount of those products. The minimum amount for calendar year 2007 is $3.8 million. Minimum purchase commitments for future years will be determined by June 30 of each year. In the event that Transcat fails to make the required purchases, it may lose its right to be the exclusive distributor.

NOTE 10 —	VENDOR CONCENTRATION

Approximately 30% of Transcat’s product purchases on an annual basis are from Fluke, which is believed to be consistent with Fluke’s share of the markets the Company services.

NOTE 11 —	ACQUISITION

In February 2006, Transcat acquired N.W. Calibration Inspection, Inc. (“NWCI”) in Fort Wayne, Indiana. NWCI provides dimensional calibration, first part inspection, and reverse engineering services to the pharmaceutical, medical device, and automotive industries. The Company paid $0.8 million in cash and $0.1 million in stock for NWCI. The Company allocated the initial purchase price to the estimated fair value of the fixed assets acquired ($0.5 million) with the excess of $0.4 million allocated to goodwill. The goodwill is deductible for tax purposes. The purchase agreement provides for additional performance-based payments to the sellers up to a maximum of $0.3 million, of which $0.1 million was earned and recorded in operating expenses in fiscal year 2007. If and when additional payments come due, the amounts paid will be recorded as an expense in the Consolidated Statement of Operations in the period in which they are incurred. The results of the acquired business have been included in the calibration services segment of the Consolidated Financial Statements since the acquisition date. Pro-forma information for this acquisition is not included as it did not have a material impact on the consolidated financial position or results of operations.

NOTE 12 —	QUARTERLY DATA (Unaudited)

The following table presents certain unaudited quarterly financial data for fiscal years 2007 and 2006:

				Basic	Diluted
		Gross	Net	Earnings	Earnings
	Net Sales	Profit	Income	per Share	per Share

FY 2007:
Fourth Quarter	$18,853	$4,971	$489	$0.07	$0.07
Third Quarter(1)	17,240	4,311	1,207	0.17	0.16
Second Quarter	14,860	3,548	246	0.04	0.03
First Quarter	15,519	3,859	116	0.02	0.02
FY 2006:
Fourth Quarter(2)	$16,054	$4,030	$2,765	$0.41	$0.38
Third Quarter	16,233	3,855	289	0.04	0.04
Second Quarter	14,119	3,609	349	0.05	0.05
First Quarter	14,065	3,605	174	0.03	0.02

(1)	In the third quarter of fiscal year 2007, the Company recognized a previously deferred pre-tax gain of $1.5 million from the sale of TPG to Fluke. See Note 9 of the Consolidated Financial Statements for further disclosure.

(2)	In the fourth quarter of fiscal year 2006, the Company reversed a significant portion, $2.7 million, of its deferred tax valuation allowance. See Note 4 of the Consolidated Financial Statements for further disclosure.

TRANSCAT, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Additions
	Balance	(Reductions) to	Additions	Balance
	at the	Consolidated	(Reductions) to	at the
	Beginning	Statements	Consolidated	End of
	of the Year	of Operations	Balance Sheets	the Year

Allowance for Doubtful Accounts:
FY 2007	$63	$(77)	$61	$47
FY 2006	$56	$(33)	$40	$63
FY 2005	$51	$(64)	$69	$56
Reserve for Inventory Loss:
FY 2007	$92	$37	$—	$129
FY 2006	$190	$6	$(104)	$92
FY 2005	$177	$13	$—	$190
Deferred Tax Valuation Allowance:
FY 2007	$819	$—	$—	$819
FY 2006	$3,802	$(2,648)	$(335)	$819
FY 2005	$3,793	$9	$—	$3,802

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is hereby incorporated by reference from the information set forth under the caption “Executive Officers” in Part I of this Form 10-K and the information set forth under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance-Code of Ethics” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is hereby incorporated by reference from the information set forth under the caption “Compensation of Named Executive Officers and Directors” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, with the exception of the information in the table below, is hereby incorporated by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 31, 2007:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	to be issued	Weighted average	Number of securities
	upon exercise of	exercise price of	remaining available for future
	outstanding options,	outstanding options,	issuance under equity
	warrants, and unvested	warrants, and unvested	compensation plans (excluding
	restricted stock	restricted stock	securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	795	$2.50	762
Equity compensation plans not approved by security holders	—	$—	—

Total	795	$2.50	762

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is hereby incorporated by reference from the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is hereby incorporated by reference to the information set forth under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) See Index to Financial Statements included as Item 8 of this report.

(b) Exhibits.

See Index to Exhibits beginning on page 59 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 21, 2007	By:	/s/ Charles P. Hadeed Charles P. Hadeed Chief Executive Officer, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 21, 2007	/s/ Charles P. Hadeed Charles P. Hadeed	Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

June 21, 2007	/s/ John J. Zimmer John J. Zimmer	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 21, 2007	/s/ Carl E. Sassano Carl E. Sassano	Executive Chairman and Director

June 21, 2007	/s/ Francis R. Bradley Francis R. Bradley	Director

June 21, 2007	/s/ E. Lee Garelick E. Lee Garelick	Director

June 21, 2007	/s/ Richard J. Harrison Richard J. Harrison	Director

June 21, 2007	/s/ Nancy D. Hessler Nancy D. Hessler	Director

June 21, 2007	/s/ Robert G. Klimasewski Robert G. Klimasewski	Director

June 21, 2007	/s/ Paul D. Moore Paul D. Moore	Director

June 21, 2007	/s/ Cornelius J. Murphy Cornelius J. Murphy	Director

June 21, 2007	/s/ Harvey J. Palmer Harvey J. Palmer	Director

June 21, 2007	/s/ Alan H. Resnick Alan H. Resnick	Director

June 21, 2007	/s/ John T. Smith John T. Smith	Director

INDEX TO EXHIBITS

(3)	Articles of Incorporation and By-Laws
	3.1		The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	3.2		By-Laws, as amended through August 18, 1987, are incorporated herein by reference from Exhibit(3) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1988. (SEC File No. 000-03905)
(10)	Material Contracts
	#10	.1	Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
	#10	.2	Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 99(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10	.3	Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 99(c) to the Company’s Registration Statement on Form S-8 (Registration Statement No. 33-61665) filed on August 8, 1995.
	#10	.4	Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein from Exhibit 99(e) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10	.5	Amendment No. 1 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
	#10	.6	Amendment No. 2 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	#10	.7	Amendment No. 1 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	#10	.8	Amendment No. 1 to Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit II to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10	.9	Amendments No. 1 and No. 2 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference from Exhibits III and IV to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10	.10	Amendment No. 2 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit V to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10	.11	Amendment No. 3 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.
	#10	.12	Amendment No. 2 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
	#10	.13	Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan are incorporated herein by reference from Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
	#10	.14	Amendment No. 3 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

#10	.15	Amendment No. 5 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998.
#10	.16	Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference from the Company’s definitive proxy statement filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.
#10	.17	Amendment No. 4 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1998 and supercedes Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
#10	.18	Amendment No. 5 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1999.
#10	.19	Amendment No. 6 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference to Appendix A to the Company’s proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.
#10	.20	Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Appendix B to the Company’s 1999 preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.
#10	.21	Amendment No. 7 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2000.
#10	.22	Amendment No. 6 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
#10	.23	Amendment No. 8 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2001.
#10	.24	Amendment No. 4 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
#10	.25	Amendment No. 8 to the Transcat, Inc. Amended and Restated Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
#10	.26	Amendment No. 7 to the Transcat, Inc. Directors’ Stock Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
10.27		Stock Purchase Agreement dated December 26, 2001 by and among the Company, Altek Industries Corp. and Fluke Electronics Corp. is incorporated herein by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated January 10, 2002.
10.28		Asset Purchase Agreement dated as of January 18, 2002 by and between the Company and Hughes Corporation is incorporated herein by reference from Exhibit 2(a) to the Company’s Current Report on Form 8-K dated January 22, 2002.
#10	.29	Amendment No. 9 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2002.
#10	.30	Amendment No. 10 to the Transcat, Inc. Amended and Restated 1993 Stock Option Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2003.
#10	.31	Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Appendix A to the Company’s 2003 definitive proxy statement filed on July 18, 2003.

	#10	.32	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
	#10	.33	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
	#10	.34	Form of Warrant Certificate representing warrants granted under the Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005.
	#10	.35	Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.
	10.36		Asset Purchase Agreement by and among Transcat, Inc., N.W. Calibration Inspection, Inc. and the stockholders of N.W. Calibration Inspection, Inc. dated as of February 28, 2006 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2006.
	#10	.37	Form of Amended and Restated Agreement for Severance Upon Change in Control for Carl E. Sassano and Charles P. Hadeed is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2006.
	#10	.38	Certain compensation information for Carl E. Sassano, Chairman of the Board and Chief Executive Officer of the Company, and Charles P. Hadeed, President and Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 16, 2006.
	#10	.39	Certain compensation information for John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 23, 2006.
	#10	.40	Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Appendix D to the Company’s definitive proxy statement filed on July 10, 2006 in connection with the 2006 annual meeting of shareholders.
	10.41		Credit Agreement dated as of November 21, 2006 by and between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2006.
	#10	.42	Transcat, Inc. Post-Retirement Benefit Plan for Officers is incorporated herein by reference from Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2006.
	#10	.43	Transcat, Inc. Post-Retirement Benefit Plan for Non-Officer Employees is incorporated herein by reference from Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2006.
	#10	.44	Certain compensation information for Carl E. Sassano, Executive Chairman of the Board of the Company, and Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 19, 2007.
	#10	.45	Certain compensation information for the named executive officers of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 21, 2007.
(11)	Statement re computation of per share earnings
			Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income included in this Form 10-K as Item 8.
(21)	Subsidiaries of the registrant
	*21	.1	Subsidiaries of the Registrant
(23)	Consents of experts and counsel
	*23	.1	Consent of BDO Seidman, LLP

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	*31	.1	Certification of Chief Executive Officer
	*31	.2	Certification of Chief Financial Officer
(32)	Section 1350 Certifications
	*32	.1	Section 1350 Certifications

*	Exhibits filed with this report.

#	Management contract or compensatory plan or arrangement.