Form 10-Q
period 2007-06-30
TRANSCAT INC
filed 2007-08-14
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of August 7, 2007 was 7,094,203.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 30,	June 24,
	2007	2006

Product Sales	$10,927	$10,536
Service Sales	5,263	4,983

Net Sales	16,190	15,519

Cost of Products Sold	7,865	7,829
Cost of Services Sold	4,086	3,831

Total Cost of Products and Services Sold	11,951	11,660

Gross Profit	4,239	3,859

Selling, Marketing and Warehouse Expenses	2,208	2,134
Administrative Expenses	1,582	1,389

Total Operating Expenses	3,790	3,523

Operating Income	449	336

Interest Expense	34	93
Other Expense, net	81	75

Total Other Expense	115	168

Income Before Income Taxes	334	168
Provision for Income Taxes	96	52

Net Income	238	116

Other Comprehensive Income	192	87

Comprehensive Income	$430	$203

Basic Earnings Per Share	$0.03	$0.02
Average Shares Outstanding	7,068	6,830

Diluted Earnings Per Share	$0.03	$0.02
Average Shares Outstanding	7,460	7,345
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 30,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash	$258	$357
Accounts Receivable, less allowance for doubtful accounts of $52 and $47 as of June 30, 2007 and March 31, 2007, respectively	7,297	8,846
Other Receivables	290	352
Inventory, net	4,169	4,336
Prepaid Expenses and Other Current Assets	749	762
Deferred Tax Asset	636	851

Total Current Assets	13,399	15,504
Property and Equipment, net	3,014	2,814
Goodwill	2,967	2,967
Deferred Tax Asset	814	791
Other Assets	349	346

Total Assets	$20,543	$22,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,726	$5,307
Accrued Compensation and Other Liabilities	1,502	2,578
Income Taxes Payable	—	42

Total Current Liabilities	6,228	7,927
Long-Term Debt	2,049	2,900
Other Liabilities	408	366

Total Liabilities	8,685	11,193

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,350,254 and 7,286,119 shares issued as of June 30, 2007 and March 31, 2007, respectively; 7,074,472 and 7,010,337 shares outstanding as of June 30, 2007 and March 31, 2007, respectively	3,675	3,643
Capital in Excess of Par Value	5,435	5,268
Warrants	329	329
Accumulated Other Comprehensive Income	235	43
Retained Earnings	3,172	2,934
Less: Treasury Stock, at cost, 275,782 shares as of June 30, 2007 and March 31, 2007	(988)	(988)

Total Shareholders’ Equity	11,858	11,229

Total Liabilities and Shareholders’ Equity	$20,543	$22,422

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 30,	June 24,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$238	$116
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities:
Deferred Income Taxes	191	37
Depreciation and Amortization	382	358
Provision for Accounts Receivable and Inventory Reserves	(14)	12
Stock-Based Compensation Expense	100	142
Amortization of Restricted Stock	14	11
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,802	167
Inventory	167	179
Prepaid Expenses and Other Assets	(95)	(137)
Accounts Payable	(581)	4
Accrued Compensation and Other Liabilities	(1,031)	(1,268)
Income Taxes Payable	(42)	(71)

Net Cash Provided by (Used in) Operating Activities	1,131	(450)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(477)	(273)

Net Cash Used in Investing Activities	(477)	(273)

Cash Flows from Financing Activities:
Chase Revolving Line of Credit, net	(851)	—
GMAC Revolving Line of Credit, net	—	1,128
Payments on Other Debt Obligations	—	(184)
Issuance of Common Stock	85	54

Net Cash (Used in) Provided by Financing Activities	(766)	998

Effect of Exchange Rate Changes on Cash	13	16

Net (Decrease) Increase in Cash	(99)	291
Cash at Beginning of Period	357	115

Cash at End of Period	$258	$406

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$42	$94
Income Taxes, net	$47	$85

Supplemental Disclosure of Non-Cash Financing Activity:
Treasury Stock Acquired in Cashless Exercise of Stock Options	$—	$50
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In		Accumulated		Treasury Stock
	Issued		Excess		Other		Outstanding
	$0.50 Par Value		of Par		Comprehensive	Retained	at Cost
	Shares	Amount	Value	Warrants	Income	Earnings	Shares	Amount	Total

Balance as of March 31, 2007	7,286	$3,643	$5,268	$329	$43	$2,934	276	$(988)	$11,229
Issuance of Common Stock	64	32	53						85
Stock-Based Compensation			100						100
Restricted Stock:
Amortization of Restricted Stock			14						14
Comprehensive Income:
Currency Translation Adjustment					190				190
Unrecognized Prior Service Cost, net of tax					2				2
Net Income						238			238

Balance as of June 30, 2007	7,350	$3,675	$5,435	$329	$235	$3,172	276	$(988)	$11,858

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
NOTE 1 — GENERAL
Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science and manufacturing industries.
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 31, 2007 (“fiscal year 2007”) contained in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.
Earnings Per Share: Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of dilutive stock options, warrants, and unvested restricted stock awards. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants and unvested restricted stock are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.
For the first quarter of the fiscal year ending March 29, 2008 (“fiscal year 2008”) and the first quarter of fiscal year 2007, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants and unvested restricted stock are summarized as follows:

	First Quarter Ended
	June 30,	June 24,
	2007	2006
Shares Outstanding:
Dilutive	392	515
Anti-dilutive	439	327

Total	831	842

Range of Exercise Prices per Share:
Options	$0.97-$5.80	$0.80-$4.52
Warrants	$0.97-$5.80	$0.97-$4.26
Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, the Company measures the cost of services received in exchange for all equity awards granted, including stock options and warrants, based on the fair market value of the award as of the grant date. The Company uses the modified prospective application method to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 are valued at fair value and are recognized on a straight line basis over the service periods of each award. Excess tax benefits from the exercise of stock awards are presented in the consolidated statements of cash flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company estimates forfeiture rates based on its historical experience.

The estimated fair value of the awards granted during the first quarter of fiscal year 2008 was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of awards granted of $3.56 per share. During the first quarter of fiscal year 2008, the Company recorded, as an administrative expense in the Consolidated Statement of Operations, stock-based compensation in the amount of $0.1 million.
The following summarizes the assumptions used in the Black-Scholes model during the first quarter of fiscal year 2008:

Expected life	6 years
Annualized volatility rate	73.3%
Risk-free rate of return	4.7%
Dividend rate	0.0%
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
NOTE 2 — DEBT
Description. On November 21, 2006, Transcat entered into a Credit Agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The Chase Credit Agreement provides for a three-year revolving credit facility in the amount of $10 million (the “Revolving Credit Facility”). The Chase Credit Agreement replaced the Amended and Restated Loan and Security Agreement dated November 1, 2004, as further amended, with GMAC Commercial Finance LLC.
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Base Rate and the LIBOR rates as of June 30, 2007 were 8.3% and 5.3%, respectively. The Company’s interest rate for the first quarter of fiscal year 2008 ranged from 6.0% to 7.6%.
Covenants. The Chase Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2008.
Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 — INCOME TAXES
Effective April 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. During the first quarter of fiscal year 2008, the Company recognized no adjustments for uncertain tax benefits and expects no material changes to unrecognized tax positions within the next twelve months.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest and penalties related to uncertain tax positions were recognized during the first quarter of fiscal year 2008 or accrued at June 30, 2007.
The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for the tax years 2004 and prior, by state tax authorities for the tax years 2003 and prior, and by Canadian tax authorities for the tax years 2001 and prior. There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

NOTE 4 — STOCK-BASED COMPENSATION
Stock Options: In June 2003, the Company adopted the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). The 2003 Plan provides for grants of options to directors, officers and key employees to purchase Common Stock at no less than the fair market value at the date of grant. Options generally vest over a period of up to four years and expire up to ten years from the date of grant.
The following table summarizes the Company’s options as of and for the first quarter ending June 30, 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2007	329	$3.11
Granted	103	5.24
Exercised	(46)	1.05
Cancelled/Forfeited	(2)	1.48

Outstanding as of June 30, 2007	384	3.93	8	$1,173

Exercisable as of June 30, 2007	164	2.56	6	$727

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of June 30, 2007 was $0.5 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised during the first quarter of fiscal year 2008 was $0.3 million. Cash received from the exercise of options was less than $0.1 million during the first quarter of fiscal year 2008.
Warrants: Under the Directors’ Warrant Plan, as amended, warrants may be granted to non-employee directors to purchase Common Stock at the fair market value at the date of grant. Warrants vest over a period of three or four years and expire in five years from the date of grant.
The following table summarizes warrants as of and for the first quarter ending June 30, 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2007	153	$3.27
Granted	—	—
Exercised	(16)	1.64
Outstanding as of June 30, 2007	137	3.45	2	$486

Exercisable as of June 30, 2007	77	2.52	1	$345

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on June 30, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested warrants as of June 30, 2007 was $0.1 million, which is expected to be recognized over a weighted average period of 1 year. The aggregate intrinsic value of warrants exercised during the first quarter of fiscal year 2008 was less than $0.1 million. Cash received from the exercise of warrants was less than $0.1 million during the first quarter of fiscal year 2008.
As of March 31, 2007, all warrants authorized for issuance pursuant to the Directors’ Warrant Plan had been granted. Warrants outstanding on June 30, 2007 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan.

NOTE 5 — SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the first quarters ended June 30, 2007 and June 24, 2006:

	First Quarter Ended
	June 30,	June 24,
	2007	2006
Net Sales:
Product	$10,927	$10,536
Service	5,263	4,983

Total	16,190	15,519

Gross Profit:
Product	3,062	2,707
Service	1,177	1,152

Total	4,239	3,859

Operating Expenses:
Product	2,349	2,110
Service	1,441	1,413

Total	3,790	3,523

Operating Income	449	336

Unallocated Amounts:
Other Expense	115	168
Provision for Income Taxes	96	52

Total	211	220

Net Income	$238	$116

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
Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, we measure the cost of services received in exchange for all equity awards granted, including stock options and warrants, based on the fair market value of the award as of the grant date. We use the modified prospective application method to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 are valued at fair value and are recognized on a straight line basis over the service periods of each award. Excess tax benefits from the exercise of stock awards are presented in the consolidated statements of cash flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not have any stock-based compensation costs capitalized as part of an asset. We estimate forfeiture rates based on our historical experience.
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

RESULTS OF OPERATIONS
The following table sets forth, for the first quarter of fiscal years 2008 and 2007, the components of our Consolidated Statements of Operations (calculated on dollars in thousands).

	(Unaudited)
	First Quarter Ended
	June 30,	June 24,
	2007	2006
As a Percentage of Net Sales:

Product Sales	67.5%	67.9%
Service Sales	32.5%	32.1%

Net Sales	100.0%	100.0%

Product Gross Profit	28.0%	25.7%
Service Gross Profit	22.4%	23.1%
Total Gross Profit	26.2%	24.9%

Selling, Marketing and Warehouse Expenses	13.6%	13.8%
Administrative Expenses	9.8%	9.0%

Total Operating Expenses	23.4%	22.8%

Operating Income	2.8%	2.1%

Interest Expense	0.2%	0.6%
Other Expense, net	0.5%	0.5%

Total Other Expense	0.7%	1.1%

Income Before Income Taxes	2.1%	1.0%
Provision for Income Taxes	0.6%	0.3%

Net Income	1.5%	0.7%

FIRST QUARTER ENDED JUNE 30, 2007 COMPARED TO FIRST QUARTER ENDED JUNE 24, 2006 (dollars in millions):
Sales:

	First Quarter Ended
	June 30,	June 24,
	2007	2006
Net Sales:
Product	$10.9	$10.5
Service	5.3	5.0

Total	$16.2	$15.5

Net sales increased $0.7 million or 4.5% (calculated on dollars in millions) from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008.
Our distribution products net sales results, which accounted for 67.5% of our net sales in the first quarter of fiscal year 2008 and 67.9% of our net sales in the first quarter of fiscal year 2007 (calculated on dollars in thousands), reflect improved year-over-year customer response to our sales and marketing activities in our direct channels and declining sales in our indirect channel of distribution. Our first quarter of fiscal year 2008 product sales growth in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2008	FY 2007
	Q1	Q4	Q3	Q2	Q1

Product Sales Growth	3.8%	21.0%	7.0%	5.3%	11.7%
In the first quarter of fiscal year 2008, our direct channel grew 7.4% (calculated on dollars in thousands) year-over-year. This is in line with our goal of mid to high single-digit growth in our direct product channel. As anticipated, we experienced a 13.7% decline in sales in our indirect channel, as we focused our marketing and sales efforts on our more profitable direct channel. The following table provides the percent of net sales and the approximate gross profit percentage for significant product distribution channels for the first quarter of fiscal years 2008 and 2007 (calculated on dollars in thousands):

	FY 2008 First Quarter		FY 2007 First Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)

Direct	85%	26.2%	82%	24.6%
Indirect	15%	15.8%	18%	12.1%

Total	100%	24.6%	100%	22.4%

(1)	Calculated at net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for the first quarter of fiscal year 2008 were $0.3 million higher than the first quarter of fiscal year 2007. This is primarily due to a single customer order placed in fiscal year 2007 that continues to be shipped in monthly increments during fiscal year 2008. The percentage of unshippable product orders as a result of backorders increased slightly from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008, but is down in comparison to the second through fourth quarters of fiscal year 2007. The following table reflects the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2008	FY 2007
	Q1	Q4	Q3	Q2	Q1

Total Unshippable Orders	$1.7	$1.8	$2.1	$2.1	$1.4

% of Unshippable Orders that are Backorders	82.4%	88.9%	90.5%	90.5%	78.6%
Calibration services net sales increased $0.3 million, or 6.0% (calculated on dollars in millions), from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008. This increase is attributable to changes that we made in the prior two quarters to our sales organization. In addition, within any quarter, as we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the timing of customer periodic calibrations on equipment and repair services, customer capital expenditure budgets, and customer outsourcing decisions. Our first quarter of fiscal year 2008 calibration services sales growth in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2008	FY 2007
	Q1	Q4	Q3	Q2	Q1

Service Sales Growth	6.0%	12.7%	4.3%	6.4%	6.4%
Gross Profit:

	First Quarter Ended
	June 30,	June 24,
	2007	2006
Gross Profit:
Product	$3.1	$2.7
Service	1.2	1.2

Total	$4.3	$3.9

Gross profit increased as a percent of net sales from 24.9% in the first quarter of fiscal year 2007 to 26.2% in the first quarter of fiscal year 2008 (calculated on dollars in thousands).
Product gross profit increased $0.4 million, or 14.8% (calculated on dollars in millions) from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008. The $0.4 million increase in product gross profit mirrored our $0.4 million increase in product sales, primarily attributable to the 7.4% (calculated on dollars in thousands) increase in sales to our more profitable, direct channel. In addition, profit within our indirect channel increased slightly from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008, despite declining sales. As a percent of product net sales, product gross profit increased 1.8 points (calculated on dollars in millions) from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008, primarily attributable to the aforementioned increased mix of sales through our direct channel. Other product income, primarily consisting of vendor rebates and cooperative advertising income, remained relatively flat from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008, resulting in a declining percentage of other income as a percentage of product net sales.

Our product gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases discussed above, and cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2008	FY 2007
	Q1	Q4	Q3	Q2	Q1

Product Gross Profit % (1)	25.0%	24.0%	24.0%	23.7%	22.1%
Other Income % (2)	2.5%	3.6%	3.6%	1.6%	3.6%

Product Gross Profit %	27.5%	27.6%	27.6%	25.3%	25.7%

(1)	Calculated at net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration services gross profit dollars remained flat (calculated on dollars in millions) from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008. As a percent of service net sales, service gross profit decreased 1.4 points (calculated on dollars in millions) from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008. Our gross profit percentage for calibration services fluctuates on a quarterly basis due to seasonality of our sales (our fiscal fourth quarter is generally our strongest) and the timing of operating costs associated with our calibration laboratory operations. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2008	FY 2007
	Q1	Q4	Q3	Q2	Q1

Service Gross Profit %	22.6%	24.2%	18.4%	22.0%	24.0%
Operating Expenses:

	First Quarter Ended
	June 30,	June 24,
	2007	2006
Operating Expenses:
Selling, Marketing and Warehouse	$2.2	$2.1
Administrative	1.6	1.4

Total	$3.8	$3.5

Operating expenses increased $0.3 million, or 8.6% (calculated on dollars in millions), from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008. Operating expenses as a percent of total net sales increased from 22.7% in the first quarter of fiscal year 2007 to 23.4% in the first quarter fiscal year 2008 (calculated on dollars in thousands). Selling, marketing and warehouse expenses increased $0.1 million, attributable to a combination of increased marketing expense in support of sales activities and employee related expenses. Administrative expenses increased $0.2 million from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008. This was primarily attributable to professional fees and employee related expenses, including benefits. Net periodic benefit costs relating to our defined benefit postretirement health care plans were immaterial in the first quarter of fiscal year 2008.

Other Expense:

	First Quarter Ended
	June 30,	June 24,
	2007	2006
Other Expense:
Interest Expense	$—	$0.1
Other Expense	0.1	0.1

Total	$0.1	$0.2

Interest expense decreased $0.1 million from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008 as a result of our reduced debt. Other expenses remained consistent from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008.
Taxes:

	First Quarter Ended
	June 30,	June 24,
	2007	2006

Provision for Income Taxes	$0.1	$0.1
The provision for income taxes and the effective tax rate remained relatively consistent from the first quarter of fiscal year 2007 to the first quarter of fiscal year 2008. When calculating income tax expense, we recognize valuation allowances for deferred tax assets which may not be realized using a “more likely than not” approach.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	First Quarter Ended
	June 30,	June 24,
	2007	2006

Cash Provided by (Used in):
Operating Activities	$1,131	$(450)
Investing Activities	(477)	(273)
Financing Activities	(766)	998
Operating Activities: Cash provided by operating activities for the first quarter of fiscal year 2008 was $1.1 million, an increase of approximately $1.6 million (calculated on millions of dollars) when compared to the $0.5 million of cash used in operating activities in the first quarter of fiscal year 2007. The primary driver for the increased cash provided by operating activities in the first quarter fiscal year 2008 compared to the first quarter fiscal year 2007 was $1.6 million more in cash provided by a reduction in receivables. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory was $0.4 million higher in the first quarter of fiscal year 2008 compared to the first quarter of fiscal year 2007, but has decreased approximately $0.2 million from the fourth quarter of fiscal year 2007. These fluctuations reflect the timing of shipments received at each quarter end. Our increase in accounts payable, as the following table illustrates (dollars in millions), is consistent with the increased inventory:

	June 30,	June 24,
	2007	2006
Accounts Payable	$4.7	$4.2
Inventory, net	$4.2	$3.8
Accounts Payable/Inventory Ratio	1.12	1.11

•	Receivables: The decrease in our accounts receivable at the end of our first quarter of fiscal year 2008 compared to the end of the first quarter of fiscal year 2007 is due to improved collection efforts. This improvement had a positive impact on days sales outstanding, as the following table illustrates (dollars in millions):

	June 30,	June 24,
	2007	2006
Net Sales, for the last two fiscal months	$11.7	$11.0
Accounts Receivable, net	$7.3	$7.6
Days Sales Outstanding (based on 60 days)	37	41
Investing Activities: The $0.5 million of cash used in investing activities in the first quarter of fiscal year 2008, an increase of approximately $0.2 million when compared to the first quarter of fiscal year 2007, resulted from capital expenditures, primarily for our calibration laboratories.
Financing Activities: The $3.3 million decrease in our overall debt, as shown in the table below, is primarily the result of the $4.2 million in cash provided by operating activities during the second quarter of fiscal year 2007 through the first quarter of fiscal year 2008. During the first quarter of fiscal year 2008, we reduced our overall debt by $0.9 million, primarily due to $1.1 million in cash provided by operating activities during the same period. See Note 2 to our Consolidated Financial Statements for further information regarding our debt.

	June 30,	June 24,
	2007	2006
Total Debt	$2.0	$5.3

Debt. On November 21, 2006, we entered into a Credit Agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The Chase Credit Agreement provides for a three-year revolving credit facility in the amount of $10 million. The Chase Credit Agreement replaced our Amended and Restated Loan and Security Agreement dated November 1, 2004, as further amended, with GMAC Commercial Finance LLC.
The Chase Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2008. We expect to meet the covenants on an on-going basis.
See Note 2 of our Consolidated Financial Statements for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, of this report for a discussion of interest rates on our debt.
OUTLOOK
Sales increased in both Distribution Products and Calibration Services during in the first quarter of fiscal year 2008, and we expect continued growth for the balance of the year.
Within our Distribution Products segment, we expect net sales within our direct channel to continue to grow on a year-over-year basis. At the same time, sales in our indirect channel should continue to decline when compared to the prior year. With the increasing mix of sales into our more profitable direct channel, we should continue to experience year-over-year product gross profit improvement.
Within our Calibration Services segment, we anticipate continued sales growth for the remainder of fiscal year 2008. We expect sales growth to out pace our growth in cost of services sold. This expected sales growth, coupled with the investments we have made in service capacity over the past few years, should lead to expansion of our Calibration Services gross profit margins for the full fiscal year 2008 when compared to fiscal year 2007.
For the remainder of fiscal year 2008, we will continue to focus on revenue growth in both segments with resulting profit expansion. We continue to believe that our best approach to revenue growth is cross-selling our Distribution Products and Calibration Services. We will continue to utilize this core strategy, which provides significant value to our customers and gives us both competitive advantages and operating efficiencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On June 30, 2007 and June 24, 2006, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under our Chase Credit Agreement described in Note 2 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. The base rate, as defined in the Chase Credit Agreement, and the London Interbank Offered Rate as of June 30, 2007 were 8.3% and 5.3%, respectively. Our interest rate for the first quarter of fiscal year 2008 ranged from 6.0% to 7.6%.
FOREIGN CURRENCY
Approximately 90% of our net sales for the quarters ended June 30, 2007 and June 24, 2006 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our net sales by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On June 30, 2007 and June 24, 2006, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer, President and Chief Operating Officer (our principal executive officer) and our Vice President of Finance and Chief Financial Officer (our principal financial officer) evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer, President and Chief Operating Officer and our Vice President of Finance and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.
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

TRANSCAT, INC.
Date: August 14, 2007	/s/ Charles P. Hadeed
Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: August 14, 2007	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS
(10)	Material Contracts
10.1	Certain compensation information for Carl E. Sassano, Executive Chairman of the Board of the Company, and Charles P. Hadeed, Chief Executive Officer, President and Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 10, 2007.

10.2	Certain compensation information for the named executive officers of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 21, 2007.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications