Form 10-Q
period 2007-09-29
TRANSCAT INC
filed 2007-11-09
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 29, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of October 31, 2007 was 7,152,346.

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2007	2006	2007	2006

Product Sales	$11,219	$9,880	$22,146	$20,417
Service Sales	5,406	4,980	10,669	9,963

Net Sales	16,625	14,860	32,815	30,380

Cost of Products Sold	8,087	7,415	15,952	15,244
Cost of Services Sold	4,276	3,897	8,362	7,728

Total Cost of Products and Services Sold	12,363	11,312	24,314	22,972

Gross Profit	4,262	3,548	8,501	7,408

Selling, Marketing and Warehouse Expenses	1,919	1,807	4,127	3,942
Administrative Expenses	1,749	1,222	3,331	2,610

Total Operating Expenses	3,668	3,029	7,458	6,552

Operating Income	594	519	1,043	856

Interest Expense	29	90	63	184
Other Expense, net	209	46	290	120

Total Other Expense	238	136	353	304

Income Before Income Taxes	356	383	690	552
Provision for Income Taxes	162	137	258	189

Net Income	194	246	432	363

Other Comprehensive Income	265	13	457	94

Comprehensive Income	$459	$259	$889	$457

Basic Earnings Per Share	$0.03	$0.04	$0.06	$0.05
Average Shares Outstanding	7,127	6,902	7,099	6,864

Diluted Earnings Per Share	$0.03	$0.03	$0.06	$0.05
Average Shares Outstanding	7,577	7,425	7,474	7,377
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 29,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash	$188	$357
Accounts Receivable, less allowance for doubtful accounts of $62 and $47 as of September 29, 2007 and March 31, 2007, respectively	7,874	8,846
Other Receivables	858	352
Inventory, net	3,662	4,336
Prepaid Expenses and Other Current Assets	1,108	762
Deferred Tax Asset	955	851

Total Current Assets	14,645	15,504
Property and Equipment, net	3,275	2,814
Goodwill	2,967	2,967
Deferred Tax Asset	769	791
Other Assets	352	346

Total Assets	$22,008	$22,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,411	$5,307
Accrued Compensation and Other Liabilities	1,931	2,578
Income Taxes Payable	216	42

Total Current Liabilities	7,558	7,927
Long-Term Debt	1,333	2,900
Other Liabilities	411	366

Total Liabilities	9,302	11,193

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,413,262 and 7,286,119 shares issued as of September 29, 2007 and March 31, 2007, respectively; 7,137,480 and 7,010,337 shares outstanding as of September 29, 2007 and March 31, 2007, respectively	3,707	3,643
Capital in Excess of Par Value	5,792	5,268
Warrants	329	329
Accumulated Other Comprehensive Income	500	43
Retained Earnings	3,366	2,934
Less: Treasury Stock, at cost, 275,782 shares as of September 29, 2007 and March 31, 2007	(988)	(988)

Total Shareholders’ Equity	12,706	11,229

Total Liabilities and Shareholders’ Equity	$22,008	$22,422

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 29,	September 23,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$432	$363
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	(85)	148
Depreciation and Amortization	788	769
Provision for Accounts Receivable and Inventory Reserves	(63)	43
Stock-Based Compensation Expense	428	328
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	892	515
Inventory	749	(46)
Prepaid Expenses and Other Assets	(602)	(280)
Accounts Payable	104	(408)
Accrued Compensation and Other Liabilities	(595)	(924)
Income Taxes Payable	174	(41)

Net Cash Provided by Operating Activities	2,222	467

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(999)	(454)

Net Cash Used in Investing Activities	(999)	(454)

Cash Flows from Financing Activities:
Chase Revolving Line of Credit, net	(1,567)	—
GMAC Revolving Line of Credit, net	—	223
Payments on Other Debt Obligations	—	(368)
Issuance of Common Stock	160	110

Net Cash Used in Financing Activities	(1,407)	(35)

Effect of Exchange Rate Changes on Cash	15	4

Net Decrease in Cash	(169)	(18)
Cash at Beginning of Period	357	115

Cash at End of Period	$188	$97

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$69	$198
Income Taxes, net	$177	$85

Supplemental Disclosure of Non-Cash Financing Activity:
Treasury Stock Acquired in Cashless Exercise of Stock Options	$—	$50
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In		Accumulated		Treasury Stock
	Issued		Excess		Other		Outstanding
	$0.50 Par Value		of Par		Comprehensive	Retained	at Cost
	Shares	Amount	Value	Warrants	Income	Earnings	Shares	Amount	Total
Balance as of March 31, 2007	7,286	$3,643	$5,268	$329	$43	$2,934	276	$(988)	$11,229
Issuance of Common Stock	98	49	111						160
Stock-Based Compensation			256						256
Issuance of Restricted Stock	29	15	157						172
Comprehensive Income:
Currency Translation Adjustment					453				453
Unrecognized Prior Service Cost, net of tax					4				4
Net Income						432			432

Balance as of September 29, 2007	7,413	$3,707	$5,792	$329	$500	$3,366	276	$(988)	$12,706

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
For the second quarter and the first six months of the fiscal year ending March 29, 2008 (“fiscal year 2008”), the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. For the second quarter and the first six months of fiscal year 2007, the net additional common stock equivalents had a $.01 per share effect and no effect, respectively, on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants and unvested restricted stock are summarized as follows:

	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2007	2006	2007	2006
Shares Outstanding:
Dilutive	450	523	375	513
Anti-dilutive	626	368	701	378

Total	1,076	891	1,076	891

Range of Exercise Prices per Share:
Options	$1.50-$7.72	$0.80-$5.80	$1.50-$7.72	$0.80-$5.80
Warrants	$1.50-$5.80	$0.97-$5.80	$1.50-$5.80	$0.97-$5.80
Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment, the Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company uses the modified prospective application method to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of the awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 are valued at fair value and are recognized on a straight line basis over the service periods of each award. Excess tax benefits from the exercise of stock awards are presented in the consolidated statements of cash flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company estimates forfeiture rates based on its historical experience.

The estimated fair value of the awards granted during the first six months of fiscal year 2008 was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of awards granted of $4.62 per share. During the first six months of fiscal year 2008, the Company recorded, as a non-cash administrative expense in the Consolidated Statement of Operations, stock-based compensation in the amount of $0.4 million.
The following summarizes the assumptions used in the Black-Scholes model during the first six months of fiscal year 2008:

Expected life	6 years
Annualized volatility rate	70.8%
Risk-free rate of return	4.6%
Dividend rate	0.0%
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of return for periods within the contractual life of the award is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock. The expected term of all awards granted is estimated by taking the average of the weighted average vesting term and the contractual term, as illustrated in SEC Staff Accounting Bulletin 107. This methodology is not materially different from the Company’s historical data on exercise timing. Separate groups having similar historical exercise behavior with regard to award exercise timing and forfeiture rates are considered separately for valuation and attribution purposes.
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
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Base Rate and the LIBOR rates as of September 29, 2007 were 7.8% and 5.1%, respectively. The Company’s interest rate for the first six months of fiscal year 2008 ranged from 5.8% to 7.6%.
Covenants. The Chase Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2008.
Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 — INCOME TAXES
Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. During the first six months of fiscal year 2008, the Company recognized no adjustments for uncertain tax benefits and expects no material changes to unrecognized tax positions within the next twelve months.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest and penalties related to uncertain tax positions were recognized during the first six months of fiscal year 2008 or accrued at September 29, 2007.
The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for the tax years 2004 and prior, by state tax authorities for the tax years 2003 and prior, and by Canadian tax authorities for the tax years 2002 and prior. There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

In May 2007, the FASB issued Staff Position FIN 48-1, Definition of Settlement in FASB Interpretation No. 48 (“FSP FIN 48-1”). FSP FIN 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The implementation of this standard did not have an impact on the Company’s Consolidated Financial Statements.
Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance.
NOTE 4 — STOCK-BASED COMPENSATION
Stock Options: In June 2003, the Company adopted the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). The 2003 Plan provides for grants of options to directors, officers and key employees to purchase Common Stock at no less than the fair market value at the date of grant. Options generally vest ratably over a period of up to four years and expire up to ten years from the date of grant. Options granted to executive officers during the second quarter of fiscal year 2008 vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.
The following table summarizes the Company’s options as of and for the first six months ended September 29, 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2007	329	$3.11
Granted	392	6.94
Exercised	(50)	1.09
Cancelled/Forfeited	(2)	1.40

Outstanding as of September 29, 2007	669	5.51	9	$956

Exercisable as of September 29, 2007	194	3.01	7	$668

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 29, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of September 29, 2007 was $1.6 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised during the first six months of fiscal year 2008 was $0.3 million. Cash received from the exercise of options was less than $0.1 million during the first six months of fiscal year 2008.
Warrants: Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase Common Stock at the fair market value at the date of grant. Warrants vest over a period of three or four years and expire in five years from the date of grant.
The following table summarizes warrants as of and for the first six months ended September 29, 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2007	153	$3.27
Granted	—	—
Exercised	(43)	1.81
Cancelled/Forfeited	(3)	5.10

Outstanding as of September 29, 2007	107	3.81	2	$284

Exercisable as of September 29, 2007	81	3.38	2	$248

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on September 29, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested warrants as of September 29, 2007 was $0.1 million, which is expected to be recognized over a weighted average period of 1 year. The aggregate intrinsic value of warrants exercised during the first six months of fiscal year 2008 was $0.2 million. Cash received from the exercise of warrants was $0.1 million during the first six months of fiscal year 2008.
As of March 31, 2007, all warrants authorized for issuance pursuant to the Directors’ Warrant Plan had been granted. Warrants outstanding on September 29, 2007 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan. In August 2006, the Company’s shareholders approved an amendment to the 2003 Plan permitting directors to participate. During the second quarter of fiscal year 2008, 36 options were granted to directors and are included in the option table above.
NOTE 5 — SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the second quarter and the six months ended September 29, 2007 and September 23, 2006:

	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2007	2006	2007	2006

Net Sales:
Product	$11,219	$9,880	$22,146	$20,417
Service	5,406	4,980	10,669	9,963

Total	16,625	14,860	32,815	30,380

Gross Profit:
Product	3,132	2,465	6,194	5,173
Service	1,130	1,083	2,307	2,235

Total	4,262	3,548	8,501	7,408

Operating Expenses:
Product	2,209	1,856	4,558	3,962
Service	1,459	1,173	2,900	2,590

Total	3,668	3,029	7,458	6,552

Operating Income	594	519	1,043	856

Unallocated Amounts:
Other Expense	238	136	353	304
Provision for Income Taxes	162	137	258	189

Total	400	273	611	493

Net Income	$194	$246	$432	$363

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecasted in any such forward-looking statements. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements elsewhere in this report and in any documents incorporated herein by reference. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2007. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Stock-Based Compensation: In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, we measure the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. We use the modified prospective application method to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 are valued at fair value and are recognized on a straight line basis over the service periods of each award. Excess tax benefits from the exercise of stock awards are presented in the consolidated statements of cash flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not have any stock-based compensation costs capitalized as part of an asset. We estimate forfeiture rates based on our historical experience.
Options granted to executive officers during the second quarter of fiscal year 2008 vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. In previous years, options granted to executive officers vested ratably over three years. We are recognizing the expense relating to all executive officer options on a straight-line basis over the requisite service period for the entire award.
Revenue Recognition: Sales are recorded when products are shipped or services are rendered to customers. Since we generally have no significant post delivery obligations, our prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related sales are recorded based upon historical data. We recognize the majority of our service revenue based upon when the calibration or repair activity is performed then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. Our shipments are generally free on board shipping point and our customers are generally invoiced for freight, shipping, and handling charges.

RESULTS OF OPERATIONS
The following table sets forth, for the second quarter and the first six months of fiscal years 2008 and 2007, the components of our Consolidated Statements of Operations as a percentage of our net sales (calculated on dollars in thousands).

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2007	2006	2007	2006
As a Percentage of Net Sales:

Product Sales	67.5%	66.5%	67.5%	67.2%
Service Sales	32.5%	33.5%	32.5%	32.8%

Net Sales	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	27.9%	24.9%	28.0%	25.3%
Service Gross Profit	20.9%	21.7%	21.6%	22.4%
Total Gross Profit	25.6%	23.9%	25.9%	24.4%

Selling, Marketing and Warehouse Expenses	11.5%	12.2%	12.6%	13.0%
Administrative Expenses	10.5%	8.2%	10.2%	8.6%

Total Operating Expenses	22.0%	20.4%	22.8%	21.6%

Operating Income	3.6%	3.5%	3.1%	2.8%

Interest Expense	0.2%	0.6%	0.2%	0.6%
Other Expense	1.3%	0.3%	0.9%	0.4%

Total Other Expense	1.5%	0.9%	1.1%	1.0%

Income Before Income Taxes	2.1%	2.6%	2.0%	1.8%
Provision for Income Taxes	1.0%	0.9%	0.8%	0.6%

Net Income	1.1%	1.7%	1.2%	1.2%

SECOND QUARTER ENDED SEPTEMBER 29, 2007 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 23, 2006 (dollars in millions):
Sales:

	Second Quarter Ended
	September 29,	September 23,
	2007	2006
Net Sales:
Product	$11.2	$9.9
Service	5.4	5.0

Total	$16.6	$14.9

Net sales increased $1.7 million, or 11.4% (calculated on dollars in millions), from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008.
Our distribution products net sales results, which accounted for 67.5% of our sales in the second quarter of fiscal year 2008 and 66.5% of our sales in the second quarter of fiscal year 2007 (calculated on dollars in thousands), reflect 15.8% year-over-year growth in our direct sales channel (calculated on dollars in thousands) as a result of increased customer response to our sales and marketing activities including orders placed through our transcat.com website. For the same time period, our indirect channel experienced year-over-year sales growth of approximately 1.0%, which exceeded our expectation of a decline in product sales through our indirect channel as a result of reduced discounting and a more disciplined pricing structure. Our fiscal years 2008 and 2007 product sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2008		FY 2007
	Q2	Q1	Q4	Q3	Q2	Q1

Product Sales Growth	13.1%	3.8%	21.0%	7.0%	5.3%	11.7%
Sales growth occurred in both U.S. and international markets, while Canadian sales experienced a slight year-over-year decrease. In addition to the sales growth, our direct channel gross profit percentage increased 1.5 points as a result of reduced discounting. Within our indirect channel, we experienced greater profitability despite the aforementioned relatively flat year-over-year sales. Sales within this channel are driven by volume-based pricing for each customer and our more disciplined pricing structure, which generated a 5.0 point increase in gross profit percent for our indirect customers. The following table provides the percentage of net sales and the approximate gross profit percentage for significant product distribution channels for the second quarter of fiscal years 2008 and 2007 (calculated on dollars in thousands):

	FY 2008 Second Quarter		FY 2007 Second Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)

Direct	86%	27.1%	85%	25.6%
Indirect	14%	18.0%	15%	13.0%

Total	100%	25.8%	100%	23.7%

(1) Calculated as net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders for the second quarter of fiscal year 2008 were $0.4 million lower than the second quarter of fiscal year 2007. This is mainly a result of two significant product orders that were received at the end of the second quarter of fiscal year 2007, but were shipped in future quarters as we awaited the scheduled receipt of the goods from our suppliers. The elimination of these specific orders from backorder is the key factor for the decrease in the percentage of unshippable product orders that are backorders from the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2008. The following table reflects the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders (calculated on dollars in millions):

	FY 2008		FY 2007
	Q2	Q1	Q4	Q3	Q2	Q1

Total Unshippable Orders	$1.7	$1.7	$1.8	$2.1	$2.1	$1.4
% of Unshippable Orders that Are Backorders	76.5%	82.4%	88.9%	90.5%	90.5%	78.6%
Calibration services net sales increased $0.4 million, or 8.0% (calculated on dollars in millions), from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008. This increase is primarily attributable to an increase in calibration services provided to our customers at one of our in-house laboratories or on-site at a customer’s facility. In addition, within any quarter, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same quarter for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions. Our fiscal years 2008 and 2007 calibration services sales in relation to prior fiscal year quarter comparisons, is as follows (calculated on dollars in millions):

	FY 2008		FY 2007
	Q2	Q1	Q4	Q3	Q2	Q1

Service Sales Growth	8.0%	6.0%	12.7%	4.3%	6.4%	6.4%
Gross Profit:

	Second Quarter Ended
	September 29,	September 23,
	2007	2006
Gross Profit:
Product	$3.1	$2.5
Service	1.1	1.1

Total	$4.2	$3.6

Gross profit increased as a percent of net sales from 23.9% in the second quarter of fiscal year 2007 to 25.6% in the second quarter of fiscal year 2008 (calculated on dollars in thousands).
Distribution products gross profit increased $0.6 million, or 24.0% (calculated on dollars in millions), from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008, primarily attributable to the 13.1% (calculated on dollars in millions) increase in product net sales. As a percentage of product net sales, product gross profit increased 2.4 points (calculated on dollars in millions) from 25.3% in the second quarter of fiscal year 2007 to 27.7% in the second quarter of fiscal year 2008. This was primarily attributable to improved pricing in both our direct and indirect channels, as well as a slightly increased mix of sales into our direct channel. Also contributing to the profitability increase is a combination of $0.2 million more in product purchase rebates achieved and cooperative advertising income received in the second quarter of fiscal year 2008 compared to the second quarter of fiscal year 2007.

Our distribution products gross profit can be impacted by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels that do not support the margins of our core customer base, periodic rebates on purchases, and cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our distribution products gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2008		FY 2007
	Q2	Q1	Q4	Q3	Q2	Q1

Product Gross Profit % (1)	25.5%	25.0%	24.0%	24.0%	23.7%	22.1%
Other Income (Expense) % (2)	2.2%	2.5%	3.6%	3.6%	1.6%	3.6%

Product Gross Profit %	27.7%	27.5%	27.6%	27.6%	25.3%	25.7%

(1)	Calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration services gross profit dollars remained flat (calculated on dollars in millions) from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008. As a percentage of service net sales, service gross profit decreased 1.6 points (calculated on dollars in millions) from the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2008. Our gross profit percentage for calibration services fluctuates on a quarterly basis due to the seasonality of our sales (our fiscal fourth quarter is generally our strongest) and the timing of operating costs associated with our calibration laboratory operations. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net sales (calculated on dollars in millions):

	FY 2008		FY 2007
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit %	20.4%	22.6%	24.2%	18.4%	22.0%	24.0%
Operating Expenses:

	Second Quarter Ended
	September 29,	September 23,
	2007	2006
Operating Expenses:
Selling, Marketing and Warehouse	$1.9	$1.8
Administrative	1.7	1.2

Total	$3.6	$3.0

Operating expenses increased $0.6 million, or 20.0% (calculated on dollars in millions), from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008. Operating expenses as a percent of total net sales increased from 20.4% in the second quarter fiscal year 2007 to 22.0% in the second quarter fiscal year 2008 (calculated on dollars in thousands). Selling, marketing and warehouse expenses increased $0.1 million, or 5.5% (calculated on dollars in millions), in support of our sales growth. Administrative expenses increased from $1.2 to $1.7 million from the second quarter of fiscal year 2007 compared to the second quarter of fiscal year 2008 due primarily to increases in stock-based compensation expense, professional and bank fees and the timing of bonus accruals.
The increase in stock-based compensation expense was due to an overall increase in options issued, including 0.1 million shares issued in April 2007 to our CEO; a higher Black-Scholes value for options issued in the current fiscal year as compared with the value for options issued in the prior fiscal year; and a change in the vesting of restricted stock. Restricted stock granted during the second quarter of fiscal year 2008 vested immediately while in previous years, one-half vested immediately and the remainder vested at the one year anniversary of the date of grant. As a result, we realized $0.2 million in non-cash stock-based compensation expense relating to the issuance of restricted stock during the second quarter of fiscal year 2008 compared with $0.1 million during the second quarter of fiscal year 2007. Additionally, we will not realize any stock-based compensation expense in the next three fiscal quarters relating to the restricted stock issued during the second quarter of fiscal year 2008.
Professional and bank fees increased in the second quarter of fiscal year 2008 due to additional effort associated with the preparation of our annual proxy statement, which included new compensation discussion and analysis disclosures, an increase in fees charged by our independent accountants for audit and tax services, as well as additional credit card charges associated with the growth in sales occurring through our web site. In the second quarter of fiscal year 2008, we met our bonus objectives and, therefore, accrued a pro rata portion of the annual bonus target pay out, compared to the second quarter of fiscal year 2007, when we did not meet our bonus objectives and, therefore, did not accrue any bonus expense.
The aggregate effect of increases in our stock-based compensation expense, professional and bank fees and the timing of bonus accruals was approximately $0.4 million for the second quarter of fiscal year 2008. The remainder of the increase in administrative expenses was due to general increases in employee-related expenses, including benefits.
For the second half of fiscal year 2008, we expect administrative expenses as a percentage of net sales to be consistent with the fiscal year 2007 full year percentage of approximately 9.0%.
Other Expense:

	Second Quarter Ended
	September 29,	September 23,
	2007	2006
Other Expense:
Interest Expense	$—	$0.1
Other Expense	0.2	—

Total	$0.2	$0.1

Interest expense decreased $0.1 million from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008 as a result of our reduced debt. Other expense increased $0.2 million from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008. This increase was primarily attributable to net losses relating to foreign currency transactions resulting from an appreciation of the Canadian dollar compared to the U.S. dollar of 7.1% during the second quarter of fiscal year 2008.
Taxes:

	Second Quarter Ended
	September 29,	September 23,
	2007	2006
Provision for Income Taxes	$0.2	$0.1
In the second quarter of fiscal year 2008, we recognized a $0.2 million provision for income taxes, compared to a $0.1 million provision in the second quarter of fiscal year 2007. The increase in our effective tax rate was primarily due to permanent differences. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. When calculating income tax expense, we recognize valuation allowances for deferred tax assets, which may not be realized, using a “more likely than not” approach.
Other Comprehensive Income:

	Second Quarter Ended
	September 29,	September 23,
	2007	2006
Other Comprehensive Income	$0.3	$—
Other comprehensive income increased $0.3 million from the second quarter of fiscal year 2007 to the second quarter of fiscal year 2008. This increase was primarily attributable to income relating to our foreign currency translation resulting from an appreciation of the Canadian dollar compared to the U.S. dollar of 7.1% during the second quarter of fiscal year 2008.

SIX MONTHS ENDED SEPTEMBER 29, 2007 COMPARED TO SIX MONTHS ENDED SEPTEMBER 23, 2006
(dollars in millions):
Sales:

	Six Months Ended
	September 29,	September 23,
	2007	2006
Net Sales:
Product	$22.1	$20.4
Service	10.7	10.0

Total	$32.8	$30.4

Net sales increased $2.4 million, or 7.9% (calculated on dollars in millions), from the first six months of fiscal year 2007 to the first six months of fiscal year 2008.
Our distribution products net sales results, which accounted for 67.5% of our sales in the first six months of fiscal year 2008 and 67.2% of our sales in the first six months of fiscal year 2007 (calculated on dollars in thousands), reflect 11.5% year-over-year growth in our direct sales channel (calculated on dollars in thousands) as a result of increased customer response to our sales and marketing activities including orders placed through our transcat.com website.
Distribution product net sales have increased 8.3% (calculated on dollars in millions) for the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. This is a result of growth in both U.S. and international sales, while Canadian sales remained flat year-over-year. In addition to the sales growth, our direct channel gross profit percent increased 1.5 points as a result of reduced discounting. Within our indirect channel, we experienced a 25.6% increase in profitability despite a sales decrease of 7.1% (calculated on dollars in thousands). Sales within this channel are driven by volume-based pricing for each customer and our more disciplined pricing structure, which generated a 4.4 point increase in gross profit percent for our indirect customers and a 3.0 point decline in indirect sales as a percent of total product sales. Our fiscal years 2008 and 2007 product sales in relation to prior fiscal year first six months comparisons, is as follows (calculated on dollars in millions):

	Six Months Ended		Six Months Ended
	September 29, 2007		September 23, 2006
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	86%	26.6%	83%	25.1%
Indirect	14%	16.9%	17%	12.5%

Total	100%	25.2%	100%	23.0%

(1)	Calculated at net sales less purchase costs divided by net sales.
Calibration services net sales increased $0.7 million, or 7.0% (calculated on dollars in millions), from the first six months of fiscal year 2007 to the first six months of fiscal year 2008. This increase is primarily attributable to an increase in calibration services provided to our customers at one of our in-house laboratories or on-site at a customer’s facility. In addition, within any six month period, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same period for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions.

Gross Profit:

	Six Months Ended
	September 29,	September 23,
	2007	2006
Gross Profit:
Product	$6.2	$5.2
Service	2.3	2.2

Total	$8.5	$7.4

Gross profit increased as a percent of net sales from 24.4% in the first six months of fiscal year 2007 to 25.9% in the first six months of fiscal year 2008 (calculated on dollars in thousands).
Distribution products gross profit increased $1.0 million, or 19.2% (calculated on dollars in millions), from the first six months of fiscal year 2007 to the first six months of fiscal year 2008, primarily because of the aforementioned 8.3% (calculated on dollars in millions) increase in product net sales. As a percent of product net sales, product gross profit increased 2.7 points (calculated on dollars in thousands) from the first six months of fiscal year 2007 to the first six months of fiscal year 2008. This is primarily attributable to a declining mix of sales into our less profitable indirect channel, improved pricing programs, and a combination of $0.2 million more in rebates achieved and cooperative advertising income received in the first half of fiscal year 2008 compared to the first half of fiscal year 2007.
Calibration services gross profit increased $0.1 million, or 4.5% (calculated on dollars in millions). As a percent of calibration services sales, calibration gross profit decreased 0.8 points (calculated on dollars in thousands) from the first six months of fiscal year 2007 compared to the first six months of fiscal year 2008. This percentage decrease is primarily attributed to $0.1 million increase in bonus and profit sharing related expense in the first half of fiscal year 2008, compared to none in the first half of fiscal year 2007.
Operating Expenses:

	Six Months Ended
	September 29,	September 23,
	2007	2006
Operating Expenses:
Selling, Marketing and Warehouse	$4.1	$3.9
Administrative	3.3	2.6

Total	$7.4	$6.5

Operating expenses increased $0.9 million, or 13.8% (calculated on dollars in millions), from the first six months of fiscal year 2007 to the first six months of fiscal year 2008. Selling, marketing and warehouse expenses increased $0.2 million, or 5.1% (calculated on dollars in millions), primarily in support of revenue growth initiatives. Administrative expenses increased from $2.6 to $3.3 million from the first six months of fiscal year 2007 compared to the first six months of fiscal year 2008 due primarily to increases in stock-based compensation expense, professional and bank fees and the timing of bonus accruals.
The increase in stock-based compensation expense was due to an overall increase in options issued, including 0.1 million shares issued in April 2007 to our CEO; a higher Black-Scholes value for options issued in the current fiscal year as compared with the value for options issued in the prior fiscal year; and a change in the vesting of restricted stock issued. Restricted stock granted during the first six months of fiscal year 2008 vested immediately while in previous years, one-half vested immediately and the remainder vested at the one year anniversary of the date of grant. As a result, we realized $0.2 million in non-cash stock-based compensation expense related to the issuance of restricted stock during the first six months of fiscal year 2008 compared with $0.1 million during the first six months of fiscal year 2007. Additionally, we will not realize any stock-based compensation expense in the next three fiscal quarters relating to the restricted stock issued during the second quarter of fiscal year 2008.
Professional and bank fees increased in the first six months of fiscal year 2008 due to additional effort associated with the preparation of our annual proxy statement, which included new compensation discussion and analysis disclosures, an increase in fees charged by our independent accountants for audit and tax services, as well as additional credit card charges associated with the growth in sales occurring through our web site. In the first six months of fiscal year 2008, we met our bonus objectives and, therefore, accrued a pro rata portion of the annual bonus target pay out compared to the first six months of fiscal year 2007, when we did not meet our bonus objectives and, therefore, did not accrue any bonus expense.

The aggregate effect of increases in our stock-based compensation expense, professional and bank fees and the timing of bonus accruals was approximately $0.5 million for the first six months of fiscal year 2008. The remainder of the increase in administrative expenses was due to general increases in employee-related expenses, including benefits.
For the second half of fiscal year 2008, we expect administrative expenses as a percentage of net sales to be consistent with the fiscal year 2007 full year percentage of approximately 9.0%.
Other Expense:

	Six Months Ended
	September 29,	September 23,
	2007	2006
Other Expense:
Interest Expense	$0.1	$0.2
Other Expense	0.3	0.1

Total	$0.4	$0.3

Interest expense decreased $0.1 million from the first six months of fiscal year 2007 to the first six months of fiscal year 2008 as a result of our reduced debt. Other expense increased $0.2 million from the first half of fiscal year 2007 to the first half of fiscal year 2008. This increase was primarily attributable to net losses relating to foreign currency transactions resulting from an appreciation of the Canadian dollar compared to the U.S. dollar of 16.1% during the first six months of fiscal year 2008.
Taxes:

	Six Months Ended
	September 29,	September 23,
	2007	2006
Provision for Income Taxes	$0.3	$0.2
In the first half of fiscal year 2008, we recognized a $0.3 million provision for income taxes, compared to a $0.2 million provision in the first half of fiscal year 2007, as a result of a $0.1 million increase in our Income Before Taxes and an increase in our effective tax rate due to permanent differences. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. When calculating income tax expense, we recognize valuation allowances for deferred tax assets, which may not be realized, using a “more likely than not” approach.
Other Comprehensive Income:

	Six Months Ended
	September 29,	September 23,
	2007	2006
Other Comprehensive Income	$0.5	$0.1
Other comprehensive income increased $0.4 million from the first six months of fiscal year 2007 compared to the first six months of fiscal year 2008. This increase was primarily attributable to income relating to our foreign currency translation resulting from an appreciation of the Canadian dollar compared to the U.S. dollar of 16.1% during the first six months of fiscal year 2008.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	September 29,	September 23,
	2007	2006
Cash (Used in) Provided by:
Operating Activities	$2,222	$467
Investing Activities	(999)	(454)
Financing Activities	(1,407)	(35)
Operating Activities: Cash provided by operating activities for the first six months of fiscal year 2008 was $2.2 million, an increase of approximately $1.7 million (calculated on millions of dollars) when compared to the $0.5 million of cash provided by operating activities in the first six months of fiscal year 2007. This is mainly attributable to an approximate $0.8 million increase in cash provided by inventory reductions, $0.4 million more cash provided by receivables reductions, and $0.3 million reduction in cash used in accrued payrolls and commissions in the first six months of fiscal year 2008 compared to the first six months of fiscal year 2007. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory of $3.7 million on September 29, 2007 is $0.6 million less than our fiscal year 2007 year-end inventory on March 31, 2007 and $0.3 million less than the inventory level on September 23, 2006. The year-over-year decrease is due to refined inventory ordering models and increased focus on lower inventory levels while maintaining consistently high order fulfillment rates. Our $1.6 million increase in accounts payable, as the following table illustrates (dollars in millions), is primarily the result of the timing of payments and inventory purchases made in support of the high quarter-end sales volume during the second quarter of fiscal year 2008:

	September 29,	September 23,
	2007	2006
Accounts Payable	$5.4	$3.8
Inventory, net	$3.7	$4.0
Accounts Payable/Inventory Ratio	1.46	0.95
•	Receivables: The increase in our accounts receivable at the end of our second quarter of fiscal year 2008 compared to the end of the second quarter of fiscal year 2007 is primarily due to sales growth in our fiscal year 2008 second quarter. We have continued to maintain strong collections on our accounts receivable, reflected in our days sales outstanding, as the following table illustrates (dollars in millions):

	September 29,	September 23,
	2007	2006
Net Sales, for the last two fiscal months	$12.0	$10.4
Accounts Receivable, net	$7.9	$7.1
Days Sales Outstanding (based on 60 days)	40	41
Investing Activities: The $1.0 million of cash used in investing activities during the first six months of fiscal year 2008, an increase of $0.5 million (calculated on millions of dollars) when compared to the first six months of fiscal year 2007, was primarily the result of capital expenditures incurred in connection with the expansion of our capabilities within our calibration laboratories.
Financing Activities: The $2.9 million decrease in our overall debt, as shown in the table below (dollars in millions), is the result of the $4.4 million of cash provided by operating activities during the last six months of fiscal year 2007 and the first six months of fiscal year 2008. See Note 2 of our Consolidated Financial Statements in this report for further information regarding our debt.

	September 29,	September 23,
	2007	2006
Total Debt	$1.3	$4.2

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
The Chase Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2008. We expect to meet the covenants on an on-going basis.
See Note 2 of our Consolidated Financial Statements in this report for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this report for a discussion of interest rates on our debt.
OUTLOOK
During the first half of fiscal year 2008, we experienced sales increases in both our Distribution Products and Calibration Services segments. We expect continued growth for the balance of fiscal year 2008, with a sustained increase in operating earnings (excluding the one-time deferred gain of $1.5 million which was recognized in the fiscal year 2007 third quarter) and continued strong cash flow.
Within our Distribution Products segment, we expect net sales within our direct channel to continue to grow in the low double-digit range on a year-over-year basis. At the same time, we anticipate that sales in our indirect channel may be flat or decline slightly when compared to the prior year. Overall, we expect our Distribution Products gross profit margins for the remainder of fiscal year 2008 to be consistent with those reported for the first half of fiscal year 2008.
During the first six months of fiscal year 2008, laboratory expenses grew at a faster rate than net sales. However, we expect growth in our Calibration Services net sales to increase at a faster rate than laboratory costs in the second half of fiscal year 2008 with a corresponding increase in gross profit percentage.
For the second half of fiscal year 2008, we expect administrative expenses as a percentage of net sales to be consistent with the fiscal year 2007 full year percentage of approximately 9.0%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On September 29, 2007 and September 23, 2006, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under our Chase Credit Agreement described in Note 2 of our Consolidated Financial Statements in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. The base rate, as defined in the Chase Credit Agreement, and the London Interbank Offered Rate as of September 29, 2007 were 7.8% and 5.1%, respectively. Our interest rate for the first six months of fiscal year 2008 ranged from 5.8% to 7.6%.
FOREIGN CURRENCY
Approximately 90% of our net sales for the six months ended September 29, 2007 and September 23, 2006 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our net sales by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate. On September 29, 2007 and September 23, 2006, we had no hedging arrangements in place to limit our exposure to foreign currency fluctuations.
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
PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 21, 2007, our shareholders voted on the proposals set forth below at the annual meeting.
Proposal 1:
Charles P. Hadeed, Nancy D. Hessler and Paul D. Moore were elected as directors of the Company, each to serve until the annual meeting of shareholders to be held in 2010. The number of shares that voted for the election of each director nominee and the number of shares that withheld authority to vote for each director nominee are as follows:

Nominees	Votes For	Votes Withheld

Charles P. Hadeed	6,775,888	21,110
Nancy D. Hessler	6,771,936	25,062
Paul D. Moore	6,772,241	24,757
The other directors, whose terms of office continued after the meeting, are Francis R. Bradley, E. Lee Garelick, Richard J. Harrison, Cornelius J. Murphy, Harvey J. Palmer, John T. Smith, Alan H. Resnick and Carl E. Sassano.

In a letter dated October 23, 2007, Cornelius J. Murphy, age 77, informed the Company of his voluntary resignation from the board of directors after 16 years of service on the board, effective as of October 23, 2007. There were no disagreements between Mr. Murphy and the Company on any matter relating to the Company’s operations, policies or practices that resulted in Mr. Murphy’s resignation. Mr. Murphy’s term as a director was scheduled to expire at the 2009 annual meeting of shareholders. The vacancy created by Mr. Murphy’s resignation will remain open until a candidate that meets the criteria established by the corporate governance and nominating committee is identified and elected.
Proposal 2:
The amendment to the Transcat, Inc. Code of Regulations (or bylaws) to permit the issuance of uncertificated shares was approved. The number of shares that voted for, against and abstained from voting on this proposal are as follows:

Votes For:	6,575,588
Votes Against:	146,567
Votes Abstained:	74,842
Broker Non-Votes	—
Proposal 3:
The selection of BDO Seidman, LLP as the Company’s independent auditors for the fiscal year ending March 29, 2008 was ratified. The number of shares that voted for, against and abstained from voting on this proposal are as follows:

Votes For:	6,767,630
Votes Against:	22,938
Votes Abstained:	6,429
Broker Non-Votes:	—
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 9, 2007	/s/ Charles P. Hadded

Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: November 9, 2007	/s/ John J. Zimmer

John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(3)(ii)	By-laws
	3.1	Code of Regulations, as amended

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification of Chief Executive Officer
	31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications
	32.1	Section 1350 Certifications