Form 10-Q
period 2007-12-29
TRANSCAT INC
filed 2008-02-11
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 29, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐            Accelerated filer ☐                      Non-accelerated filer ☑                      Smaller reporting company ☐
                          (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of February 7, 2008 was 7,165,721.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2007	2006	2007	2006
Product Sales	$13,005	$12,296	$35,151	$32,713
Service Sales	5,435	4,944	16,104	14,907

Net Sales	18,440	17,240	51,255	47,620

Cost of Products Sold	9,351	8,927	25,306	24,177
Cost of Services Sold	4,376	4,015	12,763	11,792

Total Cost of Products and Services Sold	13,727	12,942	38,069	35,969

Gross Profit	4,713	4,298	13,186	11,651

Selling, Marketing and Warehouse Expenses	2,304	2,230	6,627	6,337
Administrative Expenses	1,365	1,315	4,472	3,705

Total Operating Expenses	3,669	3,545	11,099	10,042

Gain on TPG Divestiture	—	1,544	—	1,544

Operating Income	1,044	2,297	2,087	3,153

Interest Expense	17	84	80	268
Other Expense, net	135	145	425	265

Total Other Expense	152	229	505	533

Income Before Income Taxes	892	2,068	1,582	2,620
(Benefit From) Provision for Income Taxes	(316)	861	(58)	1,050

Net Income	1,208	1,207	1,640	1,570

Other Comprehensive (Loss) Income	(19)	(239)	438	(145)

Comprehensive Income	$1,189	$968	$2,078	$1,425

Basic Earnings Per Share	$0.17	$0.17	$0.23	$0.23
Average Shares Outstanding	7,162	6,938	7,119	6,919

Diluted Earnings Per Share	$0.17	$0.16	$0.23	$0.21
Average Shares Outstanding	7,314	7,428	7,266	7,415
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 29,	March 31,
	2007	2007
ASSETS
Current Assets:
Cash	$302	$357
Accounts Receivable, less allowance for doubtful accounts of $77 and $47 as of December 29, 2007 and March 31, 2007, respectively	8,271	8,846
Other Receivables	878	352
Inventory, net	5,611	4,336
Prepaid Expenses and Other Current Assets	1,150	762
Deferred Tax Asset	420	851

Total Current Assets	16,632	15,504
Property and Equipment, net	3,344	2,814
Goodwill	2,967	2,967
Deferred Tax Asset	1,552	791
Other Assets	348	346

Total Assets	$24,843	$22,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,709	$5,307
Accrued Compensation and Other Liabilities	2,258	2,578
Income Taxes Payable	97	42

Total Current Liabilities	9,064	7,927
Long-Term Debt	1,263	2,900
Other Liabilities	389	366

Total Liabilities	10,716	11,193

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,430,475 and 7,286,119 shares issued as of December 29, 2007 and March 31, 2007, respectively; 7,154,693 and 7,010,337 shares outstanding as of December 29, 2007 and March 31, 2007, respectively	3,715	3,643
Capital in Excess of Par Value	6,345	5,268
Warrants	—	329
Accumulated Other Comprehensive Income	481	43
Retained Earnings	4,574	2,934
Less: Treasury Stock, at cost, 275,782 shares as of December 29, 2007 and March 31, 2007	(988)	(988)

Total Shareholders’ Equity	14,127	11,229

Total Liabilities and Shareholders’ Equity	$24,843	$22,422

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 29,	December 23,
	2007	2006
Cash Flows from Operating Activities:
Net Income	$1,640	$1,570
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Income Taxes	(333)	975
Depreciation and Amortization	1,290	1,226
Provision for Accounts Receivable and Inventory Reserves	(48)	106
Stock-Based Compensation Expense	601	387
Gain on TPG Divestiture	—	(1,544)
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	409	(537)
Inventory	(1,200)	(245)
Prepaid Expenses and Other Assets	(859)	(721)
Accounts Payable	1,402	198
Accrued Compensation and Other Liabilities	(287)	(777)
Income Taxes Payable	55	(102)

Net Cash Provided by Operating Activities	2,670	536

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,351)	(709)

Net Cash Used in Investing Activities	(1,351)	(709)

Cash Flows from Financing Activities:
Chase Revolving Line of Credit, net	(1,637)	4,359
GMAC Revolving Line of Credit, net	—	(3,252)
Payments on Other Debt Obligations	—	(1,073)
Issuance of Common Stock	219	161

Net Cash (Used in) Provided by Financing Activities	(1,418)	195

Effect of Exchange Rate Changes on Cash	44	1

Net (Decrease) Increase in Cash	(55)	23
Cash at Beginning of Period	357	115

Cash at End of Period	$302	$138

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$90	$278
Income Taxes, net	$264	$177

Supplemental Disclosure of Non-Cash Financing Activity:
Treasury Stock Acquired in Cashless Exercise of Stock Options	$—	$50
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

					Accum-
			Capital		ulated
	Common Stock		In		Other		Treasury Stock
	Issued		Excess		Compre-		Outstanding
	$0.50 Par Value		of Par	War-	hensive	Retained	at Cost
	Shares	Amount	Value	rants	Income	Earnings	Shares	Amount	Total
Balance as of March 31, 2007	7,286	$3,643	$5,268	$329	$43	$2,934	276	$(988)	$11,229
Issuance of Common Stock	114	57	162						219
Stock-Based Compensation	30	15	586						601
Expired Warrants			329	(329)					—
Comprehensive Income:
Currency Translation Adjustment					431				431
Unrecognized Prior Service Cost, net of tax					7				7
Net Income						1,640			1,640

Balance as of December 29, 2007	7,430	$3,715	$6,345	$—	$481	$4,574	276	$(988)	$14,127

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
NOTE 1 – GENERAL
Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading distributor of professional grade test, measurement, and calibration instruments and a provider of calibration and repair services, primarily throughout the process, life science and manufacturing industries.
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 31, 2007 (“fiscal year 2007”) contained in the Company’s 2007 Annual Report on Form 10-K filed with the SEC.
Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.
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
The estimated fair value of the awards granted during the first nine months of the fiscal year ending March 29, 2008 (“fiscal year 2008”) was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of awards granted of $4.62 per share. During the first nine months of fiscal year 2008, the Company recorded non-cash stock-based compensation in the amount of $0.6 million in the Consolidated Statement of Operations.
The following summarizes the assumptions used in the Black-Scholes model during the first nine months of fiscal year 2008:

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
Gain on TPG Divestiture: During the fiscal year ended March 31, 2002, the Company sold Transmation Products Group (“TPG”). As a result of certain post-closing commitments, the Company deferred recognition of a $1.5 million gain on the sale. During fiscal year 2007, the Company satisfied those commitments and consequently realized the gain as a component of operating income in the accompanying Consolidated Financial Statements.

Foreign Currency Translation and Transactions: The accounts of Transmation (Canada) Inc., the Company’s wholly owned subsidiary, are maintained in the local currency and have been translated to United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the amounts representing assets and liabilities, except for long-term intercompany accounts and equity, have been translated at the period-end rates of exchange and related sales and expense amounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of Transmation (Canada) Inc.’s balance sheets into United States dollars are recorded directly to the accumulated other comprehensive income component of shareholders’ equity.
During the third quarter of fiscal year 2008, the Company entered into a foreign exchange forward contract to reduce any further risk that its earnings would be adversely affected by changes in currency exchange rates. The contract, which expired in December 2007, was accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company did not apply hedge accounting and therefore, the change in the contract’s fair value, which totaled $0.2 million, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations. This change in the contract’s fair value was offset by the change in fair value on the underlying intercompany assets and liabilities being hedged. At December 29, 2007, there were no hedging arrangements outstanding. The Company does not use hedging arrangements for speculative purposes.
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
For the third quarter and the first nine months of fiscal year 2008, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. For the third quarter and the first nine months of fiscal year 2007, the net additional common stock equivalents had a $.01 per share effect and a $.02 per share effect, respectively, on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants and unvested restricted stock are summarized as follows:

	Third Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2007	2006	2007	2006
Shares Outstanding:
Dilutive	152	490	147	496
Anti-dilutive	612	388	618	382

Total	764	878	765	878

Range of Exercise Prices per Share:
Options	$2.20-$7.72	$0.80-$5.80	$2.20-$7.72	$0.80-$5.80
Warrants	$2.31-$5.80	$0.97-$5.80	$2.31-$5.80	$0.97-$5.80
Recently Issued Accounting Pronouncements: In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R is to be applied prospectively to business combinations beginning in the Company’s fiscal year ending March 2010.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“SFAS 160”). This statement applies to the accounting for noncontrolling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 becomes effective for the Company in the fiscal year ending March 2010. Since the Company does not currently have any noncontrolling interests, the adoption of this statement is not expected to have an impact on the Company’s Consolidated Financial Statements.

NOTE 2 – DEBT
Description. On November 21, 2006, Transcat entered into a Credit Agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The Chase Credit Agreement provides for a three-year revolving credit facility in the amount of $10 million (the “Revolving Credit Facility”). The Chase Credit Agreement replaced the Amended and Restated Loan and Security Agreement dated November 1, 2004, as further amended, with GMAC Commercial Finance LLC (the “GMAC Credit Agreement”).
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Base Rate and the LIBOR rates as of December 29, 2007 were 7.3% and 4.6%, respectively. The Company’s interest rate for the first nine months of fiscal year 2008 ranged from 5.3% to 7.6%.
Covenants. The Chase Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2008.
Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – INCOME TAXES
Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. During the first nine months of fiscal year 2008, the Company recognized no adjustments for uncertain tax benefits and expects no material changes to unrecognized tax positions within the next twelve months.
The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest and penalties related to uncertain tax positions were recognized during the first nine months of fiscal year 2008 or accrued at December 29, 2007.
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
In the third quarter of fiscal year 2008, after reassessing all available evidence, the Company determined that it was more likely than not that the benefits associated with its U.S. foreign tax credit carryforwards would be realized. As a result, the Company reduced its deferred tax valuation allowance by $0.8 million and recorded the reduction as a benefit from income taxes in the Consolidated Statements of Operations.
Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary. These basis differences were approximately $2.1 million at March 31, 2007 and consisted primarily of undistributed earnings. During the third quarter of fiscal year 2008, the Company’s foreign subsidiary declared and paid a dividend to Transcat in the amount of $2.0 million (in U.S. dollars), of which $1.3 million was previously taxed. The

Company realized additional tax of $0.2 million on the remaining dividend as a component of the provision for income taxes in the Consolidated Statements of Operations. The remaining earnings of the Company’s foreign subsidiary are considered permanently reinvested in the subsidiary, therefore, the determination of the deferred tax liability on unremitted earnings is not practicable because such liability, if any, depends on circumstances existing if and when remittance occurs.
NOTE 4 – STOCK-BASED COMPENSATION
Stock Options: The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for grants of options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. Options generally vest ratably over a period of up to four years and expire up to ten years from the date of grant. Beginning in the second quarter of fiscal year 2008, options granted to executive officers vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. Prior options granted to executive officers vested ratably over three years. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.
The following table summarizes the Company’s options as of and for the first nine months ended December 29, 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2007	329	$3.11
Granted	391	6.94
Exercised	(59)	1.15
Cancelled/Forfeited	(4)	1.45

Outstanding as of December 29, 2007	657	5.57	9	$1,141

Exercisable as of December 29, 2007	209	3.10	7	827

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 29, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of December 29, 2007 was $1.5 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised during the first nine months of fiscal year 2008 was $0.3 million. Cash received from the exercise of options was less than $0.1 million during the first nine months of fiscal year 2008.
Warrants: Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. Warrants vest over a period of three or four years and expire in five years from the date of grant.
The following table summarizes warrants as of and for the first nine months ended December 29, 2007:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2007	153	$3.27
Granted	—	—
Exercised	(43)	1.81
Cancelled/Forfeited	(3)	5.10

Outstanding as of December 29, 2007	107	3.81	2	$347

Exercisable as of December 29, 2007	81	3.38	2	296

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on December 29, 2007. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested warrants as of December 29, 2007 was less than $0.1 million, which is expected to be recognized over a weighted average period of 1 year. The aggregate intrinsic value of warrants exercised during the first nine months of fiscal year 2008 was $0.2 million. Cash received from the exercise of warrants was $0.1 million during the first nine months of fiscal year 2008.
As of March 31, 2007, all warrants authorized for issuance pursuant to the Directors’ Warrant Plan had been granted. Warrants outstanding on December 29, 2007 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan. In August 2006, the Company’s shareholders approved an amendment to the 2003 Plan permitting directors to participate. During the first nine months of fiscal year 2008, 36 options were granted to directors and are included in the option table above.
On November 13, 2002, the Company granted warrants to purchase 0.5 million shares of common stock to its prior lenders, Key Bank, N.A. and Citizens Bank, in accordance with a termination agreement for the refinancing of debt. In each of the fiscal years 2005 and 2006, 0.1 million of the shares expired unexercised. In November 2007, the remaining 0.3 million shares expired unexercised and were converted to capital in excess of par value.
NOTE 5 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the third quarter and the nine months ended December 29, 2007 and December 23, 2006:

	Third Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2007	2006	2007	2006
Net Sales:
Product	$13,005	$12,296	$35,151	$32,713
Service	5,435	4,944	16,104	14,907

Total	18,440	17,240	51,255	47,620

Gross Profit:
Product	3,654	3,369	9,845	8,536
Service	1,059	929	3,341	3,115

Total	4,713	4,298	13,186	11,651

Operating Expenses:
Product	2,316	2,216	6,896	6,186
Service	1,353	1,329	4,203	3,856

Total	3,669	3,545	11,099	10,042

Operating Income (Loss):
Product	1,338	1,153	2,949	2,350
Service	(294)	(400)	(862)	(741)
Gain on TPG Divestiture	—	1,544	—	1,544

Total	1,044	2,297	2,087	3,153

Unallocated Amounts:
Other Expense	152	229	505	533
(Benefit from) Provision for Income Taxes	(316)	861	(58)	1,050

Total	(164)	1,090	447	1,583

Net Income	$1,208	$1,207	$1,640	$1,570

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
Options generally vest ratably over a period of up to four years and expire up to ten years from the date of grant. Beginning in the second quarter of fiscal year 2008, options granted to executive officers vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. Prior options granted to executive officers vested ratably over three years. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.
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
Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

RESULTS OF OPERATIONS
The following table sets forth, for the third quarter and the first nine months of fiscal years 2008 and 2007, the components of our Consolidated Statements of Operations as a percentage of our net sales (calculated on dollars in thousands).

	(Unaudited)		(Unaudited)
	Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2007	2006	2007	2006
As a Percentage of Net Sales:

Product Sales	70.5%	71.3%	68.6%	68.7%
Service Sales	29.5%	28.7%	31.4%	31.3%

Net Sales	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	28.1%	27.4%	28.0%	26.1%
Service Gross Profit	19.5%	18.8%	20.7%	20.9%
Total Gross Profit	25.6%	24.9%	25.7%	24.5%

Selling, Marketing and Warehouse Expenses	12.5%	13.0%	12.9%	13.3%
Administrative Expenses	7.4%	7.6%	8.7%	7.8%

Total Operating Expenses	19.9%	20.6%	21.6%	21.1%

Gain on TPG Divestiture	—	9.0%	—	3.2%

Operating Income	5.7%	13.4%	4.1%	6.6%

Interest Expense	0.1%	0.5%	0.2%	0.6%
Other Expense, net	0.7%	0.8%	0.8%	0.6%

Total Other Expense	0.8%	1.3%	1.0%	1.2%

Income Before Income Taxes	4.9%	12.1%	3.1%	5.4%
(Benefit From) Provision for Income Taxes	(1.7)%	5.0%	(0.1)%	2.2%

Net Income	6.6%	7.1%	3.2%	3.2%

THIRD QUARTER ENDED DECEMBER 29, 2007 COMPARED TO THIRD QUARTER ENDED DECEMBER 23, 2006
(dollars in thousands):
Sales:

	Third Quarter Ended
	December 29,	December 23,
	2007	2006
Net Sales:
Product	$13,005	$12,296
Service	5,435	4,944

Total	$18,440	$17,240

Net sales increased $1.2 million, or 7.0%, from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008.
Our distribution products net sales results, which accounted for 70.5% of our sales in the third quarter of fiscal year 2008 and 71.3% of our sales in the second quarter of fiscal year 2007, increased 5.8% from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008. This increase reflects a 7.2% year-over-year growth in our direct sales channel as a result of a combination of increased prices, new product introductions by strategic manufacturing partners, increased customer response to our sales and marketing activities and growing sales through our transcat.com website. For the same time period, our reseller channel experienced year-over-year sales decline of 2.3%, which is in line with our expectations as a result of reduced discounting and a more disciplined pricing structure. Our fiscal years 2008 and 2007 product sales in relation to prior fiscal year quarter comparisons, is as follows:

	FY 2008			FY 2007
	Q3	Q2	Q1	Q4 (1)	Q3	Q2	Q1
Product Sales Growth	5.8%	13.6%	3.7%	20.7%	6.9%	5.0%	12.3%

(1)	Represents a 14-week period. All other quarters are 13-week periods.
Sales growth occurred in both U.S. and international markets, while Canadian sales were flat year-over-year. In addition to the sales growth, our direct channel gross profit percentage increased 0.4 points as a result of reduced discounting. Within our reseller channel, we experienced greater profitability despite the aforementioned year-over-year sales decline. Sales within this channel are driven by volume-based pricing for each customer and our more disciplined pricing structure, which generated a 4.0 point increase in gross profit percent for our resellers. The following table provides the percentage of net sales and the approximate gross profit percentage for significant product distribution channels for the third quarter of fiscal years 2008 and 2007:

	FY 2008 Third Quarter		FY 2007 Third Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	86%	26.2%	85%	25.8%
Reseller	13%	17.7%	14%	13.7%
Freight Billed to Customers	1%		1%

Total	100%		100%

(1)	Calculated as net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Unshippable product orders are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total unshippable product orders at December 29, 2007 were $0.7 million lower than at December 23, 2006 and $0.4 million lower than at March 31, 2007. This is mainly a result of two significant product orders that were received at the end of the second quarter of fiscal year 2007, but were shipped in future quarters as we awaited the scheduled receipt of the goods from our suppliers. The elimination of these specific orders from backorder is the key factor for the decrease in the percentage of unshippable product orders that are backorders during fiscal year 2008. The following table reflects the percentage of total unshippable product orders that are backorders at the end of each fiscal quarter and our historical trend of total unshippable product orders:

	FY 2008			FY 2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Unshippable Orders	$1,411	$1,689	$1,678	$1,814	$2,100	$2,125	$1,404

% of Unshippable Orders that Are Backorders	78.1%	74.1%	81.0%	89.5%	92.2%	89.7%	80.2%
Calibration services net sales increased $0.5 million, or 9.9%, from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008. Approximately $0.4 million of this increase is attributable to an increase in calibration services provided to our customers at one of our in-house laboratories and on-site at a customer’s facility. During the third quarter of fiscal year 2008, our service sales associated with the use of subcontractors increased approximately $0.1 million. In addition, within any fiscal quarter, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same quarter for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions. Our fiscal years 2008 and 2007 calibration services sales in relation to prior fiscal year quarter comparisons, is as follows:

	FY 2008			FY 2007
	Q3	Q2	Q1	Q4 (1)	Q3	Q2	Q1
Service Sales Growth	9.9%	8.6%	5.6%	11.2%	4.5%	5.8%	6.5%

(1)	Represents a 14-week period. All other quarters are 13-week periods.
Gross Profit:

	Third Quarter Ended
	December 29,	December 23,
	2007	2006
Gross Profit:
Product	$3,654	$3,369
Service	1,059	929

Total	$4,713	$4,298

Gross profit increased as a percent of net sales from 24.9% in the third quarter of fiscal year 2007 to 25.6% in the third quarter of fiscal year 2008.
Distribution products gross profit increased $0.3 million, or 8.5%, from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008, primarily attributable to the 5.8% increase in product net sales. As a percentage of product net sales, product gross profit increased 0.7 points from 27.4% in the third quarter of fiscal year 2007 to 28.1% in the third quarter of fiscal year 2008. This was primarily attributable to improved pricing in our reseller channel, as well as a slightly increased mix of sales into our direct channel. These profitability gains were partially offset by an approximately $0.1 million decrease in product purchase rebates achieved and cooperative advertising income received in the third quarter of fiscal year 2008 compared to the third quarter of fiscal year 2007.

Our distribution products gross profit can be impacted by a number of factors that can affect quarterly comparisons. Among those factors are sales channel mix changes, periodic rebates on purchases, and cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our distribution products gross profit as a percent of net sales:

	FY 2008			FY 2007
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	25.1%	25.8%	24.6%	24.4%	24.0%	23.7%	22.4%
Other Income % (2)	3.0%	2.1%	3.4%	2.8%	3.4%	1.2%	3.3%

Product Gross Profit %	28.1%	27.9%	28.0%	27.2%	27.4%	24.9%	25.7%

(1)	Calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration services gross profit dollars increased in excess of $0.1 million, or 14.0%, from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008. As a percentage of service net sales, service gross profit increased 0.7 points from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008. Our gross profit percentage for calibration services fluctuates on a quarterly basis due to the seasonality of our sales (our fiscal fourth quarter is generally our strongest) and the timing of operating costs associated with our calibration laboratory operations. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2008			FY 2007
	Q3	Q2	Q1	Q4 (1)	Q3	Q2	Q1
Service Gross Profit Dollar Growth	14.0%	5.0%	3.8%	(5.8)%	(12.3)%	(17.2)%	(16.6)%

(1)	Represents a 14-week period. All other quarters are 13-week periods.
Operating Expenses:

	Third Quarter Ended
	December 29,	December 23,
	2007	2006
Operating Expenses:
Selling, Marketing and Warehouse	$2,304	$2,230
Administrative	1,365	1,315

Total	$3,669	$3,545

Operating expenses increased $0.1 million from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008. This equates to a 3.5% year-over-year increase, compared to a 7.0% quarterly increase in net sales. Operating expenses as a percent of total net sales decreased from 20.6% in the third quarter of fiscal year 2007 to 19.9% in the third quarter of fiscal year 2008. Selling, marketing and warehouse expenses increased 3.3% from the third quarter of fiscal year 2007 compared to the third quarter of fiscal year 2008 in support of our sales growth. Administrative expenses increased 3.8% during the same period.
Gain on TPG Divestiture:

	Third Quarter Ended
	December 29,	December 23,
	2007	2006
Gain on TPG Divestiture	$—	$1,544
This one-time gain represents the recognition of a previously deferred gain on the sale of Transmation Products Group (“TPG”), which occurred in fiscal year 2002. Although the sale of TPG occurred in fiscal year 2002, we were precluded from recognizing the gain at that time because we had entered into a distribution agreement in connection with the transaction that required us to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, our purchases exceeded the required amount for 2006, as they had in each of the prior four years, which fulfilled our contractual purchase obligations under the distribution agreement and triggered the recognition of the gain in the third quarter of fiscal year 2007.
Other Expense:

	Third Quarter Ended
	December 29,	December 23,
	2007	2006
Other Expense:
Interest Expense	$17	$84
Other Expense, net	135	145

Total	$152	$229

Interest expense decreased from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008 as a result of our reduced debt. Other expense, consisting primarily of foreign currency net losses in the third quarter of fiscal year 2008 and costs incurred in connection with our debt refinancing in the third quarter of fiscal year 2007, remained relatively flat from the third quarter of fiscal year 2007 to the third quarter of fiscal year 2008.
Taxes:

	Third Quarter Ended
	December 29,	December 23,
	2007	2006
(Benefit from) Provision for Income Taxes	$(316)	$861
In the third quarter of fiscal year 2008, we recognized a benefit from income taxes of $0.3 million, compared to a $0.9 million provision in the third quarter of fiscal year 2007. Both the fiscal year 2008 and the fiscal year 2007 third quarters’ results reflected the impact of unusual items. The third quarter of fiscal year 2008 results included a $0.8 million benefit from a reduction in our deferred tax asset valuation allowance relating to our U.S. foreign tax credit carryforwards, and the third quarter of fiscal year 2007 results included a $0.6 million provision for tax relating to the recognition of a previously deferred gain on the sale of TPG. We continue to evaluate our tax provision on a quarterly basis and make adjustments as deemed necessary. When calculating income tax expense, we recognize valuation allowances for deferred tax assets, which may not be realized, using a “more likely than not” approach.

NINE MONTHS ENDED DECEMBER 29, 2007 COMPARED TO NINE MONTHS ENDED DECEMBER 23, 2006
(dollars in thousands):
Sales:

	Nine Months Ended
	December 29,	December 23,
	2007	2006
Net Sales:
Product	$35,151	$32,713
Service	16,104	14,907

Total	$51,255	$47,620

Net sales increased $3.6 million, or 7.6%, from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008.
Our distribution products net sales results, which accounted for 68.6% of our sales in the first nine months of fiscal year 2008 and 68.7% of our sales in the first nine months of fiscal year 2007, reflect 9.9% year-over-year growth in our direct sales channel as a result of a combination of increased prices, new product introductions by strategic manufacturing partners, increased customer response to our sales and marketing activities and growing sales through our transcat.com website.
Distribution products net sales have increased 7.5% for the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. This is a result of growth in both U.S. and international sales, while Canadian sales remained flat year-over-year. In addition to the sales growth, our direct channel gross profit percentage increased 1.1 points as a result of reduced discounting. Within our reseller channel, we experienced a 26.0% increase in profitability despite a sales decrease of 5.4%. Sales within this channel are driven by volume-based pricing for each customer and our more disciplined pricing structure, which generated a 4.3 point increase in gross profit percentage for our resellers and a 2.0 point decline in reseller sales as a percent of total product sales. Our fiscal years 2008 and 2007 product sales in relation to prior fiscal year first nine months comparisons, is as follows:

	Nine Months Ended		Nine Months Ended
	December 29, 2007		December 23, 2006
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	85%	26.5%	83%	25.4%
Reseller	14%	17.2%	16%	12.9%
Freight Billed to Customers	1%		1%

Total	100%		100%

(1)	Calculated at net sales less purchase costs divided by net sales.
Calibration services net sales increased $1.2 million, or 8.0%, from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008. Approximately $0.8 million of this increase is attributable to an increase in calibration services provided to our customers at one of our in-house laboratories and on-site at a customer’s facility. During the first nine months of fiscal year 2008, our service sales associated with the use of subcontractors increased approximately $0.4 million. In addition, within any nine month period, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same period for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment and repair services, customer capital expenditures and customer outsourcing decisions.

Gross Profit:

	Nine Months Ended
	December 29,	December 23,
	2007	2006
Gross Profit:
Product	$9,845	$8,536
Service	3,341	3,115

Total	$13,186	$11,651

Gross profit increased as a percent of net sales from 24.5% in the first nine months of fiscal year 2007 to 25.7% in the first nine months of fiscal year 2008.
Distribution products gross profit increased $1.3 million, or 15.3%, from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008, primarily because of a 7.5% increase in product net sales. As a percent of product net sales, product gross profit increased 1.9 points from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008. This is primarily attributable to an increased mix of sales through more profitable sales channels, improved pricing programs, and a combination of over $0.1 million more in rebates achieved and cooperative advertising income received in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007.
Calibration services gross profit increased $0.2 million, or 7.3%. As a percent of calibration services sales, calibration gross profit decreased 0.2 points from the first nine months of fiscal year 2007 compared to the first nine months of fiscal year 2008. This percentage decrease is primarily attributed to an increased mix of service sales associated with subcontractors as well as an increase in employee-related expenses in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007.
Operating Expenses:

	Nine Months Ended
	December 29,	December 23,
	2007	2006
Operating Expenses:
Selling, Marketing and Warehouse	$6,627	$6,337
Administrative	4,472	3,705

Total	$11,099	$10,042

Operating expenses increased $1.1 million, or 10.5%, from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008. Selling, marketing and warehouse expenses increased $0.3 million, or 4.6%, primarily in support of revenue growth initiatives. Administrative expenses increased $0.8 million from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008. Over $0.7 million of this increase occurred during the first half of fiscal year 2008, due primarily to increases in stock-based compensation expense, professional fees and the timing of bonus accruals.
Other Expense:

	Nine Months Ended
	December 29,	December 23,
	2007	2006
Other Expense:
Interest Expense	$80	$268
Other Expense	425	265

Total	$505	$533

Interest expense decreased $0.2 million from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008 as a result of our reduced debt. Other expense increased $0.2 million from the first nine months of fiscal year 2007 to the first nine months of fiscal year 2008, primarily due to an increase in foreign currency losses resulting from an appreciation of the Canadian dollar compared to the U.S. dollar of 17.7% in the first nine months of fiscal year 2008.

Gain on TPG Divestiture:

	Nine Months Ended
	December 29,	December 23,
	2007	2006
Gain on TPG Divestiture	$—	$1,544
This one-time gain represents the recognition of a previously deferred gain on the sale of TPG, which occurred in fiscal year 2002. Although the sale of TPG occurred in fiscal year 2002, we were precluded from recognizing the gain at that time because we had entered into a distribution agreement in connection with the transaction that required us to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, our purchases exceeded the required amount for 2006, as they had in each of the prior four years, which fulfilled our contractual purchase obligations under the distribution agreement and triggered the recognition of the gain in the third quarter of fiscal year 2007.
Taxes:

	Nine Months Ended
	December 29,	December 23,
	2007	2006
(Benefit from) Provision for Income Taxes	$(58)	$1,050
In the first nine months of fiscal year 2008, we recognized a $0.1 million benefit from income taxes, compared to a $1.1 million provision in the first nine months of fiscal year 2007. Both the fiscal year 2008 and the fiscal year 2007 first nine months’ results reflected the impact of unusual items. The first nine months of fiscal year 2008 included a $0.8 million benefit from a reduction in our deferred tax asset valuation allowance relating to our U.S. foreign tax credit carryforwards, and the first nine months of fiscal year 2007 included a $0.6 million provision for tax relating to the recognition of a previously deferred gain on the sale of TPG. We continue to evaluate our tax provision on a quarterly basis and make adjustments as deemed necessary. When calculating income tax expense, we recognize valuation allowances for deferred tax assets, which may not be realized, using a “more likely than not” approach.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	December 29,	December 23,
	2007	2006
Cash Provided by (Used in):
Operating Activities	$2,670	$536
Investing Activities	(1,351)	(709)
Financing Activities	(1,418)	195
Operating Activities: Cash provided by operating activities for the first nine months of fiscal year 2008 was $2.7 million, compared to $0.5 million of cash provided by operating activities in the first nine months of fiscal year 2007. This is primarily due to a $0.4 million increase in earnings before deferred income taxes, depreciation, amortization, non-cash stock-based compensation and the non-cash gain on TPG divestiture, additional cash provided by the collection of receivables of $0.9 million, and $0.5 million from the change in accrued payrolls and commissions in the first nine months of fiscal year 2008 compared to the first nine months of fiscal year 2007. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory of $5.6 million on December 29, 2007 is $1.3 million higher than our fiscal year-end inventory on March 31, 2007 of $4.3 million and $1.5 million higher than our inventory level on December 23, 2006 of $4.1 million. The increase is primarily due to $1.1 million in inventory related to shipments from vendors during the last week of the third quarter of fiscal year 2008 in anticipation of strong sales in our fiscal fourth quarter, as well as to increase the immediate availability of high demand products. Our $2.3 million increase in accounts payable is primarily the result of the timing of payments and inventory receipts in the last month of our third quarter of fiscal year 2008, including the aforementioned $1.1 million of vendor shipments in the final week of the third quarter of fiscal year 2008.

	December 29,	December 23,
	2007	2006
Accounts Payable	$6,709	$4,417
Inventory, net	$5,611	$4,145
Accounts Payable/Inventory Ratio	1.20	1.07
•	Receivables: The increase in our accounts receivable at December 29, 2007 compared to December 23, 2006 is primarily due to sales growth in our third quarter of fiscal year 2008. We have continued to maintain strong collections on our accounts receivable, reflected in our days sales outstanding.

	December 29,	December 23,
	2007	2006
Net Sales, for the last two fiscal months	$13,055	$12,089
Accounts Receivable, net	$8,271	$7,863
Days Sales Outstanding (based on 60 days)	38	39
Investing Activities: The $1.4 million of cash used in investing activities during the first nine months of fiscal year 2008, an increase of over $0.6 million when compared to the first nine months of fiscal year 2007, was primarily the result of capital expenditures incurred in connection with the expansion of our calibration capabilities, including the expansion of the Rochester, New York and Anaheim, California laboratories, and for the replacement of laboratory equipment.
Financing Activities: The decrease in our overall debt of $3.1 million, as shown in the table below, is the result of $4.8 million in cash provided by operating activities during the last three months of fiscal year 2007 and the first nine months of fiscal year 2008. See Note 2 of our Consolidated Financial Statements in this report for further information regarding our debt.

	December 29,	December 23,
	2007	2006
Total Debt	$1,263	$4,359

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
The Chase Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2008. We expect to meet the covenants on an on-going basis.
See Note 2 of our Consolidated Financial Statements in this report for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, in this report for a discussion of interest rates on our debt.
OUTLOOK
Our fiscal fourth quarter is typically our strongest. This fiscal year’s fourth quarter has the disadvantage of one week (13 operating weeks) when compared with the fourth quarter of fiscal 2007, which had 14 operating weeks. Despite one less week, we expect margins to expand in our fiscal fourth quarter with higher sales.
We expect our Distribution Products segment to maintain growth in the mid to upper single digit range while the Calibration Services segment should continue its growth trend. The growth in our Calibration Services segment sales should provide increasing operating leverage and result in operating income increasing at a faster rate than sales, thus providing additional operating cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On December 29, 2007 and December 23, 2006, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
Under our Chase Credit Agreement described in Note 2 of our Consolidated Financial Statements in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. The base rate, as defined in the Chase Credit Agreement, and the London Interbank Offered Rate as of December 29, 2007 were 7.3% and 4.6%, respectively. Our interest rate for the first nine months of fiscal year 2008 ranged from 5.3% to 7.6%.
FOREIGN CURRENCY
Approximately 90% of our net sales for the first nine months of fiscal year 2008 and fiscal year 2007 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our net sales by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
During the third quarter of fiscal year 2008, we entered into a foreign exchange forward contract to reduce any further risk that our earnings would be adversely affected by changes in currency exchange rates. The contract, which expired in December 2007, was accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We did not apply hedge accounting and therefore, the change in the contract’s fair value, which totaled $0.2 million, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations. This change in the contract’s fair value was offset by the change in fair value on the underlying intercompany assets and liabilities being hedged. At December 29, 2007, there were no hedging arrangements outstanding. We do not use hedging arrangements for speculative purposes.
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

TRANSCAT, INC.
Date: February 11, 2008	/s/ Charles P. Hadded
Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: February 11, 2008	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications