Form 10-K
period 2008-03-29
TRANSCAT INC
filed 2008-06-26
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 29, 2008
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on September 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $39 million. The market value calculation was determined using the closing sale price of the Registrant’s Common Stock on September 29, 2007, as reported on the NASDAQ Capital Market.

The number of shares of Common Stock of the Registrant outstanding as of June 20, 2008 was 7,173,911.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 of this report, to the extent not set forth herein, is incorporated by reference from the Registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on August 19, 2008, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the end of the fiscal year to which this report relates.

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

INTRODUCTION

Transcat is a leading global distributor of professional grade test and measurement instruments and a provider of calibration, 3-D metrology and repair services primarily to the life science, manufacturing, utility and process industries. We conduct our business through two segments: distribution products (“distribution products” or “Product”) and calibration services (“calibration services” or “Service”).

Through our distribution products segment, we market and distribute national and proprietary brand instruments to approximately 12,500 global customers. Our product catalog (“Master Catalog”) offers access to more than 25,000 test and measurement instruments, including: calibrators, insulation testers, multimeters, pressure and temperature devices, oscilloscopes, recorders and related accessories, from over 200 of the industry’s leading manufacturers including Agilent, Fluke, GE, Emerson, and Hart Scientific. In addition, we are the exclusive worldwide distributor for Transmation and Altek products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most precise measurements.

Through our calibration services segment, we offer precise, reliable, fast calibration, 3-D metrology and repair services. As of the end of our fiscal year ended March 29, 2008, (“fiscal year 2008”), we operated eleven calibration laboratories (“Calibration Centers of Excellence”) strategically located across the United States, Puerto Rico, and Canada servicing approximately 8,000 customers. Each of our Calibration Centers of Excellence is ISO-9001:2000 and we have adopted one of the broadest scopes of accreditation in the industry, achieving several international levels of quality, consistency and reliability. See “Calibration Services Segment — Quality” below in this Item 1 for more information.

CalTrak®, our proprietary documentation and asset management system, is used to manage the workflow at our Calibration Centers of Excellence. Additionally, CalTrak-Online provides our customers direct access to calibration certificates, calibration data, and access to other key documents required in the calibration process. CalTrak® has been validated to U.S federal regulation 21CFR 820.75, which is important to the life science industry, where federal regulations are particularly stringent. See the section entitled “Calibration Services Segment — CalTrak®” below in this Item 1 for more information.

At Transcat, our attention to quality goes beyond the products and services we deliver. Our sales, customer service and support teams stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it. Since calibration is an intangible service, we believe that our customers trust the integrity of our people and processes which form the foundation of our relationships with our customers.

Among our customers, and representing approximately 33% of our consolidated revenue, are Fortune 500/Global 500 companies, including Wyeth, Johnson & Johnson, DuPont, Exxon Mobil, Dow Chemical, and Duke Energy. Transcat has focused on the life science, manufacturing, utility and process markets since its founding in 1964.

We are the leading supplier of calibrators in the markets we serve. We believe our customers do business with us because of our integrity, commitment to quality service, our CalTrak® asset management system, and our broad range of product offerings.

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additionally, the SEC maintains a website (www.sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.

We maintain a website at www.transcat.com. On our website, we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be accessed under our investor relations webpage at www.transcat.com/about/investor-relations.aspx. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

Our board of directors’ committee charters (audit committee, compensation committee and corporate governance and nominating committee), and Code of Ethics are also posted on our investor relations webpage. Copies of such charters are available in print to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters.

Transcat is an Ohio corporation founded in 1964. We are headquartered in Rochester, New York and employ more than 200 people. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

STRATEGY

We are an accredited provider of calibration and repair services and a distributor of premium brand test and measurement instruments. Our target customers are those who value quality systems and/or operate in regulated environments. Our strategic focus is to serve a customer base that requires precise measurement capability for their manufacturing and testing processes in order to minimize risk, waste and defects. We do this by targeting customers who value superior quality, service and convenience associated with our multiple locations, broad capabilities and breadth of choice. We leverage our combined offerings to create a unique and compelling value proposition built upon trust and technical competence.

We strive to differentiate ourselves and build barriers to competitive entry by offering the best products, delivering high quality through the trusted integrity of our calibration and repair services, and integrating those products and services to benefit our customers’ operations and lower their costs.

SEGMENTS

We service our customers through two business segments: distribution products and calibration services. Note 8 of our Consolidated Financial Statements in this report presents financial information for these segments. We serve approximately 16,000 customers, with no customer or controlled group of customers accounting for 5% or more of our consolidated net revenue for fiscal years 2006 through 2008. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, our website, a field sales organization, proactive outbound sales, and an inbound call center. Our field, outbound and inbound sales teams are each staffed with technically trained personnel. Our domestic and international outbound sales organization covers territories in North America, Latin America, Europe, Africa, Asia, and the Middle East. Our calibration and repair services are offered only in North America and Puerto Rico. We concentrate on attracting new customers and increasing product, calibration and repair revenue from existing customers. Our efforts are also focused on cross selling. Approximately 30% of our customers during fiscal year 2008 utilized both segments of our business at least once, which provides us with an opportunity to increase our average revenue per customer, while adding to our value as a single source supplier. Our revenue from customers in the following geographic areas during the periods indicated, expressed as a percentage of total revenue, was as follows:

	FY 2008	FY 2007	FY 2006

United States	84%	83%	84%
Canada	8%	9%	9%
Other International	8%	8%	7%

Total	100%	100%	100%

We focus primarily on the life science, manufacturing, utility and process industries. The life science industry, as we define it, includes pharmaceutical and biotechnology companies, medical device manufacturers, and healthcare service providers. The process industry has been and continues to be the foundation of our business competency. The process industry, as we define it, includes petroleum refining, chemical, water treatment, industrial power, steel, petrochemical, gas and pipeline, textile, pulp and paper, and food and dairy companies.

DISTRIBUTION PRODUCTS SEGMENT

Summary.  Our customers use test and measurement instruments to ensure that their processes, and ultimately their end product(s), are within specification. Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial distribution products industry for test and measurement instrumentation, in those geographic markets where we predominately operate, is serviced by broad based national distributors and niche or specialty-focused organizations such as Transcat.

Most industrial customers find that maintaining an in-house inventory of back-up test and measurement instruments is cost prohibitive. As a result, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small quantity orders combined with a need for rapid, reliable, and complete order fulfillment. The purchasing decision is generally made by plant engineers, quality managers, or their purchasing personnel. Products are generally purchased from more than one distributor.

The majority of our products are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Our catalog and sales activities are designed to maintain a constant presence in front of the customer to ensure we receive the order when they are ready to purchase. As a result, we evaluate revenue trends over at least a four quarter cycle as any individual months’ revenue can be impacted by numerous factors, many of which are unpredictable and potentially non-recurring.

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

Our distribution products segment accounted for approximately 67% of our consolidated revenue in fiscal year 2008. Within the distribution products segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which range from less than $250 to $100,000 per order, with an average of approximately $1,500 per order.

Marketing and Sales.  Through our comprehensive Master Catalog, supplemental catalogs, website, opt-in email newsletter, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. The instruments typically range in price from $250 to over $25,000.

During fiscal year 2008, we distributed approximately 1.1 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials, of which approximately 665,000 were distributed to customer contacts and approximately 450,000 were distributed to potential customer contacts. Some of the key factors that determine the number of catalogs and other direct marketing materials received by each customer include new product introductions, their market segments and the timing, frequency and monetary value of past purchases.

The majority of our product sales are derived from direct mail and on-line marketing. Our Master Catalog consists of approximately 700 pages of products relevant to the life science, manufacturing, utility and process industries. We distribute our Master Catalog to approximately 89,000 existing and prospective customers in the United States and Canada typically every 12 months. The Master Catalog provides standard make/model and related information and is also available in an electronic format upon request and on-line on our website. Our new customer acquisition program utilizes smaller catalog supplements that feature new products, promotions, or specific product categories. The catalog supplements are launched at varying periods throughout the year; the publications are mailed to approximately 1.0 million customers and targeted prospects.

Our website provides advanced product search features and downloadable product specification sheets for our current and prospective customers. Recent updates to our website include a redesign for search engine optimization, streamlined order entry and the unique ability to add an accredited calibration of test equipment to an order. The result of these efforts has increased traffic to our website more than three-fold over the past two years.

Competition.  The distribution product markets we serve are highly competitive. Competition for sales in distribution products is quite fragmented and ranges from large national distributors and manufacturers to small local distribution organizations. Key competitive factors typically include customer service and support, quality, turn around time, inventory availability, product brand name, and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly trained technical application specialists. To maintain our competitive position with respect to such products and services, we continually demonstrate our commitment to our customers by providing technical training for our employees in the areas described above.

Suppliers and Purchasing.  We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from more than 230 suppliers of brand name and private labeled equipment. In fiscal year 2008, our top 10 vendors accounted for approximately 73% of our aggregate business. Approximately 31% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we service.

We plan our product mix to best serve the anticipated needs of our customers whose individual purchases vary in size. We can usually ship our customers our top selling products the same day they are ordered. During fiscal year 2008, approximately 88% of orders for our top selling products were filled with inventory items already in stock.

Operations.  Our distribution operations take place within an approximate 27,000 square-foot facility located in Rochester, New York. This location serves as our corporate headquarters and also houses our customer service, sales and administrative functions as well as a calibration laboratory. Approximately 32,000 product orders are shipped from this facility annually with an average order size of approximately $1,500 per order in fiscal year 2008, $1,500 per order in our fiscal year ended March 31, 2007 (“fiscal year 2007”) and $1,400 per order in our fiscal year ended March 25, 2006 (“fiscal year 2006”).

Distribution.  We distribute our products throughout North America and internationally from our distribution center in Rochester, New York. We maintain appropriate inventory levels in order to satisfy anticipated customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock management information system. Our automated laser bar code scanning facilitates prompt and accurate order fulfillment and freight manifesting.

In addition to our direct end-user customers, we also sell products to resellers who then sell to end-users. Our sales to resellers are typically at a lower gross margin than sales to direct customers and therefore the percentage of reseller sales to total revenue in any given period can have an impact on our overall gross profit margin. During fiscal year 2008, approximately 14% of our product sales were to resellers compared with 16% in fiscal year 2007 and 14% in fiscal year 2006. We believe that these resellers have access, through their existing relationships, to end-user customers to whom we do not market directly.

Exclusivity Agreement.  Since fiscal year 2002, we have been the exclusive worldwide distributor of Altek and Transmation branded products. In exchange for exclusive distribution rights, we committed to purchase a minimum amount of Altek and Transmation products from Fluke. Our purchases for calendar year 2007, as in every calendar year since 2002, exceeded the commitment. By its terms, the exclusivity agreement terminated on December 31, 2007. Fluke has agreed to extend the exclusivity agreement through December 31, 2008 while we negotiate a new agreement beyond calendar year 2008. The minimum amount of purchases for calendar year 2008 is $4.0 million, which we believe will be achieved based on historical sales trends. In the event that Transcat fails to make the required purchases, it may lose its right to be the exclusive worldwide distributor.

Backlog.  Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.

Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders awaiting credit approval and orders required to be shipped at a future date.

At March 29, 2008, the value of our pending product shipments was approximately $1.4 million, compared with approximately $1.8 million and $1.4 million at the end of the fiscal years 2007 and 2006, respectively. At March 31, 2007, pending product shipments included a $0.4 million remaining balance on an order related to a single customer. At the request of the customer, this specific order was shipped over several months. During fiscal year 2008, the month-end level of pending product shipments varied between a low of $1.4 million and a high of $1.9 million. This normal variation is due primarily to seasonality, supplier delivery schedules and variations in customer ordering patterns.

The following graph shows the quarter end trend of pending product shipments and backorders for fiscal years 2007 and 2008.

CALIBRATION SERVICES SEGMENT

Summary.  Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some rigorously defined form. After the calibration has been completed, a decision is made, again based on rigorously defined parameters, on what is to be done to the unit to conform with the required standards or specifications. The decision may be to adjust, optimize or repair a unit; limit the use, range or rating of a unit; scrap the unit; or leave the unit as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements.

The billion-dollar commercial calibration services industry in the United States is extremely fragmented with companies ranging from nationally accredited organizations, such as Transcat, to non-accredited, sole proprietors as well as companies that perform their own calibrations in-house. Our typical customer contact is a technically knowledgeable individual, employed in a mid- to high level quality, engineering or manufacturing position.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to perform all calibrations in-house. Our strategy, within our calibration services segment, has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, in servicing our customers’ calibration needs in these highly technical disciplines, we have historically subcontracted to outside vendors, including those with unique or proprietary capabilities, 15% to 20% of the instruments we receive from customers for calibration. These vendor relationships have enabled us to continue our pursuit of having the broadest calibration offerings to these targeted markets.

Strategy.  We believe calibration sourcing decisions are based on quality, customer service, turn-around time, location, documentation, price, and a one-source solution. Our success with customers who value quality is based on the trust they have in the integrity of our people and processes.

Transcat’s calibration strategy encompasses two methods to manage a customer’s calibration and repair needs:

1)	If a company wishes to outsource its calibration needs, we offer an “Integrated Calibration Services Solution” that provides a complete wrap-around service:

•	Program management;
•	Calibration;
•	Logistics; and
•	Consultation services.

2)	If a company has an in-house calibration operation, we can provide:

•	Calibration of primary standards;
•	Overflow capability either on-site or at one of our Calibration Centers of Excellence during periods of high demand; and
•	Consultation and training services.

In either case, we strive to have the broadest accredited calibration offering to our targeted markets which includes certification of our technicians pursuant to the American Society for Quality (“ASQ”) standards, complete calibration management encompassing the entire metrology function, and access to our service offerings.

Overall, the calibration services market is aligned with our strategic focus on quality accreditations. We believe our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed below in the section entitled “Quality” below.

Our calibration services segment provides periodic calibration, 3-D metrology and repair services for our customers’ test and measurement instruments. We perform over 125,000 in-house calibrations annually. These are performed at our eleven Calibration Centers of Excellence or at the customer’s location. During fiscal year 2008, services completed by our Calibration Centers of Excellence, represented approximately 80% of our calibration services segment revenue while 18% of the revenue was derived from calibration services that were subcontracted to outside vendors. Our calibration services segment accounted for approximately 33% of our total fiscal year 2008 consolidated revenue.

The calibration services industry has its origins in the military. Approximately 60% of our calibration technicians and laboratory managers received metrology training in the military or have had calibration experience with the military prior to joining Transcat. In addition, 20% of our calibration technicians and laboratory managers have earned the Certified Calibration Technician designation issued by the ASQ.

Marketing and Sales.  Calibration improves an operation’s maximum productivity and efficiency by assuring accurate, reliable instruments and processes. Through our calibration services segment, we perform periodic calibrations on new and used instruments as well as repair services for our customers. All of our Calibration Centers of Excellence provide accredited calibration of common measurement parameters.

We utilize our Master Catalog, supplements, mailings, journal advertising, trade shows, and the Internet to market our calibration services to customers and prospective customers with a strategic focus in the highly regulated industries including life science, manufacturing, utility and process. Our quality process and standards are designed to meet the needs of companies that are highly regulated (e.g., the Food and Drug Administration), and/or have a strong commitment to quality and a comprehensive calibration program.

The approximate percentage of our calibration services business by industry segment for the periods indicated was as follows:

	FY 2008	FY 2007	FY 2006

Life Science	36%	35%	36%
Manufacturing	16%	16%	16%
Utility	6%	7%	7%
Process	21%	21%	23%
Other	21%	21%	18%

Total	100%	100%	100%

Competition.  The calibration outsource industry is highly fragmented and is composed of companies ranging in size from non-accredited, sole proprietors to internationally recognized and accredited corporations, such as Transcat, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that provide only basic measurements and service markets in which quality requirements may not be as demanding as the markets that we strategically target. Very few of these companies are structured to compete on the same scale and level of quality as us. There are also several competitors with whom we compete who have national or regional operations. Certain of these competitors may have greater resources than we have and some of them have accreditations that are similar to ours. We differentiate ourselves from our competitors by demonstrating our commitment to quality and by having a wide range of capabilities that are tailored to the markets we serve. Customers also see the value in using CalTrak-Online to monitor their instrument’s status. We are also fundamentally different from most of our competitors because we have the ability to bundle product, calibration and repair as a single source for our customers.

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

To ensure the quality and consistency of our calibrations for our customers, we have sought and achieved several international levels of quality and accreditation. Our calibration laboratories are ISO 9001:2000 registered through Underwriter’s Laboratories, which itself has international oversight from the ANSI-ASQ National Accreditation Board (“ANAB”). We believe our scope of accreditation to ISO/IEC 17025 to be the broadest for the industries we serve. The accreditation process also ensures that our calibrations are traceable to the National Institute of Standards and Technology (“NIST”) or the National Research Council (“NRC”) (these are the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our laboratory, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards. Our laboratories are accredited to ISO/IEC 17025 and ANSI/NCSL Z540-1-1994 using two of the four accrediting bodies (“AB’s”) in the United States that are signatories to the International Laboratory Accreditation Cooperation (“ILAC”). These two AB’s are: American Association for Laboratory Accreditation (“A2LA”) and National Voluntary Laboratory Accreditation Program (“NVLAP”). These AB’s provide an objective, third party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes.

The importance of this international oversight, ILAC, to our customers is the assurance that our documents will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.

To provide the widest range of service to our customers in our target markets, our ISO-17025 accreditations extend across many technical disciplines. The following table represents our capabilities for each Center of Excellence as of March 29, 2008 (A=Accredited; N=Non-accredited):

WORKING-LEVEL CAPABILITIES:

	Electrical Metrology Disciplines				Dimensional Metrology Disciplines
	Direct						Parts
	Current/	High					Inspection
	Alternating	Frequency/					(Geometric
	Current	Ultra	Radio				Dimensioning
	- Low	- High	Frequency/	Luminance/			& Tolerance/
	Frequency	Frequency	Microwave	Illuminance	Length	Optics	3-D Metrology)

Boston	A	A	A		A
Charlotte	A	A			A
Dayton	A	A			A	A
Ft. Wayne					A		A
Houston	A	A	A		A	N
Anaheim	A	A	A		A	N
Ottawa	A	A	A		A
Cherry Hill	A	A	A	A	A	A
Rochester(1)	A	A	A		A		N
San Juan	A	A			A
St. Louis	A	A			A

Physical Metrology Disciplines
		Particle		Gas	Relative	Mass	Pressure,
	Flow	Counters	Force	Analysis	Humidity	Weight	Vacuum

Boston			A		A	A	A
Charlotte			A	N	A	A	A
Dayton			A		A	A	A
Ft. Wayne
Houston			A			A	A
Anaheim			A		A	A	A
Ottawa			A		A	A	A
Cherry Hill	A		A	N	A	A	A
Rochester		N	A		A	A	A
San Juan			A		A	A	A
St. Louis			A		A	A	A

	Physical Metrology Disciplines (continued)				Life Sciences Disciplines
Revolutions
			Per Minute,	Vibration,	Chemical/
	Torque	Temperature	Speed	Acceleration	Biological

Boston	A	A	A		N
Charlotte	A	A	A		N
Dayton	A	A	A		N
Ft. Wayne
Houston	A	A	A		N
Anaheim	A	A	A		N
Ottawa	A	A	A
Cherry Hill	A	A	A	A	N
Rochester	A	A	A		N
San Juan		A	A
St. Louis		A	A		N

REFERENCE-LEVEL CAPABILITIES:

Pressure/
	Dimensional	Electrical	Humidity	Mass	Vacuum	Temperature
	Standards	Standards	Standards	Standards	Standards	Standards

Charlotte(2)	A		A
Dayton	A					A
Ft. Wayne	A
Houston		A			A
Cherry Hill			A	A	A	A
Rochester	N		A
San Juan			A

(1)	Our Rochester laboratory expects to be capable of performing accredited calibrations for GD&T/3-D Metrology applications and Dimensional Standards following an upcoming audit by A2LA.

(2)	Our Charlotte laboratory will be capable of performing accredited calibrations for Humidity pending the release of the most recent scope of accreditation by A2LA.

CalTrak®.  CalTrak® and CalTrak-Online are our proprietary metrology management systems that provide a comprehensive calibration quality program. Many of our customers have unique calibration service requirements to which we have tailored specific services. CalTrak-Online allows our customers to track calibration cycles via the Internet and provides the customer with a safe and secure off-site archive of calibration records that can be accessed 24 hours a day. Access to records data is managed through our secure password protected website. Calibration assets are tracked with records that are automatically cross-referenced to the equipment that was used to calibrate. CalTrak® has also been validated to meet the most stringent requirements within the industry.

CUSTOMER SERVICE AND SUPPORT

Our breadth of distribution products and calibration services along with our strong commitment to customer sales, service and support enable us to satisfy our customer needs through convenient selection and ordering, rapid, accurate, and complete order fulfillment and on-time delivery.

Key elements of our customer service approach are our technically trained field sales team, outbound sales team, inbound sales and customer service organization. Most customer orders are placed through our customer service organization which often provides technical assistance to our customers to facilitate the purchasing decision. To ensure the quality of service provided, we frequently monitor our customer service through customer surveys, interpersonal communication, and daily statistical reports.

Customers may place orders via:

•	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
•	Fax at 1-800-395-0543;
•	Telephone at 1-800-828-1470;
•	Email at sales@transcat.com; or
•	Our website at www.transcat.com.

INFORMATION REGARDING EXPORT SALES

Approximately 16% of our net revenue in each of fiscal years 2008 and 2006 and 17% in fiscal year 2007 resulted from sales to customers outside the United States. Of those sales in fiscal year 2008, 50% were denominated in U.S. dollars and the remaining 50% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See the section entitled “Foreign Currency” in Item 7A of Part II of this report for further details.

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

SEASONALITY

We believe that our line of business has certain historical seasonal factors. Our fiscal second quarter is generally weaker and our fiscal fourth quarter has historically been stronger due to typical industrial operating cycles.

ENVIRONMENTAL MATTERS

We believe that compliance with federal, state, or local provisions relating to the protection of the environment will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2008, we had 247 employees, compared with 228 and 238 employees at the end of fiscal years 2007 and 2006, respectively.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and certain key employees as of March 29, 2008:

Name	Age	Position

Charles P. Hadeed	58	Chief Executive Officer, President and Chief Operating Officer
John J. Zimmer	49	Vice President of Finance and Chief Financial Officer
John A. De Voldre	59	Vice President of Human Resources
Jay F. Woychick	51	Vice President of Marketing
John P. Hennessy	59	Vice President of Sales
Rainer Stellrecht	57	Vice President of Laboratory Operations
Lori L. Drescher	48	Vice President of Business Process Improvement and Training
Derek C. Hurlburt	39	Corporate Controller

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

General Economic Conditions May Have A Material Adverse Effect On Our Operating Results, Financial Condition, Or Our Ability To Meet Our Commitments.  The test and measurement instrument distribution industry is affected by changes in economic conditions, which are outside our control. Economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets may have a material adverse effect on our operating results, financial condition, or our ability to meet our commitments.

We Depend On Manufacturers To Supply Our Inventory And Rely On One Vendor Group To Supply A Significant Amount Of Our Inventory Purchases. If They Fail To Provide Desired Products To Us, Increase Prices, Or Fail To Timely Deliver Products, Our Revenue Could Suffer.  A significant amount of our inventory purchases are made from one vendor, Fluke. Our reliance on this vendor leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality. Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make available to us for distribution new products, our sales could suffer considerably. Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our business.

Our Future Success May Be Affected By Future Indebtedness.  Under our revolving credit facility, as of March 29, 2008, we owed $0.3 million to our secured creditor. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

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

We Expect That Our Quarterly Results Of Operations Will Fluctuate. Such Fluctuation Could Cause Our Stock Price To Decline.  A large portion of our expenses for calibration services, including expenses for facilities, equipment and personnel, are relatively fixed. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenues and operating results have fluctuated in the past and are likely to do so in the future. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline. Some of the factors that could cause our revenues and operating results to fluctuate include:

•	Fluctuations in industrial demand for products we sell and/or services we provide; and
•	Fluctuations in geographic conditions, including currency and other economic conditions.

Changes In Accounting Standards, Legal Requirements And The NASDAQ Stock Market Listing Standards, Or Our Ability To Comply With Any Existing Requirements Or Standards, Could Adversely Affect Our Operating Results.  Extensive reforms relating to public company financial reporting, corporate governance and ethics, the NASDAQ Stock Market listing standards and oversight of the accounting profession have been implemented over the past several years and continue to evolve. Compliance with the new rules, regulations and standards that have resulted from such reforms has increased our accounting and legal costs and has required significant management time and attention. In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergoes additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse affect on our results of operations. In addition, although we believe we are in full compliance with all such existing rules, regulations and standards, should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely effected and the market price of our common stock could decline.

The Distribution Products Industry Is Highly Competitive, And We May Not Be Able To Compete Successfully.  We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. Industry consolidation among product distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition could each adversely affect our business or results of operations. In the future, we may be unable to compete successfully and competitive pressures may reduce our sales.

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

Our Revenue Depends On Retaining Capable Sales Personnel As Well As Our Relationships With Key Customers, Vendors And Manufacturers Of The Products That We Distribute.  Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel who appreciate the value of our services as well as key customers, vendors and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business and results of operations may be adversely affected.

Our Future Success Is Substantially Dependent Upon Our Senior Management.  Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel, the inability of which could have an adverse affect on our business and results of operations.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following properties:

		Approximate
Property	Location	Square Footage

Corporate Headquarters, Product Distribution Center and Calibration Laboratory(1)	Rochester, NY	27,250
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Dayton, OH	9,000
Calibration Laboratory	Houston, TX	8,780
Calibration Laboratory	Anaheim, CA	4,000
Calibration Laboratory	Ottawa, ON	3,990
Calibration Laboratory	Cherry Hill, NJ	8,550
Calibration Laboratory	St. Louis, MO	4,000
Calibration Laboratory	Fort Wayne, IN	5,000
Calibration Laboratory	San Juan, PR	1,000

(1)	Subsequent to March 29, 2008, we entered into an agreement to extend the lease on our property in Rochester, NY, which includes an expansion of our facility by approximately 10,000 square feet.

We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended March 29, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “TRNS.” As of June 20, 2008, we had approximately 650 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table sets forth, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Capital Market for each quarterly period in fiscal years 2008 and 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2008:
High	$6.99	$8.09	$7.69	$7.49
Low	$4.81	$5.46	$3.78	$5.13
Fiscal Year 2007:
High	$5.52	$6.08	$5.71	$5.87
Low	$4.75	$4.95	$4.64	$4.90

DIVIDENDS

We have not declared any cash dividends since our inception and do not intend to pay any dividends for the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2008 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	FY 2008	FY 2007	FY 2006	FY 2005	FY 2004

Statements of Operations Data:
Net Revenues	$70,453	$66,473	$60,471	$55,307	$53,317
Cost of Products and Services Sold	51,912	49,860	45,372	41,415	39,919

Gross Profit	18,541	16,613	15,099	13,892	13,398
Operating Expenses	15,258	14,264	13,581	12,993	13,091
Gain on TPG Divestiture(1)	—	(1,544)	—	—	—

Operating Income	3,283	3,893	1,518	899	307
Interest Expense	101	334	427	350	434
Other Expense (Income), net	437	283	162	293	(288)

Income Before Income Taxes	2,745	3,276	929	256	161
Provision for (Benefit from) Income Taxes	382	1,217	(2,648)	—	(192)

Net Income	$2,363	$2,059	$3,577	$256	$353

Share Data:
Basic Earnings Per Share	$0.33	$0.30	$0.54	$0.04	$0.06
Basic Average Shares Outstanding	7,132	6,914	6,647	6,396	6,252
Diluted Earnings Per Share	$0.32	$0.28	$0.50	$0.04	$0.05
Diluted Average Shares Outstanding	7,272	7,335	7,176	6,966	6,808
Closing Price Per Share	$5.50	$5.25	$5.00	$3.80	$2.40

	As of or for the Fiscal Years Ended March
	29, 2008	31, 2007	25, 2006	26, 2005	27, 2004

Balance Sheets and Working Capital Data:
Inventory, net	$5,442	$4,336	$3,952	$5,952	$3,736
Property and Equipment, net	3,211	2,814	2,637	1,984	2,025
Goodwill	2,967	2,967	2,967	2,524	2,524
Total Assets	24,344	22,422	21,488	20,207	18,385
Depreciation and Amortization	1,761	1,622	1,401	1,486	1,299
Capital Expenditures	1,505	1,194	914	866	459
Revolving Line of Credit	302	2,900	3,252	5,498	6,441
Term Loan	—	—	1,020	1,778	668
Shareholders’ Equity	15,117	11,229	8,647	4,314	3,428

(1)	In fiscal year 2007, we recognized a previously deferred pre-tax gain of $1.5 million from the sale of TPG to Fluke. See Note 9 of the Consolidated Financial Statements for further information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECLASSIFICATION OF AMOUNTS

Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year. In addition, certain reclassifications of financial information for prior fiscal quarters have been made to conform to the presentation for the current fiscal quarters.

OVERVIEW

Operational Overview.  We are a leading distributor of professional grade test and measurement instruments and provider of nationally recognized and accredited calibration, 3-D metrology and repair services across a wide array of measurement disciplines.

We operate our business through two reportable business segments that offer different products and services to the same customer base. Those two segments are distribution products and calibration services.

In our Product segment, our Master Catalog is widely recognized by both original equipment manufacturers and customers as the ultimate source for test and measurement instruments. Additionally, because we specialize in test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value added technical assistance to our customers to assist them in determining what product best meets their particular application requirements.

Sales in our Product segment can be heavily impacted by changes in the economic environment. As industrial customers increase or curtail capital and discretionary spending, our product sales will typically be directly impacted. The majority of our products are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Year over year sales growth in any one quarter can be impacted by a number of factors including the addition of new product lines or channels of distribution.

Our strength in our Service segment is based upon our wide range of disciplines and our investment in the quality systems that are required in our targeted market segments. Our services range from the calibration and repair of a single unit to managing a customer’s entire calibration program. We believe our Service segment offers an opportunity for long term growth and the potential for continuing revenue from established customers with regular calibration cycles.

We evaluate revenue growth in both of our business segments against a four quarter trend analysis, and not by analyzing any single quarter.

Financial Overview.  In evaluating our results for fiscal year 2008, the following factors should be taken into account:

•	Fiscal year 2008 and fiscal year 2006 operating results include 52 weeks compared with 53 weeks for fiscal year 2007.

•	Fiscal year 2008 net income includes a $0.8 million reversal of a deferred tax asset valuation allowance. We reversed the allowance after an evaluation of the status of our foreign tax credits and the likelihood that these credits would be utilized prior to their expiration.

•	Fiscal year 2007 operating results included a $1.5 million pre-tax gain from the sale of Transmation Products Group (“TPG”), which had been deferred since fiscal 2002. Net of income taxes, the impact of this previously deferred gain on fiscal year 2007 net income was approximately $0.9 million.

Net revenue for fiscal year 2008 was $70.5 million, a 6.0% increase compared with revenue of $66.5 million for fiscal year 2007. Product segment sales increased 4.7% to $47.5 million, or 67.5% of total revenue, in fiscal year 2008. Approximately 85% of Product segment sales in fiscal year 2008 were sold directly to end-user customers while 14% were to resellers compared with 82% and 16%, respectively, in fiscal year 2007. During fiscal year 2008, we reduced promotional discounts to resellers in order to improve the gross margin of the Product segment. Domestic sales comprised approximately 77% of the total Product segment sales in fiscal year 2008, while 9% were to Canada and 11% were to other international markets.

Service segment revenue increased 8.8% to $22.9 million, or 32.5% of total net revenue, in year fiscal 2008. For fiscal year 2008, 80% of Service segment revenue was generated by our Calibration Centers of Excellence and 18% of Service segment revenue was generated through subcontracted outside vendors, while fiscal year 2007 Service segment revenue was 82% and 17%, respectively.

Gross margin for fiscal year 2008 was 26.3%, a 130 basis point improvement compared with gross margin of 25.0% in fiscal year 2007, and was primarily impacted by higher margins on lower product sales to resellers and the increase in incremental margin on Service segment revenue. Product segment gross margin was 27.8% in fiscal year 2008 compared with 26.4% in fiscal year 2007, while Service segment gross margin improved to 23.3% in fiscal year 2008 compared with 21.9% in fiscal year 2007.

Operating expenses were $15.3 million, or 21.7% of revenue, in fiscal year 2008 compared with $14.3 million, or 21.4% of revenue, in fiscal year 2007. Operating income was $3.3 million for fiscal year 2008 compared with $3.9 million in fiscal year 2007, which included the recognition of a previously deferred $1.5 million pre-tax gain on the sale of TPG.

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

Accounts Receivable.  Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenues and/or the historical rate of returns.

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

Property and Equipment, Depreciation, and Amortization.  Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment, and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	4 - 10

Property and equipment determined to have no value are written off at their then remaining net book value. We account for software costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 of our Consolidated Financial Statements for further information.

Goodwill.  We estimate the fair value of our reporting units in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. We test our goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of our reporting units on a fair value basis indicated that no impairment existed as of March 29, 2008, March 31, 2007 and March 25, 2006.

Catalog Costs.  We capitalize the cost of each Master Catalog mailed and amortize the cost over the respective catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million and $0.5 million as of March 29, 2008 and March 31, 2007, respectively.

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

Stock-Based Compensation.  In accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), we measure the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. We use the modified prospective application method to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 are valued at fair value and are recognized on a straight line basis over the service periods of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not have any stock-based compensation costs capitalized as part of an asset. We estimate forfeiture rates based on our historical experience.

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

Prior to fiscal year 2007, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method, which did not require that compensation cost be recognized for our stock awards provided the exercise price was equal to or greater than the common stock fair market value on the date of grant. Prior to fiscal year 2007, we provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method had been applied to its stock-based compensation. Our net income and net income per share for fiscal year 2006 would have been reduced if compensation cost related to stock awards had been recorded in the financial statements based on fair value at the grant dates.

See Note 7 of our Consolidated Financial Statements for further disclosure regarding our stock-based compensation.

Revenue Recognition.  Product sales are recorded when a product’s title and risk of loss transfers to the customer. We recognize the majority of our service revenue based upon when the calibration or repair activity is performed and then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. We generally invoice our customers for freight, shipping, and handling charges. Our prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related revenues are recorded based upon historical data.

Gain on TPG Divestiture.  During the fiscal year ended March 31, 2002, we sold TPG. As a result of certain post closing commitments, we deferred recognition of a $1.5 million pre-tax gain on the sale. During fiscal year 2007, we satisfied those commitments and consequently realized the gain as a component of operating income in our Consolidated Financial Statements. See Note 9 of our Consolidated Financial Statements for further discussion on the TPG Divestiture.

Off-Balance Sheet Arrangements.  We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations.

	FY 2008	FY 2007	FY 2006

Gross Profit Percentage:
Product Gross Profit	27.8%	26.4%	24.0%
Service Gross Profit	23.3%	21.9%	26.9%
Total Gross Profit	26.3%	25.0%	25.0%
As a Percentage of Total Revenue:
Product Sales	67.5%	68.3%	67.5%
Service Revenue	32.5%	31.7%	32.5%

Total Revenue	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.9%	13.2%	14.6%
Administrative Expenses	8.8%	8.2%	7.9%

Total Operating Expenses	21.7%	21.4%	22.5%

Gain on TPG Divestiture	—	2.3%	—

Operating Income	4.6%	5.8%	2.5%

Interest Expense	0.1%	0.5%	0.7%
Other Expense	0.6%	0.4%	0.3%

Total Other Expense	0.7%	0.9%	1.0%

Income Before Income Taxes	3.9%	4.9%	1.5%
Provision for (benefit from) Income Taxes	0.5%	1.8%	(4.4)%

Net Income	3.4%	3.1%	5.9%

FISCAL YEAR ENDED MARCH 29, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007 (dollars in thousands):

Revenue:

	For The Years Ended
	March 29,	March 31,
	2008	2007

Net Revenue:
Product	$47,539	$45,411
Service	22,914	21,062

Total	$70,453	$66,473

Net revenue increased $4.0 million, or 6.0%, from fiscal year 2007 to fiscal year 2008.

Our distribution products net sales accounted for 67.5% of our total net revenue in fiscal year 2008 and 68.3% of our total net revenue in fiscal year 2007. On an annual basis, product net sales increased 4.7% despite having 52 weeks in fiscal year 2008 compared to 53 weeks in fiscal year 2007. This reduction of one fiscal week, which occurred in our fiscal fourth quarter, was the key driver of the 2.4% decrease in sales from our fiscal 2007 fourth quarter to our fiscal 2008 fourth quarter. Our fiscal years 2008 and 2007 product sales in relation to prior fiscal year quarter comparisons, is as follows:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Product Sales (Decline) Growth	(2.4)%	5.8%	13.6%	3.7%	20.7%	6.9%	5.0%	12.3%

(1)	The fourth quarter of fiscal year 2007 was a 14-week period. All other quarters are 13-week periods.

Despite the decrease in distribution product net sales from our fiscal 2007 fourth quarter to our fiscal 2008 fourth quarter, our distribution product net sales volume per business day increased 5.3% for the same time period and 7.2% on an annual basis. Our product sales per business day for each fiscal quarter during fiscal years 2008 and 2007, is as follows:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$197	$213	$178	$171	$187	$195	$159	$165

Overall product sales from fiscal year 2007 to fiscal year 2008 reflect an 8.0% year-over-year growth in our direct distribution channel. This growth was a result of a combination of increased prices, new product introductions by strategic suppliers, increased customer response to our sales and marketing efforts and growing sales through our website. Our direct distribution channel gross profit percentage increased 0.5 points as a result of reduced discounting. For the same time period, our reseller channel experienced a 10.4% increase in gross profit despite a sales decrease of 11.9%. Sales within this channel are driven by volume-based pricing for each reseller. During fiscal year 2008, we adjusted our channel pricing structure, which generated a 3.5 point increase in gross profit percentage for our resellers and a 2.6 point decline in reseller sales as a percent of total product sales. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels:

	FY 2008		FY 2007
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(1)	Net Sales	Profit %(1)
Direct	84.8%	26.2%	82.2%	25.7%
Reseller	13.7%	17.0%	16.3%	13.5%
Freight Billed to Customers	1.5%		1.5%

Total	100.0%		100.0%

(1)	Calculated at net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for fiscal year 2008 decreased by approximately $0.4 million, or 21.8% from fiscal year 2007. Fiscal year 2007 year-end backorders included a $0.4 million remaining balance on a single large product order that was placed by a customer during our fiscal 2007 second quarter, but was shipped across multiple months based on an agreed upon delivery schedule with that customer. The following table reflects the percentage of total pending product shipments that are backorders at the end of each fiscal quarter and our historical trend of total pending product shipments:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,419	$1,411	$1,689	$1,678	$1,814	$2,100	$2,125	$1,404
% of Pending Product Shipments that are Backorders	81.5%	78.1%	74.1%	81.0%	89.5%	92.2%	89.7%	80.2%

Calibration services revenue, which accounted for 32.5% of our revenue in fiscal year 2008 and 31.7% of our revenue in fiscal year 2007, increased 8.8% from fiscal year 2007 to fiscal year 2008. We believe changes made in our sales structure implemented in late fiscal year 2007 and progressing throughout fiscal year 2008, for both existing account management and new customer acquisition, helped drive this growth. In addition, within any year, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on instruments and repair services, customer capital expenditures and customer outsourcing decisions. Our fiscal years 2008 and 2007 calibration service revenue in relation to prior fiscal year quarter comparisons, are as follows:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Service Revenue Growth	10.6%	9.9%	8.6%	5.6%	11.2%	4.5%	5.8%	6.5%

(1)	The fourth quarter of fiscal year 2007 was a 14-week period. All other quarters are 13-week periods.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to perform all calibrations in-house. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, in servicing our customers’ calibration needs, we have historically subcontracted to outside vendors, including those with unique or proprietary capabilities, 15% to 20% of the instruments we receive from customers for calibration. The following table provides Service segment revenue and the percent of Service segment revenue for fiscal years 2008 and 2007:

	FY 2008		FY 2007
	Service	% of Service	Service	% of Service
	Segment	Segment	Segment	Segment
	Revenue	Revenue	Revenue	Revenue
Depot	$14,384	62.8%	$13,393	63.6%
On-site	3,852	16.8%	3,598	17.1%
Outsourced	4,078	17.8%	3,536	16.8%
Freight Billed to Customers	600	2.6%	535	2.5%

Total	$22,914	100.0%	$21,062	100.0%

Gross Profit:

	For the Years Ended
	March 29,	March 31,
	2008	2007

Gross Profit:
Product	$13,205	$11,992
Service	5,336	4,621

Total	$18,541	$16,613

Gross profit, as a percent of net revenue, increased from 25.0% in fiscal year 2007 to 26.3% in fiscal year 2008.

Distribution products gross profit increased $1.2 million, or 10.1%, from fiscal year 2007 to fiscal year 2008, primarily because of a 4.7% increase in net sales. As a percent of net revenue, product gross profit increased 140 basis points from fiscal year 2007 to fiscal year 2008. This is primarily attributable to an increased mix of sales through more profitable sales channels, improved pricing programs, and over $0.2 million more in cooperative advertising income received in fiscal year 2008 as compared to fiscal year 2007.

Our product gross profit may be influenced by a number of factors that can impact quarterly comparisons. Among those factors are sales to our reseller channel which have lower margins than our direct customer base, periodic rebates on purchases, and cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our product gross profit as a percent of net revenues:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit%(1)	24.1%	25.1%	25.8%	24.6%	24.4%	24.0%	23.7%	22.4%
Other Income%(2)	3.0%	3.0%	2.1%	3.4%	2.8%	3.4%	1.2%	3.3%

Product Gross Profit%	27.1%	28.1%	27.9%	28.0%	27.2%	27.4%	24.9%	25.7%

(1)	Calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Calibration services gross profit increased $0.7 million, or 15.5%, from fiscal year 2007 to fiscal year 2008. During fiscal year 2008, our service revenue grew at a faster rate than our service expenses, thus leveraging investments made in our calibration capabilities in previous years. As a percent of net revenue, calibration services gross profit increased 140 basis points from fiscal year 2007 to fiscal year 2008, due to the aforementioned leverage gained from prior investments in calibration services capacity. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Service Gross Profit Dollar Growth	32.5%	14.0%	5.0%	3.8%	(5.8)%	(12.3)%	(17.2)%	(16.6)%

(1)	The fourth quarter of fiscal year 2007 was a 14-week period. All other quarters are 13-week periods.

Operating Expenses:

	For the Years Ended
	March 29,	March 31,
	2008	2007

Operating Expenses:
Selling, Marketing and Warehouse	$9,056	$8,790
Administrative	6,202	5,474

Total	$15,258	$14,264

Operating expenses increased $1.0 million, or 7.0%, from fiscal year 2007 to fiscal year 2008. Selling, marketing and warehouse expenses increased $0.3 million, but decreased as a percentage of net revenue from 13.2% in fiscal year 2007 to 12.9% in fiscal year 2008. This was primarily driven by increased expenses associated with print marketing initiatives and our website, partially offset by reductions due to changes made within our sales organization. Administrative expenses increased $0.7 million from fiscal year 2007 to fiscal year 2008 and increased as a percent of net revenue from 8.2% in fiscal year 2007 to 8.8% in fiscal year 2008. This was due primarily to increases in stock-based compensation expense resulting from an increase in the per share value of awards granted, professional fees and employee-related expenses.

Gain on TPG Divestiture:

	For Years Ended
	March 29,	March 31,
	2008	2007

Gain on TPG Divestiture	$—	$1,544

The one-time gain in fiscal year 2007 represents the recognition of a previously deferred gain on the sale of TPG. Although the sale of TPG occurred in fiscal year 2002, we were precluded from recognizing the gain at that time because we had entered into a distribution agreement in connection with the transaction that required us to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, our purchases exceeded the required amount for 2006, as they had in each of the prior four years, which fulfilled our contractual purchase obligations under the distribution agreement and triggered the recognition of the gain in the third quarter of fiscal year 2007.

Other Expense:

	For the Years Ended
	March 29,	March 31,
	2008	2007

Other Expense:
Interest Expense	$101	$334
Other Expense, net	437	283

Total	$538	$617

Interest expense decreased $0.2 million from fiscal year 2007 to fiscal year 2008 due to declining debt balances. Other expense increased $0.2 million from fiscal year 2007 to fiscal year 2008, primarily due to an increase in foreign currency losses resulting from a decline in the U.S. dollar compared with the Canadian dollar in fiscal year 2008.

Taxes:

	For the Years Ended
	March 29,	March 31,
	2008	2007

Provision for Income Taxes	$382	$1,217

In fiscal year 2008, we recognized a $0.4 million provision for income taxes, compared with a $1.2 million provision in fiscal year 2007. Fiscal year 2008 included a $0.8 million benefit from a reduction in our deferred tax asset valuation allowance relating to our U.S. foreign tax credit carryforwards, and fiscal year 2007 included a $0.6 million provision for income tax relating to the recognition of a previously deferred gain on the sale of TPG.

FISCAL YEAR ENDED MARCH 31, 2007 COMPARED TO FISCAL YEAR ENDED MARCH 25, 2006 (dollars in thousands):

Revenue:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Net Revenue:
Product	$45,411	$40,814
Service	21,062	19,657

Total	$66,473	$60,471

Total net revenue increased $6.0 million, or 9.9%, from fiscal year 2006 to fiscal year 2007.

Our distribution products net sales growth, which accounted for 68.3% of our total net revenue in fiscal year 2007 and 67.5% of our total net revenue in fiscal year 2006, reflects customer response to our sales and marketing activities and an additional week’s worth of shipments. Our fiscal years 2007 and 2006 product sales in relation to prior fiscal year quarter comparisons, is as follows:

	FY 2007				FY 2006
	Q4(1)	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	20.7%	6.9%	5.0%	12.3%	4.6%	16.7%	13.3%	5.9%

(1)	The fourth quarter of fiscal year 2007 was a 14-week period. All other quarters are 13-week periods.

We experienced distribution products net sales growth in both our direct and reseller channels in fiscal year 2007 compared with fiscal year 2006. The growth in our reseller channel, primarily from high-volume electrical and instrumentation wholesalers, caused a shift in our mix by distribution channel. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels:

	FY 2007		FY 2006
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(1)	Net Sales	Profit %(1)
Direct	82.2%	25.7%	84.9%	24.7%
Reseller	16.3%	13.5%	13.6%	13.5%
Freight Billed to Customers	1.5%		1.5%

Total	100.0%		100.0%

(1)	Calculated at net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for fiscal year 2007 increased by approximately $0.4 million, or 27.7%, from fiscal year 2006. This was mainly the result of a single, large product order that was placed by a customer during our fiscal 2007 second quarter, but was shipped across multiple months based on an agreed upon delivery schedule with that customer. As of March 31, 2007, the remaining balance to be shipped on this order was $0.4 million. The following table reflects the percentage of total pending product shipments that are backorders at the end of each fiscal quarter and our historical trend of total pending product shipments:

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,814	$2,100	$2,125	$1,404	$1,420	$1,307	$1,492	$1,329
% of Pending Product Shipments that are Backorders	89.5%	92.2%	89.7%	80.2%	88.9%	87.8%	72.1%	78.8%

Calibration services revenue increased $1.4 million, or 7.1%, from fiscal year 2006 to fiscal year 2007. This increase is primarily attributable to incremental revenue as a result of our acquisition of NWCI during the fourth quarter of fiscal year 2006, increased order volume and an additional week in the fourth quarter of fiscal year 2007. In addition, within any year, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on instruments and repair services, customer capital expenditures and customer outsourcing decisions. Our fiscal years 2007 and 2006 calibration services revenue in relation to prior fiscal year quarter comparisons, is as follows:

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	11.2%	4.5%	5.8%	6.5%	0.7%	13.1%	12.6%	7.4%

Gross Profit:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Gross Profit:
Product	$11,992	$9,812
Service	4,621	5,287

Total	$16,613	$15,099

Gross profit, as a percent of total net revenue, was 25.0% in both fiscal years 2006 and 2007.

Product gross profit increased $2.2 million from fiscal year 2006 to fiscal year 2007, primarily attributable to the 11.3% increase in product net sales. As a percent of net sales, product gross profit increased 2.4 points from fiscal year 2006 to fiscal year 2007. This percentage increase was primarily the result of $0.7 million in additional vendor rebates and $0.2 million in additional cooperative advertising received from suppliers during fiscal year 2007 compared to fiscal year 2006.

Our product gross profit can be influenced by a number of factors that can impact quarterly comparisons. Among those factors are sales to our reseller channel which have lower margins than our direct customer base, periodic rebates on purchases, and cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our product gross profit as a percent of net sales:

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit%(1)	24.4%	24.0%	23.7%	22.4%	23.0%	23.6%	23.0%	22.9%
Other Income%(2)	2.8%	3.4%	1.2%	3.3%	0.1%	0.7%	1.7%	1.2%

Product Gross Profit%	27.2%	27.4%	24.9%	25.7%	23.1%	24.3%	24.7%	24.1%

(1)	Calculated at net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Calibration services gross profit decreased $0.7 million from fiscal year 2006 to fiscal year 2007. During fiscal year 2007, our continued investment in our calibration capabilities grew at a faster rate than our calibration service revenue. As a percent of net revenue, calibration services gross profit decreased 5.0 points from fiscal year 2006 to fiscal year 2007, primarily due to investment in calibration services capacity including people, equipment and space. The following table reflects the quarterly historical trend of our calibration services gross profit as a percent of net revenue:

	FY 2007				FY 2006
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit%	24.5%	18.8%	21.3%	22.5%	28.9%	22.4%	27.3%	28.8%

Operating Expenses:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Operating Expenses:
Selling, Marketing and Warehouse	$8,790	$8,802
Administrative	5,474	4,779

Total	$14,264	$13,581

Operating expenses increased $0.7 million, or 5.0%, from fiscal year 2006 to fiscal year 2007. Selling, marketing and warehouse expenses were consistent from fiscal year 2006 to fiscal year 2007. Administrative expenses increased $0.7 million from fiscal year 2006 to fiscal year 2007 and increased as a percent of total net revenue from 7.9% in fiscal year 2006 to 8.2% in fiscal year 2007. Administrative expenses included $0.2 million in stock expense associated with our adoption of SFAS 123R in fiscal year 2007, which contributed to this increase. The balance of the increase was primarily due to employee-related expenses and benefits.

Gain on TPG Divestiture:

	For Years Ended
	March 31,	March 25,
	2007	2006

Gain on TPG Divestiture	$1,544	$—

This one-time gain represents the recognition of a previously deferred gain on the sale of TPG to Fluke. Although the sale of TPG occurred in fiscal year 2002, we were precluded from recognizing the gain at that time because we had entered into a distribution agreement with Fluke in connection with the transaction that required us to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, our purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled our contractual purchase obligations under the distribution agreement and triggered the recognition of the gain in the fiscal year 2007 third quarter.

Other Expense:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Other Expense:
Interest Expense	$334	$427
Other Expense, net	283	162

Total	$617	$589

Interest expense decreased $0.1 million from fiscal year 2006 to fiscal year 2007 due to declining debt balances during fiscal year 2007. Other expense increased $0.1 million from fiscal year 2006 to fiscal year 2007, primarily attributable to expenses incurred in connection with our debt refinancing which occurred in the fiscal year 2007 third quarter.

Taxes:

	For the Years Ended
	March 31,	March 25,
	2007	2006

Provision for (Benefit from) Income Taxes	$1,217	$(2,648)

In fiscal year 2007, we recognized a $1.2 million provision for income taxes of which approximately $0.6 million relates to taxes associated with the gain on the sale of TPG. In the fiscal year 2006 fourth quarter, we reversed a significant portion, $2.7 million, of our deferred tax valuation reserve as a result of our income before taxes over the previous four years and our expectation that our future performance will result in sustained profitability and taxable income.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 29,	March 31,
	2008	2007

Cash Provided by (Used in):
Operating Activities	$3,593	$2,645
Investing Activities	(1,505)	(1,194)
Financing Activities	(2,246)	(1,210)

Operating Activities:  Comparing fiscal year 2008 with fiscal year 2007, we experienced an approximate $0.9 million increase in net cash provided by operating activities. Significant working capital fluctuations were as follows:

•	Inventories/Accounts Payable: We used $1.0 million in cash to increase inventory in fiscal year 2008, compared to the $0.4 million used in fiscal year 2007, primarily due to our strategic initiative to increase the immediate availability of new products recently introduced by our suppliers.

An increase in Accounts Payable in fiscal year 2008 provided $0.6 million in cash compared with $1.1 million in cash provided in fiscal year 2007. In general, our accounts payable balance increases or decreases as a result of the timing of vendor payments for inventory receipts. The increase in both inventory and accounts payable from March 31, 2007 to March 29, 2008 resulted in a relatively consistent payables to inventory ratio, as the following table illustrates:

	March 29,	March 31,
	2008	2007

Accounts Payable	$5,947	$5,307
Inventory, net	$5,442	$4,336
Accounts Payable/Inventory Ratio	1.1	1.2

•	Receivables: Our receivables increased $0.5 million in fiscal year 2008 compared with fiscal year 2007. The increase in receivables is consistent with our increase in total revenue.

As the following table illustrates, our days sales outstanding was consistent from fiscal year 2007 to fiscal year 2008:

	March 29,	March 31,
	2008	2007

Net Sales, for the last two fiscal months	$14,557	$14,587
Accounts Receivable, net	$9,346	$8,846
Days Sales Outstanding	39	39

Investing Activities:  The $1.5 million of cash used in investing activities in fiscal year 2008 was primarily used for: the expansion of our calibration capabilities, including the expansion of our laboratory in Rochester, New York and equipment for our new laboratory in Anaheim, California, and for the replacement of laboratory equipment. The $1.2 million of cash used in investing activities in fiscal year 2007 resulted from expenditures for our calibration laboratories, but also included $0.2 million in improvements to our website.

Financing Activities:  During fiscal year 2008, we used $2.6 million of cash from operations to decrease our overall debt. This use of cash was offset by $0.4 million of cash generated primarily from the issuance of common stock through the exercise of stock options and warrants. The $1.2 million of cash used in financing activities in fiscal year 2007 primarily resulted from decreasing our overall debt. We were able to reduce our overall debt by $1.4 million from cash provided by operating activities. This $1.4 million use of cash was offset by $0.2 million of cash received primarily from the exercise of employee stock options.

Contractual Obligations and Commercial Commitments.  The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements (in millions):

	Payments Due by Period
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Revolving Line of Credit(1)	$—	$0.3	$—	$—	$0.3
Operating Leases(2)	0.7	1.7	1.5	1.5	5.4

Total Contractual Cash Obligations	$0.7	$2.0	$1.5	$1.5	$5.7

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes interest portion of the debt obligation.

(2)	Subsequent to March 29, 2008, we entered into an agreement to extend the lease on our property in Rochester, NY. This amount reflects the additional commitment totaling $3.4 million over 10 years.

Effect of Recently Issued Accounting Standards.

SFAS 141R:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R is to be applied prospectively to business combinations beginning in our fiscal year ending March 27, 2010.

SFAS 157:  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, our fiscal year ending March 28, 2009. In February 2008, the FASB issued Financial Statement of Position No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our Consolidated Financial Statements.

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This statement applies to the accounting for noncontrolling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 becomes effective for us in the fiscal year ending March 27, 2010. Since we do not currently have any noncontrolling interests, the adoption of this statement is not expected to have an impact on our Consolidated Financial Statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of adopting SFAS 161 on our Consolidated Financial Statements.

OUTLOOK

Our efforts to build our calibration services business and expand our margins have begun to show results. We expect that as we continue to drive execution of our sales and marketing strategy we should see continued revenue growth and expansion of our profit margins on a year-over-year basis. We anticipate mid- to upper- single digit growth of our Product segment sales in the fiscal year ending March 28, 2009 (“fiscal year 2009”), which is reliant on successful new product introductions by our suppliers, while we expect Service segment sales will grow by 10% to 12%. As a result of the leverage gained on incremental revenue from calibration services, we expect operating income to grow at a faster rate than revenue.

Our goal is to be the recognized leader in providing premium test and measurement instruments and quality calibration and related services to the life science, manufacturing, utility and process industries. As these industries continue to require increased quality and control in their processes, we believe that the value and convenience we provide, our product application assistance and our exacting calibration standards will enable us to capture greater market share.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On March 29, 2008 and March 31, 2007, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

Under our existing credit facility described in Note 3 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility and the London Interbank Offered Rate (“LIBOR”). As of March 29, 2008, the base rate and the LIBOR rate were 5.3% and 2.7%, respectively. Our interest rate for fiscal year 2008 ranged from 3.2% to 7.6%.

FOREIGN CURRENCY

Approximately 90% of our net revenues for fiscal years 2008 and 2007 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our net revenues by approximately 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

During the first half of fiscal year 2008, we incurred foreign exchange losses of $0.3 million due to the decrease in value of the United States dollar compared to the Canadian dollar. During the third and fourth quarters of fiscal year 2008, we entered into foreign exchange forward contracts to reduce any further risk that our earnings would be adversely affected by changes in currency exchange rates. The contracts were accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We did not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled $0.2 million, was recognized in current earnings as a component of other expense in our Consolidated Statements of Operations. The change in the fair value of the contracts was offset by the change in fair value on the underlying intercompany assets and liabilities being hedged. On March 29, 2008 and March 31, 2007, there were no hedging arrangements outstanding. We do not use hedging arrangements for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries as of March 29, 2008 and March 31, 2007 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 29, 2008. We have also audited the schedule listed in the accompanying index for each of the three years in the period ended March 29, 2008. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 29, 2008 and March 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 2008, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the consolidated financial statements, effective March 26, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 23, 2008

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 29,	March 31,	March 25,
	2008	2007	2006

Product Sales	$47,539	$45,411	$40,814
Service Revenue	22,914	21,062	19,657

Net Revenue	70,453	66,473	60,471

Cost of Products Sold	34,334	33,419	31,002
Cost of Services Sold	17,578	16,441	14,370

Total Cost of Products and Services Sold	51,912	49,860	45,372

Gross Profit	18,541	16,613	15,099

Selling, Marketing and Warehouse Expenses	9,056	8,790	8,802
Administrative Expenses	6,202	5,474	4,779

Total Operating Expenses	15,258	14,264	13,581

Gain on TPG Divestiture	—	1,544	—

Operating Income	3,283	3,893	1,518

Interest Expense	101	334	427
Other Expense, net	437	283	162

Total Other Expense	538	617	589

Income Before Income Taxes	2,745	3,276	929
Provision for (Benefit from) Income Taxes	382	1,217	(2,648)

Net Income	2,363	2,059	3,577
Other Comprehensive Income (Loss)	393	(138)	85

Comprehensive Income	$2,756	$1,921	$3,662

Basic Earnings Per Share	$0.33	$0.30	$0.54
Average Shares Outstanding	7,132	6,914	6,647
Diluted Earnings Per Share	$0.32	$0.28	$0.50
Average Shares Outstanding	7,272	7,335	7,176

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 29,	March 31,
	2008	2007

ASSETS
Current Assets:
Cash	$208	$357
Accounts Receivable, less allowance for doubtful accounts of $56 and $47 as of March 29, 2008 and March 31, 2007, respectively	9,346	8,846
Other Receivables	370	352
Inventory, net	5,442	4,336
Prepaid Expenses and Other Current Assets	773	762
Deferred Tax Asset	248	851

Total Current Assets	16,387	15,504
Property and Equipment, net	3,211	2,814
Goodwill	2,967	2,967
Deferred Tax Asset	1,435	791
Other Assets	344	346

Total Assets	$24,344	$22,422

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,947	$5,307
Accrued Compensation and Other Liabilities	2,489	2,578
Income Taxes Payable	62	42

Total Current Liabilities	8,498	7,927
Long-Term Debt	302	2,900
Other Liabilities	427	366

Total Liabilities	9,227	11,193

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,446,223 and 7,286,119 shares issued as of March 29, 2008 and March 31, 2007, respectively; 7,170,441 and 7,010,337 shares outstanding as of March 29, 2008 and March 31, 2007, respectively	3,723	3,643
Capital in Excess of Par Value	6,649	5,268
Warrants	—	329
Accumulated Other Comprehensive Income	436	43
Retained Earnings	5,297	2,934
Less: Treasury Stock, at cost, 275,782 shares as of March 29, 2008 and March 31, 2007	(988)	(988)

Total Shareholders’ Equity	15,117	11,229

Total Liabilities and Shareholders’ Equity	$24,344	$22,422

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 29,	March 31,	March 25,
	2008	2007	2006

Cash Flows from Operating Activities:
Net Income	$2,363	$2,059	$3,577
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	40	1,118	(2,662)
Depreciation and Amortization	1,761	1,622	1,401
Provision for Accounts Receivable and Inventory Reserves	(23)	120	45
Stock-Based Compensation Expense	780	443	124
Gain on TPG Divestiture	—	(1,544)	—
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(186)	(1,270)	499
Inventory	(1,039)	(421)	1,994
Prepaid Expenses and Other Assets	(662)	(547)	(592)
Accounts Payable	640	1,088	(325)
Accrued Compensation and Other Liabilities	(15)	37	372
Income Taxes Payable	(66)	(60)	2

Net Cash Provided by Operating Activities	3,593	2,645	4,435

Cash Flows from Investing Activities:
Capital Expenditures	(1,505)	(1,194)	(914)
Purchase of N.W. Calibration Inspection, Inc.	—	—	(863)

Net Cash Used in Investing Activities	(1,505)	(1,194)	(1,777)

Cash Flows from Financing Activities:
Chase Revolving Line of Credit, net	(2,598)	2,900	—
GMAC Revolving Line of Credit, net	—	(3,252)	(2,246)
Payments on Other Debt Obligations	—	(1,076)	(824)
Issuance of Common Stock	266	218	416
Excess Tax Benefits Related to Stock-Based Compensation	86	—	—

Net Cash Used in Financing Activities	(2,246)	(1,210)	(2,654)

Effect of Exchange Rate Changes on Cash	9	1	5

Net (Decrease) Increase in Cash	(149)	242	9
Cash at Beginning of Period	357	115	106

Cash at End of Period	$208	$357	$115

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$114	$347	$372
Income Taxes, net	$253	$158	$21
Supplemental Disclosure of Non-Cash Financing Activity:
Treasury Stock Acquired in Cashless Exercise of Stock Options	$—	$100	$50
Expiration of Warrants from Debt Retirement	$329	$—	$101
Stock Issued in Connection with Business Acquisition	$—	$—	$100

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Capital
	Common Stock		In			Accumulated		Treasury Stock
	Issued		Excess			Other	Retained	Outstanding
	$0.50 Par Value		of Par		Unearned	Comprehensive	Earnings	at Cost
	Shares	Amount	Value	Warrants	Compensation	Income	(Deficit)	Shares	Amount	Total

Balance as of March 26, 2005	6,700	$3,350	$3,995	$430	$(17)	$96	$(2,702)	247	$(838)	$4,314
Issuance of Common Stock	314	157	474					10	(50)	581
Restricted Stock:
Issuance of Restricted Stock	34	17	71		(44)					44
Amortization of Unearned Compensation					46					46
Expired Warrants			101	(101)						—
Comprehensive Income:
Currency Translation Adjustment						85				85
Net Income							3,577			3,577

Balance as of March 25, 2006	7,048	$3,524	$4,641	$329	$(15)	$181	$875	257	$(888)	$8,647
Issuance of Common Stock	218	109	209					19	(100)	218
Reversal of Unearned Compensation Upon Adoption of SFAS 123R			(15)		15					—
Stock-Based Compensation			337							337
Restricted Stock	20	10	96							106
Comprehensive Income:
Currency Translation Adjustment						23				23
Unrecognized Prior Service Cost, net of tax						(161)				(161)
Net Income							2,059			2,059

Balance as of March 31, 2007	7,286	$3,643	$5,268	$329	$—	$43	$2,934	276	$(988)	$11,229
Issuance of Common Stock	130	65	201							266
Stock-Based Compensation			608							608
Excess Tax Benefit from Stock- Based Compensation			86							86
Restricted Stock	30	15	157							172
Expired Warrants			329	(329)						—
Comprehensive Income:
Currency Translation Adjustment						385				385
Unrecognized Prior Service Cost, net of tax						8				8
Net Income							2,363			2,363

Balance as of March 31, 2007	7,446	$3,723	$6,649	$—	$—	$436	$5,297	276	$(988)	$15,117

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1 —	GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or “the Company”) is a leading distributor of professional grade test and measurement instruments and a provider of calibration, 3-D metrology and repair services to the life science, manufacturing, utility and process industries.

Principles of Consolidation:  The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly owned subsidiaries, Transmation (Canada) Inc. and metersandinstruments.com, Inc. (“M&I”). All significant intercompany balances and transactions have been eliminated in consolidation.

During the fiscal year ended March 29, 2008 (“fiscal year 2008”), the Company completed its dissolution and liquidation of M&I. Accordingly, the accounts of M&I have been absorbed by the Company. Since the subsidiary was inactive, the dissolution had no effect on the Consolidated Financial Statements.

Use of Estimates:  The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of fixed assets, estimated lives of major catalogs, and deferred tax asset valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year:  Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2008 consisted of 52 weeks, the fiscal year ended March 31, 2007 (“fiscal year 2007”) consisted of 53 weeks and the fiscal year ended March 25, 2006 (“fiscal year 2006”) consisted of 52 weeks.

Accounts Receivable:  Accounts receivable represent receivables from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable. Transcat applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenues and/or the historical rate of returns.

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

Property and Equipment, Depreciation and Amortization:  Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	4 - 10

Property and equipment determined to have no value are written off at their then remaining net book value. Transcat accounts for software costs in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 below for further information on property and equipment.

Goodwill:  Transcat estimates the fair value of the Company’s reporting units in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, using the fair market value measurement requirement, rather than the undiscounted cash flows approach. The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of the Company’s reporting units on a fair value basis indicated that no impairment existed as of March 29, 2008, March 31, 2007 and March 25, 2006.

Catalog Costs:  Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million and $0.5 million as of March 29, 2008 and March 31, 2007, respectively.

Deferred Taxes:  Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized, in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires an assessment of both positive and negative evidence when measuring the need for a deferred tax valuation allowance. See Note 4 below for further discussion of SFAS 109.

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

Stock-Based Compensation:  In accordance with SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), the Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company uses the modified prospective application method to record compensation cost related to unvested stock awards as of March 25, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after March 25, 2006 are valued at fair value and are recognized on a straight line basis over the service periods of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not have any stock-based compensation costs capitalized as part of an asset. The Company estimates forfeiture rates based on its historical experience.

The estimated fair value of the awards granted was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of awards granted of $4.59 per share in fiscal year 2008, $4.04 per share in fiscal year 2007 and $3.52 per share in fiscal year 2006.

The following are the weighted average assumptions used in the Black-Scholes model:

	FY 2008	FY 2007	FY 2006

Expected life	6 years	6 years	10 years
Annualized volatility rate	68.3%	79.7%	76.3%
Risk-free rate of return	4.5%	4.7%	4.3%
Dividend rate	0.0%	0.0%	0.0%

The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of return for periods within the contractual life of the award is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”) which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.

In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”), which was effective January 1, 2008. SAB 110 expresses the views of the Staff of the SEC regarding extending the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R.

Prior to fiscal year 2007, the Company accounted for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was equal to or greater than the common stock fair market value on the date of grant. Prior to fiscal year 2007, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, as if the fair value method had been applied to its stock-based compensation. The Company’s net income and net income per share for fiscal year 2006 would have been reduced if compensation cost related to stock awards had been recorded in the financial statements based on fair value at the grant dates.

Pro forma net income for the year ended March 25, 2006, as if the fair value based method had been applied to all stock awards, is as follows:

Net Income, as reported	$3,577
Add: Stock-based compensation expense included in reported net income, net of related tax effects	122
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(317)

Pro Forma Net Income	$3,382

Earnings Per Share:
Basic - as reported	$0.54
Basic - pro forma	$0.51
Average Shares Outstanding	6,647
Diluted - as reported	$0.50
Diluted - pro forma	$0.47
Average Shares Outstanding	7,176

Revenue Recognition:  Product sales are recorded when a product’s title and risk of loss transfers to the customer. The Company recognizes the majority of its service revenue based upon when the calibration or repair activity is performed and then shipped and/or delivered to the customer. Some of the service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals. The Company generally invoices its customers for freight, shipping, and handling charges. The Company’s prices are fixed and determinable, collection of the resulting receivable is probable, and returns are reasonably estimated. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Vendor Rebates:  Vendor rebates are based on a specified cumulative level of purchases and incremental product sales and are recorded as a reduction of cost of products sold as the milestone is achieved.

Cooperative Advertising Income:  Transcat follows the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, which provides that cash consideration received from a vendor by a reseller be reported as a reduction of cost of products sold as the related inventory is sold. During fiscal years 2008, 2007 and 2006, the Company recorded, as a reduction of cost of products sold, consideration in the amount of $1.1 million, $0.9 million and $0.7 million, respectively.

Shipping and Handling Costs:  Freight expense and direct shipping costs are included in cost of products and services sold. These costs were approximately $1.4 million, $1.2 million and $1.4 million for fiscal years 2008, 2007 and 2006, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers are reflected in selling, marketing, and warehouse expenses. These costs were approximately $0.4 million for fiscal years 2008, 2007 and 2006.

Gain on TPG Divestiture:  During the fiscal year ended March 31, 2002, the Company sold Transmation Products Group (“TPG”). As a result of certain post closing commitments, the Company deferred recognition of a $1.5 million gain on the sale. During fiscal year 2007, the Company satisfied those commitments and consequently realized the gain as a component of operating income in the accompanying Consolidated Financial Statements. See Note 9 below for further discussion of the TPG divestiture.

Foreign Currency Translation and Transactions:  The accounts of Transmation (Canada) Inc. are maintained in the local currency and have been translated to United States dollars in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the amounts representing assets and liabilities, except for equity, have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of

Transmation (Canada) Inc.’s balance sheets into United States dollars are recorded directly to the accumulated other comprehensive income component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was $0.4 million in fiscal year 2008 and less than $0.1 million in each of the fiscal years 2007 and 2006. During the third and fourth quarters of fiscal year 2008, the Company entered into foreign exchange forward contracts to reduce any further risk that its earnings would be adversely affected by changes in currency exchange rates. The contracts were accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company did not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled $0.2 million, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations. The change in the fair value of the contracts was offset by the change in fair value on the underlying intercompany assets and liabilities being hedged. On March 29, 2008 and March 31, 2007, there were no hedging arrangements outstanding. The Company does not use hedging arrangements for speculative purposes.

Comprehensive Income:  Transcat reports comprehensive income under SFAS No. 130, Reporting Comprehensive Income. Other comprehensive income is comprised of net income, currency translation adjustments and unrecognized prior service costs, net of tax. At March 29, 2008, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million and unrecognized prior service costs, net of tax, of $0.2 million. At March 31, 2007, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.2 million and unrecognized prior service costs, net of tax, of $0.2 million.

Earnings Per Share:  Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of dilutive stock options, warrants, and unvested restricted stock awards. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and unvested restricted stock are considered to have been used to purchase shares of common stock at the average market price during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

For fiscal years 2008, 2007 and 2006, the net additional common stock equivalents had a $0.01 per share effect, a $0.02 per share effect and a $0.04 per share effect, respectively, on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants, and unvested restricted stock are summarized as follows:

	For the Years Ended
	March 29,	March 31,	March 25,
	2008	2007	2006

Shares Outstanding:
Dilutive	140	421	529
Anti-dilutive	615	374	393

Total	755	795	922

Range of Exercise Prices per Share:
Options	$2.20-$7.72	$0.97-$5.80	$0.80-$4.52
Warrants	$2.31-$5.80	$0.97-$5.80	$0.97-$4.26

Reclassification of Amounts:  Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

Recently Issued Accounting Pronouncements:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R is to be applied prospectively to business combinations beginning in the Company’s fiscal year ending March 27, 2010.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, the Company’s fiscal year ending March 28, 2009. In February 2008, the FASB issued Financial Statement of Position No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This statement applies to the accounting for noncontrolling interests (previously referred to as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 becomes effective for the Company in the fiscal year ending March 27, 2010. Since the Company does not currently have any noncontrolling interests, the adoption of this statement is not expected to have an impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS 161 on its Consolidated Financial Statements.

NOTE 2 —	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 29,	March 31,
	2008	2007

Machinery, Equipment, and Software	$13,875	$12,509
Furniture and Fixtures	1,475	1,425
Leasehold Improvements	602	393

Total Property and Equipment	$15,952	$14,327
Less: Accumulated Depreciation and Amortization	(12,741)	(11,513)

Total Property and Equipment, net	$3,211	$2,814

Total depreciation and amortization expense amounted to $1.1 million, $1.0 million and $0.8 million in fiscal years 2008, 2007 and 2006, respectively.

NOTE 3 —	DEBT

Description.  On November 21, 2006, Transcat entered into a Credit Agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The Chase Credit Agreement provides for a three-year revolving credit facility in the amount of $10 million (the “Revolving Credit Facility”). As of March 29, 2008 and March 31, 2007, $0.3 million and $2.9 million, respectively, were outstanding under the Chase Credit

Agreement. The Chase Credit Agreement replaced the Amended and Restated Loan and Security Agreement dated November 1, 2004, as further amended, with GMAC Commercial Finance LLC.

Interest and Commitment Fees.  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Base Rate and the LIBOR rates as of March 29, 2008 were 5.3% and 2.7%, respectively. The Company’s interest rate for fiscal year 2008 ranged from 3.2% to 7.6%.

Covenants.  The Chase Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout fiscal year 2008.

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

NOTE 4 —	INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statement of Operations is as follows:

	FY 2008	FY 2007	FY 2006

United States	$2,695	$2,997	$621
Foreign	50	279	308

Total	$2,745	$3,276	$929

The net provision for (benefit from) income taxes for fiscal years 2008, 2007 and 2006 is as follows:

	FY 2008	FY 2007	FY 2006

Current Tax Provision (Benefit):
Federal	$236	$43	$(35)
State	106	56	49

	$342	$99	$14

Deferred Tax Provision (Benefit):
Federal	$69	$1,036	$(2,453)
State	(29)	82	(209)

	$40	$1,118	$(2,662)

Provision for (Benefit from) Income Taxes	$382	$1,217	$(2,648)

A reconciliation of the income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations is as follows:

	FY 2008	FY 2007	FY 2006

Federal Income Tax at Statutory Rate	$933	$1,114	$211
State Income Taxes, net of Federal benefit	110	131	25
Valuation Allowance	(784)	—	(2,983)
Other, net	123	(28)	99

Total	$382	$1,217	$(2,648)

The components of the net deferred tax assets are as follows:

	March 29,	March 31,
	2008	2007

Current Deferred Tax Assets:
Net Operating Loss Carryforward	$—	$514
Other	248	337

Total Current Deferred Tax Assets	$248	$851

Non-Current Deferred Tax Assets (Liabilities):
Net Operating Loss Carryforward	$—	$26
Stock-Based Compensation	281	—
Goodwill	458	829
Foreign Tax Credits (expiring in March 2018)	745	757
Depreciation	(425)	(426)
Other	411	424

Total Non-Current Deferred Tax Assets	$1,470	$1,610
Valuation Allowance(1)	(35)	(819)

Net Non-Current Deferred Tax Assets	$1,435	$791

Net Deferred Tax Assets	$1,683	$1,642

(1)	Deferred taxes recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws. In general, each deferred tax asset is reviewed for expected utilization, using a “more likely than not” approach, based on the character of the item (credit, loss, etc.), the relevant history for the particular item, the applicable expiration dates, operating projects that would impact utilization, and identified actions under the control of the Company in realizing the associated benefits.

The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of the valuation allowance necessary under the circumstances.

In fiscal year 2008, after reassessing all available evidence, the Company determined that it was more likely than not that the benefits associated with its U.S. foreign tax credit carryforwards would be realized. As a result, the Company reduced its deferred tax valuation allowance by $0.8 million and recorded the reduction as a benefit from income taxes in the Consolidated Statements of Operations.

Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary, which consist primarily of undistributed earnings. During fiscal year 2008, the Company’s foreign subsidiary declared and paid dividends to Transcat in the amount of $2.6 million (in U.S. dollars), of which $1.3 million was previously taxed. The Company incurred additional tax of $0.4 million on the remaining dividend, which was fully offset by the utilization of a portion of the Company’s available foreign tax credits, as a component of the provision for income taxes in the Consolidated Statements of Operations. The remaining earnings of the Company’s foreign subsidiary are considered permanently reinvested in the subsidiary, therefore, the determination of the deferred tax liability on unremitted earnings is not practicable because such liability, if any, depends on circumstances existing if and when remittance occurs.

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 establishes a single model to address accounting for uncertain tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. During fiscal year 2008, the Company recognized no adjustments for uncertain tax benefits and expects no material changes to unrecognized tax positions within the next twelve months.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest and penalties related to uncertain tax positions were recognized in fiscal year 2008 or accrued at March 29, 2008.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for the tax years 2004 and prior, by state tax authorities for the tax years 2004 and prior, and by Canadian tax authorities for the tax years 2002 and prior. There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

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

All of Transcat’s United States employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided certain qualifications are met.

In the Long-Term Savings portion of the Plan (the “401K Portion”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions vest over a three year period. The Company’s matching contributions to the 401K Portion were $0.3 million in the fiscal year 2008 and $0.2 million in the fiscal years 2007 and 2006.

In the Deferred Profit Sharing portion of the Plan, employer contributions are made at the discretion of the Board of Directors. The Company made no profit sharing contributions in fiscal years 2008, 2007 and 2006.

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

The Company accounts for the plans in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions; SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106; and SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

The change in the postretirement benefit obligation is as follows:

		From
		Inception to
	FY 2008	March 31, 2007

Postretirement benefit obligation, at beginning of period	$261	$262
Service cost	34	9
Interest cost	16	4
Actuarial loss (gain)	48	(14)

Postretirement benefit obligation, at end of year	359	261
Fair value of plan assets, at end of year	—	—

Funded status, at end of year	$(359)	$(261)

Accumulated postretirement benefit obligation, at end of year	$359	$261

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

		From
		Inception to
	FY 2008	March 31, 2007

Net periodic postretirement benefit cost:
Service cost	$34	$9
Interest cost	16	4
Amortization of prior service cost	13	3

	63	16

Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(13)	(3)
Unrecognized prior service cost, net of tax	—	164

	(13)	161

Total recognized in net periodic benefit cost and other comprehensive income	$50	$177

Amount recognized in accumulated other comprehensive income, At end of year:
Unrecognized prior service cost, net of tax	$152	$161

The prior service cost is amortized on a straight-line basis over the average remaining service period of active participants for the Non-Officer Plan and over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during the fiscal year ending March 28, 2009 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic benefit cost were as follows:

	March 29,	March 31,	At
	2008	2007	Inception

Weighted average discount rate	6.7%	6.1%	5.9%
Medical care cost trend rate:
Trend rate assumed for next year	9.5%	10.0%	10.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Year that rate reaches ultimate trend rate	2018	2017	2017
Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%	5.0%

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

Fiscal Year	Amount

2009	$2
2010	4
2011	12
2012	17
2013	34
2014-2018	249

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation and the annual net periodic cost by less than $0.1 million. A one percentage point decrease in the healthcare cost trend would decrease the accumulated postretirement benefit obligation and the annual net periodic cost by less than $0.1 million.

NOTE 7 —	STOCK-BASED COMPENSATION

Stock Options:  The Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”), provides for grants of options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. Options generally vest over a period of up to four years and expire up to ten years from the date of grant. Beginning in the second quarter of fiscal year 2008, options granted to executive officers vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. Prior options granted to executive officers vested equally over three years. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2008, 2007 and 2006:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value

Outstanding as of March 26, 2005	688	$1.65
Granted	57	4.31
Exercised	(252)	1.51
Cancelled/Forfeited	(41)	2.65

Outstanding as of March 25, 2006	452	1.97
Granted	57	5.69
Exercised	(170)	1.00
Cancelled/Forfeited	(10)	2.64

Outstanding as of March 31, 2007	329	3.11
Granted	407	6.90
Exercised	(71)	1.37
Cancelled/Forfeited	(9)	4.12

Outstanding as of March 29, 2008	656	5.64	8	$512

Exercisable as of March 29, 2008	196	3.15	7	464

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 29, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

During the fiscal years 2008, 2007 and 2006, the Company recorded non-cash stock-based compensation in the amount of $0.8 million, $0.4 million and $0.1 million, respectively. Total unrecognized compensation cost related to non-vested stock options as of March 29, 2008 was $1.4 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised during fiscal years 2008, 2007 and 2006 was $0.3 million, $0.7 million and $0.9 million, respectively. Cash receipts from the exercise of options were $0.1 million in fiscal year 2008, less than $0.1 million in fiscal year 2007 and $0.3 million in fiscal year 2006.

The following table presents options outstanding and exercisable as of March 29, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
	of	Life	per	of	per
	Shares	(in Years)	Share	Shares	Share
Range of Exercise Prices:
$2.20-$3.50	141	6	$2.52	141	$2.52
$3.51-$5.00	55	7	4.31	36	4.31
$5.01-$6.50	208	8	5.59	19	5.68
$6.51-$7.72	252	9	7.72	—	—

Total	656	8	5.64	196	3.15

Warrants:  Under the Directors’ Warrant Plan, as amended, warrants were granted to non-employee directors to purchase common stock at the fair market value at the date of grant. Warrants vest over a period of three or four years and expire in five years from the date of grant.

The following table summarizes warrants for fiscal years 2008, 2007 and 2006:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value

Outstanding as of March 26, 2005	140	$2.20
Granted	40	4.26
Exercised	(16)	2.91
Cancelled and Expired	(4)	2.91

Outstanding as of March 25, 2006	160	2.62
Granted	24	5.80
Exercised	(31)	1.90

Outstanding as of March 31, 2007	153	3.27
Exercised	(43)	1.82
Cancelled and Expired	(11)	4.51

Outstanding as of March 29, 2008	99	3.75	2	$179

Exercisable as of March 29, 2008	76	3.34	1	166

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2008 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on March 29, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

The aggregate intrinsic value of warrants exercised was $0.2 million in fiscal year 2008 and $0.1 million in each of the fiscal years 2007 and 2006. Cash received from the exercise of warrants was less than $0.1 million in each of the fiscal years 2008, 2007 and 2006.

The following table presents warrants outstanding and exercisable as of March 29, 2008:

	Warrants Outstanding
		Remaining
	Number	Contractual	Warrants
	of	Life	Exercisable
	Shares	(in Years)	(in Shares)
Exercise Prices:
$2.31	24	—	24
$2.88	24	1	24
$4.26	32	2	22
$5.80	19	3	6

Total	99	2	76

During fiscal year 2007, all warrants authorized for issuance pursuant to the Directors’ Warrant Plan, as amended, had been granted. Warrants outstanding on March 29, 2008 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan. In August 2006, the Company’s shareholders approved an amendment to the 2003 Plan permitting directors to participate. During fiscal year 2008, 36 thousand options were granted to directors and are included in the option table above.

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

Restricted Stock:  The 2003 Plan also allows the Company to grant stock awards. Stock awards granted in fiscal year 2008 vested immediately and awards granted in fiscal years 2007 and 2006 vested 50% at date of grant and 50% one year later.

The following table summarizes stock awards for fiscal years 2008, 2007 and 2006:

		Weighted
		Average
	Number	Price
	of Shares	per Share

Unvested Balance, March 26, 2005	25	$2.86
Granted	20	4.26
Vested	(35)	3.27

Unvested Balance, March 25, 2006	10	4.26
Granted	20	5.68
Vested	(20)	4.95

Unvested Balance, March 31, 2007	10	5.68
Granted	20	7.72
Vested	(30)	7.04

Unvested Balance, March 29, 2008	—

Total expense, based on fair market value, amounted to $0.2 million, $0.1 million and $0.2 million in fiscal years 2008, 2007 and 2006, respectively. There was no unearned compensation at March 29, 2008 and less than $0.1 million at March 31, 2007.

NOTE 8 —	SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments:  Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. The Company has no inter-segment revenues. The following table presents segment and geographic data for fiscal years 2008, 2007 and 2006:

	FY 2008	FY 2007	FY 2006
Net Revenue:
Product	$47,539	$45,411	$40,814
Service	22,914	21,062	19,657

Total	70,453	66,473	60,471

Gross Profit:
Product	13,205	11,992	9,812
Service	5,336	4,621	5,287

Total	18,541	16,613	15,099

Operating Expenses:
Product(1)	9,392	8,467	7,934
Service(1)	5,866	5,797	5,647

Total	15,258	14,264	13,581

Gain on TPG Divestiture	—	1,544	—

Operating Income	3,283	3,893	1,518

Unallocated Amounts:
Other Expense, net	538	617	589
Provision for (Benefit from) Income Taxes	382	1,217	(2,648)

Total	920	1,834	(2,059)

Net Income	$2,363	$2,059	$3,577

Total Assets(2):
Product	$13,871	$12,764	$10,703
Service	7,407	6,794	7,352
Unallocated	3,066	2,864	3,433

Total	$24,344	$22,422	$21,488

Depreciation and Amortization(3):
Product	$739	$625	$612
Service	893	849	603
Unallocated	129	148	186

Total	$1,761	$1,622	$1,401

Capital Expenditures:
Product	$45	$181	$—
Service	1,268	878	623
Unallocated	192	135	291

Total	$1,505	$1,194	$914

	FY 2008	FY 2007	FY 2006
Geographic Data:
Net Revenues to Unaffiliated Customers(4):
United States(6)	$63,945	$59,673	$54,778
Canada	6,508	6,800	5,693

Total	$70,453	$66,473	$60,471

Long-Lived Assets(5):
United States(6)	$3,093	$2,613	$2,422
Canada	118	201	265

Total	$3,211	$2,814	$2,687

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)	Goodwill is allocated based on the percentage of segment revenue acquired. For fiscal years 2008, 2007 and 2006, goodwill of $3.0 million was allocated amongst our segments as follows: 51% to Product and 49% to Service.

(3)	Including amortization of catalog costs.

(4)	Net revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.

(5)	Long-lived assets consist of property and equipment and are entirely allocated to the United States with the exception of Canadian fixed assets.

(6)	United States includes Puerto Rico.

NOTE 9 —	COMMITMENTS

Leases:  Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense was approximately $1.1 million for fiscal years 2008 and 2007 and approximately $0.9 million for fiscal year 2006. The minimum future annual rental payments under the non-cancelable leases at March 29, 2008 are as follows (in millions):

Fiscal Year

2009	$0.7
2010	0.4
2011	0.3
2012	0.3
2013	0.2
Thereafter	0.1

Total minimum lease payments	$2.0

Subsequent to March 29, 2008, the Company entered into an agreement to extend the operating lease for its facility in Rochester, NY through March 31, 2019 (the “Lease Extension”). The Lease Extension will become effective upon completion of an expansion of the existing facility, which is expected to occur during the second quarter of the Company’s fiscal year ending March 28, 2009 and will be funded solely by the independent landlord. The total minimum future rental payments under the Lease Extension will be approximately $3.4 million.

Unconditional Purchase Obligation:  In fiscal year 2002, in connection with the sale of TPG to Fluke Electronics Corporation (“Fluke”), the Company entered into a distribution agreement with Fluke. Under the distribution agreement, among other items, the Company agreed to purchase a pre-determined amount of inventory during each calendar year from 2002 to 2006. In December 2006, the Company’s purchases exceeded the required amount for calendar year 2006, as they had in each of the prior four years, which fulfilled the Company’s contractual purchase obligations to Fluke under the distribution agreement and triggered the recognition of the previously deferred gain totaling $1.5 million in fiscal year 2007.

NOTE 10 —	ACQUISITION

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

NOTE 11 —	QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2008 and 2007:

				Basic	Diluted
	Net	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	per Share	per Share

FY 2008:
Fourth Quarter	$19,198	$5,355	$723	$0.10	$0.10
Third Quarter(1)	18,440	4,713	1,208	0.17	0.17
Second Quarter	16,625	4,246	194	0.03	0.03
First Quarter	16,190	4,227	238	0.03	0.03
FY 2007:
Fourth Quarter	$18,853	$4,962	$489	$0.07	$0.07
Third Quarter(2)	17,240	4,298	1,207	0.17	0.16
Second Quarter	14,860	3,525	246	0.04	0.03
First Quarter	15,519	3,828	116	0.02	0.02

(1)	In the third quarter of fiscal year 2008, the Company reversed a significant portion, $0.8 million, of its deferred tax valuation allowance. See Note 4 above for further disclosure.

(2)	In the third quarter of fiscal year 2007, the Company recognized a previously deferred pre-tax gain of $1.5 million from the sale of TPG to Fluke. See Note 9 above for further disclosure.

TRANSCAT, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Expense
		(Income)
	Balance	Realized in	Additions	Balance
	at the	Consolidated	(Reductions) to	at the
	Beginning	Statements	Allowance/	End of
	of the Year	of Operations	Reserve	the Year

Allowance for Doubtful Accounts:
FY 2008	$47	$49	$(40)	$56
FY 2007	$63	$61	$(77)	$47
FY 2006	$56	$40	$(33)	$63
Reserve for Inventory Loss:
FY 2008	$129	$(67)	$—	$62
FY 2007	$92	$37	$—	$129
FY 2006	$190	$6	$(104)	$92
Deferred Tax Valuation Allowance:
FY 2008	$819	$(784)	$—	$35
FY 2007	$819	$—	$—	$819
FY 2006	$3,802	$(2,648)	$(335)	$819

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting. Based on this evaluation, our management, including the principal executive officer and the principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 29, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Inherent Limitations of Internal Controls.  In designing and evaluating our internal control system, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and that the effectiveness of any system has inherent limitations including, but not limited to, the possibility of human error and the circumvention or overriding of controls and procedures. Management, including the principal executive officer and the principal financial officer, is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected in a timely manner.

(d) Changes in Internal Controls over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this annual report (our fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information set forth under the caption “Executive Officers” in Part I of this report and the information set forth under the captions “Election of Directors,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance”

and “Corporate Governance-Code of Ethics” in our definitive 2008 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the information set forth under the caption “Compensation of Named Executive Officers and Directors” in our definitive 2008 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, with the exception of the information in the table below, is incorporated herein by reference from the information set forth under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” in our definitive 2008 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 29, 2008:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities	Weighted average	available for future
	to be issued	exercise price	issuance under equity
	upon exercise of	per share of	compensation plans
	outstanding options	outstanding options	(excluding securities
	and warrants	and warrants	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	756	$5.39	375
Equity compensation plans not approved by security holders	—	—	—

Total	756	$5.39	375

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from the information set forth under the caption “Certain Relationships and Related Transactions” in our definitive 2008 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information set forth under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” in our definitive 2008 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) See Index to Financial Statements included in Item 8 of this report.

(b) Exhibits.

See Index to Exhibits beginning on page 59 of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 26, 2008	By:	/s/ Charles P. Hadeed Charles P. Hadeed Chief Executive Officer, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 26, 2008	/s/ Charles P. Hadeed Charles P. Hadeed	Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

June 26, 2008	/s/ John J. Zimmer John J. Zimmer	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 26, 2008	/s/ Carl E. Sassano Carl E. Sassano	Chairman of the Board of Directors

June 26, 2008	/s/ Francis R. Bradley Francis R. Bradley	Director

June 26, 2008	/s/ Richard J. Harrison Richard J. Harrison	Director

June 26, 2008	/s/ Nancy D. Hessler Nancy D. Hessler	Director

June 26, 2008	/s/ Paul D. Moore Paul D. Moore	Director

June 26, 2008	/s/ Harvey J. Palmer Harvey J. Palmer	Director

June 26, 2008	/s/ Alan H. Resnick Alan H. Resnick	Director

June 26, 2008	/s/ John T. Smith John T. Smith	Director

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws
	3.1		The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	3.2		Code of Regulations as amended through August 21, 2007, are incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2007.
(10)	Material Contracts
	#10	.1	Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 99(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10	.2	Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein from Exhibit 99(e) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10	.3	Amendment No. 1 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	#10	.4	Amendment No. 1 to Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit II to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10	.5	Amendment No. 2 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit V to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10	.6	Amendment No. 2 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
	#10	.7	Amendment No. 3 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
	#10	.8	Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference from the Company’s definitive proxy statement filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.
	#10	.9	Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Appendix B to the Company’s 1999 preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.
	#10	.10	Amendment No. 4 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
	#10	.11	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
	#10	.12	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
	#10	.13	Form of Warrant Certificate representing warrants granted under the Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005.
	#10	.14	Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.

	10.15		Asset Purchase Agreement by and among Transcat, Inc., N.W. Calibration Inspection, Inc. and the stockholders of N.W. Calibration Inspection, Inc. dated as of February 28, 2006 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2006.
	#10	.16	Form of Amended and Restated Agreement for Severance Upon Change in Control for Charles P. Hadeed is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2006.
	#10	.17	Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Appendix D to the Company’s definitive proxy statement filed on July 10, 2006 in connection with the 2006 annual meeting of shareholders.
	10.18		Credit Agreement dated as of November 21, 2006 by and between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2006.
	#10	.19	Transcat, Inc. Post-Retirement Benefit Plan for Officers is incorporated herein by reference from Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2006.
	#10	.20	Transcat, Inc. Post-Retirement Benefit Plan for Non-Officer Employees is incorporated herein by reference from Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2006.
	#10	.21	Certain compensation information for Carl E. Sassano, Executive Chairman of the Board of the Company, and Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 10, 2007.
	#10	.22	Certain compensation information for certain executive officers of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 21, 2007.
	#10	.23	Certain compensation information for Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company, and John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 5, 2008.
(11)	Statement re computation of per share earnings
			Computation can be clearly determined from the Consolidated Statements of Operations and
			Comprehensive Income included in this Form 10-K as Item 8.
(21)	Subsidiaries of the registrant
	*21	.1	Subsidiaries
(23)	Consents of experts and counsel
	*23	.1	Consent of BDO Seidman, LLP
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	*31	.1	Certification of Chief Executive Officer
	*31	.2	Certification of Chief Financial Officer
(32)	Section 1350 Certifications
	*32	.1	Section 1350 Certifications

*	Exhibits filed with this report.

#	Management contract or compensatory plan or arrangement.