Form 10-Q
period 2008-06-28
TRANSCAT INC
filed 2008-08-11
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 28, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of August 8, 2008 was 7,194,481.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 28,	June 30,
	2008	2007
Product Sales	$12,311	$10,927
Service Revenue	5,542	5,263

Net Revenue	17,853	16,190

Cost of Products Sold	8,949	7,866
Cost of Services Sold	4,379	4,097

Total Cost of Products and Services Sold	13,328	11,963

Gross Profit	4,525	4,227

Selling, Marketing and Warehouse Expenses	2,595	2,305
Administrative Expenses	1,542	1,473

Total Operating Expenses	4,137	3,778

Operating Income	388	449

Interest (Income) Expense	(1)	34
Other Expense, net	8	81

Total Other Expense	7	115

Income Before Income Taxes	381	334
Provision for Income Taxes	153	96

Net Income	228	238

Other Comprehensive Income	8	192

Comprehensive Income	$236	$430

Basic Earnings Per Share	$0.03	$0.03
Average Shares Outstanding	7,186	7,068

Diluted Earnings Per Share	$0.03	$0.03
Average Shares Outstanding	7,399	7,460
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 28,	March 29,
	2008	2008
ASSETS
Current Assets:
Cash	$130	$208
Accounts Receivable, less allowance for doubtful accounts of $74 and $56 as of June 28, 2008 and March 29, 2008, respectively	7,501	9,346
Other Receivables	535	370
Inventory, net	6,557	5,442
Prepaid Expenses and Other Current Assets	824	773
Deferred Tax Asset	299	248

Total Current Assets	15,846	16,387
Property and Equipment, net	3,154	3,211
Goodwill	2,967	2,967
Deferred Tax Asset	1,386	1,435
Other Assets	343	344

Total Assets	$23,696	$24,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,085	$5,947
Accrued Compensation and Other Liabilities	1,410	2,489
Income Taxes Payable	144	62

Total Current Liabilities	7,639	8,498
Long-Term Debt	—	302
Other Liabilities	471	427

Total Liabilities	8,110	9,227

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,460,373 and 7,446,223 shares issued as of June 28, 2008 and March 29, 2008, respectively; 7,184,591 and 7,170,441 shares outstanding as of June 28, 2008 and March 29, 2008, respectively	3,730	3,723
Capital in Excess of Par Value	6,875	6,649
Accumulated Other Comprehensive Income	444	436
Retained Earnings	5,525	5,297
Less: Treasury Stock, at cost, 275,782 shares as of June 28, 2008 and March 29, 2008	(988)	(988)

Total Shareholders’ Equity	15,586	15,117

Total Liabilities and Shareholders’ Equity	$23,696	$24,344

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 28,	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$228	$238
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Income Taxes	6	191
Depreciation and Amortization	358	382
Provision for (Recovery of) Accounts Receivable and Inventory Reserves	25	(14)
Stock-Based Compensation Expense	175	114
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,671	1,802
Inventory	(1,127)	167
Prepaid Expenses and Other Assets	(156)	(95)
Accounts Payable	138	(581)
Accrued Compensation and Other Liabilities	(1,032)	(1,031)
Income Taxes Payable	73	(42)

Net Cash Provided by Operating Activities	359	1,131

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(195)	(477)

Net Cash Used in Investing Activities	(195)	(477)

Cash Flows from Financing Activities:
Chase Revolving Line of Credit, net	(302)	(851)
Issuance of Common Stock	49	85
Excess Tax Benefits Related to Stock-Based Compensation	9	—

Net Cash Used in Financing Activities	(244)	(766)

Effect of Exchange Rate Changes on Cash	2	13

Net Decrease in Cash	(78)	(99)
Cash at Beginning of Period	208	357

Cash at End of Period	$130	$258

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$4	$42
Income Taxes, net	$35	$47
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total
Balance as of March 29, 2008	7,446	$3,723	$6,649	$436	$5,297	276	$(988)	$15,117
Issuance of Common Stock	14	7	42					49
Stock-Based Compensation			175					175
Tax Benefit from Stock-Based
Compensation			9					9
Comprehensive Income:
Currency Translation
Adjustment				6				6
Unrecognized Prior Service
Cost, net of tax				2				2
Net Income					228			228

Balance as of June 28, 2008	7,460	$3,730	$6,875	$444	$5,525	276	$(988)	$15,586

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
NOTE 1 – GENERAL
Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading global distributor of professional grade test and measurement instruments and a provider of calibration, 3-D metrology and repair services to the life science, manufacturing, utility and process industries.
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 29, 2008 (“fiscal year 2008”) contained in the Company’s 2008 Annual Report on Form 10-K filed with the SEC.
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
The estimated fair value of the awards granted during the first quarter of the fiscal year ending March 28, 2009 (“fiscal year 2009”) was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of awards granted of $4.02 per share. During the first quarter of fiscal year 2009, the Company recorded non-cash stock-based compensation in the amount of $0.2 million in the Consolidated Statement of Operations and Comprehensive Income.
The following summarizes the assumptions used in the Black-Scholes model during the first quarter of fiscal year 2009:

Expected life	6 years
Annualized volatility rate	61.3%
Risk-free rate of return	3.3%
Dividend rate	0.0%
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of return for periods within the contractual life of the award is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”), as permitted by Staff Accounting Bulletin No. 110, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.
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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first quarter of fiscal year 2009 and $0.1 million in the first quarter of fiscal year 2008. The Company periodically enters into foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The contracts are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal year 2009, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations. The change in the fair value of the contracts are offset by the change in fair value on the underlying accounts receivable and intercompany assets and liabilities being hedged. On June 28, 2008, the Company had a foreign exchange forward contract, set to mature in July 2008, outstanding in the notional amount of $0.2 million. The Company does not use hedging arrangements for speculative purposes.
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
For the first quarter of fiscal years 2009 and 2008, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants and unvested restricted stock are summarized as follows:

	First Quarter Ended
	June 28,	June 30,
	2008	2007
Shares Outstanding:
Dilutive	213	392
Anti-dilutive	591	439

Total	804	831

Range of Exercise Prices per Share:
Options	$2.20-$7.72	$0.97-$5.80
Warrants	$2.31-$5.80	$0.97-$5.80
Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.
NOTE 2 – DEBT
Description. On November 21, 2006, Transcat entered into a Credit Agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The Chase Credit Agreement provides for a three-year revolving credit facility in the amount of $10 million (the “Revolving Credit Facility”). As of June 28, 2008, there were no amounts outstanding under the Chase Credit Agreement.
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) or the London Interbank Offered Rate, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Company’s interest rate for the first quarter of fiscal year 2009 ranged from 3.0% to 4.6%.
Covenants. The Chase Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2009.

Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – STOCK-BASED COMPENSATION
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
The following table summarizes the Company’s options as of and for the first three months ended June 28, 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 29, 2008	656	$5.64
Granted	20	6.75
Exercised	(1)	2.89
Cancelled/Forfeited	(4)	6.35

Outstanding as of June 28, 2008	671	5.68	8	$985

Exercisable as of June 28, 2008	228	3.46	7	762

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on June 28, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of June 28, 2008 was $1.4 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised during the first quarter of fiscal year 2009 was less than $0.1 million. Cash received from the exercise of options was less than $0.1 million during the first quarter of fiscal year 2009.
Warrants: Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. Warrants vest over a three year period and expire in five years from the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted. Warrants outstanding on June 28, 2008 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan.
The following table summarizes warrants as of and for the first three months ended June 28, 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 29, 2008	99	$3.75
Granted	—	—
Exercised	(10)	3.01
Cancelled/Forfeited	(4)	5.25

Outstanding as of June 28, 2008	85	3.78	2	$256

Exercisable as of June 28, 2008	64	3.36	1	221

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on June 28, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of warrants exercised during the first quarter of fiscal year 2009 was less than $0.1 million. Cash received from the exercise of warrants was less than $0.1 million during the first quarter of fiscal year 2009.

Restricted Stock: The 2003 Plan also allows the Company to grant stock awards. During the first quarter of fiscal year 2009, the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards will vest after three years subject to certain cumulative diluted earnings per share growth over the eligible three-year period.
The following table summarizes stock awards of and for the first three months ended June 28, 2008:

	Number	Price
	Of Shares	Per Share
Unvested Balance, March 29, 2008	—	$—
Granted	49	6.75
Vested	—	—

Unvested Balance, June 28, 2008	49	6.75

Total expense relating to restricted stock awards, based on fair market value, was less than $0.1 million in the first quarter of fiscal year 2009. Unearned compensation totaled $0.3 million at June 28, 2008.
NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the first quarter ended June 28, 2008 and June 30, 2008:

	First Quarter Ended
	June 28,	June 30,
	2008	2007
Net Revenue:
Product Sales	$12,311	$10,927
Service Revenue	5,542	5,263

Total	17,853	16,190

Gross Profit:
Product	3,362	3,061
Service	1,163	1,166

Total	4,525	4,227

Operating Expenses:
Product	2,414	2,363
Service	1,723	1,415

Total	4,137	3,778

Operating Income	388	449

Unallocated Amounts:
Other Expense, net	7	115
Provision for Income Taxes	153	96

Total	160	211

Net Income	$228	$238

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecasted in any such forward-looking statements. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements elsewhere in this report and in any documents incorporated herein by reference. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 29, 2008. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
During the first quarter of fiscal year 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards will vest after three years subject to certain cumulative diluted earnings per share growth over the eligible three-year period.
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

Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.
RESULTS OF OPERATIONS
The following table sets forth, for the first quarter of fiscal years 2009 and 2008, the components of our Consolidated Statements of Operations.

	(Unaudited)
	First Quarter Ended
	June 28,	June 30,
	2008	2007
As a Percentage of Net Revenue:

Product Sales	69.0%	67.5%
Service Revenue	31.0%	32.5%

Net Revenue	100.0%	100.0%

Gross Profit Percentage:
Product Gross Profit	27.3%	28.0%
Service Gross Profit	21.0%	22.2%
Total Gross Profit	25.3%	26.1%

Selling, Marketing and Warehouse Expenses	14.5%	14.2%
Administrative Expenses	8.6%	9.1%

Total Operating Expenses	23.1%	23.3%

Operating Income	2.2%	2.8%

Interest Expense	—%	0.2%
Other Expense, net	—%	0.5%

Total Other Expense	—%	0.7%

Income Before Income Taxes	2.2%	2.1%
Provision for Income Taxes	0.9%	0.6%

Net Income	1.3%	1.5%

FIRST QUARTER ENDED JUNE 28, 2008 COMPARED TO FIRST QUARTER ENDED JUNE 30, 2007 (dollars in thousands):
Revenue:

	First Quarter Ended
	June 28,	June 30,
	2008	2007
Net Revenue:
Product Sales	$12,311	$10,927
Service Revenue	5,542	5,263

Total	$17,853	$16,190

Net revenue increased $1.7 million or 10.3% from the first quarter of fiscal year 2008 to the first quarter of fiscal year 2009.
Our distribution products net sales accounted for 69.0% of our total net revenue in the first quarter of fiscal year 2009 and 67.5% of our total net revenue in the first quarter of fiscal year 2008. For the quarter, product sales increased $1.4 million or 12.7%, more than tripling our rate of growth from the first quarter of fiscal year 2008. The sales expansion reflected solid growth in all of our market channels, except Canada, and was led by strong demand for electrical instrumentation. Our first quarter of fiscal year 2009 product sales growth in relation to prior fiscal year quarter comparisons, is as follows:

	FY 2009	FY 2008
	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	12.7%	(2.4%)	5.8%	13.6%	3.7%
Our average product segment sales per business day increased to $192 in the first quarter of fiscal year 2009, compared with $171 in the first quarter of fiscal year 2008. Our product sales per business day for each fiscal quarter during the fiscal years 2009 and 2008, is as follows:

	FY 2009	FY 2008
	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$192	$197	$213	$178	$171
In the first quarter of fiscal year 2009, our direct distribution channel grew 9.9% year-over-year. This growth can be attributed to international sales and new products. Sales into our international direct channel, excluding Canada, were up $0.6 million, or 43.2% from the first quarter of fiscal year 2008 to the first quarter of fiscal year 2009. This increase was primarily attributable to strong performances in the Middle Eastern, Latin American and European markets. Sales of new products primarily sold into the North American market also provided a substantial contribution to product sales growth.
In addition to the growth within our direct distribution channel, our reseller channel grew 28.5% year-over-year for the quarter. We believe that the availability of a broad range of new and existing products from within our inventory is a key reason reseller customers utilize us for purchases. As the depth of products increases, we anticipate continued growth within this channel. The following table provides the percent of net sales and the approximate gross profit percentage for significant product distribution channels for the first quarter of fiscal years 2009 and 2008:

	FY 2009 First Quarter		FY 2008 First Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	81.8%	25.2%	83.9%	26.2%
Reseller	16.6%	17.5%	14.5%	15.8%
Freight Billed to Customers	1.6%		1.6%

Total	100.0%		100.0%

(1)	Calculated as net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for the first quarter of fiscal year 2009 decreased by approximately $0.3 million, or 18.6% from the first quarter of fiscal year 2008. This decrease is driven by a 24.9% decrease in the outstanding backorders balance, which can be attributed to a greater availability of product through our increased inventory levels. The following table reflects the percentage of total pending product shipments that are backorders at the end of the first quarter of fiscal year 2009 and our historical trend of total pending product shipments:

	FY 2009	FY 2008
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,366	$1,419	$1,411	$1,689	$1,678

% of Pending Product Shipments that are Backorders	74.7%	81.5%	78.1%	74.1%	81.0%
Calibration services revenue increased $0.3 million, or 5.3%, from the first quarter of fiscal year 2008 to the first quarter of fiscal year 2009. The timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis based on the nature of a customers’ business and calibration requirements. In general, a trailing twelve month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended June 28, 2008 was $23.2 million, up 8.7% when compared with $21.3 million for the twelve months ended June 30, 2007. Our first quarter of fiscal year 2009 calibration services revenue growth in relation to prior fiscal year quarter comparisons, is as follows:

	FY 2009	FY 2008
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	5.3%	10.6%	9.9%	8.6%	5.6%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to perform all calibrations in-house. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines, and we have historically subcontracted 15% to 20% of our customers’ equipment to outside vendors. In the first quarter of fiscal year 2009, approximately 81% of service segment revenue was generated by our staff of technicians while 16% was subcontracted to outside vendors.

	FY 2009 First Quarter		FY 2008 First Quarter
		% of		% of
	Service	Service	Service	Service
	Segment	Segment	Segment	Segment
	Revenue	Revenue	Revenue	Revenue
In-House	$4,478	80.8%	$4,170	79.2%
Outsourced	911	16.4%	956	18.2%
Freight Billed to Customers	153	2.8%	137	2.6%

Total	$5,542	100.0%	$5,263	100.0%

Gross Profit:

	First Quarter Ended
	June 28,	June 30,
	2008	2007
Gross Profit:
Product	$3,362	$3,061
Service	1,163	1,166

Total	$4,525	$4,227

Gross profit decreased as a percent of net revenue from 26.1% in the first quarter of fiscal year 2008 to 25.3% in the first quarter of fiscal year 2009.
Product gross profit increased $0.3 million, or 9.8%, from the first quarter of fiscal year 2008 to the first quarter of fiscal year 2009. As a percent of product net sales, product gross profit decreased 70 basis points, from 28.0% to 27.3%, for the same period. This percentage decline can be attributed to stronger sales to customers in international markets and resellers, market channels with lower margin potential, and lower sales to customers in Canada, which generally have higher margins. Other product income, primarily consisting of freight-related income and expense, vendor rebates and cooperative advertising income, was 3.4% of revenues for both the first quarter of fiscal year 2009 and the first quarter of fiscal year 2008.
Our product gross profit may be influenced by a number of factors that can impact quarterly comparisons. Among those factors are sales to certain channels, as discussed above, which do not support the margins of our core customer base, periodic rebates on purchases, and cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our product gross profit as a percent of net revenues:

	FY 2009	FY 2008
	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	23.9%	24.1%	25.1%	25.8%	24.6%
Other Income % (2)	3.4%	3.0%	3.0%	2.1%	3.4%

Product Gross Profit %	27.3%	27.1%	28.1%	27.9%	28.0%

(1)	Calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration services gross profit dollars remained relatively flat from the first quarter of fiscal year 2008 to the first quarter of fiscal year 2009. As a percent of service revenue, service gross profit decreased 120 basis points for the same time period. Our gross profit percentage for calibration services fluctuates on a quarterly basis due to seasonality of our revenues (our fiscal fourth quarter is generally our strongest) and the timing of costs associated with our calibration laboratory operations. For the first quarter of fiscal year 2009, the year-over-year increase in cost of services sold of 6.9% was not fully offset by the growth in revenue. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2009	FY 2008
	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar (Decline) Growth	(0.3%)	32.5%	14.0%	5.0%	3.8%

Operating Expenses:

	First Quarter Ended
	June 28,	June 30,
	2008	2007
Operating Expenses:
Selling, Marketing and Warehouse	$2,595	$2,305
Administrative	1,542	1,473

Total	$4,137	$3,778

Operating expenses increased $0.4 million, or 9.5%, from the first quarter of fiscal year 2008 to the first quarter of fiscal year 2009. Sales, Marketing and Warehouse expenses as a percent of total revenue increased slightly from 14.2% in the first quarter of fiscal year 2008 to 14.5% in the first quarter of fiscal year 2009. This is a result of our strategic decision to invest in our sales and marketing infrastructure in order to drive future revenue growth. In doing so, we have added breadth and depth to our sales management team and further expanded our coverage of accounts nationally. Administrative expenses as a percent of total revenue decreased from 9.1% in the first quarter of fiscal year 2008 to 8.6% in the first quarter of fiscal year 2009. This is a result of our continued effort to monitor and control costs.
Other Expense:

	First Quarter Ended
	June 28,	June 30,
	2008	2007
Other Expense:
Interest (Income) Expense	$(1)	$34
Other Expense, net	8	81

Total	$7	$115

The reduction in interest expense and the resulting interest income in the first quarter of fiscal year 2009, when compared to the first quarter of fiscal year 2008, is a direct result of our elimination of debt. Other expenses, consisting primarily of foreign currency net losses, decreased due to a reduction in our intercompany balances.
Taxes:

	First Quarter Ended
	June 28,	June 30,
	2008	2007
Provision for Income Taxes	$153	$96
In the first quarter of fiscal year 2009, we recognized a $0.2 million provision for income taxes, compared with a $0.1 million provision in the first quarter of fiscal year 2008. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows:

	First Quarter Ended
	June 28,	June 30,
	2008	2007
Cash Provided by (Used in):
Operating Activities	$359	$1,131
Investing Activities	(195)	(477)
Financing Activities	(244)	(766)
Operating Activities: Cash provided by operating activities for the first quarter of fiscal year 2009 was $0.4 million compared to the $1.1 million of cash provided by operating activities in the first quarter of fiscal year 2008. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory was $2.4 million higher in the first quarter of fiscal year 2009 compared to the first quarter of fiscal year 2008, and has increased approximately $1.1 million from the fourth quarter of fiscal year 2008. The increases in inventory and accounts payable were primarily related to the launch of an aggressive product sales and marketing campaign in affiliation with one of our primary test and measurement instrument suppliers.
•	Receivables: The increase in our accounts receivable at the end of our first quarter of fiscal year 2009 compared to the end of the first quarter of fiscal year 2008 is due to our increased revenue. Despite the increase, and as the following table illustrates, we have maintained a consistent days sales outstanding:

	June 28,	June 30,
	2008	2007
Net Sales, for the last two fiscal months	$12,317	$11,680
Accounts Receivable, net	$7,501	$7,297
Days Sales Outstanding (based on 60 days)	37	37
Investing Activities: The $0.2 million of cash used in investing activities in the first quarter of fiscal year 2009, a decrease of approximately $0.3 million when compared to the first quarter of fiscal year 2008, is due primarily to asset additions within our calibration laboratories.
Financing Activities: During the first quarter of fiscal year 2009, we used approximately $0.3 million in cash from operations to eliminate our remaining debt, compared to $0.9 million in cash used to reduce our debt in the first quarter of fiscal year 2008.
OUTLOOK
We have continued to invest in personnel, inventory and direct marketing to achieve our sales growth objectives of mid to upper single digit growth in our product segment and low double digit growth in our services segment. Sales of new products developed by our strategic partners as well as tactical gains in targeted market channels should continue to be the growth drivers for our product segment. Our services segment growth should continue to progress towards attaining our segment revenue objectives. As a result, we expect our operating income to grow at a faster rate than revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On June 28, 2008 and June 30, 2007, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates. As of June 28, 2008, there were no amounts outstanding under the Chase Credit Agreement.
Under our Chase Credit Agreement described in Note 2 of our Consolidated Financial Statements in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the first quarter of fiscal year 2009 ranged from 3.0% to 4.6%.
FOREIGN CURRENCY
Approximately 90% of our net revenues for the first quarter of fiscal years 2009 and 2008 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our net revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We periodically enter into foreign exchange forward contracts to reduce the risk that our earnings are adversely affected by changes in currency exchange rates. The contracts are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We did not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal year 2009, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts are offset by the change in fair value on the underlying accounts receivable and intercompany assets and liabilities being hedged. On June 28, 2008, we had a foreign exchange forward contract, set to mature in July 2008, outstanding in the notional amount of $0.2 million. We do not use hedging arrangements for speculative purposes.
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

TRANSCAT, INC.
Date: August 11, 2008	/s/ Charles P. Hadded
Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: August 11, 2008	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Certification of Chief Executive Officer

31.2 Certification of Chief Financial Officer

(32)	Section 1350 Certifications

32.1 Section 1350 Certifications