Form 10-Q
period 2008-09-27
TRANSCAT INC
filed 2008-11-12
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 27, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 5, 2008 was 7,365,486.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Product Sales	$12,954	$11,219	$25,265	$22,146
Service Revenue	5,656	5,406	11,198	10,669

Net Revenue	18,610	16,625	36,463	32,815

Cost of Products Sold	9,568	8,089	18,517	15,955
Cost of Services Sold	4,468	4,290	8,847	8,387

Total Cost of Products and Services Sold	14,036	12,379	27,364	24,342

Gross Profit	4,574	4,246	9,099	8,473

Selling, Marketing and Warehouse Expenses	2,122	2,018	4,717	4,323
Administrative Expenses	1,713	1,634	3,255	3,107

Total Operating Expenses	3,835	3,652	7,972	7,430

Operating Income	739	594	1,127	1,043

Interest Expense	28	29	27	63
Other Expense, net	4	209	12	290

Total Other Expense	32	238	39	353

Income Before Income Taxes	707	356	1,088	690
Provision for Income Taxes	277	162	430	258

Net Income	430	194	658	432

Other Comprehensive (Loss) Income	(11)	265	(3)	457

Comprehensive Income	$419	$459	$655	$889

Basic Earnings Per Share	$0.06	$0.03	$0.09	$0.06
Average Shares Outstanding	7,282	7,127	7,239	7,099

Diluted Earnings Per Share	$0.06	$0.03	$0.09	$0.06
Average Shares Outstanding	7,511	7,577	7,453	7,474
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 27,	March 29,
	2008	2008
ASSETS
Current Assets:
Cash	$184	$208
Accounts Receivable, less allowance for doubtful accounts of $70 and $56 as of September 27, 2008 and March 29, 2008, respectively	9,105	9,346
Other Receivables	938	370
Inventory, net	5,844	5,442
Prepaid Expenses and Other Current Assets	1,227	773
Deferred Tax Asset	462	248

Total Current Assets	17,760	16,387
Property and Equipment, net	3,563	3,211
Goodwill	7,460	2,967
Intangible Asset	1,191	–
Deferred Tax Asset	1,190	1,435
Other Assets	367	344

Total Assets	$31,531	$24,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,064	$5,947
Accrued Compensation and Other Liabilities	2,921	2,489
Income Taxes Payable	296	62

Total Current Liabilities	9,281	8,498
Long-Term Debt	4,347	302
Other Liabilities	503	427

Total Liabilities	14,131	9,227

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,633,694 and 7,446,223 shares issued as of September 27, 2008 and March 29, 2008, respectively; 7,357,912 and 7,170,441 shares outstanding as of September 27, 2008 and March 29, 2008, respectively	3,817	3,723
Capital in Excess of Par Value	8,183	6,649
Accumulated Other Comprehensive Income	433	436
Retained Earnings	5,955	5,297
Less: Treasury Stock, at cost, 275,782 shares as of September 27, 2008 and March 29, 2008	(988)	(988)

Total Shareholders’ Equity	17,400	15,117

Total Liabilities and Shareholders’ Equity	$31,531	$24,344

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 27,	September 29,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$658	$432
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	55	(85)
Depreciation and Amortization	772	788
Provision for (Recovery of) Accounts Receivable and Inventory Reserves	84	(63)
Stock–Based Compensation Expense	355	428
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	654	892
Inventory	(40)	749
Prepaid Expenses and Other Assets	(710)	(602)
Accounts Payable	(269)	104
Accrued Compensation and Other Liabilities	(601)	(595)
Income Taxes Payable	45	174

Net Cash Provided by Operating Activities	1,003	2,222

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(587)	(999)
Purchase of Westcon, Inc., net of cash acquired	(4,625)	–

Net Cash Used in Investing Activities	(5,212)	(999)

Cash Flows from Financing Activities:
Chase Revolving Line of Credit, net	4,026	(1,576)
Issuance of Common Stock	119	160
Excess Tax Benefits Related to Stock–Based Compensation	41	–

Net Cash Provided by (Used in) Financing Activities	4,186	(1,407)

Effect of Exchange Rate Changes on Cash	(1)	15

Net Decrease in Cash	(24)	(169)
Cash at Beginning of Period	208	357

Cash at End of Period	$184	$188

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$18	$69
Income Taxes, net	$260	$177

Supplemental Disclosure of Non–Cash Investing Activity:
Stock Issued in Connection with Business Acquisition	$1,113	$–
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
 (In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total
Balance as of March 29, 2008	7,446	$3,723	$6,649	$436	$5,297	276	$(988)	$15,117
Issuance of Common Stock	188	94	1,138					1,232
Stock-Based Compensation			355					355
Tax Benefit from Stock-Based Compensation			41					41
Comprehensive Income:
Currency Translation Adjustment				(7)				(7)
Unrecognized Prior Service Cost, net of tax				4				4
Net Income					658			658

Balance as of September 27, 2008	7,634	$3,817	$8,183	$433	$5,955	276	$(988)	$17,400

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
Principles of Consolidation: The Consolidated Financial Statements of Transcat include the accounts of Transcat and its wholly-owned subsidiaries, Transmation (Canada) Inc. and Westcon, Inc. (“Westcon”). All significant intercompany balances and transactions have been eliminated in consolidation.
On August 14, 2008, Transcat, through its wholly-owned subsidiary Transcat Acquisition Corp. (“Transcat Acquisition”), acquired Westcon, an Oregon corporation, by merger with and into Transcat Acquisition, which was the surviving entity. Concurrent with the closing of the merger, Transcat Acquisition’s name was changed to Westcon. See Note 5 for further information on the acquisition.
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
The estimated fair value of the awards granted during the first six months of the fiscal year ending March 28, 2009 (“fiscal year 2009”) was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of awards granted of $4.02 per share. During the second quarter and the first six months of fiscal year 2009, the Company recorded non-cash stock-based compensation in the amount of $0.2 million and $0.4 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income.
The following summarizes the assumptions used in the Black-Scholes model during the first six months of fiscal year 2009:

Expected life	6 years
Annualized volatility rate	61.3%
Risk-free rate of return	3.3%
Dividend rate	0.0%
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of return for periods within the contractual life of the award is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in Staff Accounting Bulletin No. 107 (“SAB 107”), which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Under SAB 107, options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which was effective January 1, 2008. SAB 110 expresses the views of the Staff of the SEC regarding extending the use of the simplified method, as discussed in SAB 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS 123R. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with SAB 107, as amended by SAB 110. For the expected term, the Company has “plain vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006 as permitted by SAB 107.
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
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first six months of fiscal year 2009 and $0.3 million in the first six months of fiscal year 2008. The Company periodically enters into foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The contracts are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the second quarter and the first six months of fiscal year 2009, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivable being hedged. On September 27, 2008, the Company had a foreign exchange forward contract, set to mature in October 2008, outstanding in the notional amount of $0.3 million. The Company does not use hedging arrangements for speculative purposes.
Earnings Per Share: Basic earnings per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of dilutive stock options, warrants, and unvested restricted stock awards. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.
For the second quarter and the first six months of fiscal years 2009 and 2008, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants and unvested restricted stock are summarized as follows:

	Second Quarter Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Shares Outstanding:
Dilutive	229	450	214	375
Anti-dilutive	559	626	574	701

Total	788	1,076	788	1,076

Range of Exercise Prices per Share:
Options	$2.20-$7.72	$1.50-$7.72	$2.20-$7.72	$1.50-$7.72
Warrants	$2.83-$5.80	$1.50-$5.80	$2.83-$5.80	$1.50-$5.80
Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.

Recently Issued Accounting Pronouncements: In October 2008, the Financial Accounting Standards Board issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). FSP 157-3 clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s Consolidated Financial Statements.
NOTE 2 – DEBT
Description. On August 14, 2008, Transcat amended its credit agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The amendment to the Chase Credit Agreement provides for an increase in the amount available under the revolving credit facility (the “Revolving Credit Facility”) from $10 million to $15 million, an extension of the maturity date from November 2009 to August 2011 and an increase in interest and commitment fees. All other terms were unchanged. As of September 27, 2008, $4.3 million was outstanding and $10.7 million was available under the Chase Credit Agreement.
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) or the London Interbank Offered Rate, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Company’s interest rate for the first six months of fiscal year 2009 ranged from 3.0% to 4.6%. If the Chase Credit Agreement, as amended, had been in effect for the entire six month fiscal period ended September 27, 2008, the Company’s interest rate would have ranged from 3.3% to 4.8%.
Covenants. The Chase Credit Agreement has various financial and non-financial covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2009.
Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of Transmation (Canada) Inc. and Westcon as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. In addition, Transcat maintains a warrant plan for directors (the “Directors’ Warrant Plan”).
Stock Options: Options generally vest over a period of up to four years and expire up to ten years from the date of grant. Beginning in the second quarter of fiscal year 2008, options granted to executive officers vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. Prior options granted to executive officers vested equally over three years. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.
The following table summarizes the stock options as of and for the first six months ended September 27, 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 29, 2008	656	$5.64
Granted	20	6.75
Exercised	(1)	2.89
Cancelled/Forfeited	(4)	6.35

Outstanding as of September 27, 2008	671	5.68	8	$1,068

Exercisable as of September 27, 2008	287	4.02	7	873

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on September 27, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of September 27, 2008 was $1.2 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised during the first six months of fiscal year 2009 was less than $0.1 million. Cash received from the exercise of options was less than $0.1 million during the first six months of fiscal year 2009.
Restricted Stock: The 2003 Plan also allows the Company to grant stock awards. During the first six months of fiscal year 2009, the Company granted performance-based restricted stock awards in place of stock options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth over the eligible three-year period. During the second quarter of fiscal year 2009 and in conjunction with the acquisition of Westcon, the Company modified these awards by increasing the cumulative diluted earnings per share growth performance condition. The modification did not have an impact on the Company’s Consolidated Financial Statements.
The following table summarizes stock awards as of and for the first six months ended September 27, 2008:

		Weighted
		Average
	Number	Price
	Of Shares	Per Share
Unvested Balance as of March 29, 2008	–	$–
Granted	53	6.80
Vested	–	–

Unvested Balance as of September 27, 2008	53	6.80

Total expense relating to restricted stock awards, based on fair market value, was less than $0.1 million in the first six months of fiscal year 2009. Unearned compensation totaled $0.3 million as of September 27, 2008. The number of shares available for future grant under the 2003 Plan totaled 0.3 million at September 27, 2008.
Warrants: Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. Warrants vest over a three year period and expire in five years from the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted. Warrants outstanding on September 27, 2008 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan.
The following table summarizes warrants as of and for the first six months ended September 27, 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 29, 2008	99	$3.75
Granted	–	–
Exercised	(30)	2.55
Cancelled/Forfeited	(4)	5.25

Outstanding as of September 27, 2008	65	4.23	2	$179

Exercisable as of September 27, 2008	59	4.09	2	173

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on September 27, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of warrants exercised during the first six months of fiscal year 2009 was $0.1 million. Cash received from the exercise of warrants was $0.1 million during the first six months of fiscal year 2009.

NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the second quarter and the six months ended September 27, 2008 and September 29, 2007:

	Second Quarter Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net Revenue:
Product Sales	$12,954	$11,219	$25,265	$22,146
Service Revenue	5,656	5,406	11,198	10,669

Total	18,610	16,625	36,463	32,815

Gross Profit:
Product	3,386	3,130	6,748	6,191
Service	1,188	1,116	2,351	2,282

Total	4,574	4,246	9,099	8,473

Operating Expenses:
Product	2,321	2,217	4,735	4,580
Service	1,514	1,435	3,237	2,850

Total	3,835	3,652	7,972	7,430

Operating Income	739	594	1,127	1,043

Unallocated Amounts:
Other Expense, net	32	238	39	353
Provision for Income Taxes	277	162	430	258

Total	309	400	469	611

Net Income	$430	$194	$658	$432

NOTE 5 – ACQUISITION
On August 14, 2008, Transcat, through its wholly-owned subsidiary Transcat Acquisition, acquired Westcon pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Westcon and its sole stockholder. Westcon is a distributor of professional grade test and measurement instruments and a provider of calibration and repair services to customers located primarily in the western region of the United States.
Pursuant to the Merger Agreement, Westcon merged with and into Transcat Acquisition. Concurrent with the closing of the merger, Transcat Acquisition’s name was changed to Westcon.
Under the terms of the Merger Agreement, Transcat paid an aggregate purchase price of approximately $6.9 million, which was paid in a combination of the issuance of 150,000 shares of Transcat common stock valued at approximately $1.1 million and approximately $5.8 million in cash. A portion of the cash purchase price, aggregating $0.5 million, was distributed to satisfy certain debt obligations of Westcon, with the remainder being paid to the sole stockholder. An additional contingent payment of up to $1.4 million is subject to holdback restrictions and is intended to secure the obligations of Westcon and the sole stockholder for post-closing adjustments, reimbursement and indemnification under the terms of the Merger Agreement. This contingent payment is expected to be recorded as additional purchase price at the time the payment is certain.
In addition, Transcat and the sole stockholder entered into an Earn Out Agreement dated as of the closing of the merger. This agreement provides that the sole stockholder may be entitled to certain contingent earn out payments subject to continued employment and Westcon achieving certain post-closing gross profit and revenue targets. These potential future payments are expected to be recorded as compensation expense in the period earned.

The following is a summary of the preliminary purchase price allocation:

Purchase Price Paid:
Cash Paid to Seller at Closing	$4,216
Westcon Debt Paid by Transcat at Closing	466
Fair Value of Common Stock Issued	1,113
Cash Paid to Seller in November 2008	1,017
Direct Acquisition Costs	116

Total Purchase Price	$6,928

Allocation of Purchase Price:
Intangible Asset – Customer Base	$1,206
Goodwill	4,498

5,704
Plus: Current Assets	1,675
Non-Current Assets	274
Less: Current Liabilities	(658)
Non-Current Liabilities	(67)

Total Purchase Price	$6,928

Assets and liabilities of the acquired business are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired business. Other intangible assets, namely customer base, represent an allocation of purchase price to identifiable intangible assets of the acquired business. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets are not deductible for tax purposes.
The primary reasons for the Company’s acquisition of Westcon and the principal factors that contribute to the recognition of goodwill are the strengthening of the Company’s presence in the western region of the United States and/or the synergies and related cost savings gained from the integration of the acquired operation.
The results of operations of Westcon are included in Transcat’s consolidated operating results as of the date the business was acquired. The following unaudited pro forma results assume the acquisition occurred at the beginning of each period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net Revenue	$19,614	$19,731	$39,613	$37,875

Net Income	$404	$364	$514	$452

Basic Earnings Per Share	$0.06	$0.05	$0.07	$0.06

Diluted Earnings Per Share	$0.05	$0.05	$0.07	$0.06
NOTE 6 – COMMITMENTS
Concurrent with the acquisition of Westcon, the Company entered into an agreement to lease property in Portland, Oregon for Westcon’s calibration laboratory. The facility, which is owned by an officer of the Company, the former sole stockholder of Westcon, is being leased under a non-cancelable operating lease over a three year period commencing on the acquisition date. The minimum future annual rental payments related to this lease are approximately $0.1 million per year.

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
During the first six months of fiscal year 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth over the eligible three-year period. During the second quarter of fiscal year 2009 and in conjunction with the acquisition of Westcon, we modified these awards by increasing the cumulative diluted earnings per share growth performance condition. The modification did not have an impact on our Consolidated Financial Statements.
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
RESULTS OF OPERATIONS
The following table sets forth, for the second quarter and the first six months of fiscal years 2009 and 2008, the components of our Consolidated Statements of Operations as a percentage of our net revenue (calculated on dollars in thousands).

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
As a Percentage of Net Revenue:

Product Sales	69.6%	67.5%	69.3%	67.5%
Service Revenue	30.4%	32.5%	30.7%	32.5%

Net Revenue	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	26.1%	27.9%	26.7%	28.0%
Service Gross Profit	21.0%	20.6%	21.0%	21.4%
Total Gross Profit	24.6%	25.5%	25.0%	25.8%

Selling, Marketing and Warehouse Expenses	11.4%	12.1%	12.9%	13.2%
Administrative Expenses	9.2%	9.8%	8.9%	9.5%

Total Operating Expenses	20.6%	21.9%	21.8%	22.7%

Operating Income	4.0%	3.6%	3.2%	3.1%

Interest Expense	0.2%	0.2%	0.1%	0.2%
Other Expense, net	–	1.3%	–	0.9%

Total Other Expense	0.2%	1.5%	0.1%	1.1%

Income Before Income Taxes	3.8%	2.1%	3.1%	2.0%
Provision for Income Taxes	1.5%	1.0%	1.2%	0.8%

Net Income	2.3%	1.1%	1.9%	1.2%

SECOND QUARTER ENDED SEPTEMBER 27, 2008 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 29, 2007
(dollars in thousands):
Revenue:

	Second Quarter Ended
	September 27,	September 29,
	2008	2007
Net Revenue:
Product Sales	$12,954	$11,219
Service Revenue	5,656	5,406

Total	$18,610	$16,625

Net revenue increased $2.0 million, or 11.9%, from the second quarter of fiscal year 2008 to the second quarter of fiscal year 2009.
Our product net sales results accounted for 69.6% of our total net revenue in the second quarter of fiscal year 2009 and 67.5% of our total net revenue in the second quarter of fiscal year 2008. For the second quarter of fiscal year 2009, product sales increased $1.7 million or 15.5% from the second quarter of fiscal year 2008. Product sales by Westcon, since the date of the acquisition, accounted for $0.9 million of this increase. Exclusive of Westcon, our product sales increased 7.6% over the second quarter of fiscal year 2008. Our fiscal years 2009 and 2008 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2009		FY 2008
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	15.5%	12.7%	(2.4%)	5.8%	13.6%	3.7%
Our average product sales per business day increased to $206 in the second quarter of fiscal year 2009, compared with $178 in the second quarter of fiscal year 2008 primarily due to a combination of organic growth and the addition of Westcon in the second quarter of fiscal 2009. Our product sales per business day for each fiscal quarter during the fiscal years 2009 and 2008 are as follows:

	FY 2009		FY 2008
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$206	$192	$197	$213	$178	$171
In the second quarter of fiscal year 2009, our direct distribution channel grew 5.6% year-over-year. The primary drivers of this growth were incremental sales associated with Westcon and increased international sales. Organic sales to our direct U.S. customers were relatively consistent year-over-year, while sales to Canadian customers declined. As a result of the changing geographical customer mix from more profitable Canadian customers to less profitable international customers, our direct distribution channel gross profit percentage decreased 120 basis points from the second quarter of fiscal year 2008 to the second quarter of fiscal year 2009. Within our reseller channel, sales increased 77.6% for the quarter with a slight improvement in gross profit percentage. Approximately 32.5% of the reseller sales dollar growth is attributable to Westcon. As for our organic growth, we believe resellers continue to utilize us for our extensive availability to provide a broad range of new and existing products from within our inventory. As the depth of our products increases, we anticipate continued growth within this channel. The following table reflects the percentage of net sales and the approximate gross profit percentage for significant distribution product channels for the second quarter of fiscal years 2009 and 2008:

	FY 2009 Second Quarter		FY 2008 Second Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	77.6%	25.8%	84.9%	27.0%
Reseller	20.8%	18.2%	13.5%	18.0%
Freight Billed to Customers	1.6%		1.6%

Total	100.0%		100.0%

(1)	Calculated as net sales less purchase costs divided by net sales.

Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for the second quarter of fiscal year 2009 decreased by approximately $0.3 million, or 17.2% from the second quarter of fiscal year 2008. This decrease is driven by a 21.1% decrease in the outstanding backorders balance, which can be attributed to a greater availability of products through our increased inventory levels. The following table reflects the percentage of total pending product shipments that are backorders at the end of the second quarter of fiscal year 2009 and our historical trend of total pending product shipments:

	FY 2009		FY 2008
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,398	$1,366	$1,419	$1,411	$1,689	$1,678

% of Pending Product Shipments That are Backorders	70.7%	74.7%	81.5%	78.1%	74.1%	81.0%
Service revenue increased $0.3 million, or 4.6%, from the second quarter of fiscal year 2008 to the second quarter of fiscal year 2009. Westcon contributed $0.2 million in service revenue in the second quarter of fiscal year 2009. Organic service revenue was relatively flat in the second quarter of fiscal year 2009 compared with the same period of the prior fiscal year. Service revenue in the second quarter of fiscal year 2009 was negatively impacted by Hurricane Ike. In addition to the forced two week shutdown of our largest calibration laboratory and repair center in Houston during the storm and its aftermath, many of our customers in that area postponed or cancelled expected calibration service requests. Additionally, repair service requests, which can be unpredictable from quarter-to-quarter, were down 12.3% year-over-year.
The timing of calibration orders and service segment expenses can vary on a quarter-to-quarter basis based on the nature of a customers’ business and calibration requirements. In general, a trailing twelve month trend provides a better indication of the progress of this segment. Service revenue for the twelve months ended September 27, 2008 was $23.4 million, up 7.7% when compared with $21.8 million for the twelve months ended September 29, 2007. Our fiscal years 2009 and 2008 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2009		FY 2008
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	4.6%	5.3%	10.6%	9.9%	8.6%	5.6%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to perform all calibrations in-house. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines, and we have historically subcontracted 15% to 20% of our customers’ equipment to outside vendors. In the second quarter of fiscal year 2009, 78.5% of service revenue was generated by our staff of technicians while 18.8% was subcontracted to outside vendors.

	FY 2009 Second		FY 2008 Second
	Quarter		Quarter
		% of		% of
	Service	Service	Service	Service
	Segment	Segment	Segment	Segment
	Revenue	Revenue	Revenue	Revenue
In-House	$4,441	78.5%	$4,266	78.9%
Outsourced	1,065	18.8%	995	18.4%
Freight Billed to Customers	150	2.7%	145	2.7%

Total	$5,656	100.0%	$5,406	100.0%

Gross Profit:

	Second Quarter Ended
	September 27,	September 29,
	2008	2007
Gross Profit:
Product	$3,386	$3,130
Service	1,188	1,116

Total	$4,574	$4,246

Total gross profit dollars increased 7.7% from the second quarter of fiscal year 2008 to the second quarter of fiscal year 2009. As a percentage of total net revenue, total gross profit declined 90 basis points for the same time period.
Gross profit for our products segment may be influenced by a number of factors including market channel mix, product mix and discounts to customers. Product gross profit in the second quarter of fiscal year 2009 was $3.4 million, or 26.1% of total product sales, compared with $3.1 million, or 27.9% of total product sales, in the second quarter of fiscal year 2008. The reduction in gross profit percentage was attributable to higher international and reseller sales, which have lower profit margin potential, combined with lower sales to Canadian customers, which typically have higher profit margins. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2009		FY 2008
	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit % (1)	24.2%	23.9%	24.1%	25.1%	25.8%	24.6%
Other Income % (2)	1.9%	3.4%	3.0%	3.0%	2.1%	3.4%

Product Gross Profit %	26.1%	27.3%	27.1%	28.1%	27.9%	28.0%

(1)	Calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Service gross profit in the second quarter of fiscal year 2009 was $1.2 million, or 21.0% of total service revenue, compared with $1.1 million, or 20.6% of total service revenue, in the same period of the prior fiscal year. Cost control measures were implemented in the quarter to compensate for the lower than expected revenue growth, resulting in relatively flat service gross profit. In general, our gross profit percentage for calibration services fluctuates on a quarterly basis due to the seasonality of our revenues (our fiscal fourth quarter is generally our strongest) and the timing of operating costs associated with our calibration laboratory operations. The following table reflects our service gross profit growth in relation to prior fiscal year quarters:

	FY 2009		FY 2008
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth (Decline)	6.5%	(0.3%)	32.5%	14.0%	5.0%	3.8%
Operating Expenses:

	Second Quarter Ended
	September 27,	September 29,
	2008	2007
Operating Expenses:
Selling, Marketing and Warehouse	$2,122	$2,018
Administrative	1,713	1,634

Total	$3,835	$3,652

Operating expenses increased $0.2 million, or 5.0%, from the second quarter of fiscal year 2008 to the second quarter of fiscal year 2009. Operating expenses as a percent of total revenue decreased from 22.0% in the second quarter of fiscal year 2008 to 20.6% in the second quarter fiscal year 2009. Selling, Marketing and Warehouse expenses increased to $2.1 million in the second quarter of fiscal year 2009 compared with $2.0 million in the same period of the prior fiscal year, but were down from $2.6 million in the first quarter of fiscal year 2009. Administrative expenses were $1.7 million for the second quarter of fiscal year 2009, which included $0.1 million in expenses for Westcon, compared with $1.6 million for the second quarter of fiscal year 2008 and $1.5 million in the first quarter of fiscal year 2009. Reduced expenses related to variable and stock-based compensation had a positive impact on both selling and administrative expenses compared with the first quarter of fiscal year 2009.
Other Expense:

	Second Quarter Ended
	September 27,	September 29,
	2008	2007
Other Expense:
Interest Expense	$28	$29
Other Expense, net	4	209

Total	$32	$238

Interest expense in the second quarter of fiscal year 2009 was consistent with the interest expense in the second quarter of fiscal year 2008. Other expenses, consisting primarily of foreign currency net losses, decreased due to a reduction in our intercompany balances.
Taxes:

	Second Quarter Ended
	September 27,	September 29,
	2008	2007
Provision for Income Taxes	$277	$162
In the second quarter of fiscal year 2009, we recognized a $0.3 million provision for income taxes, compared to a $0.2 million provision in the second quarter of fiscal year 2008, as a result of an increase in income before income taxes. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

SIX MONTHS ENDED SEPTEMBER 27, 2008 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 2007
(dollars in thousands):
Revenue:

	Six Months Ended
	September 27,	September 29,
	2008	2007
Net Revenue:
Product Sales	$25,265	$22,146
Service Revenue	11,198	10,669

Total	$36,463	$32,815

Net revenue increased $3.6 million, or 11.1%, from the first six months of fiscal year 2008 to the first six months of fiscal year 2009.
Our product net sales, which accounted for 69.3% of our total net revenue in the first six months of fiscal year 2009 and 67.5% of our total net revenue in the first six months of fiscal year 2008, have increased 14.1%. Exclusive of Westcon, product sales in the first six months of fiscal year 2009 were $24.4 million, a 10.1% increase compared to the $22.1 million in product sales in the first six months of fiscal year 2008. Total sales within our direct distribution channel increased 7.7% in the first six months of fiscal year 2009, with organic sales contributing 5.0% of this increase. This increase in organic sales is a result of growth in sales to our U.S. and international customers, partially offset by a decline in sales to our Canadian customers. The decline in Canadian sales, our most profitable channel, and lower margin sales by Westcon have had a negative impact on our overall direct channel gross margin. Our direct channel’s gross profit as a percent of product sales has declined 110 basis points from the first six months of fiscal year 2008 to the first six months of fiscal year 2009.
Within our reseller channel, we experienced a 52.5% increase in total sales and a 40.2% increase in organic sales during the first six months of fiscal year 2009. We attribute this growth to our ability to provide resellers an extensive availability to a broad range of new and existing products from within our inventory. Our reseller sales growth did not come at the expense of declining profit margins within the channel. We experienced a profit margin improvement of 100 basis points in the first six months of fiscal year 2009 compared to the first six months of fiscal year 2008. The following table provides the percentage of net sales and the approximate gross profit percentage for significant distribution product channels for the first six months of fiscal years 2009 and 2008:

	Six Months Ended		Six Months Ended
	September 27, 2008		September 29, 2007
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	79.7%	25.5%	84.4%	26.6%
Reseller	18.7%	17.9%	14.0%	16.9%
Freight Billed to Customers	1.6%		1.6%

Total	100.0%		100.0%

(1)	Calculated as net sales less purchase costs divided by net sales.
Service revenue increased $0.5 million, or 5.0%, from the first six months of fiscal year 2008 to the first six months of fiscal year 2009. Organic service revenue growth for the same time period was 3.0%. Service revenue in the first six months of fiscal year 2009 was negatively impacted by Hurricane Ike, which occurred in our fiscal second quarter, and a 13.7% decline in our repair business. In addition, within any six month period, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat during the same fiscal period for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment, customer capital expenditures and customer outsourcing decisions.

Gross Profit:

	Six Months Ended
	September 27,	September 29,
	2008	2007
Gross Profit:
Product	$6,748	$6,191
Service	2,351	2,282

Total	$9,099	$8,473

Total gross profit dollars increased 7.4% from the first six months of fiscal year 2008 to the first six months of fiscal year 2009. As a percentage of total net revenue, total gross profit declined 80 basis points for the same time period.
Product gross profit increased $0.6 million, or 9.0%, from the first six months of fiscal year 2008 to the first six months of fiscal year 2009, primarily because of a 14.1% increase in product net sales. As a percent of product net sales, product gross profit decreased 130 basis points for the same time period. This is primarily attributable to higher international and reseller sales, which have lower profit potential, combined with lower sales to Canadian customers, which typically have higher profit margins.
Service gross profit increased approximately $0.1 million, or 3.0%, from the first six months of fiscal year 2008 to the first six months of fiscal year 2009. As a percent of service revenue, service gross profit decreased 40 basis points from the first six months of fiscal year 2008 compared to the first six months of fiscal year 2009. In the first six months of fiscal year 2009, cost control measures were put into place to maintain relatively consistent service gross profit percentages, despite lower than expected revenue growth.
Operating Expenses:

	Six Months Ended
	September 27,	September 29,
	2008	2007
Operating Expenses:
Selling, Marketing and Warehouse	$4,717	$4,323
Administrative	3,255	3,107

Total	$7,972	$7,430

Operating expenses increased $0.5 million, or 7.3%, from the first six months of fiscal year 2008 to the first six months of fiscal year 2009. Selling, Marketing and Warehouse expenses increased $0.4 million, or 9.1%, as a result of our strategic decision to invest in our sales and marketing infrastructure in order to drive future revenue growth. In doing so, we have added breadth and depth to our sales management team and further expanded our coverage of accounts nationally. Administrative expenses increased $0.1 million, or 4.8%, from the first six months of fiscal year 2008 to the first six months of fiscal year 2009.
Other Expense:

	Six Months Ended
	September 27,	September 29,
	2008	2007
Other Expense:
Interest Expense	$27	$63
Other Expense	12	290

Total	$39	$353

Interest expense decreased slightly from the first six months of fiscal year 2008 to the first six months of fiscal year 2009 as a result of our reduced debt prior to our acquisition of Westcon. Other expenses, consisting primarily of foreign currency net losses, decreased due to a reduction in our intercompany balances.

Taxes:

	Six Months Ended
	September 27,	September 29,
	2008	2007
Provision for Income Taxes	$430	$258
In the first six months of fiscal year 2009, we recognized a $0.4 million provision for income taxes, compared to a $0.3 million provision in the first six months of fiscal year 2008, as a result of an increase in income before income taxes. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
As of September 27, 2008, cash along with projected operating cash flows are expected to support our normal business operations and capital purchases for the foreseeable future.
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	September 27,	September 29,
	2008	2007
Cash Provided by (Used in):
Operating Activities	$1,003	$2,222
Investing Activities	(5,212)	(999)
Financing Activities	4,186	(1,407)
Operating Activities: Cash provided by operating activities for the first six months of fiscal year 2009 was $1.0 million compared to $2.2 million of cash provided by operating activities in the first six months of fiscal year 2008. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: An aggressive product sales and marketing campaign in affiliation with one of our primary test and measurement instrument suppliers and continued efforts to maintain on-hand inventory for our top-selling items contributed to our use of approximately $0.3 million of operating cash during the first six months of fiscal year 2009 for inventory and accounts payable compared to $0.9 million of cash provided in the first six months of fiscal year 2008.

•	Receivables: We continue to generate positive operating cash flow and maintain strong collections on our accounts receivable. The following table illustrates our days sales outstanding from fiscal year 2008 to fiscal year 2009:

	September 27,	September 29,
	2008	2007
Net Sales, for the last two fiscal months	$13,517	$12,010
Accounts Receivable, net	$9,105	$7,874
Days Sales Outstanding (based on 60 days)	40	39
Investing Activities: During the second quarter of fiscal year 2009, we used approximately $4.6 million of cash to purchase Westcon. See Note 5 of our Consolidated Financial Statements in this report for more information on the acquisition. In addition, during the first six months of fiscal year 2009, approximately $0.6 million of cash was used for the purchase of property and equipment primarily for the expansion of capacity and capabilities within our calibration laboratories.
Financing Activities: The $4.1 million of cash provided by financing activities resulted primarily from borrowings to acquire Westcon of $4.6 million, offset by repayments on the Revolving Credit Facility using cash provided by operating activities.
Debt. On August 14, 2008, we amended our Chase Credit Agreement. The amendment provides for an increase in the amount available under the Revolving Credit Facility from $10 million to $15 million, an extension of the maturity date from November 2009 to August 2011 and an increase in interest and commitment fees. All other terms were unchanged. As of September 27, 2008, $4.3 million was outstanding and $10.7 million was available under the Chase Credit Agreement.
See Note 2 of our Consolidated Financial Statements in this report for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this report for a discussion of interest rates on our debt.
OUTLOOK
As we enter what are typically our strongest sales quarters, we anticipate accelerated growth rates in both of our business segments. Our growth objectives are dependent on new product launches from our strategic partners, our direct marketing efforts including our annual Master Catalog, and investments in our sales personnel. However, we remain cautious due to the effects the economy and credit markets may have on our customers and their purchase decisions. We expect operating and pre-tax income to exceed prior fiscal year comparisons, with future net income comparisons negatively impacted by a $0.8 million benefit from the reversal of a deferred tax asset valuation allowance in the third quarter of fiscal year 2008. As we integrate Westcon into our business systems and processes, we believe it will expand our revenue growth opportunities during the remainder of fiscal year 2009.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On September 27, 2008 and September 29, 2007, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates. As of September 27, 2008, $4.3 million was outstanding and $10.7 million was available under the Chase Credit Agreement.
Under our Chase Credit Agreement described in Note 2 of our Consolidated Financial Statements in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the first six months of fiscal year 2009 ranged from 3.0% to 4.6%.
FOREIGN CURRENCY
Approximately 90% of our total net revenues for the first six months of fiscal years 2009 and 2008 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our total net revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We periodically enter into foreign exchange forward contracts to reduce the risk that our earnings would be adversely affected by changes in currency exchange rates. The contracts are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the second quarter and the first six months of fiscal year 2009, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivable being hedged. On September 27, 2008, we had a foreign exchange forward contract, set to mature in October 2008, outstanding in the notional amount of $0.3 million. We do not use hedging arrangements for speculative purposes.
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
(b) Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in this report, we acquired Westcon, Inc. on August 14, 2008 and we are in the process of assessing a plan of integration for its operations.
PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
You should carefully consider the following risk factors in evaluating us and our business. These risks are not exclusive, and additional risks to which we are subject include, but are not limited to, the risks of our businesses described elsewhere in this report and in other documents we file with the SEC, including our Annual Report on Form 10-K for the fiscal year ended March 29, 2008. If any of the following risks occur, our business, financial condition and operating results could be materially adversely affected.

Our Acquisitions Or Future Acquisition Efforts, Which Are Important To Our Growth, May Not Be Successful, Which May Limit Our Growth Or Adversely Affect Our Results Of Operations And Financial Condition
Acquisitions have been an important part of our development to date. During our second quarter of fiscal year 2009, we acquired Westcon. As part of our business strategy, we may make additional acquisitions of companies that could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of or finance the acquisition. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions, including Westcon, without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of our management’s attention or failure to integrate our information and accounting systems. As a result of our recent acquisition of Westcon and future acquisitions, we may not realize the revenues and cost savings that we expect to achieve or that would justify the acquisition investments, and we may incur costs in excess of what we anticipate. To effectively manage our expected future growth, we must continue to successfully manage our integration of the companies that we acquire and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business growth and results of operations could be adversely affected.
Our Recently Completed Acquisition Of Westcon Makes Evaluating Our Operating Results Difficult Given The Significance To Our Operations, And Our Historical Results Do Not Give You An Accurate Indication Of How We Will Perform In The Future
Our historical results of operations do not give effect for a full fiscal year to our acquisition of Westcon. Accordingly, our historical financial information does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of this acquisition, or give you an accurate indication of how we will perform in the future.
The Financing Of Any Future Acquisitions We Make May Result In Dilution To Your Stock Ownership And/Or Could Increase Our Leverage And Our Risk Of Defaulting On Our Bank Debt
 Our business strategy includes expansion into new markets and enhancement of our position in existing markets, including through acquisitions. In order to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and our risk of default under our existing credit facility. For example, in financing our recent Westcon acquisition we issued 150,000 shares of our common stock in a private placement to Westcon’s sole stockholder and incurred approximately $4.6 million of additional debt under our amended credit facility to fund a portion of the purchase price.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On August 19, 2008, our shareholders voted on the proposals set forth below at the annual meeting.
Proposal 1:
Richard J. Harrison, Harvey J. Palmer and John T. Smith were elected as directors of the Company, each to serve until the annual meeting of shareholders to be held in 2011. The number of shares that voted for the election of each director nominee and the number of shares that withheld authority to vote for each director nominee are as follows:

Nominees	Votes For	Votes Withheld
Richard J. Harrison	6,921,670	43,721
Harvey J. Palmer	6,919,670	45,721
John T. Smith	6,625,699	339,692
The other directors, whose terms of office continued after the meeting, are Francis R. Bradley, Charles P. Hadeed, Nancy D. Hessler, Paul D Moore, Alan H. Resnick and Carl E. Sassano.
Proposal 2:
The proposal to fix the number of directors constituting the board of directors at nine was approved. The number of shares that voted for, against and abstained from voting on this proposal are as follows:

Votes For:	6,869,581
Votes Against:	73,261
Votes Abstained:	22,550
Broker Non-Votes	–
Proposal 3:
The amendment to Article II, Section 3 of the Company’s Code of Regulations to be consistent with Section 1701.58 of the Ohio Revised Code which provides in the context of a classified board that shareholders may only remove a director for cause, and to change the voting requirements for such removal, was defeated. The vote required for approval of this amendment was 75% of the issued and outstanding shares. The number of shares that voted for, against and abstained from voting on this proposal, and the number of broker non-votes are as follows:

Votes For:	4,623,661
Votes Against:	430,852
Votes Abstained:	16,552
Broker Non-Votes*	1,894,327

*    Under the rules governing brokers who have record ownership of shares that they hold in “street name” for their clients–who are the beneficial owners of such shares–brokers have the discretion to vote such shares on routine matters, such as director elections and the ratification of the selection of an independent registered public accounting firm, but not on matters that may be deemed to be non-routine. A “broker non-vote” occurs when shares held by a broker are not voted on a non-routine proposal because the broker has not received voting instructions from the beneficial owner and the broker lacks discretionary authority to vote the shares in the absence of such instructions. Accordingly, a broker non-vote on this proposal had the same effect as a vote against the proposal because shares that were not voted did not count toward the 75% vote requirement.
Proposal 4:
The amendment to Article XI of the Company’s Code of Regulations to allow the board of directors to amend certain provisions of the Code of Regulations was approved. The number of shares that voted for, against and abstained from voting on this proposal are as follows:

Votes For:	6,753,385
Votes Against:	182,835
Votes Abstained:	29,170
Broker Non-Votes	–
Proposal 5:
The selection of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending March 28, 2009 was ratified. The number of shares that voted for, against and abstained from voting on this proposal are as follows:

Votes For:	6,925,429
Votes Against:	19,507
Votes Abstained:	20,456
Broker Non-Votes:	–
ITEM 5. OTHER INFORMATION
On June, 2, 2008, the Company entered into an agreement with Gallina Development Corporation to extend the operating lease for its facility in Rochester, New York through March 31, 2019 ( the “Lease Addendum”). The Lease Addendum will become effective upon completion of an expansion of the existing facility, which is expected to occur during the Company's fiscal year ending March 28, 2009 and is being funded solely by Gallina Development Corporation. Pursuant to the Lease Addendum, the total minimum future rental payments will be approximately $3.4 million.
This summary is qualified in its entirety by reference to the full text of the Lease Addendum, a copy of which is filed as Exhibit 10.3 to this report and incorporated herein by reference.
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 12, 2008	/s/ Charles P. Hadded

Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: November 12, 2008	/s/ John J. Zimmer

John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws

	3.1	Code of Regulations, as amended

(10)	Material Contracts

	10.1	Amendment Number One to Credit Agreement dated as of August 14, 2008 between Transcat, Inc. and JPMorgan Chase Bank, N.A.

	10.2	Agreement and Plan of Merger by and among Transcat Acquisition Corp., Westcon, Inc. and David Goodhead dated as of August 14, 2008

	10.3	Lease Addendum between Gallina Development Corporation and Transcat, Inc. dated June 2, 2008

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer

	31.2	Certification of Chief Financial Officer

(32)	Section 1350 Certifications

	32.1	Section 1350 Certifications