Form 10-Q
period 2008-12-27
TRANSCAT INC
filed 2009-02-09
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 27, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of February 6, 2009 was 7,376,278.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007

Product Sales	$13,986	$13,005	$39,251	$35,151
Service Revenue	6,006	5,435	17,204	16,104

Net Revenue	19,992	18,440	56,455	51,255

Cost of Products Sold	10,538	9,351	29,055	25,306
Cost of Services Sold	4,723	4,376	13,570	12,763

Total Cost of Products and Services Sold	15,261	13,727	42,625	38,069

Gross Profit	4,731	4,713	13,830	13,186

Selling, Marketing and Warehouse Expenses	2,606	2,304	7,323	6,627
Administrative Expenses	1,503	1,365	4,758	4,472

Total Operating Expenses	4,109	3,669	12,081	11,099

Operating Income	622	1,044	1,749	2,087

Interest Expense	43	17	70	80
Other Expense, net	56	135	68	425

Total Other Expense	99	152	138	505

Income Before Income Taxes	523	892	1,611	1,582
Provision for (Benefit from) Income Taxes	181	(316)	611	(58)

Net Income	342	1,208	1,000	1,640

Other Comprehensive (Loss) Income	(89)	(19)	(92)	438

Comprehensive Income	$253	$1,189	$908	$2,078

Basic Earnings Per Share	$0.05	$0.17	$0.14	$0.23
Average Shares Outstanding	7,373	7,162	7,280	7,119

Diluted Earnings Per Share	$0.05	$0.17	$0.13	$0.23
Average Shares Outstanding	7,599	7,314	7,486	7,266
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 27,	March 29,
	2008	2008
ASSETS
Current Assets:
Cash	$78	$208
Accounts Receivable, less allowance for doubtful accounts of $78 and $56 as of December 27, 2008 and March 29, 2008, respectively	8,689	9,346
Other Receivables	818	370
Inventory, net	5,534	5,442
Prepaid Expenses and Other Current Assets	1,055	773
Deferred Tax Asset	275	248

Total Current Assets	16,449	16,387
Property and Equipment, net	3,741	3,211
Goodwill	7,923	2,967
Intangible Asset, net	1,137	–
Deferred Tax Asset	805	1,435
Other Assets	367	344

Total Assets	$30,422	$24,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,765	$5,947
Accrued Compensation and Other Liabilities	1,994	2,489
Income Taxes Payable	–	62

Total Current Liabilities	6,759	8,498
Long-Term Debt	5,311	302
Other Liabilities	495	427

Total Liabilities	12,565	9,227

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,648,907 and 7,446,223 shares issued as of December 27, 2008 and March 29, 2008, respectively; 7,373,125 and 7,170,441 shares outstanding as of December 27, 2008 and March 29, 2008, respectively	3,824	3,723
Capital in Excess of Par Value	8,380	6,649
Accumulated Other Comprehensive Income	344	436
Retained Earnings	6,297	5,297
Less: Treasury Stock, at cost, 275,782 shares as of December 27, 2008 and March 29, 2008	(988)	(988)

Total Shareholders’ Equity	17,857	15,117

Total Liabilities and Shareholders’ Equity	$30,422	$24,344

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 27,	December 29,
	2008	2007
Cash Flows from Operating Activities:
Net Income	$1,000	$1,640
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	168	(333)
Depreciation and Amortization	1,365	1,290
Provision for (Recovery of) Accounts Receivable and Inventory Reserves	111	(48)
Stock-Based Compensation Expense	476	601
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,050	409
Inventory	308	(1,200)
Prepaid Expenses and Other Assets	(792)	(859)
Accounts Payable	(1,568)	1,402
Accrued Compensation and Other Liabilities	(522)	(287)
Income Taxes Payable	(251)	55

Net Cash Provided by Operating Activities	1,345	2,670

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,038)	(1,351)
Purchase of Westcon, Inc., net of cash acquired	(5,641)	–

Net Cash Used in Investing Activities	(6,679)	(1,351)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	4,945	(1,637)
Payments on Other Debt Obligations	(4)	–
Issuance of Common Stock	202	219
Excess Tax Benefits Related to Stock-Based Compensation	41	–

Net Cash Provided by (Used in) Financing Activities	5,184	(1,418)

Effect of Exchange Rate Changes on Cash	20	44

Net Decrease in Cash	(130)	(55)
Cash at Beginning of Period	208	357

Cash at End of Period	$78	$302

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$42	$90
Income Taxes, net	$729	$264

Supplemental Disclosure of Non-Cash Investing Activity:
Stock Issued in Connection with Business Acquisition	$1,113	$–
Capital Lease Obligation	$49	$–
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 29, 2008	7,446	$3,723	$6,649	$436	$5,297	276	$(988)	$15,117
Issuance of Common Stock	202	101	1,214					1,315
Stock-Based Compensation			476					476
Tax Benefit from Stock-Based Compensation			41					41
Comprehensive Income:
Currency Translation Adjustment				(98)				(98)
Unrecognized Prior Service Cost, net of tax				6				6
Net Income					1,000			1,000

Balance as of December 27, 2008	7,648	$3,824	$8,380	$344	$6,297	276	$(988)	$17,857

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
The estimated fair value of the awards granted during the first nine months of the fiscal year ending March 28, 2009 (“fiscal year 2009”) was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of awards granted of $4.02 per share. During the third quarter and the first nine months of fiscal year 2009, the Company recorded non-cash stock-based compensation in the amount of $0.1 million and $0.5 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income.
The following summarizes the assumptions used in the Black-Scholes model during the first nine months of fiscal year 2009:

Expected life	6 years
Annualized volatility rate	61.3%
Risk-free rate of return	3.3%
Dividend rate	0.0%
The Black-Scholes model incorporates assumptions to value stock-based awards. The risk-free rate of return for periods within the contractual life of the award is based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility is based on historical volatility of the Company’s stock. The expected option term represents the period that stock-based awards are expected to be outstanding based on the simplified method, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life. For the expected term, the Company has “plain vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006.
Foreign Currency Translation and Transactions: The accounts of Transmation (Canada) Inc. are maintained in the local currency and have been translated to United States dollars. Accordingly, the amounts representing assets and liabilities, except for equity, have been translated at the period-end rates of exchange and related sales and expense amounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of Transmation (Canada) Inc.’s balance sheets into United States dollars are recorded directly to the accumulated other comprehensive income component of shareholders’ equity.
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first nine months of fiscal year 2009 and $0.4 million in the first nine months of fiscal year 2008. The Company periodically enters into foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the third quarter and the first nine months of fiscal year 2009, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On December 27, 2008, the Company had a foreign exchange forward contract, set to mature in February 2009, outstanding in the notional amount of $0.4 million. The Company does not use hedging arrangements for speculative purposes.
Earnings Per Share: Basic earnings per share of common stock is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflects the assumed conversion of stock options, warrants, and unvested restricted stock awards using the treasury stock method in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and warrants are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.
For the third quarters of fiscal years 2009 and 2008, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. For the first nine months of fiscal years 2009 and 2008, the net additional common stock equivalents had a $0.01 per share effect and no effect, respectively, on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants and unvested restricted stock are summarized as follows:

	Third Quarter Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Shares:
Dilutive	226	152	206	147
Anti-dilutive	557	612	577	618

Total	783	764	783	765

Range of Exercise Prices per Share:
Options	$2.20-$7.72	$2.20-$7.72	$2.20-$7.72	$2.20-$7.72
Warrants	$2.83-$5.80	$2.31-$5.80	$2.83-$5.80	$2.31-$5.80

NOTE 2 – DEBT
Description. On August 14, 2008, Transcat amended its credit agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The amendment to the Chase Credit Agreement provided for an increase in the amount available under the revolving credit facility (the “Revolving Credit Facility”) from $10 million to $15 million, an extension of the maturity date from November 2009 to August 2011 and an increase in interest and commitment fees. All other terms were unchanged. As of December 27, 2008, $5.2 million was outstanding and $9.8 million was available under the Chase Credit Agreement.
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) or the London Interbank Offered Rate, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Company’s interest rate for the first nine months of fiscal year 2009 ranged from 1.4% to 5.5%. If the Chase Credit Agreement, as amended, had been in effect for the entire nine month fiscal period ended December 27, 2008, the Company’s interest rate would have ranged from 1.4% to 5.5%.
Covenants. The Chase Credit Agreement has various financial and non-financial covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2009.
Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of Transmation (Canada) Inc. and Westcon as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. In addition, Transcat maintains a warrant plan for directors (the “Directors’ Warrant Plan”). At December 27, 2008, the number of shares available for future grant under the 2003 Plan totaled 0.3 million.
Stock Options: Options generally vest over a period of up to four years and expire ten years from the date of grant. Beginning in the second quarter of fiscal year 2008, options granted to executive officers vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. Prior options granted to executive officers vested equally over three years. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.
The following table summarizes the stock options as of and for the first nine months ended December 27, 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 29, 2008	656	$5.64
Granted	20	6.75
Exercised	(6)	2.69
Cancelled/Forfeited	(4)	6.35

Outstanding as of December 27, 2008	666	5.70	8	$1,396

Exercisable as of December 27, 2008	286	4.05	7	1,070

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on December 27, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of December 27, 2008 was $1.1 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised during the first nine months of fiscal year 2009 was less than $0.1 million. Cash received from the exercise of options was less than $0.1 million during the first nine months of fiscal year 2009.

Restricted Stock: The 2003 Plan also allows the Company to grant stock awards. During fiscal year 2009, the Company granted performance-based restricted stock awards in place of stock options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth over the eligible three-year period. During the second quarter of fiscal year 2009 and in conjunction with the acquisition of Westcon, the Company modified these awards by increasing the cumulative diluted earnings per share growth performance condition. The modification did not have an impact on the Company’s Consolidated Financial Statements.
Compensation cost ultimately recognized for these awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance condition. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance condition. For the first nine months of fiscal year 2009, total expense relating to restricted stock awards, based on grant-date fair market value, was less than $0.1 million. Unearned compensation totaled $0.2 million as of December 27, 2008.
Warrants: Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. Warrants vest over a three year period and expire in five years from the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted. Warrants outstanding on December 27, 2008 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan.
The following table summarizes warrants as of and for the first nine months ended December 27, 2008:

		Weighted	Weighted Average
	Number	Average	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 29, 2008	99	$3.75
Exercised	(30)	2.55
Cancelled/Forfeited	(4)	5.25

Outstanding as of December 27, 2008	65	4.23	2	$231

Exercisable as of December 27, 2008	59	4.09	1	220

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on December 27, 2008. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of warrants exercised during the first nine months of fiscal year 2009 was $0.2 million. Cash received from the exercise of warrants was less than $0.1 million during the first nine months of fiscal year 2009.

NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the third quarter and the nine months ended December 27, 2008 and December 29, 2007:

	Third Quarter Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
Net Revenue:
Product Sales	$13,986	$13,005	$39,251	$35,151
Service Revenue	6,006	5,435	17,204	16,104

Total	19,992	18,440	56,455	51,255

Gross Profit:
Product	3,448	3,654	10,196	9,845
Service	1,283	1,059	3,634	3,341

Total	4,731	4,713	13,830	13,186

Operating Expenses:
Product	2,540	2,316	7,275	6,896
Service	1,569	1,353	4,806	4,203

Total	4,109	3,669	12,081	11,099

Operating Income	622	1,044	1,749	2,087

Unallocated Amounts:
Other Expense, net	99	152	138	505
Provision for (Benefit from) Income Taxes	181	(316)	611	(58)

Total	280	(164)	749	447

Net Income	$342	$1,208	$1,000	$1,640

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
In addition, Transcat and the sole stockholder entered into an Earn Out Agreement dated as of the closing of the merger. This agreement provides that the sole stockholder may be entitled to certain contingent earn out payments subject to continued employment and Westcon achieving certain post-closing profit and revenue targets. These potential future payments are expected to be recorded as compensation expense in the period earned.

The following is a summary of the preliminary purchase price allocation:

Purchase Price Paid:
Cash Paid to Seller at Closing	$4,216
Westcon Debt Paid by Transcat at Closing	466
Fair Value of Common Stock Issued	1,113
Cash Paid to Seller in November 2008	1,017
Direct Acquisition Costs	116

Total Purchase Price	$6,928

Allocation of Purchase Price:
Intangible Asset – Customer Base	$1,206
Deferred Tax Liability	(458)
Goodwill	4,956

5,704
Plus: Current Assets	1,675
Non-Current Assets	274
Less: Current Liabilities	(658)
Non-Current Liabilities	(67)

Total Purchase Price	$6,928

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

	(Unaudited)
	Third Quarter	(Unaudited)
	Ended	Nine Months Ended
	December 29,	December 27,	December 29,
	2007	2008	2007

Net Revenue	$21,039	$59,605	$58,914

Net Income	$1,257	$837	$1,709

Basic Earnings Per Share	$0.17	$0.12	$0.24

Diluted Earnings Per Share	$0.17	$0.11	$0.23
NOTE 6 – COMMITMENTS
Concurrent with the acquisition of Westcon, the Company entered into an agreement to lease property in Portland, Oregon for Westcon’s calibration laboratory. The facility, which is owned by an officer of the Company (the former sole stockholder of Westcon) is being leased under a non-cancelable operating lease over a three year period commencing on the acquisition date. The minimum future annual rental payments are approximately $0.1 million per year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results may materially differ from those expressed or forecasted in any such forward-looking statements. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements elsewhere in this report and in any documents incorporated herein by reference. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the Risk Factors in Item 1A of Part II of this report and the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 29, 2008. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Options generally vest over a period of up to four years and expire ten years from the date of grant. Beginning in the second quarter of fiscal year 2008, options granted to executive officers vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. Prior options granted to executive officers vested equally over three years. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.
During fiscal year 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth over the eligible three-year period. During the second quarter of fiscal year 2009 and in conjunction with the acquisition of Westcon, we modified these awards by increasing the cumulative diluted earnings per share growth performance condition. The modification did not have an impact on our Consolidated Financial Statements. Compensation cost ultimately recognized for these awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance condition. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance condition.

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
RESULTS OF OPERATIONS
The following table sets forth, for the third quarter and the first nine months of fiscal years 2009 and 2008, the components of our Consolidated Statements of Operations as a percentage of our net revenue (calculated on dollars in thousands).

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 27,	December 29,	December 27,	December 29,
	2008	2007	2008	2007
As a Percentage of Net Revenue:

Product Sales	70.0%	70.5%	69.5%	68.6%
Service Revenue	30.0%	29.5%	30.5%	31.4%

Net Revenue	100.0%	100.0%	100.0%	100.0%

Product Gross Profit	24.7%	28.1%	26.0%	28.0%
Service Gross Profit	21.4%	19.5%	21.1%	20.7%
Total Gross Profit	23.7%	25.6%	24.5%	25.7%

Selling, Marketing and Warehouse Expenses	13.0%	12.5%	13.0%	12.9%
Administrative Expenses	7.5%	7.4%	8.4%	8.7%

Total Operating Expenses	20.5%	19.9%	21.4%	21.6%

Operating Income	3.2%	5.7%	3.1%	4.1%

Interest Expense	0.2%	0.1%	0.1%	0.2%
Other Expense, net	0.3%	0.7%	0.1%	0.8%

Total Other Expense	0.5%	0.8%	0.2%	1.0%

Income Before Income Taxes	2.7%	4.9%	2.9%	3.1%
Provision for (Benefit from) Income Taxes	0.9%	(1.7)%	1.1%	(0.1)%

Net Income	1.8%	6.6%	1.8%	3.2%

THIRD QUARTER ENDED DECEMBER 27, 2008 COMPARED TO THIRD QUARTER ENDED DECEMBER 29, 2007 (dollars in thousands):
Revenue:

	Third Quarter Ended
	December 27,	December 29,
	2008	2007
Net Revenue:
Product Sales	$13,986	$13,005
Service Revenue	6,006	5,435

Total	$19,992	$18,440

Net revenue increased $1.6 million, or 8.4%, from the third quarter of fiscal year 2008 to the third quarter of fiscal year 2009.
Our product net sales results accounted for 70.0% of our total net revenue in the third quarter of fiscal year 2009 and 70.5% of our total net revenue in the third quarter of fiscal year 2008. For the third quarter of fiscal year 2009, product sales increased $1.0 million or 7.5% from the third quarter of fiscal year 2008. The Westcon acquisition contributed sales of $1.3 million, which more than offset the 2.1%, or $0.3 million, sales decline from the organic business. The decline in our organic sales was primarily attributed to the impact of the adverse economic conditions in November and December 2008. Our fiscal years 2009 and 2008 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2009			FY 2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Product Sales Growth (Decline)	7.5%	15.5%	12.7%	(2.4%)	5.8%	13.6%	3.7%
Our average product sales per business day increased to $226 in the third quarter of fiscal year 2009, compared with $213 in the third quarter of fiscal year 2008. This improvement was primarily due to the incremental sales associated with the acquisition of Westcon which occurred in the second quarter of fiscal year 2009. Our product sales per business day for each fiscal quarter during the fiscal years 2009 and 2008 are as follows:

	FY 2009			FY 2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Product Sales Per Business Day	$226	$206	$192	$197	$213	$178	$171

In the third quarter of fiscal year 2009, sales to our direct distribution channel remained relatively consistent with sales from the same time period the prior fiscal year. Sales growth associated with incremental Westcon sales was offset by a decline in organic sales to our direct customers, primarily as a result of the sluggish economy. Our organic sales decline was most prevalent in our U.S. and Canadian direct channels, while sales in our international channel declined less significantly. Canadian sales comparisons for the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008 were also impacted by the exchange rate, as the Canadian dollar in relation to the U.S. dollar weakened by approximately 1,700 basis points. The mix of sales from more profitable U.S. and Canadian customers to less profitable international customers, as well as our extension of greater discounts to customers to remain competitive in the current economic conditions, reduced our direct distribution channel gross profit percentage by 230 basis points from the third quarter of fiscal year 2008 to the third quarter of fiscal year 2009. Within our reseller channel, sales increased 58.7% for the quarter with a slight improvement in gross profit percentage. Approximately 46.2% of the reseller sales dollar growth is attributable to Westcon. As for our organic growth, we believe resellers continue to utilize us for our ability to provide a broad range of new and existing products from within our inventory. As the depth of our products increase, we anticipate continued growth within this channel. The following table reflects the percentage of net sales and the approximate gross profit percentage for significant distribution product channels for the third quarters of fiscal years 2009 and 2008:

	FY 2009 Third Quarter		FY 2008 Third Quarter
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	79.7%	23.9%	85.6%	26.2%
Reseller	19.1%	18.1%	13.0%	17.7%
Freight Billed to Customers	1.2%		1.4%

Total	100.0%		100.0%

(1)	Calculated as net sales less purchase costs divided by net sales.
Customer product orders include orders for products that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for the third quarter of fiscal year 2009 increased by approximately $0.3 million, or 20.6% from the third quarter of fiscal year 2008. This was driven by a 29.9% increase in the outstanding backorders balance, a direct result of our integration of Westcon onto our order entry system. The following table reflects the percentage of total pending product shipments that are backorders at the end of the third quarter of fiscal year 2009 and our historical trend of total pending product shipments:

	FY 2009			FY 2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Total Pending Product Shipments	$1,701	$1,398	$1,366	$1,419	$1,411	$1,689	$1,678

% of Pending Product Shipments That are Backorders	84.1%	70.7%	74.7%	81.5%	78.1%	74.1%	81.0%
Service revenue increased $0.6 million, or 10.5%, from the third quarter of fiscal year 2008 to the third quarter of fiscal year 2009. Westcon contributed $0.4 million in service revenue in the third quarter of fiscal year 2009. Organic service revenue increased $0.2 million, or 3.8%, for the third quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2008. Within our organic business, service segment revenue from the life sciences industry more than offset declines in demand from industrial and energy markets. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis based on the nature of a customers’ business and calibration requirements, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service revenue for the twelve months ended December 27, 2008 was $24.0 million, up 7.9% when compared with $22.3 million for the twelve months ended December 29, 2007. Our fiscal years 2009 and 2008 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2009			FY 2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Service Revenue Growth	10.5%	4.6%	5.3%	10.6%	9.9%	8.6%	5.6%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to perform all calibrations in-house. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines, and historically 15% to 20% of our service segment revenue has been a result of subcontracting our customers’ equipment to outside vendors. In the third quarter of fiscal year 2009, 78.3% of service revenue was generated by our staff of technicians while 18.2% was subcontracted to outside vendors.

	FY 2009 Third		FY 2008 Third
	Quarter		Quarter
		% of		% of
	Service	Service	Service	Service
	Segment	Segment	Segment	Segment
	Revenue	Revenue	Revenue	Revenue
In-House	$4,705	78.3%	$4,284	78.8%
Outsourced	1,093	18.2%	1,009	18.6%
Freight Billed to Customers	208	3.5%	142	2.6%

Total	$6,006	100.0%	$5,435	100.0%

Gross Profit:

	Third Quarter Ended
	December 27,	December 29,
	2008	2007
Gross Profit:
Product	$3,448	$3,654
Service	1,283	1,059

Total	$4,731	$4,713

Total gross profit dollars in the third quarter of fiscal year 2009 were relatively consistent with the third quarter of fiscal year 2008. As a percentage of total net revenue, total gross profit declined 190 basis points for the same time period.
Gross profit for our Product segment may be influenced by a number of factors including market channel mix, product mix, foreign currency fluctuations and discounts to customers. Product gross profit in the third quarter of fiscal year 2009 was $3.4 million, or 24.7% of total product sales, compared with $3.7 million, or 28.1% of total product sales, in the third quarter of fiscal year 2008. The reduction in gross profit percentage was primarily attributable to a greater mix of reseller sales, which have lower profit margins, combined with lower sales to direct U.S. and Canadian customers, which typically have higher profit margins. Also impacting the product gross profit was approximately $0.1 million less in vendor rebates received in the third quarter of fiscal year 2009 compared to the third quarter of fiscal year 2008. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2009			FY 2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Product Gross Profit % (1)	22.8%	24.2%	23.9%	24.1%	25.1%	25.8%	24.6%
Other Income % (2)	1.9%	1.9%	3.4%	3.0%	3.0%	2.1%	3.4%

Product Gross Profit %	24.7%	26.1%	27.3%	27.1%	28.1%	27.9%	28.0%

(1)	Calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Service gross profit in the third quarter of fiscal year 2009 was $1.3 million, or 21.4% of total service revenue, compared with $1.1 million, or 19.5% of total service revenue, in the same period of the prior fiscal year. In the third quarter of fiscal year 2009, we continued the cost control measures implemented in the second quarter of fiscal year 2009 in order to compensate for the lower than expected revenue growth, resulting in a 39.2% incremental margin from increased revenue. In general, our gross profit percentage for calibration services fluctuates on a quarterly basis due to the seasonality of our revenues (our fiscal fourth quarter is generally our strongest) and the timing of operating costs associated with our calibration laboratory operations. The following table reflects our service gross profit growth in relation to prior fiscal year quarters:

	FY 2009			FY 2008
	Q3	Q2	Q1	Q4	Q3	Q2	Q1

Service Gross Profit Dollar (Decline) Growth	21.2%	6.5%	(0.3%)	32.5%	14.0%	5.0%	3.8%
Operating Expenses:

	Third Quarter Ended
	December 27,	December 29,
	2008	2007
Operating Expenses:
Selling, Marketing and Warehouse	$2,606	$2,304
Administrative	1,503	1,365

Total	$4,109	$3,669

Operating expenses increased $0.4 million, or 12.0%, from the third quarter of fiscal year 2008 to the third quarter of fiscal year 2009. Operating expenses as a percent of total revenue increased from 19.9% in the third quarter of fiscal year 2008 to 20.5% in the third quarter of fiscal year 2009. Included in the third quarter of fiscal year 2009 operating expenses were approximately $0.2 million in one-time integration expenses related to the acquisition of Westcon. Exclusive of these one-time expenses, Administrative expenses would have been relatively consistent year-over-year. Selling, Marketing and Warehouse expenses increased to $2.6 million in the third quarter of fiscal year 2009 compared with $2.3 million in the same period of the prior fiscal year, primarily related to increased cost associated with our acquisition of Westcon and strategic investments in our sales and marketing for the Service segment. Year-over-year operating expenses were positively impacted in the third quarter of fiscal year 2009 by reductions in management bonus and employee profit sharing expenses when compared with the third quarter of fiscal year 2008.
Other Expense:

	Third Quarter Ended
	December 27,	December 29,
	2008	2007
Other Expense:
Interest Expense	$43	$17
Other Expense, net	56	135

Total	$99	$152

The increase in interest expense in the third quarter of fiscal year 2009 when compared with the third quarter of fiscal year 2008 was a result of higher debt levels due to the acquisition of Westcon. Other expenses decreased approximately $0.1 million due to reduced foreign exchange losses associated with changes in the exchange rate between the U.S. dollar and Canadian dollar. We have a program in place to hedge the majority of our risk to fluctuations in the value of the U.S. dollar relative to the Canadian dollar.
Taxes:

	Third Quarter Ended
	December 27,	December 29,
	2008	2007

Provision for (Benefit from) Income Taxes	$181	$(316)
In the third quarter of fiscal year 2009, we recognized a $0.2 million provision for income taxes, compared to a $0.3 million benefit from income taxes in the third quarter of fiscal year 2008. The 2008 benefit was a result of a reversal of a $0.8 million deferred tax asset valuation allowance. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.
NINE MONTHS ENDED DECEMBER 27, 2008 COMPARED TO NINE MONTHS ENDED DECEMBER 29, 2007 (dollars in thousands):
Revenue:

	Nine Months Ended
	December 27,	December 29,
	2008	2007
Net Revenue:
Product Sales	$39,251	$35,151
Service Revenue	17,204	16,104

Total	$56,455	$51,255

Net revenue increased $5.2 million, or 10.1%, from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009.
Our product net sales, which accounted for 69.5% of our total net revenue for the first nine months of fiscal year 2009 and 68.6% of our total net revenue for the first nine months of fiscal year 2008, have increased $4.1 million, or 11.7%. Incremental sales as a result of the acquisition of Westcon accounted for $2.1 million of the increase. Organic product net sales increased $2.0 million, or 5.6%, for the first nine months of fiscal year 2009. Total sales within our direct distribution channel increased 4.8%, with Westcon contributing 89.1% of the sales dollar growth. The organic growth within our direct channel was $0.2 million and resulted from slight growth in our U.S. direct channel and 13.1% growth in our International direct channel, partially offset by a 20.2% decline in sales into our Canadian direct channel. Overall, lower than expected sales growth in the later part of the third quarter of fiscal year 2009 resulting from weakening economic conditions mostly offset sales growth achieved earlier in fiscal year 2009. The decline in Canadian sales and lower margin sales by Westcon have had a negative impact on our overall direct channel gross margin. Our direct channel’s gross profit as a percent of product sales has declined 160 basis points from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009.
Within our reseller channel, we experienced a 54.7% increase in total sales and a 37.1% increase in organic sales during the first nine months of fiscal year 2009. We attribute this growth to our ability to provide resellers with a broad range of new and existing products from within our inventory. Our reseller sales growth did not come at the expense of declining profit margins within the channel. We experienced a profit margin improvement of 80 basis points in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008. The following table provides the percentage of net sales and the approximate gross profit percentage for significant distribution product channels for the first nine months of fiscal years 2009 and 2008:

	Nine Months Ended		Nine Months Ended
	December 27, 2008		December 29, 2007
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit % (1)	Net Sales	Profit % (1)
Direct	79.7%	24.9%	84.9%	26.5%
Reseller	18.9%	18.0%	13.6%	17.2%
Freight Billed to Customers	1.4%		1.5%

Total	100.0%		100.0%

(1)	Calculated as net sales less purchase costs divided by net sales.
Service revenue increased $1.1 million, or 6.8%, from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009. Organic service revenue growth for the same time period was 3.3%. Service revenue in the first nine months of fiscal year 2009 was negatively impacted by the weakening economic conditions experienced in our fiscal third quarter, by Hurricane Ike which occurred in our fiscal second quarter, and an 8.4% decline in our repair business. In addition, within any nine month period, while we may add new customers, we also have customers from the prior year whose calibrations may not repeat during the same fiscal period for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on equipment, customer capital expenditures and customer outsourcing decisions.

Gross Profit:

	Nine Months Ended
	December 27,	December 29,
	2008	2007
Gross Profit:
Product	$10,196	$9,845
Service	3,634	3,341

Total	$13,830	$13,186

Total gross profit dollars increased 4.9% from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009. As a percentage of total net revenue, total gross profit declined 120 basis points for the same time period.
Product gross profit increased $0.4 million, or 3.6%, from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009, primarily because of an 11.7% increase in product net sales. As a percent of product net sales, product gross profit decreased 200 basis points for the same time period. This is primarily attributable to higher international and reseller sales, which have lower profit margins, combined with lower sales to Canadian customers, which typically have higher profit margins.
Service gross profit increased approximately $0.3 million, or 8.8%, from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009. As a percent of service revenue, service gross profit has increased 40 basis points from the first nine months of fiscal year 2008 compared with the first nine months of fiscal year 2009. In the first nine months of fiscal year 2009, cost control measures were put into place to maintain relatively consistent service gross profit percentages, despite lower than expected revenue growth.
Operating Expenses:

	Nine Months Ended
	December 27,	December 29,
	2008	2007
Operating Expenses:
Selling, Marketing and Warehouse	$7,323	$6,627
Administrative	4,758	4,472

Total	$12,081	$11,099

Operating expenses increased $1.0 million, or 8.8%, from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009. Included in the first nine months of fiscal year 2009 were approximately $0.8 million in Westcon expenses, including $0.2 million in non-recurring Administrative expenses related to integration. Exclusive of incremental Westcon expenses, our organic Selling, Marketing and Warehouse expenses increased 5.2% in the first nine months of fiscal year 2009 compared with the first nine months of fiscal year 2008, primarily related to investments in our sales and marketing for the Service segment. Our organic Administrative expenses decreased 3.4% from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009. Operating expenses were positively impacted in the first nine months of fiscal year 2009 by reductions in employee stock-based compensation, management bonus and employee profit sharing expense when compared with the first nine months of fiscal year 2008.
Other Expense:

	Nine Months Ended
	December 27,	December 29,
	2008	2007
Other Expense:
Interest Expense	$70	$80
Other Expense	68	425

Total	$138	$505

Interest expense decreased slightly from the first nine months of fiscal year 2008 to the first nine months of fiscal year 2009 as a result of our reduced debt prior to our acquisition of Westcon. Other expenses decreased approximately $0.4 million due to reduced foreign exchange losses. We have a program in place to hedge the majority of our risk to fluctuations in the value of the U.S. dollar relative to the Canadian dollar.

Taxes:

	Nine Months Ended
	December 27,	December 29,
	2008	2007

Provision for (Benefit from) Income Taxes	$611	$(58)
In the first nine months of fiscal year 2009, we recognized a $0.6 million provision for income taxes, compared to a $0.1 million benefit from income taxes in the first nine months of fiscal year 2008. The 2008 benefit was a result of a reversal of a $0.8 million deferred tax asset valuation allowance in the fiscal third quarter. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
As of December 27, 2008, cash along with projected operating cash flows are expected to support our normal business operations and capital purchases for the foreseeable future.
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	December 27,	December 29,
	2008	2007
Cash Provided by (Used in):
Operating Activities	$1,345	$2,670
Investing Activities	(6,679)	(1,351)
Financing Activities	5,184	(1,418)
Operating Activities: Cash provided by operating activities for the first nine months of fiscal year 2009 was $1.3 million compared to $2.7 million in the first nine months of fiscal year 2008. A portion of the fiscal year 2009 decrease in cash provided by operating activities is approximately $0.6 million less in net income in the first nine months of fiscal year 2009 compared to the first nine months of fiscal year 2008. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Due to economic conditions in the third quarter of fiscal year 2009 that we anticipate will carry forward into the fourth quarter, we have implemented tight monitoring controls to drive down inventory levels. These efforts provided approximately $0.3 million of cash for operations compared to the $1.2 million used for inventory in the first nine months of fiscal year 2008. However, in the first nine months of fiscal year 2009 operating cash flow has been negatively impacted by payments made to reduce accounts payable by $1.6 million, compared to an increase in accounts payable of $1.4 million in the first nine months of fiscal year 2008.

•	Receivables: We continue to generate positive operating cash flow and maintain strong collections on our accounts receivable. The following table illustrates our days sales outstanding from fiscal year 2008 to fiscal year 2009:

	December 27,	December 29,
	2008	2007
Net Sales, for the last two fiscal months	$13,239	$13,055
Accounts Receivable, net	$8,689	$8,271
Days Sales Outstanding (based on 60 days)	39	38
Investing Activities: During the first nine months of fiscal year 2009, we used $6.7 million of cash for investing activities, of which approximately $5.6 million was associated with the purchase of Westcon. In addition, during the first nine months of fiscal year 2009, we used over $1.0 million of cash for the purchase of property and equipment, a $0.3 million decrease from the first nine months of fiscal year 2008, primarily for the expansion of capacity and capabilities within our calibration laboratories.
Financing Activities: The $5.2 million of cash provided by financing activities during the first nine months of fiscal year 2009 resulted primarily from borrowings to acquire Westcon.

Debt. On August 14, 2008, we amended our Chase Credit Agreement. The amendment provides for an increase in the amount available under the Revolving Credit Facility from $10 million to $15 million, an extension of the maturity date from November 2009 to August 2011 and an increase in interest and commitment fees. All other terms were unchanged. As of December 27, 2008, $5.2 million was outstanding and $9.8 million was available under the Chase Credit Agreement.
See Note 2 of our Consolidated Financial Statements in this report for more information on our debt. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, of this report for a discussion of interest rates on our debt.
OUTLOOK
We are not immune to the impacts of the recession, however, we do believe we are well positioned to meet the challenge. For our Service segment, our financial strength should work to our advantage in gaining market share. We are focusing our sales and marketing assets on certain industries, such as life sciences, that require high quality calibration services as part of their regulated quality programs. Over the long term, we believe that our strategy to build stronger relations with more businesses that respect the value and integrity of our services will contribute to continued growth in this segment. We expect that despite the recession we can achieve growth in this segment as we move through fiscal 2010.
Although we believe the Product segment is affected more heavily by the economy, as we saw dramatically in the last two months of calendar 2008, we will selectively focus our marketing dollars toward markets where we believe we can continue to gain market share.
As with many companies, it is unclear how long and to what extent the current economic conditions will impact our revenue. Additionally, margins could be weakened in this environment as we carefully evaluate the use of discounts to maintain a competitive advantage and if we experience a reduction in the level of support received from our vendors for our cooperative advertising or rebate programs.
While the current economic cycle is working against us, we believe that our strategy is sound and will remain intact. We have developed significant competencies in our sales force and our laboratory technical staff and expect to maintain that infrastructure. We intend to reduce expenses, capital expenditures and inventory where possible without impacting service delivery. In spite of these efforts, we expect growth in operating income to slow until the economy recovers, at which time we should be well positioned for future growth.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. On December 27, 2008 and December 29, 2007, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates. As of December 27, 2008, $5.2 million was outstanding and $9.8 million was available under the Chase Credit Agreement.
Under our Chase Credit Agreement described in Note 2 of our Consolidated Financial Statements in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the first nine months of fiscal year 2009 ranged from 1.4% to 5.5%.
FOREIGN CURRENCY
Over 90% of our total net revenues for the first nine months of fiscal years 2009 and 2008 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our total net revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We periodically enter into foreign exchange forward contracts to reduce the risk that our earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the third quarter and the first nine months of fiscal year

2009, was recognized in current earnings as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On December 27, 2008, we had a foreign exchange forward contract, set to mature in February 2009, outstanding in the notional amount of $0.4 million. We do not use hedging arrangements for speculative purposes.
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
(b) Changes in Internal Controls over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As disclosed in this report, we acquired Westcon, Inc. on August 14, 2008 and we are in the process of integrating its operations.
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
Our business strategy includes expansion into new markets and enhancement of our position in existing markets, including through acquisitions. In order to successfully complete targeted acquisitions we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and our risk of default under our existing credit facility. For example, in financing our recent Westcon acquisition we issued 150,000 shares of our common stock in a private placement to Westcon’s sole shareholder and incurred approximately $4.6 million of additional debt under our amended credit facility to fund a portion of the purchase price.
The Global Financial Crisis May Have An Impact On Our Business And Financial Condition In Ways That We Currently Cannot Predict Including The Impact On Our Customers’ Activity Levels And Spending For Our Products And Services
Based on a number of economic indicators, it appears that growth in global economic activity has slowed substantially. At the present time, the rate at which the global economy will slow has become increasingly uncertain. The continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our business and our financial condition.
The global financial crisis has impacted and could continue to impact our liquidity. Customer collections are our primary source of cash. While we believe we have a well diversified customer base and no concentration of credit risk with any single customer, we have a number of large customers that could be effected by the slowed economy. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased unpredictability in our customer base, including reductions in their commitments to us, which could also have a material adverse effect on our liquidity. Deteriorating market and liquidity conditions may also give rise to issues which may impact our lender’s ability to hold its debt commitments to us to their full term. Accordingly, while this would be highly unusual, our lender could reduce or attempt to call our current committed and drawn debt under our existing facility which would have a material adverse effect on our liquidity, even though no call provisions exist without being in default.
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.
Date: February 9, 2009	/s/ Charles P. Hadded
Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: February 9, 2009	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS
(10)	Material Contracts
10.1	Amendment to Agreement for Severance Upon Change in Control for Charles P. Hadeed dated December 16, 2008
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer
(32)	Section 1350 Certifications
32.1	Section 1350 Certifications