Form 10-K
period 2009-03-28
TRANSCAT INC
filed 2009-06-24
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 28, 2009
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

(585) 352-7777
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange of which registered
Common Stock, $0.50 par value	NASDAQ Capital Market

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 26, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $45 million. The market value calculation was determined using the closing sale price of the registrant’s Common Stock on September 26, 2008, as reported on the NASDAQ Capital Market.

The number of shares of Common Stock of the registrant outstanding as of June 19, 2009 was 7,386,970.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 of this report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 15, 2009, which definitive proxy statement will be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the end of the fiscal year to which this report relates.

PART I

ITEM 1.	BUSINESS

FORWARD-LOOKING STATEMENTS

This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including, among other things, the risks and uncertainties identified by us below under “Risk Factors” in Item IA of Part I of this report. Therefore, our actual results and outcomes may materially differ from those expressed or forecast in any such forward-looking statements. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

Transcat is a leading global distributor of professional grade test and measurement instruments and accredited provider of calibration, parts inspection, production model engineering and repair services. We are primarily focused on providing our products and services to the following markets:

•	The Pharmaceutical industry and FDA-regulated (such as food and beverage) businesses;

•	Industrial manufacturing companies;

•	The energy industry and power, natural gas and water utility companies;

•	The chemical process industry; and

•	Other industries which require accuracy in their processes and confirmation of the capabilities of their equipment.

We conduct our business through two segments: distribution products (“distribution products” or “Product”) and calibration services (“calibration services” or “Service”).

Through our distribution products segment, we market and distribute national and proprietary brand instruments to approximately 13,600 global customers. Our product catalog (“Master Catalog”) offers access to more than 25,000 test and measurement instruments, including calibrators, insulation testers, multimeters, pressure and temperature devices, oscilloscopes, recorders and related accessories. These products are available from over 300 of the industry’s leading manufacturers including Fluke, GE, Emerson, and Hart Scientific. In addition, we are the exclusive worldwide distributor for Transmation and Altek products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most precise measurements.

Through our accredited calibration services segment, we offer precise, reliable, fast calibration, parts inspection, product model engineering and repair services. As of our fiscal year ended March 28, 2009, (“fiscal year 2009”), we operated twelve calibration laboratories (“Calibration Centers of Excellence”) strategically located across the United States, Puerto Rico, and Canada servicing approximately 9,300 customers. Each of our Calibration Centers of Excellence is ISO-9001:2000 registered and our scope of accreditation to ISO/IEC 17025 is believed to be one of the broadest in the industry. Our accreditation meets many international levels of quality, consistency and reliability. See “Calibration Services Segment — Quality” below in this Item 1 for more information.

CalTrak® is our proprietary documentation and asset management system which is used to manage both the workflow at our Calibration Centers of Excellence and our clients’ assets. With CalTrak®, we are able to provide our customers with timely calibration service while optimizing our own efficiencies. Additionally, CalTrak-Online provides our customers direct access to calibration certificates, calibration data, and access to other key documents required in the calibration process. CalTrak® has been validated to U.S federal regulation 21CFR 820.75, which is important to the pharmaceutical and FDA-regulated industries, where federal regulations can be particularly stringent. See the section entitled “Calibration Services Segment — CalTrak®” below in this Item 1 for more information.

Our attention to quality goes beyond the products and services we deliver. Our sales, customer service and support teams stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it. Since calibration is an intangible service, our customers rely on us to uphold high standards and trust in the integrity of our people and processes.

Among our customers, and representing 31% of our consolidated revenue, are Fortune 500/Global 500 companies, including Wyeth, Johnson & Johnson, DuPont, Exxon Mobil, Dow Chemical, Nestle and Duke Energy. Transcat has focused on the pharmaceutical and FDA-regulated industries, industrial manufacturing, energy and utility, chemical process and other industries since its founding in 1964. We are the leading supplier of calibrators in the markets we serve. We believe our customers do business with us because of our integrity, commitment to quality service, our CalTrak® asset management system, and our broad range of product offerings.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ more than 250 people. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

OUR STRATEGY

Our strategy for growth is to expand both our distribution products and calibration services segments by leveraging these offerings to markets that value product breadth and availability. Our target customers are those that rely on accredited calibration services to maintain the integrity of their processes and/or operate in regulated environments. Our strategic focus is to serve a customer base that requires precise measurement capability for their manufacturing and testing processes in order to minimize risk, waste and defects. We do this by targeting customers who value superior quality, service and convenience associated with our multiple locations, broad capabilities and breadth of choice. We believe our combined offerings, experience, and integrity create a unique and compelling value proposition for our customers and prospects that is built upon trust and technical competence.

We strive to differentiate ourselves and build barriers to competitive entry by offering the best products, delivering high quality through the trusted integrity of our calibration and repair services, and integrating those products and services to benefit our customers’ operations and lower their costs.

ACQUISITIONS

On August 14, 2008, we acquired Westcon, Inc. (“Westcon”), a test and measurement instruments distributor and calibration services provider based in Portland, Oregon.

Prior to the acquisition, Westcon distributed over 60 product lines of high quality test and measurement instruments and offered a full range of calibration services to approximately 1,800 customers, primarily located in the western United States. Westcon has been providing accredited calibration and repair services in a variety of disciplines including electrical, temperature, pressure and torque to its customers for over 25 years and meets ISO/IEC 17025 accreditation standards.

Our acquisition of Westcon established a west coast distribution center that enables us to provide faster service to a broader base of potential customers while adding a full-service calibration operation that geographically complements and expands our nationwide network of laboratories. Westcon has and will continue to serve the wind energy industry, which we see as a high-growth target market that fits well within our energy market focus.

With 30 employees, Westcon had approximately $9.6 million in revenue from both product sales and calibration services for its fiscal year ended June 30, 2008. The aggregate purchase price was approximately $6.9 million, which we paid in a combination of cash and the issuance of Transcat common stock.

SEGMENTS

We service our customers through two business segments: distribution products and calibration services. Note 8 of our Consolidated Financial Statements in this report presents financial information for these segments. We serve approximately 18,000 customers, with no customer or controlled group of customers accounting for 5% or more of our consolidated net revenue for fiscal years 2007 through 2009. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, our website, a field sales organization, proactive outbound sales, and an inbound call center. Our field, outbound and inbound sales teams are each staffed with technically trained personnel. Our domestic and international outbound sales organization covers territories in North America, Latin America, Europe, Africa, Asia, and the Middle East. Our calibration and repair services are offered only in North America and Puerto Rico. We concentrate on attracting new customers and also on cross-selling to existing customers to increase our product sales and service revenue. Our revenue from customers in the following geographic areas during the periods indicated, expressed as a percentage of total revenue, was as follows:

	FY 2009	FY 2008	FY 2007

United States	85%	84%	83%
Canada	7%	8%	9%
Other International	8%	8%	8%

Total	100%	100%	100%

DISTRIBUTION PRODUCTS SEGMENT

Summary.  Our customers use test and measurement instruments to ensure that their processes, and ultimately their end products, are within specification. Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial distribution products industry for test and measurement instrumentation, in those geographic markets where we predominately operate, is serviced by broad-based national distributors and niche or specialty-focused organizations such as Transcat.

Most industrial customers find that maintaining an in-house inventory of back-up test and measurement instruments is cost prohibitive. As a result, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small quantity orders combined with a need for rapid, reliable, and complete order fulfillment. The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel. Products are generally obtained from more than one distributor.

The majority of our products are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Our catalog and sales activities are designed to maintain a constant presence in front of the customer to ensure we receive the order when they are ready to purchase. As a result, we evaluate revenue trends over a twelve-month rolling period as any individual month’s or quarter’s revenue can be impacted by numerous factors, many of which are unpredictable and potentially non-recurring.

We believe that a distribution products customer chooses a distributor based on a number of different criteria including the timely delivery and accuracy of orders, consistent product quality, the technical competence of the representative serving them, value added services, as well as price. Value added services include providing technical support to insure our customer receives the right product for their specific need through application knowledge and product compatibility. We also provide calibration of product purchases, on-line procurement, same day shipment of in-stock items, a variety of custom product offerings and training programs. Because of the breadth of products we offer and the services we provide, we are often a “one-stop shop” for our customers who gain the operational efficiency of dealing with just one distributor for most or all of their test and measurement equipment needs.

Our distribution products segment accounted for 68% of our consolidated revenue in fiscal year 2009. Within the distribution products segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which average approximately $1,500 per order. Items are regularly added to and deleted from our product lines on the basis of customer demand, market research, recommendations of suppliers, sales volumes and other factors.

Marketing and Sales.  Through our comprehensive Master Catalog, supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. The instruments typically range in price from $250 to over $25,000.

During fiscal year 2009, we distributed approximately 1.1 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials, of which approximately 665,000 were distributed to customer contacts and approximately 450,000 were distributed to potential customer contacts. We also distributed approximately 250,000 e-newsletters to our list of customers and prospects. Some of the key factors that determine the number of catalogs and other direct marketing materials received by each customer include new product introductions, their market segments and the timing, frequency and monetary value of past purchases.

The majority of our product sales are derived from direct mail and on-line marketing. Our Master Catalog offers access to more than 25,000 test and measurement products and is used by customers, sales representatives and branch personnel to assist customer product selection. During fiscal year 2009, approximately 85,000 copies of our Master Catalog were produced and distributed to existing and prospective customers in North America and Puerto Rico. The Master Catalog provides standard make/model and related information and is also available in an electronic format upon request and on our website, transcat.com.

We use smaller catalog supplements that feature new products, promotions, or specific product categories to target prospects and acquire new customers. The catalog supplements are launched at varying periods throughout the year. These publications were mailed to approximately 1.1 million customers and targeted prospects during fiscal year 2009.

Customers can also purchase products through our website, transcat.com. Our website serves as a growing market channel for our products and services and provides product availability, detailed product information, advanced features such as product search and compare capabilities, as well as downloadable product specification sheets. We have optimized the website’s search engine, streamlined order entry and have the unique ability to supplement an order with an accredited calibration. Traffic to our website has grown more than 50% over the prior fiscal year and represented 7% of our Product segment sales in fiscal year 2009.

Competition.  The distribution products markets we serve are highly competitive. Competition for sales in distribution products is quite fragmented and ranges from large national distributors and manufacturers that sell directly to customers to small local distributors. Key competitive factors typically include customer service and support, quality, turn around time, inventory availability, product brand and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly-trained technical application specialists. In order to maintain this competitive advantage, technical training is an integral part of developing our sales and application specialist staff.

Suppliers and Purchasing.  We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from more than 300 suppliers of brand name and private-labeled equipment. In fiscal year 2009, our top 10 vendors accounted for approximately 70% of our aggregate business. Approximately 30% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we service.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers whose individual purchases vary in size. We can usually ship to our customers our top selling products the same day they are ordered. During fiscal year 2009, approximately 90% of orders for our top selling products were filled with inventory items already in stock.

Operations.  Our distribution operations take place within an approximate 37,000 square-foot facility located in Rochester, New York and a 4,500 square-foot facility in Portland, Oregon. The Rochester location also serves as our corporate headquarters; houses our customer service, sales and administrative functions; and has a calibration laboratory. We ship approximately 33,000 product orders annually. We expect to provide our customers in the western region of the United States with enhanced levels of service, greater availability and selection of products, quicker delivery times, as well as potential cost savings, as we integrate our Portland, Oregon facility into our distribution system.

Distribution.  We distribute our products throughout North America and internationally from our two distribution centers. We maintain appropriate inventory levels in order to satisfy anticipated customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock management information system. Our automated laser bar code scanning facilitates prompt and accurate order fulfillment and freight manifesting.

In addition to our direct end-user customers, we also sell products to resellers who then sell to end-users. Our sales to resellers are typically at a lower gross margin than sales to direct customers and therefore the percentage of reseller sales to total revenue in any given period can have an impact on our overall gross profit margin. During fiscal year 2009, 18% of our product sales were to resellers compared with 14% in fiscal year 2008 and 16% in fiscal year 2007. We believe that these resellers have access, through their existing relationships, to end-user customers to whom we do not market directly.

Exclusivity Agreement with Fluke.  We have been the exclusive worldwide distributor of Altek and Transmation branded products since fiscal year 2002. Annually, in exchange for exclusive distribution rights, we committed to purchase a minimum amount of Altek and Transmation products from Fluke. Each year, we have exceeded this commitment. In calendar year 2008, this commitment was $4.0 million. By its terms, the most recent exclusivity agreement with Fluke expired on December 31, 2008. Although the agreement has expired and while we negotiate a new agreement with Fluke, we continue to be the exclusive worldwide distributor of these products. We expect the new agreement to be on terms similar to those of the agreement that expired on December 31, 2008.

Backlog.  Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.

Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, orders awaiting credit approval and orders required to be shipped at a future date.

At March 28, 2009, the value of our pending product shipments was approximately $1.2 million, compared with approximately $1.4 million and $1.8 million at March 29, 2008 and March 31, 2007, respectively. Our pending product shipments and total product backorders increased during the third quarter of fiscal year 2009 as a direct result of our integration of Westcon onto our order entry system. During the fourth quarter of fiscal year 2009, pending product shipments decreased 30%, when compared to the balance at the end of the third quarter of fiscal year 2009. We attribute this to decreased orders as a result of a decline in the general economy as demand from existing customers weakened despite aggressive pricing initiatives. The decline in pending product shipments during the fiscal year ended March 29, 2008 (“fiscal year 2008”) was primarily the result of $0.4 million in previously pending shipments relating to a single order placed in the fiscal year ended March 31, 2007 (“fiscal year 2007”). At the request of the customer, this specific order was shipped over several months. During fiscal year 2009, the month-end level of pending product shipments varied between a low of $1.2 million and a high of $1.9 million.

The following graph shows the quarter-end trend of pending product shipments and backorders for fiscal years 2008 and 2009.

CALIBRATION SERVICES SEGMENT

Summary.  Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some rigorously defined form. After the calibration has been completed, a decision is made, again based on rigorously defined parameters, on what, if anything, is to be done to the unit to conform to the required standards or specifications. The decision may be to adjust, optimize or repair a unit; limit the use, range or rating of a unit; scrap the unit; or leave the unit as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy, within our calibration services segment, has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. We can address approximately 80% to 85% of the calibration requests we receive with our in-house capabilities. For customers’ calibration needs in less common and highly technical disciplines, we have historically subcontracted to third party vendors that can have unique or proprietary capabilities. These vendor relationships have enabled us to continue our pursuit of having the broadest calibration offerings to these targeted markets.

Strategy.  Our calibration services segment provides periodic calibration and repair services for our customers’ test and measurement instruments, parts inspection services and production model engineering services. We specifically target industries where quality calibrations are a critical operational component and believe calibration sourcing decisions are based on accreditation, reliability, trust, customer service, turn-around time, location, documentation, price and a one-source solution. Our success with customers is based on the trust they have in the integrity of our people and processes.

Transcat’s calibration strategy encompasses two methods to manage a customer’s calibration and repair needs:

1)	If a company wishes to outsource its calibration needs, we offer an “Integrated Calibration Services Solution” that provides a complete wrap-around service which includes:

•	Program management;
•	Calibration;
•	Logistics; and
•	Consultation services.

2)	If a company has an in-house calibration operation, we can provide:

•	Calibration of primary standards;
•	Overflow capability either on-site or at one of our Calibration Centers of Excellence during periods of high demand; and
•	Consultation and training services.

In either case, we strive to have the broadest accredited calibration offering to our targeted markets which includes certification of our technicians pursuant to the American Society for Quality (“ASQ”) standards, complete calibration management encompassing the entire metrology function, and access to our service offerings. We believe our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed in the section entitled “Quality” below.

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

We perform over 140,000 in-house calibrations annually. These are performed at our twelve Calibration Centers of Excellence or at the customer’s location. During fiscal year 2009, services completed by our Calibration Centers of Excellence represented 80% of our calibration services segment revenue while approximately 17% of the revenue was derived from calibration services that were subcontracted to third party vendors. Our calibration services segment accounted for 32% of our total consolidated revenue in fiscal year 2009.

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

We have sales teams that seek to acquire new customers in our targeted markets and account management teams to ensure continued relationships with existing customers. In addition, we employ our Master Catalog, supplements, mailings, journal advertising, trade shows, and the Internet to market our calibration services to customers and prospective customers with a strategic focus in the highly regulated industries including pharmaceutical, FDA-regulated, energy and utilities, and chemical processing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations. Our quality process and standards are designed to meet the needs of companies that must address regulatory requirements and/or have a strong commitment to quality and a comprehensive calibration program.

The approximate percentage of our calibration services business by industry segment for the periods indicated was as follows:

	FY 2009	FY 2008	FY 2007

Pharmaceutical/FDA-Regulated	38%	37%	37%
Industrial Manufacturing	26%	27%	28%
Chemical Manufacturing	9%	11%	11%
Energy/Utilities	14%	14%	13%
Other	13%	11%	11%

Total	100%	100%	100%

Competition.  The calibration outsource industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations, such as Transcat, to non-accredited, sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that provide only basic measurements and service markets in which quality requirements may not be as demanding as the markets that we strategically target. Very few of these companies are structured to compete on the same scale and level of quality as us. There are also several companies with whom we compete who have national or regional operations. Certain of these competitors may have greater resources than us and some of them have accreditations that are similar to ours. We differentiate ourselves from our competitors by demonstrating our commitment to quality and by having a wide range of capabilities that are tailored to the markets we serve. Customers see the value in using our unique CalTrak-Online program to monitor their instrument’s status. We are fundamentally different from most of our competitors because we have the ability to bundle product, calibration and repair as a single source for our customers.

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

To ensure the quality and consistency of our calibrations for our customers, we have sought and achieved several international levels of quality and accreditation. Our calibration laboratories are ISO 9001:2000 registered through Underwriter’s Laboratories, which itself has international oversight from the ANSI-ASQ National Accreditation Board. We believe our scope of accreditation to ISO/IEC 17025 to be the broadest for the industries we serve. The accreditation process also ensures that our calibrations are traceable to the National Institute of Standards and Technology or the National Research Council (these are the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our laboratory, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards. Our laboratories are accredited to ISO/IEC 17025 and ANSI/NCSL Z540-1-1994 using two of the four accrediting bodies (“AB’s”) in the United States that are signatories to the International Laboratory Accreditation Cooperation (“ILAC”). These two AB’s are: American Association for Laboratory Accreditation and National Voluntary Laboratory Accreditation Program. These AB’s provide an objective, third party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes.

The importance of this international oversight to our customers is the assurance that our documents will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.

To provide the widest range of service to our customers in our target markets, our ISO-17025 accreditations extend across many technical disciplines. The following table represents our capabilities for each of our Calibration Centers of Excellence as of March 28, 2009 (A=Accredited; N=Non-accredited):

WORKING-LEVEL CAPABILITIES:

	Electrical Metrology Disciplines				Dimensional Metrology Disciplines
	Direct						Parts
	Current/	High					Inspection
	Alternating	Frequency/					(Geometric
	Current	Ultra	Radio				Dimensioning
	- Low	- High	Frequency/	Luminance/			& Tolerance/
	Frequency	Frequency	Microwave	Illuminance	Length	Optics	3-D Metrology)

Anaheim	A	A	A		A	N
Boston	A	A	A		A
Charlotte	A	A			A
Cherry Hill	A	A	A	A	A	A
Dayton	A	A			A	A
Ft. Wayne					A		A
Houston	A	A	A		A	N
Ottawa	A	A	A		A
Portland	A	A			A		A
Rochester	A	A	A		A	A	A
San Juan	A	A			A
St. Louis	A	A			A

Physical Metrology Disciplines
		Particle		Gas	Relative	Mass	Pressure,
	Flow	Counters	Force	Analysis	Humidity	Weight	Vacuum

Anaheim			A		A	A	A
Boston			A		A	A	A
Charlotte			A	N	A	A	A
Cherry Hill	A		A	N	A	A	A
Dayton			A		A	A	A
Houston			A			A	A
Ottawa			A		A	A	A
Portland			A		A	A	A
Rochester		N	A		A	A	A
San Juan			A		A	A	A
St. Louis			A		A	A	A

	Physical Metrology Disciplines (continued)				Life Sciences Disciplines
Revolutions
			Per Minute,	Vibration,		Chemical/
	Torque	Temperature	Speed	Acceleration	Biomedical	Biological	Pharmaceutical

Anaheim	A	A	A		N	N	N
Boston	A	A	A			N
Charlotte	A	A	A			N
Cherry Hill	A	A	A	A	N	N	N
Dayton	A	A	A			N
Houston	A	A	A			N
Ottawa	A	A	A
Portland	A	A	A			N
Rochester	A	A	A		N	N	N
San Juan		A	A
St. Louis	A	A	A			N

REFERENCE-LEVEL CAPABILITIES:

Pressure/
	Dimensional	Electrical	Humidity	Mass	Vacuum	Temperature
	Standards	Standards	Standards	Standards	Standards	Standards

Charlotte	A		A
Cherry Hill			A	A	A	A
Dayton	A					A
Ft. Wayne	A
Houston		A			A
Portland	A		A
Rochester	A		A
San Juan			A

CUSTOMER SERVICE AND SUPPORT

Our breadth of distribution products and calibration services along with our strong commitment to customer sales, service and support enable us to satisfy our customer needs through convenient selection and ordering; rapid, accurate, and complete order fulfillment; and on-time delivery.

Key elements of our customer service approach are our technically-trained field sales team, outbound sales team, account management team, inbound sales and customer service organization. Most customer orders are placed through our customer service organization which often provides technical assistance to our customers to facilitate the purchasing decision. To ensure the quality of service provided, we frequently monitor our customer service through customer surveys, interpersonal communication, and daily statistical reports.

Customers may place orders via:

•	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
•	Fax at 1-800-395-0543;
•	Telephone at 1-800-828-1470;
•	Email at sales@transcat.com; or
•	Our website at transcat.com.

INFORMATION REGARDING EXPORT SALES

Approximately 15% of our net revenue in fiscal year 2009 resulted from sales to customers outside the United States, compared with 16% and 17% in fiscal years 2008 and 2007, respectively. Of those sales in fiscal year 2009, 57% were denominated in U.S. dollars and the remaining 43% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See the section entitled “Foreign Currency” in Item 7A of Part II of this report for further details.

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

SEASONALITY

We believe that our business has certain historical seasonal factors. Our fiscal second quarter is generally weaker and our fiscal fourth quarter has historically been stronger due to typical industrial operating cycles.

ENVIRONMENTAL MATTERS

We believe that compliance with federal, state, or local provisions relating to the protection of the environment will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2009, we had 281 employees, compared with 247 and 228 employees at the end of fiscal years 2008 and 2007, respectively.

EXECUTIVE OFFICERS

The following table sets forth certain information regarding our executive officers and certain key employees as of March 28, 2009:

Name	Age	Position

Charles P. Hadeed	59	Chief Executive Officer, President and Chief Operating Officer
John J. Zimmer	50	Vice President of Finance and Chief Financial Officer
John A. De Voldre	60	Vice President of Human Resources
Jay F. Woychick	52	Vice President of Marketing
John P. Hennessy	60	Vice President of Sales
Rainer Stellrecht	58	Vice President of Laboratory Operations
Lori L. Drescher	49	Vice President of Business Process Improvement and Training
David D. Goodhead	61	Vice President of Wind Energy
Derek C. Hurlburt	40	Corporate Controller

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, therefore, we file periodic reports, proxy statements and other information with the SEC. Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additionally, the SEC maintains a website (sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.

We maintain an internet website at transcat.com. On our website, we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be accessed in the investor relations section of our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

We also post on our website our board of directors’ committee charters (audit committee, compensation committee and corporate governance and nominating committee), and Code of Ethics. Copies of such charters are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters.

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

General Economic Conditions May Have A Material Adverse Effect On Our Operating Results, Financial Condition, Or Our Ability To Meet Our Commitments. The Recent Global Financial Crisis Has Had And May Continue To Have An Impact On Our Business And Financial Condition In Ways That We Currently Cannot Predict Including The Impact On Our Customers’ Activity Levels And Spending For Our Products And Services.  The test and measurement instrument distribution industry is affected by changes in economic conditions, which are outside our control. Economic slowdowns, adverse economic conditions or cyclical trends in certain customer markets may have a material adverse effect on our operating results, financial condition, or our ability to meet our commitments.

Based on a number of economic indicators, growth in global economic activity has slowed substantially. At the present time, the likelihood, extent and timing of a recovery in the global economy is uncertain. The continued credit crisis and related turmoil in the global financial markets has had and may continue to have an impact on our business and our financial condition.

The global financial crisis has impacted and could continue to impact our liquidity. Customer collections are our primary source of cash. While we believe we have a well diversified customer base and no concentration of credit risk with any single customer, we have a number of large customers that have been and could continue to be affected by the slowed economy. While we believe we have a strong customer base and have experienced strong collections in the past, if the current market conditions continue to deteriorate we may experience increased unpredictability in our customer base, including reductions in their commitments to us, which could also have a material adverse effect on our liquidity. Deteriorating market and liquidity conditions may also give rise to issues which may impact our lender’s ability to hold its debt commitments to us to their full term. Accordingly, while this would be highly unusual, these lenders of committed and drawn facilities could attempt to call this debt which would have a material adverse effect on our liquidity, even though no call provisions exist without being in default.

We Depend On Manufacturers To Supply Our Inventory And Rely On One Vendor Group To Supply A Significant Amount Of Our Inventory Purchases. If They Fail To Provide Desired Products To Us, Increase Prices, Or Fail To Timely Deliver Products, Our Revenue and Gross Profit Could Suffer.  A significant amount of our inventory purchases are made from one vendor, Fluke. Our reliance on this vendor leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality. Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our sales could suffer considerably. Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our business.

Our Future Success May Be Affected By Future Indebtedness.  Under our revolving credit facility, as of March 28, 2009, we owed $3.5 million to our secured creditor. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

If Existing Shareholders Sell Large Numbers Of Shares Of Our Common Stock, Our Stock Price Could Decline.   The market price of our common stock could decline if a large number of our shares are sold in the public market by our existing shareholders or holders of stock options or as a result of the perception that these sales could occur.

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

Changes In Accounting Standards, Legal Requirements And The NASDAQ Stock Market Listing Standards, Or Our Ability To Comply With Any Existing Requirements Or Standards, Could Adversely Affect Our Operating Results.  Extensive reforms relating to public company financial reporting, corporate governance and ethics, the NASDAQ Stock Market listing standards and oversight of the accounting profession have been implemented over the past several years and continue to evolve. Compliance with these rules, regulations and standards that have resulted from such reforms has increased our accounting and legal costs and has required significant management time and attention. In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergoes additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse affect on our results of operations. In addition, although we believe we are in full compliance with all such existing rules, regulations and standards, should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely effected and the market price of our common stock could decline.

The Distribution Products Industry Is Highly Competitive, And We May Not Be Able To Compete Successfully.  We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. Industry consolidation among product distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition and adversely affect our business or results of operations. In the future, we may be unable to compete successfully and competitive pressures may reduce our sales.

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

Our Acquisitions Or Future Acquisition Efforts, Which Are Important To Our Growth, May Not Be Successful, Which May Limit Our Growth Or Adversely Affect Our Results Of Operations And Financial Condition.  Acquisitions have been an important part of our development to date. During the second quarter of fiscal year 2009, we acquired Westcon. As part of our business strategy, we may make additional acquisitions of companies that could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of or finance the acquisition. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of our management’s attention or failure to integrate our information and accounting systems. As a result of our acquisition of Westcon and future acquisitions, we may not realize the revenues and cost savings that we expect to achieve or that would justify the investments, and we may incur costs in excess of what we anticipate. To effectively manage our expected future growth, we must continue to successfully manage our integration of the companies that we acquire and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business growth and results of operations could be adversely affected.

Our Recently Completed Acquisition Of Westcon Makes Evaluating Our Operating Results Difficult Given The Significance To Our Operations, And Our Historical Results Do Not Present An Accurate Indication Of How We Will Perform In The Future.  Our historical results of operations do not give effect for a full fiscal year to our acquisition of Westcon. Accordingly, our historical financial information does not necessarily reflect what our financial position, operating results and cash flows will be in the future as a result of this acquisition, or give you an accurate indication of how we will perform in the future.

The Financing Of Any Future Acquisitions We Make May Result In Dilution To Your Stock Ownership And/Or Could Increase Our Leverage And Our Risk Of Defaulting On Our Bank Debt.  Our business strategy includes expansion into new markets and enhancement of our position in existing markets, including through acquisitions. In order to successfully complete targeted acquisitions we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and our risk of default under our existing credit facility. For example, in financing our Westcon acquisition, we issued 150,000 shares of our common stock in a private placement to Westcon’s sole shareholder and incurred approximately $4.6 million of additional debt under our amended credit facility to fund a portion of the purchase price.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following properties:

		Approximate
Property	Location	Square Footage

Corporate Headquarters, Product Distribution Center and Calibration Laboratory	Rochester, NY	37,250
Calibration Laboratory	Anaheim, CA	4,000
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Cherry Hill, NJ	8,550
Calibration Laboratory	Dayton, OH	9,000
Calibration Laboratory	Fort Wayne, IN	5,000
Calibration Laboratory	Houston, TX	8,780
Calibration Laboratory	Ottawa, ON	3,990
Calibration Laboratory and Product Distribution Center	Portland, OR	4,500
Calibration Laboratory	San Juan, PR	1,500
Calibration Laboratory	St. Louis, MO	4,000

We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended March 28, 2009.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “TRNS.” As of June 19, 2009, we had approximately 675 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table sets forth, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Capital Market for each quarterly period in fiscal years 2009 and 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2009:
High	$7.00	$8.96	$9.24	$8.90
Low	$5.00	$6.10	$5.58	$3.81
Fiscal Year 2008:
High	$6.99	$8.09	$7.69	$7.49
Low	$4.81	$5.46	$3.78	$5.13

DIVIDENDS

We have not declared any cash dividends since our inception and do not intend to pay any dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2009 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	FY 2009	FY 2008	FY 2007	FY 2006	FY 2005

Statements of Operations Data:
Net Revenues	$75,419	$70,453	$66,473	$60,471	$55,307
Cost of Products and Services Sold	56,671	51,912	49,860	45,372	41,415

Gross Profit	18,748	18,541	16,613	15,099	13,892
Operating Expenses	16,062	15,258	14,264	13,581	12,993
Gain on TPG Divestiture(1)	—	—	(1,544)	—	—

Operating Income	2,686	3,283	3,893	1,518	899
Interest Expense	100	101	334	427	350
Other Expense, net	67	437	283	162	293

Income Before Income Taxes	2,519	2,745	3,276	929	256
Provision for (Benefit from) Income Taxes	963	382	1,217	(2,648)	—

Net Income	$1,556	$2,363	$2,059	$3,577	$256

Share Data:
Basic Earnings Per Share	$0.21	$0.33	$0.30	$0.54	$0.04
Basic Average Shares Outstanding	7,304	7,132	6,914	6,647	6,396
Diluted Earnings Per Share	$0.21	$0.32	$0.28	$0.50	$0.04
Diluted Average Shares Outstanding	7,469	7,272	7,335	7,176	6,966
Closing Price Per Share	$4.90	$5.50	$5.25	$5.00	$3.80

	As of or for the Fiscal Years Ended March
	28, 2009	29, 2008	31, 2007	25, 2006	26, 2005

Balance Sheets and Working Capital Data:
Inventory, net	$4,887	$5,442	$4,336	$3,952	$5,952
Property and Equipment, net	4,174	3,211	2,814	2,637	1,984
Goodwill	7,923	2,967	2,967	2,967	2,524
Total Assets	29,391	24,344	22,422	21,488	20,207
Depreciation and Amortization	1,897	1,761	1,622	1,401	1,486
Capital Expenditures	1,775	1,505	1,194	914	866
Long-Term Debt	3,559	302	2,900	4,272	7,276
Shareholders’ Equity	18,619	15,117	11,229	8,647	4,314

(1)	In fiscal year 2007, we recognized a previously deferred pre-tax gain of $1.5 million from the sale of TPG to Fluke. See Note 9 of the Consolidated Financial Statements for further information.

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

OVERVIEW

Operational Overview.  We are a leading global distributor of professional grade test and measurement instruments and accredited provider of calibration, parts inspection, production model engineering and repair services across a wide array of measurement disciplines.

We operate our business through two reportable business segments that offer different products and services to the same customer base. Those two segments are distribution products and calibration services.

In our Product segment, our Master Catalog is widely recognized by both original equipment manufacturers and customers as the ultimate source for test and measurement instruments. Additionally, because we specialize in test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value-added technical assistance to our customers to aid them in determining what product best meets their particular application requirements.

Sales in our Product segment can be heavily impacted by changes in the economic environment. As industrial customers increase or curtail capital and discretionary spending, our product sales will typically be directly impacted. The majority of our products are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Year-over-year sales growth in any one quarter can be impacted by a number of factors including the addition of new product lines or channels of distribution.

Our strength in our Service segment is based upon our wide range of disciplines and our investment in the quality systems that are required in our targeted market segments. Our services range from the calibration and repair of a single unit to managing a customer’s entire calibration program. We believe our Service segment offers an opportunity for long-term growth and the potential for continuing revenue from established customers with regular calibration cycles.

We evaluate revenue growth in both of our business segments against a four quarter trend analysis, and not by analyzing any single quarter.

Financial Overview.  In evaluating our results for fiscal year 2009, the following factors should be taken into account:

•	Fiscal year 2009 and fiscal year 2008 operating results include 52 weeks compared with 53 weeks for fiscal year 2007.

•	Fiscal year 2009 operating results include those of Westcon, a test and measurement instrument distributor and calibration laboratory, from the date of acquisition on August 14, 2008. We have fully integrated Westcon with our distribution and calibrations operations in order to operate as one entity. This included merging Westcon operations into Transcat’s laboratory network and financial systems. As a result, we do not segregate the results of Westcon from our organic business.

•	Fiscal year 2008 net income includes a $0.8 million reversal of a deferred tax asset valuation allowance. We reversed the allowance after an evaluation of the status of our foreign tax credits and the likelihood that these credits would be utilized prior to their expiration.

•	Fiscal year 2007 operating results included a $1.5 million pre-tax gain from the sale of Transmation Products Group (“TPG”), which had been deferred since fiscal 2002. Net of income taxes, the impact of this previously deferred gain on fiscal year 2007 net income was approximately $0.9 million.

Net revenue for fiscal year 2009 was $75.4 million, a 7.0% increase compared with net revenue of $70.5 million for fiscal year 2008. Product segment sales increased 8.3% to $51.5 million, or 68.3% of total net revenue, in fiscal year 2009. Of our Product segment sales in fiscal year 2009, 80% were sold directly to end-user customers while 18% were to resellers compared with 85% and 14%, respectively, in fiscal year 2008. Fiscal year 2009 Product segment growth includes incremental sales associated with our acquisition of Westcon and increased reseller sales to expand our market reach. Domestic sales comprised 80% of the total Product segment sales in fiscal year 2009, while 7% were to Canada and 12% were to other international markets.

Service segment revenue increased 4.5% to $23.9 million, or 31.7% of total net revenue, in fiscal year 2009. Of our Service segment revenue in fiscal year 2009, 80% was generated by our Calibration Centers of Excellence while 17% was generated through subcontracted third party vendors, compared with 80% and 18%, respectively, in fiscal year 2008.

Gross margin for fiscal year 2009 was 24.9%, a 140 basis point decline compared with gross margin of 26.3% in fiscal year 2008. Product segment gross margin was 25.4% in fiscal year 2009 compared with 27.8% in fiscal year 2008, while Service segment gross margin improved to 23.7% in fiscal year 2009 compared with 23.3% in fiscal year 2008.

Operating expenses were $16.1 million, or 21.3% of total net revenue, in fiscal year 2009 compared with $15.3 million, or 21.7% of total net revenue, in fiscal year 2008. Operating income was $2.7 million in fiscal year 2009 compared with $3.3 million in fiscal year 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is a summary of our most critical accounting policies. See Note 1 of our Consolidated Financial Statements for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Use of Estimates.  The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of fixed assets, estimated lives of our major catalogs and intangible assets, and deferred tax asset valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

Accounts Receivable.  Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectability of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenues and/or the historical rate of returns.

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

Property and Equipment, Depreciation and Amortization.  Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment, and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	2 - 10

Property and equipment determined to have no value are written off at their then remaining net book value. We capitalize certain costs incurred in the procurement and development of computer software used for internal purposes. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 of our Consolidated Financial Statements for further information.

Goodwill and Intangible Assets.  We estimate the fair value of our reporting units using the fair market value measurement requirement, rather than the undiscounted cash flows approach. We test goodwill and intangible assets for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of our reporting units on a fair value basis indicated that no impairment existed as of March 28, 2009 and March 29, 2008.

Catalog Costs.  We capitalize the cost of each Master Catalog mailed and amortize the cost over the respective catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million as of March 28, 2009 and March 29, 2008.

Deferred Taxes.  We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized based on an assessment of both positive and negative evidence. See “Taxes” below in this section and Note 4 of our Consolidated Financial Statements for further details.

Stock-Based Compensation.  We measure the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. We record compensation cost related to unvested stock awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not capitalize any stock-based compensation costs as part of an asset. We estimate forfeiture rates based on our historical experience.

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

During fiscal year 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. During the second quarter of fiscal year 2009 and in conjunction with the acquisition of Westcon, we modified these awards by increasing the cumulative diluted earnings per share growth performance condition. The modification did not have an impact on our Consolidated Financial Statements. Compensation cost ultimately recognized for these performance-based restricted awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance condition. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance condition. At March 28, 2009, due to the economic conditions affecting our fiscal year 2009 financial performance, we estimated the probability of achievement for these performance-based awards granted in fiscal year 2009 to be 50% of the target level.

See Note 7 of our Consolidated Financial Statements for further disclosure regarding our stock-based compensation.

Revenue Recognition.  Product sales are recorded when a product’s title and risk of loss transfers to the customer. We recognize the majority of our service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. We generally invoice our customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenues are recorded based upon historical data.

Off-Balance Sheet Arrangements.  We do not maintain any off-balance sheet arrangements.

RESULTS OF OPERATIONS

The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations.

	FY 2009	FY 2008	FY 2007

Gross Profit Percentage:
Product Gross Profit	25.4%	27.8%	26.4%
Service Gross Profit	23.7%	23.3%	21.9%
Total Gross Profit	24.9%	26.3%	25.0%
As a Percentage of Total Net Revenue:
Product Sales	68.3%	67.5%	68.3%
Service Revenue	31.7%	32.5%	31.7%

Total Net Revenue	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	13.2%	12.9%	13.2%
Administrative Expenses	8.1%	8.8%	8.2%

Total Operating Expenses	21.3%	21.7%	21.4%

Gain on TPG Divestiture	—	—	2.3%

Operating Income	3.6%	4.6%	5.8%

Interest Expense	0.1%	0.1%	0.5%
Other Expense	0.1%	0.6%	0.4%

Total Other Expense	0.2%	0.7%	0.9%

Income Before Income Taxes	3.4%	3.9%	4.9%
Provision for Income Taxes	1.3%	0.5%	1.8%

Net Income	2.1%	3.4%	3.1%

FISCAL YEAR ENDED MARCH 28, 2009 COMPARED TO FISCAL YEAR ENDED MARCH 29, 2008 (dollars in thousands):

Revenue:

	For The Years Ended
	March 28,	March 29,
	2009	2008

Net Revenue:
Product	$51,480	$47,539
Service	23,939	22,914

Total	$75,419	$70,453

Net revenue increased $5.0 million, or 7.0%, from fiscal year 2008 to fiscal year 2009.

Our distribution products net sales accounted for 68.3% of our total net revenue in fiscal year 2009 and 67.5% of our total net revenue in fiscal year 2008. Year-over-year product net sales increased 8.3%, primarily due to incremental sales associated with our acquisition of Westcon and increased reseller sales to expand our market reach. We believe that the overall economic environment, specifically the conditions experienced in the second half of our fiscal year, negatively impacted our overall sales performance for the year. This belief stems, in part, from the number of notices we have received from our suppliers and customers regarding plant shut downs, closures and workforce reductions. In the first half of fiscal year 2009, we experienced 14.1% growth in product net sales compared with the first half of fiscal year 2008; while in the second half of fiscal year 2009, we grew only 3.2% compared with the second half of fiscal year 2008, including incremental sales from

Westcon. Our fiscal years 2009 and 2008 product sales in relation to prior fiscal year quarter comparisons were as follows:

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Product Sales (Decline) Growth	(1.4)%	7.6%	15.5%	12.7%	(2.4)%	5.8%	13.6%	3.7%

(1)	The fourth quarter of fiscal year 2008 was a 13-week period compared to a 14-week period in the fourth quarter of fiscal year 2007.

Product net sales per day increased in each quarter of fiscal year 2009 as compared with the same period of fiscal year 2008, except for our fourth quarter of fiscal year 2009. We believe this was primarily due to a decline in the general economy. Our product sales per business day for each fiscal quarter during fiscal years 2009 and 2008 were as follows:

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$191	$226	$206	$192	$197	$213	$178	$171

Overall product sales from fiscal year 2008 to fiscal year 2009 reflect 2.8% growth in our direct distribution channel. The direct distribution channel experienced a 7.7% growth in the first half of fiscal year 2009, due primarily to a combination of increased prices, new product introductions by strategic suppliers, increased customer response to our sales and marketing efforts, and growing sales through our website. Direct distribution channel’s sales in the third quarter of fiscal year 2009 were consistent with those in the third quarter of fiscal year 2008, but experienced a 3.1% decline from the fourth quarter of fiscal year 2008 to the fourth quarter of fiscal year 2009. We attribute this decline to the general weakness in the economy as demand from customers decreased despite aggressive pricing. For fiscal year 2009, our direct distribution channel gross profit percentage decreased 160 basis points, primarily as a result of more competitive pricing in both our U.S. and Canadian markets. While our direct distribution channel grew modestly in fiscal year 2009, our reseller distribution channel increased 42.8%, when compared to fiscal year 2008. We believe resellers continue to utilize us for our extensive availability to a broad range of new and existing products from within our inventory. While sales increased significantly, our continued use of a volume-based pricing structure allowed us to improve our reseller gross profit percentage by 110 basis points in fiscal year 2009 when compared to the fiscal year 2008. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels:

	FY 2009		FY 2008
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(1)	Net Sales	Profit %(1)
Direct	80.4%	24.6%	84.8%	26.2%
Reseller	18.1%	18.1%	13.7%	17.0%
Freight Billed to Customers	1.5%		1.5%

Total	100.0%		100.0%

(1)	Calculated at net sales less purchase costs divided by net sales.

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, orders awaiting credit approval and orders required to be shipped at a future date. Our total pending product shipments at the end of fiscal year 2009 decreased by approximately $0.2 million, or 16.2% from the balance at the end of fiscal year 2008. We believe this decrease was a result of a decline in the general economy. The following table reflects the percentage of total pending product shipments that were backorders at the end of each fiscal quarter in 2009 and 2008 and our historical trend of total pending product shipments:

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,189	$1,701	$1,398	$1,366	$1,419	$1,411	$1,689	$1,678
% of Pending Product Shipments that are Backorders	81.0%	84.1%	70.7%	74.7%	81.5%	78.1%	74.1%	81.0%

Calibration services revenue, which accounted for 31.7% of our total net revenue in fiscal year 2009 and 32.5% of our total net revenue in fiscal year 2008, increased 4.5% from fiscal year 2008 to fiscal year 2009. Incremental revenue achieved through new customer acquisition, resulting from our sales and marketing efforts and our acquisition of Westcon, was partially offset by declines in our existing customer base. Within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because of the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Our fiscal years 2009 and 2008 calibration service revenue in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Service Revenue (Decline) Growth	(0.9)%	10.3%	4.5%	5.3%	10.6%	9.9%	8.6%	5.6%

(1)	The fourth quarter of fiscal year 2008 was a 13-week period compared to a 14-week period in the fourth quarter of fiscal year 2007.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, 15% to 20% of Service segment revenue is generated from outsourcing customer equipment to third party vendors for calibration beyond our chosen scope of capabilities. The following table provides Service segment revenue and the percent of Service segment revenue for fiscal years 2009 and 2008:

	FY 2009		FY 2008
	Service	% of Service	Service	% of Service
	Segment	Segment	Segment	Segment
	Revenue	Revenue	Revenue	Revenue
Depot/On-site	$19,106	79.8%	$18,236	79.6%
Outsourced	4,133	17.3%	4,078	17.8%
Freight Billed to Customers	700	2.9%	600	2.6%

Total	$23,939	100.0%	$22,914	100.0%

Gross Profit:

	For the Years Ended
	March 28,	March 29,
	2009	2008

Gross Profit:
Product	$13,070	$13,205
Service	5,678	5,336

Total	$18,748	$18,541

Gross profit, as a percent of total net revenue, decreased from 26.3% in fiscal year 2008 to 24.9% in fiscal year 2009.

Distribution products gross profit decreased $0.1 million, or 1.0%, from fiscal year 2008 to fiscal year 2009. Contributing to this decline was a greater mix of sales into our lower margin reseller channel, a decrease of $0.3 million in income from our rebate programs, and increased pricing discounts. These same factors led to a decline in product profit margin from 27.8% in fiscal year 2008 to 25.4% in fiscal year 2009.

Our product gross profit may be influenced by a number of factors that can impact quarterly comparisons. Among those factors are sales to our reseller channel which have lower margins than our direct customer base, periodic rebates on purchases, and cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our product gross profit as a percent of product net sales:

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Gross Profit%(1)	22.8%	22.8%	24.2%	23.9%	24.1%	25.1%	25.8%	24.6%
Other Income%(2)	1.2%	1.6%	1.8%	3.4%	3.0%	3.0%	2.1%	3.4%

Product Gross Profit%	24.0%	24.4%	26.0%	27.3%	27.1%	28.1%	27.9%	28.0%

(1)	Calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Calibration services gross profit increased $0.3 million, or 6.4%, from fiscal year 2008 to fiscal year 2009. As a percent of service revenue, calibration services gross profit increased 40 basis points from fiscal year 2008 to fiscal year 2009. The improvement in calibration services gross profit and margin is a direct result of reduced performance-based bonus and profit sharing expense. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Service Gross Profit Dollar Growth (Decline)	5.7%	16.8%	4.8%	(0.3)%	32.5%	14.0%	5.0%	3.8%

(1)	The fourth quarter of fiscal year 2008 was a 13-week period compared to a 14-week period in the fourth quarter of fiscal year 2007.

Operating Expenses:

	For the Years Ended
	March 28,	March 29,
	2009	2008

Operating Expenses:
Selling, Marketing and Warehouse	$9,935	$9,056
Administrative	6,127	6,202

Total	$16,062	$15,258

Operating expenses were $16.1 million, or 21.3% of total net revenue, in fiscal year 2009 compared with $15.3 million, or 21.7% of total net revenue, in fiscal year 2008. Included in fiscal year 2009 operating expenses were $1.1 million in Westcon expenses, of which $0.3 million related to non-recurring administrative expenses associated with integration. Exclusive of incremental Westcon expenses, our organic operating expenses decreased 1.8% in fiscal year 2009 compared with fiscal year 2008, primarily due to reductions in employee stock-based compensation, performance-based management bonus and employee profit sharing expense, partially offset by investments in our sales and marketing for the Service segment.

Other Expense:

	For the Years Ended
	March 28,	March 29,
	2009	2008

Other Expense:
Interest Expense	$100	$101
Other Expense, net	67	437

Total	$167	$538

Interest expense of $0.1 million in fiscal year 2009 was consistent with interest expense in fiscal year 2008. Other expense decreased $0.4 million from fiscal year 2008 to fiscal year 2009 due to reduced foreign exchange losses. We have a program in place to hedge the majority of our risk to fluctuations in the value of the U.S. dollar relative to the Canadian dollar.

Taxes:

	For the Years Ended
	March 28,	March 29,
	2009	2008

Provision for Income Taxes	$963	$382

In fiscal year 2009, we recognized a $1.0 million provision for income taxes, compared with a $0.4 million provision in fiscal year 2008. Fiscal year 2008 included a $0.8 million benefit from a reduction in our deferred tax asset valuation allowance relating to our U.S. foreign tax credit carryforwards.

FISCAL YEAR ENDED MARCH 29, 2008 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2007 (dollars in thousands):

Revenue:

	For the Years Ended
	March 29,	March 31,
	2008	2007

Net Revenue:
Product	$47,539	$45,411
Service	22,914	21,062

Total	$70,453	$66,473

Net revenue increased $4.0 million, or 6.0%, from fiscal year 2007 to fiscal year 2008.

Our distribution products net sales accounted for 67.5% of our total net revenue in fiscal year 2008 and 68.3% of our total net revenue in fiscal year 2007. On an annual basis, product net sales increased 4.7% despite having 52 weeks in fiscal year 2008 compared to 53 weeks in fiscal year 2007. This reduction of one fiscal week, which occurred in our fiscal fourth quarter, was the key driver of the 2.4% decrease in sales from our fiscal 2007 fourth quarter to our fiscal 2008 fourth quarter. Our fiscal years 2008 and 2007 product sales in relation to prior fiscal year quarter comparisons were as follows:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Product Sales (Decline) Growth	(2.4)%	5.8%	13.6%	3.7%	20.7%	6.9%	5.0%	12.3%

(1)	The fourth quarter of fiscal year 2007 was a 14-week period. All other quarters are 13-week periods.

Despite the decrease in distribution product net sales from our fiscal 2007 fourth quarter to our fiscal 2008 fourth quarter, our distribution product net sales volume per business day increased 5.3% for the same time period and 7.2% on an annual basis. Our product sales per business day for each fiscal quarter during fiscal years 2008 and 2007 were as follows:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$197	$213	$178	$171	$187	$195	$159	$165

Overall product sales from fiscal year 2007 to fiscal year 2008 reflect an 8.0% growth in our direct distribution channel. This growth was a result of a combination of increased prices, new product introductions by strategic suppliers, increased customer response to our sales and marketing efforts and growing sales through our website. Our direct distribution channel gross profit percentage increased 0.5 points as a result of reduced discounting. For the same time period, our reseller channel experienced a 10.4% increase in gross profit despite a sales decrease of 11.9%. Sales within this channel are driven by volume-based pricing for each reseller. During fiscal year 2008, we adjusted our channel pricing structure, which generated a 3.5 point increase in gross profit percentage for our resellers and a 2.6 point decline in reseller sales as a percent of total product sales. The following table provides the percent of net sales and approximate gross profit percentage for significant product distribution channels:

	FY 2008		FY 2007
	Percent of	Gross	Percent of	Gross
	Net Sales	Profit %(1)	Net Sales	Profit %(1)
Direct	84.8%	26.2%	82.2%	25.7%
Reseller	13.7%	17.0%	16.3%	13.5%
Freight Billed to Customers	1.5%		1.5%

Total	100.0%		100.0%

(1)	Calculated at net sales less purchase costs divided by net sales.

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, orders awaiting credit approval and orders required to be shipped at a future date. Our total pending product shipments for fiscal year 2008 decreased by approximately $0.4 million, or 21.8% from fiscal year 2007. Fiscal year 2007 year-end backorders included a $0.4 million remaining balance on a single large product order that was placed by a customer during our second quarter of fiscal year 2007, but was shipped across multiple months based on an agreed upon delivery schedule with that customer. The following table reflects the percentage of total pending product shipments that were backorders at the end of each fiscal quarter and our historical trend of total pending product shipments:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,419	$1,411	$1,689	$1,678	$1,814	$2,100	$2,125	$1,404
% of Pending Product Shipments that are Backorders	81.5%	78.1%	74.1%	81.0%	89.5%	92.2%	89.7%	80.2%

Calibration services revenue, which accounted for 32.5% of our total net revenue in fiscal year 2008 and 31.7% of our total net revenue in fiscal year 2007, increased 8.8% from fiscal year 2007 to fiscal year 2008. We believe changes made in our sales structure implemented in late fiscal year 2007 and progressing throughout fiscal year 2008, for both existing account management and new customer acquisition, helped drive this growth. In addition, within any year, while we may add new customers, we may also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on instruments and repair services, customer capital expenditures and customer outsourcing decisions. Because of the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Our fiscal years 2008 and 2007 calibration service revenue in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2008				FY 2007
	Q4	Q3	Q2	Q1	Q4(1)	Q3	Q2	Q1
Service Revenue Growth	10.6%	9.9%	8.6%	5.6%	11.2%	4.5%	5.8%	6.5%

(1)	The fourth quarter of fiscal year 2007 was a 14-week period. All other quarters are 13-week periods.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, in servicing our customers’ calibration needs, we have historically subcontracted to third party vendors, including those with unique or proprietary capabilities, 15% to 20% of the instruments we receive from customers for calibration. The following table provides Service segment revenue and the percent of Service segment revenue for fiscal years 2008 and 2007:

	FY 2008		FY 2007
	Service	% of Service	Service	% of Service
	Segment	Segment	Segment	Segment
	Revenue	Revenue	Revenue	Revenue
Depot/On-site	$18,236	79.6%	$16,991	80.7%
Outsourced	4,078	17.8%	3,536	16.8%
Freight Billed to Customers	600	2.6%	535	2.5%

Total	$22,914	100.0%	$21,062	100.0%

Gross Profit:

	For the Years Ended
	March 29,	March 31,
	2008	2007

Gross Profit:
Product	$13,205	$11,992
Service	5,336	4,621

Total	$18,541	$16,613

Gross profit, as a percent of total net revenue, increased from 25.0% in fiscal year 2007 to 26.3% in fiscal year 2008.

Distribution products gross profit increased $1.2 million, or 10.1%, from fiscal year 2007 to fiscal year 2008, primarily because of a 4.7% increase in net sales. As a percent of net revenue, product gross profit increased 140 basis points from fiscal year 2007 to fiscal year 2008. This was primarily attributable to an increased mix of sales through more profitable sales channels, improved pricing programs, and over $0.2 million more in cooperative advertising income received in fiscal year 2008 as compared to fiscal year 2007.

Our product gross profit may be influenced by a number of factors that can impact quarterly comparisons. Among those factors are sales to our reseller channel which have lower margins than our direct customer base, periodic rebates on purchases, and cooperative advertising received from suppliers. The following table reflects the quarterly historical trend of our product gross profit as a percent of product net sales:

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

Calibration services gross profit increased $0.7 million, or 15.5%, from fiscal year 2007 to fiscal year 2008. During fiscal year 2008, our service revenue grew at a faster rate than our service expenses, thus leveraging investments made in our calibration capabilities in previous years. As a percent of service revenue, calibration services gross profit increased 140 basis points from fiscal year 2007 to fiscal year 2008 due to the aforementioned leverage gained from prior investments in calibration services capacity. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

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

Operating expenses increased $1.0 million, or 7.0%, from fiscal year 2007 to fiscal year 2008. Selling, marketing and warehouse expenses increased $0.3 million, but decreased as a percentage of total net revenue from 13.2% in fiscal year 2007 to 12.9% in fiscal year 2008. This was primarily driven by increased expenses associated with print marketing initiatives and our website, partially offset by reductions due to changes made within our sales organization. Administrative expenses increased $0.7 million from fiscal year 2007 to fiscal year 2008 and increased as a percent of total net revenue from 8.2% in fiscal year 2007 to 8.8% in fiscal year 2008. This was due primarily to increases in stock-based compensation expense resulting from an increase in the per share value of awards granted, professional fees and employee-related expenses.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments over the next twelve months.

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 28,	March 29,
	2009	2008

Cash Provided by (Used in):
Operating Activities	$3,816	$3,593
Investing Activities	(7,416)	(1,505)
Financing Activities	3,472	(2,246)

Operating Activities:  Cash provided by operating activities for fiscal year 2009 was $3.8 million compared to $3.6 million in fiscal year 2008. Significant working capital fluctuations were as follows:

•	Inventories/Accounts Payable: Due to economic conditions in the fourth quarter of fiscal year 2009, which we anticipate will carry forward into the first quarter of the fiscal year ending March 27, 2010 (“fiscal year 2010”), we have implemented tight monitoring controls to drive down inventory levels. These efforts provided approximately $0.8 million of cash from operations in fiscal year 2009 compared to cash used of approximately $1.0 million in fiscal year 2008. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. In fiscal year 2009, operating cash flow was negatively impacted by payments to reduce accounts payable by $1.6 million, compared to an increase in accounts payable of $0.6 million in fiscal year 2008.

•	Receivables: We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable.

The following table illustrates our days sales outstanding from fiscal year 2008 to fiscal year 2009:

	March 28,	March 29,
	2009	2008

Net Sales, for the last two fiscal months	$14,226	$14,557
Accounts Receivable, net	$8,981	$9,346
Days Sales Outstanding	38	39

Investing Activities:  In fiscal year 2009, we used $7.4 million of cash from investing activities, of which approximately $5.6 million was associated with the purchase of Westcon, compared to $1.5 million used in fiscal year 2008. In addition, during fiscal year 2009, we used $1.8 million of cash for the purchase of property and equipment primarily for the expansion of capabilities in our calibration laboratories which included improvements to our facilities and infrastructure. The $1.5 million of cash used in investing activities in fiscal year 2008 was primarily used for the expansion of our calibration capabilities, including the expansion of our laboratory in Rochester, New York and equipment for our new laboratory in Anaheim, California, and for the replacement of laboratory equipment.

Financing Activities:  Financing activities provided $3.5 million in cash during fiscal year 2009. Net borrowings from our revolving line of credit provided $3.2 million during fiscal year 2009, primarily due to borrowings to acquire Westcon. In addition, $0.3 million of cash was generated in fiscal year 2009 primarily from the issuance of common stock through the exercise of stock options and warrants. During fiscal year 2008, we used $2.6 million of cash from operations to decrease our overall debt. This use of cash was offset by $0.4 million of cash generated primarily from the issuance of common stock through the exercise of stock options and warrants.

Contractual Obligations and Commercial Commitments.  The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements (in millions):

	Payments Due by Period
	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total

Revolving Line of Credit(1)	$—	$3.5	$—	$—	$3.5
Operating Leases	1.0	1.8	1.0	1.7	5.5

Total Contractual Cash Obligations	$1.0	$5.3	$1.0	$1.7	$9.0

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes interest portion of the debt obligation.

Effect of Recently Issued Accounting Standards.

SFAS 141R:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R is to be applied prospectively to business combinations beginning in fiscal year 2010.

SFAS 157:  In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. Our adoption of the provisions of SFAS 157 for financial assets and liabilities did not have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued Financial Statement of Position (“FSP”) No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, our fiscal year 2010. We are currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but do not expect the adoption to have a material impact on our Consolidated Financial Statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate that a transaction is not orderly. FSP 157-4 is to be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, our first quarter of fiscal year 2010. We are currently evaluating the impact of adopting FSP 157-4 on our Consolidated Financial Statements.

SFAS 160:  In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This statement applies to the accounting for noncontrolling interests (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 becomes effective for us in fiscal year 2010. Since we do not currently have any noncontrolling interests, the adoption of this statement is not expected to have an impact on our Consolidated Financial Statements.

SFAS 161:  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, our fiscal year 2010. We are currently evaluating the impact of adopting SFAS 161 on our Consolidated Financial Statements.

EITF 03-6-1:  In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, our fiscal year 2010, and earlier adoption is prohibited. We do not expect the adoption of EITF 03-6-1 to have a material impact on our Consolidated Financial Statements.

OUTLOOK

Overall, we expect modest growth in revenue in fiscal year 2010 with the benefit of a full year of Westcon business, growth through market share gains in calibration services and an expected improvement in the economy in the fourth quarter of fiscal year 2010.

Both of our business segments have been and will continue to be impacted by the economy, and we do not expect to start the year strong. We expect our product sales to have a relatively flat year with our fourth quarter being our strongest, whereas, our service revenue should strengthen as we move through the year.

Revenues from both product sales and calibration services to the wind industry should be a greater part of revenues in fiscal year 2010. We have relationships with both the major wind turbine manufacturers and the major utilities that are building wind energy power and expect that this position will enable us to accelerate our growth within this industry over the next several years. We believe we may also indirectly benefit from funds from the federal stimulus package that are dedicated to alternative energy.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of March 28, 2009, $14.3 million was available under our credit facility, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $3.5 million was outstanding.

Under our credit facility described in Note 3 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility and the London Interbank Offered Rate (“LIBOR”). As of March 28, 2009, the base rate and the LIBOR rate were 3.3% and 0.5%, respectively. Our interest rate for fiscal year 2009 ranged from 1.2% to 5.5%. On March 28, 2009 and March 29, 2008, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenues for fiscal years 2009 and 2008 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our net revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We periodically enter into foreign exchange forward contracts to reduce the risk that our earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in fiscal year 2009 and $0.2 million in fiscal year 2008, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 28, 2009, we had foreign exchange contracts, set to mature in May 2009, outstanding in the notional amount of $0.3 million. We do not use hedging arrangements for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries as of March 28, 2009 and March 29, 2008 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 28, 2009. We have also audited the schedule listed in the accompanying index for each of the three years in the period ended March 28, 2009. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 28, 2009 and March 29, 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 2009, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 24, 2009

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007

Product Sales	$51,480	$47,539	$45,411
Service Revenue	23,939	22,914	21,062

Net Revenue	75,419	70,453	66,473

Cost of Products Sold	38,410	34,334	33,419
Cost of Services Sold	18,261	17,578	16,441

Total Cost of Products and Services Sold	56,671	51,912	49,860

Gross Profit	18,748	18,541	16,613

Selling, Marketing and Warehouse Expenses	9,935	9,056	8,790
Administrative Expenses	6,127	6,202	5,474

Total Operating Expenses	16,062	15,258	14,264

Gain on TPG Divestiture	—	—	1,544

Operating Income	2,686	3,283	3,893

Interest Expense	100	101	334
Other Expense, net	67	437	283

Total Other Expense	167	538	617

Income Before Income Taxes	2,519	2,745	3,276
Provision for Income Taxes	963	382	1,217

Net Income	1,556	2,363	2,059
Other Comprehensive (Loss) Income	(116)	393	(138)

Comprehensive Income	$1,440	$2,756	$1,921

Basic Earnings Per Share	$0.21	$0.33	$0.30
Average Shares Outstanding	7,304	7,132	6,914
Diluted Earnings Per Share	$0.21	$0.32	$0.28
Average Shares Outstanding	7,469	7,272	7,335

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 28,	March 29,
	2009	2008

ASSETS
Current Assets:
Cash	$59	$208
Accounts Receivable, less allowance for doubtful accounts of $75 and $56 as of March 28, 2009 and March 29, 2008, respectively	8,981	9,346
Other Receivables	119	370
Inventory, net	4,887	5,442
Prepaid Expenses and Other Current Assets	774	773
Deferred Tax Asset	380	248

Total Current Assets	15,200	16,387
Property and Equipment, net	4,174	3,211
Goodwill	7,923	2,967
Intangible Asset, net	1,091	—
Deferred Tax Asset	635	1,435
Other Assets	368	344

Total Assets	$29,391	$24,344

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$4,748	$5,947
Accrued Compensation and Other Liabilities	1,757	2,489
Income Taxes Payable	215	62

Total Current Liabilities	6,720	8,498
Long-Term Debt	3,559	302
Other Liabilities	493	427

Total Liabilities	10,772	9,227

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,656,358 and 7,446,223 shares issued as of March 28, 2009 and March 29, 2008, respectively; 7,380,576 and 7,170,441 shares outstanding as of March 28, 2009 and March 29, 2008, respectively	3,828	3,723
Capital in Excess of Par Value	8,606	6,649
Accumulated Other Comprehensive Income	320	436
Retained Earnings	6,853	5,297
Less: Treasury Stock, at cost, 275,782 shares as of March 28, 2009 and March 29, 2008	(988)	(988)

Total Shareholders’ Equity	18,619	15,117

Total Liabilities and Shareholders’ Equity	$29,391	$24,344

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007

Cash Flows from Operating Activities:
Net Income	$1,556	$2,363	$2,059
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	246	40	1,118
Depreciation and Amortization	1,897	1,761	1,622
Provision for (Recovery of) Accounts Receivable and Inventory Reserves	304	(23)	120
Stock-Based Compensation Expense	666	780	443
Gain on TPG Divestiture	—	—	(1,544)
Changes in Assets and Liabilities, net of acquisition:
Accounts Receivable and Other Receivables	1,418	(186)	(1,270)
Inventory	836	(1,039)	(421)
Prepaid Expenses and Other Assets	(694)	(662)	(547)
Accounts Payable	(1,585)	640	1,088
Accrued Compensation and Other Liabilities	(789)	(15)	37
Income Taxes Payable	(39)	(66)	(60)

Net Cash Provided by Operating Activities	3,816	3,593	2,645

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,775)	(1,505)	(1,194)
Purchase of Westcon, Inc., net of cash acquired	(5,641)	—	—

Net Cash Used in Investing Activities	(7,416)	(1,505)	(1,194)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	3,199	(2,598)	(352)
Payments on Other Debt Obligations	(10)	—	(1,076)
Issuance of Common Stock	239	266	218
Excess Tax Benefits Related to Stock-Based Compensation	44	86	—

Net Cash Provided by (Used in) Financing Activities	3,472	(2,246)	(1,210)

Effect of Exchange Rate Changes on Cash	(21)	9	1

Net (Decrease) Increase in Cash	(149)	(149)	242
Cash at Beginning of Period	208	357	115

Cash at End of Period	$59	$208	$357

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$91	$114	$347
Income Taxes, net	$715	$253	$158
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Stock Issued in Connection with Business Acquisition	$1,113	$—	$—
Capital Lease Obligation	$49	$—	$—
Expiration of Warrants from Debt Retirement	$—	$329	$—
Treasury Stock Acquired in Cashless Exercise of Stock Options	$—	$—	$100

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Capital
	Common Stock		In			Accumulated		Treasury Stock
	Issued		Excess			Other		Outstanding
	$0.50 Par Value		of Par		Unearned	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Warrants	Compensation	Income	Earnings	Shares	Amount	Total

Balance as of March 25, 2006	7,048	$3,524	$4,641	$329	$(15)	$181	$875	257	$(888)	$8,647
Issuance of Common Stock	218	109	209					19	(100)	218
Reversal of Unearned Compensation Upon Adoption of SFAS 123R			(15)		15					—
Stock-Based Compensation			337							337
Restricted Stock	20	10	96							106
Comprehensive Income:
Currency Translation Adjustment						23				23
Unrecognized Prior Service Cost, net of tax						(161)				(161)
Net Income							2,059			2,059

Balance as of March 31, 2007	7,286	$3,643	$5,268	$329	$—	$43	$2,934	276	$(988)	$11,229
Issuance of Common Stock	130	65	201							266
Stock-Based Compensation			608							608
Tax Benefit from Stock-Based Compensation			86							86
Restricted Stock	30	15	157							172
Expired Warrants			329	(329)						—
Comprehensive Income:
Currency Translation Adjustment						385				385
Unrecognized Prior Service Cost, net of tax						8				8
Net Income							2,363			2,363

Balance as of March 29, 2008	7,446	$3,723	$6,649	$—	$—	$436	$5,297	276	$(988)	$15,117
Issuance of Common Stock	210	105	1,247							1,352
Stock-Based Compensation			666							666
Tax Benefit from Stock-Based Compensation			44							44
Comprehensive Income:
Currency Translation Adjustment						(104)				(104)
Unrecognized Prior Service Cost, net of tax						(12)				(12)
Net Income							1,556			1,556

Balance as of March 28, 2009	7,656	$3,828	$8,606	$—	$—	$320	$6,853	276	$(988)	$18,619

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1 —	GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or “the Company”) is a leading global distributor of professional grade test and measurement instruments and accredited provider of calibration, parts inspection, production model engineering and repair services primarily for the pharmaceutical and FDA-regulated, industrial manufacturing, energy and utilities, chemical process, and other industries.

Principles of Consolidation:  The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly-owned subsidiaries, Transmation (Canada) Inc. and Westcon, Inc. (“Westcon”). All significant intercompany balances and transactions have been eliminated in consolidation.

On August 14, 2008, Transcat, through its wholly-owned subsidiary Transcat Acquisition Corp. (“Transcat Acquisition”), acquired Westcon, an Oregon corporation, by merger with and into Transcat Acquisition, which was the surviving entity. Concurrent with the closing of the merger, Transcat Acquisition’s name was changed to Westcon. See Note 10 for further information on the acquisition.

Use of Estimates:  The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and deferred tax asset valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year:  Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 28, 2009 (“fiscal year 2009”) and March 29, 2008 (“fiscal year 2008”) consisted of 52 weeks. The fiscal year ended March 31, 2007 (“fiscal year 2007”) consisted of 53 weeks.

Accounts Receivable:  Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectability of accounts receivable. Transcat applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenue and/or the historical rate of returns.

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

Property and Equipment, Depreciation and Amortization:  Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	2 - 10

Property and equipment determined to have no value are written off at their then remaining net book value. Transcat capitalizes certain costs incurred in the procurement and development of computer software used for internal purposes. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 for further information on property and equipment.

Goodwill and Intangible Assets:  Goodwill represents costs in excess of fair values assigned to the underlying net assets of an acquired business. Other intangible assets, namely customer base, represent an allocation of purchase price to identifiable intangible assets of an acquired business.

Transcat estimates the fair value of the Company’s reporting units using the fair market value measurement requirement, rather than the undiscounted cash flows approach. The Company tests goodwill and intangible assets for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of the Company’s reporting units on a fair value basis indicated that no impairment existed as of March 28, 2009 and March 29, 2008.

A summary of changes in the Company’s goodwill and intangible asset is as follows:

	Goodwill			Intangible Asset
	Product	Service	Total	Product	Service	Total

Net Book Value as of March 29, 2008	$1,524	$1,443	$2,967	$—	$—	$—
Additions (see Note 10)	3,965	991	4,956	480	726	1,206
Amortization	—	—	—	(46)	(69)	(115)

Net Book Value as of March 28, 2009	$5,489	$2,434	$7,923	$435	$656	$1,091

The intangible asset is being amortized on an accelerated basis over the estimated useful life of 10 years. Estimated intangible asset amortization expense is expected to be $0.2 million in each of the fiscal years 2010, 2011 and 2012 and $0.1 million in each of the fiscal years 2013 and 2014.

Catalog Costs:  Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million as of March 28, 2009 and March 29, 2008.

Deferred Taxes:  Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. A valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized based on an assessment of both positive and negative evidence. See Note 4 for further discussion.

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using available market information and appropriate valuation methodologies. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2009, 2008 and 2007, the Company recorded non-cash stock-based compensation cost in the amount of $0.7 million, $0.8 million and $0.4 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income.

The estimated fair value of options and warrants granted was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value granted of $4.02 per share in fiscal year 2009, $4.59 per share in fiscal year 2008 and $4.04 per share in fiscal year 2007.

The following are the weighted average assumptions used in the Black-Scholes model:

	FY 2009	FY 2008	FY 2007

Expected life	6 years	6 years	6 years
Annualized volatility rate	61.3%	68.3%	79.7%
Risk-free rate of return	3.3%	4.5%	4.7%
Dividend rate	0.0%	0.0%	0.0%

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

Cooperative Advertising Income:  Transcat records cash consideration received from a vendor as a reduction of cost of products sold as the related inventory is sold. The Company recorded, as a reduction of cost of products sold, consideration in the amount of $1.1 million in each of the fiscal years 2009 and 2008 and $0.9 million in fiscal year 2007.

Shipping and Handling Costs:  Freight expense and direct shipping costs are included in cost of products and services sold. These costs were approximately $1.5 million, $1.4 million and $1.2 million for fiscal years 2009, 2008 and 2007, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers are reflected in selling, marketing, and warehouse expenses. These costs were $0.5 million for fiscal year 2009 and $0.4 million in each of the fiscal years 2008 and 2007.

Gain on TPG Divestiture:  During the fiscal year ended March 31, 2002, the Company sold Transmation Products Group (“TPG”). As a result of certain post-closing commitments, the Company deferred recognition of a $1.5 million gain on the sale. During fiscal year 2007, the Company satisfied those commitments and consequently realized the gain as a component of operating income in the accompanying Consolidated Financial Statements. See Note 9 for further discussion of the TPG divestiture.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in fiscal year 2009, $0.4 million in fiscal year 2008 and less than $0.1 million in fiscal year 2007. Beginning in the third quarter of fiscal year 2008, the Company began utilizing foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in fiscal year 2009 and $0.2 million in fiscal year 2008, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 28, 2009, the Company had foreign exchange contracts, set to mature in May 2009, outstanding in the notional amount of $0.3 million. There were no hedging arrangements outstanding on March 29, 2008. The Company does not use hedging arrangements for speculative purposes.

Comprehensive Income:  Other comprehensive income is comprised of net income, currency translation adjustments and unrecognized prior service costs, net of tax. At March 28, 2009, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.5 million and unrecognized prior service costs, net of tax, of $0.2 million. At March 29, 2008, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million and unrecognized prior service costs, net of tax, of $0.2 million.

Earnings Per Share:  Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of stock options, warrants, and unvested restricted stock awards using the treasury stock method in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and unvested restricted stock are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

For fiscal year 2009, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. For fiscal years 2008 and 2007, the net additional common stock equivalents had a $0.01 per share effect and a $0.02 per share effect, respectively, on the calculation of dilutive earnings per share. The total number of dilutive and anti-dilutive common stock equivalents resulting from stock options, warrants, and unvested restricted stock are summarized as follows:

	For the Years Ended
	March 28,	March 29,	March 31,
	2009	2008	2007

Shares:
Dilutive	165	140	421
Anti-dilutive	616	615	374

Total	781	755	795

Range of Exercise Prices per Share:
Options	$2.20-$7.72	$2.20-$7.72	$0.97-$5.80
Warrants	$2.88-$5.80	$2.31-$5.80	$0.97-$5.80

Reclassification of Amounts:  Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

Recently Issued Accounting Pronouncements:  In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). This statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R is to be applied prospectively to business combinations beginning in the Company’s fiscal year ending March 27, 2010 (“fiscal year 2010”).

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 was effective for fiscal years beginning after November 15, 2007. The adoption of the provisions of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s Consolidated Financial Statements.

In February 2008, the FASB issued Financial Statement of Position (“FSP”) No. 157-2, Partial Deferral of the Effective Date of Statement 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, the Company’s fiscal year 2010. The Company is currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but does not expect the adoption to have a material impact on its Consolidated Financial Statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. FSP 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP 157-3 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased.

FSP 157-4 also includes guidance on identifying circumstances that indicate that a transaction is not orderly. FSP 157-4 is to be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, the Company’s first quarter of fiscal year 2010. The Company is currently evaluating the impact of adopting FSP 157-4 on its Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). This statement applies to the accounting for noncontrolling interests (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS 160 becomes effective for the Company in fiscal year 2010. Since the Company does not currently have any noncontrolling interests, the adoption of this statement is not expected to have an impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”). This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, the Company’s fiscal year 2010. The Company is currently evaluating the impact of adopting SFAS 161 on its Consolidated Financial Statements.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the computation of earnings per share under the two-class method as described in SFAS No. 128, Earnings Per Share. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008, the Company’s fiscal year 2010, and earlier adoption is prohibited. The Company does not expect the adoption of EITF 03-6-1 to have a material impact on its Consolidated Financial Statements.

NOTE 2 —	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 28,	March 29,
	2009	2008

Machinery, Equipment, and Software	$15,475	$13,875
Furniture and Fixtures	1,688	1,475
Leasehold Improvements	657	602

Total Property and Equipment	$17,820	$15,952
Less: Accumulated Depreciation and Amortization	(13,646)	(12,741)

Total Property and Equipment, net	$4,174	$3,211

Total depreciation and amortization expense amounted to $1.1 million in each of the fiscal years 2009 and 2008 and $1.0 million in fiscal year 2007.

NOTE 3 —	DEBT

Description.  On August 14, 2008, Transcat amended its credit agreement (the “Chase Credit Agreement”) with JPMorgan Chase Bank, N.A. The amendment to the Chase Credit Agreement provided for an increase in the amount available under the revolving credit facility (the “Revolving Credit Facility”) from $10 million to $15 million, an extension of the maturity date from November 2009 to August 2011 and an increase in interest and commitment fees. All other terms were unchanged. As of March 28, 2009, $14.3 million was available under the Chase Credit Agreement, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $3.5 million was outstanding.

Interest and Other Costs.  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Chase Credit Agreement. The Base Rate and the LIBOR rates as of March 28, 2009 were 3.3% and 0.5%, respectively. The Company’s interest rate for fiscal year 2009 ranged from 1.2% to 5.5%. If the Chase Credit Agreement, as amended, had been in effect for the entire fiscal year ended March 28, 2009, the Company’s interest rate would have ranged from 1.2% to 5.5%. Loan costs associated with the Chase Credit Agreement, totaling less than $0.1 million, are being amortized over the term of the agreement.

Covenants.  The Chase Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout fiscal year 2009.

Other Terms.  The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of Transmation (Canada) Inc. and Westcon as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 —	INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statements of Operations is as follows:

	FY 2009	FY 2008	FY 2007

United States	$2,544	$2,695	$2,997
Foreign	(25)	50	279

Total	$2,519	$2,745	$3,276

The net provision for income taxes for fiscal years 2009, 2008 and 2007 is as follows:

	FY 2009	FY 2008	FY 2007

Current Tax Provision:
Federal	$631	$236	$43
State	86	106	56

	$717	$342	$99

Deferred Tax Provision (Benefit):
Federal	$225	$69	$1,036
State	21	(29)	82

	$246	$40	$1,118

Provision for Income Taxes	$963	$382	$1,217

A reconciliation of the income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations is as follows:

	FY 2009	FY 2008	FY 2007

Federal Income Tax at Statutory Rate	$856	$933	$1,114
State Income Taxes, net of Federal benefit	101	110	131
Valuation Allowance(1)	—	(784)	—
Other, net	6	123	(28)

Total	$963	$382	$1,217

(1)	In fiscal year 2008, after assessing all available evidence, the Company determined that it was more likely than not that the benefits associated with its U.S. foreign tax credit carryforwards would be realized. As a result, the Company reduced its deferred tax valuation allowance by $0.8 million and recorded the reduction as a benefit from income taxes in the Consolidated Statements of Operations.

The components of the net deferred tax assets are as follows:

	March 28,	March 29,
	2009	2008

Current Deferred Tax Assets:
Accrued Liabilities	$231	$182
Other	149	66

Total Current Deferred Tax Assets	$380	$248

Non-Current Deferred Tax Assets (Liabilities):
Stock-Based Compensation	$511	$281
Foreign Tax Credits (expiring in March 2018)	614	745
Goodwill	86	458
Depreciation	(536)	(425)
Intangible Asset	(414)	—
Other	374	411

Total Non-Current Deferred Tax Assets	$635	$1,470
Valuation Allowance(1)	—	(35)

Net Non-Current Deferred Tax Assets	$635	$1,435

Net Deferred Tax Assets	$1,015	$1,683

(1)	In fiscal year 2009, as a result of the expiration of unused U.S. research and development credit carryforwards, the Company wrote off the corresponding deferred tax asset and reduced its remaining deferred tax valuation allowance.

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

Effective April 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 established a single model to address accounting for uncertain tax positions and clarified the accounting for income taxes by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Upon adoption of FIN 48, the Company had no unrecognized tax benefits. During fiscal years 2009 and 2008, the Company recognized no adjustments for uncertain tax benefits and expects no material changes to unrecognized tax positions within the next twelve months.

The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest and penalties related to uncertain tax positions were recognized in fiscal years 2009 and 2008 or were accrued at March 28, 2009 and March 29, 2008.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for the tax years 2005 and prior, by state tax authorities for the tax years 2005 and prior, and by Canadian tax authorities for the tax years 2002 and prior. There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

NOTE 5 —	DEFINED CONTRIBUTION PLAN

All of Transcat’s United States based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided certain qualifications are met.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions vest over a three year period. The Company’s matching contributions to the 401K Plan were $0.3 million in each of the fiscal years 2009 and 2008, and $0.2 million in fiscal year 2007. In March 2009, the Company temporarily suspended matching contributions to the 401K Plan.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Board of Directors. The Company made no profit sharing contributions in fiscal years 2009, 2008 and 2007.

NOTE 6 —	POSTRETIREMENT HEALTH CARE PLANS

In December 2006, the Company adopted two defined benefit postretirement health care plans. One plan provides limited reimbursement to eligible non-officer participants for the cost of individual medical insurance coverage purchased by the participant following qualifying retirement from employment with the Company (the “Non-Officer Plan”). The other plan provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the postretirement benefit obligation is as follows:

	FY 2009	FY 2008

Postretirement benefit obligation, at beginning of fiscal year	$359	$261
Service cost	50	34
Interest cost	24	16
Benefits paid	(6)	—
Actuarial loss	31	48

Postretirement benefit obligation, at end of fiscal year	458	359
Fair value of plan assets, at end of fiscal year	—	—

Funded status, at end of year	$(458)	$(359)

Accumulated postretirement benefit obligation, at end of fiscal year	$458	$359

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

			From
			Inception to
	FY 2009	FY 2008	March 31, 2007

Net periodic postretirement benefit cost:
Service cost	$50	$34	$9
Interest cost	24	16	4
Amortization of prior service cost	13	13	3

	87	63	16

Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(13)	(13)	(3)
Net loss	31	—	—
Unrecognized prior service cost	—	—	261

	18	(13)	258

Total recognized in net periodic benefit cost and other comprehensive income	$105	$50	$274

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$263	$245	$258

The prior service cost is amortized on a straight-line basis over the average remaining service period of active participants for the Non-Officer Plan and over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during the fiscal year 2010 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic benefit cost were as follows:

	March 28,	March 29,	March 31,
	2009	2008	2007

Weighted average discount rate	7.4%	6.7%	6.1%
Medical care cost trend rate:
Trend rate assumed for next year	9.0%	9.5%	10.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Year that rate reaches ultimate trend rate	2018	2018	2017
Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%	5.0%

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

Fiscal Year	Amount

2010	$10
2011	25
2012	29
2013	43
2014	63
2015-2019	327

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

The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. In addition, Transcat maintains a warrant plan for directors (the “Directors’ Warrant Plan”). At March 28, 2009, the number of shares available for future grant under the 2003 Plan totaled 0.3 million.

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

The following table summarizes the Company’s options for fiscal years 2009, 2008 and 2007:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value

Outstanding as of March 25, 2006	452	$1.97
Granted	57	5.69
Exercised	(170)	1.00
Cancelled/Forfeited	(10)	2.64

Outstanding as of March 31, 2007	329	3.11
Granted	407	6.90
Exercised	(71)	1.37
Cancelled/Forfeited	(9)	4.12

Outstanding as of March 29, 2008	656	5.64
Granted	19	6.75
Exercised	(6)	2.69
Cancelled/Forfeited	(4)	6.35

Outstanding as of March 28, 2009	665	5.70	7	$353

Exercisable as of March 28, 2009	296	4.13	6	353

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 28, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 28, 2009 was $1.0 million, which is expected to be recognized over a weighted average period of 2 years. The aggregate intrinsic value of stock options exercised was less than $0.1 million in fiscal year 2009, $0.3 million in fiscal year 2008 and $0.7 million in fiscal year 2007. Cash receipts from the exercise of options were less than $0.1 million in fiscal year 2009, $0.1 million in fiscal year 2008 and less than $0.1 million in fiscal year 2007.

The following table presents options outstanding and exercisable as of March 28, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
	of	Life	per	of	per
	Shares	(in Years)	Share	Shares	Share
Range of Exercise Prices:
$2.20-$3.50	134	5	$2.51	134	$2.51
$3.51-$5.00	55	6	4.31	55	4.31
$5.01-$6.50	204	8	5.58	82	5.57
$6.51-$7.72	272	8	7.65	25	7.72

Total	665	7	5.70	296	4.13

Warrants:  Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. Warrants vest over a three year period and expire in five years from the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted. Warrants outstanding on March 28, 2009 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan.

The following table summarizes warrants for fiscal years 2009, 2008 and 2007:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value

Outstanding as of March 25, 2006	160	$2.62
Granted	24	5.80
Exercised	(31)	1.90

Outstanding as of March 31, 2007	153	3.27
Exercised	(43)	1.82
Cancelled/Forfeited	(11)	4.51

Outstanding as of March 29, 2008	99	3.75
Exercised	(32)	2.57
Cancelled/Forfeited	(4)	5.25

Outstanding as of March 28, 2009	63	4.28	1	$54

Exercisable as of March 28, 2009	57	4.13	1	54

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2009 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on March 28, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of warrants exercised was $0.1 million in fiscal year 2009, $0.2 million in fiscal year 2008 and $0.1 million in fiscal year 2007. Cash received from the exercise of warrants was less than $0.1 million in each of the fiscal years 2009, 2008 and 2007.

The following table presents warrants outstanding and exercisable as of March 28, 2009:

	Warrants Outstanding
		Remaining
	Number	Contractual	Warrants
	of	Life	Exercisable
	Shares	(in Years)	(in Shares)
Exercise Prices:
$2.88	18	—	18
$4.26	28	1	28
$5.80	17	2	11

Total	63	1	57

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

Restricted Stock:  The 2003 Plan also allows the Company to grant stock awards. During fiscal year 2009, the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. During the second quarter of fiscal year 2009 and in conjunction with the acquisition of Westcon, the Company modified these awards by increasing the cumulative diluted earnings per share growth performance condition. The modification did not have an impact on our Consolidated Financial Statements.

Compensation cost ultimately recognized for these performance-based restricted awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance condition. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance condition. At March 28, 2009, the Company estimated the probability of achievement for these performance-based awards granted in fiscal year 2009 to be 50% of the target level. During fiscal year 2009, total expense relating to performance-based restricted stock awards, based on grant-date fair market value and the estimated probability of achievement, was less than $0.1 million. Unearned compensation totaled $0.2 million as of March 28, 2009.

Restricted stock awards granted in fiscal year 2008 vested immediately and awards granted in fiscal year 2007 vested 50% at date of grant and 50% one year later. Total expense, based on fair market value, amounted to $0.2 million and $0.1 million in fiscal years 2008 and 2007, respectively. There was no unearned compensation at March 29, 2008.

NOTE 8 —	SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments:  Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. The Company has no inter-segment revenues. The following table presents segment and geographic data for fiscal years 2009, 2008 and 2007:

	FY 2009	FY 2008	FY 2007

Net Revenue:
Product	$51,480	$47,539	$45,411
Service	23,939	22,914	21,062

Total	75,419	70,453	66,473

	FY 2009	FY 2008	FY 2007

Gross Profit:
Product	13,070	13,205	11,992
Service	5,678	5,336	4,621

Total	18,748	18,541	16,613

Operating Expenses:
Product(1)	9,622	9,392	8,467
Service(1)	6,440	5,866	5,797

Total	16,062	15,258	14,264

Gain on TPG Divestiture	—	—	1,544

Operating Income	2,686	3,283	3,893

Unallocated Amounts:
Other Expense, net	167	538	617
Provision for Income Taxes	963	382	1,217

Total	1,130	920	1,834

Net Income	$1,556	$2,363	$2,059

Total Assets(2):
Product	$16,807	$13,871	$12,764
Service	10,233	7,407	6,794
Unallocated	2,351	3,066	2,864

Total	$29,391	$24,344	$22,422

Depreciation and Amortization(3):
Product	$778	$739	$625
Service	954	893	849
Unallocated	165	129	148

Total	$1,897	$1,761	$1,622

Capital Expenditures:
Product	$21	$45	$181
Service	1,456	1,268	878
Unallocated	298	192	135

Total	$1,775	$1,505	$1,194

Geographic Data:
Net Revenues to Unaffiliated Customers(4):
United States(5)	$70,353	$63,945	$59,673
Canada	5,066	6,508	6,800

Total	$75,419	$70,453	$66,473

Long-Lived Assets:
United States(5)	$4,065	$3,093	$2,613
Canada	109	118	201

Total	$4,174	$3,211	$2,814

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)	Goodwill and intangible assets were allocated based on the percentage of segment revenue acquired. For fiscal year 2009, goodwill and intangible assets of $9.0 million were allocated between our segments as follows: 66% to Product and 34% to Service. For fiscal years 2008 and 2007, goodwill of $3.0 million was allocated between our segments as follows: 51% to Product and 49% to Service.

(3)	Including amortization of catalog costs.

(4)	Net revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.

(5)	United States includes Puerto Rico.

NOTE 9 —	COMMITMENTS

Leases:  Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense was approximately $1.2 million for fiscal year 2009 and $1.1 million in each of fiscal years 2008 and 2007. The minimum future annual rental payments under the non-cancelable leases at March 28, 2009 are as follows (in millions):

Fiscal Year

2010	$1.0
2011	1.0
2012	0.8
2013	0.6
2014	0.4
Thereafter	1.7

Total minimum lease payments	$5.5

Concurrent with the acquisition of Westcon, the Company entered into an agreement to lease property in Portland, Oregon for a calibration laboratory and product distribution center. The facility, which is owned by an executive officer of the Company (the former sole shareholder of Westcon) is being leased under a non-cancelable operating lease over a three year period commencing on the acquisition date. The minimum future annual rental payments are approximately $0.1 million per year.

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

On August 14, 2008, Transcat, through its wholly-owned subsidiary Transcat Acquisition, acquired Westcon pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) with Westcon and its sole shareholder. Westcon is a distributor of professional grade test and measurement instruments and a provider of calibration and repair services to customers located primarily in the western United States.

Pursuant to the Merger Agreement, Westcon merged with and into Transcat Acquisition. Concurrent with the closing of the merger, Transcat Acquisition’s name was changed to Westcon.

Under the terms of the Merger Agreement, Transcat paid an aggregate purchase price of approximately $6.9 million, which was paid in a combination of the issuance of 150,000 shares of Transcat common stock valued at approximately $1.1 million and approximately $5.8 million in cash. A portion of the cash purchase price, aggregating $0.5 million, was distributed to satisfy certain debt obligations of Westcon, with the remainder being paid to the sole shareholder. An additional contingent payment of up to $1.4 million is subject to holdback restrictions and is intended to secure the obligations of Westcon and the sole shareholder for post-

closing adjustments, reimbursement and indemnification under the terms of the Merger Agreement. This contingent payment is expected to be recorded as additional purchase price at the time the payment is certain.

In addition, Transcat and the sole shareholder entered into an Earn Out Agreement dated as of the closing of the merger. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and Westcon achieving certain post-closing profit and revenue targets. These potential future payments are expected to be recorded as compensation expense in the period earned.

The following is a summary of the preliminary purchase price allocation:

Purchase Price Paid:
Cash Paid to Seller at Closing	$4,216
Westcon Debt Paid by Transcat at Closing	466
Fair Value of Common Stock Issued	1,113
Cash Paid to Seller in November 2008	1,017
Direct Acquisition Costs	116

Total Purchase Price	$6,928

Allocation of Purchase Price:
Intangible Asset — Customer Base	$1,206
Deferred Tax Liability	(458)
Goodwill	4,956

5,704
Plus: Current Assets	1,675
Non-Current Assets	274
Less: Current Liabilities	(658)
Non-Current Liabilities	(67)

Total Purchase Price	$6,928

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

The primary reasons for the Company’s acquisition of Westcon and the principal factors that contribute to the recognition of goodwill are the strengthening of the Company’s presence in the western United States and/or the synergies and related cost savings gained from the integration of the acquired operation.

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

	(Unaudited)
	FY 2009	FY 2008

Net Revenue	$78,569	$79,781
Net Income	$1,413	$2,353
Basic Earnings Per Share	$0.19	$0.32
Diluted Earnings Per Share	$0.19	$0.32

NOTE 11 —	QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2009 and 2008:

				Basic	Diluted
	Net	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	per Share	per Share

FY 2009:
Fourth Quarter	$18,964	$5,042	$556	$0.08	$0.07
Third Quarter	19,992	4,731	342	0.05	0.05
Second Quarter	18,610	4,574	430	0.06	0.06
First Quarter	17,853	4,525	228	0.03	0.03
FY 2008:
Fourth Quarter	$19,198	$5,355	$723	$0.10	$0.10
Third Quarter(1)	18,440	4,713	1,208	0.17	0.17
Second Quarter	16,625	4,246	194	0.03	0.03
First Quarter	16,190	4,227	238	0.03	0.03

(1)	In the third quarter of fiscal year 2008, the Company reversed $0.8 million of its deferred tax valuation allowance. See Note 4 for further disclosure.

TRANSCAT, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Expense
		(Income)
	Balance	Realized in	Additions	Balance
	at the	Consolidated	(Reductions) to	at the
	Beginning	Statements	Allowance/	End of
	of the Year	of Operations	Reserve	the Year

Allowance for Doubtful Accounts:
FY 2009	$56	$160	$(141)	$75
FY 2008	$47	$49	$(40)	$56
FY 2007	$63	$61	$(77)	$47
Reserve for Inventory Loss:
FY 2009	$62	$103	$58	$223
FY 2008	$129	$(67)	$—	$62
FY 2007	$92	$37	$—	$129
Deferred Tax Valuation Allowance:
FY 2009	$35	$(35)	$—	$—
FY 2008	$819	$(784)	$—	$35
FY 2007	$819	$—	$—	$819

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.  Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including the principal executive officer and the principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 28, 2009.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c) Changes in Internal Controls over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this annual report (our fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information set forth under the caption “Executive Officers” in Part I of this report and from our definitive 2009 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our definitive 2009 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item, with the exception of the information in the table below, is incorporated herein by reference from our definitive 2009 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 28, 2009:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities			remaining available
	to be issued		Weighted average	for future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	781	(1)	$5.20	303
Equity compensation plans not approved by security holders	—		—	—

Total	781		$5.20	303

(1)	Includes performance-based restricted stock awards granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 7 of our Consolidated Financial Statements in Item 8 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our definitive 2009 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our definitive 2009 proxy statement to be filed pursuant to Regulation 14A within 120 days of the end of the fiscal year to which this report relates.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) See Index to Financial Statements included in Item 8 of this report.

(b) Exhibits.

See Index to Exhibits contained in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 24, 2009	By:	/s/ Charles P. Hadeed Charles P. Hadeed Chief Executive Officer, President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 24, 2009	/s/ Charles P. Hadeed Charles P. Hadeed	Director, Chief Executive Officer, President and Chief Operating Officer (Principal Executive Officer)

June 24, 2009	/s/ John J. Zimmer John J. Zimmer	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

June 24, 2009	/s/ Carl E. Sassano Carl E. Sassano	Chairman of the Board of Directors

June 24, 2009	/s/ Francis R. Bradley Francis R. Bradley	Director

June 24, 2009	/s/ Richard J. Harrison Richard J. Harrison	Director

June 24, 2009	/s/ Nancy D. Hessler Nancy D. Hessler	Director

June 24, 2009	/s/ Paul D. Moore Paul D. Moore	Director

June 24, 2009	/s/ Harvey J. Palmer Harvey J. Palmer	Director

June 24, 2009	/s/ Alan H. Resnick Alan H. Resnick	Director

June 24, 2009	/s/ John T. Smith John T. Smith	Director

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws
	3.1	The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	3.2	Code of Regulations, as amended through May 4, 2009, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 5, 2009.
(10)	Material Contracts
	#10.1	Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 99(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10.2	Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein from Exhibit 99(e) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10.3	Amendment No. 1 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	#10.4	Amendment No. 1 to Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit II to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10.5	Amendment No. 2 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit V to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10.6	Amendment No. 2 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
	#10.7	Amendment No. 3 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
	#10.8	Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference from the Company’s definitive proxy statement filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.
	#10.9	Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Appendix B to the Company’s 1999 preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.
	#10.10	Amendment No. 4 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
	#10.11	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
	#10.12	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
	#10.13	Form of Warrant Certificate representing warrants granted under the Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005.
	#10.14	Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.

	10.15	Asset Purchase Agreement by and among Transcat, Inc., N.W. Calibration Inspection, Inc. and the stockholders of N.W. Calibration Inspection, Inc. dated as of February 28, 2006 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 28, 2006.
	#10.16	Form of Amended and Restated Agreement for Severance Upon Change in Control for Charles P. Hadeed is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2006.
	#10.17	Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Appendix D to the Company’s definitive proxy statement filed on July 10, 2006 in connection with the 2006 annual meeting of shareholders.
	10.18	Credit Agreement dated as of November 21, 2006 by and between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2006.
	#10.19	Transcat, Inc. Post-Retirement Benefit Plan for Officers is incorporated herein by reference from Exhibit 10.2 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2006.
	#10.20	Transcat, Inc. Post-Retirement Benefit Plan for Non-Officer Employees is incorporated herein by reference from Exhibit 10.3 the Company’s Quarterly Report on Form 10-Q for the quarter ended December 23, 2006.
	#10.21	Certain compensation information for certain executive officers of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 21, 2007.
	#10.22	Certain compensation information for Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company, and John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 5, 2008.
	10.23	Amendment Number One to Credit Agreement dated as of August 14, 2008 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
	10.24	Agreement and Plan of Merger by and among Transcat Acquisition Corp., Westcon, Inc. and David Goodhead dated as of August 14, 2008 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
	10.25	Lease Addendum between Gallina Development Corporation and Transcat, Inc. dated June 2, 2008 is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
	#10.26	Amendment to Agreement for Severance Upon Change in Control for Charles P. Hadeed dated December 16, 2008 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2008.
	*#10.27	Form of Award Notice for Performance-Based Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan.
	*10.28	Transcat, Inc. 2009 Insider Stock Sales Plan.
(11)	Statement re computation of per share earnings
Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income included in this Form 10-K as Item 8.
(21)	Subsidiaries of the registrant
	*21.1	Subsidiaries
(23)	Consents of experts and counsel
	*23.1	Consent of Independent Registered Public Accounting Firm

(31)	Rule 13a-14(a)/15d-14(a) Certifications
	*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
	*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit filed with this report.

#	Management contract or compensatory plan or arrangement.