Form 10-Q
period 2009-06-27
TRANSCAT INC
filed 2009-08-07
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 27, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
TRANSCAT, INC.

(Exact name of registrant as specified in its charter)

Ohio	000-03905	16-0874418

(State or other jurisdiction of incorporation or organization)	Commission File Number:	(I.R.S. Employer Identification No.)

35 Vantage Point Drive, Rochester, New York	14624

(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code)         (585) 352-7777
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐   No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of August 6, 2009 was 7,398,804.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 27,	June 28,
	2009	2008

Product Sales	$11,268	$12,311
Service Revenue	5,940	5,542

Net Revenue	17,208	17,853

Cost of Products Sold	8,622	8,949
Cost of Services Sold	4,743	4,379

Total Cost of Products and Services Sold	13,365	13,328

Gross Profit	3,843	4,525

Selling, Marketing and Warehouse Expenses	2,559	2,595
Administrative Expenses	1,400	1,542

Total Operating Expenses	3,959	4,137

Operating (Loss) Income	(116)	388

Interest Expense (Income)	14	(1)
Other Expense, net	15	8

Total Other Expense, net	29	7

(Loss) Income Before Income Taxes	(145)	381
(Benefit from) Provision for Income Taxes	(56)	153

Net (Loss) Income	(89)	228
Other Comprehensive Income	39	8

Comprehensive (Loss) Income	$(50)	$236

Basic (Loss) Earnings Per Share	$(0.01)	$0.03
Average Shares Outstanding	7,388	7,186

Diluted (Loss) Earnings Per Share	$(0.01)	$0.03
Average Shares Outstanding	7,388	7,399
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 27,	March 28,
	2009	2009
ASSETS
Current Assets:
Cash	$44	$59
Accounts Receivable, less allowance for doubtful accounts of $88 and $75 as of June 27, 2009 and March 28, 2009, respectively	8,116	8,981
Other Receivables	175	119
Inventory, net	4,309	4,887
Prepaid Expenses and Other Current Assets	866	774
Deferred Tax Asset	469	380

Total Current Assets	13,979	15,200
Property and Equipment, net	4,157	4,174
Goodwill	7,923	7,923
Intangible Asset, net	1,045	1,091
Deferred Tax Asset	624	635
Other Assets	362	368

Total Assets	$28,090	$29,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$5,031	$4,748
Accrued Compensation and Other Liabilities	1,494	1,757
Income Taxes Payable	–	215

Total Current Liabilities	6,525	6,720
Long-Term Debt	2,244	3,559
Other Liabilities	532	493

Total Liabilities	9,301	10,772

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,662,752 and 7,656,358 shares issued as of June 27, 2009 and March 28, 2009, respectively; 7,386,970 and 7,380,576 shares outstanding as of June 27, 2009 and March 28, 2009, respectively	3,831	3,828
Capital in Excess of Par Value	8,823	8,606
Accumulated Other Comprehensive Income	359	320
Retained Earnings	6,764	6,853
Less: Treasury Stock, at cost, 275,782 shares as of June 27, 2009 and March 28, 2009	(988)	(988)

Total Shareholders’ Equity	18,789	18,619

Total Liabilities and Shareholders’ Equity	$28,090	$23,391

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 27,	June 28,
	2009	2008
Cash Flows from Operating Activities:
Net (Loss) Income	$(89)	$228
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	(80)	6
Depreciation and Amortization	461	358
Provision for Accounts Receivable and Inventory Reserves	47	25
Stock-Based Compensation Expense	187	175
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	802	1,671
Inventory	566	(1,127)
Prepaid Expenses and Other Assets	(194)	(156)
Accounts Payable	283	138
Accrued Compensation and Other Liabilities	(219)	(1,032)
Income Taxes Payable	(215)	73

Net Cash Provided by Operating Activities	1,549	359

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(290)	(195)

Net Cash Used in Investing Activities	(290)	(195)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,309)	(302)
Payments on Other Debt Obligations	(6)	–
Issuance of Common Stock	33	49
Excess Tax Benefits Related to Stock-Based Compensation	–	9

Net Cash Used in Financing Activities	(1,282)	(244)

Effect of Exchange Rate Changes on Cash	8	2

Net Decrease in Cash	(15)	(78)
Cash at Beginning of Period	59	208

Cash at End of Period	$44	$130

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$30	$4
Income Taxes, net	$228	$35
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 28, 2009	7,656	$3,828	$8,606	$320	$6,853	276	$(988)	$18,619
Issuance of Common Stock	6	3	30					33
Stock-Based Compensation			187					187
Comprehensive Income:
Currency Translation Adjustment				36				36
Unrecognized Prior Service Cost, net of tax				3				3
Net Loss					(89)			(89)

Balance as of June 27, 2009	7,662	$3,831	$8,823	$359	$6,764	276	$(988)	$18,789

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
NOTE 1 – GENERAL
Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading global distributor of professional grade test, measurement and calibration instruments and accredited provider of calibration, parts inspection, production model engineering and repair services primarily for the pharmaceutical and FDA-regulated, industrial manufacturing, energy and utilities, chemical process, and other industries.
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 28, 2009 (“fiscal year 2009”) contained in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.
Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using available market information and appropriate valuation methodologies. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.
Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of the fiscal year ending March 27, 2010 (“fiscal year 2010”), the Company recorded non-cash stock-based compensation cost in the amount of $0.2 million in the Consolidated Statement of Operations and Comprehensive (Loss) Income.
Foreign Currency Translation and Transactions: The accounts of Transmation (Canada) Inc., the Company’s wholly-owned subsidiary, are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at average rates of exchange during the period. Gains and losses arising from translation of Transmation (Canada) Inc.’s balance sheets into U.S. dollars are recorded directly to the accumulated other comprehensive income component of shareholders’ equity.
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first quarter of fiscal years 2010 and 2009. The Company utilizes foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal years 2010 and 2009, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 27, 2009, the Company had a foreign exchange forward contract, set to mature in July 2009, outstanding in the notional amount of $0.2 million. A gain on the outstanding contract, totaling less than $0.1 million, was included in other current liabilities in the Consolidated Balance Sheet as of June 27, 2009. The Company does not use hedging arrangements for speculative purposes.
Earnings Per Share: Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of stock options, warrants, and unvested restricted stock awards using the treasury stock method in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and unvested restricted stock and the related tax benefits are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.
The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 27,	June 28,
	2009	2008
Average Shares Outstanding – Basic	7,388	7,186
Effect of Dilutive Common Stock Equivalents (1)	–	213

Average Shares Outstanding – Diluted	7,388	7,399

Anti-dilutive Common Stock Equivalents	666	591

(1)	Due to Transcat’s net loss in the first quarter of fiscal year 2010, 0.2 million shares of dilutive common stock equivalents were excluded from the computation of diluted loss per share because their inclusion would be anti-dilutive.
On March 29, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”). EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the computation of earnings per share under the two-class method as described in Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings Per Share. The adoption of EITF 03-6-1 did not have a material impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Pronouncements: In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for financial periods ending after June 15, 2009 and shall be applied prospectively. The Company has evaluated events and transactions that occurred between June 28, 2009 and August 7, 2009, the date the financial statements were issued, for possible disclosure and recognition in the financial statements. The adoption of SFAS 165 did not have an effect on the Company’s Consolidated Financial Statements.
In April 2009, the FASB issued Financial Statement of Position (“FSP”) No. 107-1 and Accounting Principles Board (“APB”) No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FSP 107-1 did not have a material effect on its Consolidated Financial Statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (“SFAS 168”). This statement establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with accounting principles generally accepted in the United States. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its Consolidated Financial Statements.
NOTE 2 – DEBT
Description. Transcat, through a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. maturing in August 2011, has a revolving credit facility in the amount of $15 million (the “Revolving Credit Facility”). As of June 27, 2009, $13.2 million was available under the Credit Agreement, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $2.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the

“Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rates as of June 27, 2009 were 3.3% and 0.3%, respectively. The Company’s interest rate for the first quarter of fiscal year 2010 ranged from 1.2% to 2.8%.
Covenants. The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2010.
Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of its wholly-owned subsidiaries, Transmation (Canada) Inc. and Westcon, Inc. (“Westcon”), as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. In addition, Transcat maintains a warrant plan for directors (the “Directors’ Warrant Plan”). At June 27, 2009, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.
Restricted Stock: During the first quarter of fiscal years 2010 and 2009, the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards will vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period.
Compensation cost ultimately recognized for these performance-based restricted awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At June 27, 2009, the Company estimated the probability of achievement for the performance-based awards granted in fiscal years 2010 and 2009 to be 100% and 50%, respectively, of the target levels. During the first quarter of fiscal year 2010, total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was less than $0.1 million. Unearned compensation totaled $0.8 million as of June 27, 2009.
Stock Options: Options vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.
The following table summarizes options as of and for the first three months ended June 27, 2009:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2009	665	$5.70
Granted	–	–
Exercised/Cancelled/Forfeited	–	–

Outstanding as of June 27, 2009	665	5.70	7	$584

Exercisable as of June 27, 2009	329	4.24	6	563

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 27, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. Total unrecognized compensation cost related to non-vested stock options as of June 27, 2009 was $0.8 million, which is expected to be recognized over a weighted average period of 2 years.
Warrants: Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. Warrants vest over a three year period and expire in five years from the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted.

Warrants outstanding on June 27, 2009 continue to vest and be exercisable in accordance with the terms of the Directors’ Warrant Plan.
The following table summarizes warrants as of and for the first three months ended June 27, 2009:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2009	63	$4.28
Granted	–	–
Exercised/Cancelled/Forfeited	–	–

Outstanding as of June 27, 2009	63	4.28	1	$95

Exercisable as of June 27, 2009	57	4.13	1	95

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on June 27, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the first quarter ended June 27, 2009 and June 28, 2008:

	First Quarter Ended
	June 27,	June 28,
	2009	2008
Net Revenue:
Product Sales	$11,268	$12,311
Service Revenue	5,940	5,542

Total	17,208	17,853

Gross Profit:
Product	2,646	3,362
Service	1,197	1,163

Total	3,843	4,525

Operating Expenses:
Product (1)	2,350	2,414
Service (1)	1,609	1,723

Total	3,959	4,137

Operating (Loss) Income	(116)	388

Unallocated Amounts:
Total Other Expense, net	29	7
(Benefit from) Provision for Income Taxes	(56)	153

Total	(27)	160

Net (Loss) Income	$(89)	$228

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – ACQUISITION
On August 14, 2008, Transcat acquired Westcon. At closing, Transcat and the sole shareholder of Westcon entered into an earn out agreement. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and achieving certain post-closing gross profit and revenue targets. During the first quarter of fiscal year 2010, payments totaling less than $0.1 million were earned and recorded as compensation expense in the Consolidated Statement of Operations and Comprehensive (Loss) Income.
The results of operations of Westcon are included in Transcat’s consolidated operating results as of the date the business was acquired. The following unaudited pro forma results assume the acquisition occurred at the beginning of the period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

(Unaudited)
First Quarter
Ended
June 28,
2008
Net Revenue	$19,899
Net Income	$93
Basic Earnings Per Share	$0.01
Diluted Earnings Per Share	$0.01

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results and outcomes may materially differ from those expressed or forecasted in any such forward-looking statements. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements elsewhere in this report and in any documents incorporated herein by reference. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 28, 2009. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Stock-Based Compensation. We measure the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. We record compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not capitalize any stock-based compensation costs as part of an asset. We estimate forfeiture rates based on our historical experience.
Options vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.
During the first quarter of fiscal years 2010 and 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards will vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. Compensation cost ultimately recognized for these performance-based restricted awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At June 27, 2009, we estimated the probability of achievement for the performance-based awards granted in fiscal years 2010 and 2009 to be 100% and 50%, respectively, of the target levels.
Revenue Recognition. Product sales are recorded when a product’s title and risk of loss transfer to the customer. We recognize the majority of our service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. Some of our service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. We generally invoice our customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenues are recorded based upon historical data.

RESULTS OF OPERATIONS
The following table presents, for the first quarter of fiscal years 2010 and 2009, the components of our Consolidated Statements of Operations.

	(Unaudited)
	First Quarter Ended
	June 27,	June 28,
	2009	2008
Gross Profit Percentage:
Product Gross Profit	23.5%	27.3%
Service Gross Profit	20.2%	21.0%
Total Gross Profit	22.3%	25.3%

As a Percentage of Total Net Revenue:
Product Sales	65.5%	69.0%
Service Revenue	34.5%	31.0%

Total Net Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	14.9%	14.5%
Administrative Expenses	8.1%	8.6%

Total Operating Expenses	23.0%	23.1%

Operating (Loss) Income	(0.7)%	2.2%

Interest Expense	0.1%	–%
Total Other Expense, net	0.1%	–%

Total Other Expense	0.2%	–%

(Loss) Income Before Income Taxes	(0.9)%	2.2%
(Benefit from) Provision for Income Taxes	(0.3)%	0.9%

Net (Loss) Income	(0.6)%	1.3%

FIRST QUARTER ENDED JUNE 27, 2009 COMPARED TO FIRST QUARTER ENDED JUNE 28, 2008 (dollars in thousands):
Revenue:

	First Quarter Ended
	June 27,	June 28,
	2009	2008
Net Revenue:
Product Sales	$11,268	$12,311
Service Revenue	5,940	5,542

Total	$17,208	$17,853

Net revenue decreased $0.6 million or 3.6% from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010.
Our product net sales accounted for 65.5% of our total net revenue in the first quarter of fiscal year 2010 and 69.0% of our total net revenue in the first quarter of fiscal year 2009. For the first quarter of fiscal year 2010, product sales decreased $1.0 million or 8.5% compared to the first quarter of fiscal year 2009. We believe this decline is reflective of current economic conditions. While we transacted with 2.2% more customers in the first quarter of fiscal year 2010 when compared to the first quarter of fiscal year 2009, our average product sales per customer declined by 9.8%. Our fiscal years 2010 and 2009 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2010	FY 2009
	Q1	Q4	Q3	Q2	Q1
Product Sales (Decline) Growth	(8.5%)	(1.4%)	7.6%	15.5%	12.7%
Our average product sales per business day decreased to $176 in the first quarter of fiscal year 2010, compared with $192 in the first quarter of fiscal year 2009. Our product sales per business day for each fiscal quarter during fiscal years 2010 and 2009 are as follows:

	FY 2010	FY 2009
	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$176	$191	$226	$206	$192
In the first quarter of fiscal year 2010, sales through our direct distribution channel decreased 10.0% from the same period in the prior fiscal year. Direct sales to U.S., International and Canadian markets all declined as a result of the current economic climate, but were partially offset by sales to wind energy industry customers. Wind energy product sales represented 10.6% of our total product net sales in the first quarter of fiscal year 2010. While sales through our direct distribution channel declined, our reseller channel had comparable sales quarter-over-quarter for the first quarter of fiscal years 2010 and 2009. With declining direct sales and comparable reseller sales, the mix of reseller sales as a percent of our total product net sales increased 140 basis points from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010. The following table presents the percent of net sales for the significant product distribution channels for each fiscal quarter during fiscal years 2010 and 2009:

	FY 2010	FY 2009
	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	80.5%	83.0%	79.7%	77.6%	81.8%
Reseller	18.0%	15.6%	19.1%	20.8%	16.6%
Freight Billed to Customer	1.5%	1.4%	1.2%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders awaiting credit approval and orders required to be shipped at a future date. Our total pending product shipments for the first quarter of fiscal year 2010 increased 5.8% from the first quarter of fiscal year 2009. This increase was primarily driven by orders required to be shipped complete associated with our wind energy business, partially offset by a reduction in products awaiting calibration prior to shipment. The following table presents the percentage of total pending product shipments that are backorders at the end of the first quarter of fiscal year 2010 and our historical trend of total pending product shipments:

	FY 2010	FY 2009
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,445	$1,189	$1,701	$1,398	$1,366
% of Pending Product Shipments that are Backorders	72.2%	81.0%	84.1%	70.7%	74.7%
Service revenue increased $0.4 million, or 7.2%, from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010. Within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended June 27, 2009 were $24.3 million, up 4.9% when compared with $23.2 million for the twelve months ended June 28, 2008. Our fiscal years 2010 and 2009 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2010	FY 2009
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth (Decline)	7.2%	(0.9%)	10.3%	4.5%	5.3%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely-trained personnel necessary to perform all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, 15% to 20% of our service segment revenue is generated from outsourcing customer equipment to third party vendors for calibration beyond our chosen scope of capabilities. The following table presents the source of our service segment revenue and the percent of service segment revenue for the first quarter of fiscal years 2010 and 2009:

	FY 2010 First Quarter		FY 2009 First Quarter
		% of		% of
	Service	Service	Service	Service
	Segment	Segment	Segment	Segment
	Revenue	Revenue	Revenue	Revenue
Depot/On-Site	$4,710	79.3%	$4,478	80.8%
Outsourced	1,079	18.2%	911	16.4%
Freight Billed to Customers	151	2.5%	153	2.8%

Total	$5,940	100.0%	$5,542	100.0%

Gross Profit:

	First Quarter Ended
	June 27,	June 28,
	2009	2008
Gross Profit:
Product	$2,646	$3,362
Service	1,197	1,163

Total	$3,843	$4,525

Total gross profit dollars in the first quarter of fiscal year 2010 declined $0.7 million, or 15.1%, from the first quarter of fiscal year 2009. As a percentage of total net revenue, total gross profit declined 300 basis points over the same time period.
We evaluate product gross profit from two perspectives. Channel gross profit includes net sales less the direct cost of inventory sold. Our total product gross profit includes channel gross profit as well as the impact of vendor rebates, cooperative advertising income, freight billed to customers, freight expenses and direct shipping costs. In general, our total product gross profit can vary based upon price discounting; the mix of sales to our reseller channel, which have lower margins than our direct customer base; and the timing of periodic vendor rebates and cooperative advertising income received from suppliers.

The channel gross profit percentage in our direct distribution channel declined 140 basis points from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010 as we increased discounting in efforts to maintain competitive pricing in the current economic environment. Within the reseller channel, we maintained a relatively consistent quarter-over-quarter channel gross profit percentage as a result of our continued use of a volume-based pricing structure.
Total product gross profit in the first quarter of fiscal year 2010 was 23.5% of total product sales and declined 380 basis points when compared with 27.3% of total product sales in the first quarter of fiscal year 2009. Product gross profit declined $0.7 million in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, which was the result of reduced volume, increased price discounting and lower vendor point-of-sale rebates. Vendor point-of-sale rebates are based on year-over-year growth in product segment sales. We did not qualify for this type of rebate in the first quarter of fiscal year 2010. In the first quarter of fiscal year 2009, point-of-sale rebates were $0.1 million. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2010	FY 2009
	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % — Direct (1)	23.8%	23.6%	23.9%	25.8%	25.2%
Channel Gross Profit % — Reseller (1)	17.4%	18.7%	18.1%	18.2%	17.5%

Channel Gross Profit % — Combined (2)	22.6%	22.8%	22.8%	24.2%	23.9%
Other Items % (3)	0.9%	1.2%	1.6%	1.8%	3.4%

Total Product Gross Profit %	23.5%	24.0%	24.4%	26.0%	27.3%

(1)	Channel gross profit % calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase costs divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration service gross profit dollars increased 2.9% from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010. As a percent of service revenue, calibration service gross profit decreased 80 basis points over the same time period. We realized a quarter-over-quarter increase in cost of calibration services sold of 8.3% in the first quarter of fiscal year 2010 compared to the first quarter of fiscal year 2009, which was primarily the result of costs associated with adding a lab in Portland, Oregon. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2010	FY 2009
	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth (Decline)	2.9%	5.7%	16.8%	4.8%	(0.3%)
Operating Expenses:

	First Quarter Ended
	June 27,	June 28,
	2009	2008
Operating Expenses:
Selling, Marketing and Warehouse	$2,559	$2,595
Administrative	1,400	1,542

Total	$3,959	$4,137

Operating expenses decreased $0.2 million, or 4.3%, from the first quarter of fiscal year 2009 to the first quarter of fiscal year 2010. Sales, Marketing and Warehouse expenses as a percent of total revenue increased slightly from 14.5% in the first quarter of fiscal year 2009 to 14.9% in the first quarter of fiscal year 2010. The increase is primarily driven by incremental costs associated with adding Westcon selling and warehouse personnel, partially offset by reduced spending on selling and marketing initiatives. Administrative expenses as a percent of total revenue decreased from 8.6% in the first quarter of fiscal year 2009 to 8.1% in the first quarter of fiscal year 2010 primarily due to a reduction in performance-based management bonus and employee profit sharing expense.

Taxes:

	First Quarter Ended
	June 27,	June 28,
	2009	2008
(Benefit from) Provision for Income Taxes	$(56)	$153
In the first quarter of fiscal year 2010, we realized a $0.1 million benefit from income taxes, compared with a $0.2 million provision for income taxes in the first quarter of fiscal year 2009. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 27,	June 28,
	2009	2008
Cash Provided by (Used in):
Operating Activities	$1,549	$359
Investing Activities	(290)	(195)
Financing Activities	(1,282)	(244)
Operating Activities: Cash provided by operating activities for the first quarter of fiscal year 2010 was $1.5 million compared to the $0.4 million of cash provided by operating activities in the first quarter of fiscal year 2009. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Due to recent recessionary economic conditions, we have implemented tight monitoring controls to drive down inventory levels. These efforts provided approximately $0.6 million of cash from operations in the first quarter of fiscal year 2010 compared to cash used of approximately $1.1 million in the first quarter of fiscal year 2009. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts.

•	Receivables: We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable.

	June 27,	June 28,
	2009	2008
Net Sales, for the last two fiscal months	$12,394	$12,317
Accounts Receivable, net	$8,116	$7,501
Days Sales Outstanding	39	37
•	Accrued Compensation and Other Liabilities: During the first quarter of fiscal year 2010, we used $0.2 million in cash to pay accrued compensation and other liabilities compared with $1.0 million in the first quarter of fiscal year 2009. This decline was primarily attributable to lower payments for employee profit sharing and performance-based management bonuses.
Investing Activities: The $0.3 million of cash used in investing activities in the first quarter of fiscal year 2010, an increase of approximately $0.1 million when compared to the first quarter of fiscal year 2009, was primarily for expansion of capabilities in our calibration laboratories and equipment replacement.
Financing Activities: During the first quarter of fiscal year 2010, we used approximately $1.3 million in cash from operations to reduce our debt, compared to $0.3 million used in the first quarter of fiscal year 2009.
OUTLOOK
We believe that our next two fiscal quarters will continue to be soft and anticipate some recovery in our fiscal fourth quarter. Our strong balance sheet and cash flow have positioned us to take advantage of opportunities that may present themselves, as we prudently seek appropriate acquisition candidates to further grow our service segment. We expect product sales to wind energy customers to continue to grow at a faster rate than product sales to customers in other industries for the rest of fiscal year 2010.
Most critical in our decision making is our commitment to our longer-term strategy where we believe the investments in our sales team, calibration technicians and support staff are fundamental in achieving our growth objectives.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of June 27, 2009, $13.2 million was available under our credit facility, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $2.2 million was outstanding.
Under our credit facility described in Note 2 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility and the London Interbank Offered Rate (“LIBOR”). As of June 27, 2009, the base rate and the LIBOR rate were 3.3% and 0.3%, respectively. Our interest rate for the first quarter of fiscal year 2010 ranged from 1.2% to 2.8%. On June 27, 2009, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
FOREIGN CURRENCY
Over 90% of our net revenue for the first quarter of fiscal years 2010 and 2009 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal years 2010 and 2009, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 27, 2009, we had a foreign exchange forward contract, set to mature in July 2009, outstanding in the notional amount of $0.2 million. A gain on the outstanding contract, totaling less than $0.1 million, was included in other current liabilities in the Consolidated Balance Sheet as of June 27, 2009. We do not use hedging arrangements for speculative purposes.
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

TRANSCAT, INC.
Date: August 7, 2009	/s/ Charles P. Hadded
Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: August 7, 2009	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS
(3)	Articles of Incorporation and Bylaws
3.2	Code of Regulations, as amended through May 4, 2009, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated May 4, 2009.
(10)	Material Contracts
10.1	Transcat, Inc. 2009 Insider Stock Sales Plan is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002