Form 10-Q
period 2009-09-26
TRANSCAT INC
filed 2009-11-10
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 26, 2009
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
Yes ☐   No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of November 9, 2009 was 7,412,614.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008

Product Sales	$11,970	$12,959	$23,238	$25,270
Service Revenue	6,525	5,651	12,465	11,193

Net Revenue	18,495	18,610	35,703	36,463

Cost of Products Sold	9,308	9,594	17,930	18,543
Cost of Services Sold	5,057	4,481	9,800	8,860

Total Cost of Products and Services Sold	14,365	14,075	27,730	27,403

Gross Profit	4,130	4,535	7,973	9,060

Selling, Marketing and Warehouse Expenses	2,449	2,148	5,008	4,743
Administrative Expenses	1,345	1,648	2,745	3,190

Total Operating Expenses	3,794	3,796	7,753	7,933

Operating Income	336	739	220	1,127

Interest Expense	11	28	25	27
Other Expense, net	17	4	32	12

Total Other Expense	28	32	57	39

Income Before Income Taxes	308	707	163	1,088
Provision for Income Taxes	120	277	64	430

Net Income	188	430	99	658

Other Comprehensive Income (Loss)	33	(11)	72	(3)

Comprehensive Income	$221	$419	$171	$655

Basic Earnings Per Share	$0.03	$0.06	$0.01	$0.09
Average Shares Outstanding	7,402	7,282	7,396	7,239

Diluted Earnings Per Share	$0.02	$0.06	$0.01	$0.09
Average Shares Outstanding	7,611	7,511	7,609	7,453
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 26,	March 28,
	2009	2009
ASSETS
Current Assets:
Cash	$36	$59
Accounts Receivable, less allowance for doubtful accounts of $100 and $75 as of September 26, 2009 and March 28, 2009, respectively	8,279	8,981
Other Receivables	510	119
Inventory, net	4,865	4,887
Prepaid Expenses and Other Current Assets	1,024	774
Deferred Tax Asset	482	380

Total Current Assets	15,196	15,200
Property and Equipment, net	4,157	4,174
Goodwill	9,016	7,923
Intangible Asset, net	996	1,091
Deferred Tax Asset	608	635
Other Assets	385	368

Total Assets	$30,358	$29,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,038	$4,748
Accrued Compensation and Other Liabilities	1,787	1,757
Income Taxes Payable	94	215

Total Current Liabilities	8,919	6,720
Long-Term Debt	1,592	3,559
Other Liabilities	568	493

Total Liabilities	11,079	10,772

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,682,617 and 7,656,358 shares issued as of September 26, 2009 and March 28, 2009, respectively; 7,406,835 and 7,380,576 shares outstanding as of September 26, 2009 and March 28, 2009, respectively	3,841	3,828
Capital in Excess of Par Value	9,082	8,606
Accumulated Other Comprehensive Income	392	320
Retained Earnings	6,952	6,853
Less: Treasury Stock, at cost, 275,782 shares as of September 26, 2009 and March 28, 2009	(988)	(988)

Total Shareholders’ Equity	19,279	18,619

Total Liabilities and Shareholders’ Equity	$30,358	$29,391

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Second Quarter Ended
	September 26,	September 27,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$99	$658
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Income Taxes	(68)	55
Depreciation and Amortization	959	772
Provision for Accounts Receivable and Inventory Reserves	25	84
Stock-Based Compensation Expense	370	355
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	333	654
Inventory	27	(40)
Prepaid Expenses and Other Assets	(511)	(710)
Accounts Payable	2,290	(269)
Accrued Compensation and Other Liabilities	114	(601)
Income Taxes Payable	(131)	45

Net Cash Provided by Operating Activities	3,507	1,003

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(603)	(587)
Payments of Contingent Consideration	(1,093)	–
Purchase of Westcon, Inc., net of cash acquired	–	(4,625)

Net Cash Used in Investing Activities	(1,696)	(5,212)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,955)	4,026
Payments on Other Debt Obligations	(12)	–
Issuance of Common Stock	109	119
Excess Tax Benefits Related to Stock-Based Compensation	10	41

Net Cash (Used in) Provided by Financing Activities	(1,848)	4,186

Effect of Exchange Rate Changes on Cash	14	(1)

Net Decrease in Cash	(23)	(24)
Cash at Beginning of Period	59	208

Cash at End of Period	$36	$184

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$40	$18
Income Taxes, net	$265	$260

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock Issued in Connection with Business Acquisition	$–	$1,113
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 28, 2009	7,656	$3,828	$8,606	$320	$6,853	276	$(988)	$18,619
Issuance of Common Stock	26	13	96					109
Stock-Based Compensation			370					370
Tax Benefit from Stock- Based Compensation			10					10
Comprehensive Income:
Currency Translation
Adjustment				66				66
Unrecognized Prior Service Cost, net of tax				6				6
Net Income					99			99

Balance as of September 26, 2009	7,682	$3,841	$9,082	$392	$6,952	276	$(988)	$19,279

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)
NOTE 1 – GENERAL
Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading global distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair services, parts inspection and production model engineering primarily for the pharmaceutical and FDA-regulated, industrial manufacturing, energy and utilities, chemical process, and other industries.
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
During the second quarter of the fiscal year ending March 27, 2010 (“fiscal year 2010”), the Company adopted Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement, now codified as Accounting Standards Codification Topic 105, Generally Accepted Accounting Principles, did not change GAAP, but established the Accounting Standards Codification as the single source of authoritative accounting principles recognized by the Financial Accounting Standards Board. The adoption of this statement did not have an impact on the Company’s Consolidated Financial Statements.
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
Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of fiscal years 2010 and 2009, the Company recorded non-cash stock-based compensation cost in the amount of $0.4 million in the Consolidated Statement of Operations and Comprehensive Income.
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
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first six months of fiscal years 2010 and 2009. The Company utilizes foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first six months of fiscal years 2010 and 2009, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 26, 2009, the Company had a foreign exchange forward contract, set to mature in October 2009, outstanding in the notional amount of $0.2 million. A gain on the outstanding contract, totaling less than $0.1 million, was included in the Consolidated Balance Sheet as of September 26, 2009. The Company does not use hedging arrangements for speculative purposes.
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
The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Average Shares Outstanding – Basic	7,402	7,282	7,396	7,239
Effect of Dilutive Common Stock Equivalents	209	229	213	214

Average Shares Outstanding – Diluted	7,611	7,511	7,609	7,453

Anti-dilutive Common Stock Equivalents	636	559	631	574

Income Taxes: During the second quarter of fiscal year 2010, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s U.S. federal income tax return for the tax year ended March 29, 2008. To date, the IRS has not proposed any adjustments to the tax return under examination.
Subsequent Events: The Company has evaluated all events and transactions that occurred between September 26, 2009 and November 10, 2009, the date the financial statements were issued.
Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.
NOTE 2 – DEBT
Description. Transcat, through a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. maturing in August 2011, has a revolving credit facility in the amount of $15 million (the “Revolving Credit Facility”). As of September 26, 2009, $12.3 million was available under the Credit Agreement, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $1.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rates as of September 26, 2009 were 3.3% and 0.2%, respectively. The Company’s interest rate for the first six months of fiscal year 2010 ranged from 1.1% to 2.8%.
Covenants. The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2010.
Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of its wholly-owned subsidiaries, Transmation (Canada) Inc. and Westcon, Inc. (“Westcon”), as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. At September 26, 2009, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.

In addition, Transcat maintains a warrant plan for directors (the “Directors’ Warrant Plan”). Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted and are fully vested as of August 2009.
Restricted Stock: During the first quarter of fiscal years 2010 and 2009, the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards will vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. The weighted average fair value of the awards granted in fiscal years 2010 and 2009 were $5.00 per share and $6.80 per share, respectively.
Compensation cost ultimately recognized for these performance-based restricted awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At September 26, 2009, the Company estimated the probability of achievement for the performance-based awards granted in fiscal years 2010 and 2009 to be 100% and 50%, respectively, of the target levels. Total expense relating to performance-based restricted awards, based on grant date fair value and the estimated probability of achievement, was less than $0.1 million in the first six months of fiscal years 2010 and 2009. Unearned compensation totaled $0.4 million as of September 26, 2009.
Stock Options: Options vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award. Total expense relating to options was $0.3 million in the first six months of fiscal years 2010 and 2009.
The following table summarizes options as of and for the six months ended September 26, 2009:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2009	665	$5.70
Granted	–	–
Exercised/Cancelled/Forfeited	–	–

Outstanding as of September 26, 2009	665	5.70	7	$606

Exercisable as of September 26, 2009	413	4.83	6	585

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 26, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. Total unrecognized compensation cost related to non-vested stock options as of September 26, 2009 was $0.7 million, which is expected to be recognized over a weighted average period of 2 years.
Warrants: The warrants expire in five years from the date of grant. The following table summarizes warrants as of and for the six months ended September 26, 2009:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2009	63	$4.28
Granted	–	–
Exercised	(14)	2.88
Cancelled/Forfeited	(4)	2.88
Outstanding as of September 26, 2009	45	4.84	1	$46

Exercisable as of September 26, 2009	45	4.84	1	46

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on September 26, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of and the cash received from warrants exercised in the first six months of fiscal year 2010 were less than $0.1 million.
NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the second quarter and the six months ended September 26, 2009 and September 27, 2008:

	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26	September 27
	2009	2008	2009	2008
Net Revenue:
Product Sales	$11,970	$12,959	$23,238	$25,270
Service Revenue	6,525	5,651	12,465	11,193

Total	18,495	18,610	35,703	36,463

Gross Profit:
Product	2,662	3,365	5,308	6,727
Service	1,468	1,170	2,665	2,333

Total	4,130	4,535	7,973	9,060

Operating Expenses:
Product (1)	2,298	2,294	4,648	4,708
Service (1)	1,496	1,502	3,105	3,225

Total	3,794	3,796	7,753	7,933

Operating Income	336	739	220	1,127

Unallocated Amounts:
Total Other Expense, net	28	32	57	39
Provision for Income Taxes	120	277	64	430

Total	148	309	121	469

Net Income	$188	$430	$99	$658

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
NOTE 5 – ACQUISITION
On August 14, 2008, Transcat acquired Westcon. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), a contingent payment of up to $1.4 million was subject to holdback restrictions to secure the obligations of Westcon and its sole shareholder for post-closing adjustments, retention of business, reimbursement and indemnification. During the second quarter of fiscal year 2010, the Company paid $1.1 million to the sole shareholder in full satisfaction of this contingency and recorded the payment as additional goodwill on the Company’s Consolidated Balance Sheet.
In addition, Transcat and the sole shareholder entered into an Earn Out Agreement dated as of the closing of the merger. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and achieving certain post-closing gross profit and revenue targets. During the first six months of fiscal year 2010, payments totaling less than $0.1 million were earned and recorded as compensation expense in the Consolidated Statement of Operations and Comprehensive Income.

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

	(Unaudited)	(Unaudited)
	Second Quarter	Six Months
	Ended	Ended
	September 27,	September 27,
	2008	2008
Net Revenue	$19,614	$39,613
Net Income	$404	$514
Basic Earnings Per Share	$0.06	$0.07
Diluted Earnings Per Share	$0.05	$0.07

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
During the first quarter of fiscal years 2010 and 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards will vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. Compensation cost ultimately recognized for these performance-based restricted awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At September 26, 2009, we estimated the probability of achievement for the performance-based awards granted in fiscal years 2010 and 2009 to be 100% and 50%, respectively, of the target levels.
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

RESULTS OF OPERATIONS
The following table presents, for the second quarter and the first six months of fiscal years 2010 and 2009, the components of our Consolidated Statements of Operations.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Gross Profit Percentage:
Product Gross Profit	22.2%	26.0%	22.8%	26.6%
Service Gross Profit	22.5%	20.7%	21.4%	20.8%
Total Gross Profit	22.3%	24.4%	22.3%	24.8%

As a Percentage of Total Net Revenue:
Product Sales	64.7%	69.6%	65.1%	69.3%
Service Revenue	35.3%	30.4%	34.9%	30.7%

Total Net Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	13.2%	11.5%	14.0%	13.0%
Administrative Expenses	7.3%	8.9%	7.7%	8.7%

Total Operating Expenses	20.5%	20.4%	21.7%	21.7%

Operating Income	1.8%	4.0%	0.6%	3.1%

Interest Expense	0.1%	0.2%	0.1%	0.1%
Total Other Expense, net	0.1%	0.0%	0.1%	0.0%

Total Other Expense	0.2%	0.2%	0.2%	0.1%

Income Before Income Taxes	1.6%	3.8%	0.4%	3.0%
Provision for Income Taxes	0.6%	1.5%	0.2%	1.2%

Net Income	1.0%	2.3%	0.2%	1.8%

SECOND QUARTER ENDED SEPTEMBER 26, 2009 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 27, 2008 (dollars in thousands):
Revenue:

	Second Quarter Ended
	September 26,	September 27,
	2009	2008
Net Revenue:
Product Sales	$11,970	$12,959
Service Revenue	6,525	5,651

Total	$18,495	$18,610

Net revenue was relatively flat from the second quarter of fiscal year 2009 to the second quarter of fiscal year 2010 with an overall decrease of less than 1%. The second quarter of fiscal year 2009 included only six weeks of Westcon operations, which we acquired on August 14, 2008.
Our product net sales accounted for 64.7% of our total net revenue in the second quarter of fiscal year 2010 and 69.6% of our total net revenue in the second quarter of fiscal year 2009. For the second quarter of fiscal year 2010, product sales decreased $1.0 million, or 7.6%, compared to the second quarter of fiscal year 2009. We believe this decline is reflective of current economic conditions. While we transacted with slightly more customers in the second quarter of fiscal year 2010 when compared to the second quarter of fiscal year 2009, our product sales per customer declined by 7.2%. Our fiscal years 2010 and 2009 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2010		FY 2009
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales (Decline) Growth	(7.6%)	(8.5%)	(1.4%)	7.6%	15.5%	12.7%
Our average product sales per business day decreased to $190 in the second quarter of fiscal year 2010, compared with $206 in the second quarter of fiscal year 2009. Our product sales per business day for each fiscal quarter during the fiscal years 2010 and 2009 are as follows:

	FY 2010		FY 2009
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$190	$176	$191	$226	$206	$192
In the second quarter of fiscal year 2010, sales through our direct channel were consistent with the same quarter in the prior fiscal year. Within the direct channel, sales to U.S., International and Canadian markets all declined as a result of the current economic climate, but were offset by sales to wind energy industry customers. Wind energy product sales represented 13.1% of our total product net sales in the second quarter of fiscal year 2010. In the second quarter of fiscal year 2010, sales through our reseller channel declined by 36.1% when compared to the second quarter of fiscal year 2009. We also attribute this decline to the current economic climate. With declining reseller sales and comparable direct channel sales, the mix of reseller sales as a percent of our total product net sales decreased 640 basis points from the second quarter of fiscal year 2009 when compared to the second quarter of fiscal year 2010. The following table presents the percent of net sales for our significant product distribution channels for each fiscal quarter during fiscal years 2010 and 2009:

	FY 2010		FY 2009
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	84.2%	80.5%	83.0%	79.7%	77.6%	81.8%
Reseller	14.4%	18.0%	15.6%	19.1%	20.8%	16.6%
Freight Billed to Customers	1.4%	1.5%	1.4%	1.2%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, orders awaiting credit approval and orders required to be shipped at a future date. Our total pending product shipments for the second quarter of fiscal year 2010 increased 36.2% when compared to the second quarter of fiscal year 2009. This increase was driven by a $0.5 million growth in backorders, primarily resulting from orders for new products awaiting delivery from the manufacturer. Backorders represented 78.9% of our total pending product shipments at the end of the second quarter of fiscal 2010, compared with 70.7% for the same quarter in the prior fiscal year. The following table presents the percentage of total pending product shipments that are backorders at the end of the second quarter of fiscal year 2010 and our historical trend of total pending product shipments:

	FY 2010		FY 2009
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,904	$1,445	$1,189	$1,701	$1,398	$1,366
% of Pending Product Shipments that are Backorders	78.9%	72.2%	81.0%	84.1%	70.7%	74.7%
Service revenue increased $0.9 million, or 15.5%, from the second quarter of fiscal year 2009 to the second quarter of fiscal year 2010. Within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended September 26, 2009 were $25.2 million, up 7.6% when compared with $23.4 million for the twelve months ended September 27, 2008. Our fiscal years 2010 and 2009 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2010		FY 2009
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth (Decline)	15.5%	7.2%	(0.9%)	10.3%	4.5%	5.3%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely-trained personnel necessary to perform all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the electrical, temperature, pressure and dimensional disciplines. Accordingly, 15% to 20% of our service segment revenue is generated from outsourcing customer equipment to third party vendors for calibration beyond our chosen scope of capabilities. The following table presents the percent of service segment revenue for the significant sources for each fiscal quarter during fiscal years 2010 and 2009:

	FY 2010		FY 2009
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	77.3%	79.3%	81.2%	78.5%	78.6%	80.8%
Outsourced	20.2%	18.2%	15.8%	18.2%	18.8%	16.4%
Freight Billed to Customers	2.5%	2.5%	3.0%	3.3%	2.6%	2.8%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	Second Quarter Ended
	September 26,	September 27,
	2009	2008
Gross Profit:
Product	$2,662	$3,365
Service	1,468	1,170

Total	$4,130	$4,535

Total gross profit dollars in the second quarter of fiscal year 2010 declined $0.4 million, or 8.9%, from the second quarter of fiscal year 2009. As a percentage of total net revenue, total gross profit declined 210 basis points over the same time period.
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
The gross profit percentage in our direct channel declined 300 basis points from the second quarter of fiscal year 2009 to the second quarter of fiscal year 2010 as we increased discounting in an effort to maintain competitive pricing in the current economic environment. The economy had a similar effect within the reseller channel, resulting in a 350 basis point decrease in this channel’s gross profit percentage.
Total product gross profit in the second quarter of fiscal year 2010 was 22.2% of total product sales and declined 380 basis points when compared with 26.0% of total product sales in the second quarter of fiscal year 2009. Product gross profit declined $0.7 million in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009, which was the result of reduced volume, increased price discounting and lower vendor point-of-sale rebates. Vendor point-of-sale rebates are based on year-over-year growth in product segment sales. We did not qualify for this type of rebate in the second quarter of fiscal year 2010. In the second quarter of fiscal year 2009, point-of-sale rebates were $0.1 million. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2010		FY 2009
	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % – Direct (1)	22.8%	23.8%	23.6%	23.9%	25.8%	25.2%
Channel Gross Profit % – Reseller (1)	14.7%	17.4%	18.7%	18.1%	18.2%	17.5%

Channel Gross Profit % – Combined (2)	21.6%	22.6%	22.8%	22.8%	24.2%	23.9%
Other Items % (3)	0.6%	0.9%	1.2%	1.6%	1.8%	3.4%

Total Product Gross Profit %	22.2%	23.5%	24.0%	24.4%	26.0%	27.3%

(1)	Channel gross profit % calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase cost divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration service gross profit dollars increased $0.3 million, or 25.5%, from the second quarter of fiscal year 2009 to the second quarter of fiscal year 2010. As a percent of service revenue, calibration service gross profit increased 180 basis points over the same time period. We realized a quarter-over-quarter increase in the cost of calibration services sold of 12.9% in the second quarter of fiscal year 2010 compared to the second quarter of fiscal year 2009, which was primarily due to costs associated with adding a lab in Portland, Oregon and additional service-related investments in the wind energy industry. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2010		FY 2009
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth (Decline)	25.5%	2.9%	5.7%	16.8%	4.8%	(0.3%)
Operating Expenses:

	Second Quarter Ended
	September 26,	September 27,
	2009	2008
Operating Expenses:
Selling, Marketing and Warehouse	$2,449	$2,148
Administrative	1,345	1,648

Total	$3,794	$3,796

Operating expenses during the second quarter of fiscal year 2010 were consistent with the same quarter in the prior fiscal year. Sales, Marketing and Warehouse expenses increased $0.3 million, primarily driven by investment in the wind energy market and additional sales personnel. Administrative expenses decreased $0.3 from the second quarter of fiscal year 2009 to the second quarter of fiscal year 2010 as a result of cost control measures.

Taxes:

	Second Quarter Ended
	September 26,	September 27,
	2009	2008
Provision for Income Taxes	$120	$277
In the second quarter of fiscal year 2010, our provision for income taxes was $0.1 million, compared with a $0.3 million provision for income taxes in the second quarter of fiscal year 2009. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.
SIX MONTHS ENDED SEPTEMBER 26, 2009 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 2008
(dollars in thousands):
Revenue:

	Six Months Ended
	September 26,	September 27,
	2009	2008
Net Revenue:
Product Sales	$23,238	$25,270
Service Revenue	12,465	11,193

Total	$35,703	$36,463

Net revenue decreased $0.8 million, or 2.1%, from the first six months of fiscal year 2009 to the first six months of fiscal year 2010. The first six months of fiscal year 2009 included only six weeks of Westcon, Inc. operations, which we acquired on August 14, 2008.
Our product net sales accounted for 65.1% of our total net revenue in the first six months of fiscal year 2010 and 69.3% of our total net revenue in the first six months of fiscal year 2009. For the first six months of fiscal year 2010, product sales decreased $2.0 million, or 8.0%, compared with the first six months of fiscal year 2009. Within our direct channel, product sales decreased by $1.0 million. Direct sales to U.S., International and Canadian markets all declined as a result of the current economic climate, but were partially offset by sales to our wind energy industry customers. Wind energy product sales represented 11.9% of our total product net sales in the first six months of fiscal year 2010. The economic climate also impacted our reseller channel, which experienced a $1.0 million sales decline in the first six months of fiscal year 2010 when compared with the same period in the prior fiscal year.
Service revenue increased $1.3 million, or 11.4%, from the first six months of fiscal year 2009 to the first six months of fiscal year 2010. The revenue increase was comprised of both organic growth and incremental revenue obtained from Westcon. In addition, within any six month period, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.
Gross Profit:

	Six Months Ended
	September 26,	September 27,
	2009	2008
Gross Profit:
Product	$5,308	$6,727
Service	2,665	2,333

Total	$7,973	$9,060

Total gross profit dollars in the first six months of fiscal year 2010 declined $1.1 million, or 12.0%, from the first six months of fiscal year 2009. As a percentage of total net revenue, total gross profit declined 250 basis points over the same time period.
The gross profit percentage in our direct and reseller channels declined 220 basis points and 180 basis points, respectively, from the first six months of fiscal year 2009 to the first six months of fiscal year 2010 as we increased discounting in an effort to maintain competitive pricing in the current economic environment.

Total product gross profit in the first six months of fiscal year 2010 was 22.8% of total product sales and declined 380 basis points when compared with 26.6% of total product sales in the first six months of fiscal year 2009. Product gross profit declined $1.4 million in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009, which was the result of reduced volume, increased price discounting and lower vendor point-of-sale rebates. Vendor point-of-sale rebates are based on year-over-year growth in product segment sales. We did not qualify for this type of rebate in the first six months of fiscal year 2010. In the first six months of fiscal year 2009, point-of-sale rebates were approximately $0.3 million.
Calibration service gross profit dollars increased 14.2% from the first six months of fiscal year 2009 to the first six months of fiscal year 2010. As a percent of service revenue, calibration service gross profit increased 60 basis points over the same time period. We realized a period-over-period increase in the cost of calibration services sold of 10.6% in the first six months of fiscal year 2010 compared to the first six months of fiscal year 2009, which was primarily due to costs associated with adding a lab in Portland, Oregon and additional service-related investments in the wind energy industry.
Operating Expenses:

	Six Months Ended
	September 26,	September 27,
	2009	2008
Operating Expenses:
Selling, Marketing and Warehouse	$5,008	$4,743
Administrative	2,745	3,190

Total	$7,753	$7,933

Operating expenses decreased $0.2 million, or 2.3%, from the first six months of fiscal year 2009 to the first six months of fiscal year 2010. Sales, Marketing and Warehouse expenses as a percent of total revenue increased slightly from 13.0% in the first six months of fiscal year 2009 to 14.0% in the first six months of fiscal year 2010. The increased spending was primarily driven by strategic investments in sales and marketing for the service segment and wind energy industry. Administrative expenses as a percent of total revenue decreased from 8.7% in the first six months of fiscal year 2009 to 7.7% in the first six months of fiscal year 2010, primarily due to cost control measures and a reduction in performance-based management compensation.
Taxes:

	Six Months Ended
	September 26,	September 27,
	2009	2008
Provision for Income Taxes	$64	$430
In the first six months of fiscal year 2010, our provision for income taxes was $0.1 million, compared with a $0.4 million provision for income taxes in the first six months of fiscal year 2009. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended
	September 26,	September 27,
	2009	2008
Cash Provided by (Used in):
Operating Activities	$3,507	$1,003
Investing Activities	(1,696)	(5,212)
Financing Activities	(1,848)	4,186
Operating Activities: Cash provided by operating activities for the first six months of fiscal year 2010 was $3.5 million compared to the $1.0 million of cash provided by operating activities in the first six months of fiscal year 2009. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Inventory balances at September 26, 2009 and September 27, 2008 were similar to the respective ending balances of the prior fiscal year-end and have not provided any significant changes in working capital in either year. However, the timing of inventory receipts has impacted the accounts payable balance and is the primary reason for the $2.3 million increase in accounts payable in the first six months of fiscal year 2010, compared to a $0.3 million decrease in the first six months of fiscal year 2009. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts.

•	Receivables: We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable.

	September 26,	September 27,
	2009	2008
Net Sales, for the last two fiscal months	$13,172	$13,517
Accounts Receivable, net	$8,279	$9,105
Days Sales Outstanding	38	40
•	Accrued Compensation and Other Liabilities: Lower payments for employee profit sharing and performance-based management bonuses contributed to the $0.7 million decline in cash used to pay accrued compensation and other liabilities during the first six months of fiscal year 2010 compared with the first six months of fiscal year 2009.
Investing Activities: During the first six months of fiscal year 2009, we used approximately $4.6 million of cash to purchase Westcon. During the first six months of fiscal year 2010, we paid an additional $1.1 million in contingent consideration under the terms of the Merger Agreement. See Note 5 of our Consolidated Financial Statements in this report for more information on the acquisition. In addition, in each of the first six months of fiscal years 2010 and 2009, we used $0.6 million of cash to purchase property and equipment primarily for the expansion of capacity and capabilities within our calibration laboratories.
Financing Activities: During the first six months of fiscal year 2010, we used approximately $1.8 million in cash for financing activities, primarily to reduce our debt. During the first six months of fiscal year 2009, financing activities provided $4.2 million in cash, primarily from borrowings to acquire Westcon of $4.6 million, offset by repayments on the credit facility using cash provided by operating activities.

OUTLOOK
We feel that the economic environment is beginning to stabilize as we head into the second half of our fiscal year. We are cautiously optimistic that things will continue to improve, which should result in our second half being stronger than the first. It is still too early for us to define how wind energy sales will affect our overall business, though we feel product sales to wind energy customers should continue to be strong. Our solid cash flow generation and balance sheet will allow us to continue to make prudent and strategic investments in our infrastructure and people, so that we can maintain our focus on the execution of our long-term strategy.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of September 26, 2009, $12.3 million was available under our credit facility, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $1.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Under our credit facility described in Note 2 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility and the London Interbank Offered Rate (“LIBOR”). As of September 26, 2009, the base rate and the LIBOR rate were 3.3% and 0.2%, respectively. Our interest rate for the first six months of fiscal year 2010 ranged from 1.1% to 2.8%. On September 26, 2009, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
FOREIGN CURRENCY
Over 90% of our net revenue for the first six months of fiscal years 2010 and 2009 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first six months of fiscal years 2010 and 2009, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 26, 2009, we had a foreign exchange forward contract, set to mature in October 2009, outstanding in the notional amount of $0.2 million. A gain on the outstanding contract, totaling less than $0.1 million, was included in the Consolidated Balance Sheet as of September 26, 2009. We do not use hedging arrangements for speculative purposes.
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

PART II. OTHER INFORMATION
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On September 15, 2009, our shareholders voted on the proposals set forth below at the annual meeting.
Proposal 1:
Francis R. Bradley, Alan H. Resnick and Carl E. Sassano were elected as directors of the Company, each to serve until the annual meeting of shareholders to be held in 2012. The number of shares that voted for the election of each director nominee and the number of shares that withheld authority to vote for each director nominee are as follows:

Nominees	Votes For	Votes Withheld

Francis R. Bradley	7,060,958	16,144
Alan H. Resnick	7,057,558	19,544
Carl E. Sassano	7,057,363	19,739
The other directors, whose terms of office continued after the meeting, are Charles P. Hadeed, Richard J. Harrison, Nancy D. Hessler, Paul D Moore, Harvey J. Palmer and John T. Smith
Proposal 2:
The selection of BDO Seidman, LLP as the Company’s independent registered public accountants for the fiscal year ending March 27, 2010 was ratified. The number of shares that voted for, against and abstained from voting on this proposal are as follows:

Votes For:	7,056,491
Votes Against:	16,453
Votes Abstained:	4,158
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.
Date: November 10, 2009	/s/ Charles P. Hadded
Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: November 10, 2009	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002