Form 10-Q
period 2009-12-26
TRANSCAT INC
filed 2010-02-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 26, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of February 4, 2010 was 7,276,973.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008

Product Sales	$15,186	$13,995	$38,424	$39,265
Service Revenue	6,637	5,997	19,102	17,190

Net Revenue	21,823	19,992	57,526	56,455

Cost of Products Sold	11,845	10,586	29,775	29,129
Cost of Services Sold	5,214	4,760	15,014	13,620

Total Cost of Products and Services Sold	17,059	15,346	44,789	42,749

Gross Profit	4,764	4,646	12,737	13,706

Selling, Marketing and Warehouse Expenses	2,585	2,666	7,593	7,409
Administrative Expenses	1,388	1,358	4,133	4,548

Total Operating Expenses	3,973	4,024	11,726	11,957

Operating Income	791	622	1,011	1,749

Interest Expense	9	43	34	70
Other Expense, net	7	56	39	68

Total Other Expense	16	99	73	138

Income Before Income Taxes	775	523	938	1,611
Provision for Income Taxes	292	181	356	611

Net Income	483	342	582	1,000

Other Comprehensive Income (Loss)	26	(89)	98	(92)

Comprehensive Income	$509	$253	$680	$908

Basic Earnings Per Share	$0.07	$0.05	$0.08	$0.14
Average Shares Outstanding	7,343	7,373	7,373	7,280

Diluted Earnings Per Share	$0.06	$0.05	$0.08	$0.13
Average Shares Outstanding	7,560	7,599	7,602	7,486
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 26,	March 28,
	2009	2009
ASSETS
Current Assets:
Cash	$25	$59
Accounts Receivable, less allowance for doubtful accounts of $94 and $75 as of December 26, 2009 and March 28, 2009, respectively	9,997	8,981
Other Receivables	262	119
Inventory, net	5,598	4,887
Prepaid Expenses and Other Current Assets	1,160	774
Deferred Tax Asset	520	380

Total Current Assets	17,562	15,200
Property and Equipment, net	4,171	4,174
Goodwill	9,016	7,923
Intangible Asset, net	945	1,091
Deferred Tax Asset	585	635
Other Assets	381	368

Total Assets	$32,660	$29,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,274	$4,748
Accrued Compensation and Other Liabilities	2,291	1,757
Income Taxes Payable	105	215

Total Current Liabilities	10,670	6,720
Long-Term Debt	2,040	3,559
Other Liabilities	590	493

Total Liabilities	13,300	10,772

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,693,830 and 7,656,358 shares issued as of December 26, 2009 and March 28, 2009, respectively; 7,275,048 and 7,380,576 shares outstanding as of December 26, 2009 and March 28, 2009, respectively	3,847	3,828
Capital in Excess of Par Value	9,295	8,606
Accumulated Other Comprehensive Income	418	320
Retained Earnings	7,435	6,853
Less: Treasury Stock, at cost, 418,782 and 275,782 shares as of December 26, 2009 and March 28, 2009, respectively	(1,635)	(988)

Total Shareholders’ Equity	19,360	18,619

Total Liabilities and Shareholders’ Equity	$32,660	$29,391

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 26,	December 27,
	2009	2008
Cash Flows from Operating Activities:
Net Income	$582	$1,000
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	(86)	168
Depreciation and Amortization	1,524	1,365
Provision for Accounts Receivable and Inventory Reserves	52	111
Stock-Based Compensation Expense	530	476
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(1,143)	1,050
Inventory	(706)	308
Prepaid Expenses and Other Assets	(833)	(792)
Accounts Payable	3,526	(1,568)
Accrued Compensation and Other Liabilities	645	(522)
Income Taxes Payable	(119)	(251)

Net Cash Provided by Operating Activities	3,972	1,345

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(941)	(1,038)
Payments of Contingent Consideration	(1,093)	–
Purchase of Westcon, Inc., net of cash acquired	–	(5,641)

Net Cash Used in Investing Activities	(2,034)	(6,679)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,499)	4,945
Payments on Other Debt Obligations	(20)	(4)
Issuance of Common Stock	169	202
Repurchase of Common Stock	(647)	–
Excess Tax Benefits Related to Stock-Based Compensation	9	41

Net Cash (Used in) Provided by Financing Activities	(1,988)	5,184

Effect of Exchange Rate Changes on Cash	16	20

Net Decrease in Cash	(34)	(130)
Cash at Beginning of Period	59	208

Cash at End of Period	$25	$78

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$49	$42
Income Taxes, net	$559	$729

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Stock Issued in Connection with Business Acquisition	$–	$1,113
Capital Lease Obligation	$–	$49
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 28, 2009	7,656	$3,828	$8,606	$320	$6,853	276	$(988)	$18,619
Issuance (Repurchase) of Common Stock	38	19	150			143	(647)	(478)
Stock-Based Compensation			530					530
Tax Benefit from Stock- Based Compensation			9					9
Comprehensive Income:
Currency Translation Adjustment				89				89
Unrecognized Prior Service Cost, net of tax				9				9
Net Income					582			582

Balance as of December 26, 2009	7,694	$3,847	$9,295	$418	$7,435	419	$(1,635)	$19,360

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
Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal years 2010 and 2009, the Company recorded non-cash stock-based compensation cost in the amount of $0.5 million in the Consolidated Statement of Operations and Comprehensive Income.
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
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first nine months of fiscal years 2010 and 2009. The Company utilizes foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first nine months of fiscal years 2010 and 2009, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 26, 2009, the Company had a foreign exchange forward contract, set to mature in January 2010, outstanding in the notional amount of $0.4 million. A loss on the outstanding contract, totaling less than $0.1 million, was included in the Consolidated Balance Sheet as of December 26, 2009. The Company does not use hedging arrangements for speculative purposes.
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
The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Average Shares Outstanding – Basic	7,343	7,373	7,373	7,280
Effect of Dilutive Common Stock Equivalents	217	226	229	206

Average Shares Outstanding – Diluted	7,560	7,599	7,602	7,486

Anti-dilutive Common Stock Equivalents	623	557	612	577

Shareholders’ Equity: In November 2009, the Company repurchased 0.1 million shares of its common stock for $0.6 million from beneficiaries of the estate of a former member of its Board of Directors and assigned the shares into treasury.
Income Taxes: During the second quarter of fiscal year 2010, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s U.S. federal income tax return for the tax year ended March 29, 2008. To date, the IRS has not proposed any adjustments to the tax return under examination.
Subsequent Events: On January 27, 2010, Transcat acquired United Scale & Engineering Corp., a regional supplier and servicer of industrial scales and weighing systems to customers located primarily in Wisconsin, Illinois and Michigan.
The Company has evaluated all other events and transactions that occurred between December 26, 2009 and February 8, 2010, the date the financial statements were issued.
Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.
NOTE 2 – DEBT
Description. Transcat, through a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. maturing in August 2011, has a revolving credit facility in the amount of $15 million (the “Revolving Credit Facility”). As of December 26, 2009, $12.9 million was available under the Credit Agreement, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $2.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rates as of December 26, 2009 were 3.3% and 0.2%, respectively. The Company’s interest rate for the first nine months of fiscal year 2010 ranged from 1.1% to 2.8%.
Covenants. The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2010.

Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of its wholly-owned subsidiaries, Transmation (Canada) Inc. and Westcon, Inc. (“Westcon”), as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. At December 26, 2009, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.
In addition, Transcat maintains a warrant plan for directors (the “Directors’ Warrant Plan”). Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted and were fully vested as of August 2009.
Restricted Stock: During the first quarter of fiscal years 2010 and 2009, the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards will vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. The weighted average fair value of the awards granted in fiscal years 2010 and 2009 was $5.00 per share and $6.80 per share, respectively.
Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At December 26, 2009, the Company estimated the probability of achievement for the performance-based awards granted in fiscal years 2010 and 2009 to be 100% and 50%, respectively, of the target levels. Total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was $0.1 million in the first nine months of fiscal year 2010 and less than $0.1 million in the first nine months of fiscal year 2009. Unearned compensation totaled $0.4 million as of December 26, 2009.
Stock Options: Options vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award. Total expense relating to options was $0.4 million in the first nine months of fiscal years 2010 and 2009.
The following table summarizes options as of and for the nine months ended December 26, 2009:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2009	665	$5.70
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	(1)	2.89

Outstanding as of December 26, 2009	664	5.71	7	$745

Exercisable as of December 26, 2009	412	4.83	6	706

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 26, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. Total unrecognized compensation cost related to non-vested stock options as of December 26, 2009 was $0.6 million, which is expected to be recognized over a weighted average period of two years.

Warrants: The warrants expire in five years from the date of grant. The following table summarizes warrants as of and for the nine months ended December 26, 2009:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2009	63	$4.28
Granted	–	–
Exercised	(18)	3.19
Cancelled/Forfeited	(4)	2.88

Outstanding as of December 26, 2009	41	4.89	1	$55

Exercisable as of December 26, 2009	41	4.89	1	55

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on December 26, 2009. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of and the cash received from warrants exercised in the first nine months of fiscal year 2010 were less than $0.1 million.
NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the third quarter and the nine months ended December 26, 2009 and December 27, 2008:

	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Net Revenue:
Product Sales	$15,186	$13,995	$38,424	$39,265
Service Revenue	6,637	5,997	19,102	17,190

Total	21,823	19,992	57,526	56,455

Gross Profit:
Product	3,341	3,409	8,649	10,136
Service	1,423	1,237	4,088	3,570

Total	4,764	4,646	12,737	13,706

Operating Expenses:
Product (1)	2,454	2,483	7,102	7,191
Service (1)	1,519	1,541	4,624	4,766

Total	3,973	4,024	11,726	11,957

Operating Income	791	622	1,011	1,749

Unallocated Amounts:
Total Other Expense, net	16	99	73	138
Provision for Income Taxes	292	181	356	611

Total	308	280	429	749

Net Income	$483	$342	$582	$1,000

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

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
In addition, Transcat and the sole shareholder entered into an Earn Out Agreement dated as of the closing of the merger. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and achieving certain post-closing gross profit and revenue targets. During the first nine months of fiscal year 2010, payments totaling less than $0.1 million were earned and recorded as compensation expense in the Consolidated Statement of Operations and Comprehensive Income.
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

(Unaudited)
Nine Months
Ended
December 27,
2008
Net Revenue	$59,605
Net Income	$837
Basic Earnings Per Share	$0.12
Diluted Earnings Per Share	$0.11

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
During the first quarter of fiscal years 2010 and 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards will vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At December 26, 2009, we estimated the probability of achievement for the performance-based awards granted in fiscal years 2010 and 2009 to be 100% and 50%, respectively, of the target levels.
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

RESULTS OF OPERATIONS
The following table presents, for the third quarter and the first nine months of fiscal years 2010 and 2009, the components of our Consolidated Statements of Operations.

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2009	2008	2009	2008
Gross Profit Percentage:
Product Gross Profit	22.0%	24.4%	22.5%	25.8%
Service Gross Profit	21.4%	20.6%	21.4%	20.8%
Total Gross Profit	21.8%	23.2%	22.1%	24.3%

As a Percentage of Total Net Revenue:
Product Sales	69.6%	70.0%	66.8%	69.6%
Service Revenue	30.4%	30.0%	33.2%	30.4%

Total Net Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.8%	13.3%	13.2%	13.1%
Administrative Expenses	6.4%	6.8%	7.2%	8.1%

Total Operating Expenses	18.2%	20.1%	20.4%	21.2%

Operating Income	3.6%	3.1%	1.7%	3.1%

Interest Expense	0.0%	0.2%	0.1%	0.1%
Total Other Expense, net	0.0%	0.3%	0.1%	0.1%

Total Other Expense	0.0%	0.5%	0.2%	0.2%

Income Before Income Taxes	3.6%	2.6%	1.5%	2.9%
Provision for Income Taxes	1.3%	0.9%	0.6%	1.1%

Net Income	2.3%	1.7%	0.9%	1.8%

THIRD QUARTER ENDED DECEMBER 26, 2009 COMPARED TO THIRD QUARTER ENDED DECEMBER 27, 2008
(dollars in thousands):
Revenue:

	Third Quarter Ended
	December 26,	December 27,
	2009	2008
Net Revenue:
Product Sales	$15,186	$13,995
Service Revenue	6,637	5,997

Total	$21,823	$19,992

Net revenue increased $1.8 million, or 9.2%, from the third quarter of fiscal year 2009 to the third quarter of fiscal year 2010.
Our product net sales accounted for 69.6% of our total net revenue in the third quarter of fiscal year 2010 and 70.0% of our total net revenue in the third quarter of fiscal year 2009. For the third quarter of fiscal year 2010, product sales increased $1.2 million, or 8.5%, compared to the third quarter of fiscal year 2009. This was the first quarter with quarter-over-quarter product net sales growth since the third quarter of fiscal year 2009. We believe the increase in orders placed and net sales are reflective of a recovering economy. Our fiscal years 2010 and 2009 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2010			FY 2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	8.5%	(7.6%)	(8.5%)	(1.4%)	7.6%	15.5%	12.7%
Our average product sales per business day increased to $249 in the third quarter of fiscal year 2010, compared with $226 in the third quarter of fiscal year 2009. There were 61 business days in the third quarter of fiscal year 2010, one less than the 62 business days in the third quarter of fiscal year 2009. Our product sales per business day for each fiscal quarter during the fiscal years 2010 and 2009 are as follows:

	FY 2010			FY 2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$249	$190	$176	$191	$226	$206	$192
In the third quarter of fiscal year 2010, sales through our direct channel increased 5.6%, primarily a result of $1.1 million of sales into the wind energy industry. Wind energy product sales as a percent of the direct channel and overall net product sales were 9.5% and 7.3%, respectively. This has respective comparisons of 2.8% and 2.2% to the third quarter of fiscal year 2009. Year-over-year increases in our direct channel as a result of the gains in the wind energy industry were partially offset by a decline in non-wind direct sales. While we experienced increased sales volume to non-wind energy direct customers during the latter part of the third quarter of fiscal year 2010, these increases could not fully offset the year-over-year sales declines we experienced in the beginning of the quarter. In the third quarter of fiscal year 2010, sales through our reseller channel increased by 20.3% when compared to the third quarter of fiscal year 2009. We believe increased sales into our reseller channel are both an indicator and result of an improving economy. As a result of the strong growth in our reseller channel, the mix of reseller sales as a percent of our total product net sales increased 210 basis points from the third quarter of fiscal year 2009 when compared to the third quarter of fiscal year 2010. The following table presents the percent of net sales for our significant product distribution channels for each fiscal quarter during fiscal years 2010 and 2009:

	FY 2010			FY 2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	77.5%	84.2%	80.5%	83.0%	79.7%	77.6%	81.8%
Reseller	21.2%	14.4%	18.0%	15.6%	19.1%	20.8%	16.6%
Freight Billed to Customers	1.3%	1.4%	1.5%	1.4%	1.2%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our calibration laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for the third quarter of fiscal year 2010 were $2.4 million, an increase of 38.2% compared to the $1.7 million at the end of the third quarter of fiscal year 2009. In relation to the end of our second quarter of fiscal year 2010, we experienced over a $0.4 million increase in pending product shipments and a cumulative increase of $1.2 million since the beginning of the fiscal year. Backorders represented 82.8% of our total pending product shipments at the end of the third quarter of fiscal year 2010, compared with 84.1% for the same quarter in the prior fiscal year. The following table presents the percentage of total pending product shipments that are backorders at the end of the third quarter of fiscal year 2010 and our historical trend of total pending product shipments:

	FY 2010			FY 2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,351	$1,904	$1,445	$1,189	$1,701	$1,398	$1,366
% of Pending Product Shipments that are Backorders	82.8%	78.9%	72.2%	81.0%	84.1%	70.7%	74.7%
Service revenue increased $0.6 million, or 10.7%, from the third quarter of fiscal year 2009 to the third quarter of fiscal year 2010. Within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended December 26, 2009 were $25.9 million, up 7.7% when compared with $24.0 million for the twelve months ended December 27, 2008. Our fiscal years 2010 and 2009 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2010			FY 2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth (Decline)	10.7%	15.5%	7.2%	(0.9%)	10.3%	4.5%	5.3%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely-trained personnel necessary to perform all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the electrical, temperature, pressure and dimensional disciplines. Accordingly, 15% to 20% of our service segment revenue is generated from outsourcing customer equipment to third party vendors for calibration beyond our chosen scope of capabilities. During the third quarter of fiscal year 2010, we outsourced 24.0% of our total service revenue. The increase in the percentage of outsourced revenue is attributable to specific services provided to the wind energy industry, which fall outside our current scope of business. We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances. The following table presents the percent of service segment revenue for the significant sources for each fiscal quarter during fiscal years 2010 and 2009:

	FY 2010			FY 2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	73.5%	77.3%	79.3%	81.2%	78.5%	78.6%	80.8%
Outsourced	24.0%	20.2%	18.2%	15.8%	18.2%	18.8%	16.4%
Freight Billed to Customers	2.5%	2.5%	2.5%	3.0%	3.3%	2.6%	2.8%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	Third Quarter Ended
	December 26,	December 27,
	2009	2008
Gross Profit:
Product	$3,341	$3,409
Service	1,423	1,237

Total	$4,764	$4,646

Total gross profit dollars in the third quarter of fiscal year 2010 increased $0.1 million, or 2.5%, from the third quarter of fiscal year 2009. As a percentage of total net revenue, total gross profit declined 140 basis points over the same time period.
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
The gross profit percentage in our direct channel declined 140 basis points from the third quarter of fiscal year 2009 to the third quarter of fiscal year 2010. While we believe the economy is in a recovery phase, pricing remains competitive in the marketplace. As a result, we increased our discounting to our direct channel customers accordingly. The competitive pricing environment had a similar effect within the reseller channel, resulting in a 350 basis point decrease in this channel’s gross profit percentage.
Total product gross profit in the third quarter of fiscal year 2010 was 22.0% of total product sales and declined 240 basis points when compared with 24.4% of total product sales in the third quarter of fiscal year 2009. Product gross profit declined $0.1 million in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009. Despite increased volume, increased price discounting and lower vendor point-of-sale rebates drove the decrease. Vendor point-of-sale rebates are based on year-over-year growth in product segment sales. We did not qualify for this type of rebate in the third quarter of fiscal year 2010. In the third quarter of fiscal year 2009, point-of-sale rebates were $0.1 million. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2010			FY 2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % – Direct (1)	22.5%	22.8%	23.8%	23.6%	23.9%	25.8%	25.2%
Channel Gross Profit % – Reseller (1)	14.6%	14.7%	17.4%	18.7%	18.1%	18.2%	17.5%

Channel Gross Profit % – Combined (2)	20.8%	21.6%	22.6%	22.8%	22.8%	24.2%	23.9%
Other Items % (3)	1.2%	0.6%	0.9%	1.2%	1.6%	1.8%	3.4%

Total Product Gross Profit %	22.0%	22.2%	23.5%	24.0%	24.4%	26.0%	27.3%

(1)	Channel gross profit % calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase cost divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Calibration service gross profit dollars increased $0.2 million, or 15.0%, from the third quarter of fiscal year 2009 to the third quarter of fiscal year 2010. As a percent of service revenue, calibration service gross profit increased 80 basis points over the same time period in the prior fiscal year. We realized a quarter-over-quarter increase in the cost of calibration services sold of 9.5% in the third quarter of fiscal year 2010 compared to the third quarter of fiscal year 2009, which was primarily due to costs associated with increased outsourcing of specific services in the wind energy industry. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2010			FY 2009
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth (Decline)	15.0%	25.5%	2.9%	5.7%	16.8%	4.8%	(0.3%)
Operating Expenses:

	Third Quarter Ended
	December 26,	December 27,
	2009	2008
Operating Expenses:
Selling, Marketing and Warehouse	$2,585	$2,666
Administrative	1,388	1,358

Total	$3,973	$4,024

Operating expenses during the third quarter of fiscal year 2010 decreased by 1.3% when compared to the same quarter in the prior fiscal year. This decrease is a direct result of cost control measures in place which have helped reduce operating expenses as a percent of total net revenue from 20.1% in the third quarter of fiscal year 2009 to 18.2% in the third quarter of fiscal year 2010.
Other Expense:

	Third Quarter Ended
	December 26,	December 27,
	2009	2008
Other Expense:
Interest Expense	$9	$43
Other Expense, net	7	56

Total	$16	$99

Other expenses during the third quarter of fiscal year 2010 decreased by 83.8% when compared to the same quarter in the prior fiscal year. The decrease was the result of lower interest expense due to reduced debt levels and a decrease in other expense, primarily due to reductions in foreign currency losses. We have a program in place to hedge the majority of our risk to fluctuations in the value of the U.S. dollar relative to the Canadian dollar.
Taxes:

	Third Quarter Ended
	December 26,	December 27,
	2009	2008
Provision for Income Taxes	$292	$181
In the third quarter of fiscal year 2010, our provision for income taxes was $0.3 million, compared with a $0.2 million provision for income taxes in the third quarter of fiscal year 2009. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

NINE MONTHS ENDED DECEMBER 26, 2009 COMPARED TO NINE MONTHS ENDED DECEMBER 27, 2008
(dollars in thousands):
Revenue:

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Net Revenue:
Product Sales	$38,424	$39,265
Service Revenue	19,102	17,190

Total	$57,526	$56,455

Net revenue increased $1.1 million, or 1.9%, from the first nine months of fiscal year 2009 to the first nine months of fiscal year 2010. The first nine months of fiscal year 2009 included only 19 weeks of Westcon, Inc. operations, which we acquired on August 14, 2008.
Our product net sales accounted for 66.8% of our total net revenue in the first nine months of fiscal year 2010 and 69.6% of our total net revenue in the first nine months of fiscal year 2009. For the first nine months of fiscal year 2010, product sales decreased $0.8 million, or 2.1%, compared with the first nine months of fiscal year 2009. Within our direct channel, product sales decreased by $0.4 million. Direct sales to our non-wind energy customers declined as a result of the economic climate, but were partially offset by sales to our wind energy industry customers. In the first nine months of fiscal year 2010, wind energy product sales were $3.9 million and represented 10.1% of our total product net sales. The economic climate also impacted our reseller channel, which experienced a $0.4 million sales decline in the first nine months of fiscal year 2010 when compared with the same period in the prior fiscal year.
Service revenue increased $1.9 million, or 11.1%, from the first nine months of fiscal year 2009 to the first nine months of fiscal year 2010. The revenue increase was comprised of organic growth, incremental revenue obtained from Westcon and increased services provided to the wind energy industry. In addition, within any nine month period, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.
Gross Profit:

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Gross Profit:
Product	$8,649	$10,136
Service	4,088	3,570

Total	$12,737	$13,706

Total gross profit dollars in the first nine months of fiscal year 2010 declined $1.0 million, or 7.1%, from the first nine months of fiscal year 2009. As a percentage of total revenue, total gross profit declined 220 basis points over the same time period.
The gross profit percentage in our direct and reseller channels declined 190 basis points and 260 basis points, respectively, from the first nine months of fiscal year 2009 to the first nine months of fiscal year 2010 as we increased discounting in an effort to maintain competitive pricing in the recessionary economic environment.
Total product gross profit in the first nine months of fiscal year 2010 was 22.5% of total product sales and declined 330 basis points when compared with 25.8% of total product sales in the first nine months of fiscal year 2009. Product gross profit declined $1.5 million in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009, which was the result of reduced volume, increased price discounting and lower vendor point-of-sale rebates. Vendor point-of-sale rebates are based on year-over-year growth in product segment sales. We did not qualify for this type of rebate in the first nine months of fiscal year 2010. In the first nine months of fiscal year 2009, point-of-sale rebates were approximately $0.3 million.

Calibration service gross profit dollars increased 14.5% from the first nine months of fiscal year 2009 to the first nine months of fiscal year 2010. As a percent of service revenue, calibration service gross profit increased 60 basis points over the same time period. We realized a period-over-period increase in the cost of calibration services sold of 10.2% in the first nine months of fiscal year 2010 compared to the first nine months of fiscal year 2009, which was primarily due to costs associated with adding a lab in Portland, Oregon and additional service-related spending in the wind energy industry.
Operating Expenses:

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Operating Expenses:
Selling, Marketing and Warehouse	$7,593	$7,409
Administrative	4,133	4,548

Total	$11,726	$11,957

Operating expenses decreased $0.2 million, or 1.9%, from the first nine months of fiscal year 2009 to the first nine months of fiscal year 2010. Sales, Marketing and Warehouse expenses increased $0.2 million during the same period, primarily driven by strategic investments in sales and marketing for the service segment and wind energy industry. Despite the increase in costs, Sales, Marketing and Warehouse expenses as a percentage of total revenue has remained relatively consistent in both years. Administrative expenses decreased $0.4 million from the first nine months of fiscal year 2009 to the first nine months of fiscal year 2010. As a percent of total revenue, Administrative expenses represented 7.2% and 8.1% in the first nine months of fiscal years 2010 and 2009, respectively. The decrease is primarily due to cost control measures. In addition, included in the first nine months of fiscal 2009 were $0.2 million in one-time integration expenses related to our acquisition of Westcon.
Other Expense:

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Other Expense:
Interest Expense	$34	$70
Other Expense, net	39	68

Total	$73	$138

Other expenses during the first nine months of fiscal year 2010 decreased by 47.1% when compared to the same period in the prior fiscal year. The decrease was the result of lower interest expense due to reduced debt levels and a decrease in other expense, primarily due to reductions in foreign currency losses. We have a program in place to hedge the majority of our risk to fluctuations in the value of the U.S. dollar relative to the Canadian dollar.
Taxes:

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Provision for Income Taxes	$356	$611
In the first nine months of fiscal year 2010, our provision for income taxes was $0.4 million, compared with a $0.6 million provision for income taxes in the first nine months of fiscal year 2009. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended
	December 26,	December 27,
	2009	2008
Cash Provided by (Used in):
Operating Activities	$3,972	$1,345
Investing Activities	(2,034)	(6,679)
Financing Activities	(1,988)	5,184
Operating Activities: Cash provided by operating activities for the first nine months of fiscal year 2010 was $4.0 million compared to the $1.3 million of cash provided by operating activities in the first nine months of fiscal year 2009. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Inventory balance at December 26, 2009 was $5.6 million, an increase of $0.7 million when compared to the $4.9 million on-hand on March 28, 2009. We have increased our inventory levels in conjunction with the improving economy and in anticipation of stronger sales in our fourth quarter of fiscal year 2010. However, the timing of inventory receipts has impacted the accounts payable balance and is the primary reason for the $3.5 million increase in accounts payable in the first nine months of fiscal year 2010, compared to a $1.6 million decrease in the first nine months of fiscal year 2009. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts.

•	Receivables: We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable.

	December 26,	December 27,
	2009	2008
Net Sales, for the last two fiscal months	$15,559	$13,239
Accounts Receivable, net	$9,997	$8,689
Days Sales Outstanding	39	39
•	Accrued Compensation and Other Liabilities: Lower payments for employee profit sharing and performance-based management bonuses, while accruing for future payments, contributed to the $0.6 million of cash provided by operations during the first nine months of fiscal year 2010 compared with $0.5 million used in operations in the first nine months of fiscal year 2009.
Investing Activities: During the first nine months of fiscal year 2009, we used approximately $5.6 million of cash to purchase Westcon. During the first nine months of fiscal year 2010, we paid an additional $1.1 million in contingent consideration under the terms of the Merger Agreement. See Note 5 of our Consolidated Financial Statements in this report for more information on the acquisition. In addition, in the first nine months of fiscal year 2010 we used $0.9 million of cash to purchase property and equipment, primarily for additional lab capabilities and information technology. In the first nine months of fiscal year 2009, we used $1.0 million of cash to purchase property and equipment.
Financing Activities: During the first nine months of fiscal year 2010, we used approximately $2.0 million in cash for financing activities, primarily to reduce our debt. In addition, we used $0.6 million of cash for the repurchase of 143,000 shares of common stock from beneficiaries of a former Board member’s estate at a price of $4.45 per share. During the first nine months of fiscal year 2009, financing activities provided $5.2 million in cash, primarily from borrowings to acquire Westcon of $4.6 million.

OUTLOOK
We remain cautiously optimistic that recovery signs we saw in the third quarter will be sustained, and that our fourth quarter should result in strong comparisons to a much weaker prior year quarter. While it remains too early to define how product sales and service to wind energy customers will affect our overall business, we expect them to continue to support our growth objectives. Our solid cash flow and strong balance sheet will continue to allow us to make prudent and strategic investments in executing our long term strategy.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of December 26, 2009, $12.9 million was available under our credit facility, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $2.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Under our credit facility, as described in Note 2 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility and the London Interbank Offered Rate (“LIBOR”). As of December 26, 2009, the base rate and the LIBOR rate were 3.3% and 0.2%, respectively. Our interest rate for the first nine months of fiscal year 2010 ranged from 1.1% to 2.8%. On December 26, 2009, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
FOREIGN CURRENCY
Over 90% of our net revenue for the first nine months of fiscal years 2010 and 2009 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first nine months of fiscal years 2010 and 2009, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 26, 2009, we had a foreign exchange forward contract, set to mature in January 2010, outstanding in the notional amount of $0.4 million. A loss on the outstanding contract, totaling less than $0.1 million, was included in the Consolidated Balance Sheet as of December 26, 2009. We do not use hedging arrangements for speculative purposes.

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

TRANSCAT, INC.
Date: February 8, 2010	/s/ Charles P. Hadded
Charles P. Hadeed
Chief Executive Officer, President and Chief Operating Officer

Date: February 8, 2010	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws

	3.2	Code of Regulations, as amended through October 26, 2009, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 26, 2009

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002