Form 10-K
period 2010-03-27
TRANSCAT INC
filed 2010-06-24
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 27, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 25, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $38 million. The market value calculation was determined using the closing sale price of the registrant’s Common Stock on September 25, 2009, as reported on the NASDAQ Capital Market.

The number of shares of Common Stock of the registrant outstanding as of June 16, 2010 was 7,290,108.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III, Items 10, 11, 12, 13 and 14 of this report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 14, 2010, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

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

BUSINESS OVERVIEW

Transcat is a leading global distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair and weighing system services. We are primarily focused on providing our products and services to the following markets:

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

Through our distribution products segment, we market and distribute national and proprietary brand instruments to approximately 14,000 global customers. Our product catalog (“Master Catalog”) offers access to more than 25,000 test and measurement instruments, including calibrators, insulation testers, multimeters, pressure and temperature devices, oscilloscopes, recorders and related accessories. These products are available from over 300 of the industry’s leading manufacturers including Fluke, GE, Emerson, and Hart Scientific. In addition, we are the exclusive worldwide distributor for Transmation and Altek products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most precise measurements.

Through our accredited calibration services segment, we offer precise, reliable, fast calibration, repair and weighting system services. As of our fiscal year ended March 27, 2010 (“fiscal year 2010”), we operated twelve calibration laboratories (“Calibration Centers of Excellence”) strategically located across the United States, Puerto Rico, and Canada servicing approximately 9,200 customers. In addition, our recent acquisition of United Scale & Engineering Corporation has also provided entry into both the distribution and service segments of the industrial scales and weighing systems marketplace in the Wisconsin, Northern Illinois and Upper Michigan areas. Each of our Calibration Centers of Excellence is ISO-9001:2000 registered and our scope of accreditation to ISO/IEC 17025 is believed to be one of the broadest in the industry. Our accreditation meets many international levels of quality, consistency and reliability. See “Calibration Services Segment — Quality” below in this Item 1 for more information.

CalTrak® is our proprietary documentation and asset management system which is used to manage both the workflow at our Calibration Centers of Excellence and our clients’ assets. With CalTrak®, we are able to provide our customers with timely calibration service while optimizing our own efficiencies. Additionally, CalTrak-Online provides our customers direct access to calibration certificates, calibration data, and access to other key documents required in the calibration process. CalTrak® has been validated to U.S. federal regulation 21CFR 820.75, which is important to the pharmaceutical and FDA-regulated industries, where federal regulations can be particularly stringent. See the section entitled “Calibration Services Segment — CalTrak®” below in this Item 1 for more information.

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

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ more than 300 people. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

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

We strive to differentiate ourselves and build barriers to competitive entry by offering the best products, delivering high quality calibration and repair services, and integrating those products and services to benefit our customers’ operations and lower their costs.

ACQUISITIONS

On January 27, 2010, we acquired United Scale & Engineering Corporation (“United Scale”), a scale and weighing systems distributor and calibration and repair services provider based in Wisconsin. United Scale has approximately 2,000 customers located in Wisconsin, Northern Illinois and Upper Michigan and has been in business for almost 50 years meeting both ISO 9001 and ISO/IEC 17025 accreditation standards. United Scale had 26 employees as of March 27, 2010.

Our acquisition of United Scale broadens our calibration capabilities and expands our geographic footprint into the upper Midwest. Through this acquisition, we will also broaden our product offering to include scales and weighing systems which frequently require integration, installation and custom programming.

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

SEGMENTS

We service our customers through two business segments: distribution products and calibration services. Note 8 of our Consolidated Financial Statements in this report presents financial information for these segments. We serve over 18,000 customers, with no customer or controlled group of customers accounting for 10% or more of our consolidated net revenue for any of the fiscal years 2008 through 2010. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, our website, a field sales organization, proactive outbound sales, and an inbound call center. Our field, outbound and inbound sales teams are each staffed with technically trained personnel. Our domestic and international inbound sales organization covers territories in North America, Latin America, Europe, Africa, Asia, and the Middle East. Our calibration and repair services are offered only in North America and Puerto Rico. We concentrate on attracting new customers and also on cross-selling to existing customers to increase our Product sales and Service revenue. Our revenue from customers in the following geographic areas during the periods indicated, expressed as a percentage of total revenue, is as follows:

	FY 2010	FY 2009	FY 2008

United States	90%	89%	87%
Canada	7%	7%	9%
Other International	3%	4%	4%

Total	100%	100%	100%

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

Our distribution products segment accounted for 66% of our consolidated revenue in fiscal year 2010. Within the distribution products segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which average approximately $1,560 per order. Items are regularly added to and deleted from our product lines on the basis of customer demand, market research, recommendations of suppliers, sales volumes and other factors.

Marketing and Sales.  Through our comprehensive Master Catalog, supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. The instruments typically range in price from $250 to over $25,000.

During fiscal year 2010, we distributed approximately 1.1 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials, of which approximately 665,000 were distributed to customer contacts and approximately 450,000 were distributed to potential customer contacts. We also distributed approximately 180,000 e-newsletters to our list of customers and prospects. Some of the key factors that determine the number of catalogs and other direct marketing materials received by each customer include new product introductions, their market segments and the timing, frequency and monetary value of past purchases.

The majority of our product sales are derived from direct mail and on-line marketing. Our Master Catalog offers access to more than 25,000 test and measurement products and is used by customers, sales representatives and branch personnel to assist with customer product selection. During fiscal year 2010, approximately 85,000 copies of our Master Catalog were produced and distributed to existing and prospective customers in North America and Puerto Rico. The Master Catalog provides standard make/model and related product information and is also available in an electronic format upon request and on our website, transcat.com.

We use smaller catalog supplements that feature new products, promotions, or specific product categories to target prospects and acquire new customers. The catalog supplements are launched at varying periods throughout the year.

Customers can also purchase products through our website, transcat.com. Our website serves as a growing market channel for our products and services and provides product availability, detailed product information, advanced features such as product search and compare capabilities, as well as downloadable product specification sheets. We have optimized the website’s search engine, streamlined order entry and have the unique ability to supplement an order with an accredited calibration. Traffic to our website has grown more than 13% over the prior fiscal year and represented 8% of our Product segment sales in fiscal year 2010.

Competition.  The distribution products markets we serve are highly competitive. Competition for sales in distribution products is quite fragmented and ranges from large national distributors and manufacturers that sell directly to customers to small local distributors. Key competitive factors typically include customer service and support, quality, turn around time, inventory availability, brand recognition and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly-trained technical sales specialists. In order to maintain this competitive advantage, technical training is an integral part of developing our sales staff.

Suppliers and Purchasing.  We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from nearly 400 suppliers of brand name and private-labeled equipment. In fiscal year 2010, our top 10 vendors accounted for approximately 65% of our aggregate business. Approximately 29% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we service.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers whose individual purchases vary in size. We can usually ship to our customers our top selling products the same day they are ordered. During fiscal year 2010, approximately 94% of orders for our top selling products were filled with inventory items already in stock.

Operations.  Our distribution operations take place within an approximate 37,000 square-foot facility located in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon. The Rochester location also serves as our corporate headquarters; houses our customer service, sales and administrative functions; and has a calibration laboratory. The Portland location also serves as a calibration laboratory. In fiscal year 2010, we shipped over 33,000 product orders in aggregate from both locations. In addition, we added two additional distribution facilities in Wisconsin through our acquisition of United Scale, which fulfill orders for scales.

Distribution.  We distribute our products throughout North America and internationally from our distribution centers. We maintain appropriate inventory levels in order to satisfy anticipated customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock management information system. Our automated laser bar code scanning facilitates prompt and accurate order fulfillment and freight manifesting.

In addition to our direct end-user customers, we also sell products to resellers who then sell to end-users. Our sales to resellers are typically at a lower gross margin than sales to direct customers and therefore the percentage of reseller sales to total revenue in any given period can have an impact on our overall gross profit margin. During fiscal year 2010, 24% of our distribution product sales were to resellers compared with 25% in fiscal year 2009 and 20% in fiscal year 2008. We believe that these resellers have access, through their existing relationships, to end-user customers to whom we do not market directly.

Exclusivity Agreement with Fluke.  We have been the exclusive worldwide distributor of Altek and Transmation branded products since fiscal year 2002. Annually, in exchange for exclusive distribution rights, we have committed to purchase a minimum amount of Altek and Transmation products from Fluke. Each year, we have exceeded this commitment. By its terms, the most recent exclusivity agreement with Fluke expired on December 31, 2008. We continue to be the exclusive worldwide distributor of these products on terms substantially similar to the agreement that expired on December 31, 2008.

Backlog.  Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date.

At March 27, 2010, the value of our pending product shipments was approximately $1.8 million, compared with approximately $1.2 million and $1.4 million at March 28, 2009 and March 29, 2008, respectively. During the first three fiscal quarters of fiscal year 2010, our pending product shipments continued to increase when compared against the ending balance of the previous fiscal year. We believe that manufacturers reduced production during the economic downturn and then were slower to respond to increased market demand as the economy began to improve, leading to increased backorders. During the fourth quarter of fiscal year 2010, we reduced the outstanding balance of pending product shipments by $0.6 million, when compared to the end of the third quarter of fiscal 2010, by early recognition of the need to accelerate purchases to make up for extended lead times from manufacturers. The net decrease is inclusive of $0.2 million in incremental pending product shipments associated with United Scale, which was acquired during our fiscal fourth quarter. Our pending product shipments and total product backorders increased during the third quarter of fiscal year 2009 as a direct result of our integration of Westcon onto our order entry system. During the fourth quarter of fiscal year 2009, pending product shipments decreased 30%, when compared to the balance at the end of the third quarter of fiscal year 2009. We attribute this to decreased orders as a result of a decline in the general economy as demand from existing customers weakened despite aggressive pricing initiatives. During fiscal year 2010, the month-end level of pending product shipments varied between a low of $1.3 million and a high of $2.6 million.

The following graph shows the quarter-end trend of pending product shipments and backorders for fiscal years 2009 and 2010.

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

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy, within our calibration services segment, has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. We can address approximately 90% to 95% of the calibration requests we receive with our in-house capabilities. For customers’ calibration needs in less common and highly technical disciplines, we have historically subcontracted to third party vendors that can have unique or proprietary capabilities. These vendor relationships have enabled us to continue our pursuit of having the broadest calibration offerings to these targeted markets.

Strategy.  Our calibration services segment provides periodic calibration and repair services for our customers’ test and measurement instruments. We specifically target industries where quality calibrations are a critical operational component and believe calibration sourcing decisions are based on accreditation, reliability, trust, customer service, turn-around time, location, documentation, price and a one-source solution. Our success with customers is based on the trust they have in the integrity of our people and processes.

Transcat’s calibration services strategy encompasses two methods to manage a customer’s calibration and repair needs:

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

CalTrak®.  CalTrak® and CalTrak-Online are our proprietary metrology management systems that provide a comprehensive calibration quality program. Many of our customers have unique calibration service requirements to which we have tailored specific services. CalTrak-Online allows our customers to track calibration cycles via the Internet and provides the customer with a safe and secure off-site archive of calibration records that can be accessed 24 hours a day. Access to records data is managed through our secure password-protected website. Calibration assets are tracked with records that are automatically cross-referenced to the equipment that was used to calibrate. CalTrak® has also been validated to meet the most stringent requirements within the industry.

We perform over 145,000 in-house calibrations annually. These are performed at our twelve Calibration Centers of Excellence or at the customer’s location. During fiscal year 2010, services completed by our Calibration Centers of Excellence represented 76% of our calibration services segment revenue while approximately 21% of the revenue was derived from calibration services that were subcontracted to third party vendors. Our calibration services segment accounted for 34% of our total consolidated revenue in fiscal year 2010.

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

We have sales teams that seek to acquire new customers in our targeted markets and account management teams to ensure continued relationships with existing customers. In addition, we employ our Master Catalog, supplements, mailings, journal advertising, trade shows, and the Internet to market our calibration services to customers and prospective customers with a strategic focus in the highly regulated industries including pharmaceutical, FDA-regulated, energy and utilities, and chemical processing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations. Due to growth in wind energy Service revenue in fiscal year 2010, the energy/utilities industry segment’s share of our Service business increased. Our quality process and standards are designed to meet the needs of companies that must address regulatory requirements and/or have a strong commitment to quality and a comprehensive calibration program.

The approximate percentage of our calibration services business by industry segment for the periods indicated is as follows:

	FY 2010	FY 2009	FY 2008

Pharmaceutical/FDA-Regulated	37%	38%	37%
Industrial Manufacturing	22%	25%	27%
Chemical Manufacturing	8%	9%	11%
Energy/Utilities	20%	15%	14%
Other	13%	13%	11%

Total	100%	100%	100%

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

To ensure the quality and consistency of our calibrations for our customers, we have sought and achieved several international levels of quality and accreditation. Our calibration laboratories are ISO 9001:2000 registered through Underwriter’s Laboratories, which itself has international oversight from the ANAB-ANSI-ASQ National Accreditation Board. We believe our scope of accreditation to ISO/IEC 17025 to be the broadest for the industries we serve. The accreditation process also ensures that our calibrations are traceable to the National Institute of Standards and Technology or the National Research Council (these are the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our laboratory, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards. Our laboratories are accredited to ISO/IEC 17025:2005 and ANSI/NCSL Z540-1-1994 using two of the accrediting bodies in the United States that are signatories to the International Laboratory Accreditation Cooperation (“ILAC”). These two accrediting bodies are: National Voluntary Laboratory Accreditation Program (NVLAP) and American Association for Laboratory Accreditation (A2LA). These accrediting bodies provide an objective, third party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes.

The importance of this international oversight to our customers is the assurance that our documents will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.

To provide the widest range of service to our customers in our target markets, our ISO/IEC 17025:2005 accreditations extend across many technical disciplines. The following table represents our capabilities for each of our Calibration Centers of Excellence as of March 27, 2010 (A=Accredited; N=Non-accredited):

WORKING-LEVEL CAPABILITIES:

	Electrical Metrology Disciplines				Dimensional Metrology Disciplines
	Direct						Parts
	Current/	High					Inspection
	Alternating	Frequency/					(Geometric
	Current	Ultra	Radio				Dimensioning
	- Low	- High	Frequency/	Luminance/			& Tolerancing/
	Frequency	Frequency	Microwave	Illuminance	Length	Optics	3-D Metrology)

Boston	A	A	A		A
Charlotte	A	A			A
Dayton	A	A			A	A
Ft. Wayne					A		A
Houston	A	A	A		A	N
Los Angeles	A	A	A		A	N
Ottawa	A	A	A		A
Philadelphia	A	A	A	A	A	A
Portland	A	A			A		A
Rochester	A	A	A		A	A	A
San Juan	A	A			A
St. Louis	A	A			A

Physical Metrology Disciplines
		Particle		Gas	Relative	Mass	Pressure,
	Flow	Counters	Force	Analysis	Humidity	Weight	Vacuum

Boston			A		A	A	A
Charlotte			A	N	A	A	A
Dayton			A		A	A	A
Houston			A			A	A
Los Angeles			A		A	A	A
Ottawa			A		A	A	A
Philadelphia	A		A	N	A	A	A
Portland			A		A	A	A
Rochester		N	A		A	A	A
San Juan			A		A	A	A
St. Louis			A		A	A	A
Wisconsin(1)			A			A

	Physical Metrology Disciplines (continued)				Life Sciences Disciplines
Revolutions
			Per Minute,	Vibration,		Chemical/
	Torque	Temperature	Speed	Acceleration	Biomedical	Biological	Pharmaceutical

Boston	A	A	A			N
Charlotte	A	A	A			N
Dayton	A	A	A			N
Houston	A	A	A			N
Los Angeles	A	A	A		N	N	N
Ottawa	A	A	A
Philadelphia	A	A	A	A	N	N	N
Portland	A	A	A			N
Rochester	A	A	A		N	N	N
San Juan		A	A
St. Louis	A	A	A			N

REFERENCE-LEVEL CAPABILITIES:

Pressure/
	Dimensional	Electrical	Humidity	Mass	Vacuum	Temperature
	Standards	Standards	Standards	Standards	Standards	Standards

Charlotte	A		A
Dayton	A					A
Ft. Wayne	A
Houston		A			A
Philadelphia			A	A	A	A
Portland	A		A
Rochester	A		A
San Juan			A	A

(1)	Wisconsin operations regionally headquartered in Milwaukee (New Berlin), with locations in Madison and Green Bay, includes calibration of legal for trade (NIST Handbook 44) and industrial scales (heavy capacity, medium capacity, small capacity, vehicle, livestock, hopper, belt, platform, bench, counting, laboratory balances, etc.)

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

INFORMATION REGARDING EXPORT SALES

Approximately 10% of our net revenue in fiscal year 2010 resulted from sales to customers outside the United States, compared with 11% and 13% in fiscal years 2009 and 2008, respectively. Of those sales in fiscal year 2010, 42% were denominated in U.S. dollars and the remaining 58% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A of Part II of this report for further details.

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

SEASONALITY

We believe that our business has certain historical seasonal factors. Historically, our fiscal first and second quarters have been generally weaker and our fiscal third and fourth quarters have been stronger due to industrial operating cycles.

ENVIRONMENTAL MATTERS

We believe that compliance with federal, state, or local provisions relating to the protection of the environment will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2010, we had 303 employees, compared with 281 and 247 employees at the end of fiscal years 2009 and 2008, respectively.

EXECUTIVE OFFICERS

The following table presents certain information regarding our executive officers and certain key employees as of March 27, 2010:

Name	Age	Position

Charles P. Hadeed	60	President, Chief Executive Officer and Chief Operating Officer
John J. Zimmer	51	Vice President of Finance and Chief Financial Officer
Michael P. Craig	56	Vice President of Human Resources
John P. Hennessy	61	Vice President of Sales and Marketing
Rainer Stellrecht	59	Vice President of Laboratory Operations
Lori L. Drescher	50	Vice President of Business Process Improvement and Training
David D. Goodhead	62	Vice President of Wind Energy Sales
Jay F. Woychick	53	Vice President of Wind Energy Commercial Operations and Vendor Relations
Derek C. Hurlburt	41	Corporate Controller

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

We also post on our website our board of directors’ committee charters (audit committee, compensation committee and corporate governance and nominating committee), and Code of Ethics. Copies of such charters are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 35 Vantage Point Drive, Rochester, New York 14624.

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

The Economic Recession Could Have A Negative Impact On Our Major Customers And Suppliers Which In Turn Could Materially Adversely Affect Our Results Of Operations And Liquidity.  The economic recession has had a significant negative impact on businesses around the world. Although we believe that our cash provided by operations and available borrowing capacity under our current credit facility will provide us with sufficient liquidity through current economic conditions, the impact of this recession on our major customers and suppliers cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our largest customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and services and the inability or failure on their part to meet their payment obligations to us, any of which could have a negative effect on our results of operations and liquidity.

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

Our Future Success May Be Affected By Future Indebtedness.  Under our revolving credit facility, as of March 27, 2010, we owed $2.5 million to our secured creditor. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

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

Our Acquisitions Or Future Acquisition Efforts, Which Are Important To Our Growth, May Not Be Successful, Which May Limit Our Growth Or Adversely Affect Our Results Of Operations And Financial Condition.  Acquisitions have been an important part of our development to date. During the fourth quarter of fiscal year 2010, we acquired United Scale. As part of our business strategy, we may make additional acquisitions of companies that could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of or finance the acquisition. In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of our management’s attention or failure to integrate our information and accounting systems. As a result of our acquisition of United Scale and future acquisitions, we may not realize the revenues and cost savings that we expect to achieve or that would justify the investments, and we may incur costs in excess of what we anticipate. To effectively manage our expected future growth, we must continue to successfully manage our integration of the companies that we acquire and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business growth and results of operations could be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease the following properties:

		Approximate
Property	Location	Square Footage

Corporate Headquarters, Product Distribution Center and Calibration Laboratory	Rochester, NY	37,250
Calibration Laboratory	Anaheim, CA	4,000
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Cherry Hill, NJ	8,550
Calibration Laboratory	Dayton, OH	9,000
Calibration Laboratory(1)	Fort Wayne, IN	5,000
Calibration Laboratory	Houston, TX	8,780
Calibration Laboratory	Ottawa, ON	3,990
Calibration Laboratory and Product Distribution Center	Portland, OR	12,600
Calibration Laboratory	San Juan, PR	1,560
Calibration Laboratory	St. Louis, MO	4,000
Service and Distribution Center	New Berlin, WI	16,000
Service Center	Green Bay, WI	3,320
Service and Distribution Center	Madison, WI	7,670

(1)	Subsequent to March 27, 2010, we have decided to move the operations of the Fort Wayne, IN calibration laboratory to our Houston, TX location.

We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Capital Market under the symbol “TRNS.” As of June 16, 2010, we had approximately 643 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Capital Market for each quarterly period in fiscal years 2010 and 2009.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2010:
High	$6.20	$7.87	$7.21	$8.55
Low	$4.12	$4.40	$4.09	$5.51
Fiscal Year 2009:
High	$7.00	$8.96	$9.24	$8.90
Low	$5.00	$6.10	$5.58	$3.81

DIVIDENDS

We have not declared any cash dividends since our inception and do not intend to pay any dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2010 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	FY 2010	FY 2009	FY 2008	FY 2007	FY 2006

Statements of Operations Data:
Net Revenues	$81,061	$75,419	$70,453	$66,473	$60,471
Cost of Products and Services Sold	61,767	56,671	51,912	49,860	45,372

Gross Profit	19,294	18,748	18,541	16,613	15,099
Operating Expenses	16,913	16,062	15,258	14,264	13,581
Gain on TPG Divestiture(1)	—	—	—	(1,544)	—

Operating Income	2,381	2,686	3,283	3,893	1,518
Interest Expense	63	100	101	334	427
Other Expense, net	35	67	437	283	162

Income Before Income Taxes	2,283	2,519	2,745	3,276	929
Provision for (Benefit from) Income Taxes	832	963	382	1,217	(2,648)

Net Income	$1,451	$1,556	$2,363	$2,059	$3,577

Share Data:
Basic Earnings Per Share	$0.20	$0.21	$0.33	$0.30	$0.54
Basic Average Shares Outstanding	7,352	7,304	7,132	6,914	6,647
Diluted Earnings Per Share	$0.19	$0.21	$0.32	$0.28	$0.50
Diluted Average Shares Outstanding	7,549	7,469	7,272	7,335	7,176
Closing Price Per Share	$7.14	$4.90	$5.50	$5.25	$5.00

	As of or for the Fiscal Years Ended March
	27, 2010	28, 2009	29, 2008	31, 2007	25, 2006

Balance Sheets and Working Capital Data:
Inventory, net	$5,906	$4,887	$5,442	$4,336	$3,952
Property and Equipment, net	4,163	4,174	3,211	2,814	2,637
Goodwill	10,038	7,923	2,967	2,967	2,967
Total Assets	35,713	29,391	24,344	22,422	21,488
Depreciation and Amortization	2,080	1,897	1,761	1,622	1,401
Capital Expenditures	1,128	1,775	1,505	1,194	914
Long-Term Debt	2,532	3,559	302	2,900	4,272
Shareholders’ Equity	20,257	18,619	15,117	11,229	8,647

(1)	In fiscal year 2007, we recognized a previously deferred pre-tax gain of $1.5 million from the sale of Transmation Products Group to Fluke in March 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operational Overview.  We are a leading global distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair and weighing system services across a wide array of measurement disciplines.

We operate our business through two reportable business segments that offer different products and services to the same customer base. Those two segments are distribution products and calibration services.

In our Product segment, our Master Catalog is widely recognized by both original equipment manufacturers and customers as the ultimate source for test and measurement instruments. Additionally, because we specialize in handheld test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value-added technical assistance to our customers to aid them in determining what product best meets their particular application requirements.

Sales in our Product segment can be heavily impacted by changes in the economic environment. As customers increase or decrease capital and discretionary spending, our product sales will typically be directly impacted. The majority of our products are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Year-over-year sales growth in any one quarter can be impacted by a number of factors including the addition of new product lines or channels of distribution.

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

We evaluate revenue growth in both of our business segments against a four quarter trend analysis, and not by analyzing any single quarter.

Financial Overview.  In evaluating our results for fiscal year 2010, the following factors should be taken into account:

•	Fiscal year 2010 operating results include those of United Scale, a Wisconsin based supplier and servicer of industrial scales and weighing systems, from the date of acquisition on January 27, 2010.

•	Fiscal year 2010 operating results include a full year of operations from Westcon, whereas, fiscal year 2009 operating results include those of Westcon from the date of acquisition on August 14, 2008.

•	Fiscal year 2008 net income includes a $0.8 million reversal of a deferred tax asset valuation allowance. We reversed the allowance after an evaluation of the status of our foreign tax credits and the likelihood that these credits would be utilized prior to their expiration.

Net revenue for fiscal year 2010 was $81.1 million, a 7.5% increase compared with net revenue of $75.4 million for fiscal year 2009. Product segment sales increased 3.2% to $53.1 million, or 65.6% of total net revenue, in fiscal year 2010. Of our Product segment sales in fiscal year 2010, 75% were sold directly to end-user customers while 24% were to resellers compared with 74% and 25%, respectively, in fiscal year 2009. Domestic sales comprised 90% of the total Product segment sales in fiscal year 2010, while 7% were to Canada and 3% were to other international markets.

Service segment revenue increased 16.6% to $27.9 million, or 34.4% of total net revenue, in fiscal year 2010. Of our Service segment revenue in fiscal year 2010, 76% was generated by our Calibration Centers of Excellence while 21% was generated through subcontracted third party vendors, compared with 80% and 17%, respectively, in fiscal year 2009.

Gross margin for fiscal year 2010 was 23.8%, a 110 basis point decline compared with gross margin of 24.9% in fiscal year 2009. Product segment gross margin was 23.4% in fiscal year 2010 compared with 25.4% in fiscal year 2009, while Service segment gross margin improved to 24.5% in fiscal year 2010 compared with 23.7% in fiscal year 2009.

Operating expenses were $16.9 million, or 20.9% of total net revenue, in fiscal year 2010 compared with $16.1 million, or 21.3% of total net revenue, in fiscal year 2009. Operating income was $2.4 million in fiscal year 2010 compared with $2.7 million in fiscal year 2009.

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

Goodwill and Intangible Assets.  We estimate the fair value of our reporting units using the fair market value measurement requirement, rather than the undiscounted cash flows approach. We test goodwill and intangible assets for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of our reporting units on a fair value basis indicated that no impairment existed as of March 27, 2010 and March 28, 2009.

Catalog Costs.  We capitalize the cost of each Master Catalog mailed and amortize the cost over the respective catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million as of March 27, 2010 and March 28, 2009.

Deferred Taxes.  We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. If necessary, a valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized based on an assessment of both positive and negative evidence. See “Taxes” below in this section and Note 4 of our Consolidated Financial Statements for further details.

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

Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. Beginning in the second quarter of fiscal year 2008, options granted to executive officers vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. Prior options granted to executive officers vested equally over three years. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.

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

Compensation cost ultimately recognized for these performance-based restricted awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At March 27, 2010, we estimated the probability of achievement for these performance-based awards granted in fiscal year 2010 and 2009 to be 75% and 0% of the target level, respectively.

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

Reclassification of Amounts.  Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year. In addition, certain reclassifications of financial information for prior fiscal quarters have been made to conform to the presentation for the current fiscal quarters.

RESULTS OF OPERATIONS

The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations.

	FY 2010	FY 2009	FY 2008

Gross Profit Percentage:
Product Gross Profit	23.4%	25.4%	27.8%
Service Gross Profit	24.5%	23.7%	23.3%
Total Gross Profit	23.8%	24.9%	26.3%
As a Percentage of Total Net Revenue:
Product Sales	65.6%	68.3%	67.5%
Service Revenue	34.4%	31.7%	32.5%

Total Net Revenue	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	13.2%	13.2%	12.9%
Administrative Expenses	7.7%	8.1%	8.8%

Total Operating Expenses	20.9%	21.3%	21.7%

Operating Income	2.9%	3.6%	4.6%

Interest Expense	0.1%	0.1%	0.1%
Other Expense	—	0.1%	0.6%

Total Other Expense	0.1%	0.2%	0.7%

Income Before Income Taxes	2.8%	3.4%	3.9%
Provision for Income Taxes	1.0%	1.3%	0.5%

Net Income	1.8%	2.1%	3.4%

FISCAL YEAR ENDED MARCH 27, 2010 COMPARED TO FISCAL YEAR ENDED MARCH 28, 2009 (dollars in thousands):

Revenue:

	For the Years Ended
	March 27,	March 28,
	2010	2009

Net Revenue:
Product	$53,143	$51,480
Service	27,918	23,939

Total	$81,061	$75,419

Net revenue increased $5.6 million, or 7.5%, from fiscal year 2009 to fiscal year 2010.

Our products net sales accounted for 65.6% of our total net revenue in fiscal year 2010 and 68.3% of our total net revenue in fiscal year 2009. Year-over-year product net sales increased $1.7 million, or 3.2%. Our fiscal years 2010 and 2009 product sales in relation to prior fiscal year quarter comparisons were as follows:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	20.5%	8.5%	(7.6)%	(8.5)%	(1.4)%	7.6%	15.5%	12.7%

Product net sales per day declined in both the first and second quarter of fiscal year 2010 when compared against the same quarter in the prior fiscal year, a direct result of the economy. As the economy began to improve in the second half of fiscal year 2010, we experienced growth in daily sales volume for both the third and fourth quarters of fiscal year 2010 when compared against the third and fourth quarters of fiscal year 2009. Our product sales per business day for each fiscal quarter during fiscal years 2010 and 2009 were as follows:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$230	$249	$190	$176	$191	$226	$206	$192

The increase in product net sales was primarily due to increased sales in the wind energy industry. During fiscal year 2010, product sales to the wind energy industry were $4.7 million, or 8.8% of net product sales. The sales growth achieved in the wind energy industry was partially offset by a decline in sales to non-wind energy customers within our direct channel as a result of the economic climate experienced during fiscal year 2010. As economic conditions improved in the latter part of fiscal year 2010, the second half year-over-year sales growth did not fully offset the sales decline from the first half. During the first half of fiscal 2010, non-wind sales to our direct channel declined 17.3%, when compared to the first half of fiscal year 2009. During the second half of fiscal year 2010, non-wind sales to our direct channel increased 6.0%, when compared to the same period in the prior fiscal year. Sales to our reseller channel were relatively consistent from fiscal year 2009 to fiscal year 2010. The following table presents the percent of net sales for our significant product distribution channels for each fiscal quarter during fiscal years 2010 and 2009:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	75.2%	70.8%	77.5%	75.2%	77.0%	72.7%	71.1%	74.1%
Reseller	23.2%	27.8%	21.1%	23.3%	21.6%	26.1%	27.3%	24.3%
Freight Billed to Customer	1.6%	1.4%	1.4%	1.5%	1.4%	1.2%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments at the end of fiscal year 2010 increased by approximately $0.6 million, or 49.2% from the balance at the end of fiscal year 2009. The increase in pending product shipments was primarily attributable to increased backorders, as well as $0.2 million in incremental pending product shipments associated with United Scale, which was acquired during our fiscal fourth quarter. As the economy improved and customer demand in the marketplace quickly increased, manufacturers were slower to respond, thus resulting in longer lead times for many of the products we sell. The following table reflects the percentage of total pending product shipments that were backorders at the end of each fiscal quarter in 2010 and 2009 and our historical trend of total pending product shipments:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,576	$2,351	$1,904	$1,445	$1,189	$1,701	$1,398	$1,366
% of Pending Product Shipments that are Backorders	89.5%	82.8%	78.9%	72.2%	81.0%	84.1%	70.7%	74.7%

Calibration services revenue, which accounted for 34.4% of our total net revenue in fiscal year 2010 and 31.7% of our total net revenue in fiscal year 2009, increased 16.6% from fiscal year 2009 to fiscal year 2010. The growth in revenue is primarily a result of the expansion of our traditional service customer base through new customer acquisition as well as increased in-house and outsourced services provided to the wind energy industry. Service revenue with the wind-energy industry in fiscal year 2010 was $2.1 million, or 7.6% of total service revenue. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because of the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Our fiscal years 2010 and 2009 calibration service revenue in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth (Decline)	30.6%	10.7%	15.5%	7.2%	(0.9)%	10.3%	4.5%	5.3%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, we have historically outsourced 15% to 20% of Service segment revenue to third party vendors for calibration beyond our chosen scope of capabilities. During fiscal year 2010, we outsourced 21.1% of our total service revenue. The slight increase in the percentage of outsourced revenue is attributable to specific services provided to the wind energy industry, which fall outside our current scope of business. We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances. The following table presents the percent of Service segment revenue for the significant sources for each fiscal quarter during fiscal years 2010 and 2009:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	75.9%	73.5%	77.3%	79.3%	81.2%	78.5%	78.6%	80.8%
Outsourced	21.6%	24.0%	20.2%	18.2%	15.8%	18.2%	18.8%	16.4%
Freight Billed to Customers	2.5%	2.5%	2.5%	2.5%	3.0%	3.3%	2.6%	2.8%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	For the Years Ended
	March 27,	March 28,
	2010	2009

Gross Profit:
Product	$12,442	$13,070
Service	6,852	5,678

Total	$19,294	$18,748

Total gross profit dollars in fiscal year 2010 increased by $0.5 million, or 2.9%, from fiscal year 2009. As a percentage of total net revenue, total gross profit declined 110 basis points over the same time period.

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

Total product gross profit in fiscal year 2010 was 23.4% of total product sales and declined 200 basis points when compared with 25.4% of total product sales in fiscal year 2009. Product gross profit declined $0.6 million in fiscal year 2010 compared to fiscal year 2009. Despite increased product sale volume, an increase in price discounting drove the decrease. The gross profit percentage in our direct and reseller channels declined 140 basis points and 240 basis points, respectively, from fiscal year 2009 to fiscal year 2010. Pricing in the marketplace remained competitive during both the downturn and recovery phases of the economy, and as a result, we increased discounting accordingly. In addition, total product gross profit was negatively impacted by approximately $0.2 million less in combined vendor rebate and cooperative advertising income in fiscal year 2010, when compared to fiscal year 2009. The key driver of this decline in fiscal year 2010 was lower point-of-sale rebates achieved from Fluke. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % — Direct(1)	24.7%	23.1%	23.2%	24.3%	24.0%	24.6%	26.5%	25.8%
Channel Gross Profit % — Reseller(1)	16.0%	15.0%	15.6%	17.0%	18.7%	17.8%	18.3%	18.2%
Channel Gross Profit % — Combined(2)	22.6%	20.8%	21.6%	22.6%	22.8%	22.8%	24.2%	23.9%
Other Items %(3)	3.1%	1.2%	0.6%	0.9%	1.2%	1.6%	1.8%	3.4%

Total Product Gross Profit %	25.7%	22.0%	22.2%	23.5%	24.0%	24.4%	26.0%	27.3%

(1)	Channel gross profit% calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit% for direct and reseller channels, calculated as net sales less purchase cost divided by net sales

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Calibration services gross profit increased $1.2 million, or 20.7%, from fiscal year 2009 to fiscal year 2010. As a percent of service revenue, calibration services gross profit increased 80 basis points from fiscal year 2009 to fiscal year 2010. Despite this increase, margin expansion was somewhat limited during fiscal year 2010 due to the volume of revenue growth attributed to third-party vendor repairs and calibrations, primarily to wind energy customers, and incremental performance-based management bonus and profit sharing expense in fiscal year 2010. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth (Decline)	25.4%	15.0%	25.5%	2.9%	5.7%	16.8%	4.8%	(0.3%)

Operating Expenses:

	For the Years Ended
	March 27,	March 28,
	2010	2009

Operating Expenses:
Selling, Marketing and Warehouse	$10,682	$9,935
Administrative	6,231	6,127

Total	$16,913	$16,062

Operating expenses were $16.9 million, or 20.9% of total net revenue, in fiscal year 2010 compared with $16.1 million, or 21.3% of total net revenue, in fiscal year 2009. Increased performance-based management bonus and profit sharing expenses contributed $0.6 million, or 73.4% of the overall annual increase. Exclusive of this increase, the remaining year-over-year increase in operating expense was 1.4%, an indication of our continued commitment to control costs.

Other Expense:

	For the Years Ended
	March 27,	March 28,
	2010	2009

Other Expense:
Interest Expense	$63	$100
Other Expense, net	35	67

Total	$98	$167

Total other expense decreased by less than $0.1 million from fiscal year 2009 to fiscal year 2010. Lower interest expense was a result of reduced debt balances and lower interest rates, while other expense decreases were due to reductions in foreign currency losses. We have a program in place to hedge the majority of our risk from fluctuations in the value of the U.S. dollar relative to the Canadian dollar.

Taxes:

	For the Years Ended
	March 27,	March 28,
	2010	2009

Provision for Income Taxes	$832	$963

Our effective tax rates for fiscal years 2010 and 2009 were 36.4% and 38.2%, respectively.

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

Overall product sales from fiscal year 2008 to fiscal year 2009 reflect 1.8% growth in our direct distribution channel. The direct distribution channel experienced a 5.8% growth in the first half of fiscal year 2009, due primarily to a combination of increased prices, new product introductions by strategic suppliers, increased customer response to our sales and marketing efforts, and growing sales through our website. Direct distribution channel’s sales in the third and fourth quarters of fiscal year 2009 declined 1.5% and 1.9%, respectively, compared to those in the third and fourth quarters of fiscal year 2008. We attribute this decline to the general weakness in the economy as demand from customers decreased despite aggressive pricing. For fiscal year 2009, our direct distribution channel gross profit percentage decreased 160 basis points, primarily as a result of more competitive pricing in both our U.S. and Canadian markets. While our direct distribution channel grew modestly in fiscal year 2009, our reseller distribution channel increased 34.0%, when compared to fiscal year 2008. We believe resellers continue to utilize us for our extensive availability to a broad range of new and existing products from within our inventory. While sales increased significantly, our continued use of a volume-based pricing structure allowed us to improve our reseller gross profit percentage by 70 basis points in fiscal year 2009 when compared to the fiscal year 2008. The following table presents the percent of net sales for our significant product distribution channels for each fiscal quarter during fiscal years 2009 and 2008:

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	77.0%	72.7%	71.1%	74.1%	77.4%	79.5%	77.4%	79.1%
Reseller	21.6%	26.1%	27.3%	24.3%	21.1%	19.1%	21.0%	19.3%
Freight Billed to Customer	1.4%	1.2%	1.6%	1.6%	1.5%	1.4%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments at the end of fiscal year 2009 decreased by approximately $0.2 million, or 16.2% from the balance at the end of fiscal year 2008. We believe this decrease was a result of a decline in the general economy. The following table reflects the percentage of total pending product shipments that were backorders at the end of each fiscal quarter in 2009 and 2008 and our historical trend of total pending product shipments:

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

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, 15% to 20% of Service segment revenue is generated from outsourcing customer equipment to third party vendors for calibration beyond our chosen scope of capabilities. The following table presents the percent of Service segment revenue for the significant sources for each fiscal quarter during fiscal years 2009 and 2008:

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	81.2%	78.5%	78.6%	80.8%	81.0%	78.8%	78.9%	79.2%
Outsourced	15.8%	18.2%	18.8%	16.4%	16.4%	18.6%	18.4%	18.2%
Freight Billed to Customers	3.0%	3.3%	2.6%	2.8%	2.6%	2.6%	2.7%	2.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	For the Years Ended
	March 28,	March 29,
	2009	2008

Gross Profit:
Product	$13,070	$13,205
Service	5,678	5,336

Total	$18,748	$18,541

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

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % — Direct(1)	24.0%	24.6%	26.5%	25.8%	26.2%	26.7%	27.8%	26.6%
Channel Gross Profit % — Reseller(1)	18.7%	17.8%	18.3%	18.2%	16.4%	18.3%	18.4%	16.7%
Channel Gross Profit % — Combined(2)	22.8%	22.8%	24.2%	23.9%	24.1%	25.1%	25.8%	24.6%
Other Items %(3)	1.2%	1.6%	1.8%	3.4%	3.0%	3.0%	2.1%	3.4%

Total Product Gross Profit %	24.0%	24.4%	26.0%	27.3%	27.1%	28.1%	27.9%	28.0%

(1)	Channel gross profit% calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit% for direct and reseller channels, calculated as net sales less purchase cost divided by net sales

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

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

	FY 2009				FY 2008
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth (Decline)	5.7%	16.8%	4.8%	(0.3)%	32.5%	14.0%	5.0%	3.8%

Operating Expenses:

	For the Years Ended
	March 28,	March 29,
	2009	2008

Operating Expenses:
Selling, Marketing and Warehouse	$9,935	$9,056
Administrative	6,127	6,202

Total	$16,062	$15,258

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

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 27,	March 28,
	2010	2009

Cash Provided by (Used in):
Operating Activities	$5,649	$3,816
Investing Activities	(4,139)	(7,416)
Financing Activities	(1,469)	3,472

Operating Activities:  Cash provided by operating activities for fiscal year 2010 was $5.6 million compared to $3.8 million in fiscal year 2009. Significant working capital fluctuations were as follows:

•	Inventory/Accounts Payable: Inventory balance at March 27, 2010 was $5.9 million, an increase of $1.0 million when compared to the $4.9 million on-hand on March 28, 2009. The increase was partly due to inventory acquired in the acquisition of United Scale as well as a strategic decision we made to maintain higher inventory levels of specific, higher-volume products, in support of greater sales growth and in an effort to reduce future backorder issues similar to those experienced at times during fiscal year 2010. The timing of inventory receipts impacted the accounts payable balance and is the primary reason for the $3.6 million increase in accounts payable in fiscal year 2010, compared to a $1.6 million decrease in fiscal year 2009. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts.

•	Receivables: We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable.

The following table illustrates our days sales outstanding from fiscal year 2009 to fiscal year 2010:

	March 27,	March 28,
	2010	2009

Net Sales, for the last two fiscal months	$17,824	$14,226
Accounts Receivable, net	$11,439	$8,981
Days Sales Outstanding	39	38

•	Accrued Compensation and Other Liabilities: Lower payments for employee profit sharing and performance-based management bonuses during fiscal year 2010, while accruing for future payments at March 27, 2010, contributed to the $1.5 million of cash provided during fiscal year 2010 compared with $0.8 million of cash used in fiscal year 2009.

Investing Activities:  In fiscal year 2010, we used $4.1 million of cash in investing activities. The primary uses of the cash were $1.9 million for the acquisition of United Scale, $1.1 million in contingent consideration relating to our acquisition of Westcon and $1.1 million to purchase property and equipment, primarily for additional lab capabilities and information technology. In fiscal year 2009, we used $7.4 million of cash in investing activities, of which approximately $5.6 million was associated with the purchase of Westcon. In addition, during fiscal year 2009, we used $1.8 million of cash for the purchase of property and equipment primarily for the expansion of capabilities in our calibration laboratories which included improvements to our facilities and infrastructure.

Financing Activities:  During fiscal year 2010, we used $1.5 million in cash for financing activities, including $1.0 million to reduce our debt. In addition, we used $0.6 million of cash for the repurchase of 143,000 shares of common stock from beneficiaries of a former Board member’s estate at a price of $4.45 per share. This use of cash was offset by $0.2 million of cash generated primarily from the issuance of common stock through the exercise of stock options and warrants. Financing activities provided $3.5 million in cash during fiscal year 2009. Net borrowings from our revolving line of credit provided $3.2 million during fiscal year 2009, primarily due to borrowings used to acquire Westcon. In addition, $0.2 million of cash was generated in fiscal year 2009 primarily from the issuance of common stock through the exercise of stock options and warrants.

Contractual Obligations and Commercial Commitments.  The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements (in millions):

	Payments Due By Period
	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total

Revolving Line of Credit(1)	$—	$2.5	$—	$—	$2.5
Operating Leases	1.1	1.6	0.7	1.4	4.8

Total Contractual Cash Obligations	$1.1	$4.1	$0.7	$1.4	$7.3

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes interest portion of the debt obligation.

OUTLOOK

With an expanded service capability and product portfolio, we are strategically positioned to further capitalize on our customers’ requirements for high quality calibration and repair services and a convenient, cost-competitive source for a broad inventory of handheld test and measurement equipment. Looking ahead to fiscal year 2011, we anticipate that our quarterly performance should result in strong first half year-over-year comparisons that will moderate in the second half to be more in line with our previously communicated organic growth rates of low-to-mid single digit growth in our Product segment and low double digit growth in our Service segment. More significantly, we expect that as our top line expands, we will continue to realize the significant leverage available in our Service segment and our bottom line should expand at an appreciably greater rate. Capital spending, excluding any acquisitions, is expected to be in the range of $1.5 million to $2.0 million in fiscal year 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of March 27, 2010, $13.8 million was available under our credit facility, subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters, of which $2.5 million was outstanding.

Under our credit facility described in Note 3 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility and the London Interbank Offered Rate (“LIBOR”). As of March 27, 2010, the base rate and the LIBOR rate were 3.3% and 0.2%, respectively. Our interest rate for fiscal year 2010 ranged from 1.1% to 2.8%. On March 27, 2010 and March 28, 2009, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenues for fiscal years 2010 and 2009 were denominated in United States dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the United States dollar would impact our net revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We periodically enter into foreign exchange forward contracts to reduce the risk that our earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in each of fiscal years 2010 and 2009 was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 27, 2010, we had a foreign exchange contract set to mature in April 2010, outstanding in the notional amount of $0.4 million. On March 28, 2009, we had foreign exchange contracts outstanding in the notional amount of $0.3 million. We do not use hedging arrangements for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (“the Company”) as of March 27, 2010 and March 28, 2009 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 27, 2010. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries at March 27, 2010 and March 28, 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 27, 2010, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 10 to the consolidated financial statements, effective March 29, 2009 the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, now codified as Accounting Standards Codification Topic 805, Business Combinations.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

New York, New York
June 24, 2010

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Product Sales	$53,143	$51,480	$47,539
Service Revenue	27,918	23,939	22,914

Net Revenue	81,061	75,419	70,453

Cost of Products Sold	40,701	38,410	34,334
Cost of Services Sold	21,066	18,261	17,578

Total Cost of Products and Services Sold	61,767	56,671	51,912

Gross Profit	19,294	18,748	18,541

Selling, Marketing and Warehouse Expenses	10,682	9,935	9,056
Administrative Expenses	6,231	6,127	6,202

Total Operating Expenses	16,913	16,062	15,258

Operating Income	2,381	2,686	3,283

Interest Expense	63	100	101
Other Expense, net	35	67	437

Total Other Expense	98	167	538

Income Before Income Taxes	2,283	2,519	2,745
Provision for Income Taxes	832	963	382

Net Income	1,451	1,556	2,363
Other Comprehensive Income (Loss)	62	(116)	393

Comprehensive Income	$1,513	$1,440	$2,756

Basic Earnings Per Share	$0.20	$0.21	$0.33
Average Shares Outstanding	7,352	7,304	7,132
Diluted Earnings Per Share	$0.19	$0.21	$0.32
Average Shares Outstanding	7,549	7,469	7,272

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, Except Share and Per Share Amounts)

	March 27,	March 28,
	2010	2009

ASSETS
Current Assets:
Cash	$123	$59
Accounts Receivable, less allowance for doubtful accounts of $82 and $75 as of March 27, 2010 and March 28, 2009, respectively	11,439	8,981
Other Receivables	418	119
Inventory, net	5,906	4,887
Prepaid Expenses and Other Current Assets	915	774
Deferred Tax Asset	566	380

Total Current Assets	19,367	15,200
Property and Equipment, net	4,163	4,174
Goodwill	10,038	7,923
Intangible Assets, net	1,234	1,091
Deferred Tax Asset	533	635
Other Assets	378	368

Total Assets	$35,713	$29,391

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,798	$4,748
Accrued Compensation and Other Liabilities	3,171	1,757
Income Taxes Payable	251	215

Total Current Liabilities	12,220	6,720
Long-Term Debt	2,532	3,559
Other Liabilities	704	493

Total Liabilities	15,456	10,772

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized;
7,698,450 and 7,656,358 shares issued as of March 27, 2010 and March 28, 2009, respectively; 7,279,668 and 7,380,576 shares outstanding as of March 27, 2010 and March 28, 2009, respectively	3,849	3,828
Capital in Excess of Par Value	9,357	8,606
Accumulated Other Comprehensive Income	382	320
Retained Earnings	8,304	6,853
Less: Treasury Stock, at cost, 418,782 and 275,782 shares as of March 27, 2010 and March 28, 2009, respectively	(1,635)	(988)

Total Shareholders’ Equity	20,257	18,619

Total Liabilities and Shareholders’ Equity	$35,713	$29,391

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Cash Flows from Operating Activities:
Net Income	$1,451	$1,556	$2,363
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Income Taxes	35	246	40
Depreciation and Amortization	2,080	1,897	1,761
Provision for (Recovery of) Accounts Receivable and Inventory Reserves	133	304	(23)
Stock-Based Compensation Expense	579	666	780
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(2,453)	1,418	(186)
Inventory	(669)	836	(1,039)
Prepaid Expenses and Other Assets	(707)	(694)	(662)
Accounts Payable	3,639	(1,585)	640
Accrued Compensation and Other Liabilities	1,529	(789)	(15)
Income Taxes Payable	32	(39)	(66)

Net Cash Provided by Operating Activities	5,649	3,816	3,593

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,128)	(1,775)	(1,505)
Payments of Contingent Consideration	(1,094)	—	—
Business Acquisitions, net of cash acquired	(1,917)	(5,641)	—

Net Cash Used in Investing Activities	(4,139)	(7,416)	(1,505)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,001)	3,199	(2,598)
Payments on Other Debt Obligations	(26)	(10)	—
Issuance of Common Stock	201	239	266
Repurchase of Common Stock	(647)	—	—
Excess Tax Benefits Related to Stock-Based Compensation	4	44	86

Net Cash (Used in) Provided by Financing Activities	(1,469)	3,472	(2,246)

Effect of Exchange Rate Changes on Cash	23	(21)	9

Net Increase (Decrease) in Cash	64	(149)	(149)
Cash at Beginning of Period	59	208	357

Cash at End of Period	$123	$59	$208

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$74	$91	$114
Income Taxes, net	$741	$715	$253
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$207	$—	$—
Stock Issued in Connection with Business Acquisition	$—	$1,113	$—
Capital Lease Obligation	$—	$49	$—
Expiration of Warrants from Debt Retirement	$—	$—	$329

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Capital
	Common Stock		In		Accumulated		Treasury Stock
	Issued		Excess		Other		Outstanding
	$0.50 Par Value		of Par		Comprehensive	Retained	at Cost
	Shares	Amount	Value	Warrants	Income	Earnings	Shares	Amount	Total

Balance as of March 31, 2007	7,286	$3,643	$5,268	$329	$43	$2,934	276	$(988)	$11,229
Issuance of Common Stock	130	65	201						266
Stock-Based Compensation			608						608
Tax Benefit from Stock-Based Compensation			86						86
Restricted Stock	30	15	157						172
Expired Warrants			329	(329)					—
Comprehensive Income:
Currency Translation Adjustment					385				385
Unrecognized Prior Service Cost, net of tax					8				8
Net Income						2,363			2,363

Balance as of March 29, 2008	7,446	$3,723	$6,649	$—	$436	$5,297	276	$(988)	$15,117
Issuance of Common Stock	210	105	1,247						1,352
Stock-Based Compensation			666						666
Tax Benefit from Stock-Based Compensation			44						44
Comprehensive Income:
Currency Translation Adjustment					(104)				(104)
Unrecognized Prior Service Cost, net of tax					(12)				(12)
Net Income						1,556			1,556

Balance as of March 28, 2009	7,656	$3,828	$8,606	$—	$320	$6,853	276	$(988)	$18,619
Issuance of Common Stock	42	21	180						201
Repurchase of Common Stock							143	(647)	(647)
Stock-Based Compensation			579						579
Tax Expense from Stock-Based Compensation			(8)						(8)
Comprehensive Income:
Currency Translation Adjustment					101				101
Unrecognized Prior Service Cost, net of tax					(39)				(39)
Net Income						1,451			1,451

Balance as of March 27, 2010	7,698	$3,849	$9,357	$—	$382	$8,304	419	$(1,635)	$20,257

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1 —	GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or the “Company”) is a leading global distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair and weighing system services primarily for the pharmaceutical and FDA-regulated, industrial manufacturing, energy and utilities, chemical process, and other industries.

Basis of Presentation:  During the second quarter of the fiscal year ended March 27, 2010, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement, now codified as Accounting Standards Codification (“ASC”) Topic 105, Generally Accepted Accounting Principles, did not change accounting principles generally accepted in the United States (“GAAP”), but established the ASC as the single source of authoritative accounting principles recognized by the Financial Accounting Standards Board (“FASB”). The adoption of this statement did not have an impact on the Company’s Consolidated Financial Statements.

Principles of Consolidation:  The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly-owned subsidiaries, Transmation (Canada) Inc., Westcon, Inc. (“Westcon”) and USEC Acquisition Corp. (“USEC Acquisition”). All significant intercompany balances and transactions have been eliminated in consolidation.

On January 27, 2010, Transcat, through its wholly-owned subsidiary USEC Acquisition acquired United Scale & Engineering Corporation (“United Scale”), a Wisconsin corporation, pursuant to a Stock Purchase Agreement. See Note 10 for more information on this acquisition.

On March 29, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, now codified within ASC Topic 810, Consolidation. This statement applies to the accounting for noncontrolling interests (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary and requires noncontrolling interests to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Since the Company does not have any noncontrolling interests, the adoption of this statement did not have an impact on the Company’s Consolidated Financial Statements.

Use of Estimates:  The preparation of Transcat’s Consolidated Financial Statements in accordance with Generally Accepted Accounting Principles (GAAP) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and deferred tax asset valuation allowances. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year:  Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 27, 2010 (“fiscal year 2010”), March 28, 2009 (“fiscal year 2009”) and March 29, 2008 (“fiscal year 2008”) consisted of 52 weeks.

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

Transcat estimates the fair value of the Company’s reporting units using the fair market value measurement requirement, rather than the undiscounted cash flows approach. The Company tests goodwill and intangible assets for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The evaluation of the Company’s reporting units on a fair value basis indicated that no impairment existed as of March 27, 2010 and March 28, 2009.

A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Product	Service	Total	Product	Service	Total

Net Book Value as of March 29, 2008	$1,524	$1,443	$2,967	$—	$—	$—
Additions (see Note 10)	3,965	991	4,956	480	726	1,206
Amortization	—	—	—	(45)	(70)	(115)

Net Book Value as of March 28, 2009	$5,489	$2,434	$7,923	$435	$656	$1,091
Additions (see Note 10)	1,283	832	2,115	17	324	341
Amortization	—	—	—	(79)	(119)	(198)

Net Book Value as of March 27, 2010	$6,772	$3,266	$10,038	$373	$861	$1,234

The intangible assets are being amortized on an accelerated basis over their estimated useful life of 10 years. Amortization expense relating to intangible assets is expected to be $0.2 million in fiscal year 2011,

$0.3 million in fiscal year 2012, $0.2 million in each of the fiscal years 2013 and 2014, and $0.1 million in fiscal year 2015.

Catalog Costs:  Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period. Total unamortized catalog costs included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million as of March 27, 2010 and March 28, 2009.

Deferred Taxes:  Transcat accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. If necessary, a valuation allowance on net deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized based on an assessment of both positive and negative evidence. See Note 4 for further discussion on income taxes.

Fair Value Measurements:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate fair value due to their short-term nature.

During fiscal year 2010, the Company adopted Financial Statement of Position (“FSP”) No. 157-2, Partial Deferral of the Effective Date of Statement 157, and FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, now codified within ASC Topic 820, Fair Value Measurements (“ASC 820”). The adoption of these pronouncements did not have a material impact on the Company’s Consolidated Financial Statements.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2010, 2009 and 2008, the Company recorded non-cash stock-based compensation cost in the amount of $0.6 million, $0.7 million and $0.8 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income.

The estimated fair value of options granted was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value granted of $3.67 per share in fiscal year 2010, $4.02 per share in fiscal year 2009 and $4.59 per share in fiscal year 2008.

The following are the weighted average assumptions used in the Black-Scholes model:

	FY 2010	FY 2009	FY 2008

Expected life	6 years	6 years	6 years
Annualized volatility rate	57.3%	61.3%	68.3%
Risk-free rate of return	2.8%	3.3%	4.5%
Dividend rate	0.0%	0.0%	0.0%

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

Revenue Recognition:  Product sales are recorded when a product’s title and risk of loss transfers to the customer. The Company recognizes the majority of its service revenue based upon when the calibration or repair activity is performed and then shipped and/or delivered to the customer. Some service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals. The Company generally invoices its customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Vendor Rebates:  Vendor rebates are based on a specified cumulative level of purchases and incremental product sales and are recorded as a reduction of cost of products sold. Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter. Point of sale rebate programs are based upon annual year-over-year sales performance on a calendar year basis and are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement.

Cooperative Advertising Income:  Transcat records cash consideration received from a vendor as a reduction of cost of products sold as the related inventory is sold. The Company recorded, as a reduction of cost of products sold, consideration in the amount of $1.1 million in each of the fiscal years 2010, 2009 and 2008.

Shipping and Handling Costs:  Freight expense and direct shipping costs are included in cost of products and services sold. These costs were approximately $1.4 million, $1.5 million and $1.4 million for fiscal years 2010, 2009 and 2008, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers, are reflected in selling, marketing, and warehouse expenses. These costs were $0.7 million in fiscal year 2010, $0.5 million in fiscal year 2009 and $0.4 million in fiscal year 2008.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in each of the fiscal years 2010 and 2009 and $0.4 million in fiscal year 2008. Beginning in the third quarter of fiscal year 2008, the Company began utilizing foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in each of the fiscal years 2010 and 2009 and $0.2 million in fiscal year 2008, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 27, 2010, the Company had a foreign exchange contract set to mature in April 2010, outstanding in the notional amount of $0.4 million. On March 28, 2009, the Company had foreign exchange contracts outstanding in the notional amount of $0.3 million. The Company does not use hedging arrangements for speculative purposes.

On March 29, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, now codified within ASC Topic 815, Derivatives and Hedging. This statement intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

Comprehensive Income:  Other comprehensive income is comprised of net income, currency translation adjustments and unrecognized prior service costs, net of tax. At March 27, 2010, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million and unrecognized prior service costs, net of tax, of $0.2 million. At March 28, 2009, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.5 million and unrecognized prior service costs, net of tax, of $0.2 million.

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

For fiscal year 2010, the net additional common stock equivalents had a $.01 per share effect on the calculation of dilutive earnings per share. For fiscal years 2009 and 2008, the net additional common stock equivalents had no effect and a $0.01 per share effect, respectively, on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 27,	March 28,	March 29,
	2010	2009	2008

Average Shares Outstanding — Basic	7,352	7,304	7,132
Effect of Dilutive Common Stock Equivalents	197	165	140

Average Shares Outstanding — Diluted	7,549	7,469	7,272

Anti-dilutive Common Stock Equivalents	644	616	615

On March 29, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, now codified within ASC Topic 260, Earnings Per Share (“ASC 260”). This pronouncement addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore, need to be included in the computation of earnings per share under the two-class method as described in ASC 260. The adoption of this pronouncement did not have a material impact on the Company’s Consolidated Financial Statements.

Subsequent Events:  In May 2009, the FASB issued SFAS No. 165, Subsequent Events, now codified as ASC Topic 855, Subsequent Events (“ASC 855”). This statement established general standards of accounting and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for financial periods ending after June 15, 2009 and is to be applied prospectively. In February 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09, Subsequent Events, which amended ASC 855 by clarifying that Securities and Exchange Commission filers need not disclose the date through which subsequent events have been evaluated and that reissuances for which a subsequent events evaluation is required are limited to “revised” financial statements, as defined in the ASU.

The Company has evaluated all events and transactions that occurred subsequent to March 27, 2010. No material subsequent events have occurred that require recognition or disclosure in the Consolidated Financial Statements.

Reclassification of Amounts:  Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 —	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 27,	March 28,
	2010	2009

Machinery, Equipment and Software	$16,608	$15,475
Furniture and Fixtures	1,710	1,688
Leasehold Improvements	904	657

Total Property and Equipment	$19,222	$17,820
Less: Accumulated Depreciation and Amortization	(15,059)	(13,646)

Total Property and Equipment, net	$4,163	$4,174

Total depreciation and amortization expense amounted to $1.3 million in fiscal year 2010 and $1.1 million in each of the fiscal years 2009 and 2008.

NOTE 3 —	DEBT

Description.  Transcat, through a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. maturing in August 2011, has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”), subject to the maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters. As of March 27, 2010, $13.8 million was available under the Credit Agreement, of which $2.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs.  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rates as of March 27, 2010 were 3.3% and 0.2%, respectively. The Company’s interest rate for fiscal year 2010 ranged from 1.1% to 2.8%. Loan costs associated with the Chase Credit Agreement, totaling less than $0.1 million, are being amortized over the term of the agreement.

Covenants.  The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout fiscal year 2010.

Other Terms.  The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of its wholly-owned subsidiaries, Transmation (Canada) Inc. and Westcon as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 —	INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statements of Operations is as follows:

	FY 2010	FY 2009	FY 2008

United States	$2,289	$2,544	$2,695
Foreign	(6)	(25)	50

Total	$2,283	$2,519	$2,745

The net provision for income taxes for fiscal years 2010, 2009 and 2008 is as follows:

	FY 2010	FY 2009	FY 2008

Current Tax Provision:
Federal	$710	$631	$236
State	87	86	106

	$797	$717	$342

Deferred Tax Provision (Benefit):
Federal	$34	$225	$69
State	1	21	(29)

	$35	$246	$40

Provision for Income Taxes	$832	$963	$382

A reconciliation of the income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations is as follows:

	FY 2010	FY 2009	FY 2008

Federal Income Tax at Statutory Rate	$776	$856	$933
State Income Taxes, net of Federal benefit	91	101	110
Valuation Allowance(1)	—	—	(784)
Other, net	(35)	6	123

Total	$832	$963	$382

(1)	In fiscal year 2008, after assessing all available evidence, the Company determined that it was more likely than not that the benefits associated with its U.S. foreign tax credit carryforwards would be realized. As a result, the Company reduced its deferred tax valuation allowance by $0.8 million and recorded the reduction as a benefit from income taxes in the Consolidated Statements of Operations.

The components of the net deferred tax assets are as follows:

	March 27,	March 28,
	2010	2009

Current Deferred Tax Assets:
Accrued Liabilities	$263	$231
Other	303	149

Total Current Deferred Tax Assets	$566	$380

Non-Current Deferred Tax Assets (Liabilities):
Stock-Based Compensation	$708	$511
Foreign Tax Credits (expiring through March 2018)	494	614
Depreciation	(524)	(536)
Intangible Assets	(469)	(414)
Other	324	460

Total Non-Current Deferred Tax Assets	$533	$635

Net Deferred Tax Assets	$1,099	$1,015

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. During fiscal year 2010, the Internal Revenue Service (the “IRS”) commenced an examination of the Company’s U.S. federal income tax returns for the tax years ended March 28, 2009 and March 29, 2008. Subsequent to March 27, 2010, the IRS completed its examination with no material adjustments being proposed. The Company is no longer subject to examination by U.S. federal income tax authorities for the tax years 2009 and prior, by state tax authorities for the tax years 2006 and prior, and by Canadian tax authorities for the tax years 2002 and prior. There are no tax years currently under examination by state or Canadian tax authorities.

During fiscal years 2010, 2009 and 2008, the Company recognized no adjustments for material uncertain tax benefits and expects no material changes to unrecognized tax positions within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest and penalties related to uncertain tax positions were recognized in fiscal years 2010, 2009 and 2008 or were accrued at March 27, 2010 and March 28, 2009.

NOTE 5 —	DEFINED CONTRIBUTION PLAN

All of Transcat’s United States based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided certain qualifications are met.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions vest over a three year period. The Company temporarily suspended matching contributions to the 401K Plan for fiscal year 2010. The Company’s matching contributions to the 401K Plan were $0.3 million in each of the fiscal years 2009 and 2008.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Board of Directors. The Company made no profit sharing contributions in fiscal years 2010, 2009 and 2008.

NOTE 6 —	POSTRETIREMENT HEALTH CARE PLANS

The Company has two defined benefit postretirement health care plans. One plan provides limited reimbursement to eligible non-officer participants for the cost of individual medical insurance coverage purchased by the participant following qualifying retirement from employment with the Company (the “Non-Officer Plan”). The other plan provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the postretirement benefit obligation is as follows:

	FY 2010	FY 2009

Postretirement benefit obligation, at beginning of fiscal year	$458	$359
Service cost	85	50
Interest cost	33	24
Benefits paid	(7)	(6)
Actuarial loss	82	31

Postretirement benefit obligation, at end of fiscal year	651	458
Fair value of plan assets, at end of fiscal year	—	—

Funded status, at end of year	$(651)	$(458)

Accumulated postretirement benefit obligation, at end of fiscal year	$651	$458

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2010	FY 2009	FY 2008

Net periodic postretirement benefit cost:
Service cost	$85	$50	$34
Interest cost	33	24	16
Amortization of prior service cost	13	13	13

	131	87	63

Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(13)	(13)	(13)
Net loss	77	31	—

	64	18	(13)

Total recognized in net periodic benefit cost and other comprehensive income	$195	$105	$50

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$327	$263	$245

The prior service cost is amortized on a straight-line basis over the average remaining service period of active participants for the Non-Officer Plan and over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during the fiscal year 2011 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic benefit cost were as follows:

	March 27,	March 28,	March 29,
	2010	2009	2008

Weighted average discount rate	6.1%	7.4%	6.7%
Medical care cost trend rate:
Trend rate assumed for next year	8.5%	9.0%	9.5%
Ultimate trend rate	5.0%	5.0%	5.0%
Year that rate reaches ultimate trend rate	2018	2018	2018
Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%	5.0%

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

Fiscal Year	Amount

2011	$26
2012	29
2013	43
2014	64
2015	77
2016-2020	397

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

The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. At March 27, 2010, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.

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

Restricted Stock:  During the first quarter of fiscal years 2010 and 2009, the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. These performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share targets over the eligible three-year period.

Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At March 27, 2010, the Company estimated the probability of achievement for the performance-based restricted stock awards granted in fiscal year 2010 to be

75% of the target level. During the fourth quarter of fiscal year 2010, based on an assessment of achieving the performance condition, the Company adjusted the estimated probability of achievement for the performance-based restricted stock awards granted in fiscal year 2009 from 50% to 0%. As a result, cumulative compensation cost relating to these awards was reduced by $0.1 million and reflected as a reduction of expense in the Consolidated Statement of Operations in fiscal year 2010. Total expense relating to performance-based restricted stock awards, based on grant-date fair market value and the estimated probability of achievement, was less than $0.1 million during each of fiscal years 2010 and 2009. Unearned compensation totaled $0.2 million as of March 27, 2010.

Restricted stock awards granted in fiscal year 2008 vested immediately and as such, the Company realized total expense, based on fair market value, in the amount of $0.2 million in fiscal year 2008.

Stock Options:  Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. Beginning in the second quarter of fiscal year 2008, options granted to executive officers vest using a graded schedule of 0% in the first year, 20% in each of the second and third years, and 60% in the fourth year. Prior options granted to executive officers vested equally over three years. The expense relating to these executive officer options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2010, 2009 and 2008:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value

Outstanding as of March 31, 2007	329	$3.11
Granted	407	6.90
Exercised	(71)	1.37
Cancelled/Forfeited	(9)	4.12

Outstanding as of March 29, 2008	656	5.64
Granted	19	6.75
Exercised	(6)	2.69
Cancelled/Forfeited	(4)	6.35

Outstanding as of March 28, 2009	665	5.70
Granted	10	6.55
Cancelled/Forfeited	(1)	2.89

Outstanding as of March 27, 2010	674	5.72	6	$1,106

Exercisable as of March 27, 2010	417	4.84	6	1,004

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all option holders exercised their options on March 27, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 27, 2010 was $0.5 million, which is expected to be recognized over a weighted average period of one year. In fiscal year 2010, there were no stock options exercised. The aggregate intrinsic value of stock options exercised in fiscal year 2009 was less than $0.1 million and was $0.3 million in fiscal year 2008. Cash receipts from the exercise of options in fiscal year 2009 were less than $0.1 million and were $0.1 million in fiscal year 2008.

The following table presents options outstanding and exercisable as of March 27, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
	of	Term	per	of	per
	Shares	(in Years)	Share	Shares	Share
Range of Exercise Prices:
$2.20-$3.50	133	4	$2.51	133	$2.51
$3.51-$5.00	55	5	4.31	55	4.31
$5.01-$6.50	204	7	5.58	147	5.57
$6.51-$7.72	282	7	7.61	82	7.72

Total	674	6	5.72	417	4.84

Warrants:  Warrants expire in five years from the date of grant. The following table summarizes warrants for fiscal years 2010, 2009 and 2008:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value

Outstanding as of March 31, 2007	153	$3.27
Exercised	(43)	1.82
Cancelled/Forfeited	(11)	4.51

Outstanding as of March 29, 2008	99	3.75
Exercised	(32)	2.57
Cancelled/Forfeited	(4)	5.25

Outstanding as of March 28, 2009	63	4.28
Exercised	(18)	3.19
Cancelled/Forfeited	(4)	2.88

Outstanding as of March 27, 2010	41	4.89	1	$92

Exercisable as of March 27, 2010	41	4.89	1	92

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2010 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all warrant holders exercised their warrants on March 27, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of warrants exercised was $0.1 million in each of the fiscal years 2010 and 2009, and $0.2 million in fiscal year 2008. Cash received from the exercise of warrants was less than $0.1 million in each of fiscal years 2010, 2009 and 2008.

The following table presents warrants outstanding and exercisable as of March 27, 2010:

	Warrants Outstanding
		Remaining
	Number	Contractual	Warrants
	of	Life	Exercisable
	Shares	(in Years)	(in Shares)
Exercise Prices:
$4.26	24	—	24
$5.80	17	1	17

Total	41	1	41

NOTE 8 —	SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. The Company has no inter-segment revenues. The following table presents segment and geographic data for fiscal years 2010, 2009 and 2008:

	FY 2010	FY 2009	FY 2008

Net Revenue:
Product	$53,143	$51,480	$47,539
Service	27,918	23,939	22,914

Total	81,061	75,419	70,453

Gross Profit:
Product	12,442	13,070	13,205
Service	6,852	5,678	5,336

Total	19,294	18,748	18,541

Operating Expenses:
Product(1)	10,155	9,622	9,392
Service(1)	6,758	6,440	5,866

Total	16,913	16,062	15,258

Operating Income	2,381	2,686	3,283

Unallocated Amounts:
Other Expense, net	98	167	538
Provision for Income Taxes	832	963	382

Total	930	1,130	920

Net Income	$1,451	$1,556	$2,363

Total Assets(2):
Product	$20,969	$16,807	$13,871
Service	11,938	10,233	7,407
Unallocated	2,806	2,351	3,066

Total	$35,713	$29,391	$24,344

	FY 2010	FY 2009	FY 2008

Depreciation and Amortization(3):
Product	$742	$778	$739
Service	1,136	954	893
Unallocated	202	165	129

Total	$2,080	$1,897	$1,761

Capital Expenditures:
Product	$25	$21	$45
Service	767	1,456	1,268
Unallocated	336	298	192

Total	$1,128	$1,775	$1,505

Geographic Data:
Net Revenues to Unaffiliated Customers(4):
United States(5)	$72,595	$66,892	$60,881
Canada	5,872	5,296	6,597
Other International	2,594	3,231	2,975

Total	$81,061	$75,419	$70,453

Long-Lived Assets:
United States(5)	$4,059	$4,065	$3,093
Canada	104	109	118

Total	$4,163	$4,174	$3,211

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)	Goodwill and intangible assets were allocated based on the percentage of segment revenue acquired. For fiscal year 2010, goodwill and intangible assets of $11.2 million were allocated between our segments as follows: 63% to Product and 37% to Service. For fiscal year 2009, goodwill and intangible assets of $9.0 million were allocated between our segments as follows: 66% to Product and 34% to Service. For fiscal year 2008, goodwill of $3.0 million was allocated between our segments as follows: 51% to Product and 49% to Service.

(3)	Including amortization of catalog costs.

(4)	Net revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.

(5)	United States includes Puerto Rico.

NOTE 9 —	COMMITMENTS

Leases:  Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense was approximately $1.3 million in fiscal year 2010, $1.2 million in fiscal year 2009 and $1.1 million in fiscal year 2008. The minimum future annual rental payments under the non-cancelable leases at March 27, 2010 are as follows (in millions):

Fiscal Year

2011	$1.1
2012	0.9
2013	0.7
2014	0.4
2015	0.3
Thereafter	1.4

Total minimum lease payments	$4.8

The Company leases its facility in Portland, Oregon from an executive officer of the company (the former sole shareholder of Westcon) under a non-cancelable operating lease which expires in August 2011. The minimum future annual rental payments are approximately $0.1 million per year.

Concurrent with the acquisition of United Scale, the Company entered into a non-cancelable operating lease agreement for a facility in New Berlin, Wisconsin, which is owned by an employee of the Company (a former owner of United Scale). The lease agreement is for a three year period commencing on the acquisition date. The minimum future rental payments are approximately $0.1 million per year.

NOTE 10 —	ACQUISITIONS

On March 29, 2009, the Company adopted SFAS No. 141 (revised 2007), Business Combinations, now codified as ASC Topic 805, Business Combinations. This statement, which is to be applied prospectively upon adoption, established principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; requires the need to recognize contingent consideration at fair value on the acquisition date; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

On January 27, 2010, Transcat, through its wholly-owned subsidiary USEC Acquisition, acquired United Scale pursuant to a Stock Purchase Agreement (the “Purchase Agreement”) for approximately $2.0 million. United Scale is a supplier and servicer of industrial scales and weighing systems to customers located primarily in Wisconsin, Northern Illinois and Upper Michigan. The acquisition expands the Company’s footprint in the Midwest and broadens Transcat’s product and service offerings. The results of operations of United Scale are included in Transcat’s consolidated operating results as of the date the business was acquired. Pro forma information as of the beginning of the fiscal years presented and the operating results of United Scale since the date of acquisition have not been disclosed as the acquisition was not considered significant.

The assets and liabilities of United Scale are recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill, totaling $1.0 million, represents costs in excess of fair values assigned to the underlying net assets of the acquired business. Other intangible assets, namely customer base totaling $0.3 million, represent an allocation of purchase price to identifiable intangible assets of the acquired business. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets are not deductible for tax purposes.

Contingent consideration, relating to certain holdback provisions under the terms of the Purchase Agreement, with an estimated fair value of $0.2 million, using Level 3 inputs to assess fair value under ASC 820, was accrued at the date of purchase. The value of the contingent consideration remained unchanged at March 27, 2010 and is included as an other current liability in the Consolidated Balance Sheet. Acquisition costs, totaling $0.2 million, were recorded as incurred as an administrative expense in the Consolidated Statement of Operations.

In addition, concurrent with the acquisition, Transcat and the former owners of United Scale entered into an Earn Out Agreement. This agreement provides that the former owners may be entitled to receive earn out payments subject to certain continued employment and post-closing gross profit targets. These potential future payments are expected to be recorded as compensation expense in the period earned.

On August 14, 2008, Transcat acquired Westcon, a distributor of professional grade test and measurement instruments and provider of calibration and repair services to customers located primarily in the western United States. Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), Transcat paid an aggregate purchase price of approximately $6.9 million, which was paid in a combination of the issuance of 150,000 shares of Transcat common stock valued at approximately $1.1 million and approximately $5.8 million in cash. $0.5 million of the cash purchase price was distributed to satisfy certain debt obligations of Westcon, with the remainder being paid to the sole shareholder.

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

The assets and liabilities of Westcon were recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired business. Other intangible assets, namely customer base, represent an allocation of purchase price to identifiable intangible assets of the acquired business. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets are not deductible for tax purposes.

The primary reasons for the Company’s acquisition of Westcon and the principal factors that contributed to the recognition of goodwill were the strengthening of the Company’s presence in the western United States and/or the synergies and related cost savings gained from the integration of the acquired operation.

Under the terms of the Merger Agreement, a contingent payment of up to $1.4 million was subject to holdback restrictions to secure the obligations of Westcon and its sole shareholder for post-closing adjustments, retention of business, reimbursement and indemnification. During fiscal year 2010, the Company paid $1.1 million to the sole shareholder in full satisfaction of this contingency and recorded the payment as additional goodwill on the Company’s Consolidated Balance Sheet.

In addition, Transcat and the sole shareholder of Westcon entered into an Earn Out Agreement dated as of the closing of the merger. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and achieving certain post-closing gross profit and revenue targets. During fiscal year 2010, payments totaling $0.1 million were earned and recorded as compensation expense in the Consolidated Statement of Operations and Comprehensive Income.

The results of operations of Westcon were included in Transcat’s consolidated operating results as of the date the business was acquired. The following unaudited pro forma results assume the acquisition occurred at the beginning of each period presented. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

	(Unaudited)
	FY 2009	FY 2008

Net Revenue	$78,569	$79,781
Net Income	$1,413	$2,353
Basic Earnings Per Share	$0.19	$0.32
Diluted Earnings Per Share	$0.19	$0.32

NOTE 11 —	QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2010 and 2009:

			Net	Basic	Diluted
	Net	Gross	Income	Earnings (Loss)	Earnings (Loss)
	Revenues	Profit	(Loss)	per Share(a)	per Share(a)

FY 2010:
Fourth Quarter	$23,535	$6,431	$869	$0.12	$0.12
Third Quarter	21,823	4,806	483	0.07	0.06
Second Quarter	18,495	4,172	188	0.03	0.02
First Quarter	17,208	3,885	(89)	(0.01)	(0.01)
FY 2009:
Fourth Quarter	$18,964	$5,042	$556	$0.08	$0.07
Third Quarter	19,992	4,731	342	0.05	0.05
Second Quarter	18,610	4,574	430	0.06	0.06
First Quarter	17,853	4,525	228	0.03	0.03

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, warrants and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

TRANSCAT, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Expense
		(Income)
	Balance	Realized in	Additions	Balance
	at the	Consolidated	(Reductions) to	at the
	Beginning	Statements	Allowance/	End of
	of the Year	of Operations	Reserve	the Year

Allowance for Doubtful Accounts:
FY 2010	$75	$85	$(78)	$82
FY 2009	$56	$160	$(141)	$75
FY 2008	$47	$49	$(40)	$56
Reserve for Inventory Loss:
FY 2010	$223	$31	$93	$347
FY 2009	$62	$103	$58	$223
FY 2008	$129	$(67)	$—	$62
Deferred Tax Valuation Allowance:
FY 2010	$—	$—	$—	$—
FY 2009	$35	$(35)	$—	$—
FY 2008	$819	$(784)	$—	$35

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures.  Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

(b) Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. In designing and evaluating our internal control system, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and that the effectiveness of any system has inherent limitations including, but not limited to, the possibility of human error and the circumvention or overriding of controls and procedures. Management, including the principal executive officer and the principal financial officer, is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected in a timely manner. Management excluded United Scale from its assessment of internal control over financial reporting as of March 27, 2010 due to the acquisition occurring during the fourth quarter of fiscal year 2010.

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including the principal executive officer and the principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 27, 2010.

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

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2010 Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2010 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2010 Annual Meeting of Shareholders under the heading “Compensation of Named Executive Officers and Directors,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2010 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2010 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2010 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 27, 2010:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities			remaining available
	to be issued		Weighted average	for future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	841	(1)	$5.68	221
Equity compensation plans not approved by security holders	—		—	—

Total	841		$5.68	221

(1)	Includes performance-based restricted stock awards granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 7 of our Consolidated Financial Statements in Item 8 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2010 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2010 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2010 Annual Meeting of Shareholders under the heading “Ratification of Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2010 fiscal year end.

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

TRANSCAT, INC.

Date: June 24, 2010	By:	/s/ Charles P. Hadeed Charles P. Hadeed President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 24, 2010	/s/ Charles P. Hadeed Charles P. Hadeed	Director, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)
June 24, 2010	/s/ John J. Zimmer John J. Zimmer	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
June 24, 2010	/s/ Carl E. Sassano Carl E. Sassano	Chairman of the Board of Directors
June 24, 2010	/s/ Francis R. Bradley Francis R. Bradley	Director
June 24, 2010	/s/ Richard J. Harrison Richard J. Harrison	Director
June 24, 2010	/s/ Nancy D. Hessler Nancy D. Hessler	Director
June 24, 2010	/s/ Paul D. Moore Paul D. Moore	Director
June 24, 2010	/s/ Harvey J. Palmer Harvey J. Palmer	Director
June 24, 2010	/s/ Alan H. Resnick Alan H. Resnick	Director
June 24, 2010	/s/ John T. Smith John T. Smith	Director

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable.
(3)	Articles of Incorporation and Bylaws
	3.1	The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	3.2	Code of Regulations, as amended through May 4, 2009, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 26, 2009.
(4)	Instruments defining the rights of security holders, including indentures
Not applicable.
(9)	Voting trust agreement
Not applicable.
(10)	Material contracts
	#10.1	Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 99(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10.2	Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein from Exhibit 99(e) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10.3	Amendment No. 1 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	#10.4	Amendment No. 1 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit II to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10.5	Amendment No. 2 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit V to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10.6	Amendment No. 2 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
	#10.7	Amendment No. 3 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
	#10.8	Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference from the Company’s definitive proxy statement filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.
	#10.9	Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Appendix B to the Company’s 1999 preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.
	#10.10	Amendment No. 4 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.
	#10.11	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#10.12	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
#10.13	Form of Warrant Certificate representing warrants granted under the Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005.
#10.14	Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.
#10.15	Form of Amended and Restated Agreement for Severance Upon Change in Control for Charles P. Hadeed is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 19, 2006.
#10.16	Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Appendix D to the Company’s definitive proxy statement filed on July 10, 2006 in connection with the 2006 Annual Meeting of Shareholders.
10.17	Credit Agreement dated as of November 21, 2006 by and between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 21, 2006.
10.18	Amendment Number One to Credit Agreement dated as of August 14, 2008 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
10.19	Agreement and Plan of Merger by and among Transcat Acquisition Corp., Westcon, Inc. and David Goodhead dated as of August 14, 2008 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
10.20	Lease Addendum between Gallina Development Corporation and Transcat, Inc. dated June 2, 2008 is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
#10.21	Amendment to Agreement for Severance Upon Change in Control for Charles P. Hadeed dated December 16, 2008 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2008.
#10.22	Form of Award Notice for Performance-Based Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.
10.23	Transcat, Inc. 2009 Insider Stock Sales Plan is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.
*#10.24	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective January 1, 2010).
*10.25	Transcat, Inc. Post-Retirement Benefit Plan for Non-Officer Employees (Amended and Restated Effective January 1, 2010).
*10.26	Amendment No. 2 to Credit Agreement dated February 26, 2010 between Transcat, Inc. and JPMorgan Chase Bank, N.A.
#10.27	Certain compensation information for Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 5, 2010.
#10.28	Certain compensation information for John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 20, 2010.

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
(22)	Published report regarding matters submitted to a vote of security holders
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