Form 10-Q
period 2010-06-26
TRANSCAT INC
filed 2010-08-09
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 26, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of August 4, 2010 was 7,292,169.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 26,	June 27,
	2010	2009
Product Sales	$12,975	$11,268
Service Revenue	7,653	5,940

Net Revenue	20,628	17,208

Cost of Products Sold	9,474	8,620
Cost of Services Sold	5,796	4,703

Total Cost of Products and Services Sold	15,270	13,323

Gross Profit	5,358	3,885

Selling, Marketing and Warehouse Expenses	3,049	2,539
Administrative Expenses	1,858	1,462

Total Operating Expenses	4,907	4,001

Operating Income (Loss)	451	(116)

Interest Expense	12	14
Other (Income) Expense, net	(5)	15

Total Other Expense	7	29

Income (Loss) Before Income Taxes	444	(145)
Provision for (Benefit from) Income Taxes	166	(56)

Net Income (Loss)	278	(89)

Other Comprehensive (Loss) Income	(1)	39

Comprehensive Income (Loss)	$277	$(50)

Basic Earnings (Loss) Per Share	$0.04	$(0.01)
Average Shares Outstanding	7,287	7,388

Diluted Earnings (Loss) Per Share	$0.04	$(0.01)
Average Shares Outstanding	7,527	7,388
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 26,	March 27,
	2010	2010
ASSETS
Current Assets:
Cash	$85	$123
Accounts Receivable, less allowance for doubtful accounts of $121 and $82 as of June 26, 2010 and March 27, 2010, respectively	8,738	11,439
Other Receivables	755	418
Inventory, net	7,046	5,906
Prepaid Expenses and Other Current Assets	780	915
Deferred Tax Asset	637	566

Total Current Assets	18,041	19,367
Property and Equipment, net	4,013	4,163
Goodwill	10,038	10,038
Intangible Assets, net	1,181	1,234
Deferred Tax Asset	474	533
Other Assets	381	378

Total Assets	$34,128	$35,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,559	$8,798
Accrued Compensation and Other Liabilities	2,052	3,171
Income Taxes Payable	109	251

Total Current Liabilities	9,720	12,220
Long-Term Debt	2,931	2,532
Other Liabilities	742	704

Total Liabilities	13,393	15,456

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,709,108 and 7,698,450 shares issued as of June 26, 2010 and March 27, 2010, respectively; 7,290,326 and 7,279,668 shares outstanding as of June 26, 2010 and March 27, 2010, respectively	3,855	3,849
Capital in Excess of Par Value	9,552	9,357
Accumulated Other Comprehensive Income	381	382
Retained Earnings	8,582	8,304
Less: Treasury Stock, at cost, 418,782 shares as of June 26, 2010 and March 27, 2010	(1,635)	(1,635)

Total Shareholders’ Equity	20,735	20,257

Total Liabilities and Shareholders’ Equity	$34,128	$35,713

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 26,	June 27,
	2010	2009
Cash Flows from Operating Activities:
Net Income (Loss)	$278	$(89)
Adjustments to Reconcile Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities:
Deferred Income Taxes	(14)	(80)
Depreciation and Amortization	496	461
Provision for Accounts Receivable and Inventory Reserves	1	47
Stock-Based Compensation Expense	159	187
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	2,359	802
Inventory	(1,140)	566
Prepaid Expenses and Other Assets	54	(194)
Accounts Payable	(1,239)	283
Accrued Compensation and Other Liabilities	(1,023)	(219)
Income Taxes Payable	(142)	(215)

Net Cash (Used in) Provided by Operating Activities	(211)	1,549

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(215)	(290)

Net Cash Used in Investing Activities	(215)	(290)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	405	(1,309)
Payments on Other Debt Obligations	(6)	(6)
Payment of Contingent Consideration	(52)	–
Issuance of Common Stock	42	33

Net Cash Provided by (Used in) Financing Activities	389	(1,282)

Effect of Exchange Rate Changes on Cash	(1)	8

Net Decrease in Cash	(38)	(15)
Cash at Beginning of Period	123	59

Cash at End of Period	$85	$44

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$13	$30
Income Taxes, net	$304	$228
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total
Balance as of March 27, 2010	7,698	$3,849	$9,357	$382	$8,304	419	$(1,635)	$20,257
Issuance of Common Stock	8	4	38					42
Stock-Based Compensation			137					137
Restricted Stock	3	2	20					22
Comprehensive Income:
Currency Translation Adjustment				(5)				(5)
Unrecognized Prior Service Cost, net of tax				4				4
Net Income					278			278

Balance as of June 26, 2010	7,709	$3,855	$9,552	$381	$8,582	419	$(1,635)	$20,735

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
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 27, 2010 (“fiscal year 2010”) contained in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.
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
Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of the fiscal year ending March 26, 2011 (“fiscal year 2011”) and fiscal year 2010, the Company recorded non-cash stock-based compensation cost in the amount of $0.2 million in the Consolidated Statement of Operations and Comprehensive Income (Loss).
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
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first quarter of fiscal years 2011 and 2010. The Company periodically utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal years 2011 and 2010, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 26, 2010, the Company had a foreign exchange contract, set to mature in July 2010, outstanding in the notional amount of $0.4 million. The Company does not use hedging arrangements for speculative purposes.

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
The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 26,	June 27,
	2010	2009
Average Shares Outstanding – Basic	7,287	7,388
Effect of Dilutive Common Stock Equivalents (1)	240	–

Average Shares Outstanding – Diluted	7,527	7,388

Anti-dilutive Common Stock Equivalents	638	666

(1)	Due to Transcat’s net loss in the first quarter of fiscal year 2010, 0.2 million shares of dilutive common stock equivalents were excluded from the computation of diluted loss per share because their inclusion would be anti-dilutive.
Subsequent Events: The Company has evaluated all events and transactions that occurred subsequent to June 26, 2010. No material subsequent events have occurred that require recognition or disclosure in the Consolidated Financial Statements.
Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.
NOTE 2 – DEBT
Description. Transcat, through a credit agreement (the “Credit Agreement”) with JPMorgan Chase Bank, N.A. maturing in August 2011, has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”). As of June 26, 2010, $15.0 million was available under the Credit Agreement, of which $2.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Interest and Commitment Fees. Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rates as of June 26, 2010 were 3.3% and 0.3%, respectively. The Company’s interest rate for the first quarter of fiscal year 2011 ranged from 1.2% to 2.8%.
Covenants. The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2011.
Other Terms. The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of its wholly-owned subsidiary, Transmation (Canada) Inc., as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees to purchase common stock at no less than the fair market value at the date of grant. At June 26, 2010, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.

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
Restricted Stock: During the first quarter of fiscal years 2011, 2010 and 2009, the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period.
Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At June 26, 2010, the Company estimated the probability of achievement for the performance-based awards granted in fiscal years 2011, 2010 and 2009 to be 100%, 75% and 0% of the target levels, respectively. Total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was less than $0.1 million in the first quarter of fiscal years 2011 and 2010. Unearned compensation totaled $0.4 million as of June 26, 2010.
Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award. Total expense relating to options was $0.1 million in the first quarter of fiscal years 2011 and 2010.
The following table summarizes the Company’s options as of and for the first quarter ended June 26, 2010:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 27, 2010	674	$5.72
Granted	–	–
Exercised	(2)	2.61
Cancelled/Forfeited	–	–

Outstanding as of June 26, 2010	672	5.73	6	$1,113

Exercisable as of June 26, 2010	451	4.91	6	1,074

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 26, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of June 26, 2010 was $0.4 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in the first quarter of fiscal year 2011 was less than $0.1 million. Cash received from the exercise of options in the first quarter of fiscal year 2011 was less than $0.1 million. There were no options exercised in the first quarter of fiscal year 2010.

Warrants: The warrants expire in five years from the date of grant. The following table summarizes warrants as of and for the first quarter ended June 26, 2010:

Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding as of March 27, 2010	41	$4.89
Granted	–	–
Exercised	–	–
Cancelled/Forfeited	–	–

Outstanding as of June 26, 2010	41	4.89	Less than 1 year	$94

Exercisable as of June 26, 2010	41	4.89	Less than 1 year	94

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on June 26, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the first quarter ended June 26, 2010 and June 27, 2009:

	First Quarter Ended
	June 26,	June 27,
	2010	2009
Net Revenue:
Product Sales	$12,975	$11,268
Service Revenue	7,653	5,940

Total	20,628	17,208

Gross Profit:
Product	3,501	2,648
Service	1,857	1,237

Total	5,358	3,885

Operating Expenses:
Product (1)	2,875	2,355
Service (1)	2,032	1,646

Total	4,907	4,001

Operating Income (Loss)	451	(116)

Unallocated Amounts:
Total Other Expense, net	7	29
Provision for (Benefit From) Income Taxes	166	(56)

Total	173	(27)

Net Income (Loss)	$278	$(89)

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – ACQUISITIONS
On January 27, 2010, Transcat, through its wholly-owned subsidiary USEC Acquisition Corp., acquired United Scale & Engineering Corporation. At the date of purchase, the Company accrued contingent consideration in the amount of $0.2 million relating to certain holdback provisions under the terms of the purchase agreement. During the first quarter of fiscal year 2011, Transcat paid less than $0.1 million in partial satisfaction of this contingency. As of June 26, 2010, $0.2 million in contingent consideration remains accrued and is included in other current liabilities in the Consolidated Balance Sheet.
On August 14, 2008, Transcat acquired Westcon. At closing, Transcat and the sole shareholder of Westcon entered into an earn out agreement. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and achieving certain post-closing gross profit and revenue targets. During the first quarter of fiscal years 2011 and 2010, payments totaling less than $0.1 million were earned and recorded as compensation expense in the Consolidated Statement of Operations and Comprehensive Income (Loss). Total earn out consideration unpaid as of June 26, 2010 was $0.1 million and is included in other current liabilities in the Consolidated Balance Sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results and outcomes may materially differ from those expressed or forecasted in any such forward-looking statements. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 27, 2010. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
During the first quarter of fiscal years 2011, 2010 and 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At June 26, 2010 we estimated the probability of achievement for the performance-based awards granted in fiscal years 2011, 2010 and 2009 to be 100%, 75% and 0% of the target levels, respectively.
Revenue Recognition. Product sales are recorded when a product’s title and risk of loss transfer to the customer. We recognize the majority of our service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. Some service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals. We generally invoice our customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenues are recorded based upon historical data.

Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.
RESULTS OF OPERATIONS
The following table presents, for the first quarter of fiscal years 2011 and 2010, the components of our Consolidated Statements of Operations.

	(Unaudited)
	First Quarter Ended
	June 26,	June 27,
	2010	2009
Gross Profit Percentage:
Product Gross Profit	27.0%	23.5%
Service Gross Profit	24.3%	20.8%
Total Gross Profit	26.0%	22.6%

As a Percentage of Total Net Revenue:
Product Sales	62.9%	65.5%
Service Revenue	37.1%	34.5%

Total Net Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	14.8%	14.8%
Administrative Expenses	9.0%	8.5%

Total Operating Expenses	23.8%	23.3%

Operating Income (Loss)	2.2%	(0.7)%

Interest Expense	0.1%	0.1%
Total Other Expense, net	0.0%	0.1%

Total Other Expense	0.1%	0.2%

Income (Loss) Before Income Taxes	2.1%	(0.9)%
Provision for (Benefit from) Income Taxes	0.8%	(0.3)%

Net Income (Loss)	1.3%	(0.6)%

FIRST QUARTER ENDED JUNE 26, 2010 COMPARED TO FIRST QUARTER ENDED JUNE 27, 2009 (dollars in thousands):
Revenue:

	First Quarter Ended
	June 26,	June 27,
	2010	2009
Net Revenue:
Product Sales	$12,975	$11,268
Service Revenue	7,653	5,940

Total	$20,628	$17,208

Net revenue increased $3.4 million or 19.9% from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011.
Our product net sales accounted for 62.9% of our total net revenue in the first quarter of fiscal year 2011 and 65.5% of our total net revenue in the first quarter of fiscal year 2010. For the first quarter of fiscal year 2011, product sales increased $1.7 million or 15.1% compared to the first quarter of fiscal year 2010. This growth was aided by a comparison to a depressed first quarter of fiscal year 2010 that was negatively impacted by the weaker economy and incremental products sales from United Scale & Engineering Corporation (“United Scale”), which we acquired during the fourth quarter of fiscal year 2010. Our fiscal years 2011 and 2010 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2011	FY 2010
	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	15.1%	20.5%	8.5%	(7.6%)	(8.5%)
Our average product sales per business day increased to $203 in the first quarter of fiscal year 2011, compared with $176 in the first quarter of fiscal year 2010. Our product sales per business day for each fiscal quarter during the fiscal years 2011 and 2010 are as follows:

	FY 2011	FY 2010
	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$203	$230	$249	$190	$176
In the first quarter of fiscal year 2011, sales through our direct distribution channel increased 13.8% from the same period in the prior fiscal year. In addition to incremental revenue from United Scale, direct sales to our traditional U.S., International and Canadian markets all increased. These increases were partially offset by declining sales to wind energy industry customers. Wind energy product sales, which represented 3.3% and 10.6% of our total product net sales in the first quarter of fiscal years 2011 and 2010, respectively, declined due to the timing of projects. Sales to our reseller channel increased 19.2% from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011, mainly attributed to the improved economic conditions during the first quarter of fiscal year 2011. With somewhat constrained sales growth in our direct sales channel due to the declining wind energy sales, the mix of reseller sales as a percent of our total product net sales increased 80 basis points from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011. The following table presents the percent of net sales for the significant product distribution channels for each fiscal quarter during fiscal years 2011 and 2010:

	FY 2011	FY 2010
	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	74.3%	75.2%	70.8%	77.5%	75.2%
Reseller	24.1%	23.2%	27.8%	21.1%	23.3%
Freight Billed to Customer	1.6%	1.6%	1.4%	1.4%	1.5%

	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for the first quarter of fiscal year 2011 increased by $0.5 million, or 32.2%, from the first quarter of fiscal year 2010. This increase was primarily driven by an increase in backorders. As the economy improved and the demand in the marketplace increased, manufacturers were slower to respond, thus resulting in longer lead times for many of the products we sell. In addition, our backorders included $0.3 million of incremental pending product shipments associated with United Scale. The following table presents the percentage of total pending product shipments that are backorders at the end of the first quarter of fiscal year 2011 and our historical trend of total pending product shipments:

	FY 2011	FY 2010
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,911	$1,774	$2,351	$1,904	$1,445
% of Pending Product Shipments that are Backorders	78.6%	90.6%	82.8%	78.9%	72.2%
Service revenue increased $1.7 million, or 28.8%, from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011. The growth can be attributed to expansion of our existing customer base, incremental revenue associated with United Scale and increased third party vendor services provided to customers in the wind energy industry. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended June 26, 2010 were $29.6 million, up 21.8% when compared with $24.3 million for the twelve months ended June 27, 2009. Our fiscal years 2011 and 2010 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2011	FY 2010
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	28.8%	30.6%	10.7%	15.5%	7.2%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely-trained personnel necessary to perform all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, we have historically outsourced 15% to 20% of Service segment revenue to third party vendors for calibration or services beyond our chosen scope of capabilities. In recent quarters, we have experienced a higher percentage of outsourced revenue above our historical norms due to specific services provided to wind energy customers, which fall outside our current scope of capabilities. We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances. The following table presents the source of our service segment revenue and the percent of service segment revenue for the first quarter of fiscal years 2011 and 2010:

	FY 2011	FY 2010
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	74.4%	75.9%	73.5%	77.3%	79.3%
Outsourced	23.3%	21.6%	24.0%	20.2%	18.2%
Freight Billed to Customers	2.3%	2.5%	2.5%	2.5%	2.5%

	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	First Quarter Ended
	June 26,	June 27,
	2010	2009
Gross Profit:
Product	$3,501	$2,648
Service	1,857	1,237

Total	$5,358	$3,885

Total gross profit dollars in the first quarter of fiscal year 2011 increased $1.5 million, or 37.9%, from the first quarter of fiscal year 2010. As a percentage of total net revenue, total gross profit increased 340 basis points over the same time period.
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
The channel gross profit percentage in our direct distribution channel improved 70 basis points from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011. As the economy has improved, we have seen an increase in the number of potential customers within the marketplace, thus lessening the competitive pricing structure experienced during the weaker economy and allowing us to reduce price discounting. Within the reseller channel, we maintained a relatively consistent quarter-over-quarter channel gross profit percentage as a result of our continued use of a volume-based pricing structure.
Total product gross profit in the first quarter of fiscal year 2011 was 27.0% of total product sales and improved 350 basis points when compared with 23.5% of total product sales in the first quarter of fiscal year 2010. Product gross profit improved $0.9 million in the first quarter of fiscal year 2011 compared to the first quarter of fiscal year 2010, which was the result of increased volume, $0.1 million in additional cooperative advertising income and $0.2 million in vendor point-of-sale rebates. Vendor point-of-sale rebates are based on year-over-year growth in product segment sales. We did not qualify for this type of rebate in the first quarter of fiscal year 2010. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2011	FY 2010
	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % – Direct (1)	25.0%	24.7%	23.1%	23.2%	24.3%
Channel Gross Profit % – Reseller (1)	16.9%	16.0%	15.0%	15.6%	17.0%

Channel Gross Profit % – Combined (2)	23.0%	22.6%	20.8%	21.6%	22.6%
Other Items % (3)	4.0%	3.1%	1.2%	0.7%	0.9%

Total Product Gross Profit %	27.0%	25.7%	22.0%	22.3%	23.5%

(1)	Channel gross profit % is calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase costs divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Calibration service gross profit increased $0.6 million, or 50.1%, from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011. As a percent of Service revenue, calibration service gross profit increased 350 basis points over the same time period. This is indicative of the margin expansion opportunities within the Service segment as many of the costs within this segment are fixed. Despite the significant increase in gross profit, margin expansion was somewhat constrained as third party vendor calibrations and services contributed a significant portion of the revenue growth in the wind energy industry and the incremental revenue from United Scale was mostly offset by associated incremental service costs. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2011	FY 2010
	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth	50.1%	25.4%	15.0%	25.5%	2.9%
Operating Expenses:

	First Quarter Ended
	June 26,	June 27,
	2010	2009
Operating Expenses:
Selling, Marketing and Warehouse	$3,049	$2,539
Administrative	1,858	1,462

Total	$4,907	$4,001

Operating expenses increased $0.9 million, or 22.6%, from the first quarter of fiscal year 2010 to the first quarter of fiscal year 2011. As a percentage of net revenue, operating expenses in the current period were 23.8%, up from 23.3% in the prior year period, primarily due to $0.3 million in incremental operating expenses associated with United Scale. Selling, marketing and warehouse expenses increased $0.5 million, or 20.1%, to $3.0 million in the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. This increase mirrors our revenue growth for the quarter and is due to incremental United Scale costs, increased investments in sales personnel and other direct marketing efforts to gain market share and to further mine our existing customer base. Administrative expenses increased $0.4 million, or 27.1%, in the first quarter of fiscal 2011 as a result of higher employee-related expenses and expenses related to United Scale.
Taxes:

	First Quarter Ended
	June 26,	June 27,
	2010	2009
Provision for (Benefit from) Income Taxes	$166	$(56)
Our effective tax rates for the first quarter of fiscal years 2011 and 2010 were 37.4% and 38.6%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.
Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 26,	June 27,
	2010	2009
Cash (Used in) Provided by:
Operating Activities	$(211)	$1,549
Investing Activities	(215)	(290)
Financing Activities	389	(1,282)
Operating Activities: Net cash used in operations was $0.2 million for the first quarter of fiscal year 2011 compared to $1.5 million of cash provided by operating activities in the first quarter of fiscal year 2010. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory balance at June 26, 2010 was $7.0 million, an increase of $1.1 million when compared to $5.9 million on-hand on March 27, 2010. The increase was primarily due to our strategic decision to maintain higher inventory levels of specific, higher-volume products, in support of greater sales growth and in response to increased lead times from manufacturers. During the first quarter of fiscal year 2010, we decreased inventory levels by $0.6 million in response to recessionary economic conditions. In general, our accounts payable balance increases or decreases with inventory levels. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

•	Receivables: We continue to maintain strong collections on our accounts receivable. The following table illustrates our days sales outstanding for the fiscal quarters ending in June 26, 2010 and June 27, 2009:

	June 26,	June 27,
	2010	2009
Net Sales, for the last two fiscal months	$14,732	$12,394
Accounts Receivable, net	$8,738	$8,116
Days Sales Outstanding	36	39
•	Accrued Compensation and Other Liabilities: During the first quarter of fiscal year 2011, we used $1.0 million in cash to pay accrued compensation and other liabilities compared with $0.2 million in the first quarter of fiscal year 2010. This increase was primarily attributable to higher payments for employee profit sharing and performance-based management bonuses.

Investing Activities: The $0.2 million of cash used in investing activities in the first quarter of fiscal year 2011, a decrease of approximately $0.1 million when compared to the first quarter of fiscal year 2010, was used primarily for improvements to our proprietary calibration software program, additional service capabilities and information technology.
Financing Activities: During the first quarter of fiscal year 2011, financing activities provided approximately $0.4 million in cash, which was used to help reduce accounts payable and pay employee profit sharing and performance-based management bonuses. In the first quarter of fiscal year 2010, $1.3 million of cash from operations was used to reduce debt.
OUTLOOK
Our outlook remains unchanged. We expect a strong second quarter compared with the economic-challenged results of the prior year period and believe that the second half of fiscal year 2011 will return to a more normalized environment and be in line with our longer-term growth expectations. Additionally, we expect our bottom line to expand at a greater rate due to the operating leverage inherent in the Service segment.
Wind energy industry projects are expected to increase over the next 18 months and it is our expectation that we can continue to grow our market share in this field. However, the timing of these projects and the related demand for our products and services remain difficult to predict.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of June 26, 2010, $15.0 million was available under our credit facility, of which $2.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Under our credit facility, as described in Note 2 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility or the London Interbank Offered Rate (“LIBOR”). As of June 26, 2010, the base rate and the LIBOR rate were 3.3% and 0.3%, respectively. Our interest rate for the first quarter of fiscal year 2011 ranged from 1.2% to 2.8%. On June 26, 2010, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
FOREIGN CURRENCY
Over 90% of our net revenues for the first quarter of fiscal years 2011 and 2010 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We periodically enter into foreign exchange forward contracts to reduce the risk that our earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal years 2011 and 2010, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income (Loss). The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 26, 2010, we had a foreign exchange contract, set to mature in July 2010, outstanding in the notional amount of $0.4 million. We do not use hedging arrangements for speculative purposes.
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

TRANSCAT, INC.
Date: August 9, 2010	/s/ Charles P. Hadeed

Charles P. Hadeed
President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: August 9, 2010	/s/ John J. Zimmer

John J. Zimmer Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
(10)	Material Contracts
10.1	Certain compensation information for Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K dated April 5, 2010.

10.2	Certain compensation information for John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K dated May 20, 2010.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002