Form 10-Q
period 2010-09-25
TRANSCAT INC
filed 2010-11-05
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 25, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of November 4, 2010 was 7,325,431.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Product Sales	$13,472	$11,970	$26,447	$23,238
Service Revenue	7,448	6,525	15,101	12,465

Net Revenue	20,920	18,495	41,548	35,703

Cost of Products Sold	10,270	9,306	19,744	17,926
Cost of Services Sold	5,692	5,017	11,488	9,720

Total Cost of Products and Services Sold	15,962	14,323	31,232	27,646

Gross Profit	4,958	4,172	10,316	8,057

Selling, Marketing and Warehouse Expenses	2,529	2,428	5,578	4,967
Administrative Expenses	1,522	1,408	3,380	2,870

Total Operating Expenses	4,051	3,836	8,958	7,837

Operating Income	907	336	1,358	220

Interest Expense	16	11	28	25
Other Expense, net	17	17	12	32

Total Other Expense	33	28	40	57

Income Before Income Taxes	874	308	1,318	163
Provision for Income Taxes	347	120	513	64

Net Income	527	188	805	99

Other Comprehensive Income	11	33	10	72

Comprehensive Income	$538	$221	$815	$171

Basic Earnings Per Share	$0.07	$0.03	$0.11	$0.01
Average Shares Outstanding	7,308	7,402	7,298	7,396

Diluted Earnings Per Share	$0.07	$0.02	$0.11	$0.01
Average Shares Outstanding	7,541	7,611	7,537	7,609
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 25,	March 27,
	2010	2010
ASSETS
Current Assets:
Cash	$51	$123
Accounts Receivable, less allowance for doubtful accounts of $97 and $82 as of September 25, 2010 and March 27, 2010, respectively	9,112	11,439
Other Receivables	1,205	418
Inventory, net	7,297	5,906
Prepaid Expenses and Other Current Assets	919	915
Deferred Tax Asset	564	566

Total Current Assets	19,148	19,367
Property and Equipment, net	4,095	4,163
Goodwill	10,038	10,038
Intangible Assets, net	1,129	1,234
Deferred Tax Asset	438	533
Other Assets	381	378

Total Assets	$35,229	$35,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,077	$8,798
Accrued Compensation and Other Liabilities	2,665	3,171
Income Taxes Payable	12	251
Current Portion of Long-Term Debt	2,132	–

Total Current Liabilities	12,886	12,220
Long-Term Debt, less current portion	19	2,532
Other Liabilities	781	704

Total Liabilities	13,686	15,456

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,738,716 and 7,698,450 shares issued as of September 25, 2010 and March 27, 2010, respectively; 7,319,934 and 7,279,668 shares outstanding as of September 25, 2010 and March 27, 2010, respectively	3,869	3,849
Capital in Excess of Par Value	9,808	9,357
Accumulated Other Comprehensive Income	392	382
Retained Earnings	9,109	8,304
Less: Treasury Stock, at cost, 418,782 shares as of September 25, 2010 and March 27, 2010	(1,635)	(1,635)

Total Shareholders’ Equity	21,543	20,257

Total Liabilities and Shareholders’ Equity	$35,229	$35,713

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 25,	September 26,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$805	$99
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	102	(68)
Depreciation and Amortization	1,025	959
Provision for Accounts Receivable and Inventory Reserves	27	25
Stock-Based Compensation Expense	286	370
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,536	333
Inventory	(1,412)	27
Prepaid Expenses and Other Assets	(194)	(511)
Accounts Payable	(721)	2,290
Accrued Compensation and Other Liabilities	(365)	114
Income Taxes Payable	(248)	(131)

Net Cash Provided by Operating Activities	841	3,507

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(665)	(603)
Payments of Contingent Consideration	–	(1,093)

Net Cash Used in Investing Activities	(665)	(1,696)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(369)	(1,955)
Payments on Other Debt Obligations	(12)	(12)
Payments of Contingent Consideration	(52)	–
Issuance of Common Stock	176	109
Excess Tax Benefits Related to Stock-Based Compensation	9	10

Net Cash Used in Financing Activities	(248)	(1,848)

Effect of Exchange Rate Changes on Cash	–	14

Net Decrease in Cash	(72)	(23)
Cash at Beginning of Period	123	59

Cash at End of Period	$51	$36

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$27	$40
Income Taxes, net	$698	$265
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total
Balance as of March 27, 2010	7,698	$3,849	$9,357	$382	$8,304	419	$(1,635)	$20,257
Issuance of Common Stock	37	18	158					176
Stock-Based Compensation			264					264
Restricted Stock	3	2	20					22
Tax Benefit from Stock-
Based Compensation			9					9
Comprehensive Income:
Currency Translation
Adjustment				2				2
Unrecognized Prior Service
Cost, net of tax				8				8
Net Income					805			805

Balance as of September 25, 2010	7,738	$3,869	$9,808	$392	$9,109	419	$(1,635)	$21,543

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
Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of the fiscal year ending March 26, 2011 (“fiscal year 2011”) and fiscal year 2010, the Company recorded non-cash stock-based compensation cost in the amount of $0.3 million and $0.4 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income.
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
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency gain was less than $0.1 million in the first six months of fiscal years 2011 and 2010. The Company periodically utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first six months of fiscal years 2011 and 2010, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 25, 2010, the Company had a foreign exchange contract, set to mature in October 2010, outstanding in the notional amount of $0.2 million. The Company does not use hedging arrangements for speculative purposes.

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
The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Average Shares Outstanding – Basic	7,308	7,402	7,298	7,396
Effect of Dilutive Common Stock Equivalents	233	209	239	213

Average Shares Outstanding – Diluted	7,541	7,611	7,537	7,609

Anti-dilutive Common Stock Equivalents	617	636	610	631

Subsequent Events: The Company has evaluated all events and transactions that occurred subsequent to September 25, 2010. No material subsequent events have occurred that require recognition or disclosure in the Consolidated Financial Statements.
Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.
NOTE 2 – DEBT
Description: Transcat, through a credit agreement (the “Credit Agreement”) maturing in August 2011, has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”). As of September 25, 2010, $15.0 million was available under the Credit Agreement, of which $2.1 million was outstanding and included in current portion of long-term debt on the Consolidated Balance Sheet.
Interest and Commitment Fees: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rates as of September 25, 2010 were 3.3% and 0.3%, respectively. The Company’s interest rate for the first six months of fiscal year 2011 ranged from 1.2% to 2.8%.
Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2011.
Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of its wholly-owned subsidiary, Transmation (Canada) Inc., as collateral security for the loans made under the Revolving Credit Facility.
NOTE 3 – STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 25, 2010, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.
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
Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At September 25, 2010, the Company estimated the probability of achievement for the performance-based awards granted in fiscal years 2011, 2010 and 2009 to be 100%, 75% and 0% of the target levels, respectively. Total expense relating to performance-based restricted awards, based on grant date fair value and the estimated probability of achievement, was $0.1 million and less than $0.1 million in the first six months of fiscal years 2011 and 2010, respectively. Unearned compensation totaled $0.4 million as of September 25, 2010.
Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award. Total expense relating to options was $0.2 million and $0.3 million in the first six months of fiscal years 2011 and 2010, respectively.
The following table summarizes the Company’s options as of and for the six months ended September 25, 2010:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 27, 2010	674	$5.72
Granted	–	–
Exercised	(7)	2.60
Cancelled/Forfeited	–	–

Outstanding as of September 25, 2010	667	5.75	6	$1,027

Exercisable as of September 25, 2010	516	5.28	6	1,003

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 25, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of September 25, 2010 was $0.3 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2011 was less than $0.1 million. Cash received from the exercise of options in the first six months of fiscal year 2011 was less than $0.1 million.
Warrants: The warrants expire five years from the date of grant. The following table summarizes warrants as of and for the six months ended September 25, 2010:

		Weighted
		Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding as of March 27, 2010	41	$4.89
Granted	–	–
Exercised	(20)	4.26
Cancelled/Forfeited	(4)	4.26
Outstanding as of September 25, 2010	17	5.80	Less than 1 year	$21

Exercisable as of September 25, 2010	17	5.80	Less than 1 year	21

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on September 25, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
The aggregate intrinsic value of warrants exercised in the first six months of fiscal year 2011 was less than $0.1 million. Cash received from the exercise of warrants in the first six months of fiscal year 2011 was less than $0.1 million.
NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the second quarter and the six months ended September 25, 2010 and September 26, 2009:

	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25	September 26
	2010	2009	2010	2009
Net Revenue:
Product Sales	$13,472	$11,970	$26,447	$23,238
Service Revenue	7,448	6,525	15,101	12,465

Total	20,920	18,495	41,548	35,703

Gross Profit:
Product	3,202	2,664	6,703	5,312
Service	1,756	1,508	3,613	2,745

Total	4,958	4,172	10,316	8,057

Operating Expenses:
Product (1)	2,296	2,302	5,170	4,657
Service (1)	1,755	1,534	3,788	3,180

Total	4,051	3,836	8,958	7,837

Operating Income	907	336	1,358	220

Unallocated Amounts:
Total Other Expense, net	33	28	40	57
Provision for Income Taxes	347	120	513	64

Total	380	148	553	121

Net Income	$527	$188	$805	$99

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
NOTE 5 – ACQUISITIONS
On January 27, 2010, Transcat, through its wholly-owned subsidiary USEC Acquisition Corp., acquired United Scale & Engineering Corporation. At the date of purchase, the Company accrued contingent consideration in the amount of $0.2 million relating to certain holdback provisions under the terms of the purchase agreement. During the first six months of fiscal year 2011, Transcat paid less than $0.1 million in partial satisfaction of this contingency. As of September 25, 2010, $0.2 million in contingent consideration remains accrued and is included in other current liabilities in the Consolidated Balance Sheet.
On August 14, 2008, Transcat acquired Westcon, Inc. (“Westcon”). At closing, Transcat and the sole shareholder of Westcon entered into an earn out agreement. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and achieving certain post-closing gross profit and revenue targets. During the first six months of fiscal years 2011 and 2010, payments totaling less than $0.1 million were earned and recorded as compensation expense in the Consolidated Statements of Operations and Comprehensive Income. Total earn out consideration unpaid as of September 25, 2010 was $0.2 million and is included in other current liabilities in the Consolidated Balance Sheet.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements: This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results and outcomes may materially differ from those expressed or forecasted in any such forward-looking statements. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 27, 2010. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Stock-Based Compensation: We measure the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. We record compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not capitalize any stock-based compensation costs as part of an asset. We estimate forfeiture rates based on our historical experience.
Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.
During the first quarter of fiscal years 2011, 2010 and 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At September 25, 2010, we estimated the probability of achievement for the performance-based awards granted in fiscal years 2011, 2010 and 2009 to be 100%, 75% and 0% of the target levels, respectively.

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
RESULTS OF OPERATIONS
The following table presents, for the second quarter and first six months of fiscal years 2011 and 2010, the components of our Consolidated Statements of Operations.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Gross Profit Percentage:
Product Gross Profit	23.8%	22.3%	25.3%	22.9%
Service Gross Profit	23.6%	23.1%	23.9%	22.0%
Total Gross Profit	23.7%	22.6%	24.8%	22.6%

As a Percentage of Total Net Revenue:
Product Sales	64.4%	64.7%	63.7%	65.1%
Service Revenue	35.6%	35.3%	36.3%	34.9%

Total Net Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.1%	13.1%	13.4%	13.9%
Administrative Expenses	7.3%	7.6%	8.1%	8.0%

Total Operating Expenses	19.4%	20.7%	21.5%	21.9%

Operating Income	4.3%	1.9%	3.3%	0.7%

Interest Expense	0.1%	0.1%	0.1%	0.1%
Total Other Expense, net	0.1%	0.1%	0.0%	0.1%

Total Other Expense	0.2%	0.2%	0.1%	0.2%

Income Before Income Taxes	4.1%	1.7%	3.2%	0.5%
Provision for Income Taxes	1.7%	0.6%	1.2%	0.2%

Net Income	2.4%	1.1%	2.0%	0.3%

SECOND QUARTER ENDED SEPTEMBER 25, 2010 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 26, 2009 (dollars in thousands):
Revenue:

	Second Quarter Ended
	September 25,	September 26,
	2010	2009
Net Revenue:
Product Sales	$13,472	$11,970
Service Revenue	7,448	6,525

Total	$20,920	$18,495

Net revenue increased $2.4 million, or 13.1%, from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011.
Our product net sales accounted for 64.4% of our total net revenue in the second quarter of fiscal year 2011 and 64.7% of our total net revenue in the second quarter of fiscal year 2010. For the second quarter of fiscal year 2011, product net sales increased $1.5 million, or 12.5%, compared to the second quarter of fiscal year 2010. This growth reflects the modest improvement in the economy, a better pricing environment, the success of the Company’s sales and marketing efforts and incremental product sales from United Scale & Engineering Corporation (“United Scale”), which we acquired during the fourth quarter of fiscal year 2010. Our fiscal years 2011 and 2010 product net sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2011		FY 2010
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	12.5%	15.1%	20.5%	8.5%	(7.6%)	(8.5%)
Our average product sales per business day increased to $214 in the second quarter of fiscal year 2011, compared with $190 in the second quarter of fiscal year 2010. Our product sales per business day for each fiscal quarter during the fiscal years 2011 and 2010 are as follows:

	FY 2011		FY 2010
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$214	$203	$230	$249	$190	$176
In the second quarter of fiscal year 2011, sales through our direct channel increased 6.7% from the same period in the prior fiscal year. In addition to incremental revenue from United Scale of $0.4 million, direct sales to our traditional U.S., International and Canadian markets increased $1.0 million. These increases were partially offset by declining sales to wind energy industry customers of $0.7 million. Wind energy product sales, which represented 6.3% and 13.1% of our total product net sales in the second quarter of fiscal years 2011 and 2010, respectively, declined due to the timing of wind energy customer projects. Sales to our reseller channel increased 33.0% from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011, mainly attributed to the improved economic conditions during the second quarter of fiscal year 2011. The mix of reseller sales as a percent of our total product net sales increased 380 basis points from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011, partially the result of somewhat constrained sales growth in our direct sales channel due to the declining wind energy sales and a lower than normal mix of reseller sales in the prior year second quarter due to the economy. The following table presents the percent of net sales for the significant product distribution channels for each fiscal quarter during fiscal years 2011 and 2010:

	FY 2011		FY 2010
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	73.5%	74.3%	75.2%	70.8%	77.5%	75.2%
Reseller	24.9%	24.1%	23.2%	27.8%	21.1%	23.3%
Freight Billed to Customers	1.6%	1.6%	1.6%	1.4%	1.4%	1.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for the second quarter of fiscal year 2011 were relatively consistent to both the second quarter of fiscal year 2010 as well as the first quarter of fiscal year 2011. Pending product shipments in the second quarter of fiscal year 2011 included $0.1 million for United Scale, which was not applicable in the same period of the prior year. The portion of pending product shipments attributable to backorders has also remained consistent in both years. The following table presents the percentage of total pending product shipments that are backorders at the end of the second quarter of fiscal year 2011 and our historical trend of total pending product shipments:

	FY 2011		FY 2010
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$1,962	$1,911	$1,774	$2,351	$1,904	$1,445
% of Pending Product Shipments that are Backorders	77.6%	78.6%	90.6%	82.8%	78.9%	72.2%
Service revenue increased $0.9 million, or 14.1%, from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011. This growth can be attributed to expansion of our existing customer base and incremental revenue associated with United Scale of $0.5 million. Services provided to customers within the wind energy industry were relatively consistent quarter-over-quarter. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended September 25, 2010 was $30.6 million, up 21.2% when compared with $25.2 million for the twelve months ended September 26, 2009. Our fiscal years 2011 and 2010 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2011		FY 2010
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	14.1%	28.8%	30.6%	10.7%	15.5%	7.2%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest in facilities, equipment and uniquely-trained personnel necessary to perform all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, we have historically outsourced 15% to 20% of service segment revenue to third party vendors for calibration or services beyond our chosen scope of capabilities. In the second quarter of fiscal year 2011, we outsourced 19.8% of our service segment revenue, relatively consistent with the 20.2% of service revenue outsourced in the same period the prior year. In the three trailing quarters prior to the second quarter of fiscal year 2011, we experienced a higher percentage of outsourced revenue above our historical norms due to specific services provided to wind energy customers, which fall outside our current scope of capabilities. We will continue to evaluate the need for capital investments that could provide additional in-house capabilities we deem appropriate. The following table presents the source of our service segment revenue and the percent of service segment revenue for each fiscal quarter during fiscal years 2011 and 2010:

	FY 2011		FY 2010
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	77.9%	74.4%	75.9%	73.5%	77.3%	79.3%
Outsourced	19.8%	23.3%	21.6%	24.0%	20.2%	18.2%
Freight Billed to Customers	2.3%	2.3%	2.5%	2.5%	2.5%	2.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	Second Quarter Ended
	September 25,	September 26,
	2010	2009
Gross Profit:
Product	$3,202	$2,664
Service	1,756	1,508

Total	$4,958	$4,172

Total gross profit dollars in the second quarter of fiscal year 2011 increased $0.8 million, or 18.8%, from the second quarter of fiscal year 2010. As a percentage of total net revenue, total gross profit increased 110 basis points over the same time period.
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
The channel gross profit percentage in our direct distribution channel improved 230 basis points from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011. As a result of the improved economy, we have seen an increase in the number of potential customers within the marketplace, alleviating the need for the competitive pricing structure experienced during the weaker economy and allowing us to reduce price discounting. Within the reseller channel, we improved quarter-over-quarter gross profit by 100 basis points and continued use of a volume-based pricing structure.
Total product gross profit in the second quarter of fiscal year 2011 was 23.8% of total product sales and improved 150 basis points when compared with 22.3% of total product sales in the second quarter of fiscal year 2010. Product gross profit improved $0.5 million in the second quarter of fiscal year 2011 compared to the second quarter of fiscal year 2010, which was the result of increased volume and $0.2 million in vendor point-of-sale rebates, partially offset by a $0.1 million decline in cooperative advertising income due the timing of direct marketing campaigns. Vendor point-of-sale rebates are based on year-over-year growth in product segment sales. We did not qualify for this type of rebate in the second quarter of fiscal year 2010. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2011		FY 2010
	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % - Direct (1)	25.5%	25.0%	24.7%	23.1%	23.2%	24.3%
Channel Gross Profit % - Reseller (1)	16.6%	16.9%	16.0%	15.0%	15.6%	17.0%

Channel Gross Profit % - Combined (2)	23.3%	23.0%	22.6%	20.8%	21.6%	22.6%
Other Items % (3)	0.5%	4.0%	3.1%	1.2%	0.7%	0.9%

Total Product Gross Profit %	23.8%	27.0%	25.7%	22.0%	22.3%	23.5%

(1)	Channel gross profit % is calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase costs divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Service gross profit increased $0.2 million, or 16.4%, from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011. As a percent of service revenue, service gross profit increased 50 basis points over the same time period. During the quarter, margin expansion was constrained as the incremental revenue from United Scale was mostly offset by associated incremental service costs. The following table reflects our service gross profit growth in relation to prior fiscal year quarters:

	FY 2011		FY 2010
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth	16.4%	50.1%	25.4%	15.0%	25.5%	2.9%
Operating Expenses:

	Second Quarter Ended
	September 25,	September 26,
	2010	2009
Operating Expenses:
Selling, Marketing and Warehouse	$2,529	$2,428
Administrative	1,522	1,408

Total	$4,051	$3,836

Operating expenses increased $0.2 million, or 5.6%, from the second quarter of fiscal year 2010 to the second quarter of fiscal year 2011. As a percentage of net revenue, operating expenses in the current period were 19.4%, down from 20.7% in the prior year period, primarily due to our efforts to control discretionary spending. Selling, marketing and warehouse expenses increased $0.1 million, or 4.2%, to $2.5 million in the second quarter of fiscal year 2011 compared with the second quarter of fiscal year 2010. For the same time period, administrative expenses increased $0.1 million, or 8.1%, to $1.5 million. The increase in operating expense was due primarily to incremental United Scale costs.
Taxes:

	Second Quarter Ended
	September 25,	September 26,
	2010	2009
Provision for Income Taxes	$347	$120
Our effective tax rates for the second quarter of fiscal years 2011 and 2010 were 39.7% and 39.0%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.
SIX MONTHS ENDED SEPTEMBER 25, 2010 COMPARED TO SIX MONTHS ENDED SEPTEMBER 26, 2009 (dollars in thousands):
Revenue:

	Six Months Ended
	September 25,	September 26,
	2010	2009
Net Revenue:
Product Sales	$26,447	$23,238
Service Revenue	15,101	12,465

Total	$41,548	$35,703

Net revenue increased $5.8 million, or 16.4%, from the first six months of fiscal year 2010 to the first six months of fiscal year 2011. Both organic growth on our existing business and incremental revenue from United Scale of $1.8 million contributed to the increase in revenue.
Our product net sales accounted for 63.7% and 65.1% of our total net revenue in the first six months of fiscal years 2011 and 2010, respectively. For the first six months of fiscal year 2011, product net sales increased $3.2 million, or 13.8%, compared with the first six months of fiscal year 2010. Within our direct channel, product net sales, during this same period, increased by $1.8 million despite a $1.5 million decrease in sales to wind energy customers due to the timing of projects. In the first six months of fiscal year 2011, wind energy product sales were $1.3 million and represented 4.8% of our total product net sales. Targeted marketing efforts as well as an improved economy contributed to the growth in our traditional customer base within our direct channel. The improved economy also had a positive impact on our reseller channel as sales increased $1.3 million, or 25.9%, for the first six months of fiscal year 2011 compared with the first six months of fiscal year 2010. Also, during this time period, United Scale contributed $0.8 million in incremental product sales.
Service revenue increased $2.6 million, or 21.1%, from the first six months of fiscal year 2010 to the first six months of fiscal year 2011. The revenue increase was comprised of $1.2 million of organic growth, $0.9 million in incremental revenue from United Scale and $0.5 million in increased services provided to customers in the wind energy industry. In addition, within any six month period, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.
Gross Profit:

	Six Months Ended
	September 25,	September 26,
	2010	2009
Gross Profit:
Product	$6,703	$5,312
Service	3,613	2,745

Total	$10,316	$8,057

Total gross profit dollars in the first six months of fiscal year 2011 increased $2.3 million, or 28.0%, from the first six months of fiscal year 2010. As a percentage of total revenue, total gross profit improved 220 basis points over the same time period.
The gross profit percentage in our direct and reseller channels increased 150 basis points and 40 basis points, respectively, from the first six months of fiscal year 2010 to the first six months of fiscal year 2011. With an improving economy and more customers in the marketplace, we were able to lessen the discounts extended to customers in comparison to the higher discounts required during the recessionary economic environment of a year ago.
Total product gross profit in the first six months of fiscal year 2011 was 25.3% of total product sales and increased 240 basis points when compared with 22.9% of total product sales in the first six months of fiscal year 2010. Product gross profit increased $1.4 million in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010, which was the result of increased volume, reduced price discounting and higher manufacturer point of sale rebates. Point-of-sale rebates are growth-based. We did not qualify for this type of rebate in the first six months of fiscal year 2010.
Service gross profit dollars increased 31.6% from the first six months of fiscal year 2010 to the first six months of fiscal year 2011. As a percent of service revenue, service gross profit increased 190 basis points over the same time period. We realized a period-over-period increase in the cost of services sold of 18.2% in the first six months of fiscal year 2011 compared to the first six months of fiscal year 2010, which was primarily due to incremental costs associated with United Scale and additional expenses associated with increased third party calibrations provided to the wind energy industry.
Operating Expenses:

	Six Months Ended
	September 25,	September 26,
	2010	2009
Operating Expenses:
Selling, Marketing and Warehouse	$5,578	$4,967
Administrative	3,380	2,870

Total	$8,958	$7,837

Operating expenses increased $1.1 million, or 14.3%, from the first six months of fiscal year 2010 to the first six months of fiscal year 2011. Sales, marketing and warehouse expenses increased $0.6 million during the same period, primarily driven by incremental cost associated with United Scale and strategic investments in sales and marketing for both the product and service segment. Despite the increase in costs, sales, marketing and warehouse expenses as a percentage of total revenue declined 50 basis points during the first six months of fiscal year 2011. Administrative expenses increased $0.5 million from the first six months of fiscal year 2010 to the first six months of fiscal year 2010. As a percent of total revenue, administrative expenses were consistent in both years. The increase in administrative expenses is primarily due to the incremental cost associated with United Scale and other employee-related expenses.

Taxes:

	Six Months Ended
	September 25,	September 26,
	2010	2009
Provision for Income Taxes	$513	$64
Our effective tax rates for the first six months of fiscal years 2011 and 2010 were 38.9% and 39.3%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future. We have begun discussions with our current lender and have no reason to believe that we will be unable to renew our credit facility beyond its current maturity in August 2011.
Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Second Quarter Ended
	September 25,	September 26,
	2010	2009
Cash (Used in) Provided by:
Operating Activities	$841	$3,507
Investing Activities	(665)	(1,696)
Financing Activities	(248)	(1,848)
Operating Activities: Net cash provided by operations was $0.8 million for the first six months of fiscal year 2011 compared to $3.5 million of cash provided by operations in the first six months of fiscal year 2010. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory balance at September 25, 2010 was $7.3 million, an increase of $1.4 million when compared to $5.9 million on-hand on March 27, 2010. The increase was primarily due to our strategic decision to maintain higher inventory levels of specific, higher-volume products, in support of greater sales growth and in response to increased lead times from manufacturers. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

•	Receivables: We continue to maintain strong collections on our accounts receivable. The following table illustrates our days sales outstanding for the fiscal quarters ended September 25, 2010 and September 26, 2009:

	September 25,	September 26,
	2010	2009
Net Sales, for the last two fiscal months	$14,937	$13,172
Accounts Receivable, net	$9,112	$8,279
Days Sales Outstanding	37	38
Investing Activities: During the first six months of fiscal years 2011 and 2010, we invested $0.7 million and $0.6 million, respectively, of cash primarily for additional service capabilities and infrastructure improvements that included facility expansion and investment in information technology. Also during the first six months of fiscal year 2010, we paid $1.1 million in contingent consideration under the terms of the merger agreement with Westcon. See Note 5 of our Consolidated Financial Statements in this report for more information on the acquisition.
Financing Activities: During the first six months of fiscal year 2011, we used approximately $0.2 million in net cash for financing activities, compared to $1.8 million in the first six months of fiscal year 2010, primarily to reduce debt.

OUTLOOK
We continue to drive our strategy to increase our focused market penetration in calibration services while leveraging our strong brand in the distribution of test and measurement instruments. As we look to the rest of the fiscal year, we expect our second half to be in line with our longer-term growth expectations of mid-to high single digit growth in the product segment and low double digit growth in the service segment. As we have demonstrated, we expect the leverage within our service segment to augment our bottom line at a greater pace than revenue growth.
Wind energy industry projects are expected to increase over the next 12 to 15 months and it is our expectation that we can continue to grow our market share in this field. However, the timing of these projects and the related demand for our products and services remain difficult to predict.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of September 25, 2010, $15.0 million was available under our credit facility, of which $2.1 million was outstanding and included in current portion of long-term debt on the Consolidated Balance Sheet.
Under our credit facility described in Note 2 of our Consolidated Financial Statements in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility or the London Interbank Offered Rate (“LIBOR”). As of September 25, 2010, the base rate and the LIBOR rate were 3.3% and 0.3%, respectively. Our interest rate for the first six months of fiscal year 2011 ranged from 1.2% to 2.8%. On September 25, 2010, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
FOREIGN CURRENCY
Over 90% of our net revenue for the first six months of fiscal years 2011 and 2010 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We periodically enter into foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first six months of fiscal years 2011 and 2010, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 25, 2010, we had a foreign exchange forward contract, set to mature in October 2010, outstanding in the notional amount of $0.2 million. We do not use hedging arrangements for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES
(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

(b) Changes in Internal Control over Financial Reporting: There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.
Date: November 5, 2010	/s/ Charles P. Hadeed
Charles P. Hadeed
President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: November 5, 2010	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002