Form 10-Q
period 2010-12-25
TRANSCAT INC
filed 2011-02-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: December 25, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000–03905
TRANSCAT, INC.
(Exact name of registrant as specified in its charter)

Ohio	16–0874418
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
35 Vantage Point Drive, Rochester, New York 14624
(Address of principal executive offices) (Zip Code)
(585) 352–7777
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑
The number of shares of Common Stock, par value $0.50 per share, of the registrant outstanding as of February 4, 2011 was 7,253,790.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009
Product Sales	$16,562	$15,186	$43,009	$38,424
Service Revenue	7,319	6,637	22,420	19,102

Net Revenue	23,881	21,823	65,429	57,526

Cost of Products Sold	12,119	11,843	31,863	29,769
Cost of Services Sold	5,710	5,174	17,198	14,894

Total Cost of Products and Services Sold	17,829	17,017	49,061	44,663

Gross Profit	6,052	4,806	16,368	12,863

Selling, Marketing and Warehouse Expenses	2,999	2,564	8,577	7,531
Administrative Expenses	1,613	1,451	4,993	4,321

Total Operating Expenses	4,612	4,015	13,570	11,852

Operating Income	1,440	791	2,798	1,011

Interest Expense	13	9	41	34
Other Expense, net	1	7	13	39

Total Other Expense	14	16	54	73

Income Before Income Taxes	1,426	775	2,744	938
Provision for Income Taxes	529	292	1,042	356

Net Income	897	483	1,702	582

Other Comprehensive Income	13	26	23	98

Comprehensive Income	$910	$509	$1,725	$680

Basic Earnings Per Share	$0.12	$0.07	$0.23	$0.08
Average Shares Outstanding	7,307	7,343	7,299	7,373

Diluted Earnings Per Share	$0.12	$0.06	$0.23	$0.08
Average Shares Outstanding	7,553	7,560	7,543	7,602
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 25,	March 27,
	2010	2010
ASSETS
Current Assets:
Cash	$18	$123
Accounts Receivable, less allowance for doubtful accounts of $101 and $82 as of December 25, 2010 and March 27, 2010, respectively	10,387	11,439
Other Receivables	1,357	418
Inventory, net	7,386	5,906
Prepaid Expenses and Other Current Assets	1,061	915
Deferred Tax Asset	648	566

Total Current Assets	20,857	19,367
Property and Equipment, net	4,176	4,163
Goodwill	10,334	10,038
Intangible Assets, net	1,237	1,234
Deferred Tax Asset	453	533
Other Assets	393	378

Total Assets	$37,450	$35,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,252	$8,798
Accrued Compensation and Other Liabilities	3,276	3,171
Income Taxes Payable	374	251

Total Current Liabilities	12,902	12,220
Long-Term Debt	1,674	2,532
Other Liabilities	807	704

Total Liabilities	15,383	15,456

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,750,685 and 7,698,450 shares issued as of December 25, 2010 and March 27, 2010, respectively; 7,251,903 and 7,279,668 shares outstanding as of December 25, 2010 and March 27, 2010, respectively	3,875	3,849
Capital in Excess of Par Value	9,975	9,357
Accumulated Other Comprehensive Income	405	382
Retained Earnings	10,006	8,304
Less: Treasury Stock, at cost, 498,782 and 418,782 shares as of December 25, 2010 and March 27, 2010, respectively	(2,194)	(1,635)

Total Shareholders’ Equity	22,067	20,257

Total Liabilities and Shareholders’ Equity	$37,450	$35,713

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 25,	December 26,
	2010	2009
Cash Flows from Operating Activities:
Net Income	$1,702	$582
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	1	(86)
Depreciation and Amortization	1,622	1,524
Provision for Accounts Receivable and Inventory Reserves	88	52
Stock-Based Compensation Expense	398	530
Change in Contingent Consideration	(55)	–
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	73	(1,143)
Inventory	(1,517)	(706)
Prepaid Expenses and Other Assets	(519)	(833)
Accounts Payable	454	3,526
Accrued Compensation and Other Liabilities	332	645
Income Taxes Payable	113	(119)

Net Cash Provided by Operating Activities	2,692	3,972

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,081)	(941)
Payments of Contingent Consideration	–	(1,093)
Business Acquisition	(491)	–

Net Cash Used in Investing Activities	(1,572)	(2,034)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(842)	(1,499)
Payments on Other Debt Obligations	(16)	(20)
Payment of Contingent Consideration	(52)	–
Issuance of Common Stock	236	169
Repurchase of Common Stock	(559)	(647)
Excess Tax Benefits Related to Stock-Based Compensation	10	9

Net Cash Used in by Financing Activities	(1,223)	(1,988)

Effect of Exchange Rate Changes on Cash	(2)	16

Net Decrease in Cash	(105)	(34)
Cash at Beginning of Period	123	59

Cash at End of Period	$18	$25

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$43	$49
Income Taxes, net	$890	$559
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total
Balance as of March 27, 2010	7,698	$3,849	$9,357	$382	$8,304	419	$(1,635)	$20,257
Issuance of Common Stock	49	24	212					236
Repurchase of Common Stock						80	(559)	(559)
Stock-Based Compensation			376					376
Restricted Stock	3	2	20					22
Tax Benefit from Stock-Based Compensation			10					10
Comprehensive Income:
Currency Translation Adjustment				13				13
Unrecognized Prior Service Cost, net of tax				10				10
Net Income					1,702			1,702

Balance as of December 25, 2010	7,750	$3,875	$9,975	$405	$10,006	499	$(2,194)	$22,067

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)
NOTE 1 – GENERAL
Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair and weighing system services primarily for pharmaceutical and FDA-regulated, industrial manufacturing, energy and utilities, chemical process, and other industries.
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
Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of the fiscal year ending March 26, 2011 (“fiscal year 2011”) and the first nine months of fiscal year 2010, the Company recorded non-cash stock-based compensation expense in the amount of $0.4 million and $0.5 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income.
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
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first nine months of fiscal years 2011 and 2010. The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first nine months of fiscal years 2011 and 2010, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 25, 2010, the Company had a foreign exchange contract, set to mature in January 2011, outstanding in the notional amount of $0.8 million. The Company does not use hedging arrangements for speculative purposes.

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
The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009
Average Shares Outstanding – Basic	7,307	7,343	7,299	7,373
Effect of Dilutive Common Stock Equivalents	246	217	244	229

Average Shares Outstanding – Diluted	7,553	7,560	7,543	7,602

Anti-dilutive Common Stock Equivalents	594	623	596	612

Shareholders’ Equity: In November 2010, the Company repurchased 0.1 million shares of its common stock for $0.6 million from an officer of the Company and assigned the shares into treasury.
Subsequent Events: On January 11, 2011, Transcat acquired substantially all of the assets of Wind Turbine Tools, Inc. and affiliated entities. Wind Turbine Tools, Inc., located in Lincoln, Montana, is a premier provider of wind energy industry product tool kit solutions, technical assistance, torque calibration and hydraulic services.
On January 15, 2011, Transcat extended its credit agreement (the “Credit Agreement”) for three years. The Credit Agreement allows, within any twelve month period, business acquisitions totaling up to $10.0 million and payments of dividends and repurchases of common stock of up to $2.0 million. All other significant terms were unchanged.
The Company has evaluated all other events and transactions that occurred subsequent to December 25, 2010. No other material subsequent events have occurred that require recognition or disclosure in the Consolidated Financial Statements.
Reclassification of Amounts: Certain reclassifications of financial information for the prior fiscal year have been made to conform to the presentation for the current fiscal year.
NOTE 2 – DEBT
Description: Transcat, through its Credit Agreement, has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”). As of December 25, 2010, $15.0 million was available under the Credit Agreement, of which $1.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Interest and Commitment Fees: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (defined as the highest of prime, a three month certificate of deposit plus 1%, or the federal funds rate plus 1/2 of 1%) (the “Base Rate”) or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rates as of December 25, 2010 were 3.3% and 0.3%, respectively. The Company’s interest rate for the first nine months of fiscal year 2011 ranged from 1.2% to 2.8%.
Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2011.
Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property and the common stock of its wholly-owned subsidiary, Transmation (Canada) Inc., as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 25, 2010, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.
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
Restricted Stock: During the first quarter of fiscal years 2011, 2010 and the fiscal year ended March 28, 2009 (“fiscal year 2009”), the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period.
Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At December 25, 2010, the Company estimated the probability of achievement for the performance-based awards granted in fiscal years 2011, 2010 and 2009 to be 100%, 75% and 0% of the target levels, respectively. Total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was $0.1 million in the first nine months of fiscal years 2011 and 2010, respectively. Unearned compensation totaled $0.3 million as of December 25, 2010.
Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award. Total expense relating to options was $0.2 million and $0.4 million in the first nine months of fiscal years 2011 and 2010, respectively.
The following table summarizes the Company’s options as of and for the nine months ended December 25, 2010:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 27, 2010	674	$5.72
Granted	–	–
Exercised	(12)	2.43
Cancelled/Forfeited	(4)	7.17

Outstanding as of December 25, 2010	658	5.77	6	$1,088

Exercisable as of December 25, 2010	507	5.29	5	1,059

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 25, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of December 25, 2010 was $0.2 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2011 was less than $0.1 million. Cash received from the exercise of options in the first nine months of fiscal year 2011 was less than $0.1 million.

Warrants: Warrants expire five years from the date of grant. The following table summarizes the Company’s warrants as of and for the nine months ended December 25, 2010:

		Weighted
		Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term	Value
Outstanding as of March 27, 2010	41	$4.89
Granted	–	–
Exercised	(20)	4.26
Cancelled/Forfeited	(4)	4.26

Outstanding as of December 25, 2010	17	5.80	Less than 1 year	$23

Exercisable as of December 25, 2010	17	5.80	Less than 1 year	23

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on December 25, 2010. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of warrants exercised in the first nine months of fiscal year 2011 was less than $0.1 million. Cash received from the exercise of warrants in the first nine months of fiscal year 2011 was less than $0.1 million.
NOTE 4 – SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the third quarter and the nine months ended December 25, 2010 and December 26, 2009:

	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009
Net Revenue:
Product Sales	$16,562	$15,186	$43,009	$38,424
Service Revenue	7,319	6,637	22,420	19,102

Total	23,881	21,823	65,429	57,526

Gross Profit:
Product	4,443	3,343	11,146	8,655
Service	1,609	1,463	5,222	4,208

Total	6,052	4,806	16,368	12,863

Operating Expenses:
Product (1)	2,826	2,457	7,997	7,114
Service (1)	1,786	1,558	5,573	4,738

Total	4,612	4,015	13,570	11,852

Operating Income	1,440	791	2,798	1,011

Unallocated Amounts:
Total Other Expense, net	14	16	54	73
Provision for Income Taxes	529	292	1,042	356

Total	543	308	1,096	429

Net Income	$897	$483	$1,702	$582

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – ACQUISITIONS
On November 1, 2010, Transcat, through Transmation (Canada) Inc., acquired certain assets of the service division of ACA TMetrix Inc. (“TMetrix”) for approximately $0.5 million. TMetrix provides calibration and repair services throughout Canada and is located in Mississauga, Ontario. The assets were recorded under the purchase method of accounting at their estimated fair values as of the date of acquisition. Pro forma information as of the beginning of the periods presented and the operating results of TMetrix since the date of acquisition have not been disclosed as the acquisition was not considered significant.
On January 27, 2010, Transcat, through its wholly-owned subsidiary USEC Acquisition Corp., acquired United Scale & Engineering Corporation (“United Scale”). At the date of purchase, the Company accrued contingent consideration in the amount of $0.2 million relating to certain holdback provisions under the terms of the purchase agreement. During the first nine months of fiscal year 2011, Transcat paid less than $0.1 million in partial satisfaction of this contingency. As of December 25, 2010, $0.1 million in contingent consideration remains accrued and is included in other current liabilities in the Consolidated Balance Sheet.
On August 14, 2008, Transcat acquired Westcon, Inc. (“Westcon”). At closing, Transcat and the sole shareholder of Westcon entered into an earn out agreement. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and achieving certain post-closing gross profit and revenue targets. During the first nine months of fiscal years 2011 and 2010, payments totaling less than $0.1 million were earned and recorded as compensation expense in the Consolidated Statements of Operations and Comprehensive Income. Total earn out consideration unpaid as of December 25, 2010 was less than $0.1 million and is included in other current liabilities in the Consolidated Balance Sheet.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements: This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, goals and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results and outcomes may materially differ from those expressed or forecasted in any such forward-looking statements. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the SEC, including the Annual Report on Form 10-K for the fiscal year ended March 27, 2010. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
During the first quarter of fiscal years 2011, 2010 and 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At December 25, 2010, we estimated the probability of achievement for the performance-based awards granted in fiscal years 2011, 2010 and 2009 to be 100%, 75% and 0% of the target levels, respectively.
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
RESULTS OF OPERATIONS
The following table presents, for the third quarter and first nine months of fiscal years 2011 and 2010, the components of our Consolidated Statements of Operations.

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2010	2009	2010	2009
Gross Profit Percentage:
Product Gross Profit	26.8%	22.0%	25.9%	22.5%
Service Gross Profit	22.0%	22.0%	23.3%	22.0%
Total Gross Profit	25.3%	22.0%	25.0%	22.4%

As a Percentage of Total Net Revenue:
Product Sales	69.4%	69.6%	65.7%	66.8%
Service Revenue	30.6%	30.4%	34.3%	33.2%

Total Net Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.6%	11.8%	13.1%	13.2%
Administrative Expenses	6.8%	6.6%	7.6%	7.5%

Total Operating Expenses	19.4%	18.4%	20.7%	20.7%

Operating Income	5.9%	3.6%	4.3%	1.7%

Interest Expense	0.1%	0.0%	0.1%	0.1%
Total Other Expense, net	0.0%	0.0%	0.0%	0.1%

Total Other Expense	0.1%	0.0%	0.1%	0.2%

Income Before Income Taxes	5.8%	3.6%	4.2%	1.5%
Provision for Income Taxes	2.2%	1.3%	1.6%	0.6%

Net Income	3.6%	2.3%	2.6%	0.9%

THIRD QUARTER ENDED DECEMBER 25, 2010 COMPARED TO THIRD QUARTER ENDED DECEMBER 26, 2009
(dollars in thousands):
Revenue:

	Third Quarter Ended
	December 25,	December 26,
	2010	2009
Net Revenue:
Product Sales	$16,562	$15,186
Service Revenue	7,319	6,637

Total	$23,881	$21,823

Net revenue increased $2.1 million, or 9.4%, from the third quarter of fiscal year 2010 to the third quarter of fiscal year 2011.
Our product net sales accounted for 69.4% of our total net revenue in the third quarter of fiscal year 2011 and 69.6% of our total net revenue in the third quarter of fiscal year 2010. For the third quarter of fiscal year 2011, product net sales increased $1.4 million, or 9.1%, compared to the third quarter of fiscal year 2010. This growth reflects the modest improvement in the economy, a better pricing environment, the success of the Company’s sales and marketing efforts and incremental product sales from United Scale, which we acquired during the fourth quarter of fiscal year 2010. Our fiscal years 2011 and 2010 product net sales growth in relation to prior fiscal year quarter comparisons are as follows:

	FY 2011			FY 2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	9.1%	12.5%	15.1%	20.5%	8.5%	(7.6%)	(8.5%)
Our average product sales per business day increased to $267 in the third quarter of fiscal year 2011, compared with $249 in the third quarter of fiscal year 2010. Our product sales per business day for each fiscal quarter during the fiscal years 2011 and 2010 are as follows:

	FY 2011			FY 2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$267	$214	$203	$230	$249	$190	$176
In the third quarter of fiscal year 2011, sales through our direct channel increased 15.9% from the same period in the prior fiscal year. In addition to incremental revenue from United Scale of $0.5 million, direct sales to our traditional U.S., International and Canadian markets increased $1.5 million. These increases were partially offset by a decline in sales to wind energy industry customers of $0.3 million. Wind energy product sales, which represented 4.7% and 7.3% of our total product net sales in the third quarter of fiscal years 2011 and 2010, respectively, declined due to the timing of new construction projects for wind energy customers.
Sales to our reseller channel decreased 8.6% in the third quarter of fiscal year 2011 compared with our record level reseller sales in the third quarter of fiscal year 2010. With double-digit growth in sales to our direct channel and lower reseller sales, the mix of reseller sales as a percent of our total product net sales decreased 450 basis points from the third quarter of fiscal year 2010 to the third quarter of fiscal year 2011. The following table presents the percent of net sales for the significant product distribution channels for each fiscal quarter during fiscal years 2011 and 2010:

	FY 2011			FY 2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	75.2%	73.5%	74.3%	75.2%	70.8%	77.5%	75.2%
Reseller	23.3%	24.9%	24.1%	23.2%	27.8%	21.1%	23.3%
Freight Billed to Customers	1.5%	1.6%	1.6%	1.6%	1.4%	1.4%	1.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete, and orders required to be shipped at a future date. Our total pending product shipments for the third quarter of fiscal year 2011 increased by $0.2 million when compared to the third quarter of fiscal year 2010. Pending product shipments in the third quarter of fiscal year 2011 included $0.2 million for United Scale, which was not applicable in the third quarter of fiscal year 2010. The portion of pending product shipments attributable to backorders increased by 260 basis points from the third quarter of fiscal year 2010 to the third quarter of fiscal year 2011. The increase was primarily due to a higher volume of orders placed for specialized items we do not routinely stock and the resulting longer lead times associated with those items. The following table presents the percentage of total pending product shipments that are backorders at the end of the third quarter of fiscal year 2011 and our historical trend of total pending product shipments:

	FY 2011			FY 2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,528	$1,962	$1,911	$1,774	$2,351	$1,904	$1,445
% of Pending Product Shipments that are Backorders	85.4%	77.6%	78.6%	90.6%	82.8%	78.9%	72.2%
Service revenue increased $0.7 million, or 10.3%, from the third quarter of fiscal year 2010 to the third quarter of fiscal year 2011. This growth can be attributed to expansion of our existing customer base and incremental revenue associated with United Scale of $0.4 million. Services provided to wind energy customers were relatively consistent quarter-over-quarter. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended December 25, 2010 was $31.2 million, up 20.8% when compared with $25.9 million for the twelve months ended December 26, 2009. Our fiscal years 2011 and 2010 service revenue growth in relation to prior fiscal year quarter comparisons are as follows:

	FY 2011			FY 2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	10.3%	14.1%	28.8%	30.6%	10.7%	15.5%	7.2%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest in facilities, equipment and uniquely-trained personnel necessary to perform all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, we have historically outsourced 15% to 20% of service segment revenue to third party vendors for calibration or services beyond our chosen scope of capabilities. In the third quarter of fiscal year 2011, we outsourced 20.0% of our service segment revenue, a decrease from the 24.0% of service revenue outsourced in the same period of the prior fiscal year. During the third quarter of fiscal year 2010, we experienced a higher percentage of outsourced revenue above our historical norms due to specific services, outside our current scope of capabilities, provided to wind energy customers. We will continue to evaluate the need for capital investments that could provide additional in-house capabilities we deem appropriate. The following table presents the source of our service segment revenue and the percent of service segment revenue for each fiscal quarter during fiscal years 2011 and 2010:

	FY 2011			FY 2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	77.6%	77.9%	74.4%	75.9%	73.5%	77.3%	79.3%
Outsourced	20.0%	19.8%	23.3%	21.6%	24.0%	20.2%	18.2%
Freight Billed to Customers	2.4%	2.3%	2.3%	2.5%	2.5%	2.5%	2.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	Third Quarter Ended
	December 25,	December 26,
	2010	2009
Gross Profit:
Product	$4,443	$3,343
Service	1,609	1,463

Total	$6,052	$4,806

Total gross profit dollars in the third quarter of fiscal year 2011 increased $1.2 million, or 25.9%, from the third quarter of fiscal year 2010. As a percentage of total net revenue, total gross profit increased 330 basis points over the same time period.
We evaluate product gross profit from two perspectives. Channel gross profit includes net sales less the direct cost of inventory sold. Our total product gross profit includes channel gross profit as well as the impact of vendor rebates, cooperative advertising income, freight billed to customers, freight expenses and direct shipping costs. In general, our total product gross profit can vary based upon price discounting, the mix of sales to our reseller channel, which have lower margins than our direct customer base, and the timing of periodic vendor rebates and cooperative advertising income received from suppliers.
The gross profit percentage in our direct distribution channel improved 210 basis points from the third quarter of fiscal year 2010 to the third quarter of fiscal year 2011. With an improving economy and more customers in the marketplace, we were able to lessen the discounts extended to customers in comparison to the higher discounts required during the recessionary economic environment of a year ago. Within the reseller channel, we improved quarter-over-quarter gross profit percentage by 120 basis points with continued use of a volume-based pricing structure.
Total product gross profit in the third quarter of fiscal year 2011 was 26.8% of total product sales and improved 480 basis points when compared with 22.0% of total product sales in the third quarter of fiscal year 2010. Product gross profit improved $1.1 million in the third quarter of fiscal year 2011 compared to the third quarter of fiscal year 2010 as a result of increased volume, $0.2 million of incremental cooperative advertising income from key vendors in support of more aggressive direct marketing efforts, and $0.3 million in increased point-of-sale rebates from a key vendor. Point-of-sale rebates are growth-based. We did not qualify for this type of rebate in the third quarter of fiscal year 2010. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2011			FY 2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % – Direct (1)	25.2%	25.5%	25.0%	24.7%	23.1%	23.2%	24.3%
Channel Gross Profit % – Reseller (1)	16.2%	16.6%	16.9%	16.0%	15.0%	15.6%	17.0%

Channel Gross Profit % – Combined (2)	23.1%	23.3%	23.0%	22.6%	20.8%	21.6%	22.6%
Other Items % (3)	3.7%	0.5%	4.0%	3.1%	1.2%	0.7%	0.9%

Total Product Gross Profit %	26.8%	23.8%	27.0%	25.7%	22.0%	22.3%	23.5%

(1)	Channel gross profit % is calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase costs divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Service gross profit increased $0.1 million, or 10.0%, from the third quarter of fiscal year 2010 to the third quarter of fiscal year 2011. As a percent of service revenue, service gross profit remained consistent over the same time period as service-related costs grew in line with revenue growth. During the third quarter of fiscal 2011, the primary driver of service revenue growth was due to United Scale, which was accompanied by incremental service costs. The following table reflects our service gross profit growth in relation to prior fiscal year quarters:

	FY 2011			FY 2010
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth	10.0%	16.4%	50.1%	25.4%	15.0%	25.5%	2.9%

Operating Expenses:

	Third Quarter Ended
	December 25,	December 26,
	2010	2009
Operating Expenses:
Selling, Marketing and Warehouse	$2,999	$2,564
Administrative	1,613	1,451

Total	$4,612	$4,015

Operating expenses increased $0.6 million, or 14.9%, from the third quarter of fiscal year 2010 to the third quarter of fiscal year 2011. As a percentage of net revenue, operating expenses in the current period were 19.3%, up from 18.4% in the prior year period. The increase was primarily due to higher employee-related expenses, including the addition of United Scale personnel, and increased direct marketing expenses, which were mostly funded by increased cooperative advertising income. Selling, marketing and warehouse expenses increased $0.4 million, or 17.0%, to $3.0 million in the third quarter of fiscal year 2011 compared with the third quarter of fiscal year 2010. For the same time period, administrative expenses increased $0.2 million, or 11.2%, to $1.6 million, primarily due to acquisition-related expenses, which accounted for 64.8% of the increase.
Taxes:

	Third Quarter Ended
	December 25,	December 26,
	2010	2009
Provision for Income Taxes	$529	$292
Our effective tax rates for the third quarter of fiscal years 2011 and 2010 were 37.1% and 37.7%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.
NINE MONTHS ENDED DECEMBER 25, 2010 COMPARED TO NINE MONTHS ENDED DECEMBER 26, 2009
(dollars in thousands):
Revenue:

	Nine Months Ended
	December 25,	December 26,
	2010	2009
Net Revenue:
Product Sales	$43,009	$38,424
Service Revenue	22,420	19,102

Total	$65,429	$57,526

Net revenue increased $7.9 million, or 13.7%, from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011. Both organic growth on our existing business, fueled by targeted marketing efforts as well as an improved economy, and incremental revenue from United Scale of $2.8 million contributed to the increase in revenue.
Our product net sales accounted for 65.7% and 66.8% of our total net revenue in the first nine months of fiscal years 2011 and 2010, respectively. For the first nine months of fiscal year 2011, product net sales increased $4.6 million, or 11.9%, compared with the first nine months of fiscal year 2010. During this same period, product net sales to our direct channel increased by $3.5 million and consisted of a $3.9 million improvement in sales to our traditional U.S., International and Canadian markets, $1.4 million of incremental revenue associated with United Scale, offset by a $1.8 million decline in sales to wind energy customers due to the timing of projects. In the first nine months of fiscal year 2011, wind energy product sales were $2.1 million and represented 4.8% of our total product net sales. The improved economy also had a positive impact on our reseller channel as sales increased $1.0 million, or 10.4%, for the first nine months of fiscal year 2011 compared with the first nine months of fiscal year 2010.

Service revenue increased $3.3 million, or 17.4%, from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011. The revenue increase was comprised of $1.4 million in organic growth, $1.4 million in incremental revenue from United Scale and $0.5 million in increased services provided to customers in the wind energy industry. In addition, within any nine month period, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.
Gross Profit:

	Nine Months Ended
	December 25,	December 26,
	2010	2009
Gross Profit:
Product	$11,146	$8,655
Service	5,222	4,208

Total	$16,368	$12,863

Total gross profit dollars in the first nine months of fiscal year 2011 increased $3.5 million, or 27.2%, from the first nine months of fiscal year 2010. As a percentage of total revenue, total gross profit improved 260 basis points over the same time period.
The gross profit percentage in our direct and reseller channels increased 170 basis points and 90 basis points, respectively, from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011. With an improving economy and more customers in the marketplace, we were able to lessen the discounts extended to customers in comparison to the higher discounts required during the recessionary economic environment of a year ago.
Total product gross profit in the first nine months of fiscal year 2011 was 25.9% of total product sales and increased 340 basis points when compared with 22.5% of total product sales in the first nine months of fiscal year 2010. Product gross profit increased $2.5 million in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, which was the result of increased volume due to an improved economy, reduced price discounting and higher manufacturer point of sale rebates. Point-of-sale rebates are growth-based. We did not qualify for this type of rebate in the first nine months of fiscal year 2010.
Service gross profit dollars increased 24.1% from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011. As a percent of service revenue, service gross profit increased 130 basis points over the same time period. We realized a period-over-period increase in the cost of services sold of 15.5% in the first nine months of fiscal year 2011 compared to the first nine months of fiscal year 2010, which was primarily due to incremental costs associated with United Scale and additional expenses associated with increased third party calibrations provided to the wind energy industry.
Operating Expenses:

	Nine Months Ended
	December 25,	December 26,
	2010	2009
Operating Expenses:
Selling, Marketing and Warehouse	$8,577	$7,531
Administrative	4,993	4,321

Total	$13,570	$11,852

Operating expenses increased $1.7 million, or 14.5%, from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011. Despite the increase in costs during this time period, operating expenses remained consistent as a percentage of total revenue. Sales, marketing and warehouse expenses increased $1.0 million from the first nine months of fiscal year 2010 to the first nine months of fiscal year 2011, while administrative expense increased $0.7 million during the same period. The primary drivers of increased operating expenses were higher employee-related expenses, including incremental costs for United Scale personnel, and investments in sales and marketing to drive organic growth in the Service segment and increase market share in the Product segment.

Taxes:

	Nine Months Ended
	December 25,	December 26,
	2010	2009
Provision for Income Taxes	$1,042	$356
Our effective tax rate for the first nine months of fiscal years 2011 and 2010 was 38.0%. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
On January 15, 2011, we extended our credit agreement, which has a revolving credit facility in the amount of $15.0 million, for three years. The credit agreement allows, within any twelve month period, business acquisitions totaling up to $10.0 million and payments of dividends and repurchases of common stock of up to $2.0 million. All other significant terms were unchanged. We believe that amounts available under our credit agreement and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.
Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended
	December 25,	December 26,
	2010	2009
Cash Provided by (Used in):
Operating Activities	$2,692	$3,972
Investing Activities	(1,572)	(2,034)
Financing Activities	(1,223)	(1,988)
Operating Activities: Net cash provided by operations was $2.7 million for the first nine months of fiscal year 2011 compared to $4.0 million in the first nine months of fiscal year 2010. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory balance at December 25, 2010 was $7.4 million, an increase of $1.5 million when compared to $5.9 million on-hand on March 27, 2010. The increase was primarily due to our strategic decision to maintain higher inventory levels of specific, higher-volume products, in support of greater sales growth and in response to increased lead times from manufacturers. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

•	Receivables: We continue to maintain strong collections on our accounts receivable. The following table illustrates our days sales outstanding for the fiscal quarters ended December 25, 2010 and December 26, 2009:

	December 25,	December 26,
	2010	2009
Net Sales, for the last two fiscal months	$17,086	$15,559
Accounts Receivable, net	$10,387	$9,997
Days Sales Outstanding	36	39
Investing Activities: During the first nine months of fiscal years 2011 and 2010, we invested $1.1 million and $0.9 million, respectively, of cash primarily for additional service capabilities and infrastructure improvements that included facility expansion and investment in information technology. Also during the first nine months of fiscal year 2011, we spent $0.5 million to acquire TMetrix. During the first nine months of fiscal year 2010, we paid $1.1 million in contingent consideration under the terms of the merger agreement with Westcon. See Note 5 of our Consolidated Financial Statements in this report for more information on our acquisitions.
Financing Activities: During the first nine months of fiscal year 2011, we used approximately $1.2 million in net cash for financing activities, compared to $2.0 million in the first nine months of fiscal year 2010, primarily to reduce debt and repurchase common stock.

OUTLOOK
We believe we can continue to develop our Product and Service businesses through organic efforts and through acquisitions with the greatest growth potential being realized in the Service business. Our goal remains to increase our Service business over time through double digit revenue growth and realize the significant leverage inherent in that business in order to have more rapid growth in earnings.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of December 25, 2010, $15.0 million was available under our credit facility, of which $1.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Under our credit facility described in Note 2 of our Consolidated Financial Statements in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility or the LIBOR rate, plus a margin. As of December 25, 2010, the base rate and the LIBOR rate were 3.3% and 0.3%, respectively. Our interest rate for the first nine months of fiscal year 2011 ranged from 1.2% to 2.8%. On December 25, 2010, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
FOREIGN CURRENCY
Over 90% of our net revenue for the first nine months of fiscal years 2011 and 2010 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first nine months of fiscal years 2011 and 2010, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 25, 2010, we had a foreign exchange forward contract, set to mature in January 2011, outstanding in the notional amount of $0.8 million. We do not use hedging arrangements for speculative purposes.
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

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities:

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased as	Approximate Dollar Value)
	Number of	Price	Part of Publicly	of Shares that May Yet Be
	Shares	Paid per	announced Plans or	Purchased Under the Plans
Period	Purchased	Share	Programs	or Programs
09/25/10 – 12/25/10 (1)	80,000	$6.90	–	–

(1)	The Company repurchased these common shares in a private transaction and assigned the shares into treasury.
ITEM 6. EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.
Date: February 8, 2011	/s/ Charles P. Hadeed
Charles P. Hadeed
President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: February 8, 2011	/s/ John J. Zimmer
John J. Zimmer
Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002