Form 10-K
period 2011-03-26
TRANSCAT INC
filed 2011-06-22
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 26, 2011
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

(585) 352-7777
(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.50 par value	NASDAQ Global Market (effective June 13, 2011)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 24, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $47 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 24, 2010, as reported on the NASDAQ Capital Market.

The number of shares of common stock of the registrant outstanding as of June 19, 2011 was 7,285,862.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 13, 2011 have been incorporated by reference into Part III, Items 10, 11,12,13 and 14 of this report.

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

BUSINESS OVERVIEW

Transcat is a leading distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair and other measurement services. We are primarily focused on providing our products and services to the following:

•	The pharmaceutical industry and FDA-regulated (such as food and beverage) businesses;

•	Industrial manufacturing companies;

•	The energy industry and power, natural gas and water utility companies;

•	The chemical process industry; and

•	Other industries which require accuracy in their processes and confirmation of the capabilities of their equipment.

We conduct our business through two segments: distribution products (“Product”) and calibration services (“Service”).

Through our Product segment, we market and distribute national and proprietary brand instruments to approximately 15,000 customers. Our product catalog (“Master Catalog”) offers access to more than 25,000 test and measurement instruments, including calibrators, insulation testers, multimeters, pressure and temperature devices, oscilloscopes, recorders and related accessories. These products are available from over 500 of the industry’s leading manufacturers including Fluke, GE, Emerson, and Hart Scientific. In addition, we are the exclusive worldwide distributor for Transmation and Altek products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most precise measurements.

Through our accredited Service segment, we deliver precise, reliable, fast calibration and repair services. As of our fiscal year ended March 26, 2011 (“fiscal year 2011”), we operated fourteen calibration laboratories (“Calibration Centers of Excellence”) strategically located across the United States, Puerto Rico, and Canada servicing over 10,000 customers. Each of our Calibration Centers of Excellence is covered by ISO/IEC 17025 scopes of accreditation which are believed to be among the best in the industry. Our accreditation meets many international levels of quality, consistency and reliability. See “Service Segment — Quality” below in this Item 1 for more information.

CalTrak® is our proprietary documentation and asset management system which is used to manage both the workflow at our Calibration Centers of Excellence and our clients’ assets. With CalTrak®, we are able to provide our customers with timely calibration service while optimizing our own efficiencies. Additionally, CalTrak-Online provides our customers direct access to certificates, data, and other key documents required in the calibration process. CalTrak® has been validated to U.S federal regulation 21CFR 820.75, which is important to the pharmaceutical and FDA-regulated industries, where federal regulations can be particularly stringent. See Service Segment — CalTrak® below in this Item 1 for more information.

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

Among our customers, and representing 29% of our consolidated revenue, are Fortune 500/Global 500 companies, including Wyeth, Johnson & Johnson, General Electric, DuPont, Exxon Mobil, Dow Chemical, Nestle and NextEra Energy. Transcat has focused on the pharmaceutical and FDA-regulated industries, industrial manufacturing, energy and utility, chemical process and other industries since its founding in 1964. We are a leading supplier of calibrators in the markets we serve. We believe our customers do business with us because of our integrity, commitment to quality service, our CalTrak® asset management system, and our broad range of product offerings and services.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ more than 300 people. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

OUR STRATEGY

Our objective is to continue to grow our Service and Product segments through organic revenue growth and acquisitions.

Our organic product growth strategy is to be the premier distributor of leading hand-held test and measurement equipment. In support of this strategy, we continuously add new vendors and products consistent with our targeted channels and product segments to ensure a market leadership position. We have access to over 25,000 products through our vendor relationships with the goal to service all of our customers’ test and measurement equipment needs.

Within the Service segment, our strategy is to focus on customers that rely on accredited calibration services and value superior quality to maintain the integrity of their processes and/or meet the demands of regulated business environments. We focus on customers that require precise measurement capability for their manufacturing and testing processes to minimize risk, waste and defects. We leverage these strategies based on our multiple locations, highly qualified technicians and breadth of capabilities.

Our acquisition strategy primarily targets calibration service businesses that expand our geographic reach and leverage our infrastructure while also increasing the depth and/or breadth of our calibration capabilities. Because our acquisition strategy is focused on service businesses, we expect that the growth rate of our Service segment should exceed that of our Product segment over the long term.

We believe our combined product and service offerings, experience, technical expertise and integrity create a unique and compelling value proposition for our customers. We strive to differentiate ourselves and build barriers to competitive entry by offering the best products and services, and integrating those products and services to benefit our customers’ operations and lower their costs.

ACQUISITIONS

On January 11, 2011, we acquired substantially all of the assets of Wind Turbine Tools, Inc. and affiliated entities (“WTT”). WTT, located in Lincoln, Montana, is a premier provider of wind energy industry product tool kit solutions, technical assistance and torque calibration. Our acquisition of WTT expanded our reach into the wind energy industry and positions us well to accelerate growth within this industry.

On November 1, 2010, we acquired certain assets of the service division of ACA TMetrix Inc. (“TMetrix”). TMetrix provides calibration and repair services throughout Canada and is located in Mississauga, Ontario.

Our acquisition of TMetrix incrementally added to our Service business in Canada while enabling us to leverage our infrastructure.

On January 27, 2010, we acquired United Scale & Engineering Corporation (“United Scale”), a scale and weighing systems distributor and calibration and repair services provider based in Wisconsin. Our acquisition of United Scale broadened our calibration capabilities and product offerings to include scales and weighing systems which frequently require integration, installation and custom programming as well as expanded our geographic footprint into the upper Midwest.

On August 14, 2008, we acquired Westcon, Inc. (“Westcon”), a test and measurement instruments distributor and calibration services provider based in Portland, Oregon. Our acquisition of Westcon established a west coast distribution center that enables us to provide faster service to a broader base of potential customers while adding a full-service calibration operation that geographically complements and expands our nationwide network of laboratories. Westcon had served, and we continue to serve, the wind energy industry, which we see as a high-growth target market that fits well within our energy market focus.

SEGMENTS

We service our customers through two business segments: Product and Service. Note 8 of our Consolidated Financial Statements in this report presents financial information for these segments. We serve approximately 15,000 customers through our Product segment and over 10,000 customers through our Service segment, with no customer or controlled group of customers accounting for 10% or more of our consolidated net revenue for any of the fiscal years 2009 through 2011. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

We concentrate on attracting new customers and also on cross-selling to existing customers to increase our Product sales and Service revenue. Our revenue from customers in the following geographic areas during the periods indicated, expressed as a percentage of total revenue, is as follows:

	FY 2011	FY 2010	FY 2009

United States	90%	90%	89%
Canada	7%	7%	7%
Other International	3%	3%	4%

Total	100%	100%	100%

PRODUCT SEGMENT

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

Most industrial customers find that maintaining an in-house inventory of back-up test and measurement instruments is cost prohibitive. As a result, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small quantity orders combined with a need for rapid, reliable, and complete order fulfillment. The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel. Products are typically obtained from more than one distributor.

The majority of our products are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. Our catalog, website and sales activities are designed to maintain a constant presence in front of the customer to ensure we receive the order when they are ready to purchase. As a result, we evaluate revenue trends over a twelve-month rolling period as any individual month’s or quarter’s revenue can be impacted by numerous factors, many of which are unpredictable and potentially non-recurring.

We believe that a product customer chooses a distributor based on a number of different criteria including the timely delivery and accuracy of orders, consistent product quality, the technical competence of the representative serving them, value added services, as well as price. Value added services include providing technical support to insure our customer receives the right product for their specific need through application knowledge and product compatibility. We also provide calibration of product purchases, on-line procurement, same day shipment of in-stock items, a variety of custom product offerings and training programs. Because of the breadth of products we offer and the services we provide, we are often a “one-stop shop” for our customers who gain the operational efficiency of dealing with just one distributor for most or all of their test and measurement equipment needs.

Our Product segment accounted for 66% of our consolidated revenue in fiscal year 2011. Within the Product segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which average approximately $1,600 per order. Items are regularly added to and deleted from our product lines on the basis of customer demand, market research, recommendations of suppliers, sales volumes and other factors.

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

During fiscal year 2011, we distributed approximately 1.2 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials, of which approximately 653,000 were distributed to customer contacts and approximately 605,000 were distributed to potential customer contacts. We also distributed approximately 550,000 e-newsletters to our list of customers and prospective customers. Some of the key factors that determine the number of catalogs and other direct marketing materials received by each customer include new product introductions, their market segments and the timing, frequency and monetary value of past purchases.

The majority of our product sales are derived from direct mail and on-line marketing. Our Master Catalog offers access to more than 25,000 test and measurement products and is used by customers, sales representatives and branch personnel to assist with customer product selection. During fiscal year 2011, approximately 70,000 copies of our Master Catalog were produced and distributed to existing and prospective customers in North America and Puerto Rico. The Master Catalog provides standard make/model and related product information and is also available in an electronic format upon request and on our website, transcat.com.

We use smaller catalog supplements that feature new products, promotions, or specific product categories to target prospective customers and acquire new customers. The catalog supplements are launched at varying periods throughout the year.

Customers can also purchase products through our website, transcat.com. Our website serves as a growing market channel for our products and services and provides product availability, detailed product information, advanced features such as product search and compare capabilities, as well as downloadable product specification sheets. We have optimized the website’s search engine, streamlined order entry and have the unique ability to supplement an order with an accredited calibration. Product sales via our website have grown approximately 32% over the prior fiscal year and represented 9% of our Product segment sales in fiscal year 2011.

Competition.  The distribution products markets we serve are highly competitive. Competition for sales in distribution products is quite fragmented and ranges from large national distributors and manufacturers that sell directly to customers to small local distributors. In addition, web-based distributers have become more prevalent in recent years and are increasing their market share. Key competitive factors typically include customer service and support, quality, turnaround time, inventory availability, brand recognition and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly-trained technical sales specialists. In order to maintain this competitive advantage, technical training is an integral part of developing our sales staff.

Suppliers and Purchasing.  We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from over 500 suppliers of brand name and private-labeled equipment. In fiscal year 2011, our top 10 vendors accounted for approximately 65% of our aggregate business. Approximately 30% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we service.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers whose individual purchases vary in size. We can usually ship to our customers our top selling products the same day they are ordered. During fiscal year 2011, approximately 94% of orders for our top selling products were filled with inventory items already in stock.

Operations.  Our distribution operations primarily take place within an approximate 37,250 square-foot facility located in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon. The Rochester location also serves as our corporate headquarters; houses our customer service, sales and administrative functions; and has a calibration laboratory. The Portland location also serves as a calibration laboratory. In fiscal year 2011, we shipped nearly 36,000 product orders in the aggregate from both locations. In addition, we have two warehouse facilities in Wisconsin which fulfill orders for scales and a warehouse facility in Montana, which primarily serves the wind energy industry.

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

In addition to our direct end-user customers, we also sell products to resellers who then sell to end-users. Our sales to resellers are typically at a lower gross margin than sales to direct customers and therefore the percentage of reseller sales to total revenue in any given period can have an impact on our overall gross profit margin. During fiscal year 2011 and the fiscal year ended March 27, 2010 (“fiscal year 2010”), 24% of our product sales were to resellers compared with 25% in the fiscal year ended March 28, 2009 (“fiscal year 2009”). We believe that these resellers have access, through their existing relationships, to end-user customers to whom we do not market directly.

Exclusivity Agreement with Fluke.  We have been the exclusive worldwide distributor of Altek and Transmation branded products since fiscal year 2002. Annually, in exchange for exclusive distribution rights, we have committed to purchase a minimum amount of Altek and Transmation products from Fluke. Each year, we have exceeded this commitment. By its terms, the most recent exclusivity agreement with Fluke expired on December 31, 2010. We continue to be the exclusive worldwide distributor of these products on terms substantially similar to the agreement that expired on December 31, 2010. Some of the products that are subject to this agreement are nearing their “End of Life.” We have access to alternative products, but they are not subject to this exclusivity agreement.

Backlog.  Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.

The following graph shows the quarter-end trend of pending product shipments and backorders for fiscal years 2010 and 2011:

SERVICE SEGMENT

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

Calibration improves an operation’s maximum productivity and efficiency by assuring accurate, reliable instruments and processes. Through our Service segment, we perform periodic calibrations on new and used instruments as well as repair services for our customers. All of our Calibration Centers of Excellence provide accredited calibration of common measurement parameters.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy, within our Service segment, has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. We can address approximately 90% to 95% of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly technical disciplines, we have historically subcontracted to third party vendors that have unique or proprietary capabilities. These vendor relationships have enabled us to continue our pursuit of having the broadest calibration offerings to these targeted markets.

Strategy.  Our Service segment provides periodic calibration and repair services for our customers’ test and measurement instruments. We specifically target industries where quality calibrations are a critical operational component and believe calibration sourcing decisions are based on accreditation, reliability, trust, customer service, turn-around time, location, documentation, price and a one-source solution. Our success with customers is based on the trust they have in the integrity of our people and processes.

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

In both cases, we strive to have the broadest accredited calibration offering to our targeted markets which includes certification of our technicians pursuant to the American Society for Quality standards, complete calibration management encompassing the entire metrology function, and access to our service offerings. We believe our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed in the section entitled “Quality” below.

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

We perform over 145,000 in-house calibrations annually. These are performed at our fourteen Calibration Centers of Excellence or at the customer’s location. During fiscal year 2011, services completed by our Calibration Centers of Excellence represented 77% of our Service segment revenue while approximately 21% of the revenue was derived from calibration services that were subcontracted to third party vendors. Our Service segment accounted for 34% of our total consolidated revenue in fiscal year 2011.

Marketing and Sales.  We have sales teams that seek to acquire new customers in our targeted markets and account management teams to ensure continued relationships with existing customers. In addition, we employ our Master Catalog, supplements, mailings, journal advertising, trade shows, and the Internet to market our calibration services to customers and prospective customers with a strategic focus in the highly regulated industries including pharmaceutical, FDA-regulated, energy and utilities, and chemical processing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations. Our quality process and standards are designed to meet the needs of companies that must address regulatory requirements and/or have a strong commitment to quality and a comprehensive calibration program.

The approximate percentage of our calibration services business by industry segment for the periods indicated are as follows:

	FY 2011	FY 2010	FY 2009

Pharmaceutical/FDA-Regulated	35%	37%	38%
Industrial Manufacturing	23%	22%	25%
Energy/Utilities	18%	20%	15%
Chemical Manufacturing	9%	8%	9%
Other	15%	13%	13%

Total	100%	100%	100%

Competition.  The calibration outsource industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations, such as Transcat, to non-accredited, sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that may not have a range of capabilities as broad as ours. There are also several companies with whom we compete who have national or regional operations. Certain of these competitors may have greater resources than us and some of them have accreditations that are similar to ours. We differentiate ourselves from our competitors by demonstrating our commitment to quality and by having a wide range of capabilities that are tailored to the markets we serve. Customers see the value in using our unique CalTrak-Online program to monitor their instrument’s status. We are fundamentally different from most of our competitors because we have the ability to bundle product, calibration and repair as a single source for our customers.

Quality.  The accreditation process is the only system currently in existence that assures measurement competence. Each of our laboratories is audited and reviewed by external accreditation bodies proficient in the technical aspects of the chemistry and physics that underlie metrology, ensuring that measurements are properly made. Accreditation also requires that all standards used for accredited measurements have a fully documented path, known as the traceability chain, either directly or through other accredited laboratories, back to the national or international standard for that measurement parameter. This ensures that our measurement process is consistent with the global metrology network that is designed to standardize measurements worldwide. Other than our recently acquired operations in Wisconsin and Montana, our labs are accredited by the National Voluntary Laboratory Accreditation Program.

To ensure the quality and consistency of our calibrations for our customers, we have sought and achieved international levels of quality and accreditation. We believe our scope of accreditation to ISO/IEC 17025 to be the broadest for the industries we serve. The accreditation process also ensures that our calibrations are traceable to the National Institute of Standards and Technology or the National Research Council (these are the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our laboratory, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards. Our laboratories are accredited to ISO/IEC 17025:2005 and ANSI/NCSL Z540-1-1994 using accrediting bodies in the United States that are signatories to the International Laboratory Accreditation Cooperation (“ILAC”). These accrediting bodies provide an objective, third party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes.

The importance of this international oversight to our customers is the assurance that our documents will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.

To provide the widest range of service to our customers in our target markets, our ISO/IEC 17025:2005 accreditations extend across many technical disciplines. The following table represents our capabilities for each of our Calibration Centers of Excellence as of March 26, 2011 (A=Accredited; N=Non-accredited; P=Pending accreditation):

WORKING-LEVEL CAPABILITIES:

	Electrical Metrology Disciplines				Dimensional Metrology Disciplines
	Direct						Parts
	Current/	High					Inspection,
	Alternating	Frequency/					Geometric
	Current	Ultra	Radio				Dimensioning
	- Low	- High	Frequency/	Luminance/			& Tolerancing,
	Frequency	Frequency	Microwave	Illuminance	Length	Optics	3-D Metrology

Boston	A	A			A
Charlotte	A	A			A
Dayton	A	A			A	A
Houston	A	A	A		A	N	A
Lincoln	A				A
Anaheim	A	A	A		A	N
Ottawa	A	A	A		A
Cherry Hill	A	A		A	A	A
Portland	A	A			A		A
Rochester	A	A			A	A	A
San Juan	A	A			A
St. Louis	A	A			A
Toronto	P	P	P

Physical Metrology Disciplines
		Particle		Gas	Relative	Mass	Pressure,
	Flow	Counters	Force	Analysis	Humidity	Weight	Vacuum

Boston			A		A	A	N
Charlotte			A	N	A	A	A
Dayton			A		A	A	A
Houston			A			A	A
Lincoln							A
Anaheim			A		A	A	A
Ottawa			A		A	A	A
Cherry Hill	A		A	N	A	A	A
Portland			A		A	A	A
Rochester		N	A		A	A	A
San Juan			A		A	A	A
St. Louis			A		A	A	A
Toronto		N
Wisconsin(1)			A			A

	Physical Metrology Disciplines (continued)				Life Sciences Disciplines
Revolutions
			Per Minute,	Vibration,		Chemical/
	Torque	Temperature	Speed	Acceleration	Biomedical	Biological	Pharmaceutical

Boston	A	A	A			N
Charlotte	A	A	A			N
Dayton	A	A	A			N
Houston	A	A	A			N
Lincoln	A	A
Anaheim	A	A	A		N	N	N
Ottawa	A	A	A
Cherry Hill	A	A	A	A	N	N	N
Portland	A	A	A			N
Rochester	A	A	A		N	N	N
San Juan		A	A
St. Louis	A	A	A			N
Toronto	P	P	P

REFERENCE-LEVEL CAPABILITIES:

Pressure/
	Dimensional	Electrical	Humidity	Mass	Vacuum	Temperature
	Standards	Standards	Standards	Standards	Standards	Standards

Charlotte	A		A
Dayton	A					A
Houston	A	A			A
Cherry Hill			A	A	A	A
Portland	A		A
Rochester	A		A
San Juan			A	A

(1)	Wisconsin operations regionally headquartered in Milwaukee (New Berlin), with locations in Madison and Green Bay, includes calibration of legal for trade (NIST Handbook 44) and industrial scales (heavy capacity, medium capacity, small capacity, vehicle, livestock, hopper, belt, platform, bench, counting, laboratory balances, etc.)

CUSTOMER SERVICE AND SUPPORT

Our breadth of products and services along with our strong commitment to customer sales, service and support enable us to satisfy our customer needs through convenient selection and ordering; rapid, accurate, and complete order fulfillment; and on-time delivery.

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

INFORMATION REGARDING EXPORT SALES

Approximately 10% of our net revenue in fiscal years 2011 and 2010 resulted from sales to customers outside the United States, compared with 11% in fiscal year 2009. Of those sales in fiscal year 2011, approximately 39% were denominated in U.S. dollars and the remaining 61% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A of Part II of this report for further details.

INFORMATION SYSTEMS

We utilize a turnkey enterprise software solution, Application Plus, to manage our business and operations segments. This software includes a suite of fully integrated modules to manage our business functions, including customer service, warehouse management, inventory management, financial management, customer relations management, and business intelligence. This solution is a fully mature business package and has been subject to more than 20 years of refinement.

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

EMPLOYEES

At the end of fiscal year 2011, we had 313 employees, compared with 303 and 281 employees at the end of fiscal years 2010 and 2009, respectively.

EXECUTIVE OFFICERS

The following table presents certain information regarding our executive officers and certain key employees as of March 26, 2011:

Name	Age	Position

Charles P. Hadeed	61	President, Chief Executive Officer and Chief Operating Officer
John J. Zimmer	52	Vice President of Finance and Chief Financial Officer
Michael P. Craig	57	Vice President of Human Resources
John P. Hennessy	62	Vice President of Sales and Marketing
Rainer Stellrecht	60	Vice President of Laboratory Operations
Lori L. Drescher	51	Vice President Sales Operations
Jay F. Woychick	54	Vice President of Wind Energy Commercial Operations and Vendor Relations
Derek C. Hurlburt	42	Corporate Controller

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

We also post on our website our board of directors’ committee charters (audit committee, compensation committee and corporate governance and nominating committee), and Code of Ethics. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 35 Vantage Point Drive, Rochester, New York 14624.

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

A Continuation Or Worsening Of The Recent Economic Recession May Adversely Affect Our Results Of Operations And Liquidity.  The recent economic recession has caused business activity across a wide range of industries and regions in the U.S. to be greatly reduced. Although economic conditions have begun to improve, certain sectors remain weak and unemployment remains high. Many businesses are still in serious difficulty due to lower consumer spending. Continued or worsening economic conditions could be caused by declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. Although we believe that our cash provided by operations and available borrowing capacity under our current credit facility will provide us with sufficient liquidity if economic conditions continue or worsen, the impact of continued or worsening recessionary trends on our major customers and suppliers cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our largest customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and services and the inability or failure on their part to meet their payment obligations to us, any of which could have a negative effect on our results of operations and liquidity.

We Depend On Manufacturers To Supply Our Inventory And Rely On One Vendor Group To Supply A Significant Amount Of Our Inventory Purchases. If They Fail To Provide Desired Products To Us, Increase Prices, Or Fail To Timely Deliver Products, Our Revenue And Gross Profit Could Suffer.  A significant amount of our inventory purchases are made from one vendor, Fluke. Our reliance on this vendor leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality. Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our sales could suffer considerably. For example, the recent Tsunamis in Japan may affect product component availability. We do not expect this to have a material impact. Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our business.

Our Future Success May Be Affected By Future Indebtedness.  Under our revolving credit facility, as of March 26, 2011, we owed $5.3 million to our secured creditor. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

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

If We Fail To Attract Qualified Personnel, We May Not Be Able To Achieve Our Stated Corporate Objectives.  Our ability to manage our anticipated growth, if realized, effectively depends on our ability to attract and retain highly qualified executive officers and technical personnel. If we fail to attract and retain qualified individuals, we will not be able to achieve our stated corporate objectives.

Our Revenue Depends On Retaining Capable Sales Personnel As Well As Our Relationships With Key Customers, Key Vendors And Manufacturers Of The Products That We Distribute.  Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as key customers, vendors and manufacturers who appreciate the value of our services. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business and results of operations may be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table presents the properties that we lease:

		Approximate
Property	Location	Square Footage

Corporate Headquarters, Product Distribution Center and Calibration Laboratory	Rochester, NY	37,250
Calibration Laboratory	Anaheim, CA	4,000
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Cherry Hill, NJ	8,550
Calibration Laboratory	Dayton, OH	9,000
Calibration Laboratory	Houston, TX	10,333
Calibration Laboratory	Ottawa, ON	3,990
Calibration Laboratory	Toronto, ON	2,070
Calibration Laboratory and Product Distribution Center	Portland, OR	12,600
Calibration Laboratory	San Juan, PR	1,560
Calibration Laboratory	St. Louis, MO	4,000
Service Center and Warehouse	New Berlin, WI	16,000
Service Center	Green Bay, WI	3,320
Service Center and Warehouse	Madison, WI	7,670
Calibration Laboratory and Warehouse(1)	Lincoln, MT	11,406

(1)	Properties purchased in conjunction with our acquisition of WTT

We believe that our properties are in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

In June 2011, The Nasdaq Stock Market approved our application to transfer our common stock listing from the NASDAQ Capital Market to the NASDAQ Global Market, effective with the opening of business on June 13, 2011. Our common stock continues to be listed under the symbol “TRNS.”

As of June 16, 2011, we had approximately 643 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Capital Market for each quarterly period in fiscal years 2011 and 2010.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Fiscal Year 2011:
High	$7.50	$7.89	$7.90	$8.75
Low	$6.54	$6.25	$6.38	$6.96
Fiscal Year 2010:
High	$6.20	$7.87	$7.21	$8.55
Low	$4.12	$4.40	$4.09	$5.51

DIVIDENDS

We have not declared any cash dividends since our inception and do not intend to pay any dividends in the foreseeable future.

ITEM 6.	SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2011 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	FY 2011	FY 2010	FY 2009	FY 2008	FY 2007

Statements of Operations Data:
Net Revenues	$91,186	$81,061	$75,419	$70,453	$66,473
Cost of Products and Services Sold	67,888	61,767	56,617	51,912	49,860

Gross Profit	23,298	19,294	18,748	18,541	16,613
Operating Expenses	18,711	16,913	16,062	15,258	14,264
Gain on TPG Divestiture(1)	—	—	—	—	(1,544)

Operating Income	4,587	2,381	2,686	3,283	3,893
Interest Expense	73	63	100	101	334
Other Expense, net	32	35	67	437	283

Income Before Income Taxes	4,482	2,283	2,519	2,745	3,276
Provision for Income Taxes	1,694	832	963	382	1,217

Net Income	$2,788	$1,451	$1,556	$2,363	$2,059

Share Data:
Basic Earnings Per Share	$0.38	$0.20	$0.21	$0.33	$0.30
Basic Average Shares Outstanding	7,290	7,352	7,304	7,132	6,914
Diluted Earnings Per Share	$0.37	$0.19	$0.21	$0.32	$0.28
Diluted Average Shares Outstanding	7,521	7,549	7,469	7,272	7,335
Closing Price Per Share	$8.00	$7.14	$4.90	$5.50	$5.25

	As of or for the Fiscal Years Ended
	March 26,	March 27,	March 28,	March 29,	March 31,
	2011	2010	2009	2008	2007

Balance Sheets and Working Capital Data:
Inventory, net	$7,571	$5,906	$4,887	$5,442	$4,336
Property and Equipment, net	5,253	4,163	4,174	3,211	2,814
Goodwill	11,666	10,038	7,923	2,967	2,967
Total Assets	41,360	35,713	29,391	24,344	22,422
Depreciation and Amortization	2,293	2,080	1,897	1,761	1,622
Capital Expenditures	1,647	1,128	1,775	1,505	1,194
Long-Term Debt	5,253	2,532	3,559	302	2,900
Shareholders’ Equity	23,329	20,257	18,619	15,117	11,229

(1)	In fiscal year 2007, we recognized a previously deferred pre-tax gain of $1.5 million from the sale of Transmation Products Group to Fluke in March 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operational Overview.  We are a leading distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair and other measurement services across a wide array of measurement disciplines.

We operate our business through two reportable business segments that offer different products and services to the same customer base. Those two segments are Product and Service.

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

We evaluate revenue growth in both of our business segments against a trailing twelve month trend, and not by analyzing any single quarter.

Financial Overview.  In evaluating our results for fiscal year 2011, the following factors should be taken into account:

•	Fiscal year 2011 operating results include a full year of operations from United Scale, whereas, fiscal year 2010 operating results included those of United Scale from the date of acquisition on January 27, 2010.

•	Fiscal year 2011 operating results include those of TMetrix and WTT, which were acquired on November 1, 2010 and January 11, 2011, respectively.

Net revenue for fiscal year 2011 was $91.2 million, a 12.5% increase compared with net revenue of $81.1 million for fiscal year 2010. Product segment net sales increased 12.6% to $59.9 million, or 65.6% of total net revenue, in fiscal year 2011. Of our Product segment sales in fiscal year 2011, 74% were sold directly to end-user customers while 24% were to resellers compared with 75% and 24%, respectively, in fiscal year 2010. Domestic sales comprised 90% of the total Product segment sales in fiscal year 2011, while 7% were to Canada and 3% were to other international markets.

Service segment net revenue increased 12.2% to $31.3 million, or 34.4% of total net revenue, in fiscal year 2011. Of our Service segment revenue in fiscal year 2011, 77% was generated by our Calibration Centers of Excellence while 21% was generated through subcontracted third party vendors, compared with 76% and 21%, respectively, in fiscal year 2010.

Gross margin for fiscal year 2011 was 25.5%, a 170 basis point increase compared with gross margin of 23.8% in fiscal year 2010. Product segment gross margin was 25.7% in fiscal year 2011 compared with 23.4% in fiscal year 2010, while Service segment gross margin improved to 25.3% in fiscal year 2011 compared with 24.5% in fiscal year 2010.

Operating expenses were $18.7 million, or 20.5% of total net revenue, in fiscal 2011 compared with $16.9 million, or 20.9% of total net revenue, in fiscal year 2010. Operating income was $4.6 million in fiscal year 2011 compared with $2.4 million in fiscal year 2010.

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

Property and Equipment, Depreciation and Amortization.  Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment, and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	2 - 10
Buildings	39

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

Goodwill and Intangible Assets.  We estimate the fair value of our reporting units using the fair market value measurement requirement. We test goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. We determined that the fair value of each of our reporting units exceeded its carrying amount and that no impairment was indicated as of March 26, 2011 and March 27, 2010. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. No impairment indicators were present as of March 26, 2011 and March 27, 2010.

Catalog Costs.  We capitalize the cost of each Master Catalog mailed and amortize the cost over the respective catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million as of March 26, 2011 and March 27, 2010.

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

During the first quarter of fiscal years 2011, 2010 and 2009, we granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. During the second quarter of fiscal year 2009 and in conjunction with the acquisition of Westcon, we modified these target levels by increasing the cumulative diluted earnings per share growth performance condition. The modification did not have an impact on our Consolidated Financial Statements.

Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At March 26, 2011, we estimated the probability of achievement for the performance-based restricted stock awards granted in fiscal years 2011 and 2010 to be 75% and 50% of the target levels, respectively. The performance-based restricted stock awards granted in fiscal year 2009 did not vest on March 26, 2011 as the performance condition related to these awards was not achieved.

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

RESULTS OF OPERATIONS

The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations.

	FY 2011	FY 2010	FY 2009

Gross Profit Percentage:
Product Gross Profit	25.7%	23.4%	25.4%
Service Gross Profit	25.3%	24.5%	23.7%
Total Gross Profit	25.5%	23.8%	24.9%
As a Percentage of Total Net Revenue:
Product Sales	65.6%	65.6%	68.3%
Service Revenue	34.4%	34.4%	31.7%

Total Net Revenue	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.9%	13.2%	13.2%
Administrative Expenses	7.6%	7.7%	8.1%
Total Operating Expenses	20.5%	20.9%	21.3%

Operating Income	5.0%	2.9%	3.6%

Interest Expense	0.1%	0.1%	0.1%
Other Expense	—	—	0.1%

Total Other Expense	0.1%	0.1%	0.2%

Income Before Income Taxes	4.9%	2.8%	3.4%
Provision for Income Taxes	1.9%	1.0%	1.3%

Net Income	3.0%	1.8%	2.1%

FISCAL YEAR ENDED MARCH 26, 2011 COMPARED TO FISCAL YEAR ENDED MARCH 27, 2010 (dollars in thousands):

Revenue:

	For the Years Ended
	March 26,	March 27,
	2011	2010

Net Revenue:
Product	$59,862	$53,143
Service	31,324	27,918

Total	$91,186	$81,061

Net revenue increased $10.1 million, or 12.5%, from fiscal year 2010 to fiscal year 2011.

Our product net sales accounted for 65.6% of our total net revenue in fiscal years 2011 and 2010. Year-over-year product net sales increased $6.7 million, or 12.6%. Our fiscal years 2011 and 2010 product sales in relation to prior fiscal year quarter comparisons were as follows:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	14.5%	9.1%	12.5%	15.1%	20.5%	8.5%	(7.6)%	(8.5%)

Product sales per day for each quarter of fiscal year 2011 were higher than the product sales per day during the same period of fiscal year 2010. Our product sales per business day for each quarter during fiscal years 2011 and 2010 were as follows:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$263	$267	$214	$203	$230	$249	$190	$176

When compared to sales from fiscal year 2010, fiscal year 2011 product sales to non-wind energy customers increased by $8.1 million, including $1.6 million in incremental sales from United Scale. Within the industries we operate and excluding United Scale, both direct and reseller channel sales growth rates were between 13% and 14%. We attribute this increase to a better economy and resulting improved pricing environment as well as continued direct marketing campaigns. During the same period, sales to wind energy customers declined $1.4 million, or 30.2%, in what was widely considered a weak year in the wind energy industry. The following table presents the percent of net sales for our significant product distribution channels for each quarter during fiscal years 2011 and 2010:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	73.5%	75.2%	73.5%	74.3%	75.2%	70.8%	77.5%	75.2%
Reseller	24.9%	23.3%	24.9%	24.1%	23.2%	27.8%	21.1%	23.3%
Freight Billed to Customer	1.6%	1.5%	1.6%	1.6%	1.6%	1.4%	1.4%	1.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Year-over-year increases in each of the aforementioned classifications contributed to an approximately $0.7 million, or 31.5%, increase in our pending product shipments balance at the end of fiscal year 2011 compared to the balance at the end of fiscal year 2010. Variations in pending product shipments can be impacted by several factors, including the timing product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. The following table reflects the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2011 and 2010 and our historical trend of total pending product shipments:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,784	$2,976	$2,347	$2,242	$2,117	$2,692	$2,226	$1,825
% of Pending Product Shipments that are Backorders	70.1%	74.6%	68.3%	67.4%	78.6%	74.9%	71.2%	60.6%

Calibration services net revenue, which accounted for 34.4% of our total net revenue in fiscal years 2011 and 2010, increased 12.2% from fiscal year 2010 to fiscal year 2011. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. The growth in fiscal year 2011 is the result of increased revenue from non-wind energy customers, including expansion of our traditional service customer base as well as $1.5 million of incremental revenue from United Scale. Services provided to wind-energy customers during fiscal year 2011 was consistent with those provided in the prior fiscal year and represented 6.8% of total service revenue. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Our fiscal years 2011 and 2010 calibration service revenue in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	1.0%	10.3%	14.1%	28.8%	30.6%	10.7%	15.5%	7.2%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, over the long-term, we expect to outsource 15% to 20% of Service segment revenue to third party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. During fiscal year 2011, we outsourced 20.6% of our total service revenue. We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances. The following table presents the percent of Service segment revenue for the significant sources for each fiscal quarter during fiscal years 2011 and 2010:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	78.2%	77.6%	77.9%	74.4%	75.9%	73.5%	77.3%	79.3%
Outsourced	19.3%	20.0%	19.8%	23.3%	21.6%	24.0%	20.2%	18.2%
Freight Billed to Customers	2.5%	2.4%	2.3%	2.3%	2.5%	2.5%	2.5%	2.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	For the Years Ended
	March 26,	March 27,
	2011	2010

Gross Profit:
Product	$15,366	$12,442
Service	7,932	6,852

Total	$23,298	$19,294

Total gross profit dollars in fiscal year 2011 increased by $4.0 million, or 20.8%, from fiscal year 2010. As a percentage of total net revenue, total gross profit improved 170 basis points over the same time period.

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

Total product gross profit in fiscal year 2011 was 25.7% of total product sales and increased 230 basis points when compared with 23.4% of total product sales in fiscal year 2010. Product gross profit increased $2.9 million in fiscal year 2011 compared to fiscal year 2010, primarily the result of higher sales as well as a combined $1.1 million in incremental vendor rebates and cooperative advertising income. The gross profit percentage in our direct and reseller channels increased 130 basis points and 40 basis points, respectively, from fiscal year 2010 to fiscal year 2011. Gross margins were generally better in fiscal year 2011 due in part to an improved economy. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % — Direct(1)	24.7%	25.2%	25.5%	25.0%	24.7%	23.1%	23.2%	24.3%
Channel Gross Profit % — Reseller(1)	15.3%	16.2%	16.6%	16.9%	16.0%	15.0%	15.6%	17.0%
Channel Gross Profit % — Combined(2)	22.4%	23.1%	23.3%	23.0%	22.6%	20.8%	21.6%	22.6%
Other Items %(3)	2.6%	3.7%	0.5%	4.0%	3.1%	1.2%	0.7%	0.9%

Total Product Gross Profit %	25.0%	26.8%	23.8%	27.0%	25.7%	22.0%	22.3%	23.5%

(1)	Channel gross profit % calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase cost divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Calibration services gross profit increased $1.1 million, or 15.8%, from fiscal year 2010 to fiscal year 2011. As a percent of service revenue, calibration services gross profit increased 80 basis points from fiscal year 2010 to fiscal year 2011. Despite this increase, margin expansion was somewhat limited during fiscal year 2011 as incremental revenue growth associated with acquisitions was accompanied by incremental lab costs. The following table reflects our calibration services gross profit growth in relation to prior fiscal year quarters:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth	2.5%	10.0%	16.4%	50.1%	25.4%	15.0%	25.5%	2.9%

Operating Expenses:

	For the Years Ended
	March 26,	March 27,
	2011	2010

Operating Expenses:
Selling, Marketing and Warehouse	$11,756	$10,682
Administrative	6,955	6,231
Total	$18,711	$16,913

Operating expenses increased $1.8 million, or 10.6%, from fiscal year 2010 to fiscal year 2011. A primary driver of the increase was employee-related expenses, which included incremental costs associated with United Scale and WTT personnel. Also contributing to the increase were additional investments in sales and marketing initiatives, which were funded in part by increased cooperative advertising income. Despite the increase in costs, operating expenses as a percentage of total net revenue declined 40 basis points for the same period.

Taxes:

	For the Years Ended
	March 26,	March 27,
	2011	2010

Provision for Income Taxes	$1,694	$832

Our effective tax rates for fiscal years 2011 and 2010 were 37.8% and 36.4%, respectively.

FISCAL YEAR ENDED MARCH 27, 2010 COMPARED TO FISCAL YEAR ENDED MARCH 28, 2009 (dollars in thousands):

Revenue:

	For the Years Ended
	March 27,	March 28,
	2010	2009

Net Revenue:
Product	$53,143	$51,480
Service	27,918	23,939

Total	$81,061	$75,419

Net revenue increased $5.6 million, or 7.5%, from fiscal year 2009 to fiscal year 2010.

Our product net sales accounted for 65.6% of our total net revenue in fiscal year 2010 and 68.3% of our total net revenue in fiscal year 2009. Year-over-year product net sales increased $1.7 million or 3.2%. Our fiscal years 2010 and 2009 product sales in relation to prior fiscal year quarter comparisons were as follows:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	20.5%	8.5%	(7.6)%	(8.5)%	(1.4)%	7.6%	15.5%	12.7%

Product net sales per day declined in both the first and second quarters of fiscal year 2010 when compared against the same quarter in the prior fiscal year, a direct result of the economy. As the economy began to improve in the second half of fiscal year 2010, we experienced growth in daily sales volume for both the third and fourth quarters of fiscal year 2010 when compared against the third and fourth quarters of fiscal year 2009. Our product sales per business day for each quarter during fiscal years 2010 and 2009 were as follows:

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

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of fiscal year 2010 increased by approximately $0.5 million, or 34.9%, from the balance at the end of fiscal year 2009. The increase in pending product shipments was primarily attributable to increased backorders, which included $0.2 million in incremental pending product shipments associated with United Scale, which was acquired during the fourth quarter of fiscal year 2010. As the economy improved and customer demand in the marketplace quickly increased, manufacturers were slower to respond, thus resulting in longer lead times for many of the products we sell. The following table reflects the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2010 and 2009 and our historical trend of total pending product shipments:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,117	$2,692	$2,226	$1,825	$1,569	$2,039	$1,671	$1,830
% of Pending Product Shipments that are Backorders	78.6%	74.9%	71.2%	60.6%	65.4%	72.9%	61.8%	59.9%

Calibration services revenue, which accounted for 34.4% of our total net revenue in fiscal year 2010 and 31.7% of our total net revenue in fiscal year 2009, increased 16.6% from fiscal year 2009 to fiscal year 2010. The growth in revenue was primarily a result of the expansion of our traditional service customer base through new customer acquisition as well as increased in-house and outsourced services provided to the wind energy industry. Service revenue from the wind-energy industry was $2.1 million in fiscal year 2010, or 7.6% of total service revenue. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because of the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Our fiscal years 2010 and 2009 calibration service revenue in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth (Decline)	30.6%	10.7%	15.5%	7.2%	(0.9)%	10.3%	4.5%	5.3%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. During fiscal year 2010, we outsourced 21.1% of our total service revenue. The slight increase in the percentage of outsourced revenue was attributable to specific services provided to the wind energy industry, which fell outside our scope of business. We continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances. The following table presents the percent of Service segment revenue for the significant sources for each fiscal quarter during fiscal years 2010 and 2009:

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

	FY 2010				FY 2009
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % — Direct(1)	24.7%	23.1%	23.2%	24.3%	24.0%	24.6%	26.5%	25.8%
Channel Gross Profit % — Reseller(1)	16.0%	15.0%	15.6%	17.0%	18.7%	17.8%	18.3%	18.2%
Channel Gross Profit % — Combined(2)	22.6%	20.8%	21.6%	22.6%	22.8%	22.8%	24.2%	23.9%
Other Items %(3)	3.1%	1.2%	0.7%	0.9%	1.2%	1.6%	1.8%	3.4%

Total Product Gross Profit %	25.7%	22.0%	22.3%	23.5%	24.0%	24.4%	26.0%	27.3%

(1)	Channel gross profit % calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase cost divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

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

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our credit agreement, which was extended for three years on January 15, 2011 with substantially similar terms, and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 26,	March 27,
	2011	2010

Cash Provided by (Used in):
Operating Activities	$2,573	$5,649
Investing Activities	(5,074)	(4,139)
Financing Activities	2,422	(1,469)

Operating Activities:  Cash provided by operating activities for fiscal year 2011 was $2.6 million compared to $5.6 million in fiscal year 2010. Significant working capital fluctuations were as follows:

•	Inventory/Accounts Payable: Inventory balance at March 26, 2011 was $7.6 million, an increase of $1.7 million when compared to $5.9 million on-hand at March 27, 2010. The increase was partly due to a strategic decision to maintain higher inventory levels of specific, higher-volume products, in support of greater sales growth and in an effort to reduce future backorder issues similar to those experienced at times during fiscal year 2010. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales. In fiscal year 2011, inventory increased and payables decreased primarily due to the timing of inventory purchases. Inventory was purchased near the end of fiscal year 2010 which was paid for in fiscal year 2011.

•	Receivables: We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable.

The following table illustrates our days sales outstanding from fiscal year 2010 to fiscal year 2011:

	March 26,	March 27,
	2011	2010

Net Sales, for the last two fiscal months	$19,305	$17,824
Accounts Receivable, net	$12,064	$11,439
Days Sales Outstanding	37	39

Investing Activities:  In fiscal year 2011, we used $5.1 million of cash in investing activities, $3.4 million for business acquisitions and $1.6 million to purchase property and equipment, primarily for additional service capabilities and infrastructure improvements that included facility expansion and investment in information technology. In fiscal year 2010, we used $4.1 million of cash in investing activities. The primary uses of the cash were $1.9 million for the acquisition of United Scale, $1.1 million in contingent consideration relating to our acquisition of Westcon and $1.1 million to purchase property and equipment, primarily for purposes similar to those in fiscal year 2011.

Financing Activities:  Financing activities provided $2.4 million in cash during fiscal year 2011, of which $2.7 million was from net borrowings from our revolving line of credit, primarily for business acquisitions and the repurchase of 80,000 shares of common stock at a price of $6.90 per share. In addition, we received $0.3 million of cash in fiscal year 2011 from the issuance of common stock through the exercise of stock options and warrants. During fiscal year 2010, we used $1.5 million in cash for financing activities, including $1.0 million to reduce our debt. In addition, we used $0.6 million of cash for the repurchase of 143,000 shares of common stock from beneficiaries of a former Board member’s estate at a price of $4.45 per share. This use of cash in fiscal year 2010 was offset by $0.2 million of cash generated primarily from the issuance of common stock through the exercise of stock options and warrants.

Contractual Obligations and Commercial Commitments.  The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements (in millions):

	Payments Due By Period
	Less than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total

Revolving Line of Credit(1)	$—	$5.3	$—	$—	$5.3
Operating Leases	1.3	1.8	1.1	1.1	5.3

Total Contractual Cash Obligations	$1.3	$7.1	$1.1	$1.1	$10.6

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes interest portion of the debt obligation.

OUTLOOK

Looking ahead, we see a stable to modestly improving economic outlook in our fiscal year ending March 31, 2012 that should result in mid-single digit Product segment growth and stable gross profit ratios, exclusive of the impact of the WTT acquisition. Our Service segment should grow at a greater rate than our Product segment, and in combination with our service targeted acquisition strategy, expand our service and operating margins.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average borrowing levels remained constant. As of March 26, 2011, $5.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Under our credit facility described in Note 3 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility and the London Interbank Offered Rate (“LIBOR”), plus a margin. As of March 26, 2011, the base rate and the LIBOR rate were 3.3% and 0.2%, respectively. Our interest rate for fiscal year 2011 ranged from 1.2% to 2.8%. On March 26, 2011 and March 27, 2010, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenues for fiscal years 2011 and 2010 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenues by less than 1%. We monitor the relationship between the United States and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We periodically enter into foreign exchange forward contracts to reduce the risk that our earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in each of fiscal years 2011 and 2010 was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 26, 2011, we had a foreign exchange contract set to mature in April 2011, outstanding in the notional amount of $0.9 million. We do not use hedging arrangements for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (“the Company”) as of March 26, 2011 and March 27, 2010 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 26, 2011. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries as of March 26, 2011 and March 27, 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 26, 2011, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP

New York, New York
June 22, 2011

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Product Sales	$59,862	$53,143	$51,480
Service Revenue	31,324	27,918	23,939

Net Revenue	91,186	81,061	75,419

Cost of Products Sold	44,496	40,701	38,410
Cost of Services Sold	23,392	21,066	18,261

Total Cost of Products and Services Sold	67,888	61,767	56,671

Gross Profit	23,298	19,294	18,748

Selling, Marketing and Warehouse Expenses	11,756	10,682	9,935
Administrative Expenses	6,955	6,231	6,127

Total Operating Expenses	18,711	16,913	16,062

Operating Income	4,587	2,381	2,686

Interest Expense	73	63	100
Other Expense, net	32	35	67

Total Other Expense	105	98	167

Income Before Income Taxes	4,482	2,283	2,519
Provision for Income Taxes	1,694	832	963

Net Income	2,788	1,451	1,556
Other Comprehensive Income (Loss)	103	62	(116)

Comprehensive Income	$2,891	$1,513	$1,440

Basic Earnings Per Share	$0.38	$0.20	$0.21
Average Shares Outstanding	7,290	7,352	7,304
Diluted Earnings Per Share	$0.37	$0.19	$0.21
Average Shares Outstanding	7,521	7,549	7,469

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 26,	March 27,
	2011	2010

ASSETS
Current Assets:
Cash	$32	$123
Accounts Receivable, less allowance for doubtful accounts of $73 and $82 as of March 26, 2011 and March 27, 2010, respectively	12,064	11,439
Other Receivables	617	418
Inventory, net	7,571	5,906
Prepaid Expenses and Other Current Assets	840	915
Deferred Tax Asset	631	566

Total Current Assets	21,755	19,367
Property and Equipment, net	5,253	4,163
Goodwill	11,666	10,038
Intangible Assets, net	1,982	1,234
Deferred Tax Asset	296	533
Other Assets	408	378

Total Assets	$41,360	$35,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,241	$8,798
Accrued Compensation and Other Liabilities	3,579	3,171
Income Taxes Payable	208	251

Total Current Liabilities	12,028	12,220
Long-Term Debt	5,253	2,532
Other Liabilities	750	704

Total Liabilities	18,031	15,456

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized;
7,759,580 and 7,698,450 shares issued as of March 26, 2011 and March 27, 2010, respectively; 7,260,798 and 7,279,668 shares outstanding as of March 26, 2011 and March 27, 2010, respectively	3,880	3,849
Capital in Excess of Par Value	10,066	9,357
Accumulated Other Comprehensive Income	485	382
Retained Earnings	11,092	8,304
Less: Treasury Stock, at cost, 498,782 and 418,782 shares as of March 26, 2011 and March 27, 2010, respectively	(2,194)	(1,635)

Total Shareholders’ Equity	23,329	20,257

Total Liabilities and Shareholders’ Equity	$41,360	$35,713

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Cash Flows from Operating Activities:
Net Income	$2,788	$1,451	$1,556
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Deferred Income Taxes	138	35	246
Depreciation and Amortization	2,293	2,080	1,897
Provision for Accounts Receivable and Inventory Reserves	158	133	304
Stock-Based Compensation Expense	428	579	666
Change in Contingent Consideration	(97)	—	—
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(357)	(2,453)	1,418
Inventory	(1,269)	(669)	836
Prepaid Expenses and Other Assets	(458)	(707)	(694)
Accounts Payable	(1,720)	3,639	(1,585)
Accrued Compensation and Other Liabilities	724	1,529	(789)
Income Taxes Payable	(55)	32	(39)

Net Cash Provided by Operating Activities	2,573	5,649	3,816

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,647)	(1,128)	(1,775)
Payments of Contingent Consideration	—	(1,094)	—
Business Acquisitions, net of cash acquired	(3,427)	(1,917)	(5,641)

Net Cash Used in Investing Activities	(5,074)	(4,139)	(7,416)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	2,740	(1,001)	3,199
Payments on Other Debt Obligations	(19)	(26)	(10)
Payment of Contingent Consideration	(52)	—	—
Issuance of Common Stock	300	201	239
Repurchase of Common Stock	(559)	(647)	—
Excess Tax Benefits Related to Stock-Based Compensation	12	4	44

Net Cash Provided by (Used in) Financing Activities	2,422	(1,469)	3,472

Effect of Exchange Rate Changes on Cash	(12)	23	(21)

Net (Decrease) Increase in Cash	(91)	64	(149)
Cash at Beginning of Period	123	59	208

Cash at End of Period	$32	$123	$59

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$72	$74	$91
Income Taxes, net	$1,577	$741	$715
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$65	$207	$—
Stock Issued in Connection with Business Acquisition	$—	$—	$1,113
Capital Lease Obligation	$—	$—	$49

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 29, 2008	7,446	$3,723	$6,649	$436	$5,297	276	$(988)	$15,117
Issuance of Common Stock	210	105	1,247					1,352
Stock-Based Compensation			666					666
Tax Benefit from Stock-Based Compensation			44					44
Comprehensive Income:
Currency Translation Adjustment				(104)				(104)
Unrecognized Prior Service Cost, net of tax				(12)				(12)
Net Income					1,556			1,556

Balance as of March 28, 2009	7,656	$3,828	$8,606	$320	$6,853	276	$(988)	$18,619
Issuance of Common Stock	42	21	180					201
Repurchase of Common Stock						143	(647)	(647)
Stock-Based Compensation			579					579
Tax Expense from Stock-Based Compensation			(8)					(8)
Comprehensive Income:
Currency Translation Adjustment				101				101
Unrecognized Prior Service Cost, net of tax				(39)				(39)
Net Income					1,451			1,451

Balance as of March 27, 2010	7,698	$3,849	$9,357	$382	$8,304	419	$(1,635)	$20,257
Issuance of Common Stock	58	29	271					300
Repurchase of Common Stock						80	(559)	(559)
Stock-Based Compensation			406					406
Restricted Stock	3	2	20					22
Tax Benefit from Stock-Based Compensation			12					12
Comprehensive Income:
Currency Translation Adjustment				28				28
Unrecognized Prior Service Cost, net of tax				75				75
Net Income					2,788			2,788

Balance as of March 26, 2011	7,759	$3,880	$10,066	$485	$11,092	499	$(2,194)	$23,329

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

Principles of Consolidation:  The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly-owned subsidiaries, Transmation (Canada) Inc., USEC Acquisition Corp. (“USEC Acquisition”), WTT Acquisition Corp. (“WTT Acquisition”) and WTT Real Estate Acquisition, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year:  Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 26, 2011 (“fiscal year 2011”), March 27, 2010 (“fiscal year 2010”) and March 28, 2009 (“fiscal year 2009”) consisted of 52 weeks.

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

Property and Equipment, Depreciation and Amortization: Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years

Machinery, Equipment and Software	2 - 6
Furniture and Fixtures	3 - 10
Leasehold Improvements	2 - 10
Buildings	39

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

Transcat estimates the fair value of the Company’s reporting units using the fair market value measurement requirement. The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. The Company determined that the fair value of each of the reporting units exceeded its carrying amount and that no impairment was indicated as of March 26, 2011 and March 27, 2010. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. No impairment indicators were present as of March 26, 2011 and March 27, 2010.

A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Product	Service	Total	Product	Service	Total

Net Book Value as of March 28, 2009	$5,489	$2,434	$7,923	$435	$656	$1,091
Additions (see Note 10)	1,284	830	2,115	17	324	341
Amortization	—	—	—	(79)	(119)	(198)

Net Book Value as of March 27, 2010	$6,773	$3,264	$10,038	$373	$861	$1,234
Additions (see Note 10)	1,258	371	1,628	836	214	1,050
Amortization	—	—	—	(140)	(162)	(302)

Net Book Value as of March 26, 2011	$8,031	$3,635	$11,666	$1,069	$913	1,982

The intangible assets are being amortized on an accelerated basis over their estimated useful life of up to 10 years. Amortization expense relating to intangible assets is expected to be $0.6 million in the fiscal year ending March 31, 2012 (“fiscal year 2012”), $0.4 million in fiscal year 2013, $0.3 million in fiscal year 2014, and $0.2 million in fiscal years 2015 and 2016.

Catalog Costs:  Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period. Total unamortized catalog costs included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million as of March 26, 2011 and March 27, 2010.

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

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2011, 2010 and 2009, the Company recorded non-cash stock-based compensation cost in the amount of $0.4 million, $0.6 million and $0.7 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income.

The estimated fair value of options granted in fiscal years 2010 and 2009 were calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value granted of $3.67 per share in fiscal year 2010 and $4.02 per share in fiscal year 2009. During fiscal year 2011, the Company did not grant any stock options.

The following are the weighted average assumptions used in the Black-Scholes model:

	FY 2010	FY 2009

Expected life	6 years	6 years
Annualized volatility rate	57.3%	61.3%
Risk-free rate of return	2.8%	3.3%
Dividend rate	0.0%	0.0%

The Black-Scholes model incorporated assumptions to value stock-based awards. The risk-free rate of return for periods within the contractual life of the award was based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument. Expected volatility was based on historical volatility of the Company’s stock. The expected option term represented the period that stock-based awards are expected to be outstanding based on the simplified method, which averages an award’s weighted-average vesting period and expected term for “plain vanilla” share options. Options are considered to be “plain vanilla” if they have the following basic characteristics: granted “at-the-money”; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life. For the expected term, the Company has “plain vanilla” stock options, and therefore used a simple average of the vesting period and the contractual term for options granted subsequent to January 1, 2006.

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

Cooperative Advertising Income:  Transcat records cash consideration received from a vendor as a reduction of cost of products sold as the related inventory is sold. The Company recorded, as a reduction of cost of products sold, consideration in the amount of $1.4 million in fiscal year 2011 and $1.1 million in each of the fiscal years 2010 and 2009.

Shipping and Handling Costs:  Freight expense and direct shipping costs are included in cost of products and services sold. These costs were approximately $1.5 million, $1.4 million and $1.5 million for fiscal years 2011, 2010 and 2009, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers, are reflected in selling, marketing, and warehouse expenses. These costs were $0.8 million in fiscal year 2011, $0.7 million in fiscal year 2010 and $0.5 million in fiscal year 2009.

Foreign Currency Translation and Transactions:  The accounts of Transmation (Canada) Inc., the Company’s wholly-owned subsidiary, years 2004 and 2005 evedative level of purchases annual amounts at fixed intervals. activity is performed the shipped and are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities, except for equity, have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transmation (Canada) Inc.’s balance sheets into U.S. dollars are recorded directly to the accumulated other comprehensive income component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency gain was less than $0.1 million in fiscal year 2011 and the net foreign currency loss was less than $0.1 million for each of the fiscal years 2010 and 2009. The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in each of the fiscal years 2011, 2010 and 2009, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 26, 2011, the Company had a foreign exchange contract, set to mature in April 2011, outstanding in the notional amount of $0.9 million. The Company does not use hedging arrangements for speculative purposes.

Comprehensive Income:  Other comprehensive income is comprised of net income, currency translation adjustments and unrecognized prior service costs, net of tax. At March 26, 2011, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million and unrecognized prior service costs, net of tax, of $0.1 million. At March 27, 2010, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million and unrecognized prior service costs, net of tax, of $0.2 million.

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

For each of the fiscal years 2011 and 2010, the net additional common stock equivalents had a $.01 per share effect on the calculation of dilutive earnings per share. For fiscal year 2009, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 26,	March 27,	March 28,
	2011	2010	2009

Average Shares Outstanding — Basic	7,290	7,352	7,304
Effect of Dilutive Common Stock Equivalents	231	197	165

Average Shares Outstanding — Diluted	7,521	7,549	7,469

Anti-dilutive Common Stock Equivalents	598	644	616

Subsequent Events:  On April 5, 2011, the Company acquired substantially all of the assets of CMC Instrument Services, Inc., a Rochester, New York-based provider of dimensional calibration and repair services.

The Company has evaluated all other events and transactions that occurred subsequent to March 26, 2011. No other material subsequent events have occurred that require recognition or disclosure in the Consolidated Financial Statements.

NOTE 2 —	PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 26,	March 27,
	2011	2010

Machinery, Equipment and Software	$17,926	$16,608
Furniture and Fixtures	1,842	1,710
Leasehold Improvements	1,174	904
Buildings and Land	675	—

Total Property and Equipment	$21,617	$19,222
Less: Accumulated Depreciation and Amortization	(16,364)	(15,059)

Total Property and Equipment, net	$5,253	$4,163

Total depreciation and amortization expense amounted to $1.5 million in fiscal year 2011, $1.3 million in fiscal year 2010 and $1.1 million in fiscal year 2009.

NOTE 3 —	DEBT

Description.  On January 15, 2011, Transcat extended its credit agreement (the “Credit Agreement”), which provides a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”), for three years. The Credit Agreement allows, within any twelve month period, business acquisitions totaling up to $10.0 million and payments of dividends and repurchases of common stock of up to $2.0 million. All other significant terms were unchanged.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization for the preceding four consecutive fiscal quarters. As of March 26, 2011, $15.0 million was available under the Credit Agreement, of which $5.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs.  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (the “Base Rate”), as defined in the Credit Agreement, or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rate as of March 26, 2011 were 3.3% and 0.2%, respectively. The Company’s interest rate for fiscal year 2011 ranged from 1.2% to 2.8%. Loan costs associated with the Credit Agreement, totaling less than $0.1 million, are being amortized over the term of the agreement.

Covenants.  The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout fiscal year 2011.

Other Terms.  The Company has pledged all of its U.S. tangible and intangible personal property and a majority of the common stock of its wholly-owned subsidiary, Transmation (Canada) Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 —	INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statements of Operations is as follows:

	FY 2011	FY 2010	FY 2009

United States	$4,483	$2,289	$2,544
Foreign	(1)	(6)	(25)

Total	$4,482	$2,283	$2,519

The net provision for income taxes for fiscal years 2011, 2010 and 2009 is as follows:

	FY 2011	FY 2010	FY 2009

Current Tax Provision:
Federal	$1,402	$710	$631
State	154	87	86

	$1,556	$797	$717

Deferred Tax Provision:
Federal	$133	$34	$225
State	5	1	21

	$138	$35	$246

Provision for Income Taxes	$1,694	$832	$963

A reconciliation of the income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations is as follows:

	FY 2011	FY 2010	FY 2009

Federal Income Tax at Statutory Rate	$1,524	$776	$856
State Income Taxes, net of Federal benefit	179	91	101
Other, net	(9)	(35)	6

Total	$1,694	$832	$963

The components of the net deferred tax assets are as follows:

	March 26,	March 27,
	2011	2010

Current Deferred Tax Assets:
Accrued Liabilities	$276	$263
Other	355	303

Total Current Deferred Tax Assets	$631	$566

Non-Current Deferred Tax Assets (Liabilities):
Stock-Based Compensation	$807	$708
Foreign Tax Credits (expiring through March 2018)	394	494
Depreciation	(506)	(524)
Intangible Assets	(377)	(469)
Other	(22)	324

Total Non-Current Deferred Tax Assets	$296	$533

Net Deferred Tax Assets	$927	$1,099

Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary, which consist primarily of undistributed earnings of less than $0.1 million. The undistributed earnings are considered permanently reinvested in the subsidiary, therefore, the determination of the deferred tax liability on unremitted earnings is not practicable because such liability, if any, depends on circumstances existing if and when remittance occurs.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. During fiscal year 2011, the Internal Revenue Service (the “IRS”) completed an examination of the Company’s U.S. federal income tax returns for the tax years ended March 28, 2009 and March 29, 2008. The IRS proposed no material adjustments. The Company is no longer subject to examination by U.S. federal income tax authorities for the tax years 2009 and prior, by state tax authorities for the tax years 2007 and prior, and by Canadian tax authorities for the tax years 2003 and prior. There are no tax years currently under examination by state or Canadian tax authorities.

During fiscal years 2011, 2010 and 2009, the Company recognized no adjustments for material uncertain tax benefits and expects no material changes to unrecognized tax positions within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2011, 2010 and 2009 or were accrued at March 26, 2011 and March 27, 2010.

NOTE 5 —	DEFINED CONTRIBUTION PLAN

All of Transcat’s United States based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided certain qualifications are met.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions vest over a three year period. The Company’s matching contributions to the 401K Plan were $0.3 million in each of the fiscal years 2011 and 2009. The Company temporarily suspended matching contributions to the 401K Plan for fiscal year 2010.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Board of Directors. The Company made no profit sharing contributions in fiscal years 2011, 2010 and 2009.

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

The change in the postretirement benefit obligation is as follows:

	FY 2011	FY 2010

Postretirement benefit obligation, at beginning of fiscal year	$651	$458
Service cost	134	85
Interest cost	39	33
Benefits paid	(20)	(7)
Actuarial (gain) or loss	(98)	82

Postretirement benefit obligation, at end of fiscal year	706	651
Fair value of plan assets, at end of fiscal year	—	—

Funded status, at end of year	$(706)	$(651)

Accumulated postretirement benefit obligation, at end of fiscal year	$706	$651

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2011	FY 2010	FY 2009

Net periodic postretirement benefit cost:
Service cost	$134	$85	$50
Interest cost	39	33	24
Amortization of prior service cost	13	13	13

	186	131	87

Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(13)	(13)	(13)
Net (gain) or loss	(108)	77	31

	(121)	64	18

Total recognized in net periodic benefit cost and other comprehensive income	$65	$195	$105

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$206	$327	$263

The prior service cost is amortized on a straight-line basis over the average remaining service period of active participants for the Non-Officer Plan and over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during the fiscal year 2012 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic benefit cost were as follows:

	March 26,	March 27,	March 28,
	2011	2010	2009

Weighted average discount rate	5.8%	6.1%	7.4%
Medical care cost trend rate:
Trend rate assumed for next year	8.5%	8.5%	9.0%
Ultimate trend rate	5.0%	5.0%	5.0%
Year that rate reaches ultimate trend rate	2019	2018	2018
Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%	5.0%

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

Fiscal Year	Amount

2012	36
2013	49
2014	60
2015	73
2016	68
Thereafter	420

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

The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 26, 2011, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.

In addition, Transcat maintains a warrant plan for directors (the “Directors’ Warrant Plan”). Under the Directors’ Warrant Plan, as amended, warrants have been granted to non-employee directors to purchase common stock at the fair market value at the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted, were fully vested as of August 2009 and expire August 2011.

Restricted Stock:  During the first quarter of fiscal years 2011, 2010 and 2009, the Company granted performance-based restricted stock awards in place of options as a primary component of executive compensation. The performance-based restricted stock awards vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period.

Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At March 26, 2011, the Company estimated the probability of achievement for the performance-based restricted stock awards granted in fiscal years 2011 and

2010 to be 75% and 50% of the target levels, respectively. During the fourth quarter of fiscal year 2011, based on an assessment of achieving the performance condition, the Company adjusted the estimated probability of achievement for the performance-based restricted stock awards granted in fiscal year 2010 from 75% to 50%. As a result, cumulative compensation cost relating to these awards was reduced by less than $0.1 million and reflected as a reduction of expense in the Consolidated Statement of Operations in fiscal year 2011. The performance-based restricted stock awards granted in fiscal year 2009 did not vest on March 26, 2011, as the performance condition related to these awards was not achieved. Total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was less than $0.1 million in each of the fiscal years 2011, 2010 and 2009. Unearned compensation totaled $0.2 million as of March 26, 2011.

Stock Options:  Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2011, 2010 and 2009:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	of	Price per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value

Outstanding as of March 29, 2008	656	$5.64
Granted	19	6.75
Exercised	(6)	2.69
Cancelled/Forfeited	(4)	6.35

Outstanding as of March 28, 2009	665	5.70
Granted	10	6.55
Cancelled/Forfeited	(1)	2.89

Outstanding as of March 27, 2010	674	5.72
Exercised	(16)	3.25
Cancelled/Forfeited	(4)	7.17

Outstanding as of March 26, 2011	654	5.77	6	$1,459

Exercisable as of March 26, 2011	511	5.30	5	1,378

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 26, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 26, 2011 was $0.1 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in each of the fiscal years 2011 and 2009 was less than $0.1 million. Cash receipts from the exercise of options in each of the fiscal years 2011 and 2009 was less than $0.1 million. In fiscal year 2010, there were no stock options exercised.

The following table presents options outstanding and exercisable as of March 26, 2011:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
	Number	Contractual	Price	Number	Price
	of	Term	per	of	per
	Shares	(in Years)	Share	Shares	Share
Range of Exercise Prices:
$2.20-$3.50	121	3	$2.52	121	$2.52
$3.51-$5.00	55	4	4.31	55	4.31
$5.01-$6.50	199	6	5.57	189	5.55
$6.51-$7.72	279	6	7.61	146	7.67

Total	654	6	5.77	511	5.30

Warrants:  Warrants expire in five years from the date of grant. The following table summarizes the Company’s warrants for fiscal years 2011, 2010 and 2009:

		Weighted
		Average
	Number	Exercise	Aggregate
	of	Price per	Intrinsic
	Shares	Share	Value

Outstanding as of March 29, 2008	99	$3.75
Exercised	(32)	2.57
Cancelled/Forfeited	(4)	5.25

Outstanding as of March 28, 2009	63	4.28
Exercised	(18)	3.19
Cancelled/Forfeited	(4)	2.88

Outstanding as of March 27, 2010	41	4.89
Exercised	(20)	4.26
Cancelled/Forfeited	(4)	4.26

Outstanding as of March 26, 2011	17	5.80	$37

Exercisable as of March 26, 2011	17	5.80	37

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2011 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on March 26, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of warrants exercised was less than $0.1 million in fiscal year 2011 and $0.1 million in each of the fiscal years 2010 and 2009. Cash received from the exercise of warrants was less than $0.1 million in each of fiscal years 2011, 2010 and 2009. The remaining contractual term of the warrants is less than one year.

NOTE 8 —	SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2011, 2010 and 2009:

	FY 2011	FY 2010	FY 2009

Net Revenue:
Product	$59,862	$53,143	$51,480
Service	31,324	27,918	23,939

Total	91,186	81,061	75,419

Gross Profit:
Product	15,366	12,442	13,070
Service	7,932	6,852	5,678

Total	23,298	19,294	18,748

Operating Expenses:
Product(1)	10,971	10,155	9,622
Service(1)	7,740	6,758	6,440

Total	18,711	16,913	16,062

Operating Income	4,587	2,381	2,686

Unallocated Amounts:
Other Expense, net	105	98	167
Provision for Income Taxes	1,694	832	963

Total	1,799	930	1,130

Net Income	$2,788	$1,451	$1,556

Total Assets:
Product	$25,470	$20,969	$16,807
Service	13,284	11,938	10,233
Unallocated	2,606	2,806	2,351

Total	$41,360	$35,713	$29,391

	FY 2011	FY 2010	FY 2009

Depreciation and Amortization(2):
Product	$673	$742	$778
Service	1,377	1,136	954
Unallocated	243	202	165

Total	$2,293	$2,080	$1,897

Capital Expenditures:
Product	$31	$25	$21
Service	1,282	767	1,456
Unallocated	334	336	298

Total	$1,647	$1,128	$1,775

Geographic Data:
Net Revenues to Unaffiliated Customers(3):
United States(4)	$81,666	$72,595	$66,892
Canada	6,698	5,872	5,296
Other International	2,822	2,594	3,231

Total	$91,186	$81,061	$75,419

Long-Lived Assets:
United States(4)	$5,087	$4,059	$4,065
Canada	166	104	109

Total	$5,253	$4,163	$4,174

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)	Including amortization of catalog costs.

(3)	Net revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.

(4)	United States includes Puerto Rico.

NOTE 9 —	COMMITMENTS

Leases:  Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense was approximately $1.4 million in fiscal year 2011, $1.3 million in fiscal year 2010 and $1.2 million in fiscal year 2009. The minimum future annual rental payments under the non-cancelable leases at March 26, 2011 are as follows (in millions):

Fiscal Year

2012	$1.3
2013	1.1
2014	0.7
2015	0.6
2016	0.5
Thereafter	1.1

Total minimum lease payments	$5.3

NOTE 10 —	ACQUISITIONS

On March 29, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, now codified as Accounting Standards Codification Topic 805, Business Combinations. This statement, which is to be applied prospectively upon adoption, established principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; requires the need to recognize contingent consideration at fair value on the acquisition date; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

During fiscal year 2011, Transcat completed two business acquisitions. On November, 1, 2010, Transcat, through Transmation (Canada) Inc., acquired certain assets of the service division of ACA TMetrix Inc. (“TMetrix”). TMetrix provides calibration and repair services throughout Canada and is located in Mississauga, Ontario. On January 11, 2011, Transcat, through WTT Acquisition, acquired substantially all of the assets of Wind Turbine Tools, Inc. and affiliated entities (“WTT”). WTT, located in Lincoln, Montana, is a premier provider of wind energy industry product tool kit solutions, technical assistance, torque calibration and hydraulic services. These acquisitions expand the Company’s reach within the wind energy industry and add to Transcat’s Service business in Canada.

The total purchase price paid for these businesses was approximately $3.4 million. The assets acquired were recorded under the acquisition method of accounting at their estimated fair values as of the date of acquisition. Goodwill, totaling $1.6 million, represents costs in excess of fair value assigned to the underlying net assets of the acquired businesses. Other intangible assets, namely customer bases totaling $1.0 million, represent an allocation of purchase price to identifiable intangible assets of the acquired businesses. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets are deductible for tax purposes. Acquisition costs, totaling $0.2 million, were recorded as incurred as an administrative expense in the Consolidated Statement of Operations. Pro forma information as of the beginning of the periods presented and the operating results of the businesses since the date of acquisition have not been disclosed as the acquisitions were not considered significant.

In addition, concurrent with the acquisition WTT, the Company entered into an Earn Out Agreement with the former owner. This agreement provides that the former owner may be entitled to receive earn out payments subject to certain continued employment and certain post-closing gross profit and revenue targets. These potential future payments are expected to be recorded as compensation expense in the period earned.

On January 27, 2010, Transcat, through USEC Acquisition, acquired United Scale & Engineering Corporation (“United Scale”) pursuant to a Stock Purchase Agreement (the “United Scale Purchase Agreement”) for approximately $2.0 million. United Scale is a supplier and servicer of industrial scales and weighing systems to customers located primarily in Wisconsin, Northern Illinois and Upper Michigan. The results of operations of United Scale are included in Transcat’s consolidated operating results as of the date the business was acquired.

The assets and liabilities of United Scale were recorded under the acquisition method of accounting at their estimated fair values as of the date of acquisition. Goodwill, totaling $1.0 million, represents costs in excess of fair values assigned to the underlying net assets of the acquired business. Other intangible assets, namely customer base totaling $0.3 million, represent an allocation of purchase price to identifiable intangible assets of the acquired business. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets are not deductible for tax purposes.

At the date of purchase, the Company accrued contingent consideration in the amount of $0.2 million relating to certain holdback provisions under the terms of the United Scale Purchase Agreement. During fiscal year

2011, Transcat paid less than $0.1 million in partial satisfaction of this contingency. As of March 26, 2011, less than $0.1 million in contingent consideration remains accrued and is included in other current liabilities in the Consolidated Balance Sheet.

On August 14, 2008, Transcat acquired Westcon Inc. (“Westcon”), a distributor of professional grade test and measurement instruments and provider of calibration and repair services to customers located primarily in the western United States. Under the terms of the Agreement and Plan of Merger (the “Westcon Merger Agreement”), Transcat paid an aggregate purchase price of approximately $6.9 million, which was paid in a combination of the issuance of 150,000 shares of Transcat common stock valued at approximately $1.1 million and approximately $5.8 million in cash. $0.5 million of the cash purchase price was distributed to satisfy certain debt obligations of Westcon, with the remainder being paid to the sole shareholder.

The assets and liabilities of Westcon were recorded under the acquisition method of accounting at their estimated fair values as of the date of acquisition. Goodwill represents costs in excess of fair values assigned to the underlying net assets of the acquired business. Other intangible assets, namely customer base, represent an allocation of purchase price to identifiable intangible assets of the acquired business. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets are not deductible for tax purposes.

The primary reasons for the Company’s acquisition of Westcon and the principal factors that contributed to the recognition of goodwill were the strengthening of the Company’s presence in the western United States and/or the synergies and related cost savings gained from the integration of the acquired operation.

Under the terms of the Westcon Merger Agreement, a contingent payment of up to $1.4 million was subject to holdback restrictions to secure the obligations of Westcon and its sole shareholder for post-closing adjustments, retention of business, reimbursement and indemnification. During fiscal 2010, the Company paid $1.1 million to the sole shareholder in full satisfaction of this contingency and recorded the payment as additional goodwill on the Company’s Consolidated Balance Sheet.

In addition, Transcat and the sole shareholder of Westcon entered into an Earn Out Agreement dated as of the closing of the merger. This agreement provides that the sole shareholder may be entitled to certain contingent earn out payments subject to continued employment and achieving certain post-closing gross profit and revenue targets. During each of the fiscal years 2011 and 2010, payments totaling $0.1 million were earned and recorded as compensation expense in the Consolidated Statement of Operations and Comprehensive Income.

NOTE 11 —	QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2011 and 2010:

			Net	Basic	Diluted
	Net	Gross	Income	Earnings (Loss)	Earnings (Loss)
	Revenues	Profit	(Loss)	per Share(a)	per Share(a)

FY 2011:
Fourth Quarter	$25,757	$6,930	$1,086	$0.15	$0.14
Third Quarter	23,881	6,052	897	0.12	0.12
Second Quarter	20,920	4,958	527	0.07	0.07
First Quarter	20,628	5,358	278	0.04	0.04
FY 2010:
Fourth Quarter	$23,535	$6,431	$869	$0.12	$0.12
Third Quarter	21,823	4,806	483	0.07	0.06
Second Quarter	18,495	4,172	188	0.03	0.02
First Quarter	17,208	3,885	(89)	(0.01)	(0.01)

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, warrants and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

TRANSCAT, INC.
SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

		Expense
		(Income)
	Balance	Realized in	Additions	Balance
	at the	Consolidated	(Reductions) to	at the
	Beginning	Statements	Allowance/	End of
	of the Year	of Operations	Reserve	the Year

Allowance for Doubtful Accounts:
FY 2011	$82	$85	$(94)	$73
FY 2010	$75	$85	$(78)	$82
FY 2009	$56	$160	$(141)	$75
Reserve for Inventory Loss:
FY 2011	$347	$(41)	$214	$520
FY 2010	$223	$31	$93	$347
FY 2009	$62	$103	$58	$223
Deferred Tax Valuation Allowance:
FY 2011	$—	$—	$—	$—
FY 2010	$—	$—	$—	$—
FY 2009	$35	$(35)	$—	$—

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including the principal executive officer and the principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 26, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

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

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2011 Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2011 fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2011 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2011 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2011 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2011 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 26, 2011:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities			remaining available
	to be issued		Weighted average	for future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
	warrants and rights		warrants and rights	reflected in column (a))
Plan category	(a)		(b)	(c)

Equity compensation plans approved by security holders	829	(1)	$4.67	231
Equity compensation plans not approved by security holders	—		—	—

Total	829		$4.67	231

(1)	Includes performance-based restricted stock awards granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 7 of our Consolidated Financial Statements in Item 8 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2011 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2011 fiscal year end.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2011 Annual Meeting of Shareholders under the heading “Ratification of Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2011 fiscal year end.

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

TRANSCAT, INC.

Date: June 22, 2011	By:	/s/ Charles P. Hadeed Charles P. Hadeed President, Chief Executive Officer and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 22, 2011	/s/ Charles P. Hadeed Charles P. Hadeed	Director, President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)
June 22, 2011	/s/ John J. Zimmer John J. Zimmer	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
June 20, 2011	/s/ Carl E. Sassano Carl E. Sassano	Chairman of the Board of Directors
June 22, 2011	/s/ Francis R. Bradley Francis R. Bradley	Director
June 22, 2011	/s/ Richard J. Harrison Richard J. Harrison	Director
June 22, 2011	/s/ Nancy D. Hessler Nancy D. Hessler	Director
June 22, 2011	/s/ Paul D. Moore Paul D. Moore	Director
June 22, 2011	/s/ Harvey J. Palmer Harvey J. Palmer	Director
June 22, 2011	/s/ Alan H. Resnick Alan H. Resnick	Director
June 22, 2011	/s/ John T. Smith John T. Smith	Director

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable.
(3)	Articles of Incorporation and Bylaws
	3.1	The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	3.2	Code of Regulations, as amended through October 26, 2009, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 29, 2009.
(4)	Instruments defining the rights of security holders, including indentures
Not applicable.
(9)	Voting trust agreement
Not applicable.
(10)	Material contracts
	#10.1	Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 99(b) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10.2	Amendment No. 1 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit II to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10.3	Amendment No. 2 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.
	#10.4	Amendments No. 3 and 4 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan are incorporated herein by reference from the Company’s definitive proxy statement filed on July 7, 1998 in connection with the 1998 Annual Meeting of Shareholders.
	#10.5	Amendment No. 5 to the Transcat, Inc. Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Appendix B to the Company’s 1999 preliminary proxy statement filed on June 21, 1999 in connection with the 1999 Annual Meeting of Shareholders.
	#10.6	Form of Warrant Certificate representing warrants granted under the Amended and Restated Directors’ Warrant Plan is incorporated herein by reference from Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2005.
	#10.7	Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 99(e) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.
	#10.8	Amendment No. 1 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
	#10.9	Amendment No. 2 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit V to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.
	#10.10	Amendment No. 3 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
	#10.11	Amendment No. 4 to the Transcat, Inc. Employees’ Stock Purchase Plan is incorporated herein by reference from Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

#10.12	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
#10.13	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
#10.14	Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.
#10.15	Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Appendix D to the Company’s definitive proxy statement filed on July 10, 2006 in connection with the 2006 Annual Meeting of Shareholders.
#10.16	Form of Award Notice for Performance-Based Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.
#10.17	Form of Amended and Restated Agreement for Severance Upon Change in Control for Charles P. Hadeed is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2006.
#10.18	Amendment to Agreement for Severance Upon Change in Control for Charles P. Hadeed dated December 16, 2008 is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 27, 2008.
10.19	Credit Agreement dated as of November 21, 2006 by and between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006.
10.20	Amendment Number One to Credit Agreement dated as of August 14, 2008 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
10.21	Amendment No. 2 to Credit Agreement dated February 26, 2010 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.26 the Company’s Annual Report on Form 10-K for the year ended March 27, 2010.
*10.22	Amendment Number Three to Credit Agreement dated as of January 15, 2011 between Transcat, Inc. and JPMorgan Chase Bank, N.A.
10.23	Lease Addendum between Gallina Development Corporation and Transcat, Inc. dated June 2, 2008 is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
10.24	Agreement and Plan of Merger by and among Transcat Acquisition Corp., Westcon, Inc. and David Goodhead dated as of August 14, 2008 is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
10.25	Transcat, Inc. 2009 Insider Stock Sales Plan is incorporated herein by reference from Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.
#10.26	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective January 1, 2010) is incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010.
10.27	Transcat, Inc. Post-Retirement Benefit Plan for Non-Officer Employees (Amended and Restated Effective January 1, 2010) is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010.
#10.28	Certain compensation information for Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company, John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company, and John P. Hennessey, Vice President of Sales and Marketing of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on April 8, 2011.

(11)	Statement re computation of per share earnings
Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income included in this Form 10-K as Item 8.
(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(14)	Code of Ethics
Not applicable.
(16)	Letter re change in certifying accountant
Not applicable.
(18)	Letter re change in accounting principles
Not applicable.
(21)	Subsidiaries of the registrant
	*21.1	Subsidiaries
(22)	Published report regarding matters submitted to a vote of security holders
Not applicable.
(23)	Consents of experts and counsel
	*23.1	Consent of BDO USA, LLP
(24)	Power of Attorney
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
	*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Exhibit filed with this report.

#	Management contract or compensatory plan or arrangement.