Form 10-Q
period 2011-06-25
TRANSCAT INC
filed 2011-08-05
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 25, 2011
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 000-03905
TRANSCAT, INC.
(Exact name of registrant as specified in its charter)

Ohio
(State or other jurisdiction of	16-0874418
incorporation or organization)	(I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 3, 2011 was 7,291,930.

Page(s)
PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:
Statements of Operations and Comprehensive Income for the First Quarter Ended June 25, 2011 and June 26, 2010	3
Balance Sheets as of June 25, 2011 and March 26, 2011	4
Statements of Cash Flows for the First Quarter Ended June 25, 2011 and June 26, 2010	5
Statements of Shareholders’ Equity for the First Quarter Ended June 25, 2011	6
Notes to Consolidated Financial Statements	7-11
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-17
Item 3. Quantitative and Qualitative Disclosures about Market Risk	18
Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 6. Exhibits	18

SIGNATURES	19

INDEX TO EXHIBITS	20
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 25,	June 26,
	2011	2010
Product Sales	$17,182	$12,975
Service Revenue	8,423	7,653

Net Revenue	25,605	20,628

Cost of Products Sold	12,914	9,474
Cost of Services Sold	6,393	5,796

Total Cost of Products and Services Sold	19,307	15,270

Gross Profit	6,298	5,358

Selling, Marketing and Warehouse Expenses	3,626	3,049
Administrative Expenses	2,102	1,858

Total Operating Expenses	5,728	4,907

Operating Income	570	451

Interest Expense	28	12
Other Expense (Income), net	17	(5)

Total Other Expense	45	7

Income Before Income Taxes	525	444
Provision for Income Taxes	200	166

Net Income	325	278

Other Comprehensive Income (Loss)	1	(1)

Comprehensive Income	$326	$277

Basic Earnings Per Share	$0.04	$0.04
Average Shares Outstanding	7,277	7,287

Diluted Earnings Per Share	$0.04	$0.04
Average Shares Outstanding	7,608	7,527
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 25,	March 26,
	2011	2011
ASSETS
Current Assets:
Cash	$42	$32
Accounts Receivable, less allowance for doubtful accounts of $97 and $73 as of June 25, 2011 and March 26, 2011, respectively	11,983	12,064
Other Receivables	960	617
Inventory, net	8,567	7,571
Prepaid Expenses and Other Current Assets	899	840
Deferred Tax Asset	693	631

Total Current Assets	23,144	21,755
Property and Equipment, net	5,461	5,253
Goodwill	11,745	11,666
Intangible Assets, net	1,950	1,982
Deferred Tax Asset	246	296
Other Assets	419	408

Total Assets	$42,965	$41,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,554	$8,241
Accrued Compensation and Other Liabilities	2,936	3,579
Income Taxes Payable	156	208

Total Current Liabilities	11,646	12,028
Long-Term Debt	6,543	5,253
Other Liabilities	787	750

Total Liabilities	18,976	18,031

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,787,044 and 7,759,580 shares issued as of June 25, 2011 and March 26, 2011, respectively; 7,288,262 and 7,260,798 shares outstanding as of June 25, 2011 and March 26, 2011, respectively	3,894	3,880
Capital in Excess of Par Value	10,386	10,066
Accumulated Other Comprehensive Income	486	485
Retained Earnings	11,417	11,092
Less: Treasury Stock, at cost, 498,782 shares as of June 25, 2011 and March 26, 2011	(2,194)	(2,194)

Total Shareholders’ Equity	23,989	23,329

Total Liabilities and Shareholders’ Equity	$42,965	$41,360

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 25,	June 26,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$325	$278
Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities:
Deferred Income Taxes	(8)	(14)
Depreciation and Amortization	670	496
Provision for Accounts Receivable and Inventory Reserves	66	1
Stock-Based Compensation Expense	258	159
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(297)	2,359
Inventory	(1,028)	(1,140)
Prepaid Expenses and Other Assets	(163)	54
Accounts Payable	213	(1,239)
Accrued Compensation and Other Liabilities	(543)	(1,023)
Income Taxes Payable	(58)	(142)

Net Cash Used in Operating Activities	(565)	(211)

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(610)	(215)
Business Acquisition	(125)	—

Net Cash Used in Investing Activities	(735)	(215)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	1,296	405
Payments on Other Debt Obligations	(6)	(6)
Payment of Contingent Consideration	(58)	(52)
Issuance of Common Stock	70	42
Excess Tax Benefits Related to Stock-Based Compensation	6	—

Net Cash Provided by Financing Activities	1,308	389

Effect of Exchange Rate Changes on Cash	2	(1)

Net Increase (Decrease) in Cash	10	(38)
Cash at Beginning of Period	32	123

Cash at End of Period	$42	$85

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$18	$13
Income Taxes, net	$262	$304

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$100	$—
See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total
Balance as of March 26, 2011	7,759	$3,880	$10,066	$485	$11,092	499	$(2,194)	$23,329
Issuance of Common Stock	10	5	65					70
Stock-Based Compensation			113					113
Restricted Stock	18	9	136					145
Tax Benefit from Stock-Based Compensation			6					6
Comprehensive Income:
Currency Translation
Adjustment				(2)				(2)
Unrecognized Prior Service
Cost, net of tax				3				3
Net Income					325			325

Balance as of June 25, 2011	7,787	$3,894	$10,386	$486	$11,417	499	$(2,194)	$23,989

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
Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 26, 2011 (“fiscal year 2011”) contained in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.
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
Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of the fiscal year ending March 31, 2012 (“fiscal year 2012”) and fiscal year 2011, the Company recorded non-cash stock-based compensation cost in the amount of $0.3 million and $0.2 million, respectively, in the Consolidated Statements of Operations and Comprehensive Income.
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
Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first quarter of fiscal years 2012 and 2011. The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal years 2012 and 2011, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 25, 2011, the Company had a foreign exchange contract, set to mature in July 2011, outstanding in the notional amount of $0.9 million. The Company does not use hedging arrangements for speculative purposes.

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
The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 25,	June 26,
	2011	2010
Average Shares Outstanding — Basic	7,277	7,287
Effect of Dilutive Common Stock Equivalents	331	240

Average Shares Outstanding — Diluted	7,608	7,527

Anti-dilutive Common Stock Equivalents	475	638

Recently Issued Accounting Pronouncements: In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity and requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance is effective for financial periods beginning after December 15, 2011. ASU 2011-05 requires changes in presentation only and will have no financial impact on the Company’s Consolidated Financial Statements.
In May 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”). This standard amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. ASU 2011-04 is effective for financial periods beginning after December 15, 2011 and is to be applied prospectively. The Company is currently evaluating the impact of ASU 2011-04 on its Consolidated Financial Statements.
Subsequent Events: The Company has evaluated all events and transactions that occurred subsequent to June 25, 2011. No material subsequent events have occurred that require recognition or disclosure in the Consolidated Financial Statements.
NOTE 2 — DEBT
Description: Transcat, through its credit agreement (the “Credit Agreement”) has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”). As of June 25, 2011, $15.0 million was available under the Credit Agreement, of which $6.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Interest and Commitment Fees: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (the “Base Rate”), as defined in the Credit Agreement, or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rate as of June 25, 2011 were 3.3% and 0.2%, respectively. The Company’s interest rate for the first quarter of fiscal year 2012 ranged from 1.1% to 2.8%.
Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2012.
Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property and a majority of the common stock of its wholly-owned subsidiary, Transmation (Canada) Inc., as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 — STOCK-BASED COMPENSATION
The Transcat, Inc. 2003 Incentive Plan, as amended (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 25, 2011, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.
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
Restricted Stock: During the first quarter of fiscal years 2012, 2011 and 2010, the Company granted performance-based restricted stock awards that vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period.
Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At June 25, 2011, the Company estimated the probability of achievement for the performance-based restricted stock awards granted in fiscal years 2012, 2011 and 2010 to be 100%, 75% and 50% of the target levels, respectively. Total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was less than $0.1 million and $0.1 million in the first quarters of fiscal years 2012 and 2011, respectively. Unearned compensation totaled $0.4 million as of June 25, 2011.
On April 4, 2011, the Company granted restricted stock awards, which vested immediately, to its officers and certain key employees. Total expense related to these restricted stock awards, based on grant date fair value, was $0.1 million in the first quarter of fiscal year 2012.
Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.
The following table summarizes the Company’s options as of and for the first quarter ended June 25, 2011:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 26, 2011	654	$5.77
Granted	—	—
Exercised	(4)	5.15
Cancelled/Forfeited	(53)	6.80

Outstanding as of June 25, 2011	597	5.75	5	$2,800

Exercisable as of June 25, 2011	478	5.24	5	2,396

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2012 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 25, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.
Total unrecognized compensation cost related to non-vested stock options as of June 25, 2011 was less than $0.1 million, which is expected to be recognized over a weighted average period of approximately one year. The aggregate intrinsic value of stock options exercised in the first quarter of fiscal year 2012 was less than $0.1 million. Cash received from the exercise of options in the first quarter of fiscal year 2012 was less than $0.1 million.

Warrants: The following table summarizes the Company’s warrants, which are set to expire in August 2011, as of and for the first quarter ended June 25, 2011:

		Weighted
		Average
	Number	Exercise	Aggregate
	of	Price Per	Intrinsic
	Shares	Share	Value
Outstanding as of March 26, 2011	17	$5.80
Granted	—	—
Exercised	(3)	5.80
Cancelled/Forfeited	—	—

Outstanding as of June 25, 2011	14	5.80	$64

Exercisable as of June 25, 2011	14	5.80	64

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2012 and the exercise price, multiplied by the number of in-the-money warrants) that would have been received by the warrant holders had all holders exercised their warrants on June 25, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock. The aggregate intrinsic value of warrants exercised in the first quarter of fiscal year 2012 was less than $0.1 million. Cash received from the exercise of warrants in the first quarter of fiscal year 2012 was less than $0.1 million.
NOTE 4 — SEGMENT INFORMATION
Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the first quarters ended June 25, 2011 and June 26, 2010:

	First Quarter Ended
	June 25,	June 26,
	2011	2010
Net Revenue:
Product Sales	$17,182	$12,975
Service Revenue	8,423	7,653

Total	25,605	20,628

Gross Profit:
Product	4,268	3,501
Service	2,030	1,857

Total	6,298	5,358

Operating Expenses:
Product (1)	3,447	2,875
Service (1)	2,281	2,032

Total	5,728	4,907

Operating Income	570	451

Unallocated Amounts:
Total Other Expense, net	45	7
Provision for Income Taxes	200	166

Total	245	173

Net Income	$325	$278

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 — ACQUISITIONS
As part of its growth strategy, the Company has engaged in a number of business acquisitions. In connection with certain of these acquisitions, the Company entered into earn out agreements with the former owners of the acquired businesses. These agreements entitle the former owners to receive earn out payments subject to continued employment and certain post-closing financial targets, as defined in the agreements. During the first quarter of fiscal years 2012 and 2011, payments totaling $0.1 million and less than $0.1 million, respectively, were earned and recorded as compensation expense in the Consolidated Statements of Operations and Comprehensive Income. Total earn out consideration unpaid as of June 25, 2011 was $0.2 million and is included in other current liabilities in the Consolidated Balance Sheet.
In addition, certain of these business acquisitions contain holdback provisions, as defined in the respective purchase agreements. The Company accrues contingent consideration relating to the holdback provisions based on their estimated fair value as of the date of acquisition. During the first quarter of fiscal years 2012 and 2011, the Company paid less than $0.1 million in contingent consideration. Total contingent consideration unpaid as of June 25, 2011 was $0.1 million and is included in other current liabilities in the Consolidated Balance Sheet.
On April 5, 2011, the Company acquired substantially all of the assets of CMC Instrument Services, Inc. (“CMC”), a Rochester, New York-based provider of dimensional calibration and repair services. The assets were recorded under the acquisition method of accounting at their estimated fair values as of the date of acquisition. Pro forma information as of the beginning of the period presented and the operating results of CMC since the date of acquisition have not been disclosed as the acquisition was not considered significant.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements: This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”). Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast. Therefore, our actual results and outcomes may materially differ from those expressed or forecasted in any such forward-looking statements. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference. New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us. For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 26, 2011. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.
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
During the first quarter of fiscal years 2012, 2011 and 2010, we granted performance-based restricted stock awards that vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At June 25, 2011, we estimated the probability of achievement for the performance-based awards granted in fiscal years 2012, 2011 and 2010 to be 100%, 75% and 50% of the target levels, respectively.
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

RESULTS OF OPERATIONS
The following table presents, for the first quarter of fiscal years 2012 and 2011, the components of our Consolidated Statements of Operations:

	(Unaudited)
	First Quarter Ended
	June 25,	June 26,
	2011	2010
Gross Profit Percentage:
Product Gross Profit	24.8%	27.0%
Service Gross Profit	24.1%	24.3%
Total Gross Profit	24.6%	26.0%

As a Percentage of Total Net Revenue:
Product Sales	67.1%	62.9%
Service Revenue	32.9%	37.1%

Total Net Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	14.2%	14.8%
Administrative Expenses	8.2%	9.0%

Total Operating Expenses	22.4%	23.8%

Operating Income	2.2%	2.2%

Interest Expense	0.1%	0.1%
Total Other Expense, net	0.1%	0.0%

Total Other Expense	0.2%	0.1%

Income Before Income Taxes	2.0%	2.1%
Provision for Income Taxes	0.8%	0.8%

Net Income	1.2%	1.3%

FIRST QUARTER ENDED JUNE 25, 2011 COMPARED TO FIRST QUARTER ENDED JUNE 26, 2010 (dollars in thousands):
Revenue:

	First Quarter Ended
	June 25,	June 26,
	2011	2010
Net Revenue:
Product Sales	$17,182	$12,975
Service Revenue	8,423	7,653

Total	$25,605	$20,628

Net revenue increased $5.0 million, or 24.1%, from the first quarter of fiscal year 2011 to the first quarter of fiscal year 2012.
Our product net sales accounted for 67.1% of our total net revenue in the first quarter of fiscal year 2012 and 62.9% of our total net revenue in the first quarter of fiscal year 2011. For the first quarter of fiscal year 2012, product sales increased $4.2 million, or 32.4%, compared to the first quarter of fiscal year 2011. This growth was driven by our sales and marketing campaigns to expand our customer base and gain market share in the traditional industries we serve as well as to the wind energy industry. Our fiscal years 2012 and 2011 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2012	FY 2011
	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	32.4%	14.5%	9.1%	12.5%	15.1%
Our average product sales per business day increased to $268 in the first quarter of fiscal year 2012, compared with $203 in the first quarter of fiscal year 2011. Our product sales per business day for each fiscal quarter during the fiscal years 2012 and 2011 are as follows:

	FY 2012	FY 2011
	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$268	$263	$267	$214	$203
In the first quarter of fiscal year 2012, sales through our direct distribution channel increased $2.9 million, or 29.7%, from the same period in the prior fiscal year. Net sales to wind energy industry customers, which represented 8.8% and 3.3% of our total product net sales in the first quarter of fiscal years 2012 and 2011, respectively, increased by $1.1 million and were aided by our acquisition of Wind Turbine Tools Inc. and its affiliated companies, which occurred in January 2011. Sales to our reseller channel increased 41.1% from the first quarter of fiscal year 2011 to the first quarter of fiscal year 2012 due in part to several high volume product orders to some of our key customers within this channel. As a result, the mix of reseller sales, as a percent of our total product net sales, increased 160 basis points from the first quarter of fiscal year 2011 to the first quarter of fiscal year 2012. The following table presents the percent of net sales for the significant product distribution channels for each quarter during fiscal years 2012 and 2011:

	FY 2012	FY 2011
	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	72.8%	73.5%	75.2%	73.5%	74.3%
Reseller	25.7%	24.9%	23.3%	24.9%	24.1%
Freight Billed to Customer	1.5%	1.6%	1.5%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments for the first quarter of fiscal year 2012 increased by $0.8 million, or 33.9%, from the first quarter of fiscal year 2011. This increase was primarily driven by an increase in backorders. Overall, variations in pending product shipments can be impacted by several factors, including the timing product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. The following table presents the percentage of total pending product shipments that are backorders at the end of the first quarter of fiscal year 2012 and our historical trend of total pending product shipments:

	FY 2012	FY 2011
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,002	$2,784	$2,976	$2,347	$2,242
% of Pending Product Shipments that are Backorders	67.9%	70.1%	74.6%	68.3%	67.4%
Service revenue increased $0.8 million, or 10.1%, from the first quarter of fiscal year 2011 to the first quarter of fiscal year 2012. The growth can be attributed to expansion of our existing customer base and incremental revenue associated with recent acquisitions. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of reasons. Among those reasons are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended June 25, 2011 were $32.1 million, up 8.3% when compared with $29.6 million for the twelve months ended June 26, 2010. Our fiscal years 2012 and 2011 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2012	FY 2011
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	10.1%	1.0%	10.3%	14.1%	28.8%
Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, over the long-term, we expect to outsource 15% to 20% of Service segment revenue to third party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. Because of the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. During the first quarter of fiscal year 2011, we experienced an increase in specific outsourced services provided to wind energy customers, which fall outside our current scope of capabilities. We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances. The following table presents the source of our Service segment revenue and the percent of Service segment revenue for each fiscal quarter during fiscal years 2012 and 2011:

	FY 2012	FY 2011
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	77.7%	78.2%	77.6%	77.9%	74.4%
Outsourced	19.8%	19.3%	20.0%	19.8%	23.3%
Freight Billed to Customers	2.5%	2.5%	2.4%	2.3%	2.3%

	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	First Quarter Ended
	June 25,	June 26,
	2011	2010
Gross Profit:
Product	$4,268	$3,501
Service	2,030	1,857

Total	$6,298	$5,358

Total gross profit dollars in the first quarter of fiscal year 2012 increased $0.9 million, or 17.5%, from the first quarter of fiscal year 2011. As a percentage of total net revenue, total gross profit in the first quarter of fiscal year 2012 decreased 140 basis points from the first quarter of fiscal year 2011.
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
The channel gross profit percentage in our direct distribution channel improved 60 basis points from the first quarter of fiscal year 2011 to the first quarter of fiscal year 2012, which is a result of our continued efforts to closely monitor price discounts extended to customers. Within the reseller channel, quarter-over-quarter channel gross profit percentage declined by 140 basis points due to the volume-based pricing structure utilized within the channel. Larger orders with key reseller customers drove higher volume and gross profit, while negatively impacting the channel’s gross profit percentage.
Total product gross profit improved $0.8 million in the first quarter of fiscal year 2012 compared to the first quarter of fiscal year 2011. As a percentage of total product sales, total product gross profit in the first quarter of fiscal year 2012 was 24.8% and decreased 220 basis points when compared with 27.0% in the first quarter of fiscal year 2011. The primary driver of the gross margin decline was an increased mix of products sold through the reseller channel. Also impacting the gross margin was an increase in sales of products supplied by overseas vendors, which resulted in higher shipping, handling and customs-

related costs. Many of these products are integral to customers within the wind energy industry. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2012	FY 2011
	Q1	Q4	Q3	Q2	Q1
Channel Gross Profit % — Direct (1)	25.6%	24.7%	25.2%	25.5%	25.0%
Channel Gross Profit % — Reseller (1)	15.5%	15.3%	16.2%	16.6%	16.9%
Channel Gross Profit % — Combined (2)	23.0%	22.4%	23.1%	23.3%	23.0%
Other Items % (3)	1.8%	2.6%	3.7%	0.5%	4.0%

Total Product Gross Profit %	24.8%	25.0%	26.8%	23.8%	27.0%

(1)	Channel gross profit % is calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross profit % for direct and reseller channels, calculated as net sales less purchase costs divided by net sales.

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
Service segment gross profit increased $0.2 million, or 9.3%, from the first quarter of fiscal year 2011 to the first quarter of fiscal year 2012. As a percent of Service segment revenue, Service segment gross profit decreased 20 basis points over the same time period. During the first quarter of fiscal year 2012, general inflationary increases and incremental costs associated with recent acquisitions slightly outpaced our revenue growth, resulting in a slight decline in gross margin. Service segment gross profit for the twelve months ended June 25, 2011 was $8.1 million, up 8.5% when compared with $7.5 million for the twelve months ended June 26, 2010. As a percent of Service segment revenue, gross profit percentage was 25.3% and 25.2%, respectively, for the twelve months ended June 25, 2011 and June 26, 2010. The following table reflects our Service segment gross profit growth in relation to prior fiscal year quarters:

	FY 2012	FY 2011
	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth	9.3%	2.5%	10.0%	16.4%	50.1%
Operating Expenses:

	First Quarter Ended
	June 25,	June 26,
	2011	2010
Operating Expenses:
Selling, Marketing and Warehouse	$3,626	$3,049
Administrative	2,102	1,858

Total	$5,728	$4,907

Operating expenses increased $0.8 million, or 16.7%, from the first quarter of fiscal year 2011 to the first quarter of fiscal year 2012. The increase reflected higher employee-based compensation, acquisition-related expenses and investments in sales and marketing initiatives. As a percentage of net revenue, operating expenses improved to 22.4% in the first quarter of fiscal year 2012 from 23.8% in the first quarter of fiscal year 2011.
Taxes:

	First Quarter Ended
	June 25,	June 26,
	2011	2010
Provision for Income Taxes	$200	$166
Our effective tax rates for the first quarter of fiscal years 2012 and 2011 were 38.1% and 37.4%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.
Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	First Quarter Ended
	June 25,	June 26,
	2011	2010
Cash (Used in) Provided by:
Operating Activities	$(565)	$(211)
Investing Activities	(735)	(215)
Financing Activities	1,308	389
Operating Activities: Net cash used in operations was $0.6 million for the first quarter of fiscal year 2012 compared to $0.2 million of cash used in operations in the first quarter of fiscal year 2011. Significant working capital fluctuations were as follows:
•	Inventory/Accounts Payable: Our inventory balance at June 25, 2011 was $8.6 million, an increase of $1.0 million when compared to $7.6 million on-hand on March 26, 2011. The inventory increase was anticipated and was a result of our strategic decision to make advance purchases of specific, high demand products to ensure availability in the aftermath of the Japanese earthquake. In general, our accounts payable balance increases or decreases with inventory levels. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

•	Receivables: The higher accounts receivable balance as of June 25, 2011 compared to the balance as of June 26, 2010 is reflective of a significant increase in quarterly revenues. Our quarter-end days sales outstanding increased by three days year-over-year, but still reflects strong collections at less than 40 days. The following table illustrates our days sales outstanding for the fiscal quarters ended on June 25, 2011 and June 26, 2010:

	June 25,	June 26,
	2011	2010
Net Sales, for the last two fiscal months	$18,468	$14,732
Accounts Receivable, net	$11,983	$8,738
Days Sales Outstanding	39	36
•	Accrued Compensation and Other Liabilities: During the first quarter of fiscal year 2012, we used $0.5 million in cash to pay accrued compensation and other liabilities compared with $1.0 million in the first quarter of fiscal year 2011.
Investing Activities: During the first quarter of fiscal year 2012, we invested $0.6 million in additional service capabilities and facility improvements and $0.1 million to acquire CMC Instrument Services, Inc. During the first quarter of fiscal year 2011, we invested $0.2 million in improvements to our proprietary calibration software program, additional service capabilities and information technology.
Financing Activities: During the first quarter of fiscal year 2012, financing activities provided approximately $1.3 million in cash, which was used for capital expenditures and to pay employee profit sharing and performance-based management bonuses. During the first quarter of fiscal year 2011, financing activities provided approximately $0.4 million in cash, which was used to help reduce accounts payable and pay employee profit sharing and performance-based management bonuses.
OUTLOOK
While we have achieved significant progress over the past two years, our outlook has not changed. We remain cautious given the still-challenging macroeconomic environment and the cyclicality of the wind energy industry. We believe we are well positioned and that our long-term growth strategy is sound. We remain focused on successfully executing on our business strategy and we are optimistic that we will continue to perform well into the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of June 25, 2011, $15.0 million was available under our credit facility, of which $6.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.
Under our credit facility, described in Note 2 of our Consolidated Financial Statements included in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility or the LIBOR plus a margin. As of June 25, 2011, the base rate and the LIBOR rate were 3.3% and 0.2%, respectively. Our interest rate for the first quarter of fiscal year 2012 ranged from 1.1% to 2.8%. On June 25, 2011, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.
FOREIGN CURRENCY
Over 90% of our net revenue for the first quarter of fiscal years 2012 and 2011 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.
We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal years 2012 and 2011, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 25, 2011, we had a foreign exchange forward contract, set to mature in July 2011, outstanding in the notional amount of $0.9 million. We do not use hedging arrangements for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
(a) Conclusion Regarding the Effectiveness of Disclosure Control and Procedures: Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.
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

TRANSCAT, INC.
Date: August 5, 2011	/s/ Charles P. Hadeed
Charles P. Hadeed
President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: August 5, 2011	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	Material contracts

	10.1	Certain compensation information for Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company, John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company, and John P. Hennessey, Vice President of Sales and Marketing of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on April 8, 2011.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

* 101.INS * 101.SCH * 101.CAL * 101.DEF * 101.LAB * 101.PRE	XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.