Form 10-Q
period 2011-09-24
TRANSCAT INC
filed 2011-11-04
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 24, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 2, 2011 was 7,325,053.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Product Sales	$16,969	$13,472	$34,151	$26,447
Service Revenue	8,214	7,448	16,637	15,101

Net Revenue	25,183	20,920	50,788	41,548

Cost of Products Sold	12,658	10,270	25,572	19,744
Cost of Services Sold	6,372	5,692	12,765	11,488

Total Cost of Products and Services Sold	19,030	15,962	38,337	31,232

Gross Profit	6,153	4,958	12,451	10,316

Selling, Marketing and Warehouse Expenses	3,042	2,529	6,668	5,578
Administrative Expenses	1,870	1,522	3,972	3,380

Total Operating Expenses	4,912	4,051	10,640	8,958

Operating Income	1,241	907	1,811	1,358

Interest Expense	28	16	56	28
Other Expense, net	10	17	27	12

Total Other Expense	38	33	83	40

Income Before Income Taxes	1,203	874	1,728	1,318
Provision for Income Taxes	457	347	657	513

Net Income	746	527	1,071	805

Other Comprehensive (Loss) Income	(15)	11	(14)	10

Comprehensive Income	$731	$538	$1,057	$815

Basic Earnings Per Share	$0.10	$0.07	$0.15	$0.11
Average Shares Outstanding	7,302	7,308	7,290	7,298

Diluted Earnings Per Share	$0.10	$0.07	$0.14	$0.11
Average Shares Outstanding	7,640	7,541	7,624	7,537

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 24,	March 26,
	2011	2011
ASSETS
Current Assets:
Cash	$67	$32
Accounts Receivable, less allowance for doubtful accounts of $111 and $73 as of September 24, 2011 and March 26, 2011, respectively	11,988	12,064
Other Receivables	1,771	617
Inventory, net	6,647	7,571
Prepaid Expenses and Other Current Assets	1,235	840
Deferred Tax Asset	829	631

Total Current Assets	22,537	21,755
Property and Equipment, net	5,580	5,253
Goodwill	13,381	11,666
Intangible Assets, net	2,845	1,982
Deferred Tax Asset	198	296
Other Assets	420	408

Total Assets	$44,961	$41,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,136	$8,241
Accrued Compensation and Other Liabilities	3,791	3,579
Income Taxes Payable	9	208

Total Current Liabilities	10,936	12,028
Long-Term Debt	8,163	5,253
Other Liabilities	830	750

Total Liabilities	19,929	18,031

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,821,509 and 7,759,580 shares issued as of September 24, 2011 and March 26, 2011, respectively; 7,322,727 and 7,260,798 shares outstanding as of September 24, 2011 and March 26, 2011, respectively	3,911	3,880
Capital in Excess of Par Value	10,681	10,066
Accumulated Other Comprehensive Income	471	485
Retained Earnings	12,163	11,092
Less: Treasury Stock, at cost, 498,782 shares as of September 24, 2011 and March 26, 2011	(2,194)	(2,194)

Total Shareholders’ Equity	25,032	23,329

Total Liabilities and Shareholders’ Equity	$44,961	$41,360

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Six Months Ended
	September 24,	September 25,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$1,071	$805
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Income Taxes	(59)	102
Depreciation and Amortization	1,408	1,025
Provision for Accounts Receivable and Inventory Reserves	91	27
Stock-Based Compensation Expense	340	286
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(1,112)	1,536
Inventory	859	(1,412)
Prepaid Expenses and Other Assets	(603)	(194)
Accounts Payable	(1,205)	(721)
Accrued Compensation and Other Liabilities	338	(365)
Income Taxes Payable	(236)	(248)

Net Cash Provided by Operating Activities	892	841

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(900)	(665)
Business Acquisitions	(3,122)	—

Net Cash Used in Investing Activities	(4,022)	(665)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	2,920	(369)
Payments on Other Debt Obligations	(10)	(12)
Payment of Contingent Consideration	(58)	(52)
Issuance of Common Stock	269	176
Excess Tax Benefits Related to Stock-Based Compensation	37	9

Net Cash Provided by (Used in) Financing Activities	3,158	(248)

Effect of Exchange Rate Changes on Cash	7	—

Net Increase (Decrease) in Cash	35	(72)
Cash at Beginning of Period	32	123

Cash at End of Period	$67	$51

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$46	$27
Income Taxes, net	$920	$698

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$100	$—

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total
Balance as of March 26, 2011	7,759	$3,880	$10,066	$485	$11,092	499	$(2,194)	$23,329
Issuance of Common Stock	44	22	247					269
Stock-Based Compensation			195					195
Restricted Stock	18	9	136					145
Tax Benefit from Stock-Based Compensation			37					37
Comprehensive Income:
Currency Translation Adjustment				(19)				(19)
Unrecognized Prior Service Cost, net of tax				5				5
Net Income					1,071			1,071

Balance as of September 24, 2011	7,821	$3,911	$10,681	$471	$12,163	499	$(2,194)	$25,032

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share Amounts)

(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair and other measurement services primarily for pharmaceutical and FDA-regulated, industrial manufacturing, energy and utilities, chemical manufacturing and other industries.

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

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During each of the first six months of the fiscal year ending March 31, 2012 (“fiscal year 2012”) and fiscal year 2011, the Company recorded non-cash stock-based compensation cost in the amount of $0.3 million in the Consolidated Statements of Operations and Comprehensive Income.

Foreign Currency Translation and Transactions: The accounts of Transmation (Canada) Inc., a wholly-owned subsidiary, are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transmation (Canada) Inc.’s balance sheets into U.S. dollars are recorded directly to the accumulated other comprehensive income component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first six months of fiscal years 2012 and 2011. The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first six months of fiscal years 2012 and 2011, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 24, 2011, the Company had a foreign exchange contract, which matured in October 2011, outstanding in the notional amount of $1.3 million. The Company does not use hedging arrangements for speculative purposes.

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

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Average Shares Outstanding – Basic	7,302	7,308	7,290	7,298
Effect of Dilutive Common Stock Equivalents	338	233	334	239

Average Shares Outstanding – Diluted	7,640	7,541	7,624	7,537

Anti-dilutive Common Stock Equivalents	436	617	440	610

Recently Issued Accounting Pronouncements: In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (“ASU 2011-08”). This standard simplifies how an entity is required to test goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. This standard is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2 – DEBT

Description: Transcat, through its credit agreement (the “Credit Agreement”) has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”). As of September 24, 2011, $15.0 million was available under the Credit Agreement, of which $8.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Interest and Commitment Fees: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (the “Base Rate”), as defined in the Credit Agreement, or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR as of September 24, 2011 were 3.3% and 0.2%, respectively. The Company’s interest rate for the first six months of fiscal year 2012 ranged from 1.1% to 2.8%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2012.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property and a majority of the common stock of its wholly-owned subsidiary, Transmation (Canada) Inc., as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 24, 2011, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.

In addition, Transcat maintained a warrant plan for directors (the “Directors’ Warrant Plan”). Under the Directors’ Warrant Plan, as amended, warrants were granted to non-employee directors to purchase common stock at the fair market value at the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted and as of September 24, 2011, no warrants were outstanding.

Restricted Stock: During the first quarter of fiscal years 2012, 2011 and 2010, the Company granted performance-based restricted stock awards that vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period.

Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At September 24, 2011, the Company estimated the probability of achievement for the performance-based restricted stock awards granted in fiscal years 2012, 2011 and 2010 to be 100%, 75% and 50% of the target levels, respectively. Total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was $0.1 million in the first six months of fiscal years 2012 and 2011. Unearned compensation totaled $0.4 million as of September 24, 2011.

On April 4, 2011, the Company granted restricted stock awards, which vested immediately, to its officers and certain key employees. Total expense related to these restricted stock awards, based on grant date fair value, was $0.1 million in the first six months of fiscal year 2012.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first six months ended September 24, 2011:

	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 26, 2011	654	$5.77
Granted	—	—
Exercised	(20)	4.70
Cancelled/Forfeited	—	—

Outstanding as of September 24, 2011	634	5.81	5	$3,292

Exercisable as of September 24, 2011	602	5.77	5	3,147

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2012 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 24, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of September 24, 2011 was less than $0.1 million, which is expected to be recognized over a weighted average period of approximately one year. The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2012 was $0.1 million. Cash received from the exercise of options in the first six months of fiscal year 2012 was $0.1 million.

Warrants: The following table summarizes the Company’s warrants as of and for the first six months ended September 24, 2011:

	Number Of Shares	Weighted Average Exercise Price Per Share
Outstanding as of March 26, 2011	17	$5.80
Granted	—	—
Exercised	(17)	5.80
Cancelled/Forfeited	—	—

Outstanding as of September 24, 2011	—	—

The aggregate intrinsic value of warrants exercised in the first six months of fiscal year 2012 was less than $0.1 million. Cash received from the exercise of warrants in the first six months of fiscal year 2012 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the second quarter and the six months ended September 24, 2011 and September 25, 2010:

	Second Quarter Ended		Six Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Net Revenue:
Product Sales	$16,969	$13,472	$34,151	$26,447
Service Revenue	8,214	7,448	16,637	15,101

Total	25,183	20,920	50,788	41,548

Gross Profit:
Product	4,311	3,202	8,579	6,703
Service	1,842	1,756	3,872	3,613

Total	6,153	4,958	12,451	10,316

Operating Expenses:
Product (1)	2,854	2,296	6,301	5,170
Service (1)	2,058	1,755	4,339	3,788

Total	4,912	4,051	10,640	8,958

Operating Income	1,241	907	1,811	1,358

Unallocated Amounts:
Total Other Expense, net	38	33	83	40
Provision for Income Taxes	457	347	657	513

Total	495	380	740	553

Net Income	$746	$527	$1,071	$805

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – ACQUISITIONS

During the first six months of fiscal year 2012, Transcat completed two business acquisitions. On April 5, 2011, the Company acquired substantially all of the assets of CMC Instrument Services, Inc., a Rochester, New York-based provider of dimensional calibration and repair services. On September 8, 2011, the Company acquired the calibration services division of Newark Corporation, a provider of calibration and repair services to customers located primarily in Arizona, Colorado and Tennessee.

The total purchase price paid for these businesses was approximately $3.1 million. The assets acquired were recorded under the acquisition method of accounting at their estimated fair values as of the date of acquisition. Goodwill, totaling $1.7 million, represents costs in excess of fair value assigned to the underlying net assets of the acquired businesses. Other intangible assets, namely customer bases totaling $1.2 million, represent an allocation of purchase price to identifiable intangible assets of the acquired businesses. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets are deductible for tax purposes. Acquisition costs, totaling $0.2 million, were recorded as incurred as an administrative expense in the Consolidated Statement of Operations. The results of operations of the acquired businesses are included in Transcat’s consolidated operating results as of the date the businesses were acquired. Pro forma information as of the beginning of the period presented and the operating results of the businesses since the date of acquisition have not been disclosed as the acquisitions were not considered significant.

As part of its growth strategy, the Company has engaged in a number of business acquisitions. In connection with certain of these acquisitions, the Company entered into earn out agreements with the former owners of the acquired businesses. These agreements entitle the former owners to receive earn out payments subject to continued employment and certain post-closing financial targets, as defined in the agreements. During the first six months of fiscal years 2012 and 2011, payments totaling $0.2 million and less than $0.1 million, respectively, were earned and recorded as compensation expense in the Consolidated Statements of Operations and Comprehensive Income. Total earn out consideration unpaid as of September 24, 2011 was $0.3 million and is included in other current liabilities in the Consolidated Balance Sheet.

In addition, certain of these business acquisitions contain holdback provisions, as defined in the respective purchase agreements. The Company accrues contingent consideration relating to the holdback provisions based on their estimated fair value as of the date of acquisition. During the first six months of fiscal years 2012 and 2011, the Company paid less than $0.1 million in contingent consideration. Total contingent consideration unpaid as of September 24, 2011 was $0.1 million and is included in other current liabilities in the Consolidated Balance Sheet.

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

During the first quarter of fiscal years 2012, 2011 and 2010, we granted performance-based restricted stock awards that vest after three years subject to certain cumulative diluted earnings per share growth targets over the eligible three-year period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At September 24, 2011, we estimated the probability of achievement for the performance-based awards granted in fiscal years 2012, 2011 and 2010 to be 100%, 75% and 50% of the target levels, respectively.

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

RESULTS OF OPERATIONS

The following table presents, for the second quarter and first six months of fiscal years 2012 and 2011, the components of our Consolidated Statements of Operations.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Gross Margin:
Product Gross Margin	25.4%	23.8%	25.1%	25.3%
Service Gross Margin	22.4%	23.6%	23.3%	23.9%
Total Gross Margin	24.4%	23.7%	24.5%	24.8%

As a Percentage of Total Net Revenue:
Product Sales	67.4%	64.4%	67.2%	63.7%
Service Revenue	32.6%	35.6%	32.8%	36.3%

Total Net Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.1%	12.1%	13.1%	13.4%
Administrative Expenses	7.4%	7.3%	7.8%	8.1%

Total Operating Expenses	19.5%	19.4%	20.9%	21.5%

Operating Income	4.9%	4.3%	3.6%	3.3%
Interest Expense	0.1%	0.0%	0.1%	0.1%
Total Other Expense, net	0.0%	0.1%	0.1%	0.0%

Total Other Expense	0.1%	0.1%	0.2%	0.1%

Income Before Income Taxes	4.8%	4.2%	3.4%	3.2%
Provision for Income Taxes	1.8%	1.7%	1.3%	1.3%

Net Income	3.0%	2.5%	2.1%	1.9%

SECOND QUARTER ENDED SEPTEMBER 24, 2011 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 25, 2010 (dollars in thousands):

Revenue:

	Second Quarter Ended
	September 24,	September 25,
	2011	2010
Net Revenue:
Product Sales	$16,969	$13,472
Service Revenue	8,214	7,448

Total	$25,183	$20,920

Net revenue increased $4.3 million, or 20.4%, from the second quarter of fiscal year 2011 to the second quarter of fiscal year 2012.

Our product net sales accounted for 67.4% of our total net revenue in the second quarter of fiscal year 2012 and 64.4% of our total net revenue in the second quarter of fiscal year 2011. For the second quarter of fiscal year 2012, product sales increased $3.5 million, or 26.0%, compared with the second quarter of fiscal year 2011. This growth was driven by the incremental sales related to our acquisition of Wind Turbine Tools, Inc. and its affiliated companies (“Wind Turbine”), which occurred in January 2011; the expansion of our product portfolio; our effective sales and marketing campaigns and the strengthening of the U.S. economy. Our fiscal years 2012 and 2011 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2012		FY 2011
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	26.0%	32.4%	14.5%	9.1%	12.5%	15.1%

Our average product sales per business day increased to $269 in the second quarter of fiscal year 2012, compared with $214 in the second quarter of fiscal year 2011. Our product sales per business day for each fiscal quarter during the fiscal years 2012 and 2011 are as follows:

	FY 2012		FY 2011
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$269	$268	$263	$267	$214	$203

In the second quarter of fiscal year 2012, sales through our direct distribution channel increased $1.8 million, or 18.3%, from the same period in the prior fiscal year. Net sales to wind energy industry customers, which represented 8.7% and 6.3% of our total product net sales in the second quarter of fiscal years 2012 and 2011, respectively, increased by $0.6 million and were aided by our acquisition of Wind Turbine, which occurred in January 2011. Sales to our reseller channel increased $1.7 million, or 49.3%, from the second quarter of fiscal year 2011 to the second quarter of fiscal year 2012, and were strengthened by large orders of typically low volume products from targeted customers. As a result, the mix of reseller channel sales, as a percent of our total product net sales, increased 460 basis points from the second quarter of fiscal year 2011 to the second quarter of fiscal year 2012. The following table presents the percent of net sales for the significant product distribution channels for each quarter during fiscal years 2012 and 2011:

	FY 2012		FY 2011
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	69.0%	72.8%	73.5%	75.2%	73.5%	74.3%
Reseller	29.5%	25.7%	24.9%	23.3%	24.9%	24.1%
Freight Billed to Customers	1.5%	1.5%	1.6%	1.5%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments for the second quarter of fiscal year 2012 increased by $1.0 million, or 43.5%, from the second quarter of fiscal year 2011. This increase was primarily driven by an increase in backorders. Overall, variations in pending product shipments can be impacted by several factors, including the timing product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. The following table presents the percentage of total pending product shipments that are backorders at the end of the second quarter of fiscal year 2012 and our historical trend of total pending product shipments:

	FY 2012		FY 2011
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,368	$3,002	$2,784	$2,976	$2,347	$2,242
% of Pending Product Shipments that are Backorders	73.6%	67.9%	70.1%	74.6%	68.3%	67.4%

Service revenue increased to $8.2 million in the second quarter of fiscal year 2012, a $0.8 million, or 10.3% increase, when compared to $7.4 million in the second quarter of fiscal year 2011. The growth can be attributed to expansion of our existing customer base and incremental revenue associated with our business acquisitions. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of reasons. Among those reasons are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended September 24, 2011 was $32.9 million, up 7.5% when compared with $30.6 million for the twelve months ended September 25, 2010. Our fiscal years 2012 and 2011 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2012		FY 2011
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	10.3%	10.1%	1.0%	10.3%	14.1%	28.8%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, over the long-term, we expect to outsource 15% to 20% of Service segment revenue to third party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances. The following table presents the source of our Service segment revenue and the percent of Service segment revenue for each quarter during fiscal years 2012 and 2011:

	FY 2012		FY 2011
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	79.0%	77.7%	78.2%	77.6%	77.9%	74.4%
Outsourced	18.5%	19.8%	19.3%	20.0%	19.8%	23.3%
Freight Billed to Customers	2.5%	2.5%	2.5%	2.4%	2.3%	2.3%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	Second Quarter Ended
	September 24,	September 25,
	2011	2010
Gross Profit:
Product	$4,311	$3,202
Service	1,842	1,756

Total	$6,153	$4,958

Total gross profit in the second quarter of fiscal year 2012 increased $1.2 million, or 24.1%, from the second quarter of fiscal year 2011. Total gross margin in the second quarter of fiscal year 2012 increased 70 basis points from the second quarter of fiscal year 2011.

We evaluate product gross profit from two perspectives. Channel gross profit includes net sales less the direct cost of inventory sold. Our product gross profit includes channel gross profit as well as the impact of vendor rebates, cooperative advertising income, freight billed to customers, freight expenses and direct shipping costs. In general, our product gross margin can vary based upon price discounting, the mix of sales to our reseller channel, which have lower margins than our direct customer base, and the timing of periodic vendor rebates and cooperative advertising income received from suppliers.

The channel gross margin in our direct distribution channel improved 90 basis points from the second quarter of fiscal year 2011 to the second quarter of fiscal year 2012, which is a result of our continued efforts to closely monitor price discounts extended to customers based on the current economic environment. Within the reseller channel, quarter-over-quarter channel gross margin declined by 120 basis points due to the volume-based pricing structure utilized within the channel. Larger orders of a typically low volume product drove higher volume and gross profit, while negatively impacting the channel’s gross margin.

Product gross profit improved $1.1 million, or 34.6%, in the second quarter of fiscal year 2012 compared to the second quarter of fiscal year 2011. Product gross margin in the second quarter of fiscal year 2012 was 25.4% and increased 160 basis points when compared with 23.8% in the second quarter of fiscal year 2011. Driving the increase in gross margin was a combined $0.3 million quarter-over-quarter increase in vendor rebates and cooperative advertising income. Our product gross profit includes a point-of-sale rebate program with a key vendor that is based on Product segment sales growth on a calendar year-over-year basis. The following table reflects the quarterly historical trend of our product gross margin:

	FY 2012		FY 2011
	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin—Direct (1)	26.4%	25.6%	24.7%	25.2%	25.5%	25.0%
Channel Gross Margin—Reseller (1)	15.4%	15.5%	15.3%	16.2%	16.6%	16.9%
Channel Gross Margin—Combined (2)	23.1%	23.0%	22.4%	23.1%	23.3%	23.0%
Other Items (3)	2.3%	1.8%	2.6%	3.7%	0.5%	4.0%

Total Product Gross Margin	25.4%	24.8%	25.0%	26.8%	23.8%	27.0%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)	Represents aggregate gross margin for direct and reseller channels, calculated as net sales less purchase costs divided by net sales.
(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Service segment gross profit increased $0.1 million, or 4.9%, from the second quarter of fiscal year 2011 to the second quarter of fiscal year 2012. Service segment gross margin decreased 120 basis points over the same time period. During the second quarter of fiscal year 2012, general inflationary increases and incremental costs associated with our business acquisitions slightly outpaced our revenue growth, resulting in a decline in Service segment gross margin. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service segment gross profit for the twelve months ended September 24, 2011 was $8.2 million, up 6.1% when compared with $7.7 million for the twelve months ended September 25, 2010. Service segment gross margin was 24.9% and 25.3% for the twelve months ended September 24, 2011 and September 25, 2010, respectively. The following table reflects our Service segment gross profit growth in relation to prior fiscal year quarters:

	FY 2012		FY 2011
	Q2	Q1	Q4	Q3	Q2	Q1
Service Segment Gross Profit	4.9%	9.3%	2.5%	10.0%	16.4%	50.1%

Operating Expenses:

	Second Quarter Ended
	September 24, 2011	September 25, 2010
Operating Expenses:
Selling, Marketing and Warehouse	$3,042	$2,529
Administrative	1,870	1,522

Total	$4,912	$4,051

Operating expenses increased $0.9 million, or 21.3%, from the second quarter of fiscal year 2011 to the second quarter of fiscal year 2012. The increase reflected higher employee-based compensation, acquisition-related expenses and investments in sales and marketing initiatives. As a percentage of net revenue, operating expenses were 19.5% and 19.4% in the second quarters of fiscal years 2012 and 2011, respectively.

Taxes:

	Second Quarter Ended
	September 24, 2011	September 25, 2010
Provision for Income Taxes	$457	$347

Our effective tax rates for the second quarter of fiscal years 2012 and 2011 were 38.0% and 39.7%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

SIX MONTHS ENDED SEPTEMBER 24, 2011 COMPARED TO SIX MONTHS ENDED SEPTEMBER 25, 2010 (dollars in thousands):

Revenue:

	Six Months Ended
	September 24, 2011	September 25, 2010
Net Revenue:
Product Sales	$34,151	$26,447
Service Revenue	16,637	15,101

Total	$50,788	$41,548

Net revenue increased $9.2 million, or 22.2%, from the first six months of fiscal year 2011 to the first six months of fiscal year 2012. Both market share gains and incremental revenue from our business acquisitions contributed to the increase in revenue.

Our product net sales accounted for 67.2% and 63.7% of our total net revenue in the first six months of fiscal years 2012 and 2011, respectively. For the first six months of fiscal year 2012, product net sales increased $7.7 million, or 29.1%, compared with the first six months of fiscal year 2011. During this same period, product net sales within our direct channel increased by $4.7 million, of which $1.7 million was attributable to sales to wind energy customers, due in large part to our acquisition of Wind Turbine, which occurred in January 2011. Targeted marketing efforts as well as an improved economy contributed to the growth in our traditional customer base within our direct channel. Within our reseller channel, product sales increased $2.9 million, or 45.3%, for the first six months of fiscal year 2012 compared with the first six months of fiscal year 2011, aided by sales of certain typically low volume products to large reseller customers.

Service revenue increased $1.5 million, or 10.2%, from the first six months of fiscal year 2011 to the first six months of fiscal year 2012. Contributing to the year-over-year revenue increase was modest organic growth and incremental revenue from our business acquisitions.

Gross Profit:

	Six Months Ended
	September 24, 2011	September 25, 2010
Gross Profit:
Product	$8,579	$6,703
Service	3,872	3,613

Total	$12,451	$10,316

Total gross profit in the first six months of fiscal year 2012 increased $2.1 million, or 20.7%, from the first six months of fiscal year 2011. Total gross margin declined 30 basis points over the same time period.

The gross margin in our direct channel increased 70 basis points as we continued to adjust our pricing accordingly based on the economic environment and customers’ response to that environment. Within our reseller channel, the gross margin declined 130 basis points from the first six months of fiscal year 2011 to the first six months of fiscal year 2012. As a result of our use of a volume-based pricing structure within the reseller channel, the decline in gross margin was driven by lower margins on higher dollar orders placed during the first six months of fiscal year 2012.

Product gross margin in the first six months of fiscal year 2012 was 25.1% and declined 20 basis points when compared with 25.3% in the first six months of fiscal year 2011. Product gross profit increased $1.9 million in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011, as a result of increased volume in both the direct and reseller channels and increased vendor rebates and cooperative advertising income.

Service segment gross profit increased $0.3 million, or 7.2%, from the first six months of fiscal year 2011 to the first six months of fiscal year 2012. Service segment gross margin declined 60 basis points over the same time period. While Service segment revenue increased 10.2%, we realized a period-over-period increase in the cost of services sold of 11.1% in the first six months of fiscal year 2012 compared to the first six months of fiscal year 2011. The cost increase was primarily due to general inflationary increases and incremental lab costs associated with our business acquisitions.

Operating Expenses:

	Six Months Ended
	September 24, 2011	September 25, 2010
Operating Expenses:
Selling, Marketing and Warehouse	$6,668	$5,578
Administrative	3,972	3,380

Total	$10,640	$8,958

Operating expenses increased $1.7 million, or 18.8%, from the first six months of fiscal year 2011 to the first six months of fiscal year 2012. The increase reflected higher employee-based compensation, acquisition-related expenses and investments in sales and marketing initiatives. As a percentage of net revenue, operating expenses improved to 20.9% in the first six months of fiscal year 2012 from 21.5% in the first six months of fiscal year 2011.

Taxes:

	Six Months Ended
	September 24, 2011	September 25, 2010
Provision for Income Taxes	$657	$513

Our effective tax rates for the first six months of fiscal years 2012 and 2011 were 38.0% and 38.9%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 24, 2011	September 25, 2010
Cash Provided by (Used in):
Operating Activities	$892	$841
Investing Activities	(4,022)	(665)
Financing Activities	3,158	(248)

Operating Activities: Net cash provided by operations was $0.9 million for the first six months of fiscal year 2012 compared to $0.8 million in the first six months of fiscal year 2011. Significant working capital fluctuations were as follows:

•

Inventory/Accounts Payable: Our inventory balance at September 24, 2011 was $6.6 million, a decrease of $1.0 million when compared to $7.6 million on-hand at March 26, 2011. Our inventory strategy includes making appropriate larger quantity, higher dollar based purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products and reducing backorders for those products with long lead times. As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

•

Receivables: The higher accounts receivable balance as of September 24, 2011 compared to the balance as of September 25, 2010 is reflective of a significant increase in quarterly revenues. Our quarter-end days sales outstanding increased by three days year-over-year, but still reflects strong collections. The following table illustrates our days sales outstanding for the fiscal quarters ended September 24, 2011 and September 25, 2010:

	September 24, 2011	September 25, 2010
Net Sales, for the last two fiscal months	$18,065	$14,937
Accounts Receivable, net	$11,988	$9,122
Days Sales Outstanding	40	37

Investing Activities: During the first six months of fiscal years 2012 and 2011, we invested $0.9 million and $0.7 million, respectively, of cash primarily for additional service capabilities and infrastructure improvements, which included facility expansion and investments in information technology. Also during the first six months of fiscal year 2012, we invested $3.1 million in business acquisitions. See Note 5 of our Consolidated Financial Statements in this report for more information on these acquisitions.

Financing Activities: During the first six months of fiscal year 2012, financing activities provided approximately $3.2 million in net cash, primarily to fund business acquisitions, compared to $0.2 million of cash used for financing activities during the first six months of fiscal year 2011.

OUTLOOK

Looking to the balance of the fiscal year, we anticipate our Product segment growth to remain robust, driven by the comparative benefit from our acquisition of Wind Turbine, organic growth, and continuation of our reseller-based programs. In the absence of these elements, we continue to expect that long-term growth for our Product segment will be in the mid-single digit range. Our Product segment gross margins may also continue to fluctuate in future periods due to changes in vendor rebate programs, which are based on growth in sales of specific products.

Our Service segment should continue to experience double-digit growth based on both organically generated and acquired revenue and gross margin should improve as we leverage our existing infrastructure.

Over the last several years we set a course to grow Transcat by focusing on our mission to provide high quality calibration services and providing the best and well-served range of test and measurement equipment in the most-timely fashion. We believe our 11% compound annual growth rate over the last five years is a testament to the success of this strategic focus.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of September 24, 2011, $15.0 million was available under our credit facility, of which $8.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Under our credit facility, described in Note 2 of our Consolidated Financial Statements included in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility or the LIBOR plus a margin. As of September 24, 2011, the base rate and the LIBOR were 3.3% and 0.2%, respectively. Our interest rate for the first six months of fiscal year 2012 ranged from 1.1% to 2.8%. On September 24, 2011, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenue for the first six months of fiscal years 2012 and 2011 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million during the first six months of fiscal years 2012 and 2011, was recognized as a component of other expense in the Consolidated Statements of Operations and Comprehensive Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 24, 2011, we had a foreign exchange forward contract, which matured in October 2011, outstanding in the notional amount of $1.3 million. We do not use hedging arrangements for speculative purposes.

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

TRANSCAT, INC.

Date: November 4, 2011	/s/ Charles P. Hadeed
Charles P. Hadeed
President, Chief Executive Officer and Chief Operating Officer (Principal Executive Officer)

Date: November 4, 2011	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	Material contracts

10.1 Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

* 101.INS XBRL Instance Document

* 101.SCH XBRL Taxonomy Extension Schema Document

* 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.