Form 10-Q
period 2011-12-24
TRANSCAT INC
filed 2012-02-02
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 24, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of January 30, 2012 was 7,334,096.

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24, 2011	December 25, 2010	December 24, 2011	December 25, 2010
Product Sales	$19,382	$16,562	$53,533	$43,009
Service Revenue	9,078	7,319	25,715	22,420

Net Revenue	28,460	23,881	79,248	65,429

Cost of Products Sold	14,420	12,119	39,992	31,863
Cost of Services Sold	7,252	5,710	20,017	17,198

Total Cost of Products and Services Sold	21,672	17,829	60,009	49,061

Gross Profit	6,788	6,052	19,239	16,368

Selling, Marketing and Warehouse Expenses	3,403	2,999	10,071	8,577
Administrative Expenses	1,732	1,613	5,704	4,993

Total Operating Expenses	5,135	4,612	15,775	13,570

Operating Income	1,653	1,440	3,464	2,798

Interest Expense	35	13	91	41
Other Expense, net	9	1	36	13

Total Other Expense	44	14	127	54

Income Before Income Taxes	1,609	1,426	3,337	2,744
Provision for Income Taxes	585	529	1,242	1,042

Net Income	$1,024	$897	$2,095	$1,702

Basic Earnings Per Share	$0.14	$0.12	$0.29	$0.23
Average Shares Outstanding	7,325	7,307	7,301	7,299

Diluted Earnings Per Share	$0.13	$0.12	$0.27	$0.23
Average Shares Outstanding	7,680	7,553	7,647	7,543

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24, 2011	December 25, 2010	December 24, 2011	December 25, 2010
Net Income	$1,024	$897	$2,095	$1,702

Other Comprehensive Income (Loss):
Currency Translation Adjustment	3	11	(16)	13
Unrecognized Prior Service Cost, net of tax	3	2	8	10

	6	13	(8)	23

Comprehensive Income	$1,030	$910	$2,087	$1,725

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 24, 2011	March 26, 2011
ASSETS
Current Assets:
Cash	$57	$32
Accounts Receivable, less allowance for doubtful accounts of $118 and $73 as of December 24, 2011 and March 26, 2011, respectively	13,058	12,064
Other Receivables	1,946	617
Inventory, net	8,814	7,571
Prepaid Expenses and Other Current Assets	1,055	840
Deferred Tax Asset	899	631

Total Current Assets	25,829	21,755
Property and Equipment, net	5,466	5,253
Goodwill	13,383	11,666
Intangible Assets, net	2,635	1,982
Deferred Tax Asset	174	296
Other Assets	449	408

Total Assets	$47,936	$41,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$9,611	$8,241
Accrued Compensation and Other Liabilities	4,250	3,579
Income Taxes Payable	205	208

Total Current Liabilities	14,066	12,028
Long-Term Debt	6,848	5,253
Other Liabilities	871	750

Total Liabilities	21,785	18,031

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,826,079 and 7,759,580 shares issued as of December 24, 2011 and March 26, 2011, respectively; 7,327,297 and 7,260,798 shares outstanding as of December 24, 2011 and March 26, 2011, respectively	3,913	3,880
Capital in Excess of Par Value	10,768	10,066
Accumulated Other Comprehensive Income	477	485
Retained Earnings	13,187	11,092
Less: Treasury Stock, at cost, 498,782 shares as of December 24, 2011 and March 26, 2011	(2,194)	(2,194)

Total Shareholders’ Equity	26,151	23,329

Total Liabilities and Shareholders’ Equity	$47,936	$41,360

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 24,	December 25,
	2011	2010
Cash Flows from Operating Activities:
Net Income	$2,095	$1,702
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	(105)	1
Depreciation and Amortization	2,241	1,622
Provision for Accounts Receivable and Inventory Reserves	157	88
Stock-Based Compensation Expense	407	398
Change in Contingent Consideration	—	(55)
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(2,387)	73
Inventory	(1,347)	(1,517)
Prepaid Expenses and Other Assets	(627)	(519)
Accounts Payable	1,270	454
Accrued Compensation and Other Liabilities	873	332
Income Taxes Payable	(42)	113

Net Cash Provided by Operating Activities	2,535	2,692

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,233)	(1,081)
Business Acquisitions	(3,122)	(491)

Net Cash Used in Investing Activities	(4,355)	(1,572)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	1,606	(842)
Payments on Other Debt Obligations	(11)	(16)
Payments of Contingent Consideration	(88)	(52)
Issuance of Common Stock	350	236
Repurchase of Common Stock	(61)	(559)
Excess Tax Benefits Related to Stock-Based Compensation	39	10

Net Cash Provided by (Used in) Financing Activities	1,835	(1,223)

Effect of Exchange Rate Changes on Cash	10	(2)

Net Increase (Decrease) in Cash	25	(105)
Cash at Beginning of Period	32	123

Cash at End of Period	$57	$18

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$82	$43
Income Taxes, net	$1,353	$890

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$100	$—

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par	Accumulated Other Comprehensive	Retained	Treasury Stock Outstanding at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total
Balance as of March 26, 2011	7,759	$3,880	$10,066	$485	$11,092	499	$(2,194)	$23,329
Issuance of Common Stock	54	27	323					350
Repurchase of Common Stock	(5)	(3)	(58)					(61)
Stock-Based Compensation			262					262
Restricted Stock	18	9	136					145
Tax Benefit from Stock-Based Compensation			39					39
Other Comprehensive Loss				(8)				(8)
Net Income					2,095			2,095

Balance as of December 24, 2011	7,826	$3,913	$10,768	$477	$13,187	499	$(2,194)	$26,151

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

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During each of the first nine months of the fiscal year ending March 31, 2012 (“fiscal year 2012”) and fiscal year 2011, the Company recorded non-cash stock-based compensation cost in the amount of $0.4 million in the Consolidated Statements of Operations.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first nine months of fiscal years 2012 and 2011. The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled less than $0.1 million during the first nine months of fiscal years 2012 and 2011, was recognized as a component of other expense in the Consolidated Statements of Operations. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 24, 2011, the Company had a foreign exchange contract, which matured in January 2012, outstanding in the notional amount of $1.2 million. The Company does not use hedging arrangements for speculative purposes.

Comprehensive Income: The Company has adopted Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity and required the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of ASU 2011-05 required changes in presentation only and did not have a financial impact on the Company’s Consolidated Financial Statements.

Earnings Per Share: Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of stock options, warrants, and unvested restricted stock awards using the treasury stock method in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and unvested restricted stock and the related tax benefits are considered to have been used to purchase shares of common stock at the average market prices during the period. The resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2011	2010	2011	2010
Average Shares Outstanding – Basic	7,325	7,307	7,301	7,299
Effect of Dilutive Common Stock Equivalents	355	246	346	244

Average Shares Outstanding – Diluted	7,680	7,553	7,647	7,543

Anti-dilutive Common Stock Equivalents	422	594	430	596

NOTE 2 – DEBT

Description: Transcat, through its credit agreement (the “Credit Agreement”), which matures in January 2014, has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”). As of December 24, 2011, $15.0 million was available under the Credit Agreement, of which $6.8 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Interest and Commitment Fees: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (the “Base Rate”), as defined in the Credit Agreement, or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR as of December 24, 2011 were 3.3% and 0.3%, respectively. The Company’s interest rate for the first nine months of fiscal year 2012 ranged from 1.1% to 3.3%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2012.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property and a majority of the common stock of its wholly-owned subsidiary, Transmation (Canada) Inc., as collateral security for the borrowings under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 24, 2011, the number of shares available for future grant under the 2003 Plan totaled 0.1 million.

In addition, Transcat maintained a warrant plan for its directors (the “Directors’ Warrant Plan”). Under the Directors’ Warrant Plan, as amended, warrants were granted to non-employee directors to purchase common stock at the fair market value at the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted and as of December 24, 2011, no warrants were outstanding.

Restricted Stock: During fiscal years 2012, 2011 and the fiscal year ended March 27, 2010 (“fiscal year 2010”), the Company granted performance-based restricted stock awards that vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.

Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At December 24, 2011, the Company estimated the probability of achievement for the performance-based restricted stock awards granted in fiscal years 2012, 2011 and 2010 to be 100%, 75% and 50% of the target levels, respectively. Total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was $0.2 million in the first nine months of fiscal years 2012 and 2011. Unearned compensation totaled $0.4 million as of December 24, 2011.

On April 4, 2011, the Company granted restricted stock awards, which vested immediately, to its officers and certain key employees. Total expense related to these restricted stock awards, based on grant date fair value, was $0.1 million in the first nine months of fiscal year 2012.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first nine months ended December 24, 2011:

		Weighted Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 26, 2011	654	$5.77
Granted	—	—
Exercised	(26)	5.15
Cancelled/Forfeited	—	—

Outstanding as of December 24, 2011	628	5.80	5	$3,580

Exercisable as of December 24, 2011	596	5.76	5	3,419

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2012 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 24, 2011. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of December 24, 2011 was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2012 was $0.2 million. Cash received from the exercise of options in the first nine months of fiscal year 2012 was $0.1 million.

Warrants: The following table summarizes the Company’s warrants as of and for the first nine months ended December 24, 2011:

Weighted
Average
	Number	Exercise
	Of	Price Per
	Shares	Share
Outstanding as of March 26, 2011	17	$5.80
Granted	—	—
Exercised	(17)	5.80
Cancelled/Forfeited	—	—

Outstanding as of December 24, 2011	—	—

The aggregate intrinsic value of warrants exercised in the first nine months of fiscal year 2012 was less than $0.1 million. Cash received from the exercise of warrants in the first nine months of fiscal year 2012 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The Company has no inter-segment sales. The following table presents segment information for the third quarter and the nine months ended December 24, 2011 and December 25, 2010:

	Third Quarter Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2011	2010	2011	2010
Net Revenue:
Product Sales	$19,382	$16,562	$53,533	$43,009
Service Revenue	9,078	7,319	25,715	22,420

Total	28,460	23,881	79,248	65,429

Gross Profit:
Product	4,962	4,443	13,541	11,146
Service	1,826	1,609	5,698	5,222

Total	6,788	6,052	19,239	16,368

Operating Expenses:
Product (1)	3,108	2,826	9,409	7,997
Service (1)	2,027	1,786	6,366	5,573

Total	5,135	4,612	15,775	13,570

Operating Income	1,653	1,440	3,464	2,798

Unallocated Amounts:
Total Other Expense, net	44	14	127	54
Provision for Income Taxes	585	529	1,242	1,042

Total	629	543	1,369	1,096

Net Income	$1,024	$897	$2,095	$1,702

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – ACQUISITIONS

During the first nine months of fiscal year 2012, Transcat completed two business acquisitions. On April 5, 2011, the Company acquired substantially all of the assets of CMC Instrument Services, Inc., a Rochester, New York-based provider of dimensional calibration and repair services. On September 8, 2011, the Company acquired the calibration services division of Newark Corporation, a provider of calibration and repair services to customers located primarily in Arizona, Colorado and Tennessee.

The total purchase price paid for these businesses was approximately $3.1 million. The assets acquired were recorded under the acquisition method of accounting at their estimated fair values as of the date of acquisition. Goodwill, totaling $1.7 million, represents costs in excess of fair value assigned to the underlying net assets of the acquired businesses. Other intangible assets, namely customer bases totaling $1.2 million, represent an allocation of purchase price to identifiable intangible assets of the acquired businesses. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets are deductible for tax purposes. During the first nine months of fiscal year 2012, acquisition costs, totaling $0.2 million, were recorded as incurred as an administrative expense in the Consolidated Statement of Operations. The results of operations of the acquired businesses are included in Transcat’s consolidated operating results as of the date the businesses were acquired. Pro forma information as of the beginning of the period presented and the operating results of the businesses since the date of acquisition have not been disclosed as the acquisitions were not considered significant.

As part of its growth strategy, the Company has engaged in a number of business acquisitions. In connection with certain of these acquisitions, the Company entered into earn out agreements with the former owners of the acquired businesses. These agreements entitle the former owners to receive earn out payments subject to continued employment and certain post-closing financial targets, as defined in the agreements. During the first nine months of fiscal years 2012 and 2011, payments totaling $0.2 million and less than $0.1 million, respectively, were earned and recorded as compensation expense in the Consolidated Statements of Operations. Earn out consideration unpaid as of December 24, 2011 totaled less than $0.1 million and was included in other current liabilities in the Consolidated Balance Sheet.

In addition, certain of these business acquisitions contain holdback provisions, as defined in the respective purchase agreements. The Company accrues contingent consideration relating to the holdback provisions based on their estimated fair value as of the date of acquisition. During the first nine months of fiscal years 2012 and 2011, the Company paid less than $0.1 million in contingent consideration. Contingent consideration unpaid as of December 24, 2011 totaled less than $0.1 million and is included in other current liabilities in the Consolidated Balance Sheet.

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

During fiscal years 2012, 2011 and 2010, we granted performance-based restricted stock awards that vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At December 24, 2011, we estimated the probability of achievement for the performance-based awards granted in fiscal years 2012, 2011 and 2010 to be 100%, 75% and 50% of the target levels, respectively.

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

RESULTS OF OPERATIONS

The following table presents, for the third quarter and first nine months of fiscal years 2012 and 2011, the components of our Consolidated Statements of Operations.

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24, 2011	December 25, 2010	December 24, 2011	December 25, 2010
Gross Margin:
Product Gross Margin	25.6%	26.8%	25.3%	25.9%
Service Gross Margin	20.1%	22.0%	22.2%	23.3%
Total Gross Margin	23.9%	25.3%	24.3%	25.0%

As a Percentage of Total Net Revenue:
Product Sales	68.1%	69.4%	67.6%	65.7%
Service Revenue	31.9%	30.6%	32.4%	34.3%

Total Net Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.0%	12.6%	12.7%	13.1%
Administrative Expenses	6.1%	6.7%	7.2%	7.6%

Total Operating Expenses	18.1%	19.3%	19.9%	20.7%

Operating Income	5.8%	6.0%	4.4%	4.3%

Interest Expense	0.1%	0.0%	0.1%	0.1%
Total Other Expense, net	0.0%	0.0%	0.1%	0.0%

Total Other Expense	0.1%	0.0%	0.2%	0.1%

Income Before Income Taxes	5.7%	6.0%	4.2%	4.2%
Provision for Income Taxes	2.1%	2.2%	1.6%	1.6%

Net Income	3.6%	3.8%	2.6%	2.6%

THIRD QUARTER ENDED DECEMBER 24, 2011 COMPARED TO THIRD QUARTER ENDED DECEMBER 25, 2010 (dollars in thousands):

Revenue:

	Third Quarter Ended
	December 24, 2011	December 25, 2010
Net Revenue:
Product Sales	$19,382	$16,562
Service Revenue	9,078	7,319

Total	$28,460	$23,881

Net revenue increased $4.6 million, or 19.2%, from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2012.

Our product net sales accounted for 68.1% of our total net revenue in the third quarter of fiscal year 2012 and 69.4% of our total net revenue in the third quarter of fiscal year 2011. For the third quarter of fiscal year 2012, product net sales increased $2.8 million, or 17.0%, compared with the third quarter of fiscal year 2011. This growth was driven by: the incremental sales related to our acquisition of Wind Turbine Tools, Inc. and its affiliated companies (“Wind Turbine”), which occurred in

January 2011; the expansion of our product portfolio; and our effective sales and marketing campaigns. Our fiscal years 2012 and 2011 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2012			FY 2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	17.0%	26.0%	32.4%	14.5%	9.1%	12.5%	15.1%

Our average product sales per business day increased to $308 in the third quarter of fiscal year 2012, compared with $267 in the third quarter of fiscal year 2011. Our product sales per business day for each fiscal quarter during the fiscal years 2012 and 2011 are as follows:

	FY 2012			FY 2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$308	$269	$268	$263	$267	$214	$203

In the third quarter of fiscal year 2012, product sales through our direct distribution channel increased $1.3 million, or 10.8%, from the same quarter in the prior fiscal year. Included in this channel were net sales to wind energy industry customers, which represented 8.6% and 4.7% of our total product net sales in the third quarter of fiscal years 2012 and 2011, respectively, and increased by $0.9 million in the third quarter of fiscal year 2012 as compared to the third quarter of fiscal year 2010. This growth was aided by our acquisition of Wind Turbine, which occurred in January 2011. Sales to our reseller channel increased $1.4 million, or 37.2%, from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2012, and were strengthened by large orders of typically low volume products from targeted customers. As a result, the mix of reseller channel sales, as a percent of our total product net sales, increased 400 basis points from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2012. The following table presents the percent of net sales for the significant product distribution channels for each quarter during fiscal years 2012 and 2011:

	FY 2012			FY 2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	71.2%	69.0%	72.8%	73.5%	75.2%	73.5%	74.3%
Reseller	27.3%	29.5%	25.7%	24.9%	23.3%	24.9%	24.1%
Freight Billed to Customers	1.5%	1.5%	1.5%	1.6%	1.5%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments for the third quarter of fiscal year 2012 increased by $0.6 million, or 20.0%, from the third quarter of fiscal year 2011. This increase was primarily driven by backorders and items awaiting stock calibrations. Overall, variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. The following table presents the percentage of total pending product shipments that are backorders at the end of the third quarter of fiscal year 2012 and our historical trend of total pending product shipments:

	FY 2012			FY 2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,572	$3,368	$3,002	$2,784	$2,976	$2,347	$2,242
% of Pending Product Shipments that are Backorders	65.6%	73.6%	67.9%	70.1%	74.6%	68.3%	67.4%

Service revenue increased to $9.1 million in the third quarter of fiscal year 2012, a $1.8 million, or 24.0%, increase when compared to $7.3 million in the third quarter of fiscal year 2011. The growth can be attributed to expansion of our existing customer base and incremental revenue associated with our business acquisitions. Within any year, while we may add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of reasons. Among those reasons are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. Service segment revenue for the twelve months ended December 24, 2011 was $34.6 million, up 10.8% when compared with $31.2 million for the twelve months ended December 25, 2010. Our fiscal years 2012 and 2011 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2012			FY 2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	24.0%	10.3%	10.1%	1.0%	10.3%	14.1%	28.8%

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

	FY 2012			FY 2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	77.9%	79.0%	77.7%	78.2%	77.6%	77.9%	74.4%
Outsourced	19.7%	18.5%	19.8%	19.3%	20.0%	19.8%	23.3%
Freight Billed to Customers	2.4%	2.5%	2.5%	2.5%	2.4%	2.3%	2.3%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	Third Quarter Ended
	December 24, 2011	December 25, 2010
Gross Profit:
Product	$4,962	$4,443
Service	1,826	1,609

Total	$6,788	$6,052

Total gross profit in the third quarter of fiscal year 2012 increased $0.7 million, or 12.2%, from the third quarter of fiscal year 2011. Total gross margin in the third quarter of fiscal year 2012 decreased 140 basis points from the third quarter of fiscal year 2011.

We evaluate product gross profit from two perspectives. Channel gross profit includes net sales less the direct cost of inventory sold. Our product gross profit includes channel gross profit as well as the impact of vendor rebates, cooperative advertising income, freight billed to customers, freight expenses and direct shipping costs. In general, our product gross margin can vary based upon price discounting; the mix of sales to our reseller channel, which have lower margins than our direct customer base; and the timing of periodic vendor rebates and cooperative advertising income received from suppliers.

The channel gross margin in our direct distribution channel improved 30 basis points from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2012, which is a result of our continued efforts to closely monitor price discounts extended to customers based on the current economic environment. Within the reseller channel, quarter-over-quarter channel gross margin declined by 140 basis points due to the volume-based pricing structure utilized within the channel. Larger orders of a typically low volume product drove higher volume and gross profit, while negatively impacting the channel’s gross margin.

Product gross profit improved $0.5 million, or 11.7%, in the third quarter of fiscal year 2012 compared to the third quarter of fiscal year 2011. Product gross margin in the third quarter of fiscal year 2012 was 25.6% and decreased 120 basis points when compared with 26.8% in the third quarter of fiscal year 2011. Driving the decline in gross margin was an increased mix of sales to resellers, which carry lower margins, but require limited direct marketing expenses. The following table reflects the quarterly historical trend of our product gross margin:

	FY 2012			FY 2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin - Direct (1)	25.5%	26.4%	25.6%	24.7%	25.2%	25.5%	25.0%
Channel Gross Margin - Reseller (1)	14.8%	15.4%	15.5%	15.3%	16.2%	16.6%	16.9%

Channel Gross Margin - Combined (2)	22.5%	23.1%	23.0%	22.4%	23.1%	23.3%	23.0%
Other Items (3)	3.1%	2.3%	1.8%	2.6%	3.7%	0.5%	4.0%

Total Product Gross Margin	25.6%	25.4%	24.8%	25.0%	26.8%	23.8%	27.0%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)	Represents aggregate gross margin for direct and reseller channels, calculated as net sales less purchase costs divided by net sales.
(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Service segment gross profit increased $0.2 million, or 13.5%, from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2012. Service segment gross margin decreased 190 basis points over the same time period. Costs associated with recent acquisitions as well as general inflationary increases contributed to a higher cost growth rate than that of revenue, resulting in a decline in Service segment gross margin. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. Service segment gross profit for the twelve months ended December 24, 2011 was $8.4 million, up 6.9% when compared with $7.9 million for the twelve months ended December 25, 2010. Service segment gross margin was 24.3% and 25.2% for the twelve months ended December 24, 2011 and December 25, 2010, respectively. The following table reflects our Service segment gross profit growth in relation to prior fiscal year quarters:

	FY 2012			FY 2011
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Segment Gross Profit Growth	13.5%	4.9%	9.3%	2.5%	10.0%	16.4%	50.1%

Operating Expenses:

	Third Quarter Ended
	December 24,	December 25,
	2011	2010
Operating Expenses:
Selling, Marketing and Warehouse	$3,403	$2,999
Administrative	1,732	1,613

Total	$5,135	$4,612

Operating expenses increased $0.5 million, or 11.3%, from the third quarter of fiscal year 2011 to the third quarter of fiscal year 2012. The increase reflected higher employee compensation and acquisition-related expenses, including non-cash amortization of intangible assets. Partially offsetting these increases were lower marketing costs related to direct mail campaigns. As a percentage of net revenue, operating expenses were 18.1% and 19.3% in the third quarters of fiscal years 2012 and 2011, respectively.

Taxes:

	Third Quarter Ended
	December 24,	December 25,
	2011	2010
Provision for Income Taxes	$585	$529

Our effective tax rates for the third quarter of fiscal years 2012 and 2011 were 36.4% and 37.1%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

NINE MONTHS ENDED DECEMBER 24, 2011 COMPARED TO NINE MONTHS ENDED DECEMBER 25, 2010 (dollars in thousands):

Revenue:

	Nine Months Ended
	December 24,	December 25,
	2011	2010
Net Revenue:
Product Sales	$53,533	$43,009
Service Revenue	25,715	22,420

Total	$79,248	$65,429

Net revenue increased $13.8 million, or 21.1%, from the first nine months of fiscal year 2011 to the first nine months of fiscal year 2012. Both market share gains and incremental revenue from our business acquisitions contributed to the increase in revenue.

Our product net sales accounted for 67.6% and 65.7% of our total net revenue in the first nine months of fiscal years 2012 and 2011, respectively. For the first nine months of fiscal year 2012, product net sales increased $10.5 million, or 24.5%, compared with the first nine months of fiscal year 2011. During this same period, product net sales within our direct channel increased by $6.0 million, of which $2.6 million was attributable to sales to wind energy customers, due in large part to our acquisition of Wind Turbine, which occurred in January 2011. Targeted direct mail and online marketing efforts contributed to the growth in our traditional customer base within our direct channel. Within our reseller channel, product net sales increased $4.4 million, or 42.3%, for the first nine months of fiscal year 2012 compared with the first nine months of fiscal year 2011, aided by sales of certain typically low volume products to large reseller customers.

Service revenue increased $3.3 million, or 14.7%, from the first nine months of fiscal year 2011 to the first nine months of fiscal year 2012. Contributing to this increase was both organic growth and incremental revenue from our business acquisitions.

Gross Profit:

	Nine Months Ended
	December 24,	December 25,
	2011	2010
Gross Profit:
Product	$13,541	$11,146
Service	5,698	5,222

Total	$19,239	$16,368

Total gross profit in the first nine months of fiscal year 2012 increased $2.9 million, or 17.5%, from the first nine months of fiscal year 2011. Total gross margin declined 70 basis points over the same time period.

The product gross margin in our direct channel increased 60 basis points from the first nine months of fiscal year 2011 to the first nine months of fiscal year 2012 as we continued to adjust our pricing accordingly based on the economic environment and customers’ response to that environment. Within our reseller channel, the gross margin declined 140 basis points from the first nine months of fiscal year 2011 to the first nine months of fiscal year 2012. As a result of our use of a volume-based pricing structure within the reseller channel, the decline in gross margin was driven by lower margins on higher dollar orders placed during the first nine months of fiscal year 2012.

Product gross margin in the first nine months of fiscal year 2012 was 25.3% and declined 60 basis points when compared with 25.9% in the first nine months of fiscal year 2011. Product gross profit increased $2.4 million in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011, as a result of increased volume in both the direct and reseller channels and increased vendor rebates and cooperative advertising income.

Service segment gross profit increased $0.5 million, or 9.1%, from the first nine months of fiscal year 2011 to the first nine months of fiscal year 2012. Service segment gross margin declined 110 basis points over the same time period. While Service segment revenue increased 14.7%, we realized an increase in the cost of services sold of 16.4% in the first nine months of fiscal year 2012 compared to the first nine months of fiscal year 2011. The cost increase was primarily due to general inflationary increases and incremental lab costs associated with our business acquisitions.

Operating Expenses:

	Nine Months Ended
	December 24,	December 25,
	2011	2010
Operating Expenses:
Selling, Marketing and Warehouse	$10,071	$8,577
Administrative	5,704	4,993

Total	$15,775	$13,570

Operating expenses increased $2.2 million, or 16.2%, from the first nine months of fiscal year 2011 to the first nine months of fiscal year 2012. The increase reflected higher employee compensation and acquisition-related expenses, including non-cash amortization of intangible assets. As a percentage of net revenue, operating expenses improved to 19.9% in the first nine months of fiscal year 2012 from 20.7% in the first nine months of fiscal year 2011.

Taxes:

	Nine Months Ended
	December 24,	December 25,
	2011	2010
Provision for Income Taxes	$1,242	$1,042

Our effective tax rates for the first nine months of fiscal years 2012 and 2011 were 37.2% and 38.0%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 24,	December 25,
	2011	2010
Cash Provided by (Used in):
Operating Activities	$2,535	$2,692
Investing Activities	(4,355)	(1,572)
Financing Activities	1,835	(1,223)

Operating Activities: Net cash provided by operations was $2.5 million for the first nine months of fiscal year 2012 compared to $2.7 million in the first nine months of fiscal year 2011. Significant working capital fluctuations were as follows:

•

Inventory/Accounts Payable: Our inventory balance at December 24, 2011 was $8.8 million, an increase of $1.2 million when compared to $7.6 million on-hand at March 26, 2011. Our inventory strategy includes making appropriate larger quantity, higher dollar based purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts. As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

•

Receivables: The higher accounts receivable balance as of December 24, 2011 compared to the balance as of December 25, 2010 is reflective of a significant increase in quarterly revenues. Our quarter-end days sales outstanding increased by three days year-over-year, but still reflects strong collections. The following table illustrates our days sales outstanding for the fiscal quarters ended December 24, 2011 and December 25, 2010:

	December 24,	December 25,
	2011	2010
Net Sales, for the last two fiscal months	$19,838	$17,086
Accounts Receivable, net	$13,058	$10,387
Days Sales Outstanding	39	36

Investing Activities: During the first nine months of fiscal years 2012 and 2011, we invested $1.2 million and $1.1 million, respectively, of cash primarily for additional service capabilities and infrastructure improvements, which included facility expansion and investments in information technology. Also during the first nine months of fiscal year 2012, we invested $3.1 million in business acquisitions. See Note 5 of our Consolidated Financial Statements in this report for more information on these acquisitions.

Financing Activities: During the first nine months of fiscal year 2012, financing activities provided approximately $1.8 million in net cash, primarily to fund business acquisitions, compared to $1.2 million of cash used for financing activities during the first nine months of fiscal year 2011.

OUTLOOK

The robust growth in our Product segment has been the result of a number of factors, including our acquisition activity, wind industry construction fluctuations, economic conditions and market share gains in both of our primary channels. As a result of our 52/53 week fiscal cycle, we will have an extra week of sales in the fourth quarter of fiscal year 2012. Quarterly comparisons beyond that should track closer to our normal expected Product segment growth rate of low to mid single digits.

We believe our Service segment should demonstrate the operating leverage of the expanded operational base our acquisitions have provided, although we may experience some residual short-term margin pressure as we complete our integration process.

Our strong balance sheet has us well positioned to broaden our capabilities and expand our market reach. We will continue to explore opportunities that fit our business model and recognize that successful integration of those strategic acquisitions into our existing business remains an integral driver of our growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant. As of December 24, 2011, $15.0 million was available under our credit facility, of which $6.8 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Under our credit facility, described in Note 2 of our Consolidated Financial Statements included in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility or the LIBOR plus a margin. As of December 24, 2011, the base rate and the LIBOR were 3.3% and 0.3%, respectively. Our interest rate for the first nine months of fiscal year 2012 ranged from 1.1% to 3.3%. On December 24, 2011, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenue for the first nine months of fiscal years 2012 and 2011 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled less than $0.1 million during the first nine months of fiscal years 2012 and 2011, was recognized as a component of other expense in the Consolidated Statements of Operations. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 24, 2011, we had a foreign exchange forward contract, which matured in January 2012, outstanding in the notional amount of $1.2 million. We do not use hedging arrangements for speculative purposes.

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

TRANSCAT, INC.

Date: February 2, 2012	/s/ Charles P. Hadeed
Charles P. Hadeed
President and Chief Executive Officer (Principal Executive Officer)

Date: February 2, 2012	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	Material contracts

10.1	Certain compensation information for Lee D. Rudow, Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 4, 2011.

10.2	Transcat, Inc. Executive Officer and Directors Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

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