Form 10-K
period 2012-03-31
TRANSCAT INC
filed 2012-06-20
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2012

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 23, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $74 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 23, 2011, as reported on the NASDAQ Global Market.

The number of shares of common stock of the registrant outstanding as of June 15, 2012 was 7,406,679.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 11, 2012 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

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

BUSINESS OVERVIEW

Transcat is a leading distributor of professional grade handheld test and measurement instruments and accredited provider of calibration, repair and other measurement services. We are primarily focused on providing our products and services to the following:

•	The pharmaceutical industry and FDA-regulated (such as biotechnology and medical device manufacturing) businesses;

•	Industrial manufacturing companies;

•	The energy industry and power, natural gas and water utility companies;

•	The chemical process industry; and

•	Other industries which require accuracy in their processes and confirmation of the capabilities of their equipment.

We conduct our business through two segments: distribution products (“Product”) and calibration services (“Service”).

Through our Product segment, we market and distribute national and proprietary brand instruments to approximately 15,000 customers. Our product catalog (“Master Catalog”) offers access to more than 35,000 test and measurement instruments, including calibrators, insulation testers, multimeters, pressure and temperature devices, oscilloscopes, recorders and related accessories. The catalog provides availability to these products from over 120 of the industry’s leading manufacturers including Fluke, GE, Emerson, Agilent, FLIR and Rosemount. In addition, we are the exclusive worldwide distributor for Transmation and Altek products. The majority of the instrumentation we sell requires expert calibration service to ensure that it maintains the most precise measurements.

Through our accredited Service segment, we deliver precise, reliable, fast calibration and repair services. As of our fiscal year ended March 31, 2012 (“fiscal year 2012”), we operated seventeen calibration centers (“Calibration Centers of Excellence”) strategically located across the United States, Puerto Rico, and Canada servicing over 12,000 customers. Fifteen of our Calibration Centers of Excellence are covered by ISO/IEC 17025 scopes of accreditation which are believed to be among the best in the industry, while the other two Centers of Excellence are in the process of acquiring such accreditation. Our accreditation meets many international levels of quality, consistency and reliability. See “Service Segment – Quality” below in this Item 1 for more information.

CalTrak® is our proprietary web-based documentation and asset management system which is used to manage both the workflow at our Calibration Centers of Excellence and our clients’ assets. With CalTrak®, we are able to provide our customers with timely calibration service while optimizing our own efficiencies. Additionally,

CalTrak-Online provides our customers direct access to certificates, data, and other key documents required in the calibration process. CalTrak® has been validated to U.S federal regulation 21CFR 820.75, which is important to the pharmaceutical and FDA-regulated industries, where federal regulations can be particularly stringent. See Service Segment — CalTrak® below in this Item 1 for more information.

Our commitment to quality goes beyond the products and services we deliver. Our sales, customer service and support teams stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it. Since calibration is an intangible service, our customers rely on us to uphold high standards and trust in the integrity of our people and processes.

Among our customers, and representing 26% of our consolidated revenue, are Fortune 500/Global 500 companies. Transcat has focused on the pharmaceutical and FDA-regulated industries, industrial manufacturing, energy and utility, chemical process and other industries since its founding in 1964. We are a leading supplier of calibrators in the markets we serve. We believe our customers do business with us because of our integrity, commitment to quality service, our CalTrak® asset management system, and our broad range of product offerings and services.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ more than 300 people. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

OUR STRATEGY

Our objective is to continue to grow our Service and Product segments through organic revenue growth and acquisitions.

Our organic product growth strategy is to be the premier distributor of leading hand-held test and measurement equipment. In support of this strategy, we continuously add new vendors and products consistent with our targeted channels and product segments to ensure a market leadership position. We have access to over 35,000 products through our vendor relationships with the goal to service all of our customers’ test and measurement equipment needs.

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

As part of our growth strategy, we have engaged in a number of business acquisitions. During fiscal year 2012 and the fiscal years ended March 26, 2011 (“fiscal year 2011”) and March 27, 2010 (“fiscal year 2010”), we completed the following acquisitions:

•

On September 8, 2011, we acquired the calibration services division of Newark Corporation (“Newark”), a provider of calibration and repair services to customers located primarily in Arizona, Colorado and Tennessee.

•	On April 5, 2011, we acquired substantially all of the assets of CMC Instrument Services, Inc. (“CMC”), a Rochester, New York-based provider of dimensional calibration and repair services.

•

On January 11, 2011, we acquired substantially all of the assets of Wind Turbine Tools, Inc. and affiliated entities (“WTT”). WTT, located in Lincoln, Montana, is a premier provider of wind energy industry product tool kit solutions, technical assistance, torque calibration and hydraulic services.

•

On November, 1, 2010, we acquired certain assets of the service division of ACA TMetrix Inc. (“TMetrix”). TMetrix provides calibration and repair services throughout Canada and is located in Mississauga, Ontario.

•

On January 27, 2010, we acquired United Scale & Engineering Corporation, a supplier and servicer of industrial scales and weighing systems to customers located primarily in Wisconsin, Northern Illinois and Upper Michigan.

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

SEGMENTS

We service our customers through two business segments: Product and Service. Note 7 of our Consolidated Financial Statements in this report presents financial information for these segments. We serve approximately 15,000 customers through our Product segment and over 12,000 customers through our Service segment, with no customer or controlled group of customers accounting for 10% or more of our consolidated net revenue for any of the fiscal years 2010 through 2012. We are not dependent on any single customer, the loss of which would have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

We concentrate on attracting new customers and also on cross-selling to existing customers to increase our Product sales and Service revenue. Our revenue from customers in the following geographic areas during the periods indicated, expressed as a percentage of total revenue, is as follows:

	FY 2012	FY 2011	FY 2010
United States	91%	90%	90%
Canada	7%	7%	7%
Other International	2%	3%	3%

Total	100%	100%	100%

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

Our Product segment accounted for 67% of our consolidated revenue in fiscal year 2012. Within the Product segment, our routine business is comprised of customers who place orders to acquire or to replace specific instruments, which average approximately $1,800 per order. Items are regularly added to and deleted from our product lines on the basis of customer demand, market research, recommendations of suppliers, sales volumes and other factors.

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

Through our comprehensive Master Catalog, supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. The instruments typically range in price from $100 to over $25,000.

During fiscal year 2012, we distributed over 1.2 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials, of which approximately 558,000 were distributed to customer contacts and approximately 700,000 were distributed to potential customer contacts. We also distributed approximately 1.6 million e-newsletters to our list of customers and prospective customers. Some of the key factors that determine the number of catalogs and other direct marketing materials received by each customer include new product introductions, their market segments and the timing, frequency and monetary value of past purchases.

The majority of our product sales are derived from direct mail and on-line marketing. Our Master Catalog offers access to more than 35,000 test and measurement products and is used by customers, sales representatives and branch personnel to assist with customer product selection. During fiscal year 2012, approximately 63,000 copies of our Master Catalog were produced and distributed to existing and prospective customers in North America and Puerto Rico. The Master Catalog provides standard make/model and related product information and is also available in an electronic format upon request and on our website, transcat.com.

We use smaller catalog supplements that feature new products, promotions, or specific product categories to target prospective customers and acquire new customers. The catalog supplements are launched at varying periods throughout the year.

Customers can also purchase products through our website, transcat.com. Our website serves as a growing market channel for our products and services and provides product availability, detailed product information, advanced features such as product search and compare capabilities, as well as downloadable product specification sheets. We have optimized the website’s search engine, streamlined order entry and have the unique ability to supplement an order with an accredited calibration. Product sales via our website have grown approximately 25% over the prior fiscal year and represented 9% of our Product segment sales in fiscal year 2012.

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

Suppliers and Purchasing.    We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from over 550 suppliers of brand name and private-labeled equipment. In fiscal year 2012, our top 10 vendors accounted for approximately 64% of our aggregate business. Approximately 29% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we service.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers whose individual purchases vary in size. We can usually ship to our customers our top selling products the same day they are ordered. During fiscal year 2012, approximately 95% of orders for our top selling products were filled with inventory items already in stock.

Operations.    Our distribution operations primarily take place within an approximate 37,250 square-foot facility located in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon. The Rochester location also serves as our corporate headquarters; houses our customer service, sales and administrative functions; and has a calibration laboratory. The Portland location also serves as a calibration laboratory. In fiscal year 2012, we shipped over 38,000 product orders in the aggregate from both locations. In addition, we have two warehouse facilities in Wisconsin that fulfill orders for scales.

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

In addition to our direct end-user customers, we also sell products to resellers who then sell to end-users. Our sales to resellers are typically at a lower gross margin than sales to direct customers and therefore the percentage of reseller sales to total revenue in any given period can have an impact on our overall gross profit margin. During fiscal year 2012, 27% of our product sales were to resellers, compared with 24% for the fiscal years 2011 and 2010. We believe that these resellers have access, through their existing relationships, to end-user customers to whom we do not market directly.

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

The following graph shows the quarter-end trend of pending product shipments and backorders for fiscal years 2011 and 2012:

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

Calibration improves an operation’s maximum productivity and efficiency by assuring accurate, reliable instruments and processes. Through our Service segment, we perform periodic calibrations (typically ranging from three month to twenty-four month intervals) on new and used instruments as well as repair services for our customers.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy, within our Service segment, has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. We can address approximately 90% to 95% of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly technical disciplines, we have historically subcontracted to third party vendors that have unique or proprietary capabilities. While representing a small portion of our revenue, the management of these vendors is highly valued by our customers and our relationships have enabled us to continue our pursuit of having the broadest calibration offerings to these targeted markets.

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

In both cases we strive to have the broadest accredited calibration offering to our targeted markets which includes certification of our technicians pursuant to the American Society for Quality standards, complete calibration management encompassing the entire metrology function, and access to our service offerings. We believe our calibration services are of the highest technical and quality levels, with broad ranges of accreditation and registration. Our quality systems are further detailed in the section entitled “Quality” below.

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

We perform approximately 200,000 calibrations annually. These are performed at our seventeen Calibration Centers of Excellence or at the customer’s location. During fiscal year 2012, services completed by our Calibration Centers of Excellence represented 79% of our Service segment revenue while approximately 19% of the revenue was derived from calibration services that were subcontracted to third party vendors. Our Service segment accounted for 33% of our total consolidated revenue in fiscal year 2012.

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

The approximate percentage of our calibration services business by industry segment for the periods indicated are as follows:

	FY 2012	FY 2011	FY 2010
Pharmaceutical/FDA-Regulated	34%	35%	37%
Industrial Manufacturing	21%	23%	22%
Energy/Utilities	16%	18%	20%
Chemical Manufacturing	8%	9%	8%
Other	21%	15%	13%

Total	100%	100%	100%

Competition.    The calibration outsource industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations, such as Transcat, to non-accredited, sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that may not have a range of capabilities as broad as ours. There are also several companies with whom we compete who have national or regional operations. Certain of these competitors may have greater resources than us and some of them have accreditations that are similar to ours. We differentiate ourselves from our competitors by demonstrating our commitment to quality and by having a wide range of capabilities that are tailored to the markets we serve. Customers see the value in using our unique CalTrak-Online asset & data management program to monitor their instrument’s status, history and performance data. We are fundamentally different from most of our competitors because we have the ability to bundle product, calibration, consulting and repair as a single source for our customers.

Quality.    The accreditation process is the only system currently in existence that assures measurement competence. Each of our laboratories is audited and reviewed by external accreditation bodies proficient in the technical aspects of the chemistry and physics that underlie metrology, ensuring that measurements are properly made. Accreditation also requires that all standards used for accredited measurements have a fully documented path, known as Metrological Traceability, either directly or through other accredited laboratories, back to the national or international standard for that measurement parameter, including measurement uncertainties. This ensures that our measurement process is consistent with the global metrology network that is designed to standardize measurements worldwide. Other than our operations in Wisconsin, our calibration labs are either accredited or pending accreditation by the National Voluntary Laboratory Accreditation Program.

To ensure the quality and consistency of our calibrations for our customers, we have sought and achieved international levels of quality and accreditation. We believe our scope of accreditation to ISO/IEC 17025 to be the broadest for the industries we serve. The accreditation process also ensures that our calibrations are traceable to SI units through the National Institute of Standards and Technology or the National Research Council (these are the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our laboratory, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards. Our laboratories are accredited to ISO/IEC 17025:2005 and ANSI/NCSL Z540-1-1994 using accrediting bodies in the United States that are signatories to the International Laboratory Accreditation Cooperation (“ILAC”). These accrediting bodies provide an objective, third party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes.

The importance of this international oversight to our customers is the assurance that our documents will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.

To provide the widest range of service to our customers in our target markets, our ISO/IEC 17025:2005 accreditations extend across many technical disciplines. The following table represents our capabilities for each of our Calibration Centers of Excellence as of March 31, 2012 (A=Accredited; N=Non-accredited; P=Pending accreditation):

WORKING-LEVEL CAPABILITIES:

	Electrical Metrology Disciplines				Dimensional Metrology Disciplines
	Direct Current/ Alternating Current - Low Frequency	High Frequency/ Ultra - High Frequency	Radio Frequency/ Microwave	Luminance/ Illuminance	Length	Optics	Parts Inspection (Geometric Dimensioning & Tolerancing/ 3-D Metrology)
Anaheim	A	A	A		A	N
Boston	A	A			A
Cherry Hill	A	A		A	A	A
Charlotte	A	A			A
Dayton	A	A			A	A
Denver	A	A	A		A
Houston	A	A	A		A	N	A
Lincoln	A				A
Nashville	P				P
Ottawa/Toronto	A	A	A		A
Phoenix	A	A	A		A
Portland	A	A			A		A
Rochester	A	A			A	A	A
San Juan	A	A			A
St. Louis	A	A			A

Physical Metrology Disciplines
	Flow	Particle Counters	Force	Gas Analysis	Relative Humidity	Mass Weight	Pressure, Vacuum
Anaheim			A		A	A	A
Boston			A		A	A	A
Charlotte			A	N	A	A	A
Cherry Hill	A		A	N	A	A	A
Dayton			A		A	A	A
Denver			A	N	A	A	A
Houston			A			A	A
Lincoln							A
Nashville			P				P
Ottawa/Toronto			A		A	A	A
Phoenix					A	A	A
Portland			A		A	A	A
Rochester		N	A		A	A	A
San Juan			A		A	A	A
St. Louis			A		A	A	A
Wisconsin[1]			A			A

	Physical Metrology Disciplines (continued)				Life Sciences Disciplines
	Torque	Temperature	Revolutions Per Minute, Speed	Vibration, Acceleration	Biomedical	Chemical/ Biological	Pharmaceutical
Anaheim	A	A	A		N	N	N
Boston	A	A	A			N
Charlotte	A	A	A			N
Cherry Hill	A	A	A	A	N	N	N
Dayton	A	A	A			N
Denver	A	A	A		N	N	N
Houston	A	A	A			N
Lincoln	A	A
Nashville	P	P	P			N
Ottawa/Toronto	A	A	A
Phoenix	A	A	A			N
Portland	A	A	A			N
Rochester	A	A	A		N	N	N
San Juan		A	A
St. Louis	A	A	A			N

REFERENCE-LEVEL CAPABILITIES:

	Dimensional Standards	Electrical Standards	Humidity Standards	Mass Standards	Pressure/ Vacuum Standards	Temperature Standards
Charlotte	A		A
Cherry Hill			A	A	A	A
Dayton	A					A
Houston		A			A
Portland	A		A
Rochester	A		A
San Juan			A	A

[1]	Wisconsin operations regionally headquartered in Milwaukee (New Berlin), with locations in Madison and Green Bay, includes calibration of legal for trade (NIST Handbook 44) and industrial scales (heavy capacity, medium capacity, small capacity, vehicle, livestock, hopper, belt, platform, bench, counting, laboratory balances, etc.)

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

Customers may place orders via:

•	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
•	Fax at 1-800-395-0543;
•	Telephone at 1-800-828-1470;
•	Email at sales@transcat.com; or
•	On-line at transcat.com.

INFORMATION REGARDING EXPORT SALES

Approximately 9% of our net revenue in fiscal year 2012 resulted from sales to customers outside the United States, compared with approximately 10% in fiscal years 2011 and 2010. Of those sales in fiscal year 2012, approximately 36% were denominated in U.S. dollars and the remaining 64% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A of Part II of this report for further details.

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

EMPLOYEES

At the end of fiscal year 2012, we had 338 employees, compared with 313 and 303 employees at the end of fiscal years 2011 and 2010, respectively.

EXECUTIVE OFFICERS

The following table presents certain information regarding our executive officers and certain key employees as of June 20, 2012:

Name	Age	Position
Charles P. Hadeed	62	President and Chief Executive Officer
Lee D. Rudow	47	Chief Operating Officer
John J. Zimmer	54	Senior Vice President of Finance and Chief Financial Officer
Michael P. Craig	58	Vice President of Human Resources
John P. Hennessy	63	Vice President of Sales and Marketing
Rainer Stellrecht	61	Vice President of Laboratory Operations
Jay F. Woychick	55	Vice President of Sales — Specialty Markets
Derek C. Hurlburt	44	Corporate Controller

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

We maintain a website at transcat.com. On our website, we make available, free of charge, documents we file with the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed with or furnished to the SEC. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. Our SEC reports can be accessed in the investor relations section of our website. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

A continuation or worsening of the recent economic recession may adversely affect our results of operations and liquidity.    The recent economic recession has caused business activity across a wide range of industries and regions in the U.S. to be greatly reduced. Although economic conditions have begun to improve, certain sectors remain weak and unemployment remains high. Many businesses are still in serious difficulty due to lower consumer spending. Continued or worsening economic conditions could be caused by declines in economic growth, business activity or investor or business confidence; a worsening of the debt crisis in Europe; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; high unemployment, natural disasters; or a combination of these or other factors. Although we believe that our cash provided by operations and available borrowing capacity under our current credit facility will provide us with sufficient liquidity if economic conditions continue or worsen, the impact of continued or worsening recessionary trends on our major customers and suppliers cannot be predicted and may be quite severe. The inability of major manufacturers to ship our products could impair our ability to meet the delivery date requirements of our customers. A disruption in the ability of our largest customers to access liquidity could cause serious disruptions or an overall deterioration of their businesses which could lead to a significant reduction in their future orders of our products and services and the inability or failure on their part to meet their payment obligations to us, any of which could have a negative effect on our results of operations and liquidity.

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

Our future success may be affected by future indebtedness.    Under our revolving credit facility, as of March 31, 2012, we owed $3.4 million to our secured creditor. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to be in compliance with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

The relatively low trading volume of our common stock may limit your ability to sell your shares.    Although our shares of common stock are listed on the NASDAQ Global Market, we have historically experienced a relatively low trading volume. If our low trading volume continues in the future, holders of our shares may have difficulty selling a large number of shares of our common stock in the manner or at a price that might otherwise be attainable.

If existing shareholders sell large numbers of shares of our common stock, our stock price could decline.    The market price of our common stock could decline if a large number of our shares are sold in the public market by our existing shareholders or holders of stock options or as a result of the perception that these sales could occur. Due to the low trading volume of our common stock, the sale of a large number of shares of our common stock may significantly depress the price of our common stock. Recently, certain shareholders who are advised by NSB Advisors LLC (“NSB”) have sold a significant amount of our common stock, which has reduced the price of our common stock. According to an amendment to Schedule 13G filed by NSB on June 8, 2012, clients of NSB held 56.1% of our common stock as of May 31, 2012. If clients of NSB continue to sell large amounts of our common stock, the price of our common stock may decline further.

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

We rely on our CalTrak®, Application Plus and other management information systems for inventory management, distribution, workflow, accounting and other functions. If our CalTrak®, Application Plus and other information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and results of operations could be adversely affected.    The efficient operation of our business depends on our management information systems. We rely on our CalTrak®, Application Plus and other management information systems to effectively manage accounting and financial functions, customer service, warehouse management, order entry, order fulfillment, inventory replenishment, documentation, asset management, and workflow. The failure of our management information systems to perform could disrupt our business and could result in decreased sales, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our management information systems are vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, terrorist attacks, power loss, or other computer systems, internet, telecommunications or data network failures. Any such interruption could adversely affect our business and results of operations.

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

Any impairment of goodwill or other intangible assets could negatively impact our results of operations.    Our goodwill and other intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or other intangible assets as of March 31, 2012.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table presents the properties that we lease:

Property	Location	Approximate Square Footage
Corporate Headquarters, Product Distribution Center and Calibration Laboratory	Rochester, NY	37,250
Calibration Laboratory	Anaheim, CA	4,000
Calibration Laboratory	Boston, MA	4,000
Calibration Laboratory	Charlotte, NC	4,860
Calibration Laboratory	Cherry Hill, NJ	8,550
Calibration Laboratory	Dayton, OH	9,000
Calibration Laboratory	Denver, CO	19,441
Calibration Laboratory	Houston, TX	10,333
Calibration Laboratory and Warehouse(1)	Lincoln, MT	11,406
Calibration Laboratory	Nashville, TN	3,100
Calibration Laboratory	Ottawa, ON	3,990
Calibration Laboratory	Phoenix, AZ	4,000
Calibration Laboratory and Product Distribution Center	Portland, OR	12,600
Calibration Laboratory	St. Louis, MO	4,000
Calibration Laboratory	San Juan, PR	1,560
Calibration Laboratory	Toronto, ON	2,070
Service Center	Green Bay, WI	3,320
Service Center and Warehouse	McFarland, WI	6,000
Service Center and Warehouse	New Berlin, WI	16,000

(1)	Properties owned by the Company

We believe that our properties are in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3.    LEGAL PROCEEDINGS

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “TRNS.” As of June 15, 2012, we had approximately 564 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Global Market for each quarterly period in fiscal years 2012 and 2011.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012:
High	$10.98	$12.17	$12.95	$13.11
Low	$8.01	$9.33	$10.92	$11.00
Fiscal Year 2011:
High	$7.50	$7.89	$7.90	$8.75
Low	$6.54	$6.25	$6.38	$6.96

DIVIDENDS

We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Price Paid per Share (1)	(c) Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (1)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
09/25/11 — 12/24/11 (2)	5,000	$12.14	5,000	$939,300
12/25/11 — 03/31/12 (3)	16,100	$11.56	21,100	$753,184

(1)	On October 31, 2011, our board of directors adopted a share repurchase program (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers and directors, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on the NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1,000,000 in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time.

(2)	Shares were repurchased on December 5, 2011.

(3)	Shares were repurchased on February 29, 2012.

ITEM 6.    SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2012 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	FY 2012	FY 2011	FY 2010	FY 2009	FY 2008
Statements of Operations Data:
Net Revenues	$110,020	$91,186	$81,061	$75,419	$70,453
Cost of Products and Services Sold	82,896	67,888	61,767	56,617	51,912

Gross Profit	27,124	23,298	19,294	18,748	18,541
Operating Expenses	21,696	18,711	16,913	16,062	15,258

Operating Income	5,428	4,587	2,381	2,686	3,283
Interest Expense	134	73	63	100	101
Other Expense, net	48	32	35	67	437

Income Before Income Taxes	5,246	4,482	2,283	2,519	2,745
Provision for Income Taxes	1,944	1,694	832	963	382

Net Income	$3,302	$2,788	$1,451	$1,556	$2,363

Share Data:
Basic Earnings Per Share	$0.45	$0.38	$0.20	$0.21	$0.33
Basic Average Shares Outstanding	7,309	7,290	7,352	7,304	7,132
Diluted Earnings Per Share	$0.43	$0.37	$0.19	$0.21	$0.32
Diluted Average Shares Outstanding	7,651	7,521	7,549	7,469	7,272
Closing Price Per Share	$13.11	$8.00	$7.14	$4.90	$5.50

	As of or for the Fiscal Years Ended
	March 31, 2012	March 26, 2011	March 27, 2010	March 28, 2009	March 29, 2008
Balance Sheets and Working Capital Data:
Inventory, net	$6,396	$7,571	$5,906	$4,887	$5,442
Property and Equipment, net	5,306	5,253	4,163	4,174	3,211
Goodwill	13,390	11,666	10,038	7,923	2,967
Total Assets	44,977	41,360	35,713	29,391	24,344
Depreciation and Amortization	2,896	2,293	2,080	1,897	1,761
Capital Expenditures	1,391	1,647	1,128	1,775	1,505
Long-Term Debt	3,365	5,253	2,532	3,559	302
Shareholders’ Equity	27,378	23,329	20,257	18,619	15,117

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

Financial Overview.    In evaluating our results for fiscal year 2012, the following factors should be taken into account:

•

Fiscal year 2012 and the fiscal year 2012 fourth quarter operating results include 53 weeks and 14 weeks, respectively, compared to 52 weeks and 13 weeks for the corresponding periods for fiscal year 2011.

•

Fiscal year 2012 operating results include a full year of operations from TMetrix and WTT, whereas, fiscal year 2011 operating results included such operations from their dates of acquisition on November 1, 2010 and January 11, 2011, respectively.

•	Fiscal year 2012 operating results include those of CMC and Newark, which were acquired on April 5, 2011 and September 8, 2011, respectively.

Net revenue for fiscal year 2012 was $110.0 million, a 20.7% increase compared with net revenue of $91.2 million for fiscal year 2011. Product segment net sales increased 23.0% to $73.6 million, or 66.9% of total net revenue, in fiscal year 2012. Of our Product segment sales in fiscal year 2012, 72% were sold directly to end-user customers while 27% were to resellers compared with 74% and 24%, respectively, in fiscal year 2011. Domestic sales comprised 88% of the total Product segment sales in fiscal year 2012, while 7% were to Canada and 4% were to other international markets.

Service segment net revenue increased 16.2% to $36.4 million, or 33.1% of total net revenue, in fiscal year 2012. Of our Service segment revenue in fiscal year 2012, 79% was generated by our Calibration Centers of Excellence while 19% was generated through subcontracted third party vendors, compared with 77% and 21%, respectively, in fiscal year 2011.

Gross margin for fiscal year 2012 was 24.7%, an 80 basis point decrease compared with gross margin of 25.5% in fiscal year 2011. Product segment gross margin was 25.1% in fiscal year 2012 compared with 25.7% in fiscal year 2011, while Service segment gross margin declined to 23.7% in fiscal year 2012 compared with 25.3% in fiscal year 2011.

Operating expenses were $21.7 million, or 19.8% of total net revenue, in fiscal 2012 compared with $18.7 million, or 20.5% of total net revenue, in fiscal year 2011. Operating income was $5.4 million in fiscal year 2012 compared with $4.6 million in fiscal year 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is a summary of our most critical accounting policies. See Note 1 of our Consolidated Financial Statements for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Use of Estimates.    The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, depreciable lives of fixed assets, estimated lives of our major catalogs and intangible assets. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

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

Property and Equipment, Depreciation and Amortization.    Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment, and Software	2 - 15
Furniture and Fixtures	3 - 10
Leasehold Improvements	2 - 10
Buildings	39

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

We test goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We have determined that no impairment was indicated as of March 31, 2012 and March 26, 2011.

Catalog Costs.    We capitalize the cost of each Master Catalog mailed and amortize the cost over the respective catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period. Total unamortized catalog costs in prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million as of March 31, 2012 and March 26, 2011.

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

Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to officer options is recognized on a straight-line basis over the requisite service period for the entire award.

During fiscal years 2012, 2011, 2010 and the fiscal year ended March 28, 2009 (“fiscal year 2009”), we granted performance-based restricted stock awards as a primary component of executive compensation. The awards vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions. At March 31, 2012, we achieved 75% of the target level for the performance-based restricted stock awards granted in fiscal year 2010 and estimated the probability of achievement for the performance-based restricted stock awards granted in fiscal years 2012 and 2011 to be 100% and 75% of the target levels, respectively. The performance-based restricted stock awards granted in fiscal year 2009 did not vest on March 26, 2011, as the performance condition related to these awards was not achieved.

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

RESULTS OF OPERATIONS

The following table sets forth, for the prior three fiscal years, the components of our Consolidated Statements of Operations.

	FY 2012	FY 2011	FY 2010
Gross Profit Percentage:
Product Gross Profit	25.1%	25.7%	23.4%
Service Gross Profit	23.7%	25.3%	24.5%
Total Gross Profit	24.7%	25.5%	23.8%
As a Percentage of Total Net Revenue:
Product Sales	66.9%	65.6%	65.6%
Service Revenue	33.1%	34.4%	34.4%

Total Net Revenue	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.5%	12.9%	13.2%
Administrative Expenses	7.3%	7.6%	7.7%

Total Operating Expenses	19.8%	20.5%	20.9%

Operating Income	4.9%	5.0%	2.9%

Interest Expense	0.1%	0.1%	0.1%
Other Expense	—	—	—

Total Other Expense	0.1%	0.1%	0.1%

Income Before Income Taxes	4.8%	4.9%	2.8%
Provision for Income Taxes	1.8%	1.8%	1.0%

Net Income	3.0%	3.1%	1.8%

FISCAL YEAR ENDED MARCH 31, 2012 COMPARED TO FISCAL YEAR ENDED MARCH 26, 2011 (dollars in thousands):

Revenue:

	For the Years Ended
	March 31, 2012	March 26, 2011
Net Revenue:
Product	$73,614	$59,862
Service	36,406	31,324

Total	$110,020	$91,186

Net revenue increased $18.8 million, or 20.7%, from fiscal year 2011 to fiscal year 2012.

Our product net sales accounted for 66.9% and 65.6% of our total net revenue in fiscal years 2012 and 2011, respectively. Year-over-year product net sales increased $13.8 million, or 23.0%. Our fiscal years 2012 and 2011 product sales in relation to prior fiscal year quarter comparisons were as follows:

	FY 2012				FY 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth	19.2%	17.0%	26.0%	32.4%	14.5%	9.1%	12.5%	15.1%

Product sales per day for each quarter of fiscal year 2012 were higher than the product sales per day during the same period of fiscal year 2011. Our product sales per business day for each quarter during fiscal years 2012 and 2011 were as follows:

	FY 2012				FY 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$295	$308	$269	$268	$263	$267	$214	$203

When compared to sales from fiscal year 2011, fiscal year 2012 product sales to customers within our direct channel increased by $8.6 million, or 19.3%. This growth reflected positive customer response to our sales and marketing campaigns as well as incremental business from our WTT acquisition. Also during fiscal year 2012, sales to our reseller channel increased $5.0 million, or 34.4%, in comparison to fiscal year 2011 on the strength of opportunistic sales of certain typically low-volume, low-margin products to large reseller customers during the first three quarters of fiscal year 2012. The following table presents the percent of net sales for our significant product distribution channels for each quarter during fiscal years 2012 and 2011:

	FY 2012				FY 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Net Sales:
Direct	74.4%	71.2%	69.0%	72.8%	73.5%	75.2%	73.5%	74.3%
Reseller	24.0%	27.3%	29.5%	25.7%	24.9%	23.3%	24.9%	24.1%
Freight Billed to Customer	1.6%	1.5%	1.5%	1.5%	1.6%	1.5%	1.6%	1.6%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Relatively small year-over-year changes in each of the aforementioned classifications resulted in a $0.1 million, or 4.1%, decrease in our pending product shipments balance at the end of fiscal year 2012 compared to the balance at the end of fiscal year 2011. Variations in pending product shipments can be impacted by several factors, including the timing product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. The following table reflects the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2012 and 2011 and our historical trend of total pending product shipments:

	FY 2012				FY 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,670	$3,572	$3,368	$3,002	$2,784	$2,976	$2,347	$2,242
% of Pending Product Shipments that are Backorders	70.9%	65.6%	73.6%	67.9%	70.1%	74.6%	68.3%	67.4%

Calibration services net revenue, which accounted for 33.1% and 34.4% of our total net revenue in fiscal years 2012 and 2011, respectively, increased 16.2% from fiscal year 2011 to fiscal year 2012. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment. The growth in fiscal year 2012 is the result of both organic growth as well as incremental revenue from recent business acquisitions. Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors. Among those factors are the variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions. Our fiscal years 2012 and 2011 calibration service revenue in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2012				FY 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	20.1%	24.0%	10.3%	10.1%	1.0%	10.3%	14.1%	28.8%

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

	FY 2012				FY 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	80.5%	77.9%	79.0%	77.7%	78.2%	77.6%	77.9%	74.4%
Outsourced	16.7%	19.7%	18.5%	19.8%	19.3%	20.0%	19.8%	23.3%
Freight Billed to Customers	2.8%	2.4%	2.5%	2.5%	2.5%	2.4%	2.3%	2.3%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	For the Years Ended
	March 31, 2012	March 26, 2011
Gross Profit:
Product	$18,504	$15,366
Service	8,620	7,932

Total	$27,124	$23,298

Total gross profit dollars in fiscal year 2012 increased by $3.8 million, or 16.4%, from fiscal year 2011. As a percentage of total net revenue, total gross profit declined 80 basis points over the same time period.

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

Total product gross margin in fiscal year 2012 was 25.1% or a decrease of 60 basis points when compared with 25.7% in fiscal year 2011. Product gross profit increased $3.1 million in fiscal year 2012 compared to fiscal year 2011, primarily the result of higher sales as well as $0.4 million in incremental vendor rebates and cooperative advertising income. The channel gross margin in our direct channel increased 60 basis points from fiscal year 2011 to fiscal year 2012, while declining by 80 basis points in our reseller channel during this same time period. Opportunistic orders of certain typically low-volume, low-margin products within our reseller channel drove the product gross margin decline. The following table reflects the quarterly historical trend of our product gross profit as a percent of total product sales:

	FY 2012				FY 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin — Direct(1)	25.6%	25.5%	26.4%	25.6%	24.7%	25.2%	25.5%	25.0%
Channel Gross Margin — Reseller(1)	16.2%	14.8%	15.4%	15.5%	15.3%	16.2%	16.6%	16.9%
Channel Gross Margin — Combined(2)	23.3%	22.5%	23.1%	23.0%	22.4%	23.1%	23.3%	23.0%
Other Items %(3)	1.4%	3.1%	2.3%	1.8%	2.6%	3.7%	0.5%	4.0%

Total Product Gross Margin	24.7%	25.6%	25.4%	24.8%	25.0%	26.8%	23.8%	27.0%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross margin for direct and reseller channels, calculated as net sales less purchase cost divided by net sales

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Calibration services gross profit increased $0.7 million, or 8.7%, from fiscal year 2011 to fiscal year 2012. Service segment gross margin declined 160 basis points from fiscal year 2011 to fiscal year 2012. While gross profit increased year-over-year, margins contracted as incremental revenue associated with business acquisitions was accompanied by incremental acquired lab costs. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service segment revenue growth provides incremental gross margin growth by leveraging the relatively fixed cost structure of this segment, whereas, Service segment revenue growth from our recent business acquisitions, while providing a base for future organic revenue growth, may moderate or reduce our gross margins as we acquire additional fixed costs. The following table reflects the quarterly historical trend of our calibration services gross margin as a percent of net revenues:

	FY 2012				FY 2011
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	27.3%	20.1%	22.4%	24.1%	30.4%	22.0%	23.6%	24.3%

Operating Expenses:

	For the Years Ended
	March 31, 2012	March 26, 2011
Operating Expenses:
Selling, Marketing and Warehouse	$13,751	$11,756
Administrative	7,945	6,955

Total	$21,696	$18,711

Operating expenses increased $3.0 million, or 16.0%, from fiscal year 2011 to fiscal year 2012. The dollar increase includes higher year-over-year acquisition-related expense of $0.8 million, including integration and transaction costs as well as non-cash amortization of intangible assets and additional employee related costs, as well as increased selling and marketing costs needed to support the 20.7% growth in total net revenue. Despite the increase in costs, operating expenses as a percentage of total net revenue declined 80 basis points from fiscal year 2011 to fiscal year 2012.

Taxes:

	For the Years Ended
	March 31, 2012	March 26, 2011
Provision for Income Taxes	$1,944	$1,694

Our effective tax rates for fiscal years 2012 and 2011 were 37.1% and 37.8%, respectively.

FISCAL YEAR ENDED MARCH 26, 2011 COMPARED TO FISCAL YEAR ENDED MARCH 27, 2010 (dollars in thousands):

Revenue:

	For the Years Ended
	March 26, 2011	March 27, 2010
Net Revenue:
Product	$59,862	$53,143
Service	31,324	27,918

Total	$91,186	$81,061

Net revenue increased $10.1 million, or 12.5%, from fiscal year 2010 to fiscal year 2011.

Our product net sales accounted for 65.6% of our total net revenue in fiscal years 2011 and 2010. Year-over-year product net sales increased $6.7 million, or 12.6%. Our fiscal years 2011 and 2010 product sales in relation to prior fiscal year quarter comparisons were as follows:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	14.5%	9.1%	12.5%	15.1%	20.5%	8.5%	(7.6%)	(8.5%)

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

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, over the long-term, we expect to outsource 15% to 20% of Service segment revenue to third party vendors for calibrations beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. During fiscal year 2011, we outsourced 20.6% of our total service revenue. We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances. The following table presents the percent of Service segment revenue for the significant sources for each fiscal quarter during fiscal years 2011 and 2010:

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	78.2%	77.6%	77.9%	74.4%	75.9%	73.5%	77.3%	79.3%
Outsourced	19.3%	20.0%	19.8%	23.3%	21.6%	24.0%	20.2%	18.2%
Freight Billed to Customers	2.5%	2.4%	2.3%	2.3%	2.5%	2.5%	2.5%	2.5%

	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	For the Years Ended
	March 26, 2011	March 27, 2010
Gross Profit:
Product	$15,366	$12,442
Service	7,932	6,852

Total	$23,298	$19,294

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

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin — Direct(1)	24.7%	25.2%	25.5%	25.0%	24.7%	23.1%	23.2%	24.3%
Channel Gross Margin — Reseller(1)	15.3%	16.2%	16.6%	16.9%	16.0%	15.0%	15.6%	17.0%
Channel Gross Margin — Combined(2)	22.4%	23.1%	23.3%	23.0%	22.6%	20.8%	21.6%	22.6%
Other Items %(3)	2.6%	3.7%	0.5%	4.0%	3.1%	1.2%	0.7%	0.9%

Total Product Gross Margin	25.0%	26.8%	23.8%	27.0%	25.7%	22.0%	22.3%	23.5%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.

(2)	Represents aggregate gross margin for direct and reseller channels, calculated as net sales less purchase cost divided by net sales

(3)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

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

	FY 2011				FY 2010
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Profit Dollar Growth	2.5%	10.0%	16.4%	50.1%	25.4%	15.0%	25.5%	2.9%

Operating Expenses:

	For the Years Ended
	March 26, 2011	March 27, 2010
Operating Expenses:
Selling, Marketing and Warehouse	$11,756	$10,682
Administrative	6,955	6,231

Total	$18,711	$16,913

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

Taxes:

	For the Years Ended
	March 26, 2011	March 27, 2010
Provision for Income Taxes	$1,694	$832

Our effective tax rates for fiscal years 2011 and 2010 were 37.8% and 36.4%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows.    The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 31, 2012	March 26, 2011
Cash Provided by (Used in):
Operating Activities	$6,259	$2,573
Investing Activities	(4,513)	(5,074)
Financing Activities	(1,751)	2,422

Operating Activities:    Cash provided by operating activities for fiscal year 2012 was $6.3 million compared to $2.6 million in fiscal year 2011. Significant working capital fluctuations were as follows:

•

Inventory/Accounts Payable: Inventory balance at March 31, 2012 was $6.4 million, a decrease of $1.2 million when compared to $7.6 million on-hand at March 26, 2011. Our inventory strategy includes making appropriate larger quantity, higher dollar based purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts. As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

•

Receivables: We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable. The following table illustrates our days sales outstanding from fiscal year 2011 to fiscal year 2012:

	March 31, 2012	March 26, 2011
Net Sales, for the last two fiscal months	$23,820	$19,305
Accounts Receivable, net	$13,800	$12,064
Days Sales Outstanding	38	37

Investing Activities:    In fiscal year 2012, we used $4.5 million of cash in investing activities, including $3.1 million for business acquisitions and $1.4 million to purchase property and equipment, primarily for additional service capabilities and infrastructure projects that included facility improvements and investment in information technology. In fiscal year 2011, we used $5.1 million of cash in investing activities, including $3.4 million for business acquisitions and $1.6 million to purchase property and equipment for reasons similar to those in fiscal year 2012.

Financing Activities:    During fiscal year 2012, we used $1.8 million in cash for financing activities including $1.9 million to reduce our revolving line of credit and $0.2 million to repurchase shares of common stock. In addition, we received $0.4 million of cash in fiscal year 2012 from the issuance of common stock through the exercise of stock options and warrants. Financing activities provided $2.4 million in cash during fiscal year 2011, of which $2.7 million was from net borrowings from our revolving line of credit, primarily for business acquisitions and the repurchase of common stock. In addition, we received $0.3 million of cash in fiscal year 2011 from the issuance of common stock through the exercise of stock options and warrants.

Contractual Obligations and Commercial Commitments.    The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements (in millions):

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Revolving Line of Credit(1)	$—	$3.4	$—	$—	$3.4
Operating Leases	1.4	2.0	1.1	1.2	5.7

Total Contractual Cash Obligations	$1.4	$5.4	$1.1	$1.2	$9.1

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes interest portion of the debt obligation.

OUTLOOK

Our long term objective is to sustain strong operating cash flow while continuing to invest in growth. We will continue to execute our Service segment acquisition strategy to increase our footprint, bolt on companies within our current locations to increase market penetration and enhance our service capabilities. In the fiscal year ending March 30, 2013, (“fiscal year 2013”), we plan to increase our capital expenditures, excluding business acquisitions, to approximately $2.5 million. We will be investing in the expansion of our Service segment capabilities and capacity as well as investments in cost reduction efforts. In addition, we plan to invest in improved customer-facing software solutions that we believe will help accelerate the rate of sales growth in the Service segment to realize the leverage we believe is inherent in this segment. The software solution will work in concert with management and staffing changes we have made in our Service segment sales organization. During the first quarter of fiscal year 2013, we expect approximately $0.2 million in one-time incremental costs as a result of the restructuring of the Service segment sales organization. We expect this restructuring to enhance the efficiencies of the sales organization for growing service revenue and profitability in future periods.

Our long-term expectations are that the Product segment can grow at a mid-single digit rate, while the Service segment should grow in the mid-teen range, including the benefit of acquisitions. The relatively high-fixed cost structure of the Service segment is expected to result in expanded margins as sales grow.

We believe our long-term performance will continue to demonstrate the success of our strategy and the results of the decisions we make to effectively implement our plans despite variations from quarter to quarter in operating results. Looking at revenue growth in fiscal year 2013, we expect greater growth in the first half due to incremental revenue from the Newark acquisition. Slower growth in the second half of the year will reflect one less operating week and reduced product sales to wind energy customers associated with uncertainty regarding the renewal of the production tax credit for that industry.

Fiscal year 2013 will be comprised of 52 weeks compared with 53 weeks in fiscal year 2012.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average borrowing levels remained constant. As of March 31, 2012, $15.0 million was available under our credit facility, of which $3.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Under our credit facility described in Note 3 of our Consolidated Financial Statements, interest is adjusted on a quarterly basis based upon our calculated leverage ratio. We mitigate our interest rate risk by electing the lower of the base rate available under the credit facility and the London Interbank Offered Rate (“LIBOR”), plus a margin. As of March 31, 2012, the base rate and the LIBOR rate were 3.3% and 0.2%, respectively. Our interest rate for fiscal year 2012 ranged from 1.1% to 3.3%. On March 31, 2012 and March 26, 2011, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenues for fiscal years 2012 and 2011 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenues by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in each of fiscal years 2012 and 2011 was recognized as a component of other expense in the Consolidated Statements of Operations. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 31, 2012, we had a foreign exchange contract, which matured in April 2012, outstanding in the notional amount of $1.3 million. We do not use hedging arrangements for speculative purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Transcat, Inc.

Rochester, New York

We have audited the accompanying consolidated balance sheet of Transcat, Inc. and its subsidiaries (“the Company”) as of March 31, 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the fiscal year then ended. In connection with our audit of the financial statements, we have also audited the schedule listed in the accompanying index for the fiscal year ended March 31, 2012. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries as of March 31, 2012, and the results of their operations and their cash flows for the fiscal year then ended, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the fiscal year ended March 31, 2012.

/s/ Freed Maxick CPAs, P.C.
Freed Maxick CPAs, P.C.

Buffalo, New York

June 20, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Transcat, Inc.

Rochester, New York

We have audited the accompanying consolidated balance sheet of Transcat, Inc. and its subsidiaries (“the Company”) as of March 26, 2011 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for each of the two years in the period ended March 26, 2011. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index for each of the two years in the period ended March 26, 2011. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries as of March 26, 2011, and the results of their operations and their cash flows for each of the two years in the period ended March 26, 2011, in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended March 26, 2011.

/s/ BDO USA, LLP
BDO USA, LLP

New York, New York

June 22, 2011

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 31, 2012	March 26, 2011	March 27, 2010
Product Sales	$73,614	$59,862	$53,143
Service Revenue	36,406	31,324	27,918

Net Revenue	110,020	91,186	81,061

Cost of Products Sold	55,110	44,496	40,701
Cost of Services Sold	27,786	23,392	21,066

Total Cost of Products and Services Sold	82,896	67,888	61,767

Gross Profit	27,124	23,298	19,294

Selling, Marketing and Warehouse Expenses	13,751	11,756	10,682
Administrative Expenses	7,945	6,955	6,231

Total Operating Expenses	21,696	18,711	16,913

Operating Income	5,428	4,587	2,381

Interest Expense	134	73	63
Other Expense, net	48	32	35

Total Other Expense	182	105	98

Income Before Income Taxes	5,246	4,482	2,283
Provision for Income Taxes	1,944	1,694	832

Net Income	$3,302	$2,788	$1,451

Basic Earnings Per Share	$0.45	$0.38	$0.20
Average Shares Outstanding	7,309	7,290	7,352
Diluted Earnings Per Share	$0.43	$0.37	$0.19
Average Shares Outstanding	7,651	7,521	7,549

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the Years Ended
	March 31, 2012	March 26, 2011	March 27, 2010
Net Income	$3,302	$2,788	$1,451
Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(9)	28	101
Unrecognized Prior Service Cost, net of tax	(32)	75	(39)
Unrealized Gain on Other Asset, net of tax	4	—	—

	(37)	103	62

Comprehensive Income	$3,265	$2,891	$1,513

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 31, 2012	March 26, 2011
ASSETS
Current Assets:
Cash	$32	$32
Accounts Receivable, less allowance for doubtful accounts of $99 and $73 as of March 31, 2012 and March 26, 2011, respectively	13,800	12,064
Other Receivables	845	617
Inventory, net	6,396	7,571
Prepaid Expenses and Other Current Assets	1,064	840
Deferred Tax Asset	1,041	631

Total Current Assets	23,178	21,755
Property and Equipment, net	5,306	5,253
Goodwill	13,390	11,666
Intangible Assets, net	2,449	1,982
Deferred Tax Asset	—	296
Other Assets	654	408

Total Assets	$44,977	$41,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,516	$8,241
Accrued Compensation and Other Liabilities	5,171	3,579
Income Taxes Payable	366	208

Total Current Liabilities	13,053	12,028
Long-Term Debt	3,365	5,253
Deferred Tax Liability	139	—
Other Liabilities	1,042	750

Total Liabilities	17,599	18,031

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,840,994 and 7,759,580 shares issued as of March 31, 2012 and March 26, 2011, respectively; 7,341,007 and 7,260,798 shares outstanding as of March 31, 2012 and March 26, 2011, respectively	3,920	3,880
Capital in Excess of Par Value	10,810	10,066
Accumulated Other Comprehensive Income	448	485
Retained Earnings	14,394	11,092
Less: Treasury Stock, at cost, 498,782 shares	(2,194)	(2,194)

Total Shareholders’ Equity	27,378	23,329

Total Liabilities and Shareholders’ Equity	$44,977	$41,360

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Years Ended
	March 31, 2012	March 26, 2011	March 27, 2010
Cash Flows from Operating Activities:
Net Income	$3,302	$2,788	$1,451
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	91	138	35
Depreciation and Amortization	2,896	2,293	2,080
Provision for Accounts Receivable and Inventory Reserves	76	158	133
Stock-Based Compensation Expense	553	428	579
Change in Contingent Consideration	(50)	(97)	—
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(1,981)	(357)	(2,453)
Inventory	989	(1,269)	(669)
Prepaid Expenses and Other Assets	(863)	(458)	(707)
Accounts Payable	(681)	(1,720)	3,639
Accrued Compensation and Other Liabilities	1,811	724	1,529
Income Taxes Payable	116	(55)	32

Net Cash Provided by Operating Activities	6,259	2,573	5,649

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,391)	(1,647)	(1,128)
Payments of Contingent Consideration	—	—	(1,094)
Business Acquisitions, net of cash acquired	(3,122)	(3,427)	(1,917)

Net Cash Used in Investing Activities	(4,513)	(5,074)	(4,139)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	(1,875)	2,740	(1,001)
Payments on Other Debt Obligations	(13)	(19)	(26)
Payment of Contingent Consideration	(94)	(52)	—
Issuance of Common Stock	436	300	201
Repurchase of Common Stock	(247)	(559)	(647)
Excess Tax Benefits Related to Stock-Based Compensation	42	12	4

Net Cash (Used in) Provided by Financing Activities	(1,751)	2,422	(1,469)

Effect of Exchange Rate Changes on Cash	5	(12)	23

Net (Decrease) Increase in Cash	—	(91)	64
Cash at Beginning of Period	32	123	59

Cash at End of Period	$32	$32	$123

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the period for:
Interest	$131	$72	$74
Income Taxes, net	$1,693	$1,577	$741
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$100	$65	$207

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands)

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings	Treasury Stock Outstanding at Cost		Total
	Shares	Amount				Shares	Amount
Balance as of March 28, 2009	7,656	$3,828	$8,606	$320	$6,853	276	$(988)	$18,619
Issuance of Common Stock	42	21	180					201
Repurchase of Common Stock						143	(647)	(647)
Stock-Based Compensation			579					579
Tax Expense from Stock-Based Compensation			(8)					(8)
Other Comprehensive Income				62				62
Net Income					1,451			1,451

Balance as of March 27, 2010	7,698	3,849	9,357	382	8,304	419	(1,635)	20,257
Issuance of Common Stock	58	29	271					300
Repurchase of Common Stock						80	(559)	(559)
Stock-Based Compensation			406					406
Restricted Stock	3	2	20					22
Tax Benefit from Stock-Based Compensation			12					12
Other Comprehensive Income				103				103
Net Income					2,788			2,788

Balance as of March 26, 2011	7,759	3,880	10,066	485	11,092	499	(2,194)	23,329
Issuance of Common Stock	84	42	394					436
Repurchase of Common Stock	(21)	(11)	(236)					(247)
Stock-Based Compensation			408					408
Restricted Stock	18	9	136					145
Tax Benefit from Stock-Based Compensation			42					42
Other Comprehensive Loss				(37)				(37)
Net Income					3,302			3,302

Balance as of March 31, 2012	7,840	$3,920	$10,810	$448	$14,394	499	$(2,194)	$27,378

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

Principles of Consolidation:     The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly-owned subsidiaries, Transmation (Canada) Inc., USEC Acquisition Corp. (“USEC Acquisition”), WTT Acquisition Corp. (“WTT Acquisition”), WTT Real Estate Acquisition, LLC and Transcat Acquisition Corporation (“Transcat Acquisition”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:     The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year:     Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal year ended March 31, 2012 (“fiscal year 2012”) consisted of 53 weeks. The fiscal years ended March 26, 2011 (“fiscal year 2011) and March 27, 2010 (“fiscal year 2010”) consisted of 52 weeks.

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

Property and Equipment, Depreciation and Amortization:     Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 - 15
Furniture and Fixtures	3 - 10
Leasehold Improvements	2 - 10
Buildings	39

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

Goodwill and Intangible Assets:     Goodwill represents costs in excess of fair values assigned to the underlying net assets of an acquired business. Other intangible assets, namely customer base, represent an allocation of purchase price to identifiable intangible assets of an acquired business. The Company estimates the fair value of its reporting units using the fair market value measurement requirement.

During fiscal year 2012, the Company adopted Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (“ASU 2011-08”). This standard simplifies how an entity is required to test goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company determined that no impairment was indicated as of March 31, 2012 and March 26, 2011.

A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Product	Service	Total	Product	Service	Total
Net Book Value as of March 28, 2010	$6,773	$3,264	$10,038	$373	$861	$1,234
Additions (see Note 9)	1,258	371	1,628	836	214	1,050
Amortization	—	—	—	(140)	(162)	(302)

Net Book Value as of March 26, 2011	8,031	3,635	11,666	1,069	913	1,982
Additions (see Note 9)	—	1,728	1,728	—	1,206	1,206
Amortization	—	—	—	(345)	(392)	(737)
Currency Translation Adjustment	—	(4)	(4)	—	(2)	(2)

Net Book Value as of March 31, 2012	$8,031	$5,359	$13,390	$724	$1,725	2,449

The intangible assets are being amortized on an accelerated basis over their estimated useful life of up to 10 years. Amortization expense relating to intangible assets is expected to be $0.7 million in the fiscal year ending March 30, 2013 (“fiscal year 2013”), $0.5 million in fiscal year 2014, $0.4 million in fiscal year 2015, $0.3 million in fiscal year 2016 and $0.2 million in fiscal year 2017.

Catalog Costs:     Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period. Total unamortized catalog costs included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets were $0.4 million as of March 31, 2012 and March 26, 2011.

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

Fair Value of Financial Instruments:     Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan and are included as a component of other assets (non-current) on the Consolidated Balance Sheets, consist of mutual funds and are valued based on quoted market prices in active markets.

The Company has adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This standard amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. The adoption of this standard did not have a significant impact on the Consolidated Financial Statements.

Stock-Based Compensation:     The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested stock awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2012, 2011 and 2010, the Company recorded non-cash stock-based compensation cost in the amount of $0.6 million, $0.4 million and $0.6 million, respectively, in the Consolidated Statements of Operations.

The estimated fair value of options granted in fiscal year 2010 were calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value granted of $3.67 per share. During fiscal years 2012 and 2011, the Company did not grant any stock options.

The following are the weighted average assumptions used in the Black-Scholes model:

FY 2010
Expected life	6 years
Annualized volatility rate	57.3%
Risk-free rate of return	2.8%
Dividend rate	0.0%

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

Cooperative Advertising Income:     Transcat records cash consideration received from a vendor for advertising as a reduction of cost of products sold as the related inventory is sold. The Company recorded, as a reduction of cost of products sold, consideration in the amount of $1.4 million in each of the fiscal years 2012 and 2011 and $1.1 million in fiscal year 2010.

Shipping and Handling Costs:     Freight expense and direct shipping costs are included in cost of products and services sold. These costs were approximately $1.9 million, $1.5 million and $1.4 million for fiscal years 2012, 2011 and 2010, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers, are reflected in selling, marketing, and warehouse expenses. These costs were $0.8 million in each of the fiscal years ended 2012 and 2011 and $0.7 million in fiscal year 2010.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million for each of the fiscal years 2012 and 2010 and the net foreign currency gain was less than $0.1 million in fiscal year 2011. The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in each of the fiscal years 2012, 2011 and 2010, was recognized as a component of other expense in the Consolidated Statements of Operations. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 31, 2012, the Company had a foreign exchange contract, which matured in April 2012, outstanding in the notional amount of $1.3 million. The Company does not use hedging arrangements for speculative purposes.

Comprehensive Income:     The Company has adopted ASU No. 2011-05, Presentation of Comprehensive Income. This standard eliminated the option to report other comprehensive income and its components in the statement of changes in equity and required the Company to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The adoption of this standard required changes in presentation only and did not have a financial impact on the Company’s Consolidated Financial Statements.

Other comprehensive income is comprised of net income, currency translation adjustments, unrecognized prior service costs, net of tax and unrealized gains on other assets, net of tax. At March 31, 2012, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized gain on other assets, net of tax, of less than $0.1 million. At March 26, 2011, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million and unrecognized prior service costs, net of tax, of $0.1 million.

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

For fiscal year 2012, the net additional common stock equivalents had a $.02 per share effect on the calculation of dilutive earnings per share. For each of the fiscal years 2011 and 2010, the net additional common stock equivalents had a $.01 per share effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 31, 2012	March 26, 2011	March 27, 2010
Average Shares Outstanding — Basic	7,309	7,290	7,352
Effect of Dilutive Common Stock Equivalents	342	231	197

Average Shares Outstanding — Diluted	7,651	7,521	7,549

Anti-dilutive Common Stock Equivalents	398	598	644

NOTE 2 — PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 31, 2012	March 26, 2011
Machinery, Equipment and Software	$19,199	$17,926
Furniture and Fixtures	1,989	1,842
Leasehold Improvements	1,333	1,174
Buildings and Land	675	675

Total Property and Equipment	$23,196	$21,617
Less: Accumulated Depreciation and Amortization	(17,890)	(16,364)

Total Property and Equipment, net	$5,306	$5,253

Total depreciation and amortization expense amounted to $1.6 million in fiscal year 2012, $1.5 million in fiscal year 2011 and $1.3 million in fiscal year 2010.

NOTE 3 — DEBT

Description.    Transcat, through its credit agreement (the “Credit Agreement”), which matures in January 2014, has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”). As of March 31, 2012, $15.0 million was available under the Credit Agreement, of which $3.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs.     Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (the “Base Rate”), as defined in the Credit Agreement, or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Base Rate and the LIBOR rate as of March 31, 2012 were 3.3% and 0.2%, respectively. The Company’s interest rate for fiscal year 2012 ranged from 1.1% to 3.3%.

Covenants.     The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout fiscal year 2012.

Other Terms.     The Company has pledged all of its U.S. tangible and intangible personal property and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 — INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statements of Operations is as follows:

	FY 2012	FY 2011	FY 2010
United States	$5,679	$4,483	$2,289
Foreign	(433)	(1)	(6)

Total	$5,246	$4,482	$2,283

The net provision for income taxes for fiscal years 2012, 2011 and 2010 is as follows:

	FY 2012	FY 2011	FY 2010
Current Tax Provision:
Federal	$1,685	$1,402	$710
State	168	154	87

	1,853	1,556	797

Deferred Tax Provision (Benefit):
Federal	117	133	34
State	(26)	5	1

	91	138	35

Provision for Income Taxes	$1,944	$1,694	$832

A reconciliation of the income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations is as follows:

	FY 2012	FY 2011	FY 2010
Federal Income Tax at Statutory Rate	$1,784	$1,524	$776
State Income Taxes, net of Federal benefit	210	179	91
Other, net	(50)	(9)	(35)

Total	$1,944	$1,694	$832

The components of the net deferred tax assets (liabilities) are as follows:

	March 31, 2012	March 26, 2011
Current Deferred Tax Assets:
Accrued Liabilities	$306	$276
Performance-Based Grants	476	131
Other	259	224

Total Current Deferred Tax Assets	1,041	631

Non-Current Deferred Tax (Liabilities) Assets:
Stock-Based Compensation	794	807
Foreign Tax Credits (expiring through March 2018)	36	394
Depreciation	(475)	(506)
Goodwill and Intangible Assets	(1,129)	(905)
Other Liabilities	377	268
Other	258	238

Total Non-Current Deferred Tax (Liabilities) Assets	(139)	296

Net Deferred Tax Assets	$902	$927

Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary. The Company considers undistributed earnings, if any, as permanently reinvested in the subsidiary. Therefore, the determination of a deferred tax liability on unremitted earnings would not be practicable because such liability, if any, would depend on circumstances existing if and when remittance occurs. At March 31, 2012, there were no undistributed earnings.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for the tax years 2008 and prior, by state tax authorities for the tax years 2007 and prior, and by Canadian tax authorities for the tax years 2002 and prior. There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

During fiscal years 2012, 2011 and 2010, the Company recognized no adjustments for material uncertain tax benefits and expects no material changes to unrecognized tax positions within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2012, 2011 and 2010 or were accrued at March 31, 2012 and March 26, 2011.

NOTE 5 — EMPLOYEE BENEFIT PLANS

Defined Contribution Plan.     All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided certain qualifications are met.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were $0.4 million in fiscal year 2012 and $0.3 million in fiscal year 2011. The Company temporarily suspended matching contributions to the 401K Plan for fiscal year 2010.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Board of Directors. The Company made no profit sharing contributions in fiscal years 2012, 2011 and 2010.

Non-Qualified Deferred Compensation Plan.     Effective April 1, 2011, the Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal year 2012, the Company made matching contributions of less than $0.1 million. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of general creditors. The liability for compensation deferred under the NQDC Plan was $0.2 million as of March 31, 2012 and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Postretirement Health Care Plans.     The Company has two defined benefit postretirement health care plans. One plan provides limited reimbursement to eligible non-officer participants for the cost of individual medical insurance coverage purchased by the participant following qualifying retirement from employment with the Company (the “Non-Officer Plan”). During fiscal year 2012, the Non-Officer Plan was discontinued with future benefits being paid only to employees who had met the plan’s eligibility requirements on or before March 31, 2012. The other plan provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the postretirement benefit obligation is as follows:

	FY 2012	FY 2011
Postretirement benefit obligation, at beginning of fiscal year	$706	$651
Service cost	127	134
Interest cost	40	39
Benefits paid	(12)	(20)
Actuarial loss (gain)	71	(98)
Curtailment gain	(152)	—

Postretirement benefit obligation, at end of fiscal year	780	706
Fair value of plan assets, at end of fiscal year	—	—

Funded status, at end of year	$(780)	$(706)

Accumulated postretirement benefit obligation, at end of fiscal year	$780	$706

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2012	FY 2011	FY 2010
Net periodic postretirement benefit cost:
Service cost	$127	$134	$85
Interest cost	40	39	33
Amortization of prior service cost	13	13	13

	180	186	131

Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(13)	(13)	(13)
Net loss (gain)	65	(108)	77

	52	(121)	64

Total recognized in net periodic benefit cost and other comprehensive income	$232	$65	$195

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$258	$206	$327

The prior service cost was amortized on a straight-line basis over the average remaining service period of active participants for the Non-Officer Plan and is amortized over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during fiscal year 2013 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic benefit cost were as follows:

	March 31, 2012	March 26, 2011	March 27, 2010
Weighted average discount rate	4.7%	5.8%	6.1%
Medical care cost trend rate:
Trend rate assumed for next year	8.5%	8.5%	8.5%
Ultimate trend rate	5.0%	5.0%	5.0%
Year that rate reaches ultimate trend rate	2020	2019	2018
Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%	5.0%

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

Fiscal Year	Amount
2013	$49
2014	54
2015	61
2016	58
2017	62
Thereafter	496

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation and the annual net periodic cost by less than $0.1 million. A one percentage point decrease in the healthcare cost trend would decrease the accumulated postretirement benefit obligation and the annual net periodic cost by less than $0.1 million.

NOTE 6 — STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 31, 2012, the number of shares available for future grant under the 2003 Plan totaled 0.1 million.

In addition, Transcat maintained a warrant plan for directors (the “Directors’ Warrant Plan”). Under the Directors’ Warrant Plan, as amended, warrants were granted to non-employee directors to purchase common stock at the fair market value at the date of grant. All warrants authorized for issuance pursuant to the Directors’ Warrant Plan have been granted and as of March 31, 2012, no warrants were outstanding.

Restricted Stock:     During fiscal years 2012, 2011, 2010 and the fiscal year ended March 28, 2009 (“fiscal year 2009”), the Company granted performance-based restricted stock awards as a primary component of executive compensation. The awards vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions. At March 31, 2012, the Company achieved 75% of the target level for the performance-based restricted stock awards granted in fiscal year 2010 and estimated the probability of achievement for the performance-based restricted stock awards granted in fiscal years 2012 and 2011 to be 100% and 75% of the target levels, respectively. The performance-based restricted stock awards granted in fiscal year 2009 did not vest on March 26, 2011, as the performance condition related to these awards was not achieved. Total expense relating to performance-based restricted stock awards, based on grant date fair value and the achievement criteria, was $0.3 million in fiscal year 2012 and less than $0.1 million in each of the fiscal years 2011 and 2010. Unearned compensation totaled $0.3 million as of March 31, 2012.

On April 4, 2011, the Company granted restricted stock awards, which vested immediately, to its officers and certain key employees. Total expense related to these restricted stock awards, based on grant date fair value, was $0.1 million in fiscal year 2012.

Stock Options:     Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of March 28, 2009	665	$5.70
Granted	10	6.55
Cancelled/Forfeited	(1)	2.89

Outstanding as of March 27, 2010	674	5.72
Exercised	(16)	3.25
Cancelled/Forfeited	(4)	7.17

Outstanding as of March 26, 2011	654	5.77
Exercised	(57)	3.98

Outstanding as of March 31, 2012	597	5.94	5	$4,284

Exercisable as of March 31, 2012	577	5.91	5	4,157

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2012 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 31, 2012. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 31, 2012 was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year. The aggregate intrinsic value of stock options exercised in fiscal years 2012 and 2011 was $0.5 million and less than $0.1 million, respectively. Cash receipts from the exercise of options in fiscal year 2012 was $0.2 million and was less than $0.1 million in fiscal year 2011. In fiscal year 2010, there were no stock options exercised.

The following table presents options outstanding and exercisable as of March 31, 2012:

	Options Outstanding			Options Exercisable
	Number of Shares	Weighted Average Remaining Contractual Term (in Years)	Weighted Average Exercise Price per Share	Number of Shares	Weighted Average Exercise Price per Share
Range of Exercise Prices:
$2.20-$3.50	86	2	$2.62	86	$2.62
$3.51-$5.00	52	3	4.31	52	4.31
$5.01-$6.50	194	5	5.57	194	5.57
$6.51-$7.72	265	5	7.60	245	7.68

Total	597	5	5.94	577	5.91

Warrants:     The following table summarizes the Company’s warrants for fiscal years 2012, 2011 and 2010:

	Number of Shares	Weighted Average Exercise Price per Share
Outstanding as of March 28, 2009	63	$4.28
Exercised	(18)	3.19
Cancelled/Forfeited	(4)	2.88

Outstanding as of March 27, 2010	41	4.89
Exercised	(20)	4.26
Cancelled/Forfeited	(4)	4.26

Outstanding as of March 26, 2011	17	5.80
Exercised	(17)	5.80

Outstanding as of March 31, 2012	—	—

The aggregate intrinsic value of warrants exercised in each of the fiscal years 2012 and 2010 was $0.1 million and was less than $0.1 million in fiscal year 2011. Cash received from the exercise of warrants was less than $0.1 million in each of fiscal years 2012, 2011 and 2010.

NOTE 7 — SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution Products (“Product”) and Calibration Services (“Service”). The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2012, 2011 and 2010:

	FY 2012	FY 2011	FY 2010
Net Revenue:
Product	$73,614	$59,862	$53,143
Service	36,406	31,324	27,918

Total	110,020	91,186	81,061

Gross Profit:
Product	18,504	15,366	12,442
Service	8,620	7,932	6,852

Total	27,124	23,298	19,294

Operating Expenses:
Product(1)	12,901	10,971	10,155
Service(1)	8,795	7,740	6,758

Total	21,696	18,711	16,913

Operating Income	5,428	4,587	2,381

Unallocated Amounts:
Other Expense, net	182	105	98
Provision for Income Taxes	1,944	1,694	832

Total	2,126	1,799	930

Net Income	$3,302	$2,788	$1,451

Total Assets:
Product	$25,531	$25,470	$20,969
Service	16,428	13,284	11,938
Unallocated	3,018	2,606	2,806

Total	$44,977	$41,360	$35,713

	FY 2012	FY 2011	FY 2010
Depreciation and Amortization(2):
Product	$787	$673	$742
Service	1,850	1,377	1,136
Unallocated	259	243	202

Total	$2,896	$2,293	$2,080

Capital Expenditures:
Product	$73	$31	$25
Service	1,017	1,282	767
Unallocated	301	334	336

Total	$1,391	$1,647	$1,128

Geographic Data:
Net Revenues to Unaffiliated Customers(3):
United States(4)	$99,848	$81,666	$72,595
Canada	7,324	6,698	5,872
Other International	2,848	2,822	2,594

Total	$110,020	$91,186	$81,061

Long-Lived Assets:
United States(4)	$5,081	$5,087	$4,059
Canada	225	166	104

Total	$5,306	$5,253	$4,163

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)	Including amortization of catalog costs.

(3)	Net revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.

(4)	United States includes Puerto Rico.

NOTE 8 — COMMITMENTS

Leases:    Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense was approximately $1.6 million in fiscal year 2012, $1.4 million in fiscal year 2011 and $1.3 million in fiscal year 2010. The minimum future annual rental payments under the non-cancelable leases at March 31, 2012 are as follows (in millions):

Fiscal Year
2013	$1.4
2014	1.1
2015	0.9
2016	0.8
2017	0.3
Thereafter	1.2

Total minimum lease payments	$5.7

NOTE 9 — ACQUISITIONS

On March 29, 2009, the Company adopted Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, now codified as Accounting Standards Codification Topic 805, Business Combinations. This statement, which is applied prospectively upon adoption, established principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; requires the need to recognize contingent consideration at fair value on the acquisition date; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The statement also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination.

As part of its growth strategy, the Company has engaged in a number of business acquisitions. During fiscal years 2012, 2011 and 2010, Transcat completed the following acquisitions:

•

On September 8, 2011, the Company, through Transcat Acquisition, acquired the calibration services division of Newark Corporation, a provider of calibration and repair services to customers located primarily in Arizona, Colorado and Tennessee.

•	On April 5, 2011, the Company acquired substantially all of the assets of CMC Instrument Services, Inc., a Rochester, New York-based provider of dimensional calibration and repair services.

•

On January 11, 2011, Transcat, through WTT Acquisition, acquired substantially all of the assets of Wind Turbine Tools, Inc. and affiliated entities (“WTT”). WTT, located in Lincoln, Montana, is a premier provider of wind energy industry product tool kit solutions, technical assistance, torque calibration and hydraulic services.

•

On November, 1, 2010, Transcat, through Transmation (Canada) Inc., acquired certain assets of the service division of ACA TMetrix Inc. (“TMetrix”). TMetrix provides calibration and repair services throughout Canada and is located in Mississauga, Ontario.

•

On January 27, 2010, Transcat, through USEC Acquisition, acquired United Scale & Engineering Corporation, a supplier and servicer of industrial scales and weighing systems to customers located primarily in Wisconsin, Northern Illinois and Upper Michigan.

The acquisitions were accounted for using the acquisition method of accounting. The results of operations of the acquired businesses are included in Transcat’s consolidated operating results as of the date the businesses were acquired. Pro forma information as of the beginning of the period presented and the operating results of the businesses since the date of acquisition have not been disclosed as the acquisitions were not considered significant.

The total purchase price paid for these businesses was approximately $3.1 million in fiscal year 2012, approximately $3.4 million in fiscal year 2011 and approximately $2.0 million in fiscal year 2010. The excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired was allocated to goodwill and totaled $1.7 million in fiscal year 2012, $1.6 million in fiscal year 2011 and $1.0 million in fiscal year 2010. In addition, the Company allocated a portion of the purchase price to identifiable intangible assets of the acquired businesses, namely customer bases. In fiscal years 2012, 2011 and 2010, the Company allocated $1.2 million, $1.0 million and $0.3 million, respectively, to intangible assets. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of 10 years. Goodwill and the intangible assets relating to fiscal year 2012 and 2011 acquisitions are deductible for tax purposes. Goodwill and the intangible assets relating to the fiscal year 2010 acquisition are not deductible for tax purposes. Acquisition costs of $0.2 million in each of the fiscal years 2012, 2011 and 2010 were recorded as incurred as an administrative expense in the Consolidated Statement of Operations.

In connection with certain of these acquisitions, as well as certain acquisitions consummated prior to fiscal year 2010, the Company entered into earn out agreements with the former owners of the acquired businesses. These agreements entitle the former owners to receive earn out payments subject to continued employment and certain post-closing financial targets, as defined in the agreements. Payments earned and recorded as compensation expense in the Consolidated Statements of Operations totaled $0.2 million in fiscal year 2012 and $0.1 million in each of the fiscal years 2011 and 2010. As of March 31, 2012, unpaid earn out consideration was less than $0.1 million and was included in other current liabilities in the Consolidated Balance Sheet.

In addition, certain of these business acquisitions contain holdback provisions, as defined in the respective purchase agreements. The Company accrues contingent consideration relating to the holdback provisions based on their estimated fair value as of the date of acquisition. The Company paid less than $0.1 million in contingent consideration in each of the fiscal years 2012 and 2011. In fiscal year 2010, the Company paid $1.1 million in contingent consideration. Contingent consideration unpaid as of March 31, 2012 was less than $0.1 million and is included in other current liabilities in the Consolidated Balance Sheet.

NOTE 10 — QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2012 and 2011:

	Net Revenues	Gross Profit	Net Income	Basic Earnings per Share(a)	Diluted Earnings per Share(a)
FY 2012:
Fourth Quarter	$30,772	$7,885	$1,207	$0.16	$0.16
Third Quarter	28,460	6,788	1,024	0.14	0.13
Second Quarter	25,183	6,153	746	0.10	0.10
First Quarter	25,605	6,298	325	0.04	0.04

FY 2011:
Fourth Quarter	$25,757	$6,930	$1,086	$0.15	$0.14
Third Quarter	23,881	6,052	897	0.12	0.12
Second Quarter	20,920	4,958	527	0.07	0.07
First Quarter	20,628	5,358	278	0.04	0.04

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, warrants and non-vested restricted stock, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

TRANSCAT, INC.

SCHEDULE II: VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at the Beginning of the Year	Expense (Income) Realized in Consolidated Statements of Operations	Additions (Reductions) to Allowance/ Reserve	Balance at the End of the Year
Allowance for Doubtful Accounts:
FY 2012	$73	$66	$(40)	$99
FY 2011	82	85	(94)	73
FY 2010	75	85	(78)	82
Reserve for Inventory Loss:
FY 2012	$520	$85	$120	$725
FY 2011	347	(41)	214	520
FY 2010	223	31	93	347

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including the principal executive officer and the principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 31, 2012.

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

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2012 Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2012 fiscal year end.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2012 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2012 fiscal year end.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2012 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2012 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 31, 2012:

Equity Compensation Plan Information

(In Thousands, Except Per Share Amounts)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	741	(1)	$4.79	146
Equity compensation plans not approved by security holders	—		—	—

Total	741		$4.79	146

(1)	Includes performance-based restricted stock awards granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 of our Consolidated Financial Statements in Item 8 of Part II.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2012 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2012 fiscal year end.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2012 Annual Meeting of Shareholders under the heading “Ratification of Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2012 fiscal year end.

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

TRANSCAT, INC.

Date: June 20, 2012	By:	/s/ Charles P. Hadeed
Charles P. Hadeed
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
June 20, 2012	/s/ Charles P. Hadeed Charles P. Hadeed	Director, President and Chief Executive Officer (Principal Executive Officer)
June 20, 2012	/s/ John J. Zimmer John J. Zimmer	Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
June 20, 2012	/s/ Carl E. Sassano Carl E. Sassano	Chairman of the Board of Directors
June 20, 2012	/s/ Francis R. Bradley Francis R. Bradley	Director
June 20, 2012	/s/ Richard J. Harrison Richard J. Harrison	Director
June 20, 2012	/s/ Nancy D. Hessler Nancy D. Hessler	Director
June 20, 2012	/s/ Paul D. Moore Paul D. Moore	Director
June 20, 2012	/s/ Harvey J. Palmer Harvey J. Palmer	Director
June 20, 2012	/s/ Alan H. Resnick Alan H. Resnick	Director
June 20, 2012	/s/ John T. Smith John T. Smith	Director

INDEX TO EXHIBITS

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession
Not applicable.
(3)	Articles of Incorporation and Bylaws
	3.1	The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
	*3.1	Certificate of Amendment to Articles.
	3.2	Code of Regulations, as amended through October 26, 2009, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 29, 2009.
(4)	Instruments defining the rights of security holders, including indentures
Not applicable.
(9)	Voting trust agreement
Not applicable.
(10)	Material contracts
	#10.1	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
	#10.2	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.
	#10.3	Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.
	#10.4	Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Appendix D to the Company’s definitive proxy statement filed on July 10, 2006 in connection with the 2006 Annual Meeting of Shareholders.
	#10.5	Form of Award Notice for Performance-Based Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.
	#10.6	Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.
	10.7	Credit Agreement dated as of November 21, 2006 by and between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006.
	10.8	Amendment Number One to Credit Agreement dated as of August 14, 2008 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
	10.9	Amendment No. 2 to Credit Agreement dated February 26, 2010 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010.
	10.10	Amendment Number Three to Credit Agreement dated as of January 15, 2011 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2011.

	10.11	Lease Addendum between Gallina Development Corporation and Transcat, Inc. dated June 2, 2008 is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.
	#10.12	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective January 1, 2010) is incorporated herein by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010.
	10.13	Transcat, Inc. Post-Retirement Benefit Plan for Non-Officer Employees (Amended and Restated Effective January 1, 2010) is incorporated herein by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010.
	#10.14	Certain compensation information for Charles P. Hadeed, President, Chief Executive Officer and Chief Operating Officer of the Company, John J. Zimmer, Vice President of Finance and Chief Financial Officer of the Company, and John P. Hennessey, Vice President of Sales and Marketing of the Company is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on April 8, 2011.
	#10.15	Certain compensation information for Lee D. Rudow, Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 4, 2011.
	#10.16	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.
	*10.17	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended.
	#10.18	Agreement for Severance Upon Change in Control by and between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2011.
	*#10.19	Agreement for Severance Upon Change in Control by and between Transcat, Inc. and Charles P. Hadeed, as amended and restated, dated as of May 7, 2012.
(11)	Statement re computation of per share earnings
Computation can be clearly determined from the Consolidated Statements of Operations included in this Form 10-K as Item 8.
(12)	Statement re computation of ratios
Not applicable.
(13)	Annual report to security holders, Form 10-Q or quarterly report to security holders
Not applicable.
(14)	Code of Ethics
Not applicable.
(16)	Letter re change in certifying accountant
	16.1	Letter from BDO USA, LLP to the Securities and Exchange Commission dated September 19, 2011 is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on September 21, 2011.
(18)	Letter re change in accounting principles
Not applicable.
(21)	Subsidiaries of the registrant
	*21.1	Subsidiaries
(22)	Published report regarding matters submitted to a vote of security holders
Not applicable.

(23)	Consents of experts and counsel
	*23.1	Consent of Freed Maxick CPAs, P.C.
	*23.2	Consent of BDO USA, LLP
(24)	Power of Attorney
Not applicable.
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
	*32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
** 101.INS XBRL Instance Document
** 101.SCH XBRL Taxonomy Extension Schema Document
** 101.CAL XBRL Taxonomy Extension Calculation Linkbase Document
** 101.DEF XBRL Taxonomy Extension Definition Linkbase Document
** 101.LAB XBRL Taxonomy Extension Label Linkbase Document
** 101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit filed with this report.

#	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.