Form 10-Q
period 2012-06-30
TRANSCAT INC
filed 2012-08-10
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 30, 2012

or

[  ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [x]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 6, 2012 was 7,409,652.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 30, 2012	June 25, 2011

Product Sales	$16,365	$17,182
Service Revenue	8,732	8,423
Net Revenue	25,097	25,605

Cost of Products Sold	12,155	12,914
Cost of Services Sold	6,735	6,393
Total Cost of Products and Services Sold	18,890	19,307

Gross Profit	6,207	6,298

Selling, Marketing and Warehouse Expenses	3,441	3,626
Administrative Expenses	2,172	2,102
Total Operating Expenses	5,613	5,728

Operating Income	594	570

Interest and Other Expense, net	47	45

Income Before Income Taxes	547	525
Provision for Income Taxes	186	200

Net Income	$361	$325

Basic Earnings Per Share	$0.05	$0.04
Average Shares Outstanding	7,375	7,277

Diluted Earnings Per Share	$0.05	$0.04
Average Shares Outstanding	7,681	7,608

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 30, 2012	June 25, 2011

Net Income	$361	$325

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(5)	(2)
Unrecognized Prior Service Cost, net of tax	(82)	3
Unrealized Loss on Other Assets, net of tax	(4)	-
	(91)	1

Comprehensive Income	$270	$326

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 30, 2012	March 31, 2012
ASSETS
Current Assets:
Cash	$44	$32
Accounts Receivable, less allowance for doubtful accounts of $97 and $99 as of June 30, 2012 and March 31, 2012, respectively	11,905	13,800
Other Receivables	1,041	845
Inventory, net	7,224	6,396
Prepaid Expenses and Other Current Assets	1,067	1,064
Deferred Tax Asset	857	1,041
Total Current Assets	22,138	23,178
Property and Equipment, net	5,426	5,306
Goodwill	13,384	13,390
Intangible Assets, net	2,265	2,449
Deferred Tax Asset	315	-
Other Assets	849	654
Total Assets	$44,377	$44,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,248	$7,516
Accrued Compensation and Other Liabilities	2,873	5,171
Income Taxes Payable	219	366
Total Current Liabilities	9,340	13,053
Long-Term Debt	5,852	3,365
Deferred Tax Liability	-	139
Other Liabilities	1,382	1,042
Total Liabilities	16,574	17,599

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,905,461 and 7,840,994 shares issued as of June 30, 2012 and March 31, 2012, respectively; 7,406,679 and 7,341,007 shares outstanding as of June 30, 2012 and March 31, 2012, respectively	3,953	3,920
Capital in Excess of Par Value	10,932	10,810
Accumulated Other Comprehensive Income	357	448
Retained Earnings	14,755	14,394
Less: Treasury Stock, at cost, 498,782 shares	(2,194)	(2,194)
Total Shareholders' Equity	27,803	27,378
Total Liabilities and Shareholders' Equity	$44,377	$44,977

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited) First Quarter Ended
	June 30, 2012	June 25, 2011
Cash Flows from Operating Activities:
Net Income	$361	$325
Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities:
Deferred Income Taxes	(218)	(8)
Depreciation and Amortization	600	670
Provision for Accounts Receivable and Inventory Reserves	70	66
Stock-Based Compensation Expense	75	258
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,662	(297)
Inventory	(808)	(1,028)
Prepaid Expenses and Other Assets	(346)	(163)
Accounts Payable	(1,254)	213
Accrued Compensation and Other Liabilities	(2,089)	(543)
Income Taxes Payable	(147)	(58)
Net Cash Used in Operating Activities	(2,094)	(565)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(453)	(610)
Business Acquisition	-	(125)
Net Cash Used in Investing Activities	(453)	(735)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	2,487	1,296
Payments on Other Debt Obligations	-	(6)
Payments of Contingent Consideration	(14)	(58)
Issuance of Common Stock	80	70
Excess Tax Benefits Related to Stock-Based Compensation	-	6
Net Cash Provided by Financing Activities	2,553	1,308

Effect of Exchange Rate Changes on Cash	6	2

Net Increase in Cash	12	10
Cash at Beginning of Period	32	32
Cash at End of Period	$44	$42

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$22	$18
Income Taxes, net	$553	$262
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$-	$100

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par	Accumulated Other Comprehensive	Retained	Treasury Stock Outstanding at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 31, 2012	7,840	$3,920	$10,810	$448	$14,394	499	$(2,194)	$27,378
Issuance of Common Stock	13	7	73					80
Stock-Based Compensation	52	26	49					75
Other Comprehensive Loss				(91)				(91)
Net Income					361			361

Balance as of June 30, 2012	7,905	$3,953	$10,932	$357	$14,755	499	$(2,194)	$27,803

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or the “Company”) is a distributor of professional grade handheld test, measurement and control instruments and accredited provider of calibration, repair, inspection and other compliance services primarily for pharmaceutical and FDA-regulated, industrial manufacturing, energy and utilities, chemical manufacturing and other industries.

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included.  The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year.  The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 31, 2012 (“fiscal year 2012”) contained in the Company’s 2012 Annual Report on Form 10-K filed with the SEC.

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan are included as a component of other assets (non-current) on the Consolidated Balance Sheets, consist of mutual funds and are valued based on quoted market prices in active markets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During the first quarter of the fiscal year ending March 30, 2013 (“fiscal year 2013”) and fiscal year 2012, the Company recorded non-cash stock-based compensation cost of less than $0.1 million and $0.3 million, respectively, in the Consolidated Statements of Operations.

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

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was less than $0.1 million in the first quarter of fiscal years 2013 and 2012.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal years 2013 and 2012, was recognized as a component of other expense in the Consolidated Statements of Operations.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On June 30, 2012, the Company had a foreign exchange contract, which matured in July 2012, outstanding in the notional amount of $1.6 million. The Company does not use hedging arrangements for speculative purposes.

Earnings Per Share:  Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share of common stock reflect the assumed conversion of stock options and unvested restricted stock awards using the treasury stock method in periods in which they have a dilutive effect.  In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and unvested restricted stock and the related tax benefits are considered to have been used to purchase shares of common stock at the average market prices during the period.  The resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 30, 2012	June 25, 2011
Average Shares Outstanding – Basic	7,375	7,277
Effect of Dilutive Common Stock Equivalents	306	331
Average Shares Outstanding – Diluted	7,681	7,608
Anti-dilutive Common Stock Equivalents	428	475

Subsequent Event:  On July 16, 2012, the Company acquired Anacor Compliance Services, Inc., a nationally-recognized provider of specialized analytical, calibration, compliance and validation services to the life sciences sector including biotechnology, medical device and pharmaceutical industries.  The acquisition is not considered material.

NOTE 2 – DEBT

Description:  Transcat, through its credit agreement (the “Credit Agreement”) which matures in January 2014, has a revolving credit facility in the amount of $15.0 million (the “Revolving Credit Facility”).  As of June 30, 2012, $15.0 million was available under the Credit Agreement, of which $5.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs:  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either a base rate (the “Base Rate”), as defined in the Credit Agreement, or the London Interbank Offered Rate (“LIBOR”), in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility.  Interest and commitment fees are adjusted on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement.  The Base Rate and the LIBOR as of June 30, 2012 were 3.3% and 0.2%, respectively.  The Company’s interest rate for the first quarter of fiscal year 2013 ranged from 1.1% to 2.8%.

Covenants:  The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2013.

Other Terms:  The Company has pledged all of its U.S. tangible and intangible personal property and a majority of the common stock of its wholly-owned subsidiary, Transmation (Canada) Inc., as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock and stock options to directors, officers and key employees at the fair market value at the date of grant.  At June 30, 2012, the number of shares available for future grant under the 2003 Plan totaled 0.1 million.

Restricted Stock:  The Company grants performance-based restricted stock awards as a primary component of executive compensation.  The awards generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.

Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant date fair market value of the award that coincides with the actual outcome of the performance conditions.  On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions.  The Company achieved 75% of the target level for the performance-based restricted stock awards granted in the fiscal year ended March 27, 2010 (“fiscal year 2010”) and as a result, issued 52 thousand shares of common stock to executive officers during the first quarter of fiscal year 2013.  At June 30, 2012, the Company estimated the probability of achievement for the awards granted in fiscal years 2013 and 2012 to be 100% of the target levels and 75% of the target levels for the awards granted in the fiscal year ended March 26, 2011 (“fiscal year 2011”).  Total expense relating to performance-based restricted stock awards, based on grant date fair value and the estimated probability of achievement, was less than $0.1 million in the first quarter of fiscal years 2013 and 2012.  Unearned compensation totaled $0.8 million as of June 30, 2012.

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

The following table summarizes the Company’s options as of and for the first quarter ended June 30, 2012:

	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2012	597	$5.94
Granted	-	-
Exercised	(10)	4.03
Cancelled/Forfeited	(20)	6.65
Outstanding as of June 30, 2012	567	5.95	4	$516
Exercisable as of June 30, 2012	560	5.94	4	516

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2013 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 30, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of June 30, 2012 was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year.  The aggregate intrinsic value of stock options exercised in the first quarter of fiscal year 2013 was less than $0.1 million.  Cash received from the exercise of options in the first quarter of fiscal year 2013 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments:  Distribution Products (“Product”) and Calibration Services (“Service”).  The Company has no inter-segment sales.  The following table presents segment information for the first quarters ended June 30, 2012 and June 25, 2011:

	First Quarter Ended
	June 30, 2012	June 25, 2011
Net Revenue:
Product Sales	$16,365	$17,182
Service Revenue	8,732	8,423
Total	25,097	25,605

Gross Profit:
Product	4,210	4,268
Service	1,997	2,030
Total	6,207	6,298

Operating Expenses:
Product (1)	3,358	3,447
Service (1)	2,255	2,281
Total	5,613	5,728

Operating Income	594	570

Unallocated Amounts:
Interest and Other Expense, net	47	45
Provision for Income Taxes	186	200
Total	233	245

Net Income	$361	$325

(1) Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – ACQUISITIONS

In connection with certain of its business acquisitions, the Company entered into earn out agreements with the former owners of the acquired businesses.  These agreements entitle the former owners to receive earn out payments subject to continued employment and certain post-closing financial targets, as defined in the agreements.  During the first quarter of fiscal year 2012, payments totaling $0.1 million were earned and recorded as compensation expense in the Consolidated Statements of Operations.  There were no amounts earned in the first quarter of fiscal year 2013.  Earn out consideration unpaid as of June 30, 2012 totaled less than $0.1 million and was included in other current liabilities in the Consolidated Balance Sheet.

In addition, certain of these business acquisitions contain holdback provisions, as defined in the respective purchase agreements.  The Company accrues contingent consideration relating to the holdback provisions based on their estimated fair value as of the date of acquisition.  During the first quarter of fiscal years 2013 and 2012, the Company paid less than $0.1 million in contingent consideration.  There was no unpaid contingent consideration as of June 30, 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:  This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”).  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast.  Therefore, our actual results and outcomes may materially differ from those expressed or forecasted in any such forward-looking statements.  When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference.  New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us.  For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 31, 2012.  We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Stock-Based Compensation:  We measure the cost of services received in exchange for all equity awards granted, including stock options and restricted stock, based on the fair market value of the award as of the grant date.  We record compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  We did not capitalize any stock-based compensation costs as part of an asset.  We estimate forfeiture rates based on our historical experience.

We grant performance-based restricted stock awards as a primary component of executive compensation.  The awards generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.  Compensation cost ultimately recognized for these performance-based restricted stock awards will equal the grant-date fair market value of the award that coincides with the actual outcome of the performance conditions.  On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions.  We achieved 75% of the target level for the performance-based restricted stock awards granted in fiscal year 2010 and as a result, issued 52 thousand shares of common stock to executive officers during the first quarter of fiscal year 2013.  At June 30, 2012, we estimated the probability of achievement for the awards granted in fiscal years 2013 and 2012 to be 100% of the target levels and 75% of the target levels for the awards granted in fiscal year 2011.

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

RESULTS OF OPERATIONS

The following table presents, for the first quarter of fiscal years 2013 and 2012, the components of our Consolidated Statements of Operations:

	(Unaudited)
	First Quarter Ended
	June 30,	June 25,
	2012	2011
Gross Profit Percentage:
Product Gross Profit	25.7%	24.8%
Service Gross Profit	22.9%	24.1%
Total Gross Profit	24.7%	24.6%

As a Percentage of Total Net Revenue:
Product Sales	65.2%	67.1%
Service Revenue	34.8%	32.9%
Total Net Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	13.7%	14.2%
Administrative Expenses	8.7%	8.2%
Total Operating Expenses	22.3%	22.4%

Operating Income	2.4%	2.2%

Interest and Other Expense, net	0.2%	0.1%

Income Before Income Taxes	2.2%	2.1%
Provision for Income Taxes	0.8%	0.8%

Net Income	1.4%	1.3%

FIRST QUARTER ENDED JUNE 30, 2012 COMPARED TO FIRST QUARTER ENDED JUNE 25, 2011 (dollars in thousands):

Revenue:

	First Quarter Ended
	June 30,	June 25,
	2012	2011
Net Revenue:
Product Sales	$16,365	$17,182
Service Revenue	8,732	8,423
Total	$25,097	$25,605

Net revenue decreased $0.5 million, or 2.0%, from the first quarter of fiscal year 2012 to the first quarter of fiscal year 2013.

Our product net sales accounted for 65.2% of our total net revenue in the first quarter of fiscal year 2013 and 67.1% of our total net revenue in the first quarter of fiscal year 2012.  Product segment sales decreased $0.8 million, or 4.8%, in the first quarter of fiscal year 2013, primarily due to sluggish economic conditions and compared with unusually strong product sales in the first quarter of fiscal year 2012.  Direct sales to end users and sales to resellers were down in the first quarter of fiscal year 2013.  Our fiscal years 2013 and 2012 product sales growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2013	FY 2012
	Q1	Q4	Q3	Q2	Q1
Product Sales (Decline) Growth	(4.8%)	19.2%	17.0%	26.0%	32.4%

Our average product sales per business day decreased to $260 in the first quarter of fiscal year 2013 compared with $268 in the first quarter of fiscal year 2012.  Our product sales per business day for each quarter during the fiscal years 2013 and 2012 are as follows:

	FY 2013	FY 2012
	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$260	$295	$308	$269	$268

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Our total pending product shipments for the first quarter of fiscal year 2013 decreased by $0.2 million, or 6.5%, from the first quarter of fiscal year 2012.  This decrease was primarily driven by reduced backorders and fewer pending shipments requiring management review.  Overall, variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  The following table presents the percentage of total pending product shipments that are backorders at the end of the first quarter of fiscal year 2013 and our historical trend of total pending product shipments:

	FY 2013	FY 2012
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,806	$2,670	$3,572	$3,368	$3,002
% of Pending Product Shipments
that are Backorders	68.8%	70.9%	65.6%	73.6%	67.9%

Service revenue increased $0.3 million, or 3.7%, from the first quarter of fiscal year 2012 to the first quarter of fiscal year 2013.  The growth can be attributed to incremental revenue associated with recent business acquisitions, partially offset by the loss of $0.3 million in low margin revenue from services we were outsourcing for a customer.  The remainder of our organic Service segment revenue and volume were essentially flat when compared with the first quarter of fiscal 2012.  Within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of reasons.  Among those reasons are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service segment revenue for the twelve months ended June 30, 2012 were $36.7 million, up 14.4% when compared with $32.1 million for the twelve months ended June 25, 2011.  Our fiscal years 2013 and 2012 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2013	FY 2012
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	3.7%	20.1%	24.0%	10.3%	10.1%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines.  Accordingly, over the long-term, we expect to outsource 15% to 20% of Service segment revenue to third party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages.  We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances.  The following table presents the source of our Service segment revenue and the percent of Service segment revenue for each quarter during fiscal years 2013 and 2012:

	FY 2013	FY 2012
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	79.1%	80.5%	77.9%	79.0%	77.7%
Outsourced	18.3%	16.7%	19.7%	18.5%	19.8%
Freight Billed to Customers	2.6%	2.8%	2.4%	2.5%	2.5%
	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	First Quarter Ended
	June 30,	June 25,
	2012	2011
Gross Profit:
Product	$4,210	$4,268
Service	1,997	2,030
Total	$6,207	$6,298

Total gross profit dollars in the first quarter of fiscal year 2013 decreased $0.1 million, or 1.4%, from the first quarter of fiscal year 2012.  Total gross margin in the first quarter of fiscal year 2013 increased 10 basis points from the first quarter of fiscal year 2012.

We evaluate product gross profit from two perspectives.  Channel gross profit includes net sales less the direct cost of inventory sold.  Our total product gross profit includes channel gross profit as well as the impact of vendor rebates, cooperative advertising income, freight billed to customers, freight expenses and direct shipping costs.  In general, our product gross margin can vary based upon the mix of products sold, price discounting and the timing of periodic vendor rebates and cooperative advertising income received from suppliers.

Product segment gross profit declined 1.4% to $4.2 million in the first quarter of fiscal year 2013 compared to the first quarter of fiscal year 2012.  As a percent of net sales, gross profit improved to 25.7% in the first quarter of fiscal year 2013 compared with 24.8% in the first quarter of fiscal year 2012.  The gross margin expansion was the result of increased cooperative advertising income. The following table reflects the quarterly historical trend of our product gross margin as a percent of total product sales:

	FY 2013	FY 2012
	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	22.7%	23.3%	22.5%	23.1%	23.0%
Total Product Gross Margin (2)	25.7%	24.7%	25.6%	25.4%	24.8%

(1) Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2) Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Service segment gross profit was $2.0 million in the first quarter of fiscal years 2013 and 2012.  Service segment gross margin decreased 120 basis points over the same time period in the prior fiscal year to 22.9% as a result of revenue growth from acquisitions rather than organic sales efforts.  The incremental gross margin on acquired business revenue is generally lower than the incremental gross margin on our organically-generated revenue primarily due to the lower per unit pricing historically charged by smaller acquired companies.  Because of the impact of acquisitions and calibration orders with existing customers, segment expenses can vary on a quarter-to-quarter basis.  We believe a trailing twelve month trend provides a better indication of the progress of this segment.  Service segment gross profit for the twelve months ended June 30, 2012 was $8.6 million, up 5.9% when compared with $8.1 million for the twelve months ended June 25, 2011.  The following table reflects the quarterly historical trend of our calibration services gross margin as a percent of net revenues:

	FY 2013	FY 2012
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	22.9%	27.3%	20.1%	22.4%	24.1%

Operating Expenses:

	First Quarter Ended
	June 30,	June 25,
	2012	2011
Operating Expenses:
Selling, Marketing and Warehouse	$3,441	$3,626
Administrative	2,172	2,102
Total	$5,613	$5,728

Operating expenses decreased $0.1 million, or 2.0%, from the first quarter of fiscal year 2012 to the first quarter of fiscal year 2013.  The decrease reflected lower stock-based compensation expense which was partially offset by a one-time Service segment sales organization restructuring charge.  As a percentage of total net revenue, operating expenses were 22.3% and 22.4% in the first quarter of fiscal years 2013 and 2012, respectively.

Taxes:
	First Quarter Ended
	June 30,	June 25,
	2012	2011
Provision for Income Taxes	$186	$200

Our effective tax rates for the first quarter of fiscal years 2013 and 2012 were 34.0% and 38.1%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows:  The following table is a summary of our Consolidated Statements of Cash Flows:

	First Quarter Ended
	June 30,	June 25,
	2012	2011
Cash (Used in) Provided by:
Operating Activities	$(2,094)	$(565)
Investing Activities	(453)	(735)
Financing Activities	2,553	1,308

Operating Activities:  Net cash used in operations was $2.1 million for the first quarter of fiscal year 2013 compared to $0.6 million in the first quarter of fiscal year 2012.  Significant working capital fluctuations were as follows:

•
Inventory/Accounts Payable:  Inventory at June 30, 2012 was $7.2 million, up from $6.4 million at March 31, 2012.  Our inventory strategy includes making appropriate larger quantity, higher dollar based purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

•
Receivables:  Our quarter-end days sales outstanding continue to reflect strong collections.  The following table illustrates our days sales outstanding for the fiscal quarters ended June 30, 2012 and June 25, 2011:

	June 30,	June 25,
	2012	2011
Net Sales, for the last two fiscal months	$18,131	$18,468
Accounts Receivable, net	$11,905	$11,983
Days Sales Outstanding	39	39

•
Accrued Compensation and Other Liabilities:  During the first quarter of fiscal year 2013, we used $2.1 million in cash to pay accrued compensation and other liabilities compared with $0.5 million in the first quarter of fiscal year 2012.  The primary components of accrued compensation were performance-based management bonuses and employee profit sharing.

Investing Activities:  During the first quarter of fiscal years 2013 and 2012, we invested $0.5 million and $0.6 million, respectively, in additional service capabilities, information technology enhancements and facility improvements.

Financing Activities:  During the first quarter of fiscal year 2013, financing activities provided approximately $2.6 million in cash, which was used for capital expenditures, to help reduce accounts payable and to pay employee profit sharing and performance-based management bonuses.  During the first quarter of fiscal year 2012, financing activities provided approximately $1.3 million in cash, which was used for capital expenditures and to pay employee profit sharing and performance-based management bonuses.

OUTLOOK

Coming off a strong fourth quarter to end fiscal year 2012, we experienced a slower than expected start in our first quarter of fiscal year 2013.  The sluggish economy clearly impacted both of our business segments. We expect, at least for the near term, for this economic environment to remain unchanged.  We continue to remain optimistic regarding our long-term growth expectations.  We expect our Product segment growth rate to be mid-single digits and our Service segment growth rate to be greater than 10%.  Our Service segment remains a priority as we look to leverage our current capabilities and execute on our acquisition strategy to increase our geographic footprint, enhance our service capabilities and deepen our relationships in our targeted industries.  As we acquire additional service businesses, our focus is to increase cash flow and earnings rather than gross margin.  We believe the impact will be more evident in our gross profit dollars and earnings before interest, taxes, depreciation and amortization than in our gross margin as these businesses typically operate at a lower gross margin, but generate sufficient cash flow to provide a good return on our investment.  In July 2012, we acquired Anacor Compliance Services, Inc.  This acquisition expands our reach into the targeted life sciences industry.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant.  As of June 30, 2012, $15.0 million was available under our credit facility, of which $5.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Under our credit facility, described in Note 2 of our Consolidated Financial Statements included in this report, interest is adjusted on a quarterly basis based upon our calculated leverage ratio.  We mitigate our interest rate risk by electing the lower of the Base Rate available under the credit facility or the LIBOR plus a margin.  As of June 30, 2012, the Base Rate and the LIBOR were 3.3% and 0.2%, respectively.  Our interest rate for the first quarter of fiscal year 2013 ranged from 1.1% to 2.8%.  On June 30, 2012, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenue for the first quarter of fiscal years 2013 and 2012 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled less than $0.1 million during the first quarter of fiscal years 2013 and 2012, was recognized as a component of other expense in the Consolidated Statements of Operations.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On June 30, 2012, we had a foreign exchange forward contract, which matured in July 2012, outstanding in the notional amount of $1.6 million. We do not use hedging arrangements for speculative purposes.

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

TRANSCAT, INC.

Date: August 10, 2012	/s/ Charles P. Hadeed
Charles P. Hadeed
President and Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2012	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	Material contracts

10.1	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012)

10.2
Agreement for Severance Upon Change in Control by and between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

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

*Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.