Form 10-Q
period 2012-09-29
TRANSCAT INC
filed 2012-11-09
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
        (Mark One)
[√]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 29, 2012

or

[   ]                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from     ___________________   to ______________________

Commission File Number:  000-03905

TRANSCAT, INC.
(Exact name of registrant as specified in its charter)

Ohio	16-0874418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Vantage Point Drive, Rochester, New York 14624
(Address of principal executive offices) (Zip Code)

(585) 352-7777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [√]     No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [√]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]   No [√]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 7, 2012 was 7,417,800.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Product Sales	$16,948	$16,969	$33,313	$34,151
Service Revenue	9,840	8,214	18,572	16,637
Total Revenue	26,788	25,183	51,885	50,788

Cost of Products Sold	13,225	12,658	25,380	25,572
Cost of Services Sold	7,485	6,372	14,220	12,765
Total Cost of Products and Services Sold	20,710	19,030	39,600	38,337

Gross Profit	6,078	6,153	12,285	12,451

Selling, Marketing and Warehouse Expenses	2,959	3,042	6,400	6,668
Administrative Expenses	1,939	1,870	4,111	3,972
Total Operating Expenses	4,898	4,912	10,511	10,640

Operating Income	1,180	1,241	1,774	1,811

Interest and Other Expense, net	51	38	98	83

Income Before Income Taxes	1,129	1,203	1,676	1,728
Provision for Income Taxes	384	457	570	657

Net Income	$745	$746	$1,106	$1,071

Basic Earnings Per Share	$0.10	$0.10	$0.15	$0.15
Average Shares Outstanding	7,411	7,302	7,390	7,290

Diluted Earnings Per Share	$0.10	$0.10	$0.15	$0.14
Average Shares Outstanding	7,567	7,640	7,574	7,624

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011

Net Income	$745	$746	$1,106	$1,071

Other Comprehensive Income (Loss):
Currency Translation Adjustment	6	(17)	1	(19)
Unrecognized Prior Service Cost, net of tax	13	2	(69)	5
Unrecognized Gain on Other Asset, net of tax	11	-	7	-
	30	(15)	(61)	(14)

Comprehensive Income	$775	$731	$1,045	$1,057

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 29, 2012	March 31, 2012
ASSETS
Current Assets:
Cash	$194	$32
Accounts Receivable, less allowance for doubtful accounts of $85 and $99 as of September 29, 2012 and March 31, 2012, respectively	12,466	13,800
Other Receivables	1,421	845
Inventory, net	7,082	6,396
Prepaid Expenses and Other Current Assets	1,538	1,064
Deferred Tax Asset	874	1,041
Total Current Assets	23,575	23,178
Property and Equipment, net	6,132	5,306
Goodwill	15,298	13,390
Intangible Assets, net	2,651	2,449
Deferred Tax Asset	297	-
Other Assets	927	654
Total Assets	$48,880	$44,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,573	$7,516
Accrued Compensation and Other Liabilities	3,785	5,171
Income Taxes Payable	123	366
Total Current Liabilities	11,481	13,053
Long-Term Debt	7,242	3,365
Deferred Tax Liability	-	139
Other Liabilities	1,462	1,042
Total Liabilities	20,185	17,599

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,413,961 and 7,840,994 shares issued as of September 29, 2012 and March 31, 2012, respectively; 7,413,961 and 7,341,007 shares outstanding as of September 29, 2012 and March 31, 2012, respectively	3,707	3,920
Capital in Excess of Par Value	10,527	10,810
Accumulated Other Comprehensive Income	387	448
Retained Earnings	14,074	14,394
Less: Treasury Stock, at cost, 498,782 shares as of March 31, 2012	-	(2,194)
Total Shareholders' Equity	28,695	27,378
Total Liabilities and Shareholders' Equity	$48,880	$44,977

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 29, 2012	September 24, 2011
Cash Flows from Operating Activities:
Net Income	$1,106	$1,071
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Income Taxes	(222)	(59)
Depreciation and Amortization	1,221	1,408
Provision for Accounts Receivable and Inventory Reserves	95	91
Stock-Based Compensation Expense	148	340
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,145	(1,112)
Inventory	(672)	859
Prepaid Expenses and Other Assets	(897)	(603)
Accounts Payable	71	(1,205)
Accrued Compensation and Other Liabilities	(1,098)	338
Income Taxes Payable	(243)	(236)
Net Cash Provided by Operating Activities	654	892

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,346)	(900)
Business Acquisition	(3,129)	(3,122)
Net Cash Used in Investing Activities	(4,475)	(4,022)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	3,877	2,920
Payments on Other Debt Obligations	-	(10)
Payments of Contingent Consideration	(14)	(58)
Issuance of Common Stock	124	269
Excess Tax Benefits Related to Stock-Based Compensation	-	37
Net Cash Provided by Financing Activities	3,987	3,158

Effect of Exchange Rate Changes on Cash	(4)	7

Net Increase in Cash	162	35
Cash at Beginning of Period	32	32
Cash at End of Period	$194	$67

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$66	$46
Income Taxes, net	$1,032	$920
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$-	$100

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 31, 2012	7,840	$3,920	$10,810	$448	$14,394	499	$(2,194)	$27,378
Issuance of Common Stock	21	10	114					124
Retirement of Treasury Stock	(499)	(249)	(519)		(1,426)	(499)	2,194	-
Stock-Based Compensation	52	26	122					148
Other Comprehensive Loss				(61)				(61)
Net Income					1,106			1,106

Balance as of September 29, 2012	7,414	$3,707	$10,527	$387	$14,074	-	$-	$28,695

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

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested stock awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During the first six months of the fiscal year ending March 30, 2013 (“fiscal year 2013”) and the first six months of fiscal year 2012, the Company recorded non-cash stock-based compensation cost of $0.1 million and $0.3 million, respectively, in the Consolidated Statements of Operations.

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

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was less than $0.1 million in the first six months of fiscal years 2013 and 2012.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled less than $0.1 million during the first six months of fiscal years 2013 and 2012, was recognized as a component of other expense in the Consolidated Statements of Operations.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On September 29, 2012, the Company had a foreign exchange contract, which matured in October 2012, outstanding in the notional amount of $1.8 million. The Company does not use hedging arrangements for speculative purposes.

Earnings Per Share:  Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share of common stock reflect the assumed conversion of stock options and unvested restricted stock units using the treasury stock method in periods in which they have a dilutive effect.  In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and unvested restricted stock units and the related tax benefits are considered to have been used to purchase shares of common stock at the average market prices during the period.  The resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Average Shares Outstanding – Basic	7,411	7,302	7,390	7,290
Effect of Dilutive Common Stock Equivalents	156	338	184	334
Average Shares Outstanding – Diluted	7,567	7,640	7,574	7,624
Anti-dilutive Common Stock Equivalents	509	436	481	440

Shareholders’ Equity:  On July 31, 2012, the Company retired all of its treasury stock. Upon retirement, the excess of purchase price over par value for the shares retired was charged to capital in excess of par value, to the extent the Company had amounts in capital in excess of par value from the original issuance of the shares, with the remaining excess cost being charged to retained earnings.

NOTE 2 – DEBT

Description: On September 20, 2012, Transcat entered into a credit agreement (the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company.  The M&T Credit Agreement provides for a three-year revolving credit facility in the amount of $20.0 million (the “M&T Revolving Credit Facility) and replaced the credit agreement dated as of November 20, 2006, as amended, (the “Chase Credit Agreement”) with JP Morgan Chase Bank, N.A.  As of September 29, 2012, $7.2 million was outstanding under the M&T Credit Agreement and is included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs:  Interest on the M&T Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the M&T Revolving Credit Facility.  Commitment fees and interest rate margins are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the M&T Credit Agreement.  The one-month LIBOR as of September 29, 2012 was 0.2%.  The Company’s interest rate for the first six months of fiscal year 2013, including interest associated with the Chase Credit Agreement, ranged from 1.1% to 2.8%.

Covenants:  The M&T Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements, including those associated with the Chase Credit Agreement, throughout the first six months of fiscal year 2013.

Loan Costs:  Costs associated with the M&T Credit Agreement, totaling less than $0.1 million, are being amortized over the term of the agreement.  On September 20, 2012, unamortized costs associated with the Chase Credit Agreement totaling less than $0.1 million were written off and recorded as other expense in the Consolidated Statement of Operations.

Other Terms:  The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the M&T Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At September 29, 2012, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.

Restricted Stock:  The Company grants performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.

Compensation cost ultimately recognized for these performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions.  The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 27, 2010 (“fiscal year 2010”) and as a result, issued 52 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2013.  At September 29, 2012, the Company estimated the probability of achievement for the units granted in fiscal years 2013 and 2012 to be 100% of the target levels and 75% of the target level for the units granted in the fiscal year ended March 26, 2011 (“fiscal year 2011”).  Total expense relating to performance-based restricted stock units, based on grant date fair value and the estimated probability of achievement, was $0.1 million in the first six months of fiscal years 2013 and 2012.  Unearned compensation totaled $0.5 million as of September 29, 2012.

On April 4, 2011, the Company granted restricted stock awards, which vested immediately, to its executive officers and certain key employees.  Total expense related to these restricted stock awards, based on grant date fair value, was $0.1 million in the first six months of fiscal year 2012.

Stock Options:  Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the six months ended September 29, 2012:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2012	597	$5.94
Granted	-	-
Exercised	(10)	4.03
Cancelled/Forfeited	(20)	6.65
Outstanding as of September 29, 2012	567	5.95	4	$279
Exercisable as of September 29, 2012	560	5.94	4	279

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2013 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 29, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of September 29, 2012 was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year.  The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2013 was less than $0.1 million.  Cash received from the exercise of options in the first six months of fiscal year 2013 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments:  Distribution Products (“Product”) and Calibration Services (“Service”).  The Company has no inter-segment sales.  The following table presents segment information for the second quarter and the six months ended September 29, 2012 and September 24, 2011:

	Second Quarter Ended		Six Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Total Revenue:
Product Sales	$16,948	$16,969	$33,313	$34,151
Service Revenue	9,840	8,214	18,572	16,637
Total	26,788	25,183	51,885	50,788

Gross Profit:
Product	3,723	4,311	7,933	8,579
Service	2,355	1,842	4,352	3,872
Total	6,078	6,153	12,285	12,451

Operating Expenses:
Product (1)	2,876	2,854	6,234	6,301
Service (1)	2,022	2,058	4,277	4,339
Total	4,898	4,912	10,511	10,640

Operating Income (Loss):
Product	847	1,457	1,699	2,278
Service	333	(216)	75	(467)
Total	1,180	1,241	1,774	1,811

Unallocated Amounts:
Interest and Other Expense, net	51	38	98	83
Provision for Income Taxes	384	457	570	657
Total	435	495	668	740

Net Income	$745	$746	$1,106	$1,071

(1) Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – ACQUISITIONS

On July 16, 2012, the Company acquired substantially all of the assets of Anacor Compliance Services, Inc. (“Anacor”), a nationally recognized provider of specialized analytical, calibration, validation and remediation services to the life sciences sector including the biotechnology, medical device, and pharmaceutical industries.

The total purchase price paid for this business was approximately $3.1 million.  The assets acquired were recorded under the acquisition method of accounting at their estimated fair values as of the date of acquisition.  Goodwill, totaling $1.9 million, represents consideration paid in excess of the fair value assigned to the underlying net assets of the acquired business.  Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of the acquired business.  Intangible assets, totaling $0.6 million, are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years.  Goodwill and the intangible assets are deductible for tax purposes.  During the first six months of fiscal year 2013, acquisition costs, totaling $0.1 million, were recorded as incurred as an administrative expense in the Consolidated Statement of Operations.  The results of operations of the acquired business were included in Transcat’s consolidated operating results as of the date the business was acquired.  Pro forma information as of the beginning of the period presented and the operating results since the date of acquisition have not been disclosed as the acquisition was not considered significant.

In connection with certain of its previous business acquisitions, the Company entered into earn out agreements with the former owners of the acquired businesses.  These agreements entitle the former owners to receive earn out payments subject to continued employment and certain post-closing financial targets, as defined in the agreements.  During the first six months of fiscal year 2012, payments totaling $0.2 million were earned and recorded as compensation expense in the Consolidated Statement of Operations.  There were no amounts earned in the first six months of fiscal year 2013.  Earn out consideration unpaid as of September 29, 2012 totaled less than $0.1 million and was included in other current liabilities in the Consolidated Balance Sheet.

In addition, certain of these previous business acquisitions contain holdback provisions, as defined in the respective purchase agreements.  The Company accrues contingent consideration relating to the holdback provisions based on their estimated fair value as of the date of acquisition.  During the first six months of fiscal years 2013 and 2012, the Company paid less than $0.1 million in contingent consideration.  There was no unpaid contingent consideration as of September 29, 2012.

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

We grant performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.  Compensation cost ultimately recognized for these performance-based restricted stock units will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions.  We achieved 75% of the target level for the performance-based restricted stock units granted in fiscal year 2010 and as a result, issued 52 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2013.  At September 29, 2012, we estimated the probability of achievement for the units granted in fiscal years 2013 and 2012 to be 100% of the target levels and 75% of the target level for the units granted in fiscal year 2011.

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

RESULTS OF OPERATIONS

The following table presents, for the second quarter and first six months of fiscal years 2013 and 2012, the components of our Consolidated Statements of Operations.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Gross Margin:
Product Gross Margin	22.0%	25.4%	23.8%	25.1%
Service Gross Margin	23.9%	22.4%	23.4%	23.3%
Total Gross Margin	22.7%	24.4%	23.7%	24.5%

As a Percentage of Total Revenue:
Product Sales	63.3%	67.4%	64.2%	67.2%
Service Revenue	36.7%	32.6%	35.8%	32.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.1%	12.1%	12.3%	13.1%
Administrative Expenses	7.2%	7.4%	8.0%	7.8%
Total Operating Expenses	18.3%	19.5%	20.3%	20.9%

Operating Income	4.4%	4.9%	3.4%	3.6%

Interest and Other Expense, net	0.2%	0.1%	0.2%	0.2%

Income Before Income Taxes	4.2%	4.8%	3.2%	3.4%
Provision for Income Taxes	1.4%	1.8%	1.1%	1.3%

Net Income	2.8%	3.0%	2.1%	2.1%

SECOND QUARTER ENDED SEPTEMBER 29, 2012 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 24, 2011 (dollars in thousands):

Revenue:
	Second Quarter Ended
	September 29, 2012	September 24, 2011
Revenue:
Product Sales	$16,948	$16,969
Service Revenue	9,840	8,214
Total Revenue	$26,788	$25,183

Total revenue increased $1.6 million, or 6.4%, from the second quarter of fiscal year 2012 to the second quarter of fiscal year 2013.

Our product sales accounted for 63.3% of our total revenue in the second quarter of fiscal year 2013 and 67.4% of our total revenue in the second quarter of fiscal year 2012.  Product segment sales were $16.9 million in the second quarter of fiscal year 2013, consistent with the prior-year period.  In the prior-year period, sales were strengthened by one-time opportunistic orders.  Excluding those orders, product segment sales increased by 3.6%.  Our fiscal years 2013 and 2012 product sales (decline) growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2013		FY 2012
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales (Decline) Growth	(0.1%)	(4.8%)	19.2%	17.0%	26.0%	32.4%

Our average product sales per business day were unchanged at $269 in the second quarter of fiscal years 2013 and 2012.  Our product sales per business day for each fiscal quarter during the fiscal years 2013 and 2012 are as follows:

	FY 2013		FY 2012
	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$269	$260	$295	$308	$269	$268

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Our total pending product shipments for the second quarter of fiscal year 2013 decreased by $1.0 million, or 29.8%, from the second quarter of fiscal year 2012.  This decrease was primarily driven by a decline in backorders.  Overall, variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  The following table presents the percentage of total pending product shipments that were backorders at the end of the second quarter of fiscal year 2013 and our historical trend of total pending product shipments:

	FY 2013		FY 2012
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,365	$2,806	$2,670	$3,572	$3,368	$3,002
% of Pending Product Shipments that are Backorders	68.6%	68.8%	70.9%	65.6%	73.6%	67.9%

Service revenue increased to $9.8 million in the second quarter of fiscal year 2013, a $1.6 million, or 19.8% increase, when compared to $8.2 million in the second quarter of fiscal year 2012.  The growth can be attributed to expansion of our existing customer base and incremental revenue associated with our recent business acquisitions, partially offset by the loss of $0.3 million in low margin revenue from services we were outsourcing for a customer.   Also, within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of reasons.  Among those reasons are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service segment revenue for the twelve months ended September 29, 2012 was $38.3 million, up 16.7% when compared with $32.9 million for the twelve months ended September 24, 2011.  Our fiscal years 2013 and 2012 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2013		FY 2012
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	19.8%	3.7%	20.1%	24.0%	10.3%	10.1%

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

	FY 2013		FY 2012
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	82.6%	79.1%	80.5%	77.9%	79.0%	77.7%
Outsourced	14.9%	18.3%	16.7%	19.7%	18.5%	19.8%
Freight Billed to Customers	2.5%	2.6%	2.8%	2.4%	2.5%	2.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Gross Profit:

	Second Quarter Ended
	September 29, 2012	September 24, 2011
Gross Profit:
Product	$3,723	$4,311
Service	2,355	1,842
Total	$6,078	$6,153

Total gross profit in the second quarter of fiscal year 2013 decreased $0.1 million, or 1.2%, from the second quarter of fiscal year 2012.  Total gross margin in the second quarter of fiscal year 2013 decreased 170 basis points from the second quarter of fiscal year 2012.

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

Product segment gross profit declined $0.6 million, or 13.6%, in the second quarter of fiscal year 2013 compared to the second quarter of fiscal year 2012.  As a percentage of product sales, gross profit decreased to 22.0% in the second quarter of fiscal year 2013 compared with 25.4% in the second quarter of fiscal year 2012. Our product gross profit includes a point-of-sale rebate program with a key vendor that is based on Product segment sales growth on a calendar year-over-year basis.  We experienced a decrease in our annual rebates which caused declines in our Product segment gross profit and gross margin.  The following table reflects the quarterly historical trend of our product gross margin:

	FY 2013		FY 2012
	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	21.5%	22.7%	23.3%	22.5%	23.1%	23.0%
Total Product Gross Margin (2)	22.0%	25.7%	24.7%	25.6%	25.4%	24.8%

(1)  Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)  Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Service segment gross profit increased $0.5 million, or 27.9%, from the second quarter of fiscal year 2012 to the second quarter of fiscal year 2013.  Service segment gross margin increased 150 basis points over the same time period as a result of strong organic revenue growth combined with incremental revenue from acquired businesses. Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment.  Service segment gross profit for the twelve months ended September 29, 2012 was $9.1 million, up 11.1% when compared with $8.2 million for the twelve months ended September 24, 2011.  Service segment gross margin was 23.7% and 24.9% for the twelve months ended September 29, 2012 and September 24, 2011, respectively.  The following table reflects the quarterly historical trend of our calibration services gross margin as a percent of service revenues:

	FY 2013		FY 2012
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	23.9%	22.9%	27.3%	20.1%	22.4%	24.1%

Operating Expenses:

	Second Quarter Ended
	September 29, 2012	September 24, 2011
Operating Expenses:
Selling, Marketing and Warehouse	$2,959	$3,042
Administrative	1,939	1,870
Total	$4,898	$4,912

Operating expenses in the second quarter of fiscal year 2013 were consistent with the second quarter of fiscal year 2012. As a percentage of total revenue, operating expenses were 18.3% and 19.5% in the second quarter of fiscal years 2013 and 2012, respectively.

Taxes:

	Second Quarter Ended
	September 29, 2012	September 24, 2011
Provision for Income Taxes	$384	$457

Our effective tax rates for the second quarter of fiscal years 2013 and 2012 were 34.0% and 38.0%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

SIX MONTHS ENDED SEPTEMBER 29, 2012 COMPARED TO SIX MONTHS ENDED SEPTEMBER 24, 2011 (dollars in thousands):

Revenue:

	Six Months Ended
	September 29, 2012	September 24, 2011
Revenue:
Product Sales	$33,313	$34,151
Service Revenue	18,572	16,637
Total Revenue	$51,885	$50,788

Total revenue increased $1.1 million, or 2.2%, from the first six months of fiscal year 2012 to the first six months of fiscal year 2013.  Revenue increases in the Service segment were partially offset by lower sales in the Product segment.

Our product sales accounted for 64.2% and 67.2% of our total revenue in the first six months of fiscal years 2013 and 2012, respectively.  For the first six months of fiscal year 2013, product sales decreased $0.8 million, or 2.5%, compared with the first six months of fiscal year 2012.  Sales to both direct and reseller customers declined, reflecting economic conditions and unusually strong product sales, due to opportunistic orders, in the first half of fiscal year 2012.

Service revenue increased $1.9 million, or 11.6%, from the first six months of fiscal year 2012 to the first six months of fiscal year 2013.  The growth is attributed to higher organic revenue combined with incremental revenue from recent acquisitions, partially offset by the loss of $0.6 million in low margin revenue from services that we were outsourcing for a customer.

Gross Profit:

	Six Months Ended
	September 29, 2012	September 24, 2011
Gross Profit:
Product	$7,933	$8,579
Service	4,352	3,872
Total	$12,285	$12,451

Total gross profit in the first six months of fiscal year 2013 decreased $0.2 million, or 1.3%, from the first six months of fiscal year 2012.  Total gross margin declined 80 basis points in the first six months of fiscal year 2013 compared to the same time period in the previous fiscal year.

Product gross margin in the first six months of fiscal year 2013 was 23.8% and declined 130 basis points when compared with 25.1% in the first six months of fiscal year 2012.  Product gross profit decreased $0.6 million in the first six months of fiscal year 2013 compared to the first six months of fiscal year 2012, as a result of a decline in manufacturer rebates as well as increased price discounts extended to customers, partially offset by an increase in cooperative advertising income.

Service segment gross profit increased $0.5 million, or 12.4%, from the first six months of fiscal year 2012 to the first six months of fiscal year 2013.  Service segment gross margin increased 10 basis points over the same time period to 23.4%.  Revenue growth in the Service segment reflected incremental revenue from acquisitions, which provided limited margin expansion opportunity.

Operating Expenses:

	Six Months Ended
	September 29, 2012	September 24, 2011
Operating Expenses:
Selling, Marketing and Warehouse	$6,400	$6,668
Administrative	4,111	3,972
Total	$10,511	$10,640

Operating expenses declined $0.1 million from the first six months of fiscal year 2012 to the first six months of fiscal year 2013.  As a percentage of total revenue, operating expenses during the first six month of fiscal year 2013 were 20.3%, down from 20.9% in the first six months of fiscal year 2012 reflecting lower performance-based compensation and acquisition-related expenses, partially offset by a one-time Service segment sales organization restructuring charge and increased investments in sales and marketing activities.

Taxes:

	Six Months Ended
	September 29, 2012	September 24, 2011
Provision for Income Taxes	$570	$657

Our effective tax rates for the first six months of fiscal years 2013 and 2012 were 34.0% and 38.0%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

On September 20, 2012, we entered into a new three-year revolving credit facility in the amount of $20.0 million.  We believe that amounts available under our new credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows:  The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 29, 2012	September 24, 2011
Cash Provided by (Used in):
Operating Activities	$654	$892
Investing Activities	(4,475)	(4,022)
Financing Activities	3,987	3,158

Operating Activities:   Net cash provided by operations was $0.7 million for the first six months of fiscal year 2013 compared to $0.9 million in the first six months of fiscal year 2012.  Significant working capital fluctuations were as follows:

•
Accounts Receivable:  The higher accounts receivable balance as of September 29, 2012 compared to the balance as of September 24, 2011 is reflective of an increase in quarterly revenues.  In addition, our quarter-end days sales outstanding reflects improved collections.  The following table illustrates our days sales outstanding for the fiscal quarters ended September 29, 2012 and September 24, 2011:

	September 29, 2012	September 24, 2011
Net Sales, for the last two fiscal months	$19,340	$18,065
Accounts Receivable, net	$12,466	$11,988
Days Sales Outstanding	39	40

•
Inventory/Accounts Payable:  Our inventory balance at September 29, 2012 was $7.1 million, an increase of $0.7 million when compared to $6.4 million on-hand at March 31, 2012.   Our inventory strategy includes making appropriate larger quantity, higher dollar based purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

Investing Activities:  During the first six months of fiscal years 2013 and 2012, we invested $1.3 million and $0.9 million, respectively, primarily for additional service capabilities and technology and infrastructure improvements.  We also invested $3.1 million on business acquisitions during the first six months of fiscal years 2013 and 2012.  See Note 5 of our Consolidated Financial Statements in this report for more information on acquisitions.

Financing Activities: During the first six months of fiscal years 2013 and 2012, financing activities provided approximately $4.0 million and $3.2 million, respectively, primarily to fund business acquisitions.

OUTLOOK

As we look toward the second half of our fiscal year, we expect that growth in our Product segment will continue to be challenged due to economic uncertainty.  Given the current state of the marketplace, we anticipate competitive pricing will continue, putting pressure on segment margins.

Looking at the balance of our fiscal year, our Service segment revenue, inclusive of our recent acquisition, should continue to generate double-digit growth based on organically generated and acquired revenue.  With a strategic focus on increasing cash flow and executing our acquisition strategy, we believe we can leverage our existing infrastructure to continue delivering improved Service segment operating income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average borrowing levels remained constant.  As of September 29, 2012, $20.0 million was available under our credit facility, of which $7.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio.  As of September 29, 2012, the one-month LIBOR was 0.2%.  Our interest rate for the first six months of fiscal year 2013 ranged from 1.1% to 2.8%.  On September 29, 2012, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenue for the first six months of fiscal years 2013 and 2012 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled less than $0.1 million during the first six months of fiscal years 2013 and 2012, was recognized as a component of other expense in the Consolidated Statements of Operations.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On September 29, 2012, we had a foreign exchange forward contract, which matured in October 2012, outstanding in the notional amount of $1.8 million. We do not use hedging arrangements for speculative purposes.

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

TRANSCAT, INC.

Date: November 9, 2012	/s/ Charles P. Hadeed
Charles P. Hadeed
Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2012	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	Material contracts

10.1	Credit Facility Agreement dated as of September 20, 2012 by and between Transcat, Inc. and Manufacturers and Traders Trust Company

10.2
Master Security Agreement dated September 20, 2012 by and between Transcat, Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition Corp., Anacor Acquisition, LLC and Manufacturers and Traders Trust Company

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