Form 10-Q
period 2012-12-29
TRANSCAT INC
filed 2013-02-11
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
        (Mark One)
[√]      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 29, 2012

or

[   ]      Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________ to __________

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
Yes [  ]   No [√]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of February 6, 2013 was 7,419,552.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 29,	December 24,	December 29,	December 24,
	2012	2011	2012	2011

Product Sales	$19,440	$19,382	$52,753	$53,533
Service Revenue	9,884	9,078	28,456	25,715
Total Revenue	29,324	28,460	81,209	79,248

Cost of Products Sold	14,937	14,420	40,317	39,992
Cost of Services Sold	7,757	7,252	21,977	20,017
Total Cost of Products and Services Sold	22,694	21,672	62,294	60,009

Gross Profit	6,630	6,788	18,915	19,239

Selling, Marketing and Warehouse Expenses	3,386	3,403	9,786	10,071
Administrative Expenses	2,023	1,732	6,134	5,704
Total Operating Expenses	5,409	5,135	15,920	15,775

Operating Income	1,221	1,653	2,995	3,464

Interest and Other Expense, net	37	44	135	127

Income Before Income Taxes	1,184	1,609	2,860	3,337
Provision for Income Taxes	402	585	972	1,242

Net Income	$782	$1,024	$1,888	$2,095

Basic Earnings Per Share	$0.11	$0.14	$0.26	$0.29
Average Shares Outstanding	7,417	7,325	7,399	7,301

Diluted Earnings Per Share	$0.10	$0.13	$0.25	$0.27
Average Shares Outstanding	7,562	7,680	7,575	7,647

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 29,	December 24,	December 29,	December 24,
	2012	2011	2012	2011

Net Income	$782	$1,024	$1,888	$2,095

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(1)	3	-	(16)
Unrecognized Prior Service Cost, net of tax	12	3	(57)	8
Unrecognized Gain on Other Asset, net of tax	4	-	11	-
	15	6	(46)	(8)

Comprehensive Income	$797	$1,030	$1,842	$2,087

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 29,	March 31,
	2012	2012
ASSETS
Current Assets:
Cash	$459	$32
Accounts Receivable, less allowance for doubtful accounts of $100 and $99 as of December 29, 2012 and March 31, 2012, respectively	13,868	13,800
Other Receivables	1,350	845
Inventory, net	6,753	6,396
Prepaid Expenses and Other Current Assets	1,307	1,064
Deferred Tax Asset	901	1,041
Total Current Assets	24,638	23,178
Property and Equipment, net	6,609	5,306
Goodwill	15,294	13,390
Intangible Assets, net	2,458	2,449
Deferred Tax Asset	332	-
Other Assets	1,010	654
Total Assets	$50,341	$44,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,839	$7,516
Accrued Compensation and Other Liabilities	3,750	5,171
Income Taxes Payable	-	366
Total Current Liabilities	12,589	13,053
Long-Term Debt	6,642	3,365
Deferred Tax Liability	-	139
Other Liabilities	1,538	1,042
Total Liabilities	20,769	17,599

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,417,294 and 7,840,994 shares issued as of December 29, 2012 and March 31, 2012, respectively; 7,417,294 and 7,341,007 shares outstanding as of December 29, 2012 and March 31, 2012, respectively	3,709	3,920
Capital in Excess of Par Value	10,680	10,810
Accumulated Other Comprehensive Income	402	448
Retained Earnings	14,781	14,394
Less: Treasury Stock, at cost, 498,782 shares as of March 31, 2012	-	(2,194)
Total Shareholders' Equity	29,572	27,378
Total Liabilities and Shareholders' Equity	$50,341	$44,977

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 29,	December 24,
	2012	2011
Cash Flows from Operating Activities:
Net Income	$1,888	$2,095
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Deferred Income Taxes	(250)	(105)
Depreciation and Amortization	1,945	2,241
Provision for Accounts Receivable and Inventory Reserves	167	157
Stock-Based Compensation Expense	220	407
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(252)	(2,387)
Inventory	(349)	(1,347)
Prepaid Expenses and Other Assets	(909)	(627)
Accounts Payable	1,337	1,270
Accrued Compensation and Other Liabilities	(1,038)	873
Income Taxes Payable	(409)	(42)
Net Cash Provided by Operating Activities	2,350	2,535

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(2,189)	(1,233)
Business Acquisitions	(3,129)	(3,122)
Net Cash Used in Investing Activities	(5,318)	(4,355)

Cash Flows from Financing Activities:
Revolving Line of Credit, net	3,277	1,606
Payments on Other Debt Obligations	-	(11)
Payments of Contingent Consideration	(14)	(88)
Issuance of Common Stock	199	350
Repurchase of Common Stock	(110)	(61)
Excess Tax Benefits Related to Stock-Based Compensation	43	39
Net Cash Provided by Financing Activities	3,395	1,835

Effect of Exchange Rate Changes on Cash	-	10

Net Increase in Cash	427	25
Cash at Beginning of Period	32	32
Cash at End of Period	$459	$57

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$82	$82
Income Taxes, net	$1,603	$1,353
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$-	$100

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated		Treasury Stock
	Issued		Excess	Other		Outstanding
	$0.50 Par Value		of Par	Comprehensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 31, 2012	7,840	$3,920	$10,810	$448	$14,394	499	$(2,194)	$27,378
Issuance of Common Stock	40	20	179					199
Retirement of Treasury Stock	(499)	(249)	(519)		(1,426)	(499)	2,194	-
Repurchase of Common Stock	(16)	(8)	(27)		(75)			(110)
Stock-Based Compensation	52	26	194					220
Tax Benefit from Stock-
Based Compensation			43					43
Other Comprehensive Loss				(46)				(46)
Net Income					1,888			1,888

Balance as of December 29, 2012	7,417	$3,709	$10,680	$402	$14,781	-	$-	$29,572

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or the “Company”) is an accredited provider of calibration, repair, inspection and other compliance services and a distributor of professional grade handheld test, measurement and control instruments primarily for the life science, biotechnology, medical device, pharmaceutical and other FDA-regulated industries, industrial manufacturing, energy and utilities, chemical manufacturing and other industries.

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

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan, are included as a component of other assets (non-current) on the Consolidated Balance Sheets, consist of mutual funds and are valued based on quoted market prices in active markets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date.  The Company records compensation costs related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During the first nine months of the fiscal year ending March 30, 2013 (“fiscal year 2013”) and the first nine months of fiscal year 2012, the Company recorded non-cash stock-based compensation cost of $0.2 million and $0.4 million, respectively, in the Consolidated Statements of Operations.

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

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was less than $0.1 million in the first nine months of fiscal years 2013 and 2012.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled less than $0.1 million during the first nine months of fiscal years 2013 and 2012, was recognized as a component of other expense in the Consolidated Statements of Operations.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On December 29, 2012, the Company had a foreign exchange contract, which matured in January 2013, outstanding in the notional amount of $2.0 million. The Company does not use hedging arrangements for speculative purposes.

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

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 29,	December 24,	December 29,	December 24,
	2012	2011	2012	2011
Average Shares Outstanding – Basic	7,417	7,325	7,399	7,301
Effect of Dilutive Common Stock Equivalents	145	355	176	346
Average Shares Outstanding – Diluted	7,562	7,680	7,575	7,647
Anti-dilutive Common Stock Equivalents	509	422	477	430

Recently Issued Accounting Pronouncement:  In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  This standard established the effective date for the requirement to present components of reclassifications out of accumulated other comprehensive income on the face of the income statement.  The standard is effective in our fourth quarter of fiscal year 2013 and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

Subsequent Event:  On January 25, 2013, Transcat, through its wholly-owned subsidiary, Transmation (Canada) Inc., acquired 7506155 Canada Inc. and its operating subsidiary, Cal-Matrix Metrology Inc. (collectively “Cal-Matrix”).  Cal-Matrix, located in Burlington, Ontario and Montreal, Quebec, is a provider of commercial and accredited calibrations and coordinate measurement inspection services to customers throughout Canada.

NOTE 2 – DEBT

Description: On September 20, 2012, Transcat entered into a credit agreement with Manufacturers and Traders Trust Company (the “M&T Credit Agreement”).  The M&T Credit Agreement provides for a three-year revolving credit facility in the amount of $20.0 million (the “M&T Revolving Credit Facility) and replaced the credit agreement dated as of November 20, 2006, as amended, with JP Morgan Chase Bank, N.A. (the “Chase Credit Agreement”).  As of December 29, 2012, $6.6 million was outstanding under the M&T Credit Agreement and is included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs:  Interest on the M&T Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the M&T Revolving Credit Facility.  Commitment fees and interest rate margins are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the M&T Credit Agreement.  The one-month LIBOR as of December 29, 2012 was 0.2%.  The Company’s interest rate for the first nine months of fiscal year 2013, including interest associated with the Chase Credit Agreement, ranged from 1.1% to 2.8%.

Covenants:  The M&T Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements, including those associated with the Chase Credit Agreement, throughout the first nine months of fiscal year 2013.

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

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At December 29, 2012, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.

Restricted Stock:  The Company grants performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.

Compensation cost ultimately recognized for these performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions.  The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 27, 2010 (“fiscal year 2010”) and as a result, issued 52 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2013.  At December 29, 2012, the Company estimated the probability of achievement for the units granted in fiscal years 2013 and 2012 to be 100% of the target levels and 75% of the target level for the units granted in the fiscal year ended March 26, 2011 (“fiscal year 2011”).  Total expense relating to performance-based restricted stock units, based on grant date fair value and the estimated probability of achievement, was $0.2 million in the first nine months of fiscal years 2013 and 2012.  Unearned compensation totaled $0.4 million as of December 29, 2012.

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

The following table summarizes the Company’s options as of and for the nine months ended December 29, 2012:

		Weighted
		Average	Weighted Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2012	597	$5.94
Granted	-	-
Exercised	(20)	3.08
Cancelled/Forfeited	(21)	6.70
Outstanding as of December 29, 2012	556	6.01	4	$470
Exercisable as of December 29, 2012	548	6.01	4	470

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2013 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 29, 2012.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of December 29, 2012 was less than $0.1 million, which is expected to be recognized over a weighted average period of less than one year.  The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2013 was less than $0.1 million.  Cash received from the exercise of options in the first nine months of fiscal year 2013 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments:  Distribution Products (“Product”) and Calibration Services (“Service”).  The Company has no inter-segment sales.  The following table presents segment information for the third quarter and the nine months ended December 29, 2012 and December 24, 2011:

	Third Quarter Ended		Nine Months Ended
	December 29,	December 24,	December 29,	December 24,
	2012	2011	2012	2011
Total Revenue:
Product Sales	$19,440	$19,382	$52,753	$53,533
Service Revenue	9,884	9,078	28,456	25,715
Total	29,324	28,460	81,209	79,248

Gross Profit:
Product	4,503	4,962	12,436	13,541
Service	2,127	1,826	6,479	5,698
Total	6,630	6,788	18,915	19,239

Operating Expenses:
Product (1)	3,263	3,108	9,497	9,409
Service (1)	2,146	2,027	6,423	6,366
Total	5,409	5,135	15,920	15,775

Operating Income (Loss):
Product	1,240	1,854	2,939	4,132
Service	(19)	(201)	56	(668)
Total	1,221	1,653	2,995	3,464

Unallocated Amounts:
Interest and Other Expense, net	37	44	135	127
Provision for Income Taxes	402	585	972	1,242
Total	439	629	1,107	1,369

Net Income	$782	$1,024	$1,888	$2,095

(1) Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

On July 16, 2012, the Company acquired substantially all of the assets of Anacor Compliance Services, Inc. (“Anacor”), a nationally recognized provider of specialized analytical, calibration, validation and remediation services to the life sciences sector including the biotechnology, medical device, and pharmaceutical industries.

The total purchase price paid for this business was approximately $3.1 million.  The assets acquired were recorded under the acquisition method of accounting at their estimated fair values as of the date of acquisition.  Goodwill, totaling $1.9 million, represents consideration paid in excess of the fair value assigned to the underlying net assets of the acquired business.  Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of the acquired business.  Intangible assets, totaling $0.6 million, are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years.  Goodwill and the intangible assets are deductible for tax purposes.  During the first nine months of fiscal year 2013, acquisition costs, totaling $0.2 million, were recorded as incurred as an administrative expense in the Consolidated Statement of Operations.  The results of operations of the acquired business were included in Transcat’s consolidated operating results as of the date the business was acquired.  Pro forma information as of the beginning of the period presented and the operating results since the date of acquisition have not been disclosed as the acquisition was not considered significant.

In connection with certain of its previous business acquisitions, the Company entered into earn out agreements with the former owners of the acquired businesses.  These agreements entitle the former owners to receive earn out payments subject to continued employment and certain post-closing financial targets, as defined in the agreements.  During the first nine months of fiscal years 2013 and 2012, payments totaling $0.1 million and $0.2 million, respectively, were earned and recorded as compensation expense in the Consolidated Statements of Operations.  Earn out consideration unpaid as of December 29, 2012 totaled $0.1 million and was included in other current liabilities in the Consolidated Balance Sheet.

In addition, certain of these previous business acquisitions contain holdback provisions, as defined in the respective purchase agreements.  The Company accrues contingent consideration relating to the holdback provisions based on their estimated fair value as of the date of acquisition.  During the first nine months of fiscal years 2013 and 2012, the Company paid less than $0.1 million in contingent consideration.  There was no unpaid contingent consideration as of December 29, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Accounts Receivable:  Accounts receivable represent amounts due from customers in the ordinary course of business.  These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets.  The allowance for doubtful accounts is based upon the expected collectibility of accounts receivable.  We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure.  After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts.  The returns reserve is calculated based upon the historical rate of returns applied to revenue over a specific timeframe.  The returns reserve will increase or decrease as a result of changes in the level of revenue and/or the historical rate of returns.

Stock-Based Compensation:  We measure the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date.  We record compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of stock awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  We did not capitalize any stock-based compensation costs as part of an asset.  We estimate forfeiture rates based on our historical experience.

We grant performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.  Compensation cost ultimately recognized for these performance-based restricted stock units will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions.  We achieved 75% of the target level for the performance-based restricted stock units granted in fiscal year 2010 and as a result, issued 52 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2013.  At December 29, 2012, we estimated the probability of achievement for the units granted in fiscal years 2013 and 2012 to be 100% of the target levels and 75% of the target level for the units granted in fiscal year 2011.

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

RESULTS OF OPERATIONS

The following table presents, for the third quarter and first nine months of fiscal years 2013 and 2012, the components of our Consolidated Statements of Operations.

	(Unaudited) Third Quarter Ended		(Unaudited) Nine Months Ended
	December 29,	December 24,	December 29,	December 24,
	2012	2011	2012	2011
Gross Margin:
Product Gross Margin	23.2%	25.6%	23.6%	25.3%
Service Gross Margin	21.5%	20.1%	22.8%	22.2%
Total Gross Margin	22.6%	23.9%	23.3%	24.3%

As a Percentage of Total Revenue:
Product Sales	66.3%	68.1%	65.0%	67.6%
Service Revenue	33.7%	31.9%	35.0%	32.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.5%	12.0%	12.1%	12.7%
Administrative Expenses	6.9%	6.1%	7.5%	7.2%
Total Operating Expenses	18.4%	18.1%	19.6%	19.9%

Operating Income	4.2%	5.8%	3.7%	4.4%

Interest and Other Expense, net	0.2%	0.1%	0.2%	0.2%

Income Before Income Taxes	4.0%	5.7%	3.5%	4.2%
Provision for Income Taxes	1.3%	2.1%	1.2%	1.6%

Net Income	2.7%	3.6%	2.3%	2.6%

THIRD QUARTER ENDED DECEMBER 29, 2012 COMPARED TO THIRD QUARTER ENDED DECEMBER 24, 2011 (dollars in thousands):

Revenue:

	Third Quarter Ended
	December 29,	December 24,
	2012	2011
Revenue:
Product Sales	$19,440	$19,382
Service Revenue	9,884	9,078
Total Revenue	$29,324	$28,460

Total revenue increased $0.9 million, or 3.0%, from the third quarter of fiscal year 2012 to the third quarter of fiscal year 2013.

Service revenue increased to $9.9 million in the third quarter of fiscal year 2013, a $0.8 million, or 8.9% increase, when compared to $9.1 million in the third quarter of fiscal year 2012.  The growth during the quarter is primarily attributed to incremental revenue associated with our recent Anacor acquisition, partially offset by a $0.2 million loss of low margin revenue from services we were outsourcing for a customer that were not repeated in fiscal year 2013.

Within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of reasons.  Among those reasons are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service segment revenue for the twelve months ended December 29, 2012 was $39.1 million, up 13.1% when compared with $34.6 million for the twelve months ended December 24, 2011, a result of organic and acquisition related growth.  Our fiscal years 2013 and 2012 service revenue growth in relation to prior fiscal year quarter comparisons is as follows:

	FY 2013			FY 2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	8.9%	19.8%	3.7%	20.1%	24.0%	10.3%	10.1%

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

	FY 2013			FY 2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	82.3%	82.6%	79.1%	80.5%	77.9%	79.0%	77.7%
Outsourced	15.3%	14.9%	18.3%	16.7%	19.7%	18.5%	19.8%
Freight Billed to Customers	2.4%	2.5%	2.6%	2.8%	2.4%	2.5%	2.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Product segment sales accounted for 66.3% of our total revenue in the third quarter of fiscal year 2013 and 68.1% of our total revenue in the third quarter of fiscal year 2012.  Product segment sales were $19.4 million in the third quarter of fiscal year 2013, consistent with the prior-year period, in spite of a challenging marketplace and competitive pricing pressures.  Our fiscal years 2013 and 2012 product sales growth (decline) in relation to prior fiscal year quarter comparisons is as follows:

	FY 2013			FY 2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Growth (Decline)	0.3%	(0.1%)	(4.8%)	19.2%	17.0%	26.0%	32.4%

Product sales were consistent year-over-year despite two fewer business days in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  Product sales increased to $319 thousand per business day in the third quarter of fiscal year 2013, a 3.6% increase when compared to $308 thousand per business day in the third quarter of fiscal year 2012.  Our product sales per business day for each fiscal quarter during the fiscal years 2013 and 2012 are as follows:

	FY 2013			FY 2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Product Sales Per Business Day	$319	$269	$260	$295	$308	$269	$268

Customer product orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Our total pending product shipments for the third quarter of fiscal year 2013 decreased by $0.7 million, or 20.9%, from the third quarter of fiscal year 2012.  Declining backorders were the primary driver of this year-over-year reduction.  Overall, variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  The following table presents the percentage of total pending product shipments that were backorders at the end of the third quarter of fiscal year 2013 and our historical trend of total pending product shipments:

	FY 2013			FY 2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,826	$2,365	$2,806	$2,670	$3,572	$3,368	$3,002
% of Pending Product Shipments that are Backorders	69.6%	68.6%	68.8%	70.9%	65.6%	73.6%	67.9%

Gross Profit:

	Third Quarter Ended
	December 29,	December 24,
	2012	2011
Gross Profit:
Product	$4,503	$4,962
Service	2,127	1,826
Total	$6,630	$6,788

Total gross profit in the third quarter of fiscal year 2013 decreased $0.2 million, or 2.3%, from the third quarter of fiscal year 2012.  Total gross margin in the third quarter of fiscal year 2013 decreased 130 basis points from the third quarter of fiscal year 2012.

Service segment gross profit increased $0.3 million, or 16.5%, from the third quarter of fiscal year 2012 to the third quarter of fiscal year 2013.  Service segment gross margin increased 140 basis points over the same time period.  While this increase demonstrates margin expansion, it was somewhat constrained by acquisition-related revenue growth and the associated incremental costs.  Because the timing of calibration orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment.  Service segment gross profit for the twelve months ended December 29, 2012 was $9.4 million, up 11.8% when compared with $8.4 million for the twelve months ended December 24, 2011, due to increased revenue. Service segment gross margin was 24.0% and 24.3% for the twelve months ended December 29, 2012 and December 24, 2011, respectively.  The following table reflects the quarterly historical trend of our calibration services gross margin as a percent of service revenues:

	FY 2013			FY 2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	21.5%	23.9%	22.9%	27.3%	20.1%	22.4%	24.1%

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

Product segment gross profit declined $0.5 million, or 9.3%, in the third quarter of fiscal year 2013 compared to the third quarter of fiscal year 2012.  As a percentage of product sales, gross profit decreased to 23.2% in the third quarter of fiscal year 2013 compared with 25.6% in the third quarter of fiscal year 2012. Our product gross profit includes a point-of-sale rebate program with a key vendor that is based on Product segment sales growth on a calendar year-over-year basis.  We experienced a decrease in our annual rebates which caused declines in our Product segment gross profit and gross margin.  The following table reflects the quarterly historical trend of our product gross margin:

	FY 2013			FY 2012
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	21.2%	21.5%	22.7%	23.3%	22.5%	23.1%	23.0%
Total Product Gross Margin (2)	23.2%	22.0%	25.7%	24.7%	25.6%	25.4%	24.8%

(1) Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2) Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	Third Quarter Ended
	December 29,	December 24,
	2012	2011
Operating Expenses:
Selling, Marketing and Warehouse	$3,386	$3,403
Administrative	2,023	1,732
Total	$5,409	$5,135

Operating expenses increased $0.3 million, or 5.3%, from the third quarter of fiscal year 2012 to the third quarter of fiscal year 2013 and included upfront costs related to our deployment of Salesforce.com, a customer relationship management (“CRM”) software program which is expected to increase the efficiency of our sales teams. Administrative expenses increased due to general increases in wages and other employee related expenses, and costs associated with acquisitions. As a percentage of total revenue, operating expenses were 18.4% and 18.1% in the third quarter of fiscal years 2013 and 2012, respectively.

Taxes:

	Third Quarter Ended
	December 29,	December 24,
	2012	2011
Provision for Income Taxes	$402	$585

Our effective tax rates for the third quarter of fiscal years 2013 and 2012 were 34.0% and 36.4%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

NINE MONTHS ENDED DECEMBER 29, 2012 COMPARED TO NINE MONTHS ENDED DECEMBER 24, 2011 (dollars in thousands):

Revenue:
	Nine Months Ended
	December 29,	December 24,
	2012	2011
Revenue:
Product Sales	$52,753	$53,533
Service Revenue	28,456	25,715
Total Revenue	$81,209	$79,248

Total revenue increased $2.0 million, or 2.5%, from the first nine months of fiscal year 2012 to the first nine months of fiscal year 2013.  Revenue increases in the Service segment were partially offset by lower sales in the Product segment.

Service revenue increased $2.7 million, or 10.7%, from the first nine months of fiscal year 2012 to the first nine months of fiscal year 2013.  The growth is attributed to higher organic revenue combined with incremental revenue from recent acquisitions, partially offset by the strategic decision not to renew $0.8 million in low margin revenue from services that we were outsourcing for a customer.

Our product sales accounted for 65.0% and 67.6% of our total revenue in the first nine months of fiscal years 2013 and 2012, respectively.  For the first nine months of fiscal year 2013, product sales decreased $0.8 million, or 1.5%, compared with the first nine months of fiscal year 2012.  Sales to both direct and reseller customers declined, reflecting general softness in the test and measurement equipment market.

Gross Profit:

	Nine Months Ended
	December 29,	December 24,
	2012	2011
Gross Profit:
Product	$12,436	$13,541
Service	6,479	5,698
Total	$18,915	$19,239

Total gross profit in the first nine months of fiscal year 2013 decreased $0.3 million, or 1.7%, from the first nine months of fiscal year 2012.  Total gross margin declined 100 basis points in the first nine months of fiscal year 2013 compared to the same period in the previous fiscal year.

Service segment gross profit increased $0.8 million, or 13.7%, from the first nine months of fiscal year 2012 to the first nine months of fiscal year 2013.  Service segment gross margin increased 60 basis points over the same time period to 22.8%.  Revenue growth in the Service segment reflected incremental revenue from recent acquisitions, which limited short-term gross margin expansion opportunity.

Product segment gross margin in the first nine months of fiscal year 2013 was 23.6% and declined 170 basis points when compared with 25.3% in the first nine months of fiscal year 2012.  Product segment gross profit decreased $1.1 million in the first nine months of fiscal year 2013 compared to the first nine months of fiscal year 2012, as a result of a decline in manufacturer rebates as well as increased price discounts extended to customers, partially offset by an increase in cooperative advertising income.

Operating Expenses:

	Nine Months Ended
	December 29,	December 24,
	2012	2011
Operating Expenses:
Selling, Marketing and Warehouse	$9,786	$10,071
Administrative	6,134	5,704
Total	$15,920	$15,775

Operating expenses increased $0.1 million from the first nine months of fiscal year 2012 to the first nine months of fiscal year 2013.  As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2013 were 19.6%, down from 19.9% in the first nine months of fiscal year 2012 reflecting lower performance-based compensation and acquisition-related expenses, partially offset by one-time sales organization restructuring charges and costs related to our deployment of Salesforce.com.

Taxes:

	Nine Months Ended
	December 29,	December 24,
	2012	2011
Provision for Income Taxes	$972	$1,242

Our effective tax rates for the first nine months of fiscal years 2013 and 2012 were 34.0% and 37.2%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows:  The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 29,	December 24,
	2012	2011
Cash Provided by (Used in):
Operating Activities	$2,350	$2,535
Investing Activities	(5,318)	(4,355)
Financing Activities	3,395	1,835

Operating Activities:   Net cash provided by operating activities was $2.4 million for the first nine months of fiscal year 2013 compared to $2.5 million in the first nine months of fiscal year 2012.  Significant working capital fluctuations were as follows:

•
Accounts Receivable:  The higher accounts receivable balance as of December 29, 2012 compared to the balance as of December 24, 2011 is reflective of an increase in quarterly revenues.  In addition, our quarter-end days sales outstanding increased slightly year-over-year.  The following table illustrates our days sales outstanding for the fiscal quarters ended December 29, 2012 and December 24, 2011:

	December 29,	December 24,
	2012	2011
Net Sales, for the last two fiscal months	$20,494	$19,838
Accounts Receivable, net	$13,868	$13,058
Days Sales Outstanding	41	39

•
Inventory/Accounts Payable:  Our inventory balance at December 29, 2012 was $6.8 million, an increase of $0.4 million when compared to $6.4 million on-hand at March 31, 2012.   Our inventory strategy includes making appropriate larger quantity, higher dollar based purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of product sales.

Investing Activities: During the first nine months of fiscal years 2013 and 2012, we invested $2.2 million and $1.2 million, respectively, into capital purchases.  Purchases made during the first nine months of fiscal year 2013 were primarily for CRM software, the expansion of our Nashville, TN laboratory, and for other service capabilities, including an additional calibration system to expand our pressure calibration capabilities. Purchases made during the first nine months of fiscal year 2012 were primarily for additional service capabilities and infrastructure improvements.  We also invested $3.1 million in business acquisitions during each of the first nine months of fiscal years 2013 and 2012.  See Note 5 of our Consolidated Financial Statements in this report for more information on acquisitions.

Financing Activities: During the first nine months of fiscal years 2013 and 2012, financing activities provided approximately $3.4 million and $1.8 million, respectively, to fund business acquisitions and capital investments.

OUTLOOK

For the long term, we continue to drive our strategy to grow the Service segment at a higher rate than our product business, both through acquisitions and organically, while continuing to expand the Product segment through increased market penetration.  Given the operating leverage inherent in the Service segment, we expect over time this growth will strengthen our earnings power.

For the fourth quarter of fiscal year 2013, we will have one less sales week compared with the prior-year period as a result of our 52/53 week fiscal cycle.  In addition, the delay in production tax credits for manufacturers in the wind industry may affect product sales for the remainder of the fiscal year.  We expect our Service segment operating income to significantly increase while we face continued margin pressure within our Product segment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average borrowing levels remained constant.  As of December 29, 2012, $20.0 million was available under our credit facility, of which $6.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio.  As of December 29, 2012, the one-month LIBOR was 0.2%.  Our interest rate for the first nine months of fiscal year 2013 ranged from 1.1% to 2.8%.  On December 29, 2012, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our net revenue for the first nine months of fiscal years 2013 and 2012 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our net revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled less than $0.1 million during the first nine months of fiscal years 2013 and 2012, was recognized as a component of other expense in the Consolidated Statements of Operations.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On December 29, 2012, we had a foreign exchange forward contract, which matured in January 2013, outstanding in the notional amount of $2.0 million. We do not use hedging arrangements for speculative purposes.

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

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

09/30/12 – 12/29/12 (2)	16,137	$6.82	16,137	$889,946

(1)  We have a share repurchase program (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers and directors, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on the NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1,000,000 in any fiscal year to repurchase the shares.  Our board of directors may terminate the Plan at any time.

(2) Shares were repurchased on December 19, 2012.

ITEM 6.  EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: February 11, 2013	/s/ Charles P. Hadeed
Charles P. Hadeed
Chief Executive Officer (Principal Executive Officer)

Date: February 11, 2013	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

* 101.INS	XBRL Instance Document

* 101.SCH	XBRL Taxonomy Extension Schema Document

* 101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

* 101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

* 101.LAB	XBRL Taxonomy Extension Label Linkbase Document

* 101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.