Form 10-K
period 2013-03-30
TRANSCAT INC
filed 2013-06-26
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

           (Mark one)
[√]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 30, 2013

or

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________     to  ____________

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
Yes [  ]     No [√]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]     No [√]

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
Yes [  ]     No [√]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $36 million.  The market value calculation was determined using the closing sale price of the registrant’s common stock on September 29, 2012, as reported on the NASDAQ Global Market.

The number of shares of common stock of the registrant outstanding as of June 17, 2013 was 7,458,981.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 10, 2013 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

PART I

ITEM 1.  BUSINESS

FORWARD-LOOKING STATEMENTS

This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”).  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast, including, among other things, the risks and uncertainties identified by us below under “Risk Factors” in Item IA of Part I of this report.  Therefore, our actual results and outcomes may materially differ from those expressed or forecast in any such forward-looking statements.  Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

BUSINESS OVERVIEW

Transcat is a leading provider of accredited calibration, repair, inspection and compliance services and distributor of professional grade handheld test, measurement and control instrumentation.  We are primarily focused on providing our products and services to the following:

•	The pharmaceutical industry and FDA-regulated businesses (such as biotechnology and medical device manufacturing);
•	Industrial manufacturing companies;
•	The energy industry and power, natural gas and water utility companies;
•	The chemical process industry; and
•	Other industries which require accuracy in their processes and confirmation of the capabilities of their equipment.

We conduct our business through two segments: service (“Service”) and distribution (“Distribution”).

Through our Service segment, we deliver precise, reliable, fast calibration and repair services.  As of our fiscal year ended March 30, 2013 (“fiscal year 2013”), we operated eighteen calibration service centers (“Calibration Centers of Excellence”) strategically located across the United States, Puerto Rico, and Canada, that collectively service over 12,000 customers.  All of our Calibration Centers of Excellence are covered by ISO/IEC 17025 scopes of accreditation which are believed to be among the best in the industry.  Our accreditation meets many international levels of quality, consistency and reliability.  See “Service Segment – Quality” below in this Item 1 for more information.

Our Service segment also offers compliance services which include remediation, validation and analytical services primarily to pharmaceutical and FDA-regulated customers. These service offerings are driven by our customers’ needs to either maintain compliance with regulations and quality standards or, in the case of remediation, to regain compliance with regulations.

CalTrak® is our proprietary documentation and asset management system which is used to manage both the workflow of our Calibration Centers of Excellence and our customers’ assets.  With CalTrak®, we are able to provide our customers with timely calibration service while optimizing our own efficiencies.  Additionally, CalTrak-Online provides our customers direct access to certificates, data, and other key documents required in the calibration process.  CalTrak® has been validated to U.S federal regulations 21CFR 820.75 and 21CFR 11, which is important to the pharmaceutical and FDA-regulated industries where federal regulations can be particularly stringent.  See Service Segment - CalTrak® below in this Item 1 for more information.

Through our Distribution segment, we market and sell national and proprietary brand instruments to approximately 15,000 customers.  Our product catalog (“Master Catalog”) and website offer access to more than 38,000 test, measurement and control instruments, including products from approximately 120 of the industry’s leading manufacturers including Fluke, GE, Emerson, Agilent, FLIR and Rosemount.  In addition, we are the exclusive worldwide distributor for Transmation and Altek products.  The majority of the instruments we sell require expert calibration service to ensure that they maintain the most precise measurements.

Our commitment to quality goes beyond the service and products we deliver.  Our sales, customer service and support teams stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it.  Since calibration is an intangible service, our customers rely on us to uphold high standards and trust in the integrity of our people and processes.

Among our customers, and representing 26% of our consolidated revenue, are Fortune 500/Global 500 companies.  Transcat has focused on the pharmaceutical and FDA-regulated industries, industrial manufacturing, energy and utility, chemical process and other industries since our founding in 1964.  We are a leading supplier of test, measurement and control instrumentation in the markets we serve.  We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, and our asset management system, CalTrak®.

Transcat was incorporated in Ohio in 1964.  We are headquartered in Rochester, New York and employ more than 400 people.  Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624.  Our telephone number is 585-352-7777.

OUR STRATEGY

Our objective is to continue to grow our Service and Distribution segments through organic revenue growth and acquisitions.

Within the Service segment, our strategy is to focus on customers that rely on accredited calibration services and/or compliance services and value superior quality to maintain the integrity of their processes and/or meet the demands of regulated business environments.  We focus on customers that require precise measurement capability for their manufacturing and testing processes to minimize risk, waste and defects.  We leverage these strategies based on our multiple locations, highly qualified technicians and breadth of capabilities.

As part of our growth strategy, we have engaged in a number of business acquisitions.  During fiscal year 2013 and the fiscal year ended March 31, 2012 (“fiscal year 2012”), we completed the following acquisitions:

•
On January 25, 2013, we acquired 7506155 Canada Inc. and its operating subsidiary, Cal-Matrix Metrology Inc. (collectively “Cal-Matrix”).  Cal-Matrix is a provider of commercial and accredited calibration and coordinate measurement inspection services to customers throughout Canada and has locations in Burlington, Ontario and Montreal, Quebec.

•
On July 16, 2012, we acquired substantially all of the assets of Anacor Compliance Services, Inc. (“Anacor”), a nationally recognized provider of specialized analytical, calibration, validation and remediation services to the life science sector.

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

Our acquisition strategy primarily targets service businesses that expand our geographic reach and leverage our infrastructure while also increasing the depth and/or breadth of our service capabilities.  Our acquisition strategy is focused on service businesses, and we expect that the growth rate of our Service segment should exceed that of our Distribution segment over the long term.

Our Distribution segment growth strategy is to be the premier distributor of leading hand-held test and measurement equipment.  In support of this strategy, we continuously add new vendors and products to ensure a market leadership position.  We have access to over 38,000 products through our vendor relationships with the goal to service all of our customers’ test and measurement instrumentation needs.

We believe our combined Distribution and Service segment offerings, experience, technical expertise and integrity create a unique and compelling value proposition for our customers.  We strive to differentiate ourselves and build barriers to competitive entry by offering the best products and services, and integrating those products and services to benefit our customers’ operations and lower their costs.

Through our acquisition of Anacor, we have expanded our service offerings and are now able to provide a more complete suite of services to pharmaceutical and FDA-regulated customers.  By adding analytical, validation and remediation services to our service offerings, we are able to further integrate into our customers’ processes.

SEGMENTS

We service our customers through two business segments:  Service and Distribution. See note 7 of our Consolidated Financial Statements in this report for financial information for these segments.  We serve approximately 12,000 and 15,000 customers through our Service and Distribution segments, respectively. While some customers are served by both of our business segments, no customer or controlled group of customers accounted for 10% or more of our total consolidated revenue in either fiscal year 2013 or 2012. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

We concentrate on attracting new customers and also on cross-selling to existing customers to increase our total revenue.  Our revenue from customers in the following geographic areas during the periods indicated, expressed as a percentage of total revenue, is as follows:

	FY 2013	FY 2012
United States	91%	91%
Canada	7%	7%
Other International	2%	2%
Total	100%	100%

SERVICE SEGMENT

Calibration.  Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some rigorously defined form.  After the calibration has been completed, a decision is made, based on rigorously defined parameters, regarding what, if anything, should be done to the unit to conform to the required standards or specifications.  The decision may be to adjust, optimize or repair a unit; limit the use, range or rating of a unit; scrap the unit; or leave the unit as is.  The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements.

Calibration improves an operation’s maximum productivity and efficiency by assuring accurate, reliable instruments and processes.  Through our Service segment, we perform periodic calibrations (typically ranging from three month to twenty-four month intervals) on new and used instruments as well as repair services for our customers.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  We can address approximately 90% to 95% of the items requested to be calibrated with our in-house capabilities.  For customers’ calibration needs in less common and highly technical disciplines, we have historically subcontracted to third party vendors that have unique or proprietary capabilities.  While typically representing less than 20% of our Service segment revenue, the management of these vendors is highly valued by our customers and our relationships have enabled us to continue our pursuit of having the broadest calibration offerings to these targeted markets.

Compliance.  Our compliance services include analytical qualification, validation and remediation services.  Analytical and validation services provide a comprehensive and highly specialized service offering focused on the pharmaceutical and FDA-regulated industries.  Our goal is to deliver specialized technical services with a quality assurance approach, which maximizes document accuracy and on-time job delivery. These industries demand knowledgeable contract services and Transcat meets these demands with GMP, GLP and GxP compliant services.  Companies within these innovative and cutting-edge industries need a reliable alternative to the original equipment manufacturers (“OEMs”) and the “generalist” service providers who cannot meet their industry-specific needs.  Remediation services are focused on assisting our customers with efforts to get back into compliance with regulations after the FDA or other government authority has taken action with respect to the customer’s operations.

Analytical services are typically based on service agreements for testing, preventative maintenance and repair and tend to generate recurring revenue.  Validation services are based on certain customer processes.  While specific validation services may not be repeated, we develop relationships with customers who may engage us for multiple unique validation services.  Remediation services are based on specific regulatory actions and are generally required by a customer for a finite period of time.  This revenue is not recurring by its nature.

Other Services. We provide other services to our customers such as repair, inspection and consulting services. These services allow us to provide “one-stop shopping” for our customers.

Strategy.  Our Service segment provides periodic calibration services for our customers’ test and measurement instruments.  We specifically target industries where quality calibrations are a critical operational component and believe calibration sourcing decisions are based on accreditation, reliability, trust, customer service, turn-around time, location, documentation, price and a one-source solution.  Our success with customers is based on the trust they have in the integrity of our people and processes.

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

In both cases, we strive to have the broadest accredited calibration offering to our targeted markets, which includes certification of our technicians pursuant to the American Society for Quality standards, complete calibration management encompassing the entire metrology function, and access to our service offerings.  We believe our calibration services are of the highest technical and quality levels, with broad ranges of accreditation.  Our quality systems are further detailed in the section entitled “Quality” below.

Our compliance services strategy is to identify and establish long-term relationships with customers who require analytical, validation, and/or remediation services.  In most cases, these customers are life science companies, including pharmaceutical companies and medical device manufacturers, and are subject to extensive government regulation.

The compliance services that we provide to these regulated customers are typically a critical component of the customer’s overall compliance program. Due to the fact that many compliance service customers operate in regulated industries, these same customers typically also require accredited calibration services.  This requirement allows a natural synergy among our compliance and calibration services.  Our strategy includes cross-selling our services within our customer accounts to maximize our revenue opportunities with each customer.

The vast majority of our compliance services are provided at the customers’ locations by our staff of highly-trained technicians.  We believe we have developed a reputation with our customers that is highly regarded and based on our technical competency and integrity.

CalTrak®.  CalTrak® and CalTrak-Online are our proprietary metrology management systems that provide a comprehensive calibration quality program.  Many of our customers have unique calibration service requirements to which we have tailored specific services.  CalTrak-Online allows our customers to track calibration data online and provides the customer with a safe and secure off-site archive of calibration records that can be accessed 24 hours a day.  Access to records data is managed through our secure password-protected website.  Calibration assets are tracked with records that are automatically cross-referenced to the equipment that was used to calibrate.  CalTrak® has also been validated to meet the most stringent requirements within the industry.

We perform approximately 200,000 calibrations annually.  These are performed at our Calibration Centers of Excellence or at the customer’s location.  During fiscal year 2013, services completed by our Calibration Centers of Excellence represented 82% of our Service revenue while approximately 16% of our Service revenue was derived from services that were subcontracted to third party vendors, and the remaining 2% was associated with other billings.  Our Service segment accounted for 36% of our total consolidated revenue in fiscal year 2013.

Marketing and Sales.  We have sales teams that seek to acquire new customers in our targeted markets and account management teams to ensure continued relationships with existing customers.  In addition, we employ our Master Catalog, supplements, mailings, journal advertising, trade shows, and the Internet to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including pharmaceutical, FDA-regulated, energy and utilities, and chemical processing.  We also target industrial manufacturing and other industries that appreciate the value of quality calibrations.  Our quality process and standards are designed to meet the needs of companies that must address regulatory requirements and/or have a strong commitment to quality and a comprehensive calibration and compliance program.

The approximate percentage of our Service revenue by industry type for the periods indicated are as follows:

	FY 2013	FY 2012
Pharmaceutical/FDA-Regulated	34%	34%
Industrial Manufacturing	22%	21%
Energy/Utilities	11%	16%
Chemical Manufacturing	7%	8%
Other	26%	21%
Total	100%	100%

Competition.   The calibration industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations, such as Transcat, to non-accredited, sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities.  A large percentage of calibration companies are small businesses that may not have a range of capabilities as broad as ours.  There are also several companies with whom we compete who have national or regional operations.  Certain of these competitors may have greater resources than us and some of them have accreditations that are similar to ours.  We differentiate ourselves from our competitors by demonstrating our commitment to quality and by having a wide range of capabilities that are tailored to the markets we serve.  Customers see the value in using our unique CalTrak-Online asset and data management program to monitor their instrument’s status, history and performance data.  We are fundamentally different from most of our competitors because we have the ability to bundle product, calibration, compliance and other services as a single source for our customers.

Competition for compliance services is comprised of both small local and regional service providers and large multi-national companies who are also OEMs.  While we are larger and financially stronger than many of the small local and regional competitors, the large OEMs are generally much larger than we are and have significantly more resources.  Our competitive advantages are our flexibility and our turn-around time.  We believe we can react to customers’ needs more quickly and effectively than our competitors.

Quality.  The accreditation process is the only system currently in existence that validates measurement competence. To ensure that the quality and consistency of our customer calibrations are consistent with the global metrology network, designed to standardize measurements worldwide, we have sought and achieved international levels of quality and accreditation.  Our Calibration Centers of Excellence are accredited to ISO/IEC 17025:2005 and ANSI/NCSL Z540-1-1994 using accrediting bodies in the United States that are signatories to the International Laboratory Accreditation Cooperation (“ILAC”).  These accrediting bodies, which are proficient in the technical aspects of the chemistry and physics that underlie metrology, provide an objective, third party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes.   Accreditation also requires that all measurement standards used for accredited measurements have a fully documented path, known as Metrological Traceability, through the National Institute of Standards and Technology or the National Research Council, (these are the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our calibration service center, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards, all inclusive of measurement uncertainties.

The importance of this international oversight to our customers is the assurance that our documents will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.  To provide the widest range of service to our customers in our target markets, our ISO/IEC 17025:2005 accreditations extend across many technical disciplines.  We believe our scope of accreditation to ISO/IEC 17025 to be the broadest for the industries we serve. Unless otherwise noted below, our calibration service centers are accredited by the National Voluntary Laboratory Accreditation Program (NVLAP).  The following table represents our capabilities for each of our Calibration Centers of Excellence as of March 30, 2013 (A=Accredited; N=Non-accredited):

WORKING-LEVEL CAPABILITIES:

	Electrical Metrology Disciplines				Dimensional Metrology Disciplines
	Direct						Parts
	Current/	High					Inspection
	Alternating	Frequency/					(Geometric
	Current	Ultra	Radio				Dimensioning
	- Low	- High	Frequency/	Luminance/			& Tolerancing/
	Frequency	Frequency	Microwave	Illuminance	Length	Optics	3-D Metrology)
Anaheim	A	A	A		A	A
Boston	A	A			A
Burlington1	A				A		A
Charlotte	A	A			A
Cherry Hill	A	A		A	A	A
Dayton	A	A			A	A
Denver	A	A	A		A	A
Houston	A	A	A		A	A	A
Lincoln	A				A
Montreal1	A
Nashville	A				A
Ottawa/Toronto	A	A	A		A
Phoenix	A				A
Portland	A	A			A	A	A
Rochester	A	A			A	A	A
San Juan	A	A			A
St. Louis	A	A			A	A

Physical Metrology Disciplines
		Particle		Gas	Relative	Mass	Pressure,
	Flow	Counters	Force	Analysis	Humidity	Weight	Vacuum
Anaheim			A		A	A	A
Boston			A		A	A	A
Burlington1					N		A
Charlotte			A	N	A	A	A
Cherry Hill	A		A	N	A	A	A
Dayton			A		A	A	A
Denver			A	N	A	A	A
Houston			A			A	A
Lincoln							A
Milwaukee2			A			A
Nashville			A			A	A
Ottawa/Toronto			A		A	A	A
Phoenix			A			A	A
Portland			A		A	A	A
Rochester		N	A		A	A	A
San Juan			A		A	A	A
St. Louis			A		A	A	A

	Physical Metrology Disciplines (continued)				Life Science Disciplines
Revolutions
			Per Minute,	Vibration,		Chemical/
	Torque	Temperature	Speed	Acceleration	Biomedical	Biological	Pharmaceutical
Anaheim	A	A	A		N	N	N
Boston	A	A	A			N
Burlington1	A	N	A			N
Charlotte	A	A	A			N
Cherry Hill	A	A	A	A	N	A	N
Dayton	A	A	A			N
Denver	A	A	A	A	N	N	N
Houston	A	A	A			N
Lincoln	A	A
Nashville	A	A	A			N
Ottawa/Toronto	A	A	A
Phoenix	A	A	A			N
Portland	A	A	A			N
Rochester	A	A	A		N	N	N
San Juan		A	A
St. Louis	A	A	A			N

REFERENCE-LEVEL CAPABILITIES:

	Dimensional	Electrical	Humidity	Mass	Vacuum	Temperature
	Standards	Standards	Standards	Standards	Standards	Standards
Burlington1	A
Charlotte	A		A
Cherry Hill			A	A	A	A
Dayton	A					A
Houston		A			A
Portland	A		A
Rochester	A		A
San Juan			A	A

(1) These two locations are accredited to ISO/IEC 17025 through the Standards Council of Canada-Calibration Laboratory Assessment Service (SCC-CLAS).
(2) Wisconsin operations regionally headquartered in Milwaukee, with locations in Madison and Green Bay, includes calibration of legal for trade (NIST Handbook 44) and industrial scales (heavy capacity, medium capacity, small capacity, vehicle, livestock, hopper, belt, platform, bench, counting, laboratory balances, etc.). These three locations are ISO/IEC 17025 accredited through ANAB/ACLASS.

DISTRIBUTION SEGMENT

Summary.  Our customers use test and measurement instruments to ensure that their processes, and ultimately their end products, are within specification.  Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements.  The industrial test and measurement instrumentation market, in those geographic areas where we predominately operate, is serviced by broad-based national distributors and niche or specialty-focused organizations such as Transcat.

Most industrial customers find that maintaining an in-house inventory of back-up test and measurement instruments is cost prohibitive.  As a result, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small quantity orders combined with a need for rapid, reliable, and complete order fulfillment.  The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel and products are typically obtained from one or more distributors.  Our catalog, website and sales activities are designed to maintain a constant presence in front of our customers to ensure we receive the order when they are ready to purchase.

The majority of the products we distribute are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities.  As a result, we evaluate Distribution sales trends over a twelve-month period as any individual month’s or quarter’s sales can be impacted by numerous factors, many of which are unpredictable and potentially non-recurring.

We believe that a customer chooses a distributor based on a number of different criteria including the timely delivery and accuracy of orders, consistent product quality, the technical competence of the representative serving them, value added services, as well as price.  Value added services include providing technical support to insure our customer receives the right product for their specific need through application knowledge and product compatibility.  We also provide calibration of product purchases, online procurement, same day shipment of in-stock items, a variety of custom product offerings and training programs.  Because of the breadth of products we offer and the services we provide, we are often a “one-stop shop” for our customers who gain the operational efficiency of dealing with just one distributor for most or all of their test and measurement instrumentation needs.

Our Distribution segment accounted for 64% of our total consolidated revenue in fiscal year 2013.  Within the Distribution segment, our routine business is comprised of customers who place orders to acquire new instrumentation or to upgrade or replace old instrumentation. Our average Distribution order is approximately $1,800.  Items are regularly added to and deleted from our product offerings on the basis of customer demand, recommendations of suppliers, sales volumes and other factors.

Marketing and Sales.  We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, our website, proactive outbound sales, and an inbound call center.  Our outbound and inbound sales teams are staffed with technically trained personnel.

Through our comprehensive Master Catalog, supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices.  The instruments typically range in price from $100 to over $25,000.

During fiscal year 2013, we circulated over 1.1 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials, of which approximately 470,000 were sent to customer contacts and approximately 660,000 were sent to potential customer contacts.  We also disseminated approximately 1.5 million e-newsletters to our list of customers and prospective customers.  Some of the key factors that determine the number of catalogs and other direct marketing materials sent to each customer include new product introductions, their market segments and the timing, frequency and monetary value of past purchases.

We use smaller catalog supplements that feature new products, promotions, or specific product categories to target existing customers and acquire new customers.  The catalog supplements are launched at varying periods throughout the year.

Customers can also purchase products online at transcat.com.  Our website serves as a growing sales channel for our products and services and provides product availability, detailed product information and advanced features such as product category search, demo videos and downloadable product specification sheets.  We have optimized the website’s search engine, streamlined order entry and have the unique ability to supplement an order with an accredited calibration.  Distribution sales via our website grew approximately 24% from fiscal year 2012 and represented 12% of our Distribution sales in fiscal year 2013.

Competition.  The distribution market for industrial test and measurement instrumentation is quite fragmented and highly competitive.   Our competitors in this market range from large national distributors and manufacturers that sell directly to customers to small local distributors. In addition, web-based distributers have become more prevalent in recent years and are increasing their market share.  Key competitive factors typically include customer service and support, quality, turnaround time, inventory availability, brand recognition and price.  To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly-trained technical sales specialists.  In order to maintain this competitive advantage, technical training is an integral part of developing our sales staff.

Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments.  We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost.  We obtain our products from approximately 550 suppliers of brand name and private-labeled equipment.  In fiscal year 2013, our top 10 vendors accounted for approximately 65% of our aggregate Distribution business.  Approximately 30% of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we service.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers whose individual purchases vary in size.  We can usually ship to our customers our top selling products the same day they are ordered.

Operations.  Our distribution operations primarily take place within an approximate 37,250 square-foot facility in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon.  The Rochester location also serves as our corporate headquarters; houses our customer service, sales and administrative functions; and has a calibration service center.  The Portland location also serves as a calibration service center. In fiscal year 2013, we shipped over 37,000 product orders in the aggregate from both locations. In addition, we have two warehouse facilities in Wisconsin that fulfill orders for scales.

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

Backlog.  Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our laboratories prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.

The following graph shows the quarter-end trend of pending product shipments and backorders for fiscal years 2012 and 2013:

CUSTOMER SERVICE AND SUPPORT

Our breadth of products and services along with our strong commitment to customer service and support enable us to satisfy our customers’ needs through convenient selection and ordering; rapid, accurate, and complete order fulfillment; and on-time delivery.

Key elements of our customer service approach are our field sales team, outbound sales team, account management team, inbound sales and customer service organization.  Most customer orders are placed through our customer service organization.  To ensure the quality of service provided, we frequently monitor our customer service through customer surveys, call monitoring and daily statistical reports.

Customers may place orders via:
•	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
•	Fax at 1-800-395-0543;
•	Telephone at 1-800-828-1470;
•	Email at sales@transcat.com; or
•	Online at transcat.com.

INFORMATION REGARDING EXPORT SALES

In each of the fiscal years 2013 and 2012, approximately 9% of our total revenue resulted from sales to customers outside the United States.  Of those sales in fiscal year 2013, approximately 31% were denominated in U.S. dollars and the remaining 69% were in Canadian dollars.  Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations.  See “Foreign Currency” in Item 7A of Part II of this report for further details.

INFORMATION SYSTEMS

We utilize a turnkey enterprise software solution from Infor called Application Plus to manage our business and operations segments.  This software includes a suite of fully integrated modules to manage our business functions, including customer service, warehouse management, inventory management, financial management, customer relations management and business intelligence.  This solution is a fully mature business package and has been subject to more than 20 years of refinement.  During fiscal year 2013, we completed implementation of customer relationship management (“CRM”) software offered by SalesForce.com.  SalesForce.com is strategically partnered with Infor, which allowed us to fully integrate the CRM software with our Infor enterprise software.

We also utilize CalTrak®, our proprietary document and asset management system, to manage documentation, workflow and customers’ assets within and amongst our calibration service centers. In addition to functioning as an internal documentation, workflow, and asset management system, CalTrak®, through CalTrak-Online, provides customers with web-based calibration cycle management service and access to documentation relating to services completed by Transcat.

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

EMPLOYEES

At the end of fiscal year 2013, we had 412 employees, compared with 338 at the end of fiscal year 2012.

EXECUTIVE OFFICERS

The following table presents certain information regarding our executive officers and certain key employees as of March 30, 2013:

Name	Age	Position
Charles P. Hadeed	63	Chief Executive Officer
Lee D. Rudow	48	President and Chief Operating Officer
John J. Zimmer	54	Senior Vice President of Finance and Chief Financial Officer
Michael P. Craig	59	Vice President of Human Resources
John P. Hennessy	64	Vice President of Sales and Marketing
Rainer Stellrecht	62	Vice President of Laboratory Operations
Jay F. Woychick	56	Vice President of Special Markets Sales and Business Development Managers
Scott D. Sutter	42	Vice President of Strategic Business Development
Derek C. Hurlburt	44	Corporate Controller

AVAILABLE INFORMATION

We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, and, therefore, we file periodic reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”).  Such reports may be read and copied at the Public Reference Room of the SEC at 100 F Street NE, Washington, D.C. 20549.  Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330.  Additionally, the SEC maintains a website (sec.gov) that contains reports, proxy statements and other information for registrants that file electronically.

We maintain a website at transcat.com.  We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports.  We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC.  The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

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

We depend on manufacturers to supply our inventory and rely on one vendor to supply a significant amount of our inventory purchases.  If our vendor fails to provide desired products to us, increases prices, or fails to timely deliver products, our revenue and gross profit could suffer.  A significant amount of our inventory purchases are made from one vendor, Fluke.  Our reliance on this vendor leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.  Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products.  If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our sales could suffer considerably.  Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand.  This is of particular significance to our business because the products we sell are often only available from one source.  Any limits to product access could materially and adversely affect our business.

Our future success may be affected by future indebtedness.  Under our revolving credit facility, as of March 30, 2013, we owed $8.0 million to our secured creditor.  We may borrow additional funds in the future to support our growth and working capital needs.  We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings.  Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding.  Changes in interest rates may have a significant effect on our payment obligations and operating results.  Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases.  If our debt burden increases to high levels, such manufacturers may restrict our credit.  Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably.  Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

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

If significant existing shareholders sell large numbers of shares of our common stock, our stock price could decline.  The market price of our common stock could decline if a large number of our shares are sold in the public market by our existing shareholders or holders of stock options or as a result of the perception that these sales could occur.  Due to the low trading volume of our common stock, the sale of a large number of shares of our common stock may significantly depress the price of our common stock.  During the first quarter of fiscal year 2013, certain shareholders who are advised by NSB Advisors LLC (“NSB”) sold a significant amount of our common stock, which reduced the price of our common stock.  According to an amendment to Schedule 13G filed by NSB dated February 11, 2013, clients of NSB held 28.4% of our common stock.  If clients of NSB or any of our other significant shareholders sell large amounts of our common stock, the price of our common stock may decline.

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

Any impairment of goodwill or other intangible assets could negatively impact our results of operations.  Our goodwill and other intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired.  Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.  Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or other intangible assets as of March 30, 2013.

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

Adverse changes in general economic conditions or uncertainty about future economic conditions could adversely affect us.  We are subject to the risks arising from adverse changes in general economic market conditions. The U.S. economy remains sluggish as it seeks to recover from a severe recession and unprecedented turmoil. The U.S. economy continues to suffer from market volatility, reduced government spending, tight credit markets, concerns of inflation, historically high unemployment, and continuing economic uncertainties. The uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay the purchase of necessary services or test and measurement instruments.  Poor economic conditions could harm our business, financial condition, operating results and cash flow.

The distribution industry is highly competitive, and we may not be able to compete successfully.   We compete with numerous companies, including several major manufacturers and distributors.  Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully.  Most of our products are available from several sources and our customers tend to have relationships with several distributors.  Competitors could obtain exclusive rights to market particular products, which we would then be unable to market.  Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us.  Industry consolidation among distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition and adversely affect our business or results of operations.  In the future, we may be unable to compete successfully and competitive pressures may reduce our sales.

We rely on our CalTrak®, Application Plus and other management information systems for inventory management, distribution, workflow, accounting and other functions.   If our CalTrak®, Application Plus and other information systems fail to adequately perform these functions or if we experience an interruption in their operation, our business and results of operations could be adversely affected.  The efficient operation of our business depends on our management information systems.   We rely on our CalTrak®, Application Plus and other management information systems to effectively manage accounting and financial functions, customer service, warehouse management, order entry, order fulfillment, inventory replenishment, documentation, asset management, and workflow.  The failure of our management information systems to perform could disrupt our business and could result in decreased revenues, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.  In addition, our management information systems are vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, terrorist attacks, power loss, or other computer systems, internet, telecommunications or data network failures.  Any such interruption could adversely affect our business and results of operations.

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

Our future success is substantially dependent upon our senior management.   Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management.  Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel, the inability of which could have an adverse effect on our business and results of operations.

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

We expect that our quarterly results of operations will fluctuate. Such fluctuation could cause our stock price to decline.   A large portion of our expenses for our Service segment, including expenses for facilities, equipment and personnel are relatively fixed.  Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter.  Our quarterly revenues and operating results have fluctuated in the past and are likely to do so in the future.  Factors such as fluctuations in industrial demand for products we sell, services we provide, and in which we operate, could cause our revenues and operating results to fluctuate.  If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price would likely decline.

Changes in accounting standards, legal requirements and the NASDAQ stock market listing standards, or our ability to comply with any existing requirements or standards, could adversely affect our operating results.   Extensive reforms relating to public company financial reporting, corporate governance and ethics, The NASDAQ Stock Market listing standards and oversight of the accounting profession have been implemented over the past several years and continue to evolve.  Compliance with these rules, regulations and standards that have resulted from such reforms has increased our accounting and legal costs and has required significant management time and attention.  In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergoes additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse effect on our results of operations.  In addition, although we believe we are in full compliance with all such existing rules, regulations and standards, should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely effected and the market price of our common stock could decline.

Our stock price may be volatile.  The stock market, from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies.  As our stock may be affected by market volatility, and by our own performance, the following factors, among others, may have a significant effect on the market price of our common stock:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table presents our leased properties as of March 30, 2013:
		Approximate
Property	Location	Square Footage
Corporate Headquarters, Distribution Center and Calibration Service Center	Rochester, NY	37,250
Calibration Service Center	Anaheim, CA	4,000
Calibration Service Center	Boston, MA	4,000
Calibration Service Center	Burlington, ON	14,152
Calibration Service Center	Charlotte, NC	4,860
Calibration Service Center	Cherry Hill, NJ	8,550
Calibration Service Center	Dayton, OH	9,000
Calibration Service Center	Denver, CO	19,441
Calibration Service Center	Houston, TX	10,333
Calibration Service Center and Warehouse (1)	Lincoln, MT	11,406
Calibration Service Center	Montreal, QC	1,443
Calibration Service Center	Nashville, TN	6,000
Calibration Service Center	Ottawa, ON	3,990
Calibration Service Center	Phoenix, AZ	4,000
Calibration Service Center and Distribution Center	Portland, OR	12,600
Calibration Service Center	San Juan, PR	1,560
Calibration Service Center	St. Louis, MO	4,400
Calibration Service Center	Toronto, ON	2,070
Compliance Services:
Service Center	Furlong, PA	1,740
Service Center	Golden, CO	2,000
United Scale & Engineering:
Service Center	Green Bay, WI	3,320
Service Center and Warehouse	Madison, WI	6,000
Service Center and Warehouse	Milwaukee, WI	16,000

(1)	Properties owned by the Company

We believe that our properties are in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “TRNS.”  As of June 17, 2013, we had approximately 534 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Global Market for each quarterly period in fiscal years 2013 and 2012:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2013:
High	$13.40	$7.00	$7.70	$7.10
Low	$6.23	$5.30	$5.12	$5.73

Fiscal Year 2012:
High	$10.98	$12.17	$12.95	$13.11
Low	$8.01	$9.33	$10.92	$11.00

DIVIDENDS

We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2013 and the previous four fiscal years (in thousands, except per share data).  Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	FY 2013	FY 2012	FY 2011	FY 2010	FY 2009
Statements of Operations Data:
Total Revenue	$112,296	$110,020	$91,186	$81,061	$75,419
Total Cost of Revenue	84,892	82,896	67,888	61,767	56,671
Gross Profit	27,404	27,124	23,298	19,294	18,748
Operating Expenses	21,458	21,696	18,711	16,913	16,062
Operating Income	5,946	5,428	4,587	2,381	2,686
Interest and Other Expense, net	228	182	105	98	167
Income Before Income Taxes	5,718	5,246	4,482	2,283	2,519
Provision for Income Taxes	2,014	1,944	1,694	832	963
Net Income	$3,704	$3,302	$2,788	$1,451	$1,556

Share Data:
Basic Earnings Per Share	$0.50	$0.45	$0.38	$0.20	$0.21
Basic Average Shares Outstanding	7,404	7,309	7,290	7,352	7,304
Diluted Earnings Per Share	$0.49	$0.43	$0.37	$0.19	$0.21
Diluted Average Shares Outstanding	7,592	7,651	7,521	7,549	7,469
Closing Price Per Share	$6.36	$13.11	$8.00	$7.14	$4.90

	As of or for the Fiscal Years Ended
	March 30, 2013	March 31, 2012	March 26, 2011	March 28, 2010	March 29, 2009
Balance Sheets and Working Capital Data:
Inventory, net	$6,803	$6,396	$7,571	$5,906	$4,887
Property and Equipment, net	6,885	5,306	5,253	4,163	4,174
Goodwill and Intangible Assets, net	21,283	15,839	13,648	11,272	9,014
Total Assets	55,047	44,977	41,360	35,713	29,391
Depreciation and Amortization	2,702	2,896	2,293	2,080	1,897
Capital Expenditures	2,657	1,391	1,647	1,128	1,775
Long-Term Debt	8,017	3,365	5,253	2,532	3,559
Shareholders' Equity	31,650	27,378	23,329	20,257	18,619

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operational Overview.  We are a leading provider of accredited calibration, repair, inspection and compliance services and a distributor of professional grade handheld test, measurement and control instrumentation.

We operate our business through two reportable business segments, Service and Distribution, which offer a range of services and products to the same customer base.

Our strength in our Service segment is based upon our wide range of disciplines and our investment in the quality systems that are required in our targeted market segments.  Our services range from the calibration and repair of a single unit to managing a customer’s entire calibration program.  We believe our Service segment offers an opportunity for long-term growth and the potential for continuing revenue from established customers with regular calibration cycles and recurring compliance services requirements.

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

Sales in our Distribution segment can be heavily impacted by changes in the economic environment.  As customers increase or decrease capital and discretionary spending, our Distribution sales will typically be directly impacted.  The majority of our products are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities.  Year-over-year sales growth in any one quarter can be impacted by a number of factors including the addition of new product offerings or channels of distribution.

We evaluate revenue growth in both of our business segments against a trailing twelve month trend, and not by analyzing any single quarter.

Financial Overview.  In evaluating our results for fiscal year 2013, the following factors should be taken into account:

•
Fiscal year 2013 and the fourth quarter of fiscal year 2013 operating results include 52 weeks and 13 weeks, respectively, compared to 53 weeks and 14 weeks for the corresponding periods for fiscal year 2012.

•
Fiscal year 2013 operating results include a full year of operations from CMC and Newark, whereas, fiscal year 2012 operating results included such operations from their dates of acquisition on April 5, 2011 and September 8, 2011, respectively.

•	Fiscal year 2013 operating results include those of Anacor and Cal-Matrix from their dates of acquisition on July 16, 2012 and January 25, 2013, respectively.

Total revenue for fiscal year 2013 was $112.3 million, a 2.1% increase compared with total revenue of $110.0 million for fiscal year 2012.  Service revenue increased 11.7% to $40.7 million, or 36.2% of total revenue, in fiscal year 2013.  Of our Service revenue in fiscal year 2013, 82.1% was generated by our Calibration Centers of Excellence while 15.5% was generated through subcontracted third party vendors, compared with 78.9% and 18.6%, respectively, in fiscal year 2012.  The balance of Service revenue was associated with other charges.

Distribution sales decreased 2.7% to $71.6 million, or 63.8% of total revenue, in fiscal year 2013. Sales to domestic customers comprised 89.1% of total Distribution sales in fiscal year 2013, while 7.5% were to Canadian customers and 3.4% were to customers in other international markets.

Gross margin for fiscal year 2013 was 24.4%, a 30 basis point decrease compared with gross margin of 24.7% in fiscal year 2012.  Service gross margin increased to 25.3% in fiscal year 2013 compared with 23.7% in fiscal year 2012, while Distribution gross margin was 23.9% in fiscal year 2013 compared with 25.1% in fiscal year 2012.

Operating expenses were $21.5 million, or 19.1% of total revenue, in fiscal year 2013 compared with $21.7 million, or 19.8% of total revenue, in fiscal year 2012. Operating income was $5.9 million in fiscal year 2013 compared with $5.4 million in fiscal year 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is a summary of our most critical accounting policies.  See Note 1 of our Consolidated Financial Statements for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Use of Estimates.  The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, probability of achievement for performance-based restricted stock units, depreciable lives of fixed assets and estimated lives of our major catalogs and intangible assets.  Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment.  The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes.  Actual results could differ from those estimates.  Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

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

Inventory.  Inventory consists of products purchased for resale and is valued at the lower of cost or market.  Costs are determined using the average cost method of inventory valuation.  Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of our inventory.  We evaluate the adequacy of the reserve on a quarterly basis.  At March 30, 2013 and March 31, 2012, we had reserves for inventory losses totaling $0.5 million and $0.7 million, respectively.

Property and Equipment, Depreciation and Amortization.  Property and equipment are stated at cost.  Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment, and Software	2 – 15
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 10
Buildings	39

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

Goodwill and Intangible Assets.  Goodwill represents costs in excess of fair values assigned to the underlying net assets of an acquired business.  Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business.  We estimate the fair value of our reporting units using the fair market value measurement requirement.

We test goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist.  Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We have determined that no impairment was indicated as of March 30, 2013 and March 30, 2012.

Catalog Costs.  We capitalize the cost of each Master Catalog mailed and amortize the cost over the respective catalog’s estimated productive life.  We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized.  We amortize the cost of each Master Catalog over an eighteen month period and amortize the cost of each catalog supplement over a three month period.  Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.3 million as of March 30, 2013 and $0.4 million as of March 31, 2012.

Deferred Taxes.  We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes.  Deferred taxes are provided in recognition of these temporary differences.  If necessary, a valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized based on an assessment of both positive and negative evidence.  See “Taxes” below and Note 4 of our Consolidated Financial Statements for further details.

Stock-Based Compensation.  We measure the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock units, based on the fair market value of the award as of the grant date.  We record compensation cost related to unvested equity awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  We did not capitalize any stock-based compensation costs as part of an asset.  We estimate forfeiture rates based on our historical experience.

We grant performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.  Compensation cost ultimately recognized for these performance-based restricted stock units will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, we record compensation cost based on an assessment of the probability of achieving the performance conditions.  We achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 27, 2010 and as a result, issued 52 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2013.  At March 30, 2013, we achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 26, 2011, and we estimated the probability of achievement for the performance-based restricted stock units granted in fiscal years 2013 and 2012 to be 100% and 125% of the target levels, respectively.

See Note 6 of our Consolidated Financial Statements for further disclosure regarding our stock-based compensation.

Revenue Recognition.  Distribution sales are recorded when an order’s title and risk of loss transfers to the customer.  We recognize the majority of our Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer.  Some of our Service revenue is generated from managing customers’ calibration programs in which we recognize revenue in equal amounts at fixed intervals.  We generally invoice our customers for freight, shipping, and handling charges.  Provisions for customer returns are provided for in the period the related revenues are recorded based upon historical data.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2013 and 2012, the components of our Consolidated Statements of Operations.

	FY 2013	FY 2012
Gross Profit Percentage:
Distribution Gross Profit	23.9%	25.1%
Service Gross Profit	25.3%	23.7%
Total Gross Profit	24.4%	24.7%

As a Percentage of Total Revenue:
Distribution Sales	63.8%	66.9%
Service Revenue	36.2%	33.1%
Total Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.6%	12.5%
Administrative Expenses	7.5%	7.3%
Total Operating Expenses	19.1%	19.8%

Operating Income	5.3%	4.9%

Interest and Other Expense, net	0.2%	0.1%

Income Before Income Taxes	5.1%	4.8%
Provision for Income Taxes	1.8%	1.8%
Net Income	3.3%	3.0%

FISCAL YEAR ENDED MARCH 30, 2013 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2012 (dollars in thousands):

Revenue:

	For the Years Ended
	March 30,	March 31,
	2013	2012
Revenue:
Distribution	$71,641	$73,614
Service	40,655	36,406
Total	$112,296	$110,020

Total revenue increased $2.3 million, or 2.1%, from fiscal year 2012 to fiscal year 2013.

Service revenue, which accounted for 36.2% and 33.1% of our total revenue in fiscal years 2013 and 2012, respectively, increased 11.7% from fiscal year 2012 to fiscal year 2013.  This growth was primarily due to business acquisitions.

Within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of factors.  Among those factors are the variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of service orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment.  Our fiscal years 2013 and 2012 Service revenue growth in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2013				FY 2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	14.1%	8.9%	19.8%	3.7%	20.1%	24.0%	10.3%	10.1%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines.  Accordingly, over the long-term, we expect to outsource 15% to 20% of Service revenue to third party vendors for calibration beyond our chosen scope of capabilities.  During any individual quarter, we could fluctuate beyond these percentages.  We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances.  The following table presents the source of our Service revenue and the percent of Service revenue for each quarter during fiscal years 2013 and 2012:

	FY 2013				FY 2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	83.7%	82.3%	82.6%	79.1%	80.5%	77.9%	79.0%	77.7%
Outsourced	14.1%	15.3%	14.9%	18.3%	16.7%	19.7%	18.5%	19.8%
Freight Billed to Customers	2.2%	2.4%	2.5%	2.6%	2.8%	2.4%	2.5%	2.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 63.8% and 66.9% of our total revenue in fiscal years 2013 and 2012, respectively.  Year-over-year Distribution sales decreased $2.0 million, or 2.7%.  Both the economic environment and eight fewer business days in fiscal year 2013 versus fiscal year 2012 contributed to this decline.  Our fiscal years 2013 and 2012 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2013				FY 2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(5.9%)	0.3%	(0.1%)	(4.8%)	19.2%	17.0%	26.0%	32.4%

Although Distribution sales declined in fiscal year 2013, Distribution sales per business day increased to $287 thousand in fiscal year 2013, compared with $285 thousand in fiscal year 2012. Our Distribution sales per business day for each fiscal quarter during the fiscal years 2013 and 2012 are as follows:

	FY 2013				FY 2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$300	$319	$269	$260	$295	$308	$269	$268

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Our total pending product shipments increased $0.3 million, or 11.2%, at the end of fiscal year 2013 compared to the balance at the end of fiscal year 2012. Increased backorders and orders awaiting credit approval were the primary drivers for this year-over-year increase.  Variations in pending product shipments can be impacted by several factors, including the timing product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2013 and 2012 and our historical trend of total pending product shipments:

	FY 2013				FY 2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,968	$2,826	$2,365	$2,806	$2,670	$3,572	$3,368	$3,002

% of Pending Product Shipments that are Backorders	71.9%	69.6%	68.6%	68.8%	70.9%	65.6%	73.6%	67.9%

Gross Profit:

	For the Years Ended
	March 30,	March 31,
	2013	2012
Gross Profit:
Distribution	$17,102	$18,504
Service	10,302	8,620
Total	$27,404	$27,124

Total gross profit in fiscal year 2013 increased by $0.3 million, or 1.0%, from fiscal year 2012.  As a percentage of total revenue, total gross margin declined 30 basis points over the same time period.

Service gross profit increased $1.7 million, or 19.5%, from fiscal year 2012 to fiscal year 2013.  Service gross margin increased 160 basis points from fiscal year 2012 to fiscal year 2013, primarily due to increased revenue combined with continued cost control.  Our annual and quarterly Service gross margins are a function of several factors.  Our organic Service revenue growth provides incremental gross margin growth by leveraging the relatively fixed cost structure of this segment.  Service revenue growth from our recent business acquisitions, while providing a base for future organic revenue growth, may moderate or reduce our gross margins as we acquire additional fixed costs.  The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2013				FY 2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	31.3%	21.5%	23.9%	22.9%	27.3%	20.1%	22.4%	24.1%

We evaluate Distribution gross profit from two perspectives.  Channel gross profit includes net sales less the direct cost of inventory sold.  Our Distribution gross profit includes channel gross profit as well as the impact of vendor rebates, cooperative advertising income, freight billed to customers, freight expenses and direct shipping costs.  In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, and the timing of periodic vendor rebates and cooperative advertising income received from suppliers.

Total Distribution gross margin in fiscal year 2013 was 23.9%, a decrease of 120 basis points when compared with 25.1% in fiscal year 2012.  Distribution gross profit decreased $1.4 million in fiscal year 2013 compared to fiscal year 2012, primarily a result of increased price discounts extended to customers and lower vendor rebates, partially offset by increased cooperative advertising income.  The following table presents the quarterly historical trend of our Distribution gross profit as a percent of Distribution sales:

	FY 2013				FY 2012
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	20.8%	21.2%	21.5%	22.7%	23.3%	22.5%	23.1%	23.0%
Total Distribution Gross Margin (2)	24.7%	23.2%	22.0%	25.7%	24.7%	25.6%	25.4%	24.8%

(1) Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2) Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:
	For the Years Ended
	March 30,	March 31,
	2013	2012
Operating Expenses:
Selling, Marketing and Warehouse	$13,001	$13,751
Administrative	8,457	7,945
Total	$21,458	$21,696

Operating expenses decreased $0.2 million, or 1.1%, from fiscal year 2012 to fiscal year 2013.  As a percentage of total revenue, operating expenses in fiscal year 2013 improved to 19.1% from 19.8% in fiscal year 2012 reflecting lower performance-based compensation, partially offset by one-time sales organization restructuring charges, implementation costs of our customer relationship management software and additional direct marketing expenses.

Taxes:

	For the Years Ended
	March 30,	March 31,
	2013	2012
Provision for Income Taxes	$2,014	$1,944

Our effective tax rates for fiscal years 2013 and 2012 were 35.2% and 37.1%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.  See Note 3 to our Consolidated Financial Statements for further discussion about our credit facility.

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 30,	March 31,
	2013	2012
Cash Provided by (Used in):
Operating Activities	$5,241	$6,259
Investing Activities	(9,686)	(4,513)
Financing Activities	4,772	(1,751)

Operating Activities:   Cash provided by operating activities for fiscal year 2013 was $5.2 million compared to $6.3 million in fiscal year 2012.  Significant working capital fluctuations were as follows:

•
Inventory/Accounts Payable:  Inventory balance at March 30, 2013 was $6.8 million, an increase of $0.4 million when compared to $6.4 million on-hand at March 31, 2012.   Our inventory strategy includes making appropriate larger quantity, higher dollar based purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of Distribution sales.

•
Receivables:  We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable.  The following table illustrates our days sales outstanding from fiscal year 2012 to fiscal year 2013:

	March 30, 2013	March 31, 2012
Net Sales, for the last two fiscal months	$22,984	$23,820
Accounts Receivable, net	$15,411	$13,800
Days Sales Outstanding	40	38

Investing Activities: In fiscal year 2013, we invested $9.7 million in cash, of which $7.0 million was used for business acquisitions and $2.7 million was used to purchase property and equipment, primarily to support Service segment growth. In fiscal year 2012, we used $4.5 million of cash in investing activities, including $3.1 million for business acquisitions and $1.4 million to purchase property and equipment primarily for additional service capabilities and infrastructure projects.

Financing Activities:  During fiscal year 2013, we received $4.8 million in cash from financing activities, including $4.7 million from our revolving line of credit and $0.2 million from the issuance of common stock through the exercise of stock options.  We used $1.8 million in cash for financing activities in fiscal year 2012, including $1.9 million to reduce our revolving line of credit and $0.2 million to repurchase shares of common stock. In addition, we received $0.4 million of cash in fiscal year 2012 from the issuance of common stock through the exercise of stock options and warrants.

Contractual Obligations and Commercial Commitments.  The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements (in millions):

	Payments Due By Period
	Less Than	1-3	3-5	More than
	1 Year	Years	Years	5 Years	Total
Revolving Line of Credit (1)	$-	$8.0	$-	$-	$8.0
Operating Leases	1.6	2.4	1.5	0.9	6.4
Total Contractual Cash Obligations	$1.6	$10.4	$1.5	$0.9	$14.4

(1)  Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes the interest portion of the debt obligation.

OUTLOOK

The deepening of our geographic reach and expansion of our capabilities in our Services segment should continue to drive growth, margin expansion and cash flow generation in fiscal year 2014.  In addition, we expect to realize the full year impact of our fiscal year 2013 acquisitions, our expanded focus on strategic business development and the benefit of investments made in our sales organization. We expect this will more than offset an increasingly price competitive marketplace for our Distribution segment and a stagnant economy.  We expect that we will experience disproportionately higher year-over-year operating income growth in our second and third quarters of fiscal year 2014.

The successful implementation of our strategies has resulted in revenue growth of nearly 60% and earnings per share growth of over 50% in the last five years. While maintaining our position as the premier source for the highest quality test and measurement instruments, we believe we are making measureable headway in capturing a greater share of the calibration services market. Looking ahead, we believe we can continue to grow our top line, leverage our infrastructure and further strengthen our earnings power.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average borrowing levels remained constant.  As of March 30, 2013, $20.0 million was available under our credit facility, of which $8.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of March 30, 2013, the one-month LIBOR was 0.2%. Our interest rate for fiscal year 2013 ranged from 1.1% to 2.8%. On March 30, 2013, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our revenues for fiscal years 2013 and 2012 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in each of fiscal years 2013 and 2012, was recognized as a component of other expense in the Consolidated Statements of Operations.  The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged.  On March 30, 2013, we had two foreign exchange contracts, which mature in April 2013 and January 2014, outstanding in the notional amounts of $4.1 million and $2.0 million, respectively.  We do not use hedging arrangements for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (“the Company”) as of March 30, 2013 and March 31, 2012 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries as of March 30, 2013 and March 31, 2012, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Freed Maxick CPAs, P.C.
Freed Maxick CPAs, P.C.
Buffalo, New York
June 26, 2013

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 30, 2013	March 31, 2012

Distribution Sales	$71,641	$73,614
Service Revenue	40,655	36,406
Total Revenue	112,296	110,020

Cost of Distribution Sales	54,539	55,110
Cost of Services Sold	30,353	27,786
Total Cost of Revenue	84,892	82,896

Gross Profit	27,404	27,124

Selling, Marketing and Warehouse Expenses	13,001	13,751
Administrative Expenses	8,457	7,945
Total Operating Expenses	21,458	21,696

Operating Income	5,946	5,428

Interest and Other Expense, net	228	182

Income Before Income Taxes	5,718	5,246
Provision for Income Taxes	2,014	1,944

Net Income	$3,704	$3,302

Basic Earnings Per Share	$0.50	$0.45
Average Shares Outstanding	7,404	7,309

Diluted Earnings Per Share	$0.49	$0.43
Average Shares Outstanding	7,592	7,651

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Years Ended
	March 30, 2013	March 31, 2012

Net Income	$3,704	$3,302

Other Comprehensive Income (Loss):
Currency Translation Adjustment	2	(9)
Unrecognized Prior Service Cost, net of tax	1	(32)
Unrealized Gain on Other Asset, net of tax	30	4
	33	(37)

Comprehensive Income	$3,737	$3,265

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 30, 2013	March 31, 2012
ASSETS
Current Assets:
Cash	$406	$32
Accounts Receivable, less allowance for doubtful accounts of $118 and $99 as of March 30, 2013 and March 31, 2012, respectively	15,411	13,800
Other Receivables	977	845
Inventory, net	6,803	6,396
Prepaid Expenses and Other Current Assets	1,134	1,064
Deferred Tax Asset	1,087	1,041
Total Current Assets	25,818	23,178
Property and Equipment, net	6,885	5,306
Goodwill	17,592	13,390
Intangible Assets, net	3,691	2,449
Other Assets	1,061	654
Total Assets	$55,047	$44,977

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,883	$7,516
Accrued Compensation and Other Liabilities	3,979	5,171
Income Taxes Payable	465	366
Total Current Liabilities	13,327	13,053
Long-Term Debt	8,017	3,365
Deferred Tax Liability	551	139
Other Liabilities	1,502	1,042
Total Liabilities	23,397	17,599

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,423,507 and 7,840,994 shares issued as of March 30, 2013 and March 31, 2012, respectively; 7,423,507 and 7,341,007 shares outstanding as of March 30, 2013 and March 31, 2012, respectively	3,712	3,920
Capital in Excess of Par Value	10,616	10,810
Accumulated Other Comprehensive Income	481	448
Retained Earnings	16,841	14,394
Less: Treasury Stock, at cost, 498,782 shares as of March 31, 2012	-	(2,194)
Total Shareholders' Equity	31,650	27,378
Total Liabilities and Shareholders' Equity	$55,047	$44,977

See accompanying notes to consolidated financial statements.

  TRANSCAT, INC.
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (In Thousands)

	For the Years Ended
	March 30, 2013	March 31, 2012
Cash Flows from Operating Activities:
Net Income	$3,704	$3,302
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Deferred Income Taxes	43	91
Depreciation and Amortization	2,702	2,896
Provision for Accounts Receivable and Inventory Reserves	162	76
Stock-Based Compensation Expense	343	553
Change in Contingent Consideration	-	(50)
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(842)	(1,981)
Inventory	(294)	989
Prepaid Expenses and Other Assets	(914)	(863)
Accounts Payable	1,389	(681)
Accrued Compensation and Other Liabilities	(1,070)	1,811
Income Taxes Payable	18	116
Net Cash Provided by Operating Activities	5,241	6,259

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(2,657)	(1,391)
Business Acquisitions, net of cash acquired	(7,029)	(3,122)
Net Cash Used in Investing Activities	(9,686)	(4,513)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Line of Credit, net	4,652	(1,888)
Payment of Contingent Consideration	(72)	(94)
Issuance of Common Stock	239	436
Repurchase of Common Stock	(110)	(247)
Excess Tax Benefits Related to Stock-Based Compensation	63	42
Net Cash Provided by (Used in) Financing Activities	4,772	(1,751)

Effect of Exchange Rate Changes on Cash	47	5

Net Increase in Cash	374	-
Cash at Beginning of Fiscal Year	32	32
Cash at End of Fiscal Year	$406	$32

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$118	$131
Income Taxes, net	$1,890	$1,693

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$-	$100

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par	Accum- ulated Other Compre- hensive	Retained	Treasury Stock Outstanding at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 26, 2011	7,759	$3,880	$10,066	$485	$11,092	499	$(2,194)	$23,329
Issuance of Common Stock	84	42	394					436
Repurchase of Common Stock	(21)	(11)	(236)					(247)
Stock-Based Compensation			408					408
Restricted Stock	18	9	136					145
Tax Benefit from Stock-Based Compensation			42					42
Other Comprehensive Loss				(37)				(37)
Net Income					3,302			3,302

Balance as of March 31, 2012	7,840	3,920	10,810	448	14,394	499	(2,194)	27,378
Issuance of Common Stock	46	23	216					239
Retirement of Treasury Stock	(498)	(249)	(763)		(1,182)	(499)	2,194	-
Repurchase of Common Stock	(16)	(8)	(27)		(75)			(110)
Stock-Based Compensation	52	26	317					343
Tax Benefit from Stock-Based Compensation			63					63
Other Comprehensive Gain				33				33
Net Income					3,704			3,704

Balance as of March 30, 2013	7,424	$3,712	$10,616	$481	$16,841	-	$-	$31,650

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)

NOTE 1 – GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration, repair, inspection and compliance services and distributor of professional grade handheld test, measurement and control instrumentation primarily for pharmaceutical and FDA-regulated, industrial manufacturing, energy and utilities, chemical process, and other industries.

Principles of Consolidation:  The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly-owned subsidiaries, Transmation (Canada) Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC and Anacor Acquisition, LLC (“Anacor Acquisition”).  All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:  The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, probability of achievement for performance-based restricted stock units, depreciable lives of fixed assets and estimated lives of major catalogs and intangible assets.  Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment.  The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes.  Actual results could differ from those estimates.  Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year:  Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March.  In a 52-week fiscal year, each of the four quarters is a 13-week period.  In a 53-week fiscal year, the last quarter is a 14-week period.  The fiscal year ended March 30, 2013 (“fiscal year 2013”) consisted of 52 weeks. The fiscal year ended March 31, 2012 (“fiscal year 2012”) consisted of 53 weeks.

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

Inventory:  Inventory consists of products purchased for resale and is valued at the lower of cost or market.  Costs are determined using the average cost method of inventory valuation.  Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory.  The Company evaluates the adequacy of the reserve on a quarterly basis.  At March 30, 2013 and March 31, 2012, the Company had reserves for inventory losses totaling $0.5 million and $0.7 million, respectively.

Property and Equipment, Depreciation and Amortization:  Property and equipment are stated at cost.  Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

	Years
Machinery, Equipment and Software	2	–	15
Furniture and Fixtures	3	–	10
Leasehold Improvements	2	–	10
Buildings			39

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

Goodwill and Intangible Assets:  Goodwill represents costs in excess of fair values assigned to the underlying net assets of an acquired business.  Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business.  The Company estimates the fair value of its reporting units using the fair market value measurement requirement.

During fiscal year 2012, the Company implemented Accounting Standards Update (“ASU”) No. 2011-08, Intangibles-Goodwill and Other (“ASU 2011-08”).  This standard simplified how an entity is required to test goodwill for impairment and allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  Under ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.

The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist.  Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company determined that no impairment was indicated as of March 30, 2013 and March 31, 2012.

A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 26, 2011	$8,031	$3,635	$11,666	$1,069	$913	$1,982
Additions (see Note 9)	-	1,728	1,728	-	1,206	1,206
Amortization	-	-	-	(345)	(392)	(737)
Currency Translation Adjustment	-	(4)	(4)		(2)	(2)
Net Book Value as of March 31, 2012	8,031	5,359	13,390	724	1,725	2,449
Additions (see Note 9)	-	4,234	4,234	-	2,062	2,062
Amortization	-	-	-	(239)	(563)	(802)
Currency Translation Adjustment	-	(32)	(32)	-	(18)	(18)
Net Book Value as of March 30, 2013	$8,031	$9,561	$17,592	$485	$3,206	3,691

The intangible assets are being amortized on an accelerated basis over their estimated useful life of up to 10 years.  Amortization expense relating to intangible assets is expected to be $1.0 million in the fiscal year ending March 29, 2014 (“fiscal year 2014”), $0.8 million in fiscal year 2015, $0.6 million in fiscal year 2016, $0.5 million in fiscal year 2017 and $0.3 million in fiscal year 2018.

Catalog Costs:  Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life.  The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized.  The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period.  Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.3 million as of March 30, 2013 and $0.4 million as of March 31, 2012.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At March 30, 2013 and March 31, 2012, investment assets totaled $0.6 million and $0.2 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options, warrants and restricted stock units, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested equity awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During fiscal years 2013 and 2012, the Company recorded non-cash stock-based compensation cost in the amount of $0.3 million and $0.6 million, respectively, in the Consolidated Statements of Operations.

Revenue Recognition:  Distribution sales are recorded when an order’s title and risk of loss transfers to the customer.  The Company recognizes the majority of its service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer.  Some service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals.  The Company generally invoices its customers for freight, shipping, and handling charges.  Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Vendor Rebates:  Vendor rebates are based on a specified cumulative level of purchases and incremental distribution sales and are recorded as a reduction of cost of distribution sales.   Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter.  Point of sale rebate programs are based upon annual year-over-year sales performance on a calendar year basis and are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement.

Cooperative Advertising Income:  Transcat records cash consideration received from a vendor for advertising as a reduction of cost of distribution sales as the related inventory is sold.  The Company recorded, as a reduction of cost of distribution sales, consideration in the amount of $1.8 million and $1.4 million in fiscal years 2013 and 2012, respectively.

Shipping and Handling Costs:  Freight expense and direct shipping costs are included in the cost of revenue.  These costs were approximately $1.8 million and $1.9 million for fiscal years 2013 and 2012, respectively.  Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses.  These costs were $0.8 million in each of the fiscal years ended 2013 and 2012.

Foreign Currency Translation and Transactions:  The accounts of Transmation (Canada) Inc.ears 2004 and 2005evedative level of purchases andual amounts at fixed intervals.   activity is performed the shipped and are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities, have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period.  Gains and losses arising from translation of Transmation (Canada) Inc.’s balance sheets into U.S. dollars are recorded directly to the accumulated other comprehensive income component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was less than $0.1 million for each of the fiscal years 2013 and 2012.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled less than $0.1 million in each of the fiscal years 2013 and 2012, was recognized as a component of other expense in the Consolidated Statements of Operations.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On March 30, 2013, the Company had two foreign exchange contracts, which mature in April 2013 and January 2014, outstanding in the notional amounts of $4.1 million and $2.0 million, respectively.  The Company does not use hedging arrangements for speculative purposes.

Comprehensive Income: Other comprehensive income is comprised of net income, currency translation adjustments, unrecognized prior service costs, net of tax and unrealized gains on other assets, net of tax.  At March 30, 2013, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.  At March 31, 2012, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-02, Comprehensive Income: Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”).  This standard requires entities to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety. For other amounts that are not required under GAAP to be reclassified in their entirety, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The Company implemented ASU 2013-02 effective December 29, 2012 and there was no impact on its Consolidated Financial Statements.

Earnings Per Share:  Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share of common stock reflect the assumed conversion of stock options, warrants, and unvested restricted stock units using the treasury stock method in periods in which they have a dilutive effect.  In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options, warrants, and unvested restricted stock units and the related tax benefits are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

For fiscal years 2013 and 2012, the net additional common stock equivalents had a $.01 and $.02 per share effect, respectively, on the calculation of dilutive earnings per share.  The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 30, 2013	March 31, 2012
Average Shares Outstanding – Basic	7,404	7,309
Effect of Dilutive Common Stock Equivalents	188	342
Average Shares Outstanding – Diluted	7,592	7,651
Anti-dilutive Common Stock Equivalents	464	398

Reclassification of Amounts:  Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 30, 2013	March 31, 2012
Machinery, Equipment and Software	$21,661	$19,199
Furniture and Fixtures	2,065	1,989
Leasehold Improvements	1,544	1,333
Buildings and Land	675	675
Total Property and Equipment	25,945	23,196
Less: Accumulated Depreciation and Amortization	(19,060)	(17,890)
Total Property and Equipment, net	$6,885	$5,306

Total depreciation and amortization expense amounted to $1.4 million in fiscal year 2013 and $1.6 million in fiscal year 2012.

NOTE 3 – DEBT

Description.  On September 20, 2012, Transcat entered into a credit agreement with Manufacturers and Traders Trust Company (the “M&T Credit Agreement”). The M&T Credit Agreement provides for a three-year revolving credit facility in the amount of $20.0 million (the “M&T Revolving Credit Facility”) and replaced the credit agreement dated as of November 20, 2006, as amended, with JP Morgan Chase Bank, N.A. (the “Chase Credit Agreement”). As of March 30, 2013, $8.0 million was outstanding under the M&T Revolving Credit Facility and is included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs.  Interest on the M&T Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the M&T Revolving Credit Facility. Commitment fees and interest rate margins are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the M&T Credit Agreement. The one-month LIBOR as of March 30, 2013 was 0.2%. The Company’s interest rate for fiscal year 2013, including interest associated with the Chase Credit Agreement, ranged from 1.1% to 2.8%.

Covenants.  The M&T Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements, including those associated with the Chase Credit Agreement, throughout fiscal year 2013.

Loan Costs.  Costs associated with the M&T Credit Agreement, totaling less than $0.1 million, are being amortized over the term of the agreement. On September 20, 2012, unamortized costs associated with the Chase Credit Agreement totaling less than $0.1 million were written off and recorded as interest expense in the Consolidated Statement of Operations.

Other Terms.  The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the M&T Revolving Credit Facility.

NOTE 4 – INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statements of Operations is as follows:

	FY 2013	FY 2012
United States	$6,188	$5,679
Foreign	(470)	(433)
Total	$5,718	$5,246

The net provision for income taxes for fiscal years 2013 and 2012 is as follows:

	FY 2013	FY 2012
Current Tax Provision:
Federal	$1,701	$1,685
State	270	168
	1,971	1,853
Deferred Tax Provision (Benefit):
Federal	113	117
State	(70)	(26)
	43	91
Provision for Income Taxes	$2,014	$1,944

A reconciliation of the income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Operations is as follows:

	FY 2013	FY 2012
Federal Income Tax at Statutory Rate	$1,944	$1,784
State Income Taxes, net of Federal benefit	229	210
Other, net	(159)	(50)
Total	$2,014	$1,944

The components of the net deferred tax assets (liabilities) are as follows:

	March 30, 2013	March 31, 2012
Current Deferred Tax Assets:
Accrued Liabilities	$333	$306
Performance-Based Grants	483	476
Other	271	259
Total Current Deferred Tax Assets	1,087	1,041

Non-Current Deferred Tax Assets (Liabilities):
Goodwill and Intangible Assets	(1,449)	(1,129)
Depreciation	(777)	(475)
Stock-Based Compensation	780	794
Other Liabilities	556	377
Foreign Tax Credits	-	36
Other	339	258
Total Non-Current Deferred Tax Liabilities	(551)	(139)

Net Deferred Tax Assets	$536	$902

Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary.  The Company considers undistributed earnings, if any, as permanently reinvested in the subsidiary.  Therefore, the determination of a deferred tax liability on unremitted earnings would not be practicable because such liability, if any, would depend on circumstances existing if and when remittance occurs.  At March 30, 2013, there were no undistributed earnings. As of March 30, 2013, the Company has net operating loss carry forwards, relating to its foreign subsidiary, of $0.9 million, which are available to offset future taxable income of the subsidiary through March 2033.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada.  The Company is no longer subject to examination by U.S. federal income tax authorities for the fiscal years 2009 and prior, by state tax authorities for the fiscal years 2007 and prior, and by Canadian tax authorities for the fiscal years 2005 and prior.  There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

During fiscal years 2013 and 2012, there were no uncertain tax positions, and the Company expects no material uncertain tax positions within the next twelve months.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes.  No interest or penalties related to uncertain tax positions were recognized in fiscal years 2013 and 2012 or were accrued at March 30, 2013 and March 31, 2012.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan.  All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided certain qualifications are met.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement.  Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were $0.5 million in fiscal year 2013 and $0.4 million in fiscal year 2012.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Board of Directors.  The Company made no profit sharing contributions in fiscal years 2013 and 2012.

Non-Qualified Deferred Compensation Plan.  The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers.  Participants are fully vested in their contributions.  At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service.  During each of the fiscal years 2013 and 2012, the Company made matching contributions of less than $0.1 million.  Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period.  In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of general creditors.  The liability for compensation deferred under the NQDC Plan was $0.6 million as of March 30, 2013 and $0.2 million as of March 31, 2012 and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Postretirement Health Care Plans.  The Company has a defined benefit postretirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).  The Company also had a defined benefit postretirement health care plan which provided limited reimbursement to eligible non-officer participants for the cost of individual medical insurance coverage (the “Non-Officer Plan”).  During fiscal year 2012, the Non-Officer Plan was discontinued with benefits accrued only for employees who had met the plan’s eligibility requirements on or before March 31, 2012.  The Company satisfied its obligation under the Non-Officer Plan by paying all remaining benefits, totaling less than $0.1 million, during fiscal year 2013.

The change in the postretirement benefit obligation is as follows:

	FY 2013	FY 2012
Postretirement benefit obligation, at beginning of fiscal year	$780	$706
Service cost	59	127
Interest cost	41	40
Benefits paid	(68)	(12)
Actuarial loss	75	71
Curtailment gain	-	(152)
Postretirement benefit obligation, at end of fiscal year	887	780
Fair value of plan assets, at end of fiscal year	-	-
Funded status, at end of year	$(887)	$(780)

Accumulated postretirement benefit obligation, at end of fiscal year	$887	$780

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets.  The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2013	FY 2012
Net periodic postretirement benefit cost:
Service cost	$59	$127
Interest cost	41	40
Amortization of prior service cost	58	13
	158	180
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(58)	(13)
Net loss	58	65
	-	52
Total recognized in net periodic benefit cost and other comprehensive income	$158	$232

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$258	$258

The prior service cost is amortized over the average remaining life expectancy of active participants for the Officer Plan.  The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during fiscal year 2014 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third party actuary.  Assumptions used to determine the postretirement benefit obligation and the net periodic benefit cost were as follows:

	March 30, 2013	March 31, 2012
Weighted average discount rate	4.5%	4.7%

Medical care cost trend rate:
Trend rate assumed for next year	8.0%	8.5%
Ultimate trend rate	5.0%	5.0%
Year that rate reaches ultimate trend rate	2021	2020

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%

Benefit payments are funded by the Company as needed.  Payments toward the cost of a retiree’s medical and dental coverage are initially determined as a percentage of a base coverage plan in the year of retirement and are limited to increase at a rate of no more than 50% of the annual increase in medical and dental costs, as defined in the plan document.  The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

Fiscal Year	Amount
2014	$51
2015	57
2016	62
2017	62
2018	56
Thereafter	599

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation and the annual net periodic cost by $0.1 million.  A one percentage point decrease in the healthcare cost trend would decrease the accumulated postretirement benefit obligation and the annual net periodic cost by $0.1 million.

NOTE 6 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 30, 2013, the number of shares available for future grant under the 2003 Plan totaled 0.2 million.

Restricted Stock:  The Company grants performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.

Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions.  The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 27, 2010 and as a result, issued 52 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2013.  At March 30, 2013, the Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 26, 2011 and estimated the probability of achievement for the performance-based restricted stock units granted in fiscal years 2013 and 2012 to be 100% and 125% of the target levels, respectively. Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.3 million in each of the fiscal years 2013 and 2012.  Unearned compensation totaled $0.4 million as of March 30, 2013.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2013 and 2012:

	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of March 26, 2011	654	$5.77
Exercised	(57)	3.98
Outstanding as of March 31, 2012	597	5.94
Exercised	(21)	3.08
Forfeited	(22)	6.57
Outstanding as of March 30, 2013	554	6.02	4	$505
Exercisable as of March 30, 2013	548	6.02	4	505

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2013 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 30, 2013.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 30, 2013 was less than $0.1 million, which is expected to be recognized in less than one year.  The aggregate intrinsic value of stock options exercised in fiscal years 2013 and 2012 was less than $0.1 million and $0.5 million, respectively.  Cash received from the exercise of options was less than $0.1 million in fiscal year 2013 and $0.2 million in fiscal year 2012.

Warrants:  Transcat maintained a warrant plan for directors (the “Directors’ Warrant Plan”).  Under the Directors’ Warrant Plan, as amended, warrants were granted to non-employee directors to purchase common stock at the fair market value at the date of grant.  All warrants authorized for issuance pursuant to the Directors’ Warrant Plan had been granted as of August 16, 2006.

The following table summarizes the Company’s warrants:

	Number Of Shares	Weighted Average Exercise Price Per Share
Outstanding as of March 26, 2011	17	5.80
Exercised	(17)	5.80
Outstanding as of March 31, 2012	-	-

The aggregate intrinsic value of warrants exercised in fiscal year 2012 was $0.1 million.  Cash received from the exercise of warrants was less than $0.1 million in fiscal year 2012.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments:  Distribution and Service.  The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements.  The Company has no inter-segment sales.  The following table presents segment and geographic data for fiscal years 2013 and 2012:

	FY 2013	FY 2012
Revenue:
Distribution	$71,641	$73,614
Service	40,655	36,406
Total	112,296	110,020

Gross Profit:
Distribution	17,102	18,504
Service	10,302	8,620
Total	27,404	27,124

Operating Expenses:
Distribution (1)	12,467	12,901
Service (1)	8,991	8,795
Total	21,458	21,696

Operating Income (Loss):
Distribution (1)	4,635	5,603
Service (1)	1,311	(175)
Total	5,946	5,428

Unallocated Amounts:
Interest and Other Expense, net	228	182
Provision for Income Taxes	2,014	1,944
Total	2,242	2,126

Net Income	$3,704	$3,302

	FY 2013	FY 2012
Total Assets:
Distribution	$25,932	$25,531
Service	24,785	16,428
Unallocated	4,330	3,018
Total	$55,047	$44,977

Depreciation and Amortization (2):
Distribution	$962	$937
Service	1,740	1,959
Total	$2,702	$2,896

Capital Expenditures:
Distribution	$193	$248
Service	2,464	1,143
Total	$2,657	$1,391

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$101,850	$99,848
Canada	7,873	7,324
Other International	2,573	2,848
Total	$112,296	$110,020

Long-Lived Assets:
United States (4)	$6,400	$5,081
Canada	485	225
Total	$6,885	$5,306

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Including amortization of catalog costs.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases:  Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases.  Total rental expense was approximately $1.8 million in fiscal year 2013 and $1.6 million in fiscal year 2012.  The minimum future annual rental payments under the non-cancelable leases at March 30, 2013 are as follows (in millions):

Fiscal Year
2014	$1.6
2015	1.3
2016	1.1
2017	0.9
2018	0.6
Thereafter	0.9
Total minimum lease payments	$6.4

NOTE 9 – BUSINESS ACQUISITIONS

The Company has engaged in a number of business acquisitions.  During fiscal years 2013 and 2012, Transcat completed the following:

•
On January 25, 2013, the Company, through Transmation (Canada) Inc., acquired 7506155 Canada Inc. and its operating subsidiary, Cal-Matrix Metrology Inc. (collectively “Cal-Matrix”).  Cal-Matrix is a provider of commercial and accredited calibration and coordinate measurement inspection services to customers throughout Canada and has locations in Burlington, Ontario and Montreal, Quebec.

•
On July 16, 2012, the Company, through Anacor Acquisition, acquired substantially all of the assets of Anacor Compliance Services, Inc. (“Anacor”), a nationally recognized provider of specialized analytical, calibration, validation and remediation services to the life science sector.

•
On September 8, 2011, the Company acquired the calibration services division of Newark Corporation (“Newark”), a provider of calibration and repair services to customers located primarily in Arizona, Colorado and Tennessee.

•	On April 5, 2011, the Company acquired substantially all of the assets of CMC Instrument Services, Inc. (“CMC”), a Rochester, New York-based provider of dimensional calibration and repair services.

These transactions align with the Company’s acquisition strategy of targeting service businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

The acquisitions were accounted for using the acquisition method of accounting.  Goodwill represents the excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired.  Other intangible assets, namely customer base and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses.  Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years.  Goodwill and the intangible assets relating to the Anacor, Newark and CMC acquisitions are deductible for tax purposes.  Goodwill and the intangible assets relating to the Cal-Matrix acquisition are not deductible for tax purposes.

The total purchase price paid for the businesses acquired in fiscal year 2013 was approximately $7.0 million.  The following is a summary of the purchase price allocation, in the aggregate, for the businesses acquired in fiscal year 2013:

Allocation of Purchase Price:
Goodwill		$4,234
Intangible Assets – Customer Base		1,493
Intangible Assets – Covenants Not to Compete		569
Deferred Tax Liability		(375)
		5,921
Plus:	Current Assets	1,184
	Non-Current Assets	331
Less:	Current Liabilities	(407)
Total Purchase Price		$7,029

The total purchase price paid for the businesses acquired in fiscal year 2012 was approximately $3.1 million, with $1.7 million and $1.2 million allocated to goodwill and intangible assets, respectively.  Acquisition costs of $0.4 million in fiscal year 2013 and $0.2 million in fiscal year 2012 were recorded as incurred as an administrative expense in the Consolidated Statement of Operations.

The results of operations of the acquired businesses are included in Transcat’s consolidated operating results as of the date the businesses were acquired.  The following unaudited pro forma information presents the Company’s results of operations as if the business acquisitions completed in fiscal year 2013 had occurred at the beginning of each period presented.  The unaudited pro forma information does not include the business acquisitions completed in fiscal year 2012 as the impact of those acquisitions was not considered significant.  The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions set forth had occurred on the date indicated or what the Company’s results of operations will be in future periods.

	(Unaudited)
	FY 2013	FY 2012

Total Revenue	$115,708	$115,783
Net Income	$4,382	$3,996
Basic Earnings Per Share	$0.59	$0.55
Diluted Earnings Per Share	$0.58	$0.52

In connection with certain business acquisitions consummated prior to fiscal year 2012, the Company entered into earn out agreements with the former owners of the acquired businesses.  These agreements entitled the former owners to receive earn out payments subject to continued employment and certain post-closing financial targets, as defined in the agreements.  Payments earned and recorded as compensation expense in the Consolidated Statements of Operations totaled $0.1 million in fiscal year 2013 and $0.2 million in fiscal year 2012.  There was no unpaid earn out consideration as of March 30, 2013.

Certain of the Company’s business acquisitions contain holdback provisions, as defined in the respective purchase agreements.  The Company accrues contingent consideration relating to the holdback provisions based on their estimated fair value as of the date of acquisition.  The Company paid less than $0.1 million in contingent consideration in each of the fiscal years 2013 and 2012.  There was no unpaid contingent consideration as of March 30, 2013.

NOTE 10 – QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2013 and 2012:

	Total Revenues	Gross Profit	Net Income	Basic Earnings Per Share (a)	Diluted Earnings Per Share (a)
FY 2013:
Fourth Quarter	$31,087	$8,489	$1,816	$0.24	$0.24
Third Quarter	29,324	6,630	782	0.11	0.10
Second Quarter	26,788	6,078	745	0.10	0.10
First Quarter	25,097	6,207	361	0.05	0.05

FY 2012:
Fourth Quarter	$30,772	$7,885	$1 ,207	$0.16	$0.16
Third Quarter	28,460	6,788	1,024	0.14	0.13
Second Quarter	25,183	6,153	746	0.10	0.10
First Quarter	25,605	6,298	325	0.04	0.04

(a)
Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options, warrants and non-vested restricted stock units, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

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

An evaluation was performed under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including the principal executive officer and the principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 30, 2013.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2013 Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2013 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2013 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2013 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2013 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2013 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 30, 2013:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)
Number of securities
	Number of securities			remaining available
	to be issued		Weighted average	for future issuance under
	upon exercise of		exercise price of	equity compensation plans
	outstanding options,		outstanding options,	(excluding securities
Plan category	warrants and rights		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	652	(1)	$5.12	175
Equity compensation plans not approved by security holders	-		-	-
Total	652		$5.12	175

(1)	Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 of our Consolidated Financial Statements in Item 8 of Part II.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2013 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2013 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2013 Annual Meeting of Shareholders under the heading “Ratification of Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2013 fiscal year end.

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

TRANSCAT, INC.

Date: June 26, 2013	/s/ Charles P. Hadeed
By:	Charles P. Hadeed
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 26, 2013	/s/ Charles P. Hadeed	Director, Chief Executive Officer
	Charles P. Hadeed	(Principal Executive Officer)

June 26, 2013	/s/ John J. Zimmer	Senior Vice President of Finance and
	John J. Zimmer	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

June 26, 2013	/s/ Carl E. Sassano	Chairman of the Board of Directors
Carl E. Sassano

June 26, 2013	/s/ Francis R. Bradley	Director
Francis R. Bradley

June 26, 2013	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 26, 2013	/s/ Nancy D. Hessler	Director
Nancy D. Hessler

June 26, 2013	/s/ Paul D. Moore	Director
Paul D. Moore

June 26, 2013	/s/ Harvey J. Palmer	Director
Harvey J. Palmer

June 26, 2013	/s/ Alan H. Resnick	Director
Alan H. Resnick

June 26, 2013	/s/ John T. Smith	Director
John T. Smith

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws

	3.1
The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.1	Certificate of Amendment to Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

	3.2	Code of Regulations, as amended through October 26, 2009, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 29, 2009.

(10)	Material contracts

#	10.1
Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Appendix D to the Company’s definitive proxy statement filed on July 10, 2006 in connection with the 2006 Annual Meeting of Shareholders.

#	10.2
Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.

#	10.3
Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#	10.4
Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#	10.5
Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.

#	10.6
Form of Award Notice for Performance-Based Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 28, 2009.

*#	10.7	Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated.

	10.8
Credit Agreement dated as of November 21, 2006 by and between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 28, 2006.

	10.9
Amendment Number One to Credit Agreement dated as of August 14, 2008 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

	10.10
Amendment No. 2 to Credit Agreement dated February 26, 2010 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 27, 2010.

	10.11
Amendment Number Three to Credit Agreement dated as of January 15, 2011 between Transcat, Inc. and JPMorgan Chase Bank, N.A. is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2011.

	10.12
Credit Facility Agreement dated as of September 20, 2012 by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.

	10.13
Master Security Agreement dated September 20, 2012 by and between Transcat, Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC, Anacor Acquisition, LLC and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.

	10.14
Lease Addendum between Gallina Development Corporation and Transcat, Inc. dated June 2, 2008 is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

#	10.15
Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.16	Certain compensation information for Lee D. Rudow, Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on November 4, 2011.

#	10.17
Certain compensation information for Lee D. Rudow, President and Chief Operating Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on September 13, 2012.

	10.18	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

	10.19	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.20
Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

#	10.21
Agreement for Severance Upon Change in Control between Transcat, Inc. and Charles P. Hadeed, as amended and restated, dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

*#	10.22	Employment Agreement between the Company and Charles P. Hadeed dated as of April 1, 2013.

(11)	Statement re computation of per share earnings

		Computation can be clearly determined from the Consolidated Statements of Operations and Comprehensive Income included in this Form 10-K under Item 8.

(16)	Letter re change in certifying accountant

	16.1
Letter from BDO USA, LLP to the Securities and Exchange Commission dated September 19, 2011 is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on September 21, 2011.

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries

(23)	Consents of experts and counsel

*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

*	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

**	101.INS XBRL Instance Document

**	101.SCH XBRL Taxonomy Extension Schema Document

**	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

**	101.LAB XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________________

*	Exhibit filed with this report.

#	Management contract or compensatory plan or arrangement.

**
Pursuant to Rule 406T of Regulation S-T, the information in this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.