Form 10-Q
period 2013-06-29
TRANSCAT INC
filed 2013-08-12
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 29, 2013

or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to ______________

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
Yes [  ]   No [X]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 6, 2013 was 7,362,526.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 29, 2013	June 30, 2012

Distribution Sales	$16,971	$16,365
Service Revenue	11,739	8,732
Total Revenue	28,710	25,097

Cost of Distribution Sales	12,953	12,155
Cost of Services Sold	8,543	6,735
Total Cost of Revenue	21,496	18,890

Gross Profit	7,214	6,207

Selling, Marketing and Warehouse Expenses	3,701	3,441
Administrative Expenses	2,361	2,172
Total Operating Expenses	6,062	5,613

Operating Income	1,152	594

Interest and Other Expense, net	4	47

Income Before Income Taxes	1,148	547
Provision for Income Taxes	427	186

Net Income	$721	$361

Basic Earnings Per Share	$0.10	$0.05
Average Shares Outstanding	7,442	7,375

Diluted Earnings Per Share	$0.09	$0.05
Average Shares Outstanding	7,691	7,681

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 29, 2013	June 30, 2012

Net Income	$721	$361

Other Comprehensive Income (Loss):
Currency Translation Adjustment	-	(5)
Unrecognized Prior Service Cost, net of tax	9	(82)
Unrealized Loss on Other Assets, net of tax	(4)	(4)
	5	(91)

Comprehensive Income	$726	$270

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 29, 2013	March 30, 2013
ASSETS
Current Assets:
Cash	$577	$406
Accounts Receivable, less allowance for doubtful accounts of $117 and $118 as of June 29, 2013 and March 30, 2013, respectively	13,626	15,411
Other Receivables	1,479	977
Inventory, net	7,025	6,803
Prepaid Expenses and Other Current Assets	1,183	1,134
Deferred Tax Asset	1,106	1,087
Total Current Assets	24,996	25,818
Property and Equipment, net	6,654	6,885
Goodwill	17,508	17,592
Intangible Assets, net	3,395	3,691
Other Assets	1,136	1,061
Total Assets	$53,689	$55,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$6,474	$8,883
Accrued Compensation and Other Liabilities	3,545	3,979
Income Taxes Payable	344	465
Total Current Liabilities	10,363	13,327
Long-Term Debt	8,653	8,017
Deferred Tax Liability	545	551
Other Liabilities	1,591	1,502
Total Liabilities	21,152	23,397

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,459,981 and 7,423,507 shares issued and outstanding as of June 29, 2013 and March 30, 2013, respectively	3,730	3,712
Capital in Excess of Par Value	10,759	10,616
Accumulated Other Comprehensive Income	486	481
Retained Earnings	17,562	16,841
Total Shareholders' Equity	32,537	31,650
Total Liabilities and Shareholders' Equity	$53,689	$55,047

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 29, 2013	June 30, 2012
Cash Flows from Operating Activities:
Net Income	$721	$361
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Gain on Disposal of Property and Equipment	(30)	-
Deferred Income Taxes	(34)	(218)
Depreciation and Amortization	729	600
Provision for Accounts Receivable and Inventory Reserves	116	70
Stock-Based Compensation Expense	113	75
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,265	1,662
Inventory	(314)	(808)
Prepaid Expenses and Other Assets	(211)	(346)
Accounts Payable	(2,409)	(1,254)
Accrued Compensation and Other Liabilities	(330)	(2,089)
Income Taxes Payable	(121)	(147)
Net Cash Used in Operating Activities	(505)	(2,094)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(354)	(453)
Proceeds from Sale of Property and Equipment	218	-
Net Cash Used in Investing Activities	(136)	(453)

Cash Flows from Financing Activities:
Proceeds from Revolving Line of Credit, net	636	2,487
Payments of Contingent Consideration	-	(14)
Issuance of Common Stock	53	80
Net Cash Provided by Financing Activities	689	2,553

Effect of Exchange Rate Changes on Cash	123	6

Net Increase in Cash	171	12
Cash at Beginning of Period	406	32
Cash at End of Period	$577	$44

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$27	$22
Income Taxes, net	$577	$553

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par	Accumulated Other Comprehensive	Retained
	Shares	Amount	Value	Income	Earnings	Total

Balance as of March 30, 2013	7,424	$3,712	$10,616	$481	$16,841	$31,650
Issuance of Common Stock	8	4	49	-	-	53
Stock-Based Compensation	28	14	99	-	-	113
Tax Expense from Stock-
Based Compensation	-	-	(5)	-	-	(5)
Other Comprehensive Income	-	-	-	5	-	5
Net Income	-	-	-	-	721	721

Balance as of June 29, 2013	7,460	$3,730	$10,759	$486	$17,562	$32,537

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration, repair, inspection and compliance services and distributor of professional grade handheld test, measurement and control instrumentation primarily for the life science, biotechnology, medical device, pharmaceutical and other FDA-regulated industries, industrial manufacturing, energy and utilities, chemical manufacturing, and other industries.

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included.  The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year.  The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 30, 2013 (“fiscal year 2013”) contained in the Company’s 2013 Annual Report on Form 10-K filed with the SEC.

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At June 29, 2013 and March 30, 2013, investment assets totaled $0.6 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During the first quarter of the fiscal year ending March 29, 2014 (“fiscal year 2014”) and fiscal year 2013, the Company recorded non-cash stock-based compensation cost of $0.1 million and less than $0.1 million, respectively, in the Consolidated Statements of Income.

Foreign Currency Translation and Transactions: The accounts of Transmation (Canada) Inc., a wholly-owned subsidiary of the Company, are maintained in the local currency and have been translated to U.S. dollars.  Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period.  Gains and losses arising from translation of Transmation (Canada) Inc.’s balance sheets into U.S. dollars are recorded directly to the accumulated other comprehensive income component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was less than $0.1 million in the first quarter of fiscal years 2014 and 2013.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled a gain of $0.2 million during the first quarter of fiscal year 2014 and a gain of less than $0.1 million during the first quarter of fiscal year 2013, was recognized in other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On June 29, 2013, the Company had two foreign exchange contracts, which mature in July 2013 and January 2014, outstanding in the notional amounts of $4.1 million and $2.0 million, respectively. The Company does not use hedging arrangements for speculative purposes.

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

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 29, 2013	June 30, 2012
Average Shares Outstanding – Basic	7,442	7,375
Effect of Dilutive Common Stock Equivalents	249	306
Average Shares Outstanding – Diluted	7,691	7,681
Anti-dilutive Common Stock Equivalents	501	428

Subsequent Event:  On July 10, 2013, the Company repurchased 100 thousand shares of its common stock from an unaffiliated shareholder in a privately-negotiated transaction for $7.00 per share.

NOTE 2 – DEBT

Description:  Transcat, through its credit agreement (the “Credit Agreement”), which matures in September 2015, has a revolving credit facility in the amount of $20.0 million (the “Revolving Credit Facility”).  As of June 29, 2013, $8.7 million was outstanding under the Revolving Credit Facility and is included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs:  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility.  Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement.  The one-month LIBOR as of June 29, 2013 was 0.2%.  The Company’s interest rate for the first quarter of fiscal year 2014 was 1.15%.

Covenants:  The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2014.

Other Terms:  The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At June 29, 2013, the number of shares available for future grant under the 2003 Plan totaled less than 0.1 million.

Restricted Stock:  The Company grants performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.

Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions.  The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 26, 2011 (“fiscal year 2011”) and as a result, issued 28 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2014.  At June 29, 2013, the Company estimated the probability of achievement for the units granted in fiscal years 2014 and 2013 to be 100% of the target levels and 125% of the target levels for the units granted in the fiscal year ended March 31, 2012 (“fiscal year 2012”).  Total expense relating to performance-based restricted stock units, based on grant date fair value and the estimated probability of achievement, was $0.1 million in the first quarter of fiscal year 2014 and less than $0.1 million in the first quarter of fiscal year 2013.  Unearned compensation totaled $0.9 million as of June 29, 2013.

Stock Options:  Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first quarter ended June 29, 2013:

	Number Of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 30, 2013	554	$6.02
Granted	-	-
Exercised	(1)	2.20
Cancelled/Forfeited	(2)	7.72
Outstanding as of June 29, 2013	551	6.03	4	$634
Exercisable as of June 29, 2013	545	6.02	3	632

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2014 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 29, 2013.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of June 29, 2013 was less than $0.1 million, which is expected to be recognized in less than one year.  The aggregate intrinsic value of stock options exercised in the first quarter of fiscal year 2014 was less than $0.1 million.  Cash received from the exercise of options in the first quarter of fiscal year 2014 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments:  distribution (“Distribution”) and service (“Service”).  The Company has no inter-segment sales.  The following table presents segment information for the first quarters ended June 29, 2013 and June 30, 2012:

	First Quarter Ended
	June 29, 2013	June 30, 2012
Revenue:
Distribution Sales	$16,971	$16,365
Service Revenue	11,739	8,732
Total	28,710	25,097

Gross Profit:
Distribution	4,018	4,210
Service	3,196	1,997
Total	7,214	6,207

Operating Expenses:
Distribution (1)	3,327	3,358
Service (1)	2,735	2,255
Total	6,062	5,613

Operating Income (Loss):
Distribution (1)	691	852
Service (1)	461	(258)
Total	1,152	594

Unallocated Amounts:
Interest and Other Expense, net	4	47
Provision for Income Taxes	427	186
Total	431	233

Net Income	$721	$361

(1)  Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:  This report and, in particular, the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this report, contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.  These include statements concerning expectations, estimates, and projections about the industry, management beliefs and assumptions of Transcat, Inc. (“Transcat”, “we”, “us”, or “our”).  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and variations of such words and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to forecast.  Therefore, our actual results and outcomes may materially differ from those expressed or forecasted in any such forward-looking statements.  When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained elsewhere in this report and in any documents incorporated herein by reference.  New risks and uncertainties arise from time to time and we cannot predict those events or how they may affect us.  For a more detailed discussion of the risks and uncertainties that may affect Transcat’s operating and financial results and its ability to achieve its financial objectives, interested parties should review the “Risk Factors” sections in Transcat’s reports filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended March 30, 2013.  Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 30, 2013.

RESULTS OF OPERATIONS

The following table presents, for the first quarter of fiscal years 2014 and 2013, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 29, 2013	June 30, 2012
Gross Profit Percentage:
Distribution Gross Profit	23.7%	25.7%
Service Gross Profit	27.2%	22.9%
Total Gross Profit	25.1%	24.7%

As a Percentage of Total Revenue:
Distribution Sales	59.1%	65.2%
Service Revenue	40.9%	34.8%
Total Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.9%	13.7%
Administrative Expenses	8.2%	8.6%
Total Operating Expenses	21.1%	22.3%

Operating Income	4.0%	2.4%

Interest and Other Expense, net	0.0%	0.2%

Income Before Income Taxes	4.0%	2.2%
Provision for Income Taxes	1.5%	0.8%

Net Income	2.5%	1.4%

FIRST QUARTER ENDED JUNE 29, 2013 COMPARED TO FIRST QUARTER ENDED JUNE 30, 2012 (dollars in thousands):

Revenue:

	First Quarter Ended
	June 29, 2013	June 30, 2012
Revenue:
Distribution	$16,971	$16,365
Service	11,739	8,732
Total	$28,710	$25,097

Total revenue increased $3.6 million, or 14.4%, from the first quarter of fiscal year 2013 to the first quarter of fiscal year 2014.

Service revenue increased $3.0 million, or 34.4%, from the first quarter of fiscal year 2013 to the first quarter of fiscal year 2014.  The growth can be attributed to both incremental revenue associated with recent business acquisitions and organic growth.

Within any year, while we add new customers, we also have customers from the prior year whose calibrations may not repeat for any number of reasons.  Among those reasons are variations in the timing of customer periodic calibrations on instruments and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of Service orders and segment expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service revenue for the twelve months ended June 29, 2013 was $43.7 million, up 18.9% when compared with $36.7 million for the twelve months ended June 30, 2012.  Our fiscal years 2014 and 2013 Service revenue growth in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2014	FY 2013
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	34.4%	14.1%	8.9%	19.8%	3.7%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  Our strategy continues to focus our investments in the core electrical, temperature, pressure and dimensional disciplines.  Accordingly, over the long-term, we expect to outsource 15% to 20% of our Service revenue to third party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate outside this percent range.  Individual quarters and the expected long-term percent of outsourced revenue could also be impacted by the outsourcing requirements of acquired companies.  We will continue to evaluate the need for capital investments that could provide more in-house capabilities for our staff of technicians and reduce the need for third party vendors in certain instances.  The following table presents the sources of our Service revenue and the percentage of Service revenue derived from each source for each quarter of fiscal years 2014 and 2013:

	FY 2014	FY 2013
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	83.7%	83.7%	82.3%	82.6%	79.1%
Outsourced	14.2%	14.1%	15.3%	14.9%	18.3%
Freight Billed to Customers	2.1%	2.2%	2.4%	2.5%	2.6%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 59.1% of our total revenue in the first quarter of fiscal year 2014 and 65.2% of our total revenue in the first quarter of fiscal year 2013.  Distribution sales increased $0.6 million, or 3.7%, in the first quarter of fiscal year 2014, partially aided by one additional business day compared with the first quarter of fiscal year 2013.  Our fiscal years 2014 and 2013 Distribution sales growth (decline) in relation to prior fiscal year quarter comparisons was as follows:

	FY 2014	FY 2013
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	3.7%	(5.9%)	0.3%	(0.1%)	(4.8%)

Our average Distribution sales per business day increased to $265 in the first quarter of fiscal year 2014 compared with $260 in the first quarter of fiscal year 2013.  Our Distribution sales per business day for each quarter during the fiscal years 2014 and 2013 were as follows:

	FY 2014	FY 2013
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$265	$300	$319	$269	$260

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Our total pending product shipments for the first quarter of fiscal year 2014 increased by $0.6 million, or 22.3%, from the first quarter of fiscal year 2013.  This increase was primarily driven by increased backorders and orders awaiting calibration or installation.  Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  The following table presents our historical trend of total pending product shipments and the percentage of total pending product shipments that were backorders at the end each quarter of fiscal years 2014 and 2013:

	FY 2014	FY 2013
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,433	$2,968	$2,826	$2,365	$2,806
% of Pending Product Shipments that are Backorders	68.7%	71.9%	69.6%	68.6%	68.8%

Gross Profit:

	First Quarter Ended
	June 29, 2013	June 30, 2012
Gross Profit:
Distribution	$4,018	$4,210
Service	3,196	1,997
Total	$7,214	$6,207

Total gross profit in the first quarter of fiscal year 2014 increased $1.0 million, or 16.2%, from the first quarter of fiscal year 2013.  Total gross margin in the first quarter of fiscal year 2014 increased 40 basis points from the first quarter of fiscal year 2013.

Service gross profit in the first quarter of fiscal year 2014 increased $1.2 million, or 60.0% from the first quarter of fiscal year 2013.  Service gross margin increased 430 basis points over the same period in the prior fiscal year to 27.2%, driven by increased operating leverage achieved through higher organic revenue growth.  Because of the impact of business acquisitions and service orders with existing customers, segment expenses can vary on a quarter-to-quarter basis.  We believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service gross profit for the twelve months ended June 29, 2013 was $11.5 million, up 33.9% when compared with $8.6 million for the twelve months ended June 30, 2012.  The following table reflects the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2014	FY 2013
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	27.2%	31.3%	21.5%	23.9%	22.9%

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

Distribution gross profit declined 4.6% to $4.0 million in the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013.  As a percent of Distribution sales, Distribution gross margin declined to 23.7% in the first quarter of fiscal year 2014 compared with 25.7% in the first quarter of fiscal year 2013.  The decrease in gross margin was the result of competitive pricing pressures and direct versus reseller sales mix. The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of total Distribution sales:

	FY 2014	FY 2013
	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	20.5%	20.8%	21.2%	21.5%	22.7%
Total Distribution Gross Margin (2)	23.7%	24.7%	23.2%	22.0%	25.7%

(1)  Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)  Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	First Quarter Ended
	June 29, 2013	June 30, 2012
Operating Expenses:
Selling, Marketing and Warehouse	$3,701	$3,441
Administrative	2,361	2,172
Total	$6,062	$5,613

Operating expenses increased $0.4 million, or 8.0%, from the first quarter of fiscal year 2013 to the first quarter of fiscal year 2014.  The increase was primarily due to sales and marketing investments in the Service segment, incremental costs from recent business acquisitions and year-over-year changes in performance-based compensation.  As a percentage of total revenue, operating expenses were 21.1% and 22.3% in the first quarter of fiscal years 2014 and 2013, respectively.

Taxes:

	First Quarter Ended
	June 29, 2013	June 30, 2012
Provision for Income Taxes	$427	$186

Our effective tax rates for the first quarter of fiscal years 2014 and 2013 were 37.2% and 34.0%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.  See Note 2 to our Consolidated Financial Statements for further discussion about our credit facility.

Cash Flows:  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 29, 2013	June 30, 2012
Cash (Used in) Provided by:
Operating Activities	$(505)	$(2,094)
Investing Activities	(136)	(453)
Financing Activities	689	2,553

Operating Activities:  Net cash used in operations was $0.5 million for the first quarter of fiscal year 2014 compared to $2.1 million in the first quarter of fiscal year 2013.  Significant working capital fluctuations were as follows:

•
Inventory/Accounts Payable:  Inventory balance at June 29, 2013 was $7.0 million, up from $6.8 million at March 30, 2013.  Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these large orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of Distribution sales.

•
Receivables:  Our days sales outstanding continue to reflect strong collections.  The following table illustrates our days sales outstanding for the fiscal quarters ended June 29, 2013 and June 30, 2012:

	June 29, 2013	June 30, 2012
Net Sales, for the last two fiscal months	$20,571	$18,131
Accounts Receivable, net	$13,626	$11,905
Days Sales Outstanding	40	39

•
Accrued Compensation and Other Liabilities:  During the first quarter of fiscal year 2014, we used $0.3 million in cash to pay accrued compensation and other liabilities compared with $2.1 million in the first quarter of fiscal year 2013.  The primary components of accrued compensation were performance-based management bonuses and employee profit sharing.

Investing Activities:  During the first quarter of fiscal year 2014, we invested $0.4 million in capital expenditures, compared to $0.5 million in the first quarter of fiscal year 2013, primarily to support the Service segment.  In addition, during the first quarter of fiscal year 2014, we sold an idle warehouse for $0.2 million.

Financing Activities:  During the first quarter of fiscal year 2014, financing activities provided approximately $0.7 million in cash, which was primarily used for capital expenditures and to help reduce accounts payable.  During the first quarter of fiscal year 2013, financing activities provided approximately $2.6 million in cash, which was used for capital expenditures, to help reduce accounts payable and to pay employee profit sharing and performance-based management bonuses.

OUTLOOK

As we look forward to the remainder of fiscal year 2014, we are optimistic about our ability to execute on our strategy for growth in revenue and income.  We expect year-over-year improvements in operating income for the balance of the year as we continue to benefit from our sales and marketing investments and the incremental impact of recent business acquisitions.   Our Distribution segment will continue to be challenged because of the competitive marketplace but we expect to maintain our leading market position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average-borrowing levels remained constant.  As of June 29, 2013, $20.0 million was available under our credit facility, of which $8.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio.  As of June 29, 2013, the one-month LIBOR was 0.2%. Our interest rate for the first quarter of fiscal year 2014 was 1.15%. On June 29, 2013, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our revenues for the first quarter of fiscal years 2014 and 2013 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled a gain of $0.2 million during the first quarter of fiscal year 2014 and a gain of less than $0.1 million during the first quarter of fiscal year 2013, was recognized in other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On June 29, 2013, the Company had two foreign exchange contracts, which mature in July 2013 and January 2014, outstanding in the notional amounts of $4.1 million and $2.0 million, respectively.  We do not use hedging arrangements for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Conclusion Regarding the Effectiveness of Disclosure Control and Procedures:  Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

TRANSCAT, INC.

Date: August 12, 2013	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2013	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

 INDEX TO EXHIBITS

(10)	Material contracts

10.1
Employment Agreement between the Company and Charles P. Hadeed dated as of April 1, 2013 is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013.

10.2
Certain compensation information for Lee D. Rudow, President and Chief Executive Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on April 5, 2013.

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