Form 10-Q
period 2013-09-28
TRANSCAT INC
filed 2013-11-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

(Mark one)
[x]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  September 28, 2013

or

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
Yes [  ]   No [x]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 7, 2013 was 6,684,161.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Distribution Sales	$17,410	$16,948	$34,381	$33,313
Service Revenue	11,472	9,840	23,211	18,572
Total Revenue	28,882	26,788	57,592	51,885

Cost of Distribution Sales	13,297	13,225	26,250	25,380
Cost of Services Sold	8,764	7,485	17,307	14,220
Total Cost of Revenue	22,061	20,710	43,557	39,600

Gross Profit	6,821	6,078	14,035	12,285

Selling, Marketing and Warehouse Expenses	3,295	2,959	6,996	6,400
Administrative Expenses	2,245	1,939	4,606	4,111
Total Operating Expenses	5,540	4,898	11,602	10,511

Operating Income	1,281	1,180	2,433	1,774

Interest and Other Expense, net	68	51	72	98

Income Before Income Taxes	1,213	1,129	2,361	1,676
Provision for Income Taxes	442	384	869	570

Net Income	$771	$745	$1,492	$1,106

Basic Earnings Per Share	$0.10	$0.10	$0.20	$0.15
Average Shares Outstanding	7,390	7,411	7,409	7,390

Diluted Earnings Per Share	$0.10	$0.10	$0.20	$0.15
Average Shares Outstanding	7,586	7,567	7,633	7,574

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012

Net Income	$771	$745	$1,492	$1,106

Other Comprehensive Income (Loss):
Currency Translation Adjustment	1	6	1	1
Unrecognized Prior Service Cost, net of tax	9	13	18	(69)
Unrecognized Gain on Other Asset, net of tax	21	11	17	7
	31	30	36	(61)

Comprehensive Income	$802	$775	$1,528	$1,045

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 28, 2013	March 30, 2013
ASSETS
Current Assets:
Cash	$409	$406
Accounts Receivable, less allowance for doubtful accounts of $85 and $118 as of September 28, 2013 and March 30, 2013, respectively	13,993	15,411
Other Receivables	2,185	977
Inventory, net	8,267	6,803
Prepaid Expenses and Other Current Assets	1,394	1,134
Deferred Tax Asset	1,223	1,087
Total Current Assets	27,471	25,818
Property and Equipment, net	6,472	6,885
Goodwill	17,559	17,592
Intangible Assets, net	3,176	3,691
Other Assets	1,170	1,061
Total Assets	$55,848	$55,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,163	$8,883
Accrued Compensation and Other Liabilities	4,860	3,979
Income Taxes Payable	79	465
Total Current Liabilities	12,102	13,327
Long-Term Debt	8,718	8,017
Deferred Tax Liability	622	551
Other Liabilities	1,641	1,502
Total Liabilities	23,083	23,397

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,371,153 and 7,423,507 shares issued and outstanding as of September 28, 2013 and March 30, 2013, respectively	3,686	3,712
Capital in Excess of Par Value	10,942	10,616
Accumulated Other Comprehensive Income	517	481
Retained Earnings	17,620	16,841
Total Shareholders' Equity	32,765	31,650
Total Liabilities and Shareholders' Equity	$55,848	$55,047

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 28, 2013	September 29, 2012
Cash Flows from Operating Activities:
Net Income	$1,492	$1,106
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposal of Property and Equipment	(31)	-
Deferred Income Taxes	(88)	(222)
Depreciation and Amortization	1,440	1,221
Provision for Accounts Receivable and Inventory Reserves	101	95
Stock-Based Compensation Expense	257	148
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	164	1,145
Inventory	(1,516)	(672)
Prepaid Expenses and Other Assets	(528)	(897)
Accounts Payable	(1,720)	71
Accrued Compensation and Other Liabilities	1,049	(1,098)
Income Taxes Payable	(386)	(243)
Net Cash Provided by Operating Activities	234	654

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(553)	(1,346)
Proceeds from Sale of Property and Equipment	240	-
Business Acquisition	-	(3,129)
Net Cash Used in Investing Activities	(313)	(4,475)

Cash Flows from Financing Activities:
Proceeds from Revolving Line of Credit, net	701	3,877
Payments of Contingent Consideration	-	(14)
Issuance of Common Stock	111	124
Repurchase of Common Stock	(780)	-
Net Cash Provided by Financing Activities	32	3,987

Effect of Exchange Rate Changes on Cash	50	(4)

Net Increase in Cash	3	162
Cash at Beginning of Period	406	32
Cash at End of Period	$409	$194

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$52	$66
Income Taxes, net	$1,340	$1,032

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Common Stock Issued $0.50 Per Share Par Value		Capital In Excess of Par	Accumulated Other Comprehensive	Retained
	Shares	Amount	Value	Income	Earnings	Total

Balance as of March 30, 2013	7,424	$3,712	$10,616	$481	$16,841	$31,650
Issuance of Common Stock	26	13	98	-	-	111
Repurchase of Common Stock	(108)	(54)	(13)	-	(713)	(780)
Stock-Based Compensation	29	15	242	-	-	257
Tax Expense from Stock-Based Compensation	-	-	(1)	-	-	(1)
Other Comprehensive Income	-	-	-	36	-	36
Net Income	-	-	-	-	1,492	1,492

Balance as of September 28, 2013	7,371	$3,686	$10,942	$517	$17,620	$32,765

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

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At September 28, 2013 and March 30, 2013, investment assets totaled $0.7 million and $0.6 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During the first six months of the fiscal year ending March 29, 2014 (“fiscal year 2014”) and the first six months of fiscal year 2013, the Company recorded non-cash stock-based compensation cost of $0.3 million and $0.1 million, respectively, in the Consolidated Statements of Income.

The estimated fair value of options granted in the first six months of fiscal year 2014 were calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of $4.23 per option.  During fiscal year 2013, the Company did not grant any stock options.

The following are the weighted average assumptions used in the Black-Scholes model:

FY 2014
Expected term (in years)	6
Annualized volatility rate	59.2%
Risk-free rate of return	1.7%
Dividend rate	0.0%

The Black-Scholes model incorporates assumptions to value stock-based awards.  The risk-free rate of return for periods within the contractual life of the award was based on a zero-coupon U.S. government instrument over the contractual term of the equity instrument.  Expected volatility was based on historical volatility of the Company’s stock.  The expected option term represented the period that stock-based awards are expected to be outstanding based on the simplified method, which averages an award's weighted-average vesting period and expected term for "plain vanilla" share options.  Options are considered to be "plain vanilla" if they have the following basic characteristics: granted "at-the-money"; exercisability is conditioned upon service through the vesting date; termination of service prior to vesting results in forfeiture; limited exercise period following termination of service; and options are non-transferable and non-hedgeable.  The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life.

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

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was less than $0.1 million in the first six months of fiscal years 2014 and 2013.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting; therefore, the change in the fair value of the contracts, which totaled a gain of less than $0.1 million during the first six months of fiscal year 2014 and a loss of less than $0.1 million during the first six months of fiscal year 2013, was recognized in other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On September 28, 2013, the Company had two foreign exchange contracts, which mature in October 2013 and January 2014, outstanding in the notional amounts of $3.3 million and $2.0 million, respectively. The Company does not use hedging arrangements for speculative purposes.

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

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Average Shares Outstanding – Basic	7,390	7,411	7,409	7,390
Effect of Dilutive Common Stock Equivalents	196	156	224	184
Average Shares Outstanding – Diluted	7,586	7,567	7,633	7,574
Anti-dilutive Common Stock Equivalents	225	509	325	481

Shareholders’ Equity:  During the second quarter of fiscal year 2014, the Company repurchased 0.1 million shares of its common stock from an unaffiliated shareholder in a privately-negotiated transaction and less than 0.1 million shares from a member of its Board of Directors under the Company’s Executive Officer and Director Share Repurchase Plan, for a total purchase price of $0.8 million.

Subsequent Event:  On October 4, 2013, the Company repurchased 0.7 million shares of its common stock from an unaffiliated shareholder in a privately-negotiated transaction for $8.10 per share.

NOTE 2 – DEBT

Description: Transcat, through its credit agreement (the “Credit Agreement”), which matures in September 2015, has a revolving credit facility in the amount of $20.0 million (the “Revolving Credit Facility”).  As of September 28, 2013, $8.7 million was outstanding under the Revolving Credit Facility and is included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs:  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility.  Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement.  The one-month LIBOR as of September 28, 2013 was 0.2%.  The Company’s interest rate for the first six months of fiscal year 2014 ranged from 1.09% to 1.15%.

Covenants:  The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2014.

Other Terms:  The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At September 28, 2013, the number of shares available for future grant under the 2003 Plan totaled 1.5 million.

Restricted Stock:  The Company grants performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.

Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions.  The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 26, 2011 (“fiscal year 2011”) and as a result, issued 28 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2014.  At September 28, 2013, the Company estimated the probability of achievement for the units granted in fiscal years 2014 and 2013 to be 100% of the target levels and 125% of the target level for the units granted in the fiscal year ended March 31, 2012 (“fiscal year 2012”).  Total expense relating to performance-based restricted stock units, based on grant date fair value and the estimated probability of achievement, in the first six months of fiscal years 2014 and 2013 was $0.2 million and $0.1 million, respectively.  Unearned compensation totaled $0.8 million as of September 28, 2013.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the six months ended September 28, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 30, 2013	554	$6.02
Granted	100	7.57
Exercised	(17)	2.60
Cancelled/Forfeited	(2)	7.72
Outstanding as of September 28, 2013	635	6.35	4	$912
Exercisable as of September 28, 2013	529	6.12	3	883

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2014 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 28, 2013.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of September 28, 2013 was $0.4 million, which is expected to be recognized over a weighted average period of less than three years.  The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2014 was less than $0.1 million.  Cash received from the exercise of options in the first six months of fiscal year 2014 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments:  distribution (“Distribution”) and service (“Service”).  The Company has no inter-segment sales.  The following table presents segment information for the second quarter and the six months ended September 28, 2013 and September 29, 2012:

	Second Quarter Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Total Revenue:
Distribution Sales	$17,410	$16,948	$34,381	$33,313
Service Revenue	11,472	9,840	23,211	18,572
Total	28,882	26,788	57,592	51,885

Gross Profit:
Distribution	4,113	3,723	8,131	7,933
Service	2,708	2,355	5,904	4,352
Total	6,821	6,078	14,035	12,285

Operating Expenses:
Distribution (1)	3,092	2,876	6,419	6,234
Service (1)	2,448	2,022	5,183	4,277
Total	5,540	4,898	11,602	10,511

Operating Income:
Distribution	1,021	847	1,712	1,699
Service	260	333	721	75
Total	1,281	1,180	2,433	1,774

Unallocated Amounts:
Interest and Other Expense, net	68	51	72	98
Provision for Income Taxes	442	384	869	570
Total	510	435	941	668

Net Income	$771	$745	$1,492	$1,106

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

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

RESULTS OF OPERATIONS

The following table presents, for the second quarter and first six months of fiscal years 2014 and 2013, the components of our Consolidated Statements of Income.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Gross Profit Percentage:
Distribution Gross Profit	23.6%	22.0%	23.6%	23.8%
Service Gross Profit	23.6%	23.9%	25.4%	23.4%
Total Gross Profit	23.6%	22.7%	24.4%	23.7%

As a Percentage of Total Revenue:
Distribution Sales	60.3%	63.3%	59.7%	64.2%
Service Revenue	39.7%	36.7%	40.3%	35.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.4%	11.1%	12.1%	12.3%
Administrative Expenses	7.8%	7.2%	8.1%	8.0%
Total Operating Expenses	19.2%	18.3%	20.2%	20.3%

Operating Income	4.4%	4.4%	4.2%	3.4%

Interest and Other Expense, net	0.2%	0.2%	0.1%	0.2%

Income Before Income Taxes	4.2%	4.2%	4.1%	3.2%
Provision for Income Taxes	1.5%	1.4%	1.5%	1.1%

Net Income	2.7%	2.8%	2.6%	2.1%

SECOND QUARTER ENDED SEPTEMBER 28, 2013 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 29, 2012 (dollars in thousands):

Revenue:

	Second Quarter Ended
	September 28, 2013	September 29, 2012
Revenue:
Distribution Sales	$17,410	$16,948
Service Revenue	11,472	9,840
Total Revenue	$28,882	$26,788

Total revenue increased $2.1 million, or 7.8%, from the second quarter of fiscal year 2013 to the second quarter of fiscal year 2014.

Service revenue increased to $11.5 million in the second quarter of fiscal year 2014, a 16.6% increase, when compared with $9.8 million in the second quarter of fiscal year 2013.  The growth can be attributed to expansion of our existing customer base and incremental revenue associated with our recent business acquisitions.  Our fiscal years 2014 and 2013 Service revenue growth in relation to prior fiscal year quarter comparisons was as follows:

	FY 2014		FY 2013
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	16.6%	34.4%	14.1%	8.9%	19.8%	3.7%

Within any quarter, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of reasons.  Among those reasons are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of Service segment orders and expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service segment revenue for the twelve months ended September 28, 2013 was $45.3 million, up 18.1% when compared with $38.3 million for the twelve months ended September 29, 2012.

Within the calibration industry, there is a broad array of measurement disciplines, making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines.  Accordingly, over the long-term, we expect to outsource 10% to 20% of our Service revenue to third party vendors for calibrations beyond our chosen scope of capabilities. During any individual quarter, our outsourcing needs may fluctuate beyond these percentages.  We continuously evaluate our outsourcing needs and make capital investments, as deemed necessary, to add additional in-house capabilities and reduce the need for third party vendors.  The following table presents the source of our Service revenue and the percentage of Service segment revenue derived from each source for each quarter during fiscal years 2014 and 2013:

	FY 2014		FY 2013
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	81.9%	83.7%	83.7%	82.3%	82.6%	79.1%
Outsourced	15.9%	14.2%	14.1%	15.3%	14.9%	18.3%
Freight Billed to Customers	2.2%	2.1%	2.2%	2.4%	2.5%	2.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Distribution sales accounted for 60.3% of our total revenue in the second quarter of fiscal year 2014 and 63.3% of our total revenue in the second quarter of fiscal year 2013.  Distribution sales increased $0.5 million, or 2.7%, in the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013, despite one fewer business day in the period. Our fiscal years 2014 and 2013 Distribution sales growth (decline) in relation to prior fiscal year quarter comparisons was as follows:

	FY 2014		FY 2013
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	2.7%	3.7%	(5.9%)	0.3%	(0.1%)	(4.8%)

Our average Distribution sales per business day were $281 in the second quarter of fiscal year 2014, a 4.5% improvement over the second quarter of fiscal year 2013.  Our Distribution sales per business day for each quarter during the fiscal years 2014 and 2013 were as follows:

	FY 2014		FY 2013
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$281	$265	$300	$319	$269	$260

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Our total pending product shipments for the second quarter of fiscal year 2014 increased by $1.1 million, or 45.4%, from the second quarter of fiscal year 2013.  This increase was primarily driven by increased backorders and orders awaiting calibration or installation.  Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  The following table presents our historical trend of total pending product shipments and the percentage of total pending product shipments that were backorders at the end each quarter of fiscal years 2014 and 2013:

	FY 2014		FY 2013
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,438	$3,433	$2,968	$2,826	$2,365	$2,806
% of Pending Product Shipments that were Backorders	63.8%	68.7%	71.9%	69.6%	68.6%	68.8%

Gross Profit:

	Second Quarter Ended
	September 28, 2013	September 29, 2012
Gross Profit:
Distribution	$4,113	$3,723
Service	2,708	2,355
Total	$6,821	$6,078

Total gross profit in the second quarter of fiscal year 2014 increased $0.7 million, or 12.2%, from the second quarter of fiscal year 2013.  Total gross margin in the second quarter of fiscal year 2014 increased 90 basis points from the second quarter of fiscal year 2013.

Service segment gross profit increased $0.4 million, or 15.0%, from the second quarter of fiscal year 2013 to the second quarter of fiscal year 2014.  Service segment gross margin decreased 30 basis points over the same time period.  Because the timing of Service segment orders and expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service segment gross profit for the twelve months ended September 28, 2013 was $11.9 million, up 30.3% when compared with $9.1 million for the twelve months ended September 29, 2012.  Service segment gross margin was 26.2% and 23.7% for the twelve months ended September 28, 2013 and September 29, 2012, respectively.  The following table reflects the quarterly historical trend of our Service segment gross margin as a percent of Service revenues:

	FY 2014		FY 2013
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	23.6%	27.2%	31.3%	21.5%	23.9%	22.9%

Distribution segment gross profit increased $0.4 million, or 10.5%, in the second quarter of fiscal year 2014 compared with the second quarter of fiscal year 2013.  As a percent of Distribution sales, Distribution gross margin increased to 23.6% in the second quarter of fiscal year 2014 compared with 22.0% in the second quarter of fiscal year 2013. The increase in gross margin was the result of increased vendor rebates, which was partially offset by increased price discounts extended to customers.   The following table reflects the quarterly historical trend of our Distribution segment gross margin as a percent of total Distribution sales:

	FY 2014		FY 2013
	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	20.2%	20.5%	20.8%	21.2%	21.5%	22.7%
Total Distribution Gross Margin (2)	23.6%	23.7%	24.7%	23.2%	22.0%	25.7%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses,and direct shipping costs.

Operating Expenses:

	Second Quarter Ended
	September 28, 2013	September 29, 2012
Operating Expenses:
Selling, Marketing and Warehouse	$3,295	$2,959
Administrative	2,245	1,939
Total	$5,540	$4,898

Operating expenses in the second quarter of fiscal year 2014 increased $0.6 million, or 13.1%, compared with the second quarter of fiscal year 2013.  This increase was primarily due to sales and marketing investments in the Service segment. As a percentage of total revenue, operating expenses were 19.2% and 18.3% in the second quarter of fiscal years 2014 and 2013, respectively.

Taxes:

	Second Quarter Ended
	September 28, 2013	September 29, 2012
Provision for Income Taxes	$442	$384

Our effective tax rates for the second quarter of fiscal years 2014 and 2013 were 36.4% and 34.0%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

SIX MONTHS ENDED SEPTEMBER 28, 2013 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 2012 (dollars in thousands):

Revenue:
	Six Months Ended
	September 28, 2013	September 29, 2012
Revenue:
Distribution Sales	$34,381	$33,313
Service Revenue	23,211	18,572
Total Revenue	$57,592	$51,885

Total revenue increased $5.7 million, or 11.0%, from the first six months of fiscal year 2013 to the first six months of fiscal year 2014.

Service revenue increased $4.6 million, or 25.0%, from the first six months of fiscal year 2013 to the first six months of fiscal year 2014.  The growth is attributed to higher organic revenue combined with incremental revenue from recent business acquisitions.

Our Distribution sales accounted for 59.7% and 64.2% of our total revenue in the first six months of fiscal years 2014 and 2013, respectively.  For the first six months of fiscal year 2014, Distribution sales increased $1.1 million, or 3.2%, compared with the first six months of fiscal year 2013.  Sales to both direct and reseller customers increased in this period while sales to Canadian customers decreased.

Gross Profit:
	Six Months Ended
	September 29, 2012	September 29, 2012
Gross Profit:
Distribution	$8,131	$7,933
Service	5,904	4,352
Total	$14,035	$12,285

Total gross profit in the first six months of fiscal year 2014 increased $1.8 million, or 14.2%, from the first six months of fiscal year 2013.  Total gross margin increased 70 basis points in the first six months of fiscal year 2014 compared with the same time period in the previous fiscal year.

Service segment gross profit increased $1.6 million, or 35.7%, from the first six months of fiscal year 2013 to the first six months of fiscal year 2014.  Service segment gross margin increased 200 basis points over the same time period to 25.4%.  The increase was driven by operating leverage, achieved through higher organic growth in the first six months of fiscal year 2014 compared with the first six months of fiscal year 2013.

Distribution segment gross margin in the first six months of fiscal year 2014 was 23.6%, a decline of 20 basis points when compared with 23.8% in the first six months of fiscal year 2013.  Distribution gross profit increased $0.2 million in the first six months of fiscal year 2014 compared to the first six months of fiscal year 2013. The improvement in gross profit was the result of increased vendor rebates, partially offset by increased price discounts extended to customers.

Operating Expenses:
	Six Months Ended
	September 28, 2013	September 29, 2012
Operating Expenses:
Selling, Marketing and Warehouse	$6,996	$6,400
Administrative	4,606	4,111
Total	$11,602	$10,511

Operating expenses for the first six months of fiscal year 2014 were $11.6 million, an increase of 10.4% from the first six months of fiscal year 2013.  As a percentage of total revenue, operating expenses during the first six month of fiscal year 2014 were 20.2%, compared to 20.3% in the first six months of fiscal year 2013.

Taxes:
	Six Months Ended
	September 28, 2013	September 29, 2012
Provision for Income Taxes	$869	$570

Our effective tax rates for the first six months of fiscal years 2014 and 2013 were 36.8% and 34.0%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement (the “Credit Agreement”), which matures in September 2015, we have a revolving credit facility in the amount of $20.0 million (the “Revolving Credit Facility”).  As of September 28, 2013, $8.7 million was outstanding under the Revolving Credit Facility and included in long-term debt on the Consolidated Balance Sheet.  The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  We were in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2014.

Subsequent to September 28, 2013, we repurchased 0.7 million shares of our common stock from an unaffiliated shareholder in a privately-negotiated transaction for $8.10 per share.  This repurchase was funded by a borrowing from our Revolving Credit Facility.  In conjunction with the borrowing, we obtained from our bank, a letter allowing the repurchase to be excluded from certain financial covenant provisions under the Credit Agreement.

We believe that amounts available under our Revolving Credit Facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows:  The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 29, 2013	September 28, 2012
Cash Provided by (Used in):
Operating Activities	$234	$654
Investing Activities	(313)	(4,475)
Financing Activities	32	3,987

Operating Activities:   Net cash provided by operations was $0.2 million for the first six months of fiscal year 2014 compared to $0.7 million in the first six months of fiscal year 2013.  Significant working capital fluctuations were as follows:

•
Inventory/Accounts Payable:  Our inventory balance at September 28, 2013 was $8.3 million, an increase of $1.5 million when compared to $6.8 million on-hand at March 30, 2013.   Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these large orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of Distribution sales.

•
Receivables: Our days sales outstanding continue to reflect strong collections. The following table illustrates our days sales outstanding for the fiscal quarters ended September 28, 2013 and September 29, 2012:

	Second Quarter Ended
	September 28, 2013	September 29, 2012
Net Sales, for the last two fiscal months	$21,043	$19,340
Accounts Receivable, net	$13,933	$12,466
Days Sales Outstanding	40	39

Investing Activities:  During the first six months of fiscal year 2014 we invested $0.6 million in capital expenditures, compared with $1.3 million in the second quarter of fiscal year 2013, primarily on Service segment capability expansion and information technology.  In addition, in the first quarter of fiscal year 2014, we received proceeds of $0.2 million from the sale of plant property and equipment.  During the first six months of fiscal year 2013, we invested $3.1 million in a business acquisition.

Financing Activities: During the first six months of fiscal year 2014, net cash provided by financing activities was less than $0.1 and included $0.7 million from our revolving line of credit and $0.1 million from the issuance of common stock, offset by the use of $0.8 million to repurchase 0.1 million shares of our common stock.  During the first six months of fiscal year 2013, financing activities provided net cash of approximately $4.0 million, primarily from our revolving line of credit.

OUTLOOK

We continue to advance the execution of our strategic plan which we believe drove our strong year-to-date revenue and earnings growth.  We expect that our revenue will continue to increase on a year-over-year basis during the last six months of fiscal year 2014, which will generate operating income growth.  However, growth in operating income may be muted during that period by year-over-year increases in performance-based compensation.  We remain focused on Service growth and look to capitalize on the inherent leverage in that business.  We will continue to improve our value proposition and the supporting go-to-market initiatives.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average borrowing levels remained constant. As of September 28, 2013, $20.0 million was available under our credit facility, of which $8.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of September 28, 2013, the one-month LIBOR was 0.2%. Our interest rate for the first six months of fiscal year 2014 ranged from 1.09% to 1.15%. On September 28, 2013, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our total revenue for the first six months of fiscal years 2014 and 2013 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our total revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting; therefore, the change in the fair value of the contracts, which totaled a gain of less than $0.1 million during the first six months of fiscal year 2014 and a loss of less than $0.1 million  during the first six months of fiscal year 2013, was recognized in other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On September 28, 2013, the Company had two foreign exchange contracts, which mature in October 2013 and January 2014, outstanding in the notional amounts of $3.3 million and $2.0 million, respectively. The Company does not use hedging arrangements for speculative purposes.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Control and Procedures.  Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.  Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Date	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

July 10, 2013 (2)	100,000	$7.00	-	-
August 30, 2013	7,866	$7.86	7,866	$938,000

(1)
We have an Executive Officer and Director Share Repurchase Plan (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers and directors, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on the NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time.

(2)	Shares were repurchased from an unaffiliated shareholder in a privately-negotiated transaction. This share repurchase was not part of a publically announced plan or program.

ITEM 6.  EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 8, 2013	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: November 8, 2013	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	Material contracts

10.1
Amendment No. 1 to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix B to our Definitive Proxy Statement filed on July 26, 2013 in connection with the 2013 Annual Meeting of Shareholders.

10.2
Certain compensation information for Lee D. Rudow, President and Chief Executive Officer of the Company, is incorporated herein by reference from the Company's Current Report on Form 8-K filed on September 13, 2013.

10.3	Letter from Manufacturers and Traders Trust Company to the Company, dated October 7, 2013, regarding the exclusion of payments made to repurchase stock from certain financial covenant provisions under the Credit Facility Agreement with the Company dated as of September 20, 2012.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document