Form 10-Q
period 2013-12-28
TRANSCAT INC
filed 2014-02-07
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________

FORM 10-Q

(Mark one)
[x]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 28, 2013

or

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
Yes [  ]   No [x]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of February 5, 2014 was 6,688,966.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Distribution Sales	$18,997	$19,440	$53,378	$52,753
Service Revenue	11,516	9,884	34,727	28,456
Total Revenue	30,513	29,324	88,105	81,209

Cost of Distribution Sales	14,549	14,937	40,799	40,317
Cost of Services Sold	8,826	7,757	26,133	21,977
Total Cost of Revenue	23,375	22,694	66,932	62,294

Gross Profit	7,138	6,630	21,173	18,915

Selling, Marketing and Warehouse Expenses	3,678	3,386	10,674	9,786
Administrative Expenses	2,118	2,023	6,724	6,134
Total Operating Expenses	5,796	5,409	17,398	15,920

Operating Income	1,342	1,221	3,775	2,995

Interest and Other Expense, net	85	37	157	135

Income Before Income Taxes	1,257	1,184	3,618	2,860
Provision for Income Taxes	469	402	1,338	972

Net Income	$788	$782	$2,280	$1,888

Basic Earnings Per Share	$0.11	$0.11	$0.32	$0.26
Average Shares Outstanding	6,856	7,417	7,192	7,399

Diluted Earnings Per Share	$0.11	$0.10	$0.31	$0.25
Average Shares Outstanding	7,125	7,562	7,421	7,575

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012

Net Income	$788	$782	$2,280	$1,888

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(3)	(1)	(2)	-
Unrecognized Prior Service Cost, net of tax	9	12	27	(57)
Unrecognized Gain on Other Asset, net of tax	5	4	22	11
	11	15	47	(46)

Comprehensive Income	$799	$797	$2,327	$1,842

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 28, 2013	March 30, 2013
ASSETS
Current Assets:
Cash	$165	$406
Accounts Receivable, less allowance for doubtful accounts of $96 and $118 as of December 28, 2013 and March 30, 2013, respectively	13,680	15,411
Other Receivables	2,660	977
Inventory, net	7,572	6,803
Prepaid Expenses and Other Current Assets	1,251	1,134
Deferred Tax Asset	1,360	1,087
Total Current Assets	26,688	25,818
Property and Equipment, net	6,671	6,885
Goodwill	17,463	17,592
Intangible Assets, net	2,895	3,691
Other Assets	1,212	1,061
Total Assets	$54,929	$55,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,720	$8,883
Accrued Compensation and Other Liabilities	5,054	3,979
Income Taxes Payable	-	465
Total Current Liabilities	13,774	13,327
Long-Term Debt	10,609	8,017
Deferred Tax Liability	697	551
Other Liabilities	1,730	1,502
Total Liabilities	26,810	23,397

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,686,994 and 7,423,507 shares issued and outstanding as of December 28, 2013 and March 30, 2013, respectively	3,343	3,712
Capital in Excess of Par Value	11,137	10,616
Accumulated Other Comprehensive Income	528	481
Retained Earnings	13,111	16,841
Total Shareholders' Equity	28,119	31,650
Total Liabilities and Shareholders' Equity	$54,929	$55,047

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 28, 2013	December 29, 2012
Cash Flows from Operating Activities:
Net Income	$2,280	$1,888
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposal of Property and Equipment	(31)	-
Deferred Income Taxes	(157)	(250)
Depreciation and Amortization	2,231	1,945
Provision for Accounts Receivable and Inventory Reserves	122	167
Stock-Based Compensation Expense	400	220
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(12)	(252)
Inventory	(827)	(349)
Prepaid Expenses and Other Assets	(572)	(909)
Accounts Payable	(163)	1,337
Accrued Compensation and Other Liabilities	1,347	(1,038)
Income Taxes Payable	(466)	(409)
Net Cash Provided by Operating Activities	4,152	2,350

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,158)	(2,189)
Proceeds from Sale of Property and Equipment	243	-
Business Acquisition	-	(3,129)
Net Cash Used in Investing Activities	(915)	(5,318)

Cash Flows from Financing Activities:
Proceeds from Revolving Line of Credit, net	2,592	3,277
Payments of Contingent Consideration	-	(14)
Issuance of Common Stock	166	199
Repurchase of Common Stock	(6,425)	(110)
Excess Tax benefit Related to Stock-Based Compensation	1	43
Net Cash (Used in) Provided by Financing Activities	(3,666)	3,395

Effect of Exchange Rate Changes on Cash	188	-

Net (Decrease) Increase in Cash	(241)	427
Cash at Beginning of Period	406	32
Cash at End of Period	$165	$459

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$84	$82
Income Taxes, net	$2,013	$1,603

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Common Stock		Capital
	Issued		In	Accumulated
	$0.50 Per Share		Excess	Other
	Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income	Earnings	Total

Balance as of March 30, 2013	7,424	$3,712	$10,616	$481	$16,841	$31,650
Issuance of Common Stock	36	18	148	-	-	166
Repurchase of Common Stock	(804)	(402)	(13)	-	(6,010)	(6,425)
Stock-Based Compensation	30	15	385	-	-	400
Tax Expense from Stock-Based Compensation	-	-	1	-	-	1
Other Comprehensive Income	-	-	-	47	-	47
Net Income	-	-	-	-	2,280	2,280

Balance as of December 28, 2013	6,686	$3,343	$11,137	$528	$13,111	$28,119

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

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At December 28, 2013 and March 30, 2013, investment assets totaled $0.7 million and $0.6 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During the first nine months of the fiscal year ending March 29, 2014 (“fiscal year 2014”) and the first nine months of fiscal year 2013, the Company recorded non-cash stock-based compensation cost of $0.4 million and $0.2 million, respectively, in the Consolidated Statements of Income.

The estimated fair value of options granted in the first nine months of fiscal year 2014 were calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of $4.23 per option.  During fiscal year 2013, the Company did not grant any stock options.

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

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was less than $0.1 million in the first nine months of fiscal years 2014 and 2013.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting; therefore, the change in the fair value of the contracts, which totaled a gain of $0.3 million during the first nine months of fiscal year 2014 and a loss of less than $0.1 million during the first nine months of fiscal year 2013, was recognized in other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On December 28, 2013, the Company had two foreign exchange contracts, which mature in January 2014, outstanding for an aggregate notional amount of $5.2 million. The Company does not use hedging arrangements for speculative purposes.

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

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Average Shares Outstanding – Basic	6,856	7,417	7,192	7,399
Effect of Dilutive Common Stock Equivalents	269	145	229	176
Average Shares Outstanding – Diluted	7,125	7,562	7,421	7,575
Anti-dilutive Common Stock Equivalents	-	509	225	477

Shareholders’ Equity:  During the third quarter of fiscal year 2014, the Company repurchased and subsequently retired 0.7 million shares of its common stock from an unaffiliated shareholder in a privately-negotiated transaction for $5.6 million.

NOTE 2 – DEBT

Description: Transcat, through its credit agreement (the “Credit Agreement”), which matures in December 2015, has a revolving credit facility in the amount of $20.0 million (the “Revolving Credit Facility”).  As of December 28, 2013, $10.6 million was outstanding under the Revolving Credit Facility and is included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs:  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility.  Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement.  The one-month LIBOR as of December 28, 2013 was 0.2%.  The Company’s interest rate for the first nine months of fiscal year 2014 ranged from 1.09% to 1.15%.

Covenants:  The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2014.

Other Terms:  The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At December 28, 2013, the number of shares available for future grant under the 2003 Plan totaled 1.5 million.

Restricted Stock:  The Company grants performance-based restricted stock units as a primary component of executive compensation.  The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period.

Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions.  On an interim basis, the Company records compensation cost based on an assessment of the probability of achieving the performance conditions.  The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 26, 2011 (“fiscal year 2011”) and as a result, issued 28 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2014.  At December 28, 2013, the Company estimated the probability of achievement for the units granted in fiscal years 2014 and 2013 to be 100% of the target levels and 125% of the target level for the units granted in the fiscal year ended March 31, 2012 (“fiscal year 2012”).  Total expense relating to performance-based restricted stock units, based on grant date fair value and the estimated probability of achievement, in the first nine months of fiscal years 2014 and 2013 was $0.4 million and $0.2 million, respectively.  Unearned compensation totaled $0.6 million as of December 28, 2013.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the nine months ended December 28, 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 30, 2013	554	$6.02
Granted	100	7.57
Exercised	(21)	2.52
Cancelled/Forfeited	(4)	4.93
Outstanding as of December 28, 2013	629	6.40	4	$938
Exercisable as of December 28, 2013	523	6.17	3	898

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2014 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 28, 2013.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of December 28, 2013 was $0.4 million, which is expected to be recognized over a weighted average period of less than three years.  The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2014 was $0.1 million.  Cash received from the exercise of options in the first nine months of fiscal year 2014 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments:  distribution (“Distribution”) and service (“Service”).  The Company has no inter-segment sales.  The following table presents segment information for the third quarter and the nine months ended December 28, 2013 and December 29, 2012:

	Third Quarter Ended		Nine Months Ended
	December 28, 2013	December 29, 2012	December 28, 2013	December 29, 2012
Total Revenue:
Distribution Sales	$18,997	$19,440	$53,378	$52,753
Service Revenue	11,516	9,884	34,727	28,456
Total	30,513	29,324	88,105	81,209

Gross Profit:
Distribution	4,448	4,503	12,579	12,436
Service	2,690	2,127	8,594	6,479
Total	7,138	6,630	21,173	18,915

Operating Expenses:
Distribution (1)	3,257	3,263	9,676	9,497
Service (1)	2,539	2,146	7,722	6,423
Total	5,796	5,409	17,398	15,920

Operating Income (Loss):
Distribution	1,191	1,240	2,903	2,939
Service	151	(19)	872	56
Total	1,342	1,221	3,775	2,995

Unallocated Amounts:
Interest and Other Expense, net	85	37	157	135
Provision for Income Taxes	469	402	1,338	972
Total	554	439	1,495	1,107

Net Income	$788	$782	$2,280	$1,888

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

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

RESULTS OF OPERATIONS

The following table presents, for the third quarter and first nine months of fiscal years 2014 and 2013, the components of our Consolidated Statements of Income.

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Gross Profit Percentage:
Distribution Gross Profit	23.4%	23.2%	23.6%	23.6%
Service Gross Profit	23.4%	21.5%	24.7%	22.8%
Total Gross Profit	23.4%	22.6%	24.0%	23.3%

As a Percentage of Total Revenue:
Distribution Sales	62.3%	66.3%	60.6%	65.0%
Service Revenue	37.7%	33.7%	39.4%	35.0%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.1%	11.5%	12.1%	12.1%
Administrative Expenses	6.9%	6.9%	7.6%	7.5%
Total Operating Expenses	19.0%	18.4%	19.7%	19.6%

Operating Income	4.4%	4.2%	4.3%	3.7%

Interest and Other Expense, net	0.3%	0.2%	0.2%	0.2%

Income Before Income Taxes	4.1%	4.0%	4.1%	3.5%
Provision for Income Taxes	1.5%	1.3%	1.5%	1.2%

Net Income	2.6%	2.7%	2.6%	2.3%

THIRD QUARTER ENDED DECEMBER 28, 2013 COMPARED TO THIRD QUARTER ENDED DECEMBER 29, 2012 (dollars in thousands):

Revenue:
	Third Quarter Ended
	December 28, 2013	December 29, 2012
Revenue:
Distribution Sales	$18,997	$19,440
Service Revenue	11,516	9,884
Total Revenue	$30,513	$29,324

Total revenue increased $1.2 million, or 4.1%, from the third quarter of fiscal year 2013 to the third quarter of fiscal year 2014.

Service revenue increased to $11.5 million in the third quarter of fiscal year 2014, a 16.5% increase, when compared with $9.9 million in the third quarter of fiscal year 2013.  The growth can be attributed to expansion of our existing customer base and incremental revenue associated with our recent business acquisitions.  Our fiscal years 2014 and 2013 Service revenue growth in relation to prior fiscal year quarter comparisons was as follows:

	FY 2014			FY 2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	16.5%	16.6%	34.4%	14.1%	8.9%	19.8%	3.7%

Within any quarter, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of reasons.  Among those reasons are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of Service segment orders and expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service revenue for the twelve months ended December 28, 2013 was $46.9 million, up 19.9% when compared with $39.1 million for the twelve months ended December 29, 2012.

Within the calibration industry, there is a broad array of measurement disciplines, making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines.  Accordingly, over the long-term, we expect to outsource 10% to 20% of our Service revenue to third party vendors for calibrations beyond our chosen scope of capabilities. During any individual quarter, our outsourcing needs may fluctuate beyond these percentages.  We continuously evaluate our outsourcing needs and make capital investments, as deemed necessary, to add additional in-house capabilities and reduce the need for third party vendors.  The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2014 and 2013:

	FY 2014			FY 2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	82.7%	81.9%	83.7%	83.7%	82.3%	82.6%	79.1%
Outsourced	15.3%	15.9%	14.2%	14.1%	15.3%	14.9%	18.3%
Freight Billed to Customers	2.0%	2.2%	2.1%	2.2%	2.4%	2.5%	2.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Distribution sales accounted for 62.3% of our total revenue in the third quarter of fiscal year 2014 and 66.3% of our total revenue in the third quarter of fiscal year 2013.  Distribution sales decreased $0.4 million, or 2.3%, in the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. Our fiscal years 2014 and 2013 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons was as follows:

	FY 2014			FY 2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(2.3%)	2.7%	3.7%	(5.9%)	0.3%	(0.1%)	(4.8%)

Our average Distribution sales per business day were $311 in the third quarter of fiscal year 2014, a 2.5% decline when compared to the third quarter of fiscal year 2013.  Our Distribution sales per business day for each quarter during the fiscal years 2014 and 2013 were as follows:

	FY 2014			FY 2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$311	$281	$265	$300	$319	$269	$260

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end each quarter of fiscal years 2014 and 2013:

	FY 2014			FY 2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,861	$3,438	$3,433	$2,968	$2,826	$2,365	$2,806
% of Pending Product Shipments that were Backorders	71.2%	63.8%	68.7%	71.9%	69.6%	68.6%	68.8%

Gross Profit:

	Third Quarter Ended
	December 28,	December 29,
	2013	2012
Gross Profit:
Distribution	$4,448	$4,503
Service	2,690	2,127
Total	$7,138	$6,630

Total gross profit in the third quarter of fiscal year 2014 increased $0.5 million, or 7.7%, from the third quarter of fiscal year 2013.  Total gross margin in the third quarter of fiscal year 2014 increased 80 basis points from the third quarter of fiscal year 2013 to 23.4%.

Service segment gross profit increased $0.6 million, or 26.5%, from the third quarter of fiscal year 2013 to the third quarter of fiscal year 2014.  Service segment gross margin increased 190 basis points over the same time period.  Because the timing of Service segment orders and expenses can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  Service segment gross profit for the twelve months ended December 28, 2013 was $12.4 million, up 32.1% when compared with $9.4 million for the twelve months ended December 29, 2012.  Service segment gross margin was 26.5% and 24.0% for the twelve months ended December 28, 2013 and December 29, 2012, respectively. Increases in both gross profit and gross margin were driven by operating leverage achieved through organic growth in the trailing twelve-month period.  The following table reflects our Service segment gross margin as a percent of the respective quarter’s Service revenues:

	FY 2014			FY 2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	23.4%	23.6%	27.2%	31.3%	21.5%	23.9%	22.9%

Distribution segment gross profit decreased by 1.2%, or less than $0.1 million, in the third quarter of fiscal year 2014 compared with the third quarter of fiscal year 2013. As a percent of Distribution sales, Distribution segment gross margin increased to 23.4% in the third quarter of fiscal year 2014 compared with 23.2% in the third quarter of fiscal year 2013. Both gross profit and gross margin in the Distribution segment were affected by year-over-year changes in channel mix and increased price discounts extended to customers, which were partially offset by increased co-op advertising income. The following table reflects the quarterly historical trend of our Distribution segment gross margin as a percent of Distribution sales:

	FY 2014			FY 2013
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	19.7%	20.2%	20.5%	20.8%	21.2%	21.5%	22.7%
Total Distribution Gross Margin (2)	23.4%	23.6%	23.7%	24.7%	23.2%	22.0%	25.7%

(1) Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2) Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	Third Quarter Ended
	December 28,	December 29,
	2013	2012
Operating Expenses:
Selling, Marketing and Warehouse	$3,678	$3,386
Administrative	2,118	2,023
Total	$5,796	$5,409

Operating expenses in the third quarter of fiscal year 2014 increased $0.4 million, or 7.2%, compared with the third quarter of fiscal year 2013.  This increase was primarily due to sales and marketing investments in the Service segment. As a percentage of total revenue, operating expenses were 19.0% and 18.4% in the third quarter of fiscal years 2014 and 2013, respectively.

Taxes:

	Third Quarter Ended
	December 28,	December 29,
	2013	2012
Provision for Income Taxes	$469	$402

Our effective tax rates for the third quarter of fiscal years 2014 and 2013 were 37.3% and 34.0%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

NINE MONTHS ENDED DECEMBER 28, 2013 COMPARED TO NINE MONTHS ENDED DECEMBER 29, 2012 (dollars in thousands):

Revenue:

	Nine Months Ended
	December 28,	December 29,
	2013	2012
Revenue:
Distribution Sales	$53,378	$52,753
Service Revenue	34,727	28,456
Total Revenue	$88,105	$81,209

Total revenue increased $6.9 million, or 8.5%, from the first nine months of fiscal year 2013 to the first nine months of fiscal year 2014.

Service revenue increased $6.3 million, or 22.0%, from the first nine months of fiscal year 2013 to the first nine months of fiscal year 2014.  The growth is attributed to higher organic revenue combined with incremental revenue from recent business acquisitions.

Our Distribution sales accounted for 60.6% and 65.0% of our total revenue in the first nine months of fiscal years 2014 and 2013, respectively.  For the first nine months of fiscal year 2014, Distribution sales increased $0.6 million, or 1.2%, compared with the first nine months of fiscal year 2013.  Despite a $1.7 million decline in sales of products specific to the wind energy industry, sales to both direct and reseller customers increased in this period.

Gross Profit:

	Nine Months Ended
	December 28,	December 29,
	2013	2012
Gross Profit:
Distribution	$12,579	$12,436
Service	8,594	6,479
Total	$21,173	$18,915

Total gross profit in the first nine months of fiscal year 2014 increased $2.3 million, or 11.9%, from the first nine months of fiscal year 2013.  Total gross margin increased 70 basis points in the first nine months of fiscal year 2014 compared with the same time period in the prior fiscal year.

Service segment gross profit increased $2.1 million, or 32.6%, from the first nine months of fiscal year 2013 to the first nine months of fiscal year 2014.  Service segment gross margin increased 190 basis points over the same time period in the prior fiscal year to 24.7%.  The increase was driven by operating leverage, achieved through higher organic growth in the first nine months of fiscal year 2014 compared with the first nine months of fiscal year 2013.

Distribution segment gross margin in the first nine months of fiscal year 2014 was 23.6%, consistent with the first nine months of fiscal year 2013.  Distribution gross profit increased 1.1% in the first nine months of fiscal year 2014 to $12.6 million. The improvement in gross profit was the result of increased co-op advertising income and vendor rebates, partially offset by increased price discounts extended to customers.

Operating Expenses:

	Nine Months Ended
	December 28,	December 29,
	2013	2012
Operating Expenses:
Selling, Marketing and Warehouse	$10,674	$9,786
Administrative	6,724	6,134
Total	$17,398	$15,920

Operating expenses for the first nine months of fiscal year 2014 were $17.4 million, an increase of 9.3% from the first nine months of fiscal year 2013.  As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2014 were 19.7%, compared to 19.6% in the first nine months of fiscal year 2013.

Taxes:

	Nine Months Ended
	December 28,	December 29,
	2013	2012
Provision for Income Taxes	$1,338	$972

Our effective tax rates for the first nine months of fiscal years 2014 and 2013 were 37.0% and 34.0%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement (the “Credit Agreement”), which matures in December 2015, we have a revolving credit facility in the amount of $20.0 million (the “Revolving Credit Facility”).  As of December 28, 2013, $10.6 million was outstanding under the Revolving Credit Facility and included in long-term debt on the Consolidated Balance Sheet.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  On October 4, 2013, we repurchased 0.7 million shares of our common stock for $5.6 million.  This repurchase was funded by a borrowing from our Revolving Credit Facility.  In conjunction with this borrowing, we obtained from our bank, a letter allowing the repurchase to be excluded from certain financial covenant provisions under the Credit Agreement.  As a result, we were in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2014.

We believe that amounts available under our Revolving Credit Facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows:  The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 28,	December 29,
	2013	2012
Cash Provided by (Used in):
Operating Activities	$4,152	$2,350
Investing Activities	(915)	(5,318)
Financing Activities	(3,666)	3,395

Operating Activities:   Net cash provided by operations was $4.2 million for the first nine months of fiscal year 2014 compared with $2.4 million in the first nine months of fiscal year 2013.  Significant working capital fluctuations were as follows:

•
Receivables: Our days sales outstanding continue to reflect strong collections. The following table illustrates our days sales outstanding for the fiscal third quarters ended December 28, 2013 and December 29, 2012:

	Third Quarter Ended
	December 28,	December 29,
	2013	2012
Net Sales, for the last two fiscal months	$20,922	$20,494
Accounts Receivable, net	$13,680	$13,868
Days Sales Outstanding	39	41

•
Inventory/Accounts Payable: Our inventory balance at December 28, 2013 was $7.6 million, an increase of $0.8 million when compared to $6.8 million on-hand at March 30, 2013. Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts. As a result, inventory levels from quarter-to-quarter will vary based on the timing of these large orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of Distribution sales.

•
Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for profit sharing and performance-based management bonuses. At the end of any particular quarter, the amounts accrued for profit sharing and performance-based management bonuses may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first nine months of fiscal year 2014, $0.5 million was paid for performance-based management bonuses compared with $1.9 million paid for profit sharing and performance-based management bonuses in the first nine months of fiscal year 2013.

Investing Activities:  During the first nine months of fiscal year 2014, we invested $1.2 million in capital expenditures, compared with $2.2 million in the first nine months of fiscal year 2013, primarily on the expansion of our Service segment capabilities and information technology.  In addition, in the first nine months of fiscal year 2014, we received $0.2 million from the sale of property and equipment.  During the first nine months of fiscal year 2013, we invested $3.1 million in a business acquisition.

Financing Activities: During the first nine months of fiscal year 2014, net cash used for financing activities was $3.7 million and included $2.6 million in net proceeds from our revolving line of credit offset by the use of $6.4 million to repurchase 0.8 million shares of our common stock.  During the first nine months of fiscal year 2013, financing activities provided net cash of approximately $3.4 million, primarily from our revolving line of credit.

OUTLOOK

We continue to expect our Service segment revenue to grow at a double-digit rate and to realize the inherent leverage in our business model as Service segment operating income grows at a faster rate than our revenue. We expect Service segment growth to be fueled by a combination of organic and acquisitive activities. Taking into consideration the challenges faced in the wind energy industry and the overall competitive nature of the Distribution market, our Distribution segment has actually done quite well through the year. As we have stated in the past, we intend to defend our Distribution market share.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by $0.1 million assuming our average borrowing levels remained constant. As of December 28, 2013, $20.0 million was available under our credit facility, of which $10.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of December 28, 2013, the one-month LIBOR was 0.2%. Our interest rate for the first nine months of fiscal year 2014 ranged from 1.09% to 1.15%. On December 28, 2013, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our total revenue for the first nine months of fiscal years 2014 and 2013 was denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our total revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a continuous basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting; therefore, the change in the fair value of the contracts, which totaled a gain of $0.3 million during the first nine months of fiscal year 2014 and a loss of less than $0.1 million during the first nine months of fiscal year 2013, was recognized in other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On December 28, 2013, we had two foreign exchange contracts, which mature in January 2014, outstanding for an aggregate notional amount of $5.2 million.  We do not use hedging arrangements for speculative purposes.

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

PART II.  OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Date	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 4, 2013 (2)	696,138	$8.10	-	-

(1)
We have an Executive Officer and Director Share Repurchase Plan (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers and directors, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on the NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan in the third quarter of fiscal year 2014.

(2)
Shares repurchased from an unaffiliated shareholder in a privately-negotiated transaction. This share repurchase was not part of a publically announced plan or program, but it was reported on a Current Report on Form 8-K filed on October 9, 2013.

ITEM 6.  EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: February 7, 2014	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: February 7, 2014	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document