Form 10-K
period 2014-03-29
TRANSCAT INC
filed 2014-06-26
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark one)
[√]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  March 29, 2014

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number:  000-03905

TRANSCAT, INC.
(Exact name of registrant as specified in its charter)

Ohio	16-0874418
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [  ]     No [√]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 27, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $52 million.  The market value calculation was determined using the closing sale price of the registrant’s common stock on September 27, 2013, as reported on the NASDAQ Global Market.

The number of shares of common stock of the registrant outstanding as of June 23, 2014 was 6,779,708.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 9, 2014 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

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

PART I

ITEM 1.  BUSINESS

BUSINESS OVERVIEW

Transcat is a leading provider of accredited calibration and compliance services and distributor of professional grade handheld test, measurement and control instrumentation.  We are primarily focused on providing our services and products to the following industries:

•	FDA-regulated (such as life-science, pharmaceutical, biotechnology and medical device manufacturing);
•	Industrial manufacturing;
•	Energy;
•	Chemical manufacturing; and
•	Other industries which require accuracy in their processes and confirmation of the capabilities of their equipment.

We conduct our business through two segments: service (“Service”) and distribution (“Distribution”).  See Note 7 of our Consolidated Financial Statements in this report for financial information for these segments.  We concentrate on attracting new customers in each segment and on cross-selling to existing customers to increase our total revenue.  We serve approximately 17,000 and 23,000 customers through our Service and Distribution segments, respectively, with over 25% of those customers transacting with us through both of our business segments.

Through our Service segment, we offer calibration, compliance and other complimentary services.  As of our fiscal year ended March 29, 2014 (“fiscal year 2014”), we operated eighteen calibration service centers (“Calibration Centers of Excellence”) strategically located across the United States, Puerto Rico, and Canada.  All of our Calibration Centers of Excellence have obtained ISO/IEC 17025 scopes of accreditation which are believed to be among the best in the industry.  Our accreditations are the cornerstone of our quality program, which we believe to be unequaled in the industry.  Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in FDA-regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service regardless of which of our eighteen Calibration Centers of Excellence completes the service.

Through our Distribution segment, we market and sell national and proprietary brand instruments to customers globally.  Our product catalog (“Master Catalog”) and website offer access to more than 100,000 test, measurement and control instruments, including products from approximately 120 of the industry’s leading manufacturers including Fluke, Megger, GE, Emerson, Agilent, FLIR and Rosemount.  In addition, we are the exclusive worldwide distributor for Transmation and Altek products.  The majority of the instruments we sell require expert calibration service to ensure that they maintain the most precise measurements.

Our commitment to quality goes beyond the services and products we deliver.  Our sales, customer service and support teams stand ready to provide expert advice, application assistance and technical support wherever and whenever our customers need it.  Since calibration is an intangible service, our customers rely on us to uphold high standards and trust in the integrity of our people and processes.

Among our customers are many Fortune 500/Global 500 companies.  Transcat has focused on serving the pharmaceutical and other FDA-regulated industries, industrial manufacturing, energy and utility, chemical manufacturing and other industries since our founding in 1964.  We are a leading supplier of test, measurement and control instrumentation in the markets we serve.  We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, and our asset management system, CalTrak®.  In fiscal years 2012 through 2014, no customer or controlled group of customers accounted for 10% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

Transcat was incorporated in Ohio in 1964.  We are headquartered in Rochester, New York and employ more than 400 people.  Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624.  Our telephone number is 585-352-7777.

OUR STRATEGY

Our objective is to continue to grow our Service and Distribution segments through organic revenue growth and acquisitions.

Within the Service segment, our strategy is to focus primarily on customers that rely on accredited calibration services and/or compliance services and value superior quality to maintain the integrity of their processes and/or meet the demands of regulated business environments.  We focus on customers that require precise measurement capability for their manufacturing and testing processes to minimize risk, waste and defects.  We execute this strategy by leveraging our multiple locations, highly qualified technicians and breadth of capabilities.

As part of our growth strategy, we have engaged in a number of business acquisitions.  During our fiscal years ended March 30, 2013 (“fiscal year 2013”) and March 31, 2012 (“fiscal year 2012”), we completed the following acquisitions:

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

We completed no business acquisitions in fiscal year 2014.

Our acquisition strategy primarily targets service businesses that expand our geographic reach and leverage our infrastructure while also increasing the depth and/or breadth of our service capabilities.  Because our acquisition strategy is focused on service businesses, and we expect the growth rate of our Service segment will exceed that of our Distribution segment over the long term.

Our Distribution segment growth strategy is to be the premier distributor of leading hand-held test and measurement equipment.  In support of this strategy, we continuously add new in-demand vendors and products and market them to our existing and prospective customers.  We have access to over 100,000 products through our vendor relationships with the goal of servicing all of our customers’ test and measurement instrumentation needs.

We believe our combined Distribution and Service segment offerings, experience, technical expertise and integrity create a unique and compelling value proposition for our customers.  We strive to differentiate ourselves and build barriers to competitive entry by offering a broad range of the best products and services, and integrating those products and services to benefit our customers’ operations and lower their costs.

SEGMENTS

SERVICE SEGMENT

Calibration.  Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some specifically defined form.  After the calibration has been completed, a decision is made, based on rigorously defined parameters, regarding what, if anything, should be done to the unit to conform to the required standards or specifications.  The decision may be to adjust, optimize or repair a unit; limit the use, range or rating of a unit; scrap the unit; or leave the unit as is.  The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements. Calibration improves an operation’s productivity and efficiency to optimal levels by assuring accurate, reliable instruments and processes.  Through our Service segment, we perform periodic calibrations (typically ranging from three month to twenty-four month intervals) on new and used instruments as well as repair services for our customers.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  We perform approximately 200,000 calibrations annually and can address approximately 90% to 95% of the items requested to be calibrated with our in-house capabilities.  For customers’ calibration needs in less common and highly technical disciplines, we have historically subcontracted to third party vendors that have unique or proprietary capabilities.  While typically representing less than 20% of our Service segment revenue, the management of these vendors is highly valued by our customers and our relationships have enabled us to continue our pursuit of having the broadest calibration offerings to these targeted markets.

Compliance.  Our compliance services include analytical qualification, validation and remediation services.  Analytical and validation services provide a comprehensive and highly specialized service offering focused on the pharmaceutical and other FDA-regulated industries.  Our goal is to deliver specialized technical services with a quality assurance approach, which maximizes document accuracy and on-time job delivery. These industries demand knowledgeable contract services and Transcat meets these demands with GMP, GLP and GxP compliant services.  Companies within these innovative and cutting-edge industries need a reliable alternative to the original equipment manufacturers (“OEMs”) and the “generalist” service providers who cannot meet their industry-specific needs.  Remediation services are focused on assisting our customers with efforts to get back into compliance with regulations after the FDA or other government authority has taken action with respect to the customer’s operations.

Analytical services are typically based on service agreements for testing, preventative maintenance and repair and tend to generate recurring revenue.  Validation services are based on certain customer processes.  While specific validation services may not be repeated, we develop relationships with customers who may engage us for multiple unique validation services.  Remediation services are based on specific regulatory actions and are generally project-based and required by a customer for a finite period of time.  This revenue is not recurring by its nature.

Other Services. We provide other services to our customers such as repair, inspection and consulting services. These services allow us to provide “one-stop shopping” for our customers.

During fiscal year 2014, services completed by our staff of highly-trained technicians represented 83% of our Service revenue while approximately 15% of our Service revenue was derived from services that were subcontracted to third party vendors, and the remaining 2% was associated with other billings.  Our Service segment accounted for 41% of our total revenue in fiscal year 2014.

Strategy.  Our Service segment provides periodic calibration services for our customers’ test and measurement instruments.  We specifically target companies and industries where quality calibrations are a critical operational component and calibration sourcing decisions are based on accreditation, reliability, trust, customer service, turn-around time, location, documentation, price and a one-source solution.  Our success with customers is based on the trust they have in the integrity of our people and processes.

Transcat’s calibration services strategy encompasses multiple ways to manage a customer’s calibration and repair needs:

1)
If a company wishes to outsource its calibration needs, we offer an “Integrated Calibration Services Solution” that provides a complete wrap-around service, which can be delivered in the following ways:

•	permanent on-site - Transcat establishes and manages a calibration service program within a customer’s facility;
•	depot services - services are performed in-house at one of our Calibration Centers of Excellence; and
•	scheduled on-site services - Transcat technicians travel to a customer’s location and provide bench-top or in-line calibration services on predetermined service cycles.

2)	If a company has an in-house calibration operation, we can provide:
•	calibration of primary standards; and
•	overflow capability, either on-site or at one of our Calibration Centers of Excellence, during periods of high demand.

Inclusive with all these services, we provide total program management including logistical and consultation services when needed.

We strive to provide the broadest accredited calibration offering to our targeted markets, which includes certification of our technicians pursuant to the American Society for Quality standards, complete calibration management encompassing the entire metrology function, and access to our service offerings.  We believe our calibration services are of the highest technical and quality levels, with broad ranges of accreditation.  Our quality systems are further detailed in the section entitled “Quality” below.

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

CalTrak®.  CalTrak® is our proprietary documentation and asset management system which is used to manage both the workflow of our Calibration Centers of Excellence and our customers’ assets.  With CalTrak®, we are able to provide our customers with timely and consistent calibration service while optimizing our own efficiencies.  CalTrak® has been validated to U.S. federal regulations 21 CFR 820.75 and 21 CFR 11, as applicable. This validation is important to the pharmaceutical and other FDA-regulated industries where federal regulations can be particularly stringent.

Additionally, CalTrak® Online provides our customers with web-based asset management capability and a safe and secure off-site archive of calibration and other service records that can be accessed 24 hours a day through our secure password-protected website.  Through CalTrak® and CalTrak® Online, each customer calibration is tracked and automatically cross-referenced to the assets used to perform the calibration, providing traceability.

During fiscal year 2014, we made a significant capital investment in upgrading and redefining CalTrak® Online, focusing on enhancing ease of use and customer self-serve ability.  We expect the upgraded and redefined CalTrak® Online to further our integration into our customers’ day-to-day work flow, specifically with enterprise customers, who generally have unique asset management and/or service requirements.  This new, mobile device compatible, version of CalTrak® Online will be branded as Cost, Control and Compliance Management by Transcat (“C3”) and is expected to be launched in the second quarter of our fiscal year ending March 28, 2015 (“fiscal year 2015”).

Marketing and Sales.  Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets.  We also have a team of account managers, focused on servicing the needs of our existing customers.  In addition, we employ our Master Catalog, supplements, mailings, journal advertising, trade shows, and the Internet to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including pharmaceutical and other FDA-regulated industries, energy and utilities, and chemical manufacturing.  We also target industrial manufacturing and other industries that appreciate the value of quality calibrations.  Our quality process and standards are designed to meet the needs of companies that must address regulatory requirements and/or have a strong commitment to quality and a comprehensive calibration and compliance program.

The approximate percentage of our Service revenue by industry type for the periods indicated are as follows:

	FY 2014	FY 2013	FY 2012
Pharmaceutical/FDA-regulated	34%	34%	31%
Industrial Manufacturing	29%	28%	27%
Energy/Utilities	8%	8%	12%
Chemical Manufacturing	7%	7%	8%
Other	22%	23%	22%
Total	100%	100%	100%

Competition.   The calibration services industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations, such as Transcat, to non-accredited, sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities.  A large percentage of calibration companies are small businesses that may not have a range of capabilities as broad as ours.  There are also several companies with whom we compete that have national or regional operations.  We differentiate ourselves from our competitors by demonstrating our commitment to quality and by having a wide range of capabilities that are tailored to the markets we serve.  Customers see the value in using our unique CalTrak® Online asset and data management program to monitor their instrument’s status, history and performance data.  We are fundamentally different from most of our competitors because we have the ability to bundle product, calibration, compliance and other services as a single source for our customers.

Competition for compliance services is comprised of both small local and regional service providers and large multi-national companies who are also OEMs.  While we are financially strong and larger than many of the small local and regional competitors, the large OEMs are generally much larger than we are and may have more resources.  Our competitive advantages are our flexibility and our turn-around time.  We believe we can react to customers’ needs more quickly and effectively than our competitors.

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

The importance of this international oversight to our customers is the assurance that our documents will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider.  To provide the widest range of services to our customers in our target markets, our ISO/IEC 17025:2005 accreditations extend across many technical disciplines, including working-level and reference-level capabilities.  We believe our scope of accreditation to ISO/IEC 17025 to be the broadest for the industries we serve.

DISTRIBUTION SEGMENT

Summary.  Our customers use test and measurement instruments to ensure that their processes, and ultimately their end products, are within specification.  Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements.  The industrial test and measurement instrumentation market, in those geographic areas where we predominately operate, is serviced by broad-based national equipment distributors and niche or specialty-focused organizations such as Transcat.

Most industrial customers find that maintaining an in-house inventory of back-up test and measurement instruments is cost prohibitive.  As a result, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small quantity orders combined with a need for rapid, reliable, and complete order fulfillment.  The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel, and products are typically obtained from one or more distributors.  Our Master Catalog, supplemental catalogs, website, e-newsletters, and other sales and marketing activities are designed to maintain a constant presence in front of our customers to ensure we receive the order when they are ready to purchase.

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

We believe that a customer chooses a distributor based on a number of different criteria including the timely delivery and accuracy of orders, consistent product quality, the technical competence of the representative serving them, value added services, as well as price.  We provide our customers with value added services including technical support, to insure our customer receives the right product for their specific need through application knowledge and product compatibility, and the option to have calibration service performed on their new product purchases prior to shipment.  We also offer online procurement, same day shipment of in-stock items, a variety of custom product offerings and training programs.  Because of the breadth of our product and service offerings, we are often a “one-stop shop” for our customers who gain operational efficiency by dealing with just one distributor for most or all of their test and measurement instrumentation needs.

Our Distribution segment accounted for 59% of our total revenue in fiscal year 2014.  Within the Distribution segment, our routine business is comprised of customers who place orders to acquire new instrumentation or to upgrade or replace old instrumentation. Our average Distribution order is approximately $1,900.  Items are regularly added to and deleted from our product offerings on the basis of customer demand, recommendations of suppliers, sales volumes and other factors.

Marketing and Sales. We market and sell to our customers through multiple sales channels consisting of direct catalog marketing, our website and other web-based advertising, proactive outbound sales, and an inbound call center.  Our outbound and inbound sales teams are staffed with technically trained personnel who are available to help guide product selection. Alternately, customers may purchase products through our website at transcat.com.  Our website serves as a sales channel for our services and products, and provides product availability, detailed product information, ability to search products, demo videos and downloadable product specification sheets.

Through our annual Master Catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices.  The instruments typically range in price from $100 to over $25,000.

During fiscal year 2014, we circulated over 1.1 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials. We also disseminated approximately 2.5 million e-newsletters to our existing and prospective customers.  Some of the key factors that determine the number of catalogs and other direct marketing materials sent to each customer include new product introductions, their market segments and the timing, frequency and monetary value of past purchases.

As a result of strong relationships with our product vendors and our historical performance of effectively marketing, we have the opportunity to carry out co-branded marketing initiatives, aimed at our existing customers and our prospective customer base, for which we receive cooperative advertising income.  These co-branded marketing initiatives typically feature specific vendors, new products or targeted product categories and take the form of direct mailers, web-based initiatives or outbound sales efforts.

Competition.  The distribution market for industrial test and measurement instrumentation is quite fragmented and highly competitive.   Our competitors range from large national distributors and manufacturers that sell directly to customers to small local distributors.  In addition, web-based distributors have become more prevalent in recent years and are increasing their market share.  Key competitive factors typically include customer service and support, quality, turnaround time, inventory availability, brand recognition and price.  To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly-trained technical sales specialists.  In order to maintain this competitive advantage, technical training is an integral part of developing our sales staff.

In acknowledgement of growing competition from web-based distributors and the overall general trend of increased use of e-commerce, we began a significant overhaul and redesign of our website in fiscal year 2014.  Improvements made to our website are focused around enhancing customer experience through ease of use, better browsing and search functions, increased content capabilities and recommendations for complimentary products and services.  Additionally, we are redesigning our website to allow us greater flexibility and scalability and to enhance our ability to react quickly to changes in the marketplace.  We expect to launch our redesigned website during the second quarter of fiscal year 2015.

Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments.  We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost.  We obtain our products from approximately 450 suppliers of brand name and private-labeled equipment.  In fiscal year 2014, our top 10 vendors accounted for approximately 66% of our aggregate Distribution business.  Approximately one-third of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we serve.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers whose individual purchases vary in size.  We can usually ship to our customers our top selling products the same day they are ordered.

Vendor Rebates. We have agreements with certain product vendors that allow for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales.   Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter.  Point of sale rebate programs are based upon annual year-over-year sales performance on a calendar year basis and are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement.

Operations.  Our distribution operations primarily take place within an approximate 37,250 square-foot facility in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon.  The Rochester location also serves as our corporate headquarters; houses our customer service, sales and administrative functions; and has a calibration service center.  The Portland location also serves as a calibration service center. In fiscal year 2014, we shipped approximately 36,000 product orders in the aggregate from both locations. In addition, we have two warehouse facilities in Wisconsin that fulfill orders for scales.

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

Backlog.  Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Centers of Excellence prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.

The following graph shows the quarter-end trend of pending product shipments and backorders for fiscal years 2012 through 2014:

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

INFORMATION REGARDING EXPORT SALES

In fiscal years 2012 through 2014, approximately 10% of our total revenue resulted from sales to customers outside the United States.  Of those sales in fiscal year 2014, approximately 20% were denominated in U.S. dollars and the remaining 80% were in Canadian dollars.  Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations.  See “Foreign Currency” in Item 7A of Part II  and Note 7 of our Consolidated Financial Statements in this report for further details.

INFORMATION SYSTEMS

We utilize a turnkey enterprise software solution from Infor, Inc. called Application Plus to manage our business and operations segments.  This software includes a suite of fully integrated modules to manage our business functions, including customer service, warehouse management, inventory management, financial management, customer relations management and business intelligence.  This solution is a fully mature business package and has been subject to more than 20 years of refinement.  During fiscal year 2013, we completed implementation of customer relationship management (“CRM”) software offered by SalesForce.com, Inc.  SalesForce.com, Inc. is strategically partnered with Infor, Inc., which allowed us to fully integrate the CRM software with our Infor enterprise software.

We also utilize CalTrak®, our proprietary document and asset management system, to manage documentation, workflow and customers’ assets within and amongst our calibration service centers. In addition to functioning as an internal documentation, workflow, and asset management system, CalTrak®, through CalTrak® Online, provides customers with web-based calibration cycle management service and access to documentation relating to services completed by Transcat.

INTELLECTUAL PROPERTY

We have federally registered trademarks for Transcat® and CalTrak®, which we consider to be of material importance to our business. The registrations for these trademarks encompass multiple classes, and the registrations are in good standing with the U.S. Patent & Trademark Office.  Our CalTrak® trademark is also registered in Canada for one class with the Canada Intellectual Property Office.  Our trademark registrations must be renewed at various times and we intend to renew our trademarks, as necessary, for the foreseeable future.

In addition, we own www.transcat.com. As with phone numbers, we do not have and cannot acquire any property rights to an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

SEASONALITY

We believe that our business has certain historical seasonal factors.  Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to industrial operating cycles.

ENVIRONMENTAL MATTERS

We believe that compliance with federal, state, or local provisions relating to the protection of the environment will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2014, we had 407 employees, including 6 part-time employees, compared with 412 employees, including 10 part-time employees, at the end of fiscal year 2013.

MANAGEMENT TEAM

The following table presents certain information regarding our management team, including our executive officers and certain key employees as of March 29, 2014:

Name	Age	Position
Lee D. Rudow	49	President and Chief Executive Officer
John J. Zimmer	55	Senior Vice President of Finance and Chief Financial Officer
Charles P. Hadeed	64	Executive Chairman of the Board of Directors
Michael P. Craig	60	Vice President of Human Resources
John P. Hennessy	65	Vice President of Marketing
Rainer Stellrecht	63	Vice President of Laboratory Operations
Jay F. Woychick	57	Vice President of Inside Sales
Scott D. Sutter	43	Vice President of Sales
Robert A. Flack	44	Vice President of Business Development
Derek C. Hurlburt	45	Corporate Controller

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

We depend on manufacturers to supply inventory to our Distribution segment and rely on one vendor to supply a significant amount of our inventory purchases.  If our vendor fails to provide desired products to us, increases prices, or fails to timely deliver products, our revenue and gross profit could suffer.  A significant amount of our inventory purchases are made from one vendor, Fluke.  Our reliance on this vendor leaves us vulnerable to having an inadequate supply of required products, price increases, late deliveries, and poor product quality.  Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products.  If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our Distribution segment sales could suffer considerably.  Finally, we cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand.  This is of particular significance to our Distribution segment business because the products we sell are often only available from one source.  Any limits to product access could materially and adversely affect our Distribution segment business.

Our future success may be affected by future indebtedness.  Under our revolving credit facility, as of March 29, 2014, we owed $7.6 million to our secured creditor.  We may borrow additional funds in the future to support our growth and working capital needs.  We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings.  Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding.  Changes in interest rates may have a significant effect on our payment obligations and operating results.  Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases.  If our debt burden increases to high levels, such manufacturers may restrict our credit.  Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably.  Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

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

Our acquisitions or future acquisition efforts, which are important to our growth, may not be successful, which may limit our growth or adversely affect our results of operations and financial condition.   Acquisitions have been an important part of our growth to date.  As part of our business strategy, we may make additional acquisitions of companies that could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities.  If we identify an appropriate acquisition candidate, we may not be able to negotiate successfully the terms of or finance the acquisition.  In addition, we cannot assure you that we will be able to integrate the operations of our acquisitions without encountering difficulties, including unanticipated costs, possible difficulty in retaining customers and supplier or manufacturing relationships, failure to retain key employees, the diversion of our management’s attention or failure to integrate our information and accounting systems.  We may not realize the revenues and cost savings that we expect to achieve or that would justify the investments, and we may incur costs in excess of what we anticipate.  To effectively manage our expected future growth, we must continue to successfully manage our integration of the companies that we acquire and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls.  If we fail in any of these areas, our business growth and results of operations could be adversely affected.

Any impairment of goodwill or other intangible assets could negatively impact our results of operations.  Our goodwill and other intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired.  Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination.  Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets.  In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets.  We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business.  Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition.  We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or other intangible assets as of March 29, 2014.

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

The industries in which we compete are highly competitive, and we may not be able to compete successfully.   Within our Service segment, we provide calibration services and compete in an industry that is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations to non-accredited, sole proprietors, resulting in a tremendous range of service levels and capabilities.  Also, within our Service segment, we provide compliance services and compete in an industry that is comprised of both small local and regional service providers and large multi-national companies who are also OEMs.  Within our Service segment, some of our larger competitors may have broader service capabilities and may have greater name recognition than us.  Some manufacturers of the products we sell may also offer calibration and compliance services for their products.

Within our Distribution segment, we compete with numerous companies, including several major manufacturers and distributors.  Most of our products are available from several sources and our customers tend to have relationships with several distributors.  Competitors in the distribution industry could also obtain exclusive rights to market particular products, which we would then be unable to market.  Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us.  Industry consolidation among distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition and adversely affect our business or results of operations.

In each of the industries in which we compete, some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. In the future, we may be unable to compete successfully and competitive pressures may reduce our sales.

Our Service segment has a high concentration of customers in the Pharmaceutical and other FDA-regulated and Industrial Manufacturing Industries. Most of our Service segment customers operate in the pharmaceutical and other FDA-regulated or industrial manufacturing industries.  This concentration of our customer base affects our overall risk profile, since a significant portion of our customers will be similarly affected by changes in economic, political, regulatory, and other industry conditions. We anticipate that our Service segment will continue to grow and comprise a greater percentage of our total revenue, which will increase our exposure to fluctuations in the pharmaceutical and other FDA-regulated or industrial manufacturing industries.  An abrupt or unforeseen change in conditions in these industries could adversely affect customer demand for our services, which could have a material adverse affect on our financial results.

We rely on our CalTrak®, Application Plus and other management information systems for inventory management, distribution, workflow, accounting and other functions.   If our CalTrak®, Application Plus and other management information systems fail to adequately perform these functions, experience an interruption in their operation or a security breach, our business and results of operations could be adversely affected.  The efficient operation of our business depends on our management information systems.   We rely on our CalTrak®, Application Plus and other management information systems to effectively manage accounting and financial functions, customer service, warehouse management, order entry, order fulfillment, inventory replenishment, documentation, asset management, and workflow.  Our management information systems are vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, vandalism, terrorist attacks, power loss, or other computer systems, internet, telecommunications or data network failures.  Any such interruptions to our management information systems could disrupt our business and could result in decreased revenues, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer.  In addition, our management information systems are vulnerable to security breaches. Our security measures or those of our third-party service providers may fail to detect or prevent such security breaches.  Security breaches could result in the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data and payment information, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and results of operations.

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

Our revenue depends on retaining capable sales personnel and highly-skilled service technicians as well as maintaining existing relationships with key customers, key vendors and manufacturers of the products that we distribute.   Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel and skilled service technicians as well as key customers, vendors and manufacturers who appreciate the value of our services.  If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business and results of operations may be adversely affected.

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

As a "smaller reporting company" we are not required to comply with the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, which may cause investors to have less confidence in our internal control over financial reporting. The auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act provides that a public company's independent auditor must attest to and report on management's internal control over financial reporting.  Because we qualify as a "smaller reporting company" under the applicable SEC regulation, we are not required to comply with the auditor attestation requirement. The lack of an auditor attestation concerning management's internal control over financial reporting may cause investors to have less confidence in our internal control over financial reporting and increases the risk that any material weakness or other deficiencies in our internal controls will not be detected.

We expect that our quarterly results of operations will fluctuate. Such fluctuation could cause our stock price to decline.   A large portion of our expenses for our Service segment, including expenses for facilities, equipment and personnel are relatively fixed.  Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter.  Our quarterly revenues and operating results have fluctuated in the past and are likely to do so in the future.  Factors such as fluctuations in industrial demand for products we sell, services we provide, and in which we operate, could cause our revenues and operating results to fluctuate.  If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price may decline.

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

Our stock price may be volatile. The stock market, from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. As our stock may be affected by market volatility, and by our own performance, the following factors, among others, may have a significant effect on the market price of our common stock:

•	Developments in our relationships with current or future manufacturers of products we distribute;
•	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	Litigation or governmental proceedings or announcements involving us or our industry;
•	Economic and other external factors, such as disasters or other crises;
•	Sales of our common stock or other securities in the open market;
•	Repurchases of our common stock on the open market or in privately-negotiated transactions;
•	Period-to-period fluctuations in our operating results; and
•	Our ability to satisfy our debt obligations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

The following table presents our leased properties as of March 29, 2014:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Distribution Center and Calibration Service Center	Rochester, NY	37,250
Calibration Service Center	Anaheim, CA	4,000
Calibration Service Center	Boston, MA	4,000
Calibration Service Center	Burlington, ON	14,152
Calibration Service Center	Charlotte, NC	4,860
Calibration Service Center	Cherry Hill, NJ	10,800
Calibration Service Center	Dayton, OH	9,000
Calibration Service Center	Denver, CO	19,441
Calibration Service Center	Houston, TX	10,333
Calibration Service Center (1)	Lincoln, MT	5,406
Calibration Service Center	Montreal, QC	1,443
Calibration Service Center	Nashville, TN	6,000
Calibration Service Center	Ottawa, ON	3,990
Calibration Service Center	Tempe, AZ	4,169
Calibration Service Center and Distribution Center	Portland, OR	12,600
Calibration Service Center	San Juan, PR	1,560
Calibration Service Center	St. Louis, MO	4,400
United Scale & Engineering:
Service Center	Green Bay, WI	3,320
Service Center and Warehouse	Madison, WI	6,000
Service Center and Warehouse	Milwaukee, WI	16,000

(1)	Property owned by the Company

We believe that our properties are in good condition, are well maintained, and are generally suitable and adequate to carry on our business in its current form.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol “TRNS.”  As of June 23, 2014, we had approximately 541 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ Global Market for each quarterly period in fiscal years 2014 and 2013:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2014:
High	$7.60	$8.81	$8.96	$9.85
Low	$5.73	$6.41	$7.48	$7.65

Fiscal Year 2013:
High	$13.40	$7.00	$7.70	$7.10
Low	$6.23	$5.30	$5.12	$5.73

DIVIDENDS

We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Date	Total Number of Shares Purchased	Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

February 17, 2014	6,283 (2)	$9.20 (2)	-	-

(1)
We have an Executive Officer and Director Share Repurchase Plan (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers and directors, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on the NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan in the fourth quarter of fiscal year 2014.

(2)
These shares were repurchased from a director of the Company in accordance with the Transcat, Inc. 2003 Incentive Plan and in connection with the exercise of an option where the exercise price was paid with common stock that the director otherwise owned.

ITEM 6.  SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2014 and the previous four fiscal years (in thousands, except per share data).  Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	For the Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012	March 26, 2011	March 28, 2010
Statements of Income Data:
Total Revenue	$118,508	$112,296	$110,020	$91,186	$81,061
Total Cost of Revenue	88,718	84,892	82,896	67,888	61,767
Gross Profit	29,790	27,404	27,124	23,298	19,294
Operating Expenses	23,085	21,458	21,696	18,711	16,913
Operating Income	6,705	5,946	5,428	4,587	2,381
Interest and Other Expense, net	259	228	182	105	98
Income Before Income Taxes	6,446	5,718	5,246	4,482	2,283
Provision for Income Taxes	2,462	2,014	1,944	1,694	832
Net Income	$3,984	$3,704	$3,302	$2,788	$1,451

Share Data:
Basic Earnings Per Share	$0.56	$0.50	$0.45	$0.38	$0.20
Basic Average Shares Outstanding	7,080	7,404	7,309	7,290	7,352
Diluted Earnings Per Share	$0.54	$0.49	$0.43	$0.37	$0.19
Diluted Average Shares Outstanding	7,357	7,592	7,651	7,521	7,549
Closing Price Per Share	$9.28	$6.36	$13.11	$8.00	$7.14

	As of or for the Fiscal Years Ended
	March 29, 2014	March 30, 2013	March 31, 2012	March 26, 2011	March 28, 2010
Balance Sheets and Working Capital Data:
Inventory, net	$6,181	$6,803	$6,396	$7,571	$5,906
Property and Equipment, net	7,089	6,885	5,306	5,253	4,163
Goodwill and Intangible Assets, net	20,035	21,283	15,839	13,648	11,272
Total Assets	53,874	55,047	44,977	41,360	35,713
Depreciation and Amortization	2,945	2,702	2,896	2,293	2,080
Capital Expenditures	1,961	2,657	1,391	1,647	1,128
Long-Term Debt	7,593	8,017	3,365	5,253	2,532
Shareholders' Equity	30,083	31,650	27,378	23,329	20,257

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

Our strength in our Service segment is based upon the wide range of disciplines and the investment in quality systems that are required in our targeted market segments.  Our services range from the calibration and repair of a single unit to managing a customer’s entire calibration program.  We believe our Service segment offers an opportunity for long-term growth and the potential for continuing revenue from established customers with regular calibration cycles and recurring compliance services requirements.

In our Distribution segment, our Master Catalog is widely recognized by both original equipment manufacturers and customers as the ultimate source for test and measurement instruments.  Additionally, because we specialize in professional grade handheld test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value-added technical assistance to our customers to aid them in determining what product best meets their particular application requirements.

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

We evaluate our performance in both of our business segments against a trailing twelve month trend, and not by analyzing any single quarter.

Financial Overview.  In evaluating our results for fiscal year 2014, the following factors should be taken into account:

•	Fiscal year 2014 operating results include a full year of operations from Anacor and Cal-Matrix.

•	Fiscal year 2013 operating results included those of Anacor and Cal-Matrix from their dates of acquisition on July 16, 2012 and January 25, 2013, respectively.

Total revenue for fiscal year 2014 was $118.5 million, a 5.5% increase compared with total revenue of $112.3 million for fiscal year 2013.  Service revenue increased 18.5% to $48.2 million, or 40.7% of total revenue, in fiscal year 2014.  Of our Service revenue in fiscal year 2014, 83.0% was generated by our Calibration Centers of Excellence while 14.9% was generated through subcontracted third party vendors, compared with 82.1.% and 15.5%, respectively, in fiscal year 2013.  The balance of Service revenue was associated with other charges.

Distribution sales decreased 1.8% to $70.3 million, or 59.3% of total revenue, in fiscal year 2014. Sales to domestic customers comprised 91.0% of total Distribution sales in fiscal year 2014, while 6.0% were to Canadian customers and 3.0% were to customers in other international markets.

Gross margin for fiscal year 2014 was 25.1%, a 70 basis point increase compared with gross margin of 24.4% in fiscal year 2013. Service gross margin increased to 26.6% in fiscal year 2014 compared with 25.3% in fiscal year 2013, while Distribution gross margin increased to 24.1% in fiscal year 2014 compared with 23.9% in fiscal year 2013.

Operating expenses were $23.1 million, or 19.4% of total revenue, in fiscal year 2014 compared with $21.5 million, or 19.1% of total revenue, in fiscal year 2013. Operating income was $6.7 million in fiscal year 2014 compared with $5.9 million in fiscal year 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is a summary of our most critical accounting policies.  See Note 1 of our Consolidated Financial Statements for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Use of Estimates.  The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, probability of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets and estimated lives of our major catalogs and intangible assets.  Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment.  The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes.  Actual results could differ from those estimates.  Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

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

We test goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist.  Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  We have determined that no impairment was indicated as of March 29, 2014 and March 30, 2013.

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

Stock options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2014 and 2013, the components of our Consolidated Statements of Income.

	FY 2014	FY 2013
Gross Profit Percentage:
Distribution Gross Profit	24.1%	23.9%
Service Gross Profit	26.6%	25.3%
Total Gross Profit	25.1%	24.4%

As a Percentage of Total Revenue:
Distribution Sales	59.3%	63.8%
Service Revenue	40.7%	36.2%
Total Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.8%	11.6%
Administrative Expenses	7.6%	7.5%
Total Operating Expenses	19.4%	19.1%

Operating Income	5.7%	5.3%

Interest and Other Expense, net	0.2%	0.2%

Income Before Income Taxes	5.5%	5.1%
Provision for Income Taxes	2.1%	1.8%
Net Income	3.4%	3.3%

FISCAL YEAR ENDED MARCH 29, 2014 COMPARED TO FISCAL YEAR ENDED MARCH 30, 2013 (dollars in thousands):

Revenue:
	For the Years Ended
	March 29,	March 30,	Change
	2014	2013	$	%
Revenue:
Distribution	$70,324	$71,641	$(1,317)	(1.8%)
Service	48,184	40,655	7,529	18.5%
Total	$118,508	$112,296	$6,212	5.5%

Total revenue increased $6.2 million, or 5.5%, from fiscal year 2013 to fiscal year 2014.

Service revenue, which accounted for 40.7% and 36.2% of our total revenue in fiscal years 2014 and 2013, respectively, increased 18.5% from fiscal year 2013 to fiscal year 2014.  This increase was due to business acquisitions and organic growth. Organic revenue growth was experienced across all the key industries that we serve and was driven by strong retention of existing customers as well as the expansion of our customer base resulting from business development activities.

Our fiscal years 2014 and 2013 Service revenue growth in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2014				FY 2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	10.3%	16.5%	16.6%	34.4%	14.1%	8.9%	19.8%	3.7%

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors.  Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve month trend provides a better indication of the progress of this segment.  The following table presents the Service revenue for the trailing twelve months for each quarter in fiscal years 2014 and 2013:

	FY 2014				FY 2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue for
Trailing Twelve Months	$48,184	$46,926	$45,294	$43,662	$40,655	$39,147	$38,341	$36,715

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines.  Accordingly, over the long-term, we expect to outsource 15% to 20% of Service revenue to third party vendors for calibration beyond our chosen scope of capabilities.  During any individual quarter, we could fluctuate beyond these percentages.  We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third party vendors.  The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2014 and 2013:

	FY 2014				FY 2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
Depot/Onsite	83.4%	82.7%	81.9%	83.7%	83.7%	82.3%	82.6%	79.1%
Outsourced	14.5%	15.3%	15.9%	14.2%	14.1%	15.3%	14.9%	18.3%
Freight Billed to Customers	2.1%	2.0%	2.2%	2.1%	2.2%	2.4%	2.5%	2.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 59.3% and 63.8% of our total revenue in fiscal years 2014 and 2013, respectively.  Year-over-year, Distribution sales decreased $1.3 million, or 1.8%.  This decline was primarily due to reduced sales to the challenged wind energy industry.  Our fiscal years 2014 and 2013 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2014				FY 2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(10.3%)	(2.3%)	2.7%	3.7%	(5.9%)	0.3%	(0.1%)	(4.8%)

Distribution sales per business day decreased slightly to $280 thousand in fiscal year 2014, compared with $287 thousand in fiscal year 2013. Our Distribution sales per business day for each fiscal quarter during the fiscal years 2014 and 2013 are as follows:

	FY 2014				FY 2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$265	$311	$281	$265	$300	$319	$269	$260

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Our total pending product shipments decreased $0.5 million, or 17.3%, at the end of fiscal year 2014 compared to the balance at the end of fiscal year 2013. Reduced backorders was the primary driver of this year-over-year decrease.  Variations in pending product shipments can be impacted by several factors, including the timing product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2014 and 2013 and our historical trend of total pending product shipments:

	FY 2014				FY 2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,455	$2,861	$3,438	$3,433	$2,968	$2,826	$2,365	$2,806

% of Pending Product Shipments that are Backorders	69.1%	71.2%	63.8%	68.7%	71.9%	69.6%	68.6%	68.8%

Gross Profit:
	For the Years Ended
	March 29,	March 30,	Change
	2014	2013	$	%
Gross Profit
Service	$12,825	$10,302	$2,523	24.5%
Distribution	16,965	17,102	(137)	(0.8%)
Total	$29,790	$27,404	$2,386	8.7%

Total gross profit in fiscal year 2014 increased by $2.4 million, or 8.7%, from fiscal year 2013.  As a percentage of total revenue, total gross margin increased 70 basis points over the same time period.

Service gross profit increased $2.5 million, or 24.5%, from fiscal year 2013 to fiscal year 2014.  Service gross margin increased 130 basis points from fiscal year 2013 to fiscal year 2014, primarily due to increased revenue combined with continued cost control.  Our annual and quarterly Service gross margins are a function of several factors.  Our organic Service revenue growth provides incremental gross margin growth by leveraging the relatively fixed cost structure of this segment.  Service revenue growth from our recent business acquisitions, while providing a base for future organic revenue growth, may moderate or reduce our gross margins as we acquire additional fixed costs.  The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2014				FY 2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	31.4%	23.4%	23.6%	27.2%	31.3%	21.5%	23.9%	22.9%

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

Total Distribution gross margin in fiscal year 2014 was 24.1%, a 20 basis point improvement when compared with 23.9% in fiscal year 2013.  Distribution gross profit decreased $0.1 million in fiscal year 2014 compared to fiscal year 2013. The decrease resulted from lower sales volume and increased price discounts extended to customers, partially offset by increases in vendor rebates and cooperative advertising income.  The following table presents the quarterly historical trend of our Distribution gross profit as a percent of Distribution sales:

	FY 2014				FY 2013
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	20.4%	19.7%	20.2%	20.5%	20.8%	21.2%	21.5%	22.7%
Total Distribution Gross Margin (2)	25.9%	23.4%	23.6%	23.7%	24.7%	23.2%	22.0%	25.7%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:
	For the Years Ended
	March 29,	March 30,	Change
	2014	2013	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$14,039	$13,001	$1,038	8.0%
Administrative	9,046	8,457	589	7.0%
Total	$23,085	$21,458	$1,627	7.6%

Operating expenses increased $1.6 million, or 7.6%, from fiscal year 2013 to fiscal year 2014.  As a percentage of total revenue, operating expenses increased from 19.1% in fiscal year 2013 to 19.4% in fiscal year 2014, reflecting business development investments to drive organic growth within our Service segment and increased performance based compensation.

Taxes:
	For the Years Ended
	March 29,	March 30,	Change
	2014	2013	$	%

Provision for Income Taxes	$2,462	$2,014	$448	22.2%

Our effective tax rates for fiscal years 2014 and 2013 were 38.2% and 35.2%, respectively.  The increase largely reflects a change in the mix of taxable income between the U.S. and Canada.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement (the “Credit Agreement”), which matures in September 2015, we have a revolving credit facility in the amount of $20.0 million (the “Revolving Credit Facility”).  As of March 29, 2014, $7.6 million was outstanding under the Revolving Credit Facility and included in long-term debt on the Consolidated Balance Sheet.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  On October 4, 2013, we repurchased 0.7 million shares of our common stock for $5.6 million.  This repurchase was funded by a borrowing from our Revolving Credit Facility.  In conjunction with this borrowing, we obtained from our bank a letter allowing the repurchase to be excluded from certain financial covenant provisions under the Credit Agreement.  As a result, we were in compliance with all loan covenants and requirements throughout fiscal year 2014.

We believe that amounts available under our Revolving Credit Facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 29,	March 30,
	2014	2013
Cash Provided by (Used in):
Operating Activities	$7,612	$5,241
Investing Activities	(1,712)	(9,686)
Financing Activities	(6,588)	4,772

Operating Activities:   Cash provided by operating activities for fiscal year 2014 was $7.6 million compared to $5.2 million in fiscal year 2013.  Significant working capital fluctuations were as follows:

•
Receivables:  We continue to generate positive operating cash flows and maintain strong collections on our accounts receivable.  The following table illustrates our days sales outstanding from fiscal year 2013 to fiscal year 2014:

	March 29, 2014	March 30, 2013
Net Sales, for the last two fiscal months	$22,831	$22,984
Accounts Receivable, net	$15,663	$15,411
Days Sales Outstanding	41	40

•
Inventory/Accounts Payable: Our inventory balance at March 29, 2014 was $6.2 million, a decrease of $0.6 million when compared to $6.8 million on-hand at March 30, 2013.   Our inventory strategy includes making appropriate larger quantity, high dollar purchases from key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of Distribution sales.

•
Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for profit sharing and performance-based management bonuses.  At the end of any particular period, the amounts accrued for profit sharing and performance-based management bonuses may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During fiscal year 2013, $1.3 million was paid for performance-based management bonuses and $0.6 was paid for profit sharing, compared with $0.5 million paid for performance-based management bonuses and no payments for profit sharing in fiscal year 2014.

Investing Activities: During fiscal year 2014, we invested $2.0 million in capital expenditures, compared with $2.7 million in fiscal year 2013, primarily on additional Service segment capabilities and development of customer facing software.  In addition, during fiscal year 2014, we received $0.2 million from the sale of property and equipment.  During fiscal year 2013, we invested $7.0 million in business acquisitions.

Financing Activities: During fiscal year 2014, we used $6.6 million for financing activities, including $6.5 million to repurchase shares of common stock.  During fiscal year 2013, we received $4.8 million in cash from financing activities, including $4.7 million from our revolving line of credit and $0.1 million from the net issuance of common stock.

Contractual Obligations and Commercial Commitments.  The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements (in millions):

	Payments Due By Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Revolving Line of Credit (1)	$-	$7.6	$-	$-	$7.6
Operating Leases	1.6	2.5	1.8	0.6	6.5
Total Contractual Cash Obligations	$1.6	$10.1	$1.8	$0.6	$14.1

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes the interest portion of our debt obligation.

OUTLOOK

Fiscal year 2014 revenue and gross margin continued to expand as a result of the strong execution of our strategic operating plan. We expect to continue to grow our Service segment revenue at a double digit rate, driven by our expanded addressable market and strong organic sales growth.

On the capital allocation front, strategic acquisitions will play an important role as we look to further our competitive position.  In addition, we expect to spend between $3.0 million and $3.5 million on capital expenditures in fiscal year 2015 to support our online initiatives and to expand Service segment capacity and capabilities.

Our Distribution business is expected to continue to face challenges in the year ahead, including likely reductions in rebate incentives, but we expect a rebound in alternative energy markets in fiscal year 2015.

Having surpassed the inflection point in our Service segment, we expect Service segment operating income to grow at a faster rate than Service revenue, further demonstrating the inherent leverage of our business model.  As we continue to grow this segment, we expect Service segment operating revenue to become a larger contributor to our overall financial performance, which we believe will more than offset the potential impact of the challenges faced in the Distribution segment on our consolidated financial results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average borrowing levels remained constant.  As of March 29, 2014, $20.0 million was available under our credit facility, of which $7.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of March 29, 2014, the one-month LIBOR was 0.2%. Our interest rate for fiscal year 2014 ranged from 1.1% to 1.7%. On March 29, 2014, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our total revenues for fiscal years 2014 and 2013 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting and therefore, the net change in the fair value of the contracts, which totaled a gain of $0.4 million in fiscal year 2014 and a gain of less than $0.1 in fiscal year 2013, was recognized as a component of other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged.  On March 29, 2014, we had a foreign exchange contract, which matured in April 2014, outstanding in the notional amount of $4.8 million.  We do not use hedging arrangements for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (“the Company”) as of March 29, 2014 and March 30, 2013 and the related consolidated statements of operations, comprehensive income, shareholders’ equity and cash flows for the fiscal years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries as of March 29, 2014 and March 30, 2013, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Freed Maxick CPAs, P.C.
Freed Maxick CPAs, P.C.
Buffalo, New York
June 26, 2014

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 29, 2014	March 30, 2013

Distribution Sales	$70,324	$71,641
Service Revenue	48,184	40,655
Total Revenue	118,508	112,296

Cost of Distribution Sales	53,359	54,539
Cost of Services Sold	35,359	30,353
Total Cost of Revenue	88,718	84,892

Gross Profit	29,790	27,404

Selling, Marketing and Warehouse Expenses	14,039	13,001
Administrative Expenses	9,046	8,457
Total Operating Expenses	23,085	21,458

Operating Income	6,705	5,946

Interest and Other Expense, net	259	228

Income Before Income Taxes	6,446	5,718
Provision for Income Taxes	2,462	2,014

Net Income	$3,984	$3,704

Basic Earnings Per Share	$0.56	$0.50
Average Shares Outstanding	7,080	7,404

Diluted Earnings Per Share	$0.54	$0.49
Average Shares Outstanding	7,357	7,592

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Years Ended
	March 29, 2014	March 30, 2013

Net Income	$3,984	$3,704

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(6)	2
Unrecognized Prior Service Cost, net of tax	64	1
Unrealized Gain on Other Asset, net of tax	28	30
	86	33

Comprehensive Income	$4,070	$3,737

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 29, 2014	March 30, 2013
ASSETS
Current Assets:
Cash	$23	$406
Accounts Receivable, less allowance for doubtful accounts of $82 and $118 as of March 29, 2014 and March 30, 2013, respectively	15,663	15,411
Other Receivables	1,088	977
Inventory, net	6,181	6,803
Prepaid Expenses and Other Current Assets	1,180	1,134
Deferred Tax Asset	1,396	1,087
Total Current Assets	25,531	25,818
Property and Equipment, net	7,089	6,885
Goodwill	17,384	17,592
Intangible Assets, net	2,651	3,691
Other Assets	1,219	1,061
Total Assets	$53,874	$55,047

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,132	$8,883
Accrued Compensation and Other Liabilities	5,690	3,979
Income Taxes Payable	1,035	465
Total Current Liabilities	13,857	13,327
Long-Term Debt	7,593	8,017
Deferred Tax Liability	607	551
Other Liabilities	1,734	1,502
Total Liabilities	23,791	23,397

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,716,350 and 7,423,507 shares issued and outstanding as of March 29, 2014 and March 30, 2013, respectively	3,358	3,712
Capital in Excess of Par Value	11,387	10,616
Accumulated Other Comprehensive Income	567	481
Retained Earnings	14,771	16,841
Total Shareholders' Equity	30,083	31,650
Total Liabilities and Shareholders' Equity	$53,874	$55,047

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 29, 2014	March 30, 2013
Cash Flows from Operating Activities:
Net Income	$3,984	$3,704
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Gain on Disposal of Property and Equipment	(34)	-
Deferred Income Taxes	(310)	43
Depreciation and Amortization	2,945	2,702
Provision for Accounts Receivable and Inventory Reserves	1	162
Stock-Based Compensation Expense	527	343
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(424)	(842)
Inventory	681	(294)
Prepaid Expenses and Other Assets	(623)	(914)
Accounts Payable	(1,751)	1,389
Accrued Compensation and Other Liabilities	2,047	(1,070)
Income Taxes Payable	569	18
Net Cash Provided by Operating Activities	7,612	5,241

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(1,961)	(2,657)
Proceeds from Sale of Property and Equipment	249	-
Business Acquisitions, net of cash acquired	-	(7,029)
Net Cash Used in Investing Activities	(1,712)	(9,686)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Line of Credit, net	(424)	4,652
Payment of Contingent Consideration	-	(72)
Issuance of Common Stock	317	239
Repurchase of Common Stock	(6,482)	(110)
Excess Tax Benefits Related to Stock-Based Compensation	1	63
Net Cash (Used in) Provided by Financing Activities	(6,588)	4,772

Effect of Exchange Rate Changes on Cash	305	47

Net (Decrease) Increase in Cash	(383)	374
Cash at Beginning of Fiscal Year	406	32
Cash at End of Fiscal Year	$23	$406

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$121	$118
Income Taxes, net	$2,189	$1,890

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands)

				Accum-
			Capital	ulated
	Common Stock		In	Other		Treasury Stock
	Issued		Excess	Compre-		Outstanding
	$0.50 Par Value		of Par	hensive	Retained	at Cost
	Shares	Amount	Value	Income	Earnings	Shares	Amount	Total

Balance as of March 31, 2012	7,840	$3,920	$10,810	$448	$14,394	499	$(2,194)	$27,378
Issuance of Common Stock	46	23	216					239
Retirement of Treasury Stock	(498)	(249)	(763)		(1,182)	(499)	2,194	-
Repurchase of Common Stock	(16)	(8)	(27)		(75)			(110)
Stock-Based Compensation	52	26	317					343
Tax Benefit from Stock-Based Compensation			63					63
Other Comprehensive Gain				33				33
Net Income					3,704			3,704

Balance as of March 30, 2013	7,424	3,712	10,616	481	16,841	-	-	31,650
Issuance of Common Stock	72	36	281					317
Repurchase of Common Stock	(810)	(405)	(23)		(6,054)			(6,482)
Stock-Based Compensation	30	15	512					527
Tax Benefit from Stock-Based Compensation			1					1
Other Comprehensive Gain				86				86
Net Income					3,984			3,984

Balance as of March 29, 2014	6,716	$3,358	$11,387	$567	$14,771	-	$-	$30,083

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)

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

Use of Estimates:  The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, probability of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets and estimated lives of major catalogs and intangible assets.  Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment.  The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes.  Actual results could differ from those estimates.  Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year:  Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March.  In a 52-week fiscal year, each of the four quarters is a 13-week period.  In a 53-week fiscal year, the last quarter is a 14-week period.  The fiscal years ended March 29, 2014 (“fiscal year 2014”) and March 30, 2013 (“fiscal year 2013”) consisted of 52 weeks.

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

Inventory:  Inventory consists of products purchased for resale and is valued at the lower of cost or market.  Costs are determined using the average cost method of inventory valuation.  Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory.  The Company evaluates the adequacy of the reserve on a quarterly basis.  At March 29, 2014 and March 30, 2013, the Company had reserves for inventory losses totaling $0.4 million and $0.5 million, respectively.

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

The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist.  Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company determined that no impairment was indicated as of March 29, 2014 and March 30, 2013.  A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 31, 2012	$8,031	$5,359	$13,390	$724	$1,725	$2,449
Additions (see Note 9)	-	4,234	4,234	-	2,062	2,062
Amortization	-	-	-	(239)	(563)	(802)
Currency Translation Adjustment	-	(32)	(32)	-	(18)	(18)
Net Book Value as of March 30, 2013	8,031	9,561	17,592	485	3,206	3,691
Amortization	-	-	-	(167)	(743)	(910)
Currency Translation Adjustment	-	(208)	(208)	-	(130)	(130)
Net Book Value as of March 29, 2014	$8,031	$9,353	$17,384	$318	$2,333	$2,651

The intangible assets are being amortized on an accelerated basis over their estimated useful life of up to 10 years.  Amortization expense relating to intangible assets is expected to be $0.7 million in the fiscal year ending March 28, 2015 (“fiscal year 2015”), $0.6 million in fiscal year 2016, $0.5 million in fiscal year 2017, $0.3 million in fiscal year 2018 and $0.2 million in fiscal year 2019.

Catalog Costs:  Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life.  The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized.  The Company amortizes the cost of each Master Catalog over an eighteen month period and amortizes the cost of each catalog supplement over a three month period.  Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.3 million as of March 29, 2014 and March 30, 2013.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At March 29, 2014 and March 30, 2013, investment assets totaled $0.8 million and $0.6 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested equity awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During fiscal years 2014 and 2013, the Company recorded non-cash stock-based compensation cost in the amount of $0.5 million and $0.3 million, respectively, in the Consolidated Statements of Income.

The estimated fair value of options granted in fiscal year 2014 were calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of $4.05 per share.  During fiscal year 2013, the Company did not grant any stock options.

The following are the weighted average assumptions used in the Black-Scholes model:

FY 2014
Expected term (years)	6
Annualized volatility rate	57.6%
Risk-free rate of return	1.6%
Dividend rate	0.0%

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

Vendor Rebates:  Vendor rebates are generally based on specified cumulative level of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales.   Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter.  Point of sale rebate programs are based upon annual year-over-year sales performance on a calendar year basis and are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement.  The Company recorded vendor rebates of $2.1 million and $1.3 million in fiscal years 2014 and 2013, respectively.

Cooperative Advertising Income:  Transcat records cash consideration received from a vendor for advertising as a reduction of cost of distribution sales as the related inventory is sold.  The Company recorded consideration in the amount of $1.9 million and $1.8 million in fiscal years 2014 and 2013, respectively.

Shipping and Handling Costs:  Freight expense and direct shipping costs are included in the cost of revenue.  These costs totaled approximately $1.8 million in each of the fiscal years 2014 and 2013.  Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses.  Direct handling costs were $0.8 million in each of the fiscal years ended March 29, 2014 and March 30, 2013.

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

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was $0.1 million for fiscal year 2014 and less than $0.1 million for fiscal year 2013.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting and therefore, the net change in the fair value of the contracts, which totaled a gain of $0.4 million in fiscal year 2014 and a gain of less than $0.1 million in fiscal year 2013, was recognized as a component of other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On March 29, 2014, the Company had a foreign exchange contract, which matured in April 2014, outstanding in the notional amount of $4.8 million.  The Company does not use hedging arrangements for speculative purposes.

Comprehensive Income:  Other comprehensive income is comprised of net income, currency translation adjustments, unrecognized prior service costs, net of tax and unrealized gains on other assets, net of tax.  At March 29, 2014, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of $0.1 million.  At March 30, 2013, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For fiscal years 2014 and 2013, the net additional common stock equivalents had a $.02 and $.01 per share effect, respectively, on the calculation of dilutive earnings per share.  The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 29, 2014	March 30, 2013
Average Shares Outstanding – Basic	7,080	7,404
Effect of Dilutive Common Stock Equivalents	277	188
Average Shares Outstanding – Diluted	7,357	7,592
Anti-dilutive Common Stock Equivalents	10	464

Shareholders’ Equity: During fiscal year 2014, the Company repurchased and subsequently retired 0.8 million shares of its common stock, including 0.7 million shares purchased from an unaffiliated shareholder in a privately-negotiated transaction for $5.6 million.

Reclassification of Amounts:  Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 29, 2014	March 30, 2013
Machinery, Equipment and Software	$23,226	$21,661
Furniture and Fixtures	2,096	2,065
Leasehold Improvements	1,689	1,544
Buildings and Land	500	675
Total Property and Equipment	27,511	25,945
Less: Accumulated Depreciation and Amortization	(20,422)	(19,060)
Total Property and Equipment, net	$7,089	$6,885

Total depreciation and amortization expense relating to property and equipment amounted to $1.5 million in fiscal year 2014 and $1.4 million in fiscal year 2013.

NOTE 3 – DEBT

Description.  On September 20, 2012, Transcat entered into a credit agreement with Manufacturers and Traders Trust Company (the “M&T Credit Agreement”).  The M&T Credit Agreement provides for a three-year revolving credit facility in the amount of $20.0 million (the “M&T Revolving Credit Facility”) and replaced the credit agreement dated as of November 20, 2006, as amended, with JP Morgan Chase Bank, N.A.  As of March 29, 2014, $7.6 million was outstanding under the M&T Revolving Credit Facility and is included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs.  Interest on the M&T Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the M&T Revolving Credit Facility.  Commitment fees and interest rate margins are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the M&T Credit Agreement. The one-month LIBOR as of March 29, 2014 was 0.2%. The Company’s interest rate for fiscal year 2014 ranged from 1.1% to 1.7%.

Covenants.  The M&T Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements throughout fiscal year 2014.

Other Terms.  The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the M&T Revolving Credit Facility.

NOTE 4 – INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statements of Income is as follows:

	FY 2014	FY 2013
United States	$6,642	$6,188
Foreign	(196)	(470)
Total	$6,446	$5,718

The net provision for income taxes for fiscal years 2014 and 2013 is as follows:

	FY 2014	FY 2013
Current Tax Provision:
Federal	$2,415	$1,701
State	357	270
	2,772	1,971
Deferred Tax (Benefit) Provision:
Federal	(277)	113
State	(33)	(70)
	(310)	43
Provision for Income Taxes	$2,462	$2,014

A reconciliation of the income tax provision computed by applying the statutory United States federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows:

	FY 2014	FY 2013
Federal Income Tax at Statutory Rate	$2,192	$1,944
State Income Taxes, net of Federal benefit	258	229
Other, net	12	(159)
Total	$2,462	$2,014

The components of the net deferred tax assets (liabilities) are as follows:

	March 29, 2014	March 30, 2013
Current Deferred Tax Assets:
Accrued Liabilities	$366	$333
Performance-Based Grants	809	483
Other	221	271
Total Current Deferred Tax Assets	1,396	1,087

Non-Current Deferred Tax Assets (Liabilities):
Goodwill and Intangible Assets	(1,334)	(1,449)
Depreciation	(971)	(777)
Stock-Based Compensation	816	780
Other Liabilities	630	556
Other	252	339
Total Non-Current Deferred Tax Liabilities	(607)	(551)

Net Deferred Tax Assets	$789	$536

Deferred U.S. income taxes have not been recorded for basis differences related to the investments in the Company’s foreign subsidiary.  The Company considers undistributed earnings, if any, as permanently reinvested in the subsidiary.  Therefore, the determination of a deferred tax liability on unremitted earnings would not be practicable because such liability, if any, would depend on circumstances existing if and when remittance occurs.  As of March 29, 2014, the Company has net operating loss carry forwards, relating to its foreign subsidiary, of $0.7 million, which are available to offset future taxable income of the subsidiary through March 2033.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada.  The Company is no longer subject to examination by U.S. federal income tax authorities for the fiscal years 2010 and prior, state tax authorities for the fiscal years 2008 and prior, and by Canadian tax authorities for the fiscal years 2006 and prior.  During the first quarter of fiscal year 2015, the Internal Revenue Service (the “IRS”) notified the Company that it will be examining the Company’s U.S. federal income tax return for the tax year ended March 30, 2013.  To date, the IRS has not proposed any adjustments to the tax return under examination.  There are no tax years currently under examination by state or Canadian tax authorities.

During fiscal years 2014 and 2013, there were no uncertain tax positions, and the Company expects no material uncertain tax positions within the next twelve months.  The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes.  No interest or penalties related to uncertain tax positions were recognized in fiscal years 2014 and 2013 or were accrued at March 29, 2014 and March 30, 2013.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan.  All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided certain qualifications are met.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement.  Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were $0.4 million and $0.5 million in fiscal years 2014 and 2013, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the board of directors.  The Company made no profit sharing contributions in fiscal years 2014 and 2013.

Non-Qualified Deferred Compensation Plan.  The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers.  Participants are fully vested in their contributions.  At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service.  During fiscal year 2014, the Company did not match any employee contributions, and in fiscal year 2013, the Company made matching contributions of less than $0.1 million.  Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period.  In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of general creditors.  The liability for compensation deferred under the NQDC Plan was $0.8 million as of March 29, 2014 and $0.6 million as of March 30, 2013 and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Postretirement Health Care Plans.  The Company has a defined benefit postretirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the postretirement benefit obligation is as follows:
	FY 2014	FY 2013
Postretirement benefit obligation, at beginning of fiscal year	$887	$780
Service cost	32	59
Interest cost	38	41
Benefits paid	(29)	(68)
Actuarial (gain) loss	(46)	75
Postretirement benefit obligation, at end of fiscal year	882	887
Fair value of plan assets, at end of fiscal year	-	-
Funded status, at end of year	$(882)	$(887)

Accumulated postretirement benefit obligation, at end of fiscal year	$882	$887

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets.  The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2014	FY 2013
Net periodic postretirement benefit cost:
Service cost	$32	$59
Interest cost	38	41
Amortization of prior service cost	58	58
	128	158
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(58)	(58)
Net loss	(46)	58
	(104)	-
Total recognized in net periodic benefit cost and other comprehensive income	$24	$158

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$154	$258

The prior service cost is amortized over the average remaining life expectancy of active participants for the Officer Plan.  The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during fiscal year 2015 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third party actuary.  Assumptions used to determine the postretirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 29, 2014	March 30, 2013
Weighted average discount rate	4.5%	4.5%

Medical care cost trend rate:
Trend rate assumed for next year	8.0%	8.0%
Ultimate trend rate	5.0%	5.0%
Year that rate reaches ultimate trend rate	2022	2021

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%

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

Fiscal Year	Amount
2015	$39
2016	68
2017	54
2018	47
2019	64
Thereafter	610

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation and the annual net periodic postretirement benefit cost by $0.1 million.  A one percentage point decrease in the healthcare cost trend would decrease the accumulated postretirement benefit obligation and the annual net periodic postretirement benefit cost by $0.1 million.

NOTE 6 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 29, 2014, the number of shares available for future grant under the 2003 Plan totaled 1.5 million.

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

The following table summarizes the performance-based restricted stock units vested and shares issued during fiscal years 2013 and 2014:

Date Granted	Measurement Period	Total Number of Units Granted	Grant Date Fair Value Per Unit	Target Level Achieved	Number of Shares Issued	Date Shares Issued
April 2009	April 2009 - March 2012	70	$5.00	75%	52	May 2012
April 2010	April 2010 - March 2013	37	$7.00	75%	28	May 2013

The following table summarizes the non-vested performance-based restricted stock units outstanding as of March 29, 2014:

Date Granted	Measurement Period	Total Number of Units Granted	Grant Date Fair Value Per Unit	Estimated Probability of Achievement at March 29, 2014
April 2011	April 2011 - March 2014 (1)	37	$8.44	114%	of target level
April 2012	April 2012 - March 2015	24	$13.11	100%	of target level
April 2013	April 2013 - March 2016	102	$6.17	100%	of target level

(1)	Transcat achieved 114% of the target level. As a result, 42 shares were issued in May 2014.

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.4 million in fiscal year 2014 and $0.3 million in fiscal year 2013.  Unearned compensation totaled $0.5 million as of March 29, 2014.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2014 and 2013:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2012	597	$5.94
Exercised	(21)	3.08
Forfeited	(22)	6.57
Outstanding as of March 30, 2013	554	6.02
Granted	110	7.64
Exercised	(52)	3.04
Forfeited	(3)	4.93
Outstanding as of March 29, 2014	609	6.58	4	$1,645
Exercisable as of March 29, 2014	509	6.38	3	1,474

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2014 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 29, 2014.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 29, 2014 was $0.4 million, which is expected to be recognized over a weighted average period of two years.  The aggregate intrinsic value of stock options exercised in fiscal years 2014 and 2013 was $0.3 million and less than $0.1 million, respectively.  Cash received from the exercise of options in fiscal year 2014 was $0.2 million and was less than $0.1 million in fiscal year 2013.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments:  Distribution and Service.  The accounting policies of the reportable segments are the same as those described above in Note 1 of the Consolidated Financial Statements.  The Company has no inter-segment sales.  The following table presents segment and geographic data for fiscal years 2014 and 2013:

	FY 2014	FY 2013
Revenue:
Distribution	$70,324	$71,641
Service	48,184	40,655
Total	118,508	112,296

Gross Profit:
Distribution	16,965	17,102
Service	12,825	10,302
Total	29,790	27,404

Operating Expenses:
Distribution (1)	12,639	12,467
Service (1)	10,446	8,991
Total	23,085	21,458

Operating Income:
Distribution	4,326	4,635
Service	2,379	1,311
Total	6,705	5,946

Unallocated Amounts:
Interest and Other Expense, net	259	228
Provision for Income Taxes	2,462	2,014
Total	2,721	2,242

Net Income	$3,984	$3,704

	FY 2014	FY 2013
Total Assets:
Distribution	$24,715	$25,932
Service	24,902	24,785
Unallocated	4,257	4,330
Total	$53,874	$55,047

Depreciation and Amortization (2):
Distribution	$801	$962
Service	2,144	1,740
Total	$2,945	$2,702

Capital Expenditures:
Distribution	$441	$193
Service	1,520	2,464
Total	$1,961	$2,657

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$107,007	$101,850
Canada	9,235	7,873
Other International	2,266	2,573
Total	$118,508	$112,296
Long-Lived Assets:
United States (4)	$6,635	$6,400
Canada	454	485
Total	$7,089	$6,885

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Including amortization of catalog costs.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases:  Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases.  Total rental expense was approximately $2.0 million in fiscal year 2014 and $1.8 million in fiscal year 2013.  The minimum future annual rental payments under the non-cancelable leases at March 29, 2014 are as follows (in millions):

Fiscal Year
2015	$1.6
2016	1.4
2017	1.1
2018	1.0
2019	0.8
Thereafter	0.6
Total minimum lease payments	$6.5

NOTE 9 – BUSINESS ACQUISITIONS

The Company has engaged in a number of business acquisitions.  During fiscal year 2013, Transcat completed the following:

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

The acquisitions were accounted for using the acquisition method of accounting.  Goodwill represents the excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired.  Other intangible assets, namely customer base and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses.  Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years.  Goodwill and the intangible assets relating to the Anacor acquisition are deductible for tax purposes.  Goodwill and the intangible assets relating to the Cal-Matrix acquisition are not deductible for tax purposes.

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

Acquisition costs of $0.4 million in fiscal year 2013 were recorded as incurred as an administrative expense in the Consolidated Statement of Income.

The results of operations of the acquired businesses are included in Transcat’s consolidated operating results as of the date the businesses were acquired.  The following unaudited pro forma information presents the Company’s results of operations as if the business acquisitions completed in fiscal year 2013 had occurred at the beginning of the fiscal year.

(Unaudited)
FY 2013

Total Revenue	$115,708
Net Income	$4,382
Basic Earnings Per Share	$0.59
Diluted Earnings Per Share	$0.58

NOTE 10 – QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2014 and 2013:

	Total Revenues	Gross Profit	Net Income	Basic Earnings Per Share (a)	Diluted Earnings Per Share (a)
FY 2014:
Fourth Quarter	$30,403	$8,617	$1,704	$0.25	$0.24
Third Quarter	30,513	7,138	788	0.11	0.11
Second Quarter	28,882	6,821	771	0.10	0.10
First Quarter	28,710	7,214	721	0.10	0.09

FY 2013:
Fourth Quarter	$31,087	$8,489	$1,816	$0.24	$0.24
Third Quarter	29,324	6,630	782	0.11	0.10
Second Quarter	26,788	6,078	745	0.10	0.10
First Quarter	25,097	6,207	361	0.05	0.05

(a)
Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and non-vested restricted stock units, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.  Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 29, 2014.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission for smaller reporting companies that permit us to provide only management’s report in this annual report.

(c)  Changes in Internal Control over Financial Reporting.  There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this annual report (our fourth fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2014 Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2014 fiscal year end.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2014 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2014 fiscal year end.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2014 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2014 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 29, 2014:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities				remaining available
	to be issued		Weighted average		for future issuance under
	upon exercise of		exercise price of		equity compensation plans
	outstanding options,		outstanding options,		(excluding securities
Plan category	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)
Equity compensation plans
approved by security holders	771	(1)	$6.58	(2)	1,473
Equity compensation plans
not approved by security holders	-		-		-
Total	771		$6.58		1,473

(1)	Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 of our Consolidated Financial Statements in Item 8 of Part II.
(2)	Does not include restricted stock units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2014 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2014 fiscal year end.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2014 Annual Meeting of Shareholders under the heading “Ratification of Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2014 fiscal year end.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Exhibits.

See Index to Exhibits contained in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 26, 2014		/s/ Lee D. Rudow
	By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 26, 2014	/s/ Lee D. Rudow	President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 26, 2014	/s/ John J. Zimmer	Senior Vice President of Finance and
	John J. Zimmer	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

June 26, 2014	/s/ Charles P. Hadeed	Executive Chairman of the Board of Directors
Charles P. Hadeed

June 26, 2014	/s/ Francis R. Bradley	Director
Francis R. Bradley

June 26, 2014	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 26, 2014	/s/ Paul D. Moore	Director
Paul D. Moore

June 26, 2014	/s/ Harvey J. Palmer	Director
Harvey J. Palmer

June 26, 2014	/s/ Angela J. Panzarella	Director
Angela J. Panzarella

June 26, 2014	/s/ Alan H. Resnick	Director
Alan H. Resnick

June 26, 2014	/s/ Carl E. Sassano	Director
Carl E. Sassano

June 26, 2014	/s/ John T. Smith	Director
John T. Smith

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws

3.1
The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.1	Certificate of Amendment to Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

	3.2	Code of Regulations, as amended through May 5, 2014, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014.

(10)	Material contracts

#	10.1
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
Amendment No. 1 to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix B to the Company's definitive proxy statement filed on July 26, 2013 in connection with the 2013 Annual Meeting of Shareholders.

#	10.4
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

#	10.6
Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.

#	10.7
Form of Award Notice for Performance-Based Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 28, 2009.

#	10.8
Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013.

10.9
Credit Facility Agreement, dated as of September 20, 2012, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.

10.10
Letter from Manufacturers and Traders Trust Company to the Company, dated October 7, 2013, regarding the exclusion of payments made to repurchase stock from certain financial covenant provisions under the Credit Facility Agreement with the Company dated as of September 20, 2012 is incorporated herein by reference from Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2013.

10.11
Master Security Agreement, dated September 20, 2012, by and between Transcat, Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC, Anacor Acquisition, LLC and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.

	10.12
Lease Addendum between Gallina Development Corporation and Transcat, Inc., dated June 2, 2008,  is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

#	10.13
Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.14
Certain compensation information for Lee D. Rudow, President and Chief Executive Officer of the Company, is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on April 5, 2013.

#	10.15
Certain compensation information for Lee D. Rudow, President and Chief Executive Officer of the Company, is incorporated herein by reference from the Company's Current Report on Form 8-K filed on September 13, 2013.

	10.16	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

	10.17	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.18
Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

#	10.19
Agreement for Severance Upon Change in Control between Transcat, Inc. and Charles P. Hadeed, as amended and restated, dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.20
Employment Agreement between the Company and Charles P. Hadeed dated as of April 1, 2013 is incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013.

(11)	Statement re computation of per share earnings

Computation can be clearly determined from the Consolidated Statements of Income and Comprehensive Income included in this Form 10-K under Part II, Item 8.

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
____________________________

*	Exhibit filed with this report.

#	Management contract or compensatory plan or arrangement.