Form 10-Q
period 2014-06-28
TRANSCAT INC
filed 2014-08-11
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
(Mark one)
[√] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  June 28, 2014

or

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
Yes [  ]   No [√]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 6, 2014 was 6,792,034.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 28, 2014	June 29, 2013

Distribution Sales	$16,981	$16,971
Service Revenue	12,138	11,739
Total Revenue	29,119	28,710

Cost of Distribution Sales	13,249	12,953
Cost of Services Sold	9,201	8,543
Total Cost of Revenue	22,450	21,496

Gross Profit	6,669	7,214

Selling, Marketing and Warehouse Expenses	3,735	3,701
Administrative Expenses	2,175	2,361
Total Operating Expenses	5,910	6,062

Operating Income	759	1,152

Interest and Other Expense, net	45	4

Income Before Income Taxes	714	1,148
Provision for Income Taxes	269	427

Net Income	$445	$721

Basic Earnings Per Share	$0.07	$0.10
Average Shares Outstanding	6,746	7,442

Diluted Earnings Per Share	$0.06	$0.09
Average Shares Outstanding	7,025	7,691

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 28, 2014	June 29, 2013

Net Income	$445	$721

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(10)	-
Unrecognized Prior Service Cost, net of tax	7	9
Unrealized Gain (Loss) on Other Assets, net of tax	13	(4)
Total Other Comprehensive Income	10	5

Comprehensive Income	$455	$726

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 28, 2014	March 29, 2014
ASSETS
Current Assets:
Cash	$168	$23
Accounts Receivable, less allowance for doubtful accounts of $101 and $82 as of June 28, 2014 and March 29, 2014, respectively	14,115	15,663
Other Receivables	1,139	1,088
Inventory, net	8,217	6,181
Prepaid Expenses and Other Current Assets	1,146	1,180
Deferred Tax Asset	999	1,396
Total Current Assets	25,784	25,531
Property and Equipment, net	7,437	7,089
Goodwill	17,473	17,384
Intangible Assets, net	2,490	2,651
Other Assets	1,384	1,219
Total Assets	$54,568	$53,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,314	$7,132
Accrued Compensation and Other Liabilities	3,007	5,690
Income Taxes Payable	-	1,035
Total Current Liabilities	10,321	13,857
Long-Term Debt	10,821	7,593
Deferred Tax Liability	668	607
Other Liabilities	1,906	1,734
Total Liabilities	23,716	23,791

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,788,933 and 6,716,350 shares issued and outstanding as of June 28, 2014 and March 29, 2014, respectively	3,394	3,358
Capital in Excess of Par Value	11,706	11,387
Accumulated Other Comprehensive Income	577	567
Retained Earnings	15,175	14,771
Total Shareholders' Equity	30,852	30,083
Total Liabilities and Shareholders' Equity	$54,568	$53,874

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 28, 2014	June 29, 2013
Cash Flows from Operating Activities:
Net Income	$445	$721
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Loss (Gain) on Disposal of Property and Equipment	1	(30)
Deferred Income Taxes	447	(34)
Depreciation and Amortization	624	729
Provision for Accounts Receivable and Inventory Reserves	34	116
Stock-Based Compensation Expense	155	113
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,457	1,265
Inventory	(2,042)	(314)
Prepaid Expenses and Other Assets	(182)	(211)
Accounts Payable	182	(2,409)
Accrued Compensation and Other Liabilities	(2,500)	(330)
Income Taxes Payable	(1,035)	(121)
Net Cash Used in Operating Activities	(2,414)	(505)

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(711)	(354)
Proceeds from Sale of Property and Equipment	8	218
Net Cash Used in Investing Activities	(703)	(136)

Cash Flows from Financing Activities:
Proceeds from Revolving Line of Credit, net	3,228	636
Issuance of Common Stock	228	53
Repurchase of Common Stock	(69)	-
Net Cash Provided by Financing Activities	3,387	689

Effect of Exchange Rate Changes on Cash	(125)	123

Net Increase in Cash	145	171
Cash at Beginning of Period	23	406
Cash at End of Period	$168	$577

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$37	$27
Income Taxes, net	$1,164	$577

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income	Earnings	Total

Balance as of March 29, 2014	6,716	$3,358	$11,387	$567	$14,771	$30,083
Issuance of Common Stock	38	19	209	-	-	228
Repurchase of Common Stock	(8)	(4)	(24)	-	(41)	(69)
Stock-Based Compensation	42	21	134	-	-	155
Other Comprehensive Income	-	-	-	10	-	10
Net Income	-	-	-	-	445	445

Balance as of June 28, 2014	6,788	$3,394	$11,706	$577	$15,175	$30,852

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and compliance services and distributor of professional grade handheld test, measurement and control instrumentation primarily for the life science, biotechnology, medical device, pharmaceutical and other FDA-regulated industries, industrial manufacturing, energy and utilities, chemical manufacturing, and other industries.

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”).  Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included.  The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year.  The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 29, 2014 (“fiscal year 2014”) contained in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At June 28, 2014 and March 29, 2014, investment assets totaled $0.9 million and $0.8 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During the first quarter of the fiscal year ending March 28, 2015 (“fiscal year 2015”) and fiscal year 2014, the Company recorded non-cash stock-based compensation cost of $0.2 million and $0.1 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was less than $0.1 million in the first quarter of fiscal years 2015 and 2014.  The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled a loss of $0.2 million during the first quarter of fiscal year 2015 and a gain of $0.2 million during the first quarter of fiscal year 2014, was recognized as a component of other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On June 28, 2014, the Company had a foreign exchange contract, which matured in July 2014, outstanding in the notional amount of $5.3 million. The Company does not use hedging arrangements for speculative purposes.

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

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 28, 2014	June 29, 2013
Average Shares Outstanding – Basic	6,746	7,442
Effect of Dilutive Common Stock Equivalents	279	249
Average Shares Outstanding – Diluted	7,025	7,691
Anti-dilutive Common Stock Equivalents	-	501

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606).  Guidance provided in ASU 2014-09 indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.  This new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method.  The Company is currently evaluating the impact that adoption of this ASU will have on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  ASU 2014-12 provides explicit guidance on the treatment of performance targets for share-based employee payments that can be achieved after the requisite service period.  ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted.  An entity may elect to apply ASU 2014-12 either prospectively to all share-based payments granted or modified after the effective date or retrospectively to all share-based payments with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to those issued or modified thereafter.  The Company is currently evaluating the impact that adoption of this ASU will have on its Consolidated Financial Statements.

NOTE 2 – DEBT

Description: Transcat, through its credit agreement (the “Credit Agreement”), which matures in September 2015, has a revolving credit facility in the amount of $20.0 million (the “Revolving Credit Facility”).  As of June 28, 2014, $10.8 million was outstanding under the Revolving Credit Facility and is included in long-term debt on the Consolidated Balance Sheet.

Interest and Other Costs:  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility.  Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement.  The one-month LIBOR as of June 28, 2014 was 0.2%.  The Company’s interest rate for the first quarter of fiscal year 2015 ranged from 1.1% to 1.7%.

Covenants:  The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2015.

Other Terms:  The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At June 28, 2014, the number of shares available for future grant under the 2003 Plan totaled 1.4 million.

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

The Company achieved 114% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 31, 2012 (“fiscal year 2012”) and as a result, issued 42 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2015.  The following table summarizes the non-vested performance-based restricted stock units outstanding as of June 28, 2014:

Date Granted	Measurement Period	Total Number of Units Granted	Grant Date Fair Value Per Unit	Estimated Probability of Achievement at June 28, 2014
April 2012	April 2012 - March 2015	24	$13.11	100% of target level
April 2013	April 2013 - March 2016	102	$6.17	100% of target level
April 2014	April 2014 - March 2017	64	$9.28	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.1 million in the first quarter of both of the fiscal years 2015 and 2014.  As of June 28, 2014, unearned compensation, to be recognized over the grants’ respective service periods, totaled $1.0 million.

On June 25, 2014, the Company’s Board of Directors granted its Executive Chairman a stock award of ten thousand shares of common stock under the 2003 Plan.  The award vested 50% on July 1, 2014, and the remaining 50% will vest on July 1, 2015.  As of June 28, 2014, the unrecognized compensation cost related to this award, expected to be recognized over the next twelve months, was $0.1 million.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first quarter ended June 28, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 29, 2014	609	$6.58
Exercised	(33)	5.38
Outstanding as of June 28, 2014	576	6.64	4	$2,123
Exercisable as of June 28, 2014	476	6.45	3	1,847

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2015 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 28, 2014.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of June 28, 2014 was $0.3 million, which is expected to be recognized over a weighted average period of two years.  The aggregate intrinsic value of stock options exercised in the first quarter of fiscal year 2015 was $0.2 million.  Cash received from the exercise of options in the first quarter of fiscal year 2015 was $0.2 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments:  Distribution and Service.  The Company has no inter-segment sales.  The following table presents segment information for the first quarter of fiscal years 2015 and 2014:

	First Quarter Ended
	June 28, 2014	June 29, 2013
Revenue:
Distribution Sales	$16,981	$16,971
Service Revenue	12,138	11,739
Total	29,119	28,710

Gross Profit:
Distribution	3,732	4,018
Service	2,937	3,196
Total	6,669	7,214

Operating Expenses:
Distribution (1)	3,240	3,327
Service (1)	2,670	2,735
Total	5,910	6,062

Operating Income:
Distribution (1)	492	691
Service (1)	267	461
Total	759	1,152

Unallocated Amounts:
Interest and Other Expense, net	45	4
Provision for Income Taxes	269	427
Total	314	431

Net Income	$445	$721

(1) Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995.  These statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may” and other similar words.  Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements.  You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives.  These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, the highly-competitive nature of our two business segments, and risks related to our management information systems.  These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.  You should not place undue reliance on our forward-looking statements.  Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

RESULTS OF OPERATIONS

The following table presents, for the first quarter of fiscal years 2015 and 2014, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 28,	June 29,
	2014	2013
Gross Profit Percentage:
Distribution Gross Profit	22.0%	23.7%
Service Gross Profit	24.2%	27.2%
Total Gross Profit	22.9%	25.1%

As a Percentage of Total Revenue:
Distribution Sales	58.3%	59.1%
Service Revenue	41.7%	40.9%
Total Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	12.8%	12.9%
Administrative Expenses	7.5%	8.2%
Total Operating Expenses	20.3%	21.1%

Operating Income	2.6%	4.0%

Interest and Other Expense, net	0.1%	0.0%

Income Before Income Taxes	2.5%	4.0%
Provision for Income Taxes	1.0%	1.5%

Net Income	1.5%	2.5%

FIRST QUARTER ENDED JUNE 28, 2014 COMPARED TO FIRST QUARTER ENDED JUNE 29, 2013 (dollars in thousands):

Revenue:
	First Quarter Ended
	June 28,	June 29,	Change
	2014	2013	$	%
Revenue:
Distribution	$16,981	$16,971	$10	0.1%
Service	12,138	11,739	399	3.4%
Total	$29,119	$28,710	$409	1.4%

Total revenue increased $0.4 million, or 1.4%, from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015.

Service revenue increased $0.4 million, or 3.4%, from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015.  This year-over-year growth is the result of the retention of revenue from existing customers as well as customer base expansion, achieved through business development activities.

Our fiscal years 2015 and 2014 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2015	FY 2014
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	3.4%	10.3%	16.5%	16.6%	34.4%

Within any quarter, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of reasons.  Among those reasons are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions.  Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment.  The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2015 and 2014 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2015	FY 2014
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$48,583	$48,184	$46,926	$45,294	$43,662
Service Revenue Growth	11.3%	18.5%	19.9%	18.1%	18.9%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for the facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities.  Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines.  Accordingly, over the long-term, we expect to outsource 10% to 20% of Service revenue to third party vendors for calibration beyond our chosen scope of capabilities.  During any individual quarter, we could fluctuate beyond these percentages.  We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third party vendors.  The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter of fiscal years 2015 and 2014:

	FY 2015	FY 2014
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	82.8%	83.4%	82.7%	81.9%	83.7%
Outsourced	15.1%	14.5%	15.3%	15.9%	14.2%
Freight Billed to Customers	2.1%	2.1%	2.0%	2.2%	2.1%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 58.3% of our total revenue in the first quarter of fiscal year 2015 and 59.1% of our total revenue in the first quarter of fiscal year 2014.  Distribution sales in the first quarter of fiscal year 2015 were $17.0 million, consistent with the first quarter of fiscal year 2014.  Our fiscal years 2015 and 2014 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2015	FY 2014
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	0.1%	(10.3%)	(2.3%)	2.7%	3.7%

Total Distribution sales in any given period may vary based on the number of business days within that period.  To normalize this variability, we review Distribution sales on a per business day basis when comparing sales in two or more periods.  Our Distribution sales per business day for each quarter during fiscal years 2015 and 2014 were as follows:

	FY 2015	FY 2014
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$265	$265	$311	$281	$265

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  Our total pending product shipments at the end of the first quarter of fiscal year 2015 decreased by $0.6 million, or 16.7%, from the first quarter of fiscal year 2014.  This reduction was primarily driven by declines in backorders and fewer orders awaiting calibration.  The following table presents our historical trend of total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2015 and 2014:

	FY 2015	FY 2014
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,860	$2,455	$2,861	$3,438	$3,433
% of Pending Product Shipments
that were Backorders	64.1%	69.1%	71.2%	63.8%	68.7%

Gross Profit:

	First Quarter Ended
	June 28,	June 29,	Change
	2014	2013	$	%
Gross Profit:
Distribution	$3,732	$4,018	$(286)	(7.1%)
Service	2,937	3,196	(259)	(8.1%)
Total	$6,669	$7,214	$(545)	(7.6%)

Total gross profit in the first quarter of fiscal year 2015 decreased $0.5 million, or 7.6%, from the first quarter of fiscal year 2014.  Total gross margin in the first quarter of fiscal year 2015 decreased 220 basis points from the first quarter of fiscal year 2014.

Service gross profit in the first quarter of fiscal year 2015 decreased $0.3 million, or 8.1%, from the first quarter of fiscal year 2014.  Service gross margin decreased 300 basis points over the same period in the prior fiscal year to 24.2%.  Our annual and quarterly Service gross margins are functions of several factors.  In general, our Service revenue growth provides incremental gross margin growth due to the operating leverage achieved through our relatively fixed cost structure in this segment.  However, Service revenue derived from outsourcing to third party vendors tends to have lower margins than Service revenue generated from in-house capabilities.  As such, the mix of Service revenue generated from outsourced versus in-house services can impact the Service segment gross margin.  In the first quarter of fiscal year 2015, Service segment gross margin was affected by inflationary and other cost increases as well as revenue mix as the percentage of outsourced Service revenue increased to 15.1% of segment revenue from 14.2% in the first quarter of fiscal 2014.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2015	FY 2014
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	24.2%	31.4%	23.4%	23.6%	27.2%

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

Distribution gross profit was $3.7 million in the first quarter of fiscal year 2015, a $0.3 million decline when compared to the first quarter of fiscal year 2014.  As a percent of Distribution sales, Distribution gross margin declined to 22.0% in the first quarter of fiscal year 2015 compared with 23.7% in the first quarter of fiscal year 2014.  The decrease in gross margin reflects increased price discounts extended to customers and lower vendor rebates, partially offset by increased cooperative advertising income.  The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2015	FY 2014
	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	19.5%	20.4%	19.7%	20.2%	20.5%
Total Distribution Gross Margin (2)	22.0%	25.9%	23.4%	23.6%	23.7%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and directshipping costs.

Operating Expenses:
	First Quarter Ended
	June 28,	June 29,	Change
	2014	2013	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$3,735	$3,701	$34	0.9%
Administrative	2,175	2,361	(186)	(7.9%)
Total	$5,910	$6,062	$(152)	(2.5%)

Operating expenses decreased $0.2 million, or 2.5%, from the first quarter of fiscal year 2014 to the first quarter of fiscal year 2015.  The decrease was primarily due to decreased administrative expenses resulting from lower employee-related expenses.  As a percentage of total revenue, operating expenses were 20.3% and 21.1% in the first quarter of fiscal years 2015 and 2014, respectively.

Taxes:

	First Quarter Ended
	June 28,	June 29,	Change
	2014	2013	$	%

Provision for Income Taxes	$269	$427	$(158)	(37.0%)

Our effective tax rates for the first quarter of fiscal years 2015 and 2014 were 37.7% and 37.2%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement (the “Credit Agreement”), which matures in September 2015, we have a revolving credit facility in the amount of $20.0 million (the “Revolving Credit Facility”).  As of June 28, 2014, $10.8 million was outstanding under the Revolving Credit Facility and included in long-term debt on the Consolidated Balance Sheet.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  We were in compliance with all loan covenants and requirements throughout the first quarter of fiscal year 2015.

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows:  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 28, 2014	June 29, 2013
Cash (Used in) Provided by:
Operating Activities	$(2,414)	$(505)
Investing Activities	(703)	(136)
Financing Activities	3,387	689

Operating Activities:  Net cash used for operations was $2.4 million for the first quarter of fiscal year 2015 compared to $0.5 million in the first quarter of fiscal year 2014.  Significant working capital fluctuations were as follows:

•
Inventory/Accounts Payable: Our inventory balance at June 28, 2014 was $8.2 million, up from $6.2 million at March 29, 2014.  Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these large orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of Distribution sales.

•
Receivables:  Our days sales outstanding continue to reflect strong collections.  The following table illustrates our days sales outstanding for the fiscal quarters ended June 28, 2014 and June 29, 2013:

	June 28, 2014	June 29, 2013
Net Sales, for the last two fiscal months	$21,256	$20,571
Accounts Receivable, net	$14,115	$13,626
Days Sales Outstanding	40	40

•
Accrued Compensation and Other Liabilities:  Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for profit sharing and performance-based management bonuses.  At the end of any particular period, the amounts accrued for profit sharing and performance-based management bonuses may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first quarter of fiscal year 2015, we used $2.5 million in cash primarily to pay performance-based management bonuses and employee profit sharing compared with $0.3 million in the first quarter of 2014.

Investing Activities:  During the first quarter of fiscal year 2015, we invested $0.7 million in capital expenditures, compared to $0.4 million in the first quarter of fiscal year 2014, primarily for additional Service segment capabilities and information technology improvements.  In addition, we received $0.2 million from the sale of property and equipment during the first quarter of fiscal year 2014.

Financing Activities:  During the first quarter of fiscal year 2015, financing activities provided approximately $3.4 million in cash, which was primarily used for capital expenditures and to pay performance-based management bonuses and employee profit sharing.  During the first quarter of fiscal year 2014, financing activities provided approximately $0.7 million in cash, which was primarily used for capital expenditures and to reduce accounts payable.

OUTLOOK

We continue to expect double-digit revenue growth in our Service segment and stronger operating income growth.  We have an active pipeline of service opportunities and, although the larger ones have longer sales cycles, we have recently won new business which will positively impact the second half of our fiscal year.  In addition, we continue to develop our acquisition pipeline.  We are looking forward to the launch of our new website which will enhance our efforts to maintain and grow our market share; however, distribution margins are expected to be negatively affected by lower vendor rebates through the next two fiscal quarters.

Overall, we expect consolidated operating income to improve over last fiscal year.  Combined with our strong cash generation and low debt levels, we believe improved operating earnings will place us in a favorable position to continue the successful execution of our business growth strategy, which includes organic growth initiatives and strategic acquisitions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by less than $0.1 million assuming our average borrowing levels remained constant.  As of June 28, 2014, $20.0 million was available under our credit facility, of which $10.8 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio.  As of June 28, 2014, the one-month LIBOR was 0.2%.  Our interest rate for the first quarter of fiscal year 2015 ranged from 1.1% to 1.7%.  On June 28, 2014, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our total revenues for the first quarter of fiscal years 2015 and 2014 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled a loss of $0.2 million during the first quarter of fiscal year 2015 and a gain of $0.2 million during the first quarter of 2014, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.  On June 28, 2014, we had a foreign exchange contract, which matured in July 2014, outstanding in the notional amount of $5.3 million.  We do not use hedging arrangements for speculative purposes.

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

TRANSCAT, INC.

Date: August 11, 2014	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2014	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws

3.1	Code of Regulations, as amended through May 5, 2014, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2014.

(10)	Material Contracts

10.1	Certain compensation information for Charles P. Hadeed is incorporated herein by reference from the Company’s Current Report on form 8-6 filed June 27, 2014.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document