Form 10-Q
period 2014-09-27
TRANSCAT INC
filed 2014-11-10
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[√] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 27, 2014

or

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

Yes [ ] No [√]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 4, 2014 was 6,830,607.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013

Distribution Sales	$18,516	$17,410	$35,497	$34,381
Service Revenue	12,595	11,472	24,733	23,211
Total Revenue	31,111	28,882	60,230	57,592

Cost of Distribution Sales	14,862	13,297	28,111	26,250
Cost of Service Revenue	9,323	8,764	18,524	17,307
Total Cost of Revenue	24,185	22,061	46,635	43,557

Gross Profit	6,926	6,821	13,595	14,035

Selling, Marketing and Warehouse Expenses	3,169	3,295	6,904	6,996
Administrative Expenses	2,241	2,245	4,416	4,606
Total Operating Expenses	5,410	5,540	11,320	11,602

Operating Income	1,516	1,281	2,275	2,433

Interest and Other Expense, net	138	68	183	72

Income Before Income Taxes	1,378	1,213	2,092	2,361
Provision for Income Taxes	519	442	788	869

Net Income	$859	$771	$1,304	$1,492

Basic Earnings Per Share	$0.13	$0.10	$0.19	$0.20
Average Shares Outstanding	6,802	7,390	6,772	7,409

Diluted Earnings Per Share	$0.12	$0.10	$0.18	$0.20
Average Shares Outstanding	7,056	7,586	7,050	7,633

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net Income	$859	$771	$1,304	$1,492
Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(170)	1	(180)	1
Unrecognized Prior Service Cost, net of tax	6	9	13	18
Unrecognized (Loss) Gain on Other Asset, net of tax	(13)	21	-	17
Total Other Comprehensive (Loss) Income	(177)	31	(167)	36
Comprehensive Income	$682	$802	$1,137	$1,528

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 27, 2014	March 29, 2014
ASSETS
Current Assets:
Cash	$263	$23
Accounts Receivable, less allowance for doubtful accounts of $140 and $82 as of September 27, 2014 and March 29, 2014, respectively	16,345	15,663
Other Receivables	671	1,088
Inventory, net	7,513	6,181
Prepaid Expenses and Other Current Assets	1,682	1,180
Deferred Tax Asset	1,026	1,396
Total Current Assets	27,500	25,531
Property and Equipment, net	8,520	7,089
Goodwill	21,244	17,384
Intangible Assets, net	4,450	2,651
Other Assets	1,440	1,219
Total Assets	$63,154	$53,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,133	$7,132
Accrued Compensation and Other Liabilities	3,555	5,690
Income Taxes Payable	-	1,035
Total Current Liabilities	11,688	13,857
Long-Term Debt	16,327	7,593
Deferred Tax Liability	1,365	607
Other Liabilities	1,909	1,734
Total Liabilities	31,289	23,791

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,815,894 and 6,716,350 shares issued and outstanding as of September 27, 2014 and March 29, 2014, respectively	3,408	3,358
Capital in Excess of Par Value	12,025	11,387
Accumulated Other Comprehensive Income	400	567
Retained Earnings	16,032	14,771
Total Shareholders' Equity	31,865	30,083
Total Liabilities and Shareholders' Equity	$63,154	$53,874

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Six Months Ended
	September 27, 2014	September 28, 2013
Cash Flows from Operating Activities:
Net Income	$1,304	$1,492
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities:
Loss (Gain) on Disposal of Property and Equipment	4	(31)
Deferred Income Taxes	409	(88)
Depreciation and Amortization	1,371	1,440
Provision for Accounts Receivable and Inventory Reserves	48	101
Stock-Based Compensation Expense	389	257
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	241	164
Inventory	(1,345)	(1,516)
Prepaid Expenses and Other Assets	(871)	(528)
Accounts Payable	1,026	(1,720)
Accrued Compensation and Other Liabilities	(2,081)	1,049
Income Taxes Payable	(906)	(386)
Net Cash (Used in) Provided by Operating Activities	(411)	234

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,854)	(553)
Proceeds from Sale of Property and Equipment	22	240
Business Acquisition, net of cash acquired	(6,681)	-
Net Cash Used in Investing Activities	(8,513)	(313)

Cash Flows from Financing Activities:
Proceeds from Revolving Line of Credit, net	8,734	701
Issuance of Common Stock	327	111
Repurchase of Common Stock	(71)	(780)
Net Cash Provided by Financing Activities	8,990	32

Effect of Exchange Rate Changes on Cash	174	50

Net Increase in Cash	240	3
Cash at Beginning of Period	23	406
Cash at End of Period	$263	$409

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$71	$52
Income Taxes, net	$1,783	$1,340

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Thousands)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income	Earnings	Total

Balance as of March 29, 2014	6,716	$3,358	$11,387	$567	$14,771	$30,083
Issuance of Common Stock	58	29	298	-	-	327
Repurchase of Common Stock	(8)	(4)	(24)	-	(43)	(71)
Stock-Based Compensation	50	25	364	-	-	389
Other Comprehensive Loss	-	-	-	(167)	-	(167)
Net Income	-	-	-	-	1,304	1,304

Balance as of September 27, 2014	6,816	$3,408	$12,025	$400	$16,032	$31,865

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Per Unit Amounts)

(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and compliance services and distributor of professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly healthcare, which includes companies in the pharmaceutical, medical device and bioscience industries. Additional industries served include industrial manufacturing, energy and utilities, chemical manufacturing and other industries which require accuracy in their processes and confirmation of the capabilities of their equipment.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At September 27, 2014 and March 29, 2014, investment assets totaled $0.9 million and $0.8 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of the fiscal year ending March 28, 2015 (“fiscal year 2015”) and the first six months of fiscal year 2014, the Company recorded non-cash stock-based compensation cost of $0.4 million and $0.3 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first six months of fiscal years 2015 and 2014. The Company utilizes foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the change in the fair value of the contracts, which totaled a gain of less than $0.1 million during the first six months of fiscal years 2015 and 2014, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 27, 2014, the Company had a foreign exchange contract outstanding in the notional amount of $7.5 million. The Company does not use hedging arrangements for speculative purposes.

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

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Average Shares Outstanding – Basic	6,802	7,390	6,772	7,409
Effect of Dilutive Common Stock Equivalents	254	196	278	224
Average Shares Outstanding – Diluted	7,056	7,586	7,050	7,633
Anti-dilutive Common Stock Equivalents	-	225	-	325

NOTE 2 – DEBT

Description: Transcat, through its credit agreement (the “Credit Agreement”), has a revolving credit facility which allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”). As of September 27, 2014, $27.1 million was available under the Revolving Credit Facility, of which $16.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Effective August 26, 2014, the Company entered into an amendment (the “Amendment”) to its Credit Agreement. The Amendment increased the maximum amount of the Revolving Credit Facility from $20.0 million to $30.0 million, increased the amount of borrowings that may be used for business acquisitions from $10.0 million per fiscal year to $15.0 million per fiscal year and extended the maturity date to September 20, 2018. All other material terms and conditions of the Credit Agreement remain unchanged.

As of September 27, 2014, $6.7 million of the $15.0 million of borrowings available for business acquisitions in fiscal year 2015 had been utilized, and $8.3 million remained available for the remainder of the fiscal year.

Interest and Other Costs: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of September 27, 2014 was 0.2%. The Company’s interest rate for the first six months of fiscal year 2015 ranged from 1.1% to 1.7%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2015.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 27, 2014, the number of shares available for future grant under the 2003 Plan totaled 1.4 million.

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

The Company achieved 114% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 31, 2012 (“fiscal year 2012”) and as a result, issued 42 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2015. The following table summarizes the non-vested performance-based restricted stock units outstanding as of September 27, 2014:

Date Granted	Measurement Period			Total Number of Units Granted	Grant Date Fair Value Per Unit	Estimated Probability of Achievement at September 27, 2014
April 2012	April 2012	-	March 2015	24	$13.11	100% of target level
April 2013	April 2013	-	March 2016	102	$6.17	100% of target level
April 2014	April 2014	-	March 2017	64	$9.28	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, in the first six months of fiscal years 2015 and 2014 was $0.3 million and $0.2 million, respectively. As of September 27, 2014, unearned compensation, to be recognized over the grants’ remaining respective service periods, totaled $0.9 million.

During the first quarter of fiscal year 2015, the Company’s Board of Directors granted its Executive Chairman a stock award of ten thousand shares of common stock under the 2003 Plan. The award vested 50% on July 1, 2014, and the remaining 50% will vest on July 1, 2015.  During the second quarter of fiscal year 2015, the Company’s Board of Directors granted a stock award of two thousand shares of common stock under the 2003 Plan to a retiring board member. The award vested in the second quarter of fiscal year 2015. Total expense relating to these stock awards, based on grant date fair value, was less than $0.1 million in the first six months of fiscal year 2015. As of September 27, 2014, the unrecognized compensation cost for these awards expected to be recognized over the next nine months was less than $0.1 million.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the second quarter ended September 27, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 29, 2014	609	$6.58
Exercised	(48)	4.74
Outstanding as of September 27, 2014	561	6.73	4	$1,306
Exercisable as of September 27, 2014	461	6.55	3	1,157

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2015 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 27, 2014. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

During the first six months of fiscal years 2015 and 2014, total expense relating to stock options was less than $0.1 million. Total unrecognized compensation cost related to stock options as of September 27, 2014 was $0.3 million, which is expected to be recognized over a weighted average period of two years. The aggregate intrinsic value of stock options exercised in the second quarter of fiscal year 2015 was $0.2 million. Cash received from the exercise of options in the second quarter of fiscal year 2015 was $0.2 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the second quarter and the six months ended September 27, 2014 and September 28, 2013:

	Second Quarter Ended		Six Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Total Revenue:
Distribution Sales	$18,516	$17,410	$35,497	$34,381
Service Revenue	12,595	11,472	24,733	23,211
Total	31,111	28,882	60,230	57,592
Gross Profit:
Distribution	3,654	4,113	7,386	8,131
Service	3,272	2,708	6,209	5,904
Total	6,926	6,821	13,595	14,035
Operating Expenses:
Distribution (1)	2,803	3,092	6,043	6,419
Service (1)	2,607	2,448	5,277	5,183
Total	5,410	5,540	11,320	11,602
Operating Income:
Distribution	851	1,021	1,343	1,712
Service	665	260	932	721
Total	1,516	1,281	2,275	2,433
Unallocated Amounts:
Interest and Other Expense, net	138	68	183	72
Provision for Income Taxes	519	442	788	869
Total	657	510	971	941
Net Income	$859	$771	$1,304	$1,492

(1)  Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

On August 29, 2014, Transcat, through Transmation (Canada) Inc., acquired, effective as of August 31, 2014, Ulrich Metrology Inc. (“Ulrich”), pursuant to a Share Purchase Agreement for a cash purchase price of approximately $6.7 million, net of $0.1 million cash acquired.

Ulrich is a provider of accredited and commercial calibrations headquartered in Montreal, Quebec that specializes in providing custom metrology solutions for the aerospace and defense, industrial manufacturing and life science industries.

This transaction aligns with the Company’s acquisition strategy of targeting service businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

The acquisition was accounted for using the acquisition method of accounting. Goodwill, calculated as the excess of the purchase price paid over the fair value of the underlying net assets of the business acquired, generally represents expected future economic benefits arising from the reputation of the acquired business, the assembled workforce, expected synergies and other assets acquired that could not be individually identified and separately recognized. Other intangible assets, namely customer base and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years. Goodwill and the intangible assets relating to the Ulrich acquisition are not deductible for tax purposes.

The following is a summary of the preliminary purchase price allocation to the estimated fair value of assets and liabilities acquired. These estimates may be revised based on working capital adjustments or other information related to the Ulrich acquisition.

Goodwill	$3,980
Intangible Assets – Customer Base	2,179
Intangible Assets – Covenants Not to Compete	114
Deferred Tax Liability	(685)
5,588
Plus: Current Assets	937
Non-Current Assets	379
Less: Current Liabilities	(223)
Total Purchase Price	$6,681

Acquisition costs of $0.1 million were recorded as incurred, during the first six months of fiscal year 2015, as administrative expenses in the Consolidated Statement of Income.

The results of Ulrich are included in Transcat’s consolidated operating results as of the date the business was acquired. The following unaudited pro forma information presents the Company’s results of operations as if the Ulrich acquisition had occurred at the beginning of the respective fiscal year. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of each period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Six Months Ended
	September 27, 2014	September 28, 2013

Total Revenue	$61,901	$59,133
Net Income	1,408	1,649
Basic Earnings Per Share	0.21	0.22
Diluted Earnings Per Share	0.20	0.22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, the highly-competitive nature of our two business segments, and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 29, 2014. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 29, 2014.

RESULTS OF OPERATIONS

The following table presents, for the second quarter and first six months of fiscal years 2015 and 2014, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Gross Profit Percentage:
Distribution Gross Profit	19.7%	23.6%	20.8%	23.6%
Service Gross Profit	26.0%	23.6%	25.1%	25.4%
Total Gross Profit	22.3%	23.6%	22.6%	24.4%
As a Percentage of Total Revenue:
Distribution Sales	59.5%	60.3%	58.9%	59.7%
Service Revenue	40.5%	39.7%	41.1%	40.3%
Total Revenue	100.0%	100.0%	100.0%	100.0%
Selling, Marketing and Warehouse Expenses	10.2%	11.4%	11.5%	12.1%
Administrative Expenses	7.2%	7.8%	7.3%	8.1%
Total Operating Expenses	17.4%	19.2%	18.8%	20.2%
Operating Income	4.9%	4.4%	3.8%	4.2%
Interest and Other Expense, net	0.5%	0.2%	0.3%	0.1%
Income Before Income Taxes	4.4%	4.2%	3.5%	4.1%
Provision for Income Taxes	1.6%	1.5%	1.3%	1.5%
Net Income	2.8%	2.7%	2.2%	2.6%

SECOND QUARTER ENDED SEPTEMBER 27, 2014 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 28, 2013 (dollars in thousands):

Revenue:

	Second Quarter Ended
	September 27,	September 28,	Change
	2014	2013	$	%
Revenue:
Service	$12,595	$11,472	$1,123	9.8%
Distribution	18,516	17,410	1,106	6.4%
Total	$31,111	$28,882	$2,229	7.7%

Total revenue increased $2.2 million, or 7.7%, from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015.

Service revenue increased $1.1 million, or 9.8%, from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015. This year-over-year growth is primarily the result of the retention of revenue from existing customers as well as customer base expansion, which we achieved through business development activities.

Our fiscal years 2015 and 2014 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2015		FY 2014
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	9.8%	3.4%	10.3%	16.5%	16.6%	34.4%

Within any quarter, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of reasons. Among those reasons are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the long-term progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2015 and 2014 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2015		FY 2014
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$49,706	$48,583	$48,184	$46,926	$45,294	$43,662
Service Revenue Growth	9.7%	11.3%	18.5%	19.9%	18.1%	18.9%

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

	FY 2015		FY 2014
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	81.6%	82.8%	83.4%	82.7%	81.9%	83.7%
Outsourced	16.5%	15.1%	14.5%	15.3%	15.9%	14.2%
Freight Billed to Customers	1.9%	2.1%	2.1%	2.0%	2.2%	2.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 59.5% of our total revenue in the second quarter of fiscal year 2015 and 60.3% of our total revenue in the second quarter of fiscal year 2014. Distribution sales in the second quarter of fiscal year 2015 were $18.5 million, a 6.4% improvement over the second quarter of fiscal year 2014. We attribute this growth to competitive pricing strategies used to gain volume and market share. Our fiscal years 2015 and 2014 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2015		FY 2014
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	6.4%	0.1%	(10.3%)	(2.3%)	2.7%	3.7%

Distribution sales in any given period may vary based on the number of business days within that period. To normalize this variability, we review Distribution sales on a per business day basis when comparing sales in two or more periods. Our Distribution sales per business day for each quarter during fiscal years 2015 and 2014 were as follows:

	FY 2015		FY 2014
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$299	$265	$265	$311	$281	$265

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. Our total pending product shipments at the end of the second quarter of fiscal year 2015 remained relatively consistent with the second quarter of fiscal year 2014. The following table presents our historical trend of total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2015 and 2014:

	FY 2015		FY 2014
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,383	$2,860	$2,455	$2,861	$3,438	$3,433
% of Pending Product Shipments
that were Backorders	69.0%	64.1%	69.1%	71.2%	63.8%	68.7%

Gross Profit:

	Second Quarter Ended
	September 27,	September 28,	Change
	2014	2013	$	%
Gross Profit:
Service	$3,272	$2,708	$564	20.8%
Distribution	3,654	4,113	(459)	(11.2%)
Total	$6,926	$6,821	$105	1.5%

Total gross profit in the second quarter of fiscal year 2015 increased $0.1 million, or 1.5%, from the second quarter of fiscal year 2014. Total gross margin in the second quarter of fiscal year 2015 decreased 130 basis points from the second quarter of fiscal year 2014.

Service gross profit in the second quarter of fiscal year 2015 increased $0.6 million, or 20.8%, from the second quarter of fiscal year 2014. Service gross margin increased 240 basis points over the same quarter of the prior fiscal year to 26.0%. In general, our Service revenue growth provides incremental gross margin growth due to the operating leverage achieved through our relatively fixed cost structure in this segment. The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2015		FY 2014
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	26.0%	24.2%	31.4%	23.4%	23.6%	27.2%

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

Distribution gross profit was $3.7 million in the second quarter of fiscal year 2015, a $0.5 million decline when compared to the second quarter of fiscal year 2014. As a percent of Distribution sales, Distribution gross margin declined to 19.7% in the second quarter of fiscal year 2015 compared with 23.6% in the second quarter of fiscal year 2014. The decrease in gross margin reflects increased price discounts extended to customers and lower vendor rebates. The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2015		FY 2014
	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	19.8%	19.5%	20.4%	19.7%	20.2%	20.5%
Total Distribution Gross Margin (2)	19.7%	22.0%	25.9%	23.4%	23.6%	23.7%

(1) Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2) Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	Second Quarter Ended
	September 27,	September 28,	Change
	2014	2013	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$3,169	$3,295	$(126)	(3.8%)
Administrative	2,241	2,245	(4)	(0.2%)
Total	$5,410	$5,540	$(130)	(2.3%)

Operating expenses decreased $0.1 million, or 2.3%, from the second quarter of fiscal year 2014 to the second quarter of fiscal year 2015. The decrease was primarily due to decreased selling expenses. As a percentage of total revenue, operating expenses were 17.4% and 19.2% in the second quarter of fiscal years 2015 and 2014, respectively.

Taxes:

	Second Quarter Ended
	September 27,	September 28,	Change
	2014	2013	$	%

Provision for Income Taxes	$519	$442	$77	17.4%

Our effective tax rates for the second quarter of fiscal years 2015 and 2014 were 37.7% and 36.4%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

SIX MONTHS ENDED SEPTEMBER 27, 2014 COMPARED TO SIX MONTHS ENDED SEPTEMBER 28, 2013 (dollars in thousands):

Revenue:

	Six Months Ended
	September 27,	September 28,	Change
	2014	2013	$	%
Revenue:
Service	$24,733	$23,211	$1,522	6.6%
Distribution	35,497	34,381	1,116	3.2%
Total	$60,230	$57,592	$2,638	4.6%

Total revenue increased $2.6 million, or 4.6%, from the first six months of fiscal year 2014 to the first six months of fiscal year 2015.

Service revenue increased $1.5 million, or 6.6%, from the first six months of fiscal year 2014 to the first six months of fiscal year 2015. The growth is attributed primarily to higher organic revenue driven by retention and expansion of our customer base through business development activities.

Our Distribution sales accounted for 58.9% and 59.7% of our total revenue in the first six months of fiscal years 2015 and 2014, respectively. For the first six months of fiscal year 2015, Distribution sales increased $1.1 million, or 3.2%, compared with the first six months of fiscal year 2014.

Gross Profit:

	Six Months Ended
	September 27,	September 28,	Change
	2014	2013	$	%
Gross Profit:
Service	$6,209	$5,904	$305	5.2%
Distribution	7,386	8,131	(745)	(9.2%)
Total	$13,595	$14,035	$(440)	(3.1%)

Total gross profit in the first six months of fiscal year 2015 decreased $0.4 million, or 3.1%, from the first six months of fiscal year 2014. Total gross margin decreased 180 basis points to 22.6% of total revenue in the first six months of fiscal year 2015 compared with 24.4% in the first six months of fiscal year 2014. The year-over-year reduction in gross margin was primarily due to lower Distribution segment vendor rebates which accounted for 170 basis points of the decline.

Service segment gross profit increased $0.3 million, or 5.2%, from the first six months of fiscal year 2014 to the first six months of fiscal year 2015. Service segment gross margin decreased 30 basis points over the same time period in the prior fiscal year to 25.1%.

Distribution segment gross profit decreased $0.7 million in the first six months of fiscal year 2015 to $7.4 million. Distribution segment gross margin decreased 280 basis points to 20.8% in the first six months of fiscal year 2015 compared to 23.6% in the first six months of fiscal year 2014. This decrease is primarily due to lower vendor rebates.

Operating Expenses:

	Six Months Ended
	September 27,	September 28,	Change
	2014	2013	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$6,904	$6,996	$(92)	(1.3%)
Administrative	4,416	4,606	(190)	(4.1%)
Total	$11,320	$11,602	$(282)	(2.4%)

Operating expenses for the first six months of fiscal year 2015 were $11.3 million, a decrease of 2.4% from the first six months of fiscal year 2014. The decrease was primarily due to decreased administrative expenses resulting from lower employee-related expenses. As a percentage of total revenue, operating expenses during the first six months of fiscal year 2015 were 18.8%, compared to 20.2% in the first six months of fiscal year 2014.

Taxes:

	Six Months Ended
	September 27,	September 28,	Change
	2014	2013	$	%
Provision for Income Taxes	$788	$869	$(81)	(9.3)%

Our effective tax rates for the first six months of fiscal years 2015 and 2014 were 37.7% and 36.8%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement (the “Credit Agreement”), we have a revolving credit facility (the “Revolving Credit Facility”). Effective August 26, 2014, we entered into an amendment (the "Amendment") to the Credit Agreement. The Amendment increased the maximum amount of the Revolving Credit Facility from $20.0 million to $30.0 million, increased the amount of borrowings that may be used for business acquisitions from $10.0 million per fiscal year to $15.0 million per fiscal year and extended the maturity date to September 20, 2018. All other material terms and conditions of the Credit Agreement remain unchanged.

As of September 27, 2014, $27.1 million was available under the Revolving Credit Facility, of which $16.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. During the first six months of fiscal year 2015, $6.7 million of the $15.0 million of borrowings available for business acquisitions in fiscal year 2015 was utilized, leaving $8.3 million available for the remainder of the fiscal year.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements throughout the first six months of fiscal year 2015.

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended
	September 27,	September 28,
	2014	2013
Cash (Used in) Provided by:
Operating Activities	$(411)	$234
Investing Activities	(8,513)	(313)
Financing Activities	8,990	32

Operating Activities: Net cash used in operating activities was $0.4 million in the first six months of fiscal year 2015 compared to $0.2 million net cash provided by operating activities in first six months of fiscal year 2014. Significant working capital fluctuations in fiscal year 2015 were as follows:

•	Inventory/Accounts Payable: Our inventory balance at September 27, 2014 was $7.5 million, up from $6.2 million at March 29, 2014. Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts. As a result, inventory levels from quarter-to-quarter will vary based on the timing of these large orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory received and inventory shipped directly to customers, as well as the timing of Distribution sales.

•	Receivables: Our days sales outstanding continue to reflect strong collections. Days sales outstanding for the six months ended September 27, 2014 increased to 43 days from 40 days in the comparable period of the prior fiscal year. This increase reflects the impact of extended payment terms offered by recently acquired companies. The following table illustrates our days sales outstanding for the fiscal quarters ended September 27, 2014 and September 28, 2013:

	September 27,	September 28,
	2014	2013
Net Sales, for the last two fiscal months	$22,776	$21,043
Accounts Receivable, net	$16,345	$13,933
Days Sales Outstanding	43	40

•	Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for performance-based incentive plans. At the end of any particular period, the amounts accrued for such incentive plans may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first six months of fiscal year 2015, we used $2.1 million in cash primarily to make annual incentive plan payments compared with $1.0 million in the first six months of 2014.

Investing Activities: During the first six months of fiscal year 2015, we invested $6.7 million in a business acquisition and $1.9 million in capital expenditures. Net cash used for investing activities during the first six months of fiscal year 2014 consisted of $0.6 million for capital expenditures, offset by $0.2 million of proceeds from the sale of property and equipment. The capital expenditures in both fiscal periods were primarily for additional Service segment capabilities and information technology improvements, including our new state-of-the-art C3 Metrology Management Software.

Financing Activities: During the first six months of fiscal year 2015, financing activities provided approximately $9.0 million of net cash, primarily from our Revolving Credit Facility, which was used to pay for a business acquisition and to make annual performance-based incentive plan payments. During the first six months of fiscal year 2014, net cash provided by financing activities was less than $0.1 million and included $0.7 million from our revolving line of credit and $0.1 million from the issuance of common stock, offset by the use of $0.8 million to repurchase 0.1 million shares of our common stock.

OUTLOOK

We expect continued strength in our Service segment and believe our market leadership positions across both of our segments, along with strategic business acquisitions, will continue to foster meaningful growth.  On a consolidated basis, we expect to achieve strong operating income growth for the fiscal year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by $0.2 million assuming our average borrowing levels remained constant. As of September 27, 2014, $27.1 million was available under our credit facility, of which $16.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of September 27, 2014, the one-month LIBOR was 0.2%. Our interest rate for the first six months of fiscal year 2015 ranged from 1.1% to 1.7%. On September 27, 2014, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our total revenues for the first six months of fiscal years 2015 and 2014 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our total revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We utilize foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled a gain of less than $0.1 in the first six months of fiscal years 2015 and 2014, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 27, 2014, we had a foreign exchange contract outstanding in the notional amount of $7.5 million. We do not use hedging arrangements for speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
3/30/2014-6/28/2014	7,311 (2)	$9.47 (2)	-	-
6/29/2014-9/27/2014	136 (2)	$10.57 (2)	-	-

(1)	We have an Executive Officer and Director Share Repurchase Plan (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers and directors, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on the NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first six months of fiscal year 2015.
(2)	These shares were repurchased from employees of the Company in accordance with the Transcat, Inc. 2003 Incentive Plan and in connection with the exercise of options where the exercise price was paid through the tender of common stock that the employees otherwise owned.

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 10, 2014	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	Material Contracts

10.1	Credit Facility Agreement Amendment 1 dated as of August 26, 2014 by and among Transcat, Inc. and Manufacturers and Traders Trust Company

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

