Form 10-Q
period 2014-12-27
TRANSCAT INC
filed 2015-02-06
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

(Mark one)
[√] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:  December 27, 2014

or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

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
Yes [  ]   No [√]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of February 2, 2015 was 6,835,591.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Service Revenue	$12,603	$11,516	$37,336	$34,727
Distribution Sales	18,449	18,997	53,946	53,378
Total Revenue	31,052	30,513	91,282	88,105

Cost of Service Revenue	9,513	8,826	28,037	26,133
Cost of Distribution Sales	14,545	14,549	42,656	40,799
Total Cost of Revenue	24,058	23,375	70,693	66,932

Gross Profit	6,994	7,138	20,589	21,173

Selling, Marketing and Warehouse Expenses	3,602	3,678	10,506	10,674
Administrative Expenses	2,015	2,118	6,431	6,724
Total Operating Expenses	5,617	5,796	16,937	17,398

Operating Income	1,377	1,342	3,652	3,775

Interest and Other Expense, net	83	85	266	157

Income Before Income Taxes	1,294	1,257	3,386	3,618
Provision for Income Taxes	481	469	1,269	1,338

Net Income	$813	$788	$2,117	$2,280

Basic Earnings Per Share	$0.12	$0.11	$0.31	$0.32
Average Shares Outstanding	6,823	6,856	6,788	7,192

Diluted Earnings Per Share	$0.11	$0.11	$0.30	$0.31
Average Shares Outstanding	7,081	7,125	7,061	7,421

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013

Net Income	$813	$788	$2,117	$2,280

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(166)	(3)	(346)	(2)
Unrecognized Prior Service Cost, net of tax	7	9	20	27
Unrecognized Gain on Other Asset, net of tax	(21)	5	(21)	22
Total Other Comprehensive (Loss) Income	(180)	11	(347)	47

Comprehensive Income	$633	$799	$1,770	$2,327

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	December 27, 2014	March 29, 2014
ASSETS
Current Assets:
Cash	$19	$23
Accounts Receivable, less allowance for doubtful accounts of $133 and $82 as of December 27, 2014 and March 29, 2014, respectively	15,296	15,663
Other Receivables	847	1,088
Inventory, net	7,222	6,181
Prepaid Expenses and Other Current Assets	1,565	1,180
Deferred Tax Asset	1,034	1,396
Total Current Assets	25,983	25,531
Property and Equipment, net	8,876	7,089
Goodwill	20,991	17,384
Intangible Assets, net	4,035	2,651
Other Assets	1,475	1,219
Total Assets	$61,360	$53,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,184	$7,132
Accrued Compensation and Other Liabilities	3,629	5,690
Income Taxes Payable	-	1,035
Total Current Liabilities	10,813	13,857
Long-Term Debt	14,837	7,593
Deferred Tax Liability	1,106	607
Other Liabilities	1,952	1,734
Total Liabilities	28,708	23,791

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,827,103 and 6,716,350 shares issued and outstanding as of December 27, 2014 and March 29, 2014, respectively	3,414	3,358
Capital in Excess of Par Value	12,173	11,387
Accumulated Other Comprehensive Income	220	567
Retained Earnings	16,845	14,771
Total Shareholders' Equity	32,652	30,083
Total Liabilities and Shareholders' Equity	$61,360	$53,874

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 27, 2014	December 28, 2013
Cash Flows from Operating Activities:
Net Income	$2,117	$2,280
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss (Gain) on Disposal of Property and Equipment	4	(31)
Deferred Income Taxes	152	(157)
Depreciation and Amortization	2,268	2,231
Provision for Accounts Receivable and Inventory Reserves	79	122
Stock-Based Compensation Expense	474	400
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	916	(12)
Inventory	(1,059)	(827)
Prepaid Expenses and Other Assets	(950)	(572)
Accounts Payable	77	(163)
Accrued Compensation and Other Liabilities	(1,953)	1,347
Income Taxes Payable	(906)	(466)
Net Cash Provided by Operating Activities	1,219	4,152

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(2,709)	(1,158)
Proceeds from Sale of Property and Equipment	46	243
Business Acquisition, net of cash acquired	(6,681)	-
Net Cash Used in Investing Activities	(9,344)	(915)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net	7,244	2,592
Issuance of Common Stock	396	166
Repurchase of Common Stock	(71)	(6,425)
Excess Tax benefit Related to Stock-Based Compensation	-	1
Net Cash Provided by (Used in) Financing Activities	7,569	(3,666)

Effect of Exchange Rate Changes on Cash	552	188

Net Decrease in Cash	(4)	(241)
Cash at Beginning of Period	23	406
Cash at End of Period	$19	$165

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$145	$84
Income Taxes, net	$2,392	$2,013

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands)
(Unaudited)

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par	Accumulated Other Comprehensive	Retained
	Shares	Amount	Value	Income	Earnings	Total

Balance as of March 29, 2014	6,716	$3,358	$11,387	$567	$14,771	$30,083
Issuance of Common Stock	69	35	361	-	-	396
Repurchase of Common Stock	(8)	(4)	(24)	-	(43)	(71)
Stock-Based Compensation	50	25	449	-	-	474
Other Comprehensive Loss	-	-	-	(347)	-	(347)
Net Income	-	-	-	-	2,117	2,117

Balance as of December 27, 2014	6,827	$3,414	$12,173	$220	$16,845	$32,652

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business:  Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and compliance services and distributor of professional grade handheld test, measurement and control instrumentation.  The Company is focused on providing services and products to highly regulated industries, particularly healthcare, which includes companies in the pharmaceutical, medical device and bioscience industries.  Additional industries served include industrial manufacturing, energy and utilities, chemical manufacturing and other industries that require accuracy in their processes and confirmation of the capabilities of their equipment.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy.  The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels.  Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions.  The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature.  Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At December 27, 2014 and March 29, 2014, investment assets totaled $1.0 million and $0.8 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date.  The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award.  Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity.  Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards.  The Company did not capitalize any stock-based compensation costs as part of an asset.  The Company estimates forfeiture rates based on its historical experience.  During the first nine months of the fiscal year ending March 28, 2015 (“fiscal year 2015”) and the first nine months of fiscal year 2014, the Company recorded non-cash stock-based compensation cost of $0.5 million and $0.4 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions.  The net foreign currency loss was $0.1 million in the first nine months of fiscal year 2015 and less than $0.1 million in the first nine months of fiscal year 2014.    The Company continuously utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates.  The Company does not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled a gain of $0.4 million and $0.3 million during the first nine months of fiscal years 2015 and 2014, respectively, was recognized as a component of other expense in the Consolidated Statements of Income.  The change in the fair value of the contracts is offset by the change in fair value of the underlying accounts receivables denominated in Canadian dollars being hedged.  On December 27, 2014, the Company had a foreign exchange contract outstanding in the notional amount of $7.3 million. The Company does not use hedging arrangements for speculative purposes.

Earnings Per Share:  Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period.  Diluted earnings per share of common stock reflect the assumed conversion of stock options and unvested restricted stock units using the treasury stock method in periods in which they have a dilutive effect.  In computing the per share effect of assumed conversion, funds that would have been received from the exercise of options and unvested restricted stock units and the related tax benefits are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Average Shares Outstanding – Basic	6,823	6,856	6,788	7,192
Effect of Dilutive Common Stock Equivalents	258	269	273	229
Average Shares Outstanding – Diluted	7,081	7,125	7,061	7,421
Anti-dilutive Common Stock Equivalents	-	-	-	225

NOTE 2 – DEBT

Description:  Transcat, through its credit agreement, as amended, (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility which allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”).  As of December 27, 2014, $27.5 million was available under the Revolving Credit Facility, of which $14.8 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Borrowings available under the Revolving Credit Facility for business acquisitions are limited to $15.0 million in any fiscal year.  During the first nine months of fiscal year 2015, the Company borrowed $6.7 million for a business acquisition, leaving $8.3 million available for business acquisitions during the remainder of the fiscal year.

Interest and Other Costs:  Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility.  Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement.  The one-month LIBOR as of December 27, 2014 was 0.2%.  The Company’s interest rate for the first nine months of fiscal year 2015 ranged from 1.1% to 2.2%.

Covenants:  The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  The Company was in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2015.

Other Terms:  The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transmation (Canada) Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value on the date of grant.  At December 27, 2014, the number of shares available for future grant under the 2003 Plan totaled 1.4 million.

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

The Company achieved 114% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 31, 2012 (“fiscal year 2012”) and as a result, issued 42 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2015.  The following table summarizes the non-vested performance-based restricted stock units outstanding as of December 27, 2014:

Date Granted		Measurement Period		Total Number of Units Granted	Grant Date Fair Value Per Unit	Estimated Probability of Achievement at December 27, 2014
April 2012	April 2012	-	March 2015	24	$13.11	75% of target level
April 2013	April 2013	-	March 2016	99	$6.17	100% of target level
April 2014	April 2014	-	March 2017	64	$9.28	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, in the first nine months of fiscal years 2015 and 2014 was $0.3 million and $0.4 million, respectively.  As of December 27, 2014, unearned compensation, to be recognized over the grants’ remaining respective service periods, totaled $0.7 million.

During the first quarter of fiscal year 2015, the Company’s Board of Directors granted its Executive Chairman a stock award of ten thousand shares of common stock under the 2003 Plan.  The award vested 50% on July 1, 2014, and the remaining 50% will vest on July 1, 2015.  During the second quarter of fiscal year 2015, the Company’s Board of Directors granted a stock award of two thousand shares of common stock under the 2003 Plan to a retiring board member.  The award vested in the second quarter of fiscal year 2015.  Total expense relating to these stock awards, based on grant date fair value, was less than $0.1 million in the first nine months of fiscal year 2015.  As of December 27, 2014, the unrecognized compensation cost for these awards expected to be recognized over the next six months was less than $0.1 million.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant.  The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the nine months ended December 27, 2014:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 29, 2014	609	$6.58
Exercised	(54)	4.53
Outstanding as of December 27, 2014	555	6.77	4	$1,652
Exercisable as of December 27, 2014	455	6.60	3	1,434

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2015 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 27, 2014.  The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

During the first nine months of fiscal years 2015 and 2014, total expense relating to stock options was less than $0.1 million. Total unrecognized compensation cost related to non-vested stock options as of December 27, 2014 was $0.3 million, which is expected to be recognized over a weighted average period of two years.  The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2015 was $0.3 million.  Cash received from the exercise of options in the first nine months of fiscal year 2015 was $0.2 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments:  Service and Distribution.  The Company has no inter-segment sales.  The following table presents segment information for the third quarter and the nine months ended December 27, 2014 and December 28, 2013:

	Third Quarter Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Total Revenue:
Service Revenue	$12,603	$11,516	$37,336	$34,727
Distribution Sales	18,449	18,997	53,946	53,378
Total	31,052	30,513	91,282	88,105

Gross Profit:
Service	3,090	2,690	9,299	8,594
Distribution	3,904	4,448	11,290	12,579
Total	6,994	7,138	20,589	21,173

Operating Expenses:
Service (1)	2,528	2,539	7,805	7,722
Distribution (1)	3,089	3,257	9,132	9,676
Total	5,617	5,796	16,937	17,398

Operating Income:
Service	562	151	1,494	872
Distribution	815	1,191	2,158	2,903
Total	1,377	1,342	3,652	3,775

Unallocated Amounts:
Interest and Other Expense, net	83	85	266	157
Provision for Income Taxes	481	469	1,269	1,338
Total	564	554	1,535	1,495

Net Income	$813	$788	$2,117	$2,280

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

The following is a summary of the preliminary purchase price allocation to the estimated fair value, based on level three inputs, of assets and liabilities acquired. These estimates may be revised based on working capital adjustments or other information related to the Ulrich acquisition.

Goodwill		$3,980
Intangible Assets – Customer Base		2,179
Intangible Assets – Covenants Not to Compete		114
Deferred Tax Liability		(685)
		5,588
Plus:	Current Assets	937
	Non-Current Assets	379
Less:	Current Liabilities	(223)
Total Purchase Price		$6,681

Acquisition costs of $0.1 million were recorded as incurred, during the first nine months of fiscal year 2015, as administrative expenses in the Consolidated Statement of Income.

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

	(Unaudited)
	Nine Months Ended
	December 27, 2014	December 28, 2013

Total Revenue	$92,953	$90,458
Net Income	2,221	2,535
Basic Earnings Per Share	0.33	0.35
Diluted Earnings Per Share	0.31	0.34

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

RESULTS OF OPERATIONS

The following table presents, for the third quarter and first nine months of fiscal years 2015 and 2014, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 27, 2014	December 28, 2013	December 27, 2014	December 28, 2013
Gross Profit Percentage:
Service Gross Profit	24.5%	23.4%	24.9%	24.7%
Distribution Gross Profit	21.2%	23.4%	20.9%	23.6%
Total Gross Profit	22.5%	23.4%	22.6%	24.0%

As a Percentage of Total Revenue:
Service Revenue	40.6%	37.7%	40.9%	39.4%
Distribution Sales	59.4%	62.3%	59.1%	60.6%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.6%	12.1%	11.5%	12.1%
Administrative Expenses	6.5%	6.9%	7.1%	7.6%
Total Operating Expenses	18.1%	19.0%	18.6%	19.7%

Operating Income	4.4%	4.4%	4.0%	4.3%

Interest and Other Expense, net	0.2%	0.3%	0.3%	0.2%

Income Before Income Taxes	4.2%	4.1%	3.7%	4.1%
Provision for Income Taxes	1.6%	1.5%	1.4%	1.5%

Net Income	2.6%	2.6%	2.3%	2.6%

THIRD QUARTER ENDED DECEMBER 27, 2014 COMPARED TO THIRD QUARTER ENDED DECEMBER 28, 2013 (dollars in thousands):

Revenue:

	Third Quarter Ended
	December 27,	December 28,	Change
	2014	2013	$	%
Revenue:
Service	$12,603	$11,516	$1,087	9.4%
Distribution	18,449	18,997	(548)	(2.9%)
Total	$31,052	$30,513	$539	1.8%

Total revenue increased $0.5 million, or 1.8%, from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015.

Service revenue increased $1.1 million, or 9.4%, from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015.  This year-over-year growth was the result of organic and acquisition-related growth.

Our fiscal years 2015 and 2014 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2015			FY 2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	9.4%	9.8%	3.4%	10.3%	16.5%	16.6%	34.4%

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

	FY 2015			FY 2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$50,793	$49,706	$48,583	$48,184	$46,926	$45,294	$43,662
Service Revenue Growth	8.2%	9.7%	11.3%	18.5%	19.9%	18.1%	18.9%

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

		FY 2015		FY 2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	81.8%	81.6%	82.8%	83.4%	82.7%	81.9%	83.7%
Outsourced	16.4%	16.5%	15.1%	14.5%	15.3%	15.9%	14.2%
Freight Billed to Customers	1.8%	1.9%	2.1%	2.1%	2.0%	2.2%	2.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 59.4% of our total revenue in the third quarter of fiscal year 2015 and 62.3% of our total revenue in the third quarter of fiscal year 2014.  Distribution sales in the third quarter of fiscal year 2015 were $18.4 million, a 2.9% decline from the third quarter of fiscal year 2014.  The year-over-year reduction in sales is attributed to low margin indirect sales that occurred in the prior year period and did not repeat in the current fiscal year.  Our fiscal years 2015 and 2014 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2015			FY 2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(2.9%)	6.4%	0.1%	(10.3%)	(2.3%)	2.7%	3.7%

Distribution sales in any given period may vary based on the number of business days within that period.  To normalize this variability, we review Distribution sales on a per business day basis when comparing sales in two or more periods.  Our Distribution sales per business day for each quarter during fiscal years 2015 and 2014 were as follows:

	FY 2015			FY 2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$302	$299	$265	$265	$311	$281	$265

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock.  Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.  Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers.  Our total pending product shipments at the end of the third quarter of fiscal year 2015 increased when compared with the third quarter of fiscal year 2014. This year-over-year increase was primarily driven by increased backorders.   The following table presents our historical trend of total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2015 and 2014:

	FY 2015			FY 2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,838	$3,383	$2,860	$2,455	$2,861	$3,438	$3,433
% of Pending Product Shipments that were Backorders	73.9%	69.0%	64.1%	69.1%	71.2%	63.8%	68.7%

Gross Profit:

	Third Quarter Ended
	December 27,	December 28,	Change
	2014	2013	$	%
Gross Profit:
Service	$3,090	$2,690	$400	14.9%
Distribution	3,904	4,448	(544)	(12.2%)
Total	$6,994	$7,138	$(144)	(2.0%)

Total gross profit in the third quarter of fiscal year 2015 decreased $0.1 million, or 2.0%, from the third quarter of fiscal year 2014.  Total gross margin in the third quarter of fiscal year 2015 decreased 90 basis points from the third quarter of fiscal year 2014.

Service gross profit in the third quarter of fiscal year 2015 increased $0.4 million, or 14.9%, from the third quarter of fiscal year 2014.  Service gross margin increased 110 basis points over the same quarter of the prior fiscal year to 24.5%.  In general, our Service revenue growth provides incremental gross margin growth due to the operating leverage achieved through our relatively fixed cost structure in this segment.  The following table presents the quarterly historical trend of our Service gross margin as a percentage of Service revenue:

	FY 2015			FY 2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	24.5%	26.0%	24.2%	31.4%	23.4%	23.6%	27.2%

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

Distribution gross profit was $3.9 million in the third quarter of fiscal year 2015, a $0.5 million decline when compared to the third quarter of fiscal year 2014. Distribution segment gross margin decreased 220 basis points to 21.2% in the third quarter of fiscal year 2015 when compared to the third quarter of fiscal year 2014.  The decrease in gross margin primarily reflects lower year-over-year vendor rebates which had a 190 basis point impact on segment gross margin.  The following table reflects the quarterly historical trend of our Distribution gross margin as a percentage of Distribution sales:

	FY 2015			FY 2014
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	19.6%	19.8%	19.5%	20.4%	19.7%	20.2%	20.5%
Total Distribution Gross Margin (2)	21.2%	19.7%	22.0%	25.9%	23.4%	23.6%	23.7%

(1) Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2) Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	Third Quarter Ended
	December 27,	December 28,	Change
	2014	2013	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$3,602	$3,678	$(76)	(2.1%)
Administrative	2,015	2,118	(103)	(4.9%)
Total	$5,617	$5,796	$(179)	(3.1%)

Operating expenses decreased $0.2 million, or 3.1%, from the third quarter of fiscal year 2014 to the third quarter of fiscal year 2015.  The decrease was primarily due to lower performance-based compensation expense.  As a percentage of total revenue, operating expenses were 18.1% in the third quarter of fiscal year 2015, a decline of 90 basis points from the third quarter of fiscal year 2014.

Taxes:

	Third Quarter Ended
	December 27,	December 28,	Change
	2014	2013	$	%
Provision for Income Taxes	$481	$469	$12	2.6%

Our effective tax rates for the third quarter of fiscal years 2015 and 2014 were 37.2% and 37.3%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

NINE MONTHS ENDED DECEMBER 27, 2014 COMPARED TO NINE MONTHS ENDED DECEMBER 28, 2013 (dollars in thousands):

Revenue:

	Nine Months Ended
	December 27,	December 28,	Change
	2014	2013	$	%
Revenue:
Service	$37,336	$34,727	$2,609	7.5%
Distribution	53,946	53,378	568	1.1%
Total	$91,282	$88,105	$3,177	3.6%

Total revenue increased $3.2 million, or 3.6%, from the first nine months of fiscal year 2014 to the first nine months of fiscal year 2015.

Service revenue increased $2.6 million, or 7.5%, from the first nine months of fiscal year 2014 to the first nine months of fiscal year 2015. The year-over-year increase was driven by a combination of organic and acquisition-related growth.

Our Distribution sales accounted for 59.1% and 60.6% of our total revenue in the first nine months of fiscal years 2015 and 2014, respectively.  For the first nine months of fiscal year 2015, Distribution sales increased $0.6 million, or 1.1%, compared with the first nine months of fiscal year 2014.

Gross Profit:
	Nine Months Ended
	December 27,	December 28,	Change
	2014	2013	$	%
Gross Profit:
Service	$9,299	$8,594	$705	8.2%
Distribution	11,290	12,579	(1,289)	(10.2%)
Total	$20,589	$21,173	$(584)	(2.8%)

Total gross profit in the first nine months of fiscal year 2015 decreased $0.6 million, or 2.8%, from the first nine months of fiscal year 2014.  Total gross margin decreased 140 basis points to 22.6% of total revenue in the first nine months of fiscal year 2015 compared with 24.0% in the first nine months of fiscal year 2014.  The year-over-year reduction in gross margin was primarily due to lower Distribution segment vendor rebates which had a 150 basis point negative impact on total gross margin.

Service segment gross profit increased $0.7 million, or 8.2%, from the first nine months of fiscal year 2014 to the first nine months of fiscal year 2015.  In the first nine months of fiscal year 2015, Service segment gross margin was 24.9%, a 20 basis point improvement over the same time period in the prior fiscal year.

Distribution segment gross profit decreased $1.3 million in the first nine months of fiscal year 2015 to $11.3 million. Distribution segment gross margin decreased 270 basis points to 20.9% in the first nine months of fiscal year 2015 compared to 23.6% in the first nine months of fiscal year 2014.  This decrease is primarily due to lower vendor rebates.

Operating Expenses:

	Nine Months Ended
	December 27,	December 28,	Change
	2014	2013	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$10,506	$10,674	$(168)	(1.6%)
Administrative	6,431	6,724	(293)	(4.4%)
Total	$16,937	$17,398	$(461)	(2.6%)

Operating expenses for the first nine months of fiscal year 2015 were $16.9 million, a decrease of 2.6% from the first nine months of fiscal year 2014.  The decrease was primarily due to decreased administrative expenses resulting from lower employee-related expenses.  As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2015 were 18.6%, compared to 19.7% in the first nine months of fiscal year 2014.

Taxes:

	Nine Months Ended
	December 27,	December 28,	Change
	2014	2013	$	%
Provision for Income Taxes	$1,269	$1,338	$(69)	(5.2%)

Our effective tax rates for the first nine months of fiscal years 2015 and 2014 were 37.5% and 37.0%, respectively.  We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended, (the “Credit Agreement”), which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions to $15.0 million per fiscal year.

As of December 27, 2014, $27.5 million was available under the Revolving Credit Facility, of which $14.8 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.  During the first nine months of fiscal year 2015, we borrowed $6.7 million for a business acquisition, leaving $8.3 million available for business acquisitions during the remainder of the fiscal year.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant.  We were in compliance with all loan covenants and requirements throughout the first nine months of fiscal year 2015.

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows:  The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended
	December 27, 2014	December 28, 2013
Cash Provided by (Used in):
Operating Activities	$1,219	$4,152
Investing Activities	(9,344)	(915)
Financing Activities	7,569	(3,666)

Operating Activities:  Net cash provided by operating activities was $1.2 million in the first nine months of fiscal year 2015 compared to $4.2 million in first nine months of fiscal year 2014.  Significant working capital fluctuations in fiscal year 2015 were as follows:

•
Inventory/Accounts Payable: Our inventory balance at December 27, 2014 was $7.2 million, up from $6.2 million at March 29, 2014.  Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for those products with long lead times and optimizing vendor volume discounts.  As a result, inventory levels from quarter-to-quarter will vary based on the timing of these large orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory received and inventory shipped directly to customers, as well as the timing of Distribution sales.

•	Receivables: The following table illustrates our days sales outstanding for the fiscal quarters ended December 27, 2014 and December 28, 2013:

	December 27, 2014	December 28, 2013
Net Sales, for the last two fiscal months	$21,734	$20,922
Accounts Receivable, net	$15,296	$13,680
Days Sales Outstanding	42	39

Days sales outstanding for the nine months ended December 27, 2014 increased to 42 days from 39 days in the comparable period of the prior fiscal year. This increase reflects a general lengthening in payment terms offered to customers as well as the impact of extended payment terms offered by recently-acquired companies.

•
Accrued Compensation and Other Liabilities:  Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for performance-based incentive plans.  At the end of any particular period, the amounts accrued for such incentive plans may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first nine months of fiscal year 2015, $2.4 million was used for annual incentive plan payments compared with $0.5 million paid in the first nine months of fiscal year 2014.

Investing Activities:  During the first nine months of fiscal year 2015, we invested $6.7 million in a business acquisition and $2.7 million in capital expenditures.  Net cash used for investing activities during the first nine months of fiscal year 2014 consisted of $1.2 million for capital expenditures, offset by $0.2 million of proceeds from the sale of property and equipment.   The capital expenditures in both fiscal periods were primarily for additional Service segment capabilities and information technology improvements, including our new state-of-the-art C3 Metrology Management Software (“C3”).

Financing Activities:  During the first nine months of fiscal year 2015, financing activities provided approximately $7.6 million of net cash, primarily from our Revolving Credit Facility, which was used, in part, to pay for a business acquisition and to make annual performance-based incentive plan payments.  During the first nine months of fiscal year 2014, net cash used in financing activities was $3.7 million and included $2.6 million in net proceeds from our Revolving Credit Facility offset by the use of $6.4 million to repurchase 0.8 million shares of our common stock.

OUTLOOK

We continue to execute our growth strategy and believe we can capitalize on the many opportunities, both organic and acquisition-related, that exist in the calibration and related services space.  The ongoing capability enhancements we have made within the Service segment continue to drive results and we expect to see augmented growth from our acquisition of Ulrich Metrology Inc. through the remainder of fiscal year 2015 and beyond.

We have aligned resources with strategic investments that we believe will deliver long-lasting results.  Investments in our innovative C3 system, as well as the launch of our new e-commerce platform, are two initiatives that have begun to drive new business and, over the long-term, are expected to be solid contributors to our growth.  We also recently relocated our lab in the Los Angeles market to an area rich with healthcare companies, while significantly improving that lab’s capacity and capability.

While the Distribution segment will continue to be very competitive and vendor rebates will negatively impact segment gross margin in our fiscal fourth quarter, we do not expect further vendor rebate decline in our next fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by $0.2 million assuming our average borrowing levels remained constant.  As of December 27, 2014, $27.5 million was available under our credit facility, of which $14.8 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We mitigate our interest rate risk by electing to borrow from our credit facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin.  Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio.  As of December 27, 2014, the one-month LIBOR was 0.2%.  Our interest rate for the first nine months of fiscal year 2015 ranged from 1.1% to 2.2%.  On December 27, 2014, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our total revenues for the first nine months of fiscal years 2015 and 2014 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars.  A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our total revenue by less than 1%.  We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates.  We do not apply hedge accounting and therefore, the change in the fair value of the contracts, which totaled a gain of $0.4 million and $0.3 million during the first nine months of fiscal years 2015 and 2014, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value of the underlying accounts receivables denominated in Canadian dollars being hedged.  On December 27, 2014, we had a foreign exchange contract outstanding in the notional amount of $7.3 million.  We do not use hedging arrangements for speculative purposes.

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

TRANSCAT, INC.

Date: February 6, 2015	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: February 6, 2015	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document