Form 10-K
period 2015-03-28
TRANSCAT INC
filed 2015-06-25
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

____________________
FORM 10-K
____________________

(Mark one)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: March 28, 2015 or

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

(585) 352-7777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.50 par value	The NASDAQ Global Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 26, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $56 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 26, 2014, as reported on The NASDAQ Global Market.

The number of shares of common stock of the registrant outstanding as of June 22, 2015 was 6,871,683.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 9, 2015 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Transcat is a leading provider of accredited calibration and compliance services and distributor of professional grade handheld test, measurement and control instrumentation. We are primarily focused on providing our services and products to the life science industries, which include pharmaceutical, biotechnology, medical device manufacturing and other FDA-regulated businesses. We also focus on other industries and customers where accuracy is critical and the risk of failure is very costly. These industries include:

●	Industrial manufacturing;
●	Energy and utility;
●	Chemical manufacturing; and
●	Other industries which require accuracy in their processes and confirmation of the capabilities of their equipment.

We conduct our business through two operating segments: service (“Service”) and distribution (“Distribution”). See Note 7 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers in each segment and on cross-selling to existing customers to increase our total revenue. We serve approximately 17,000 and 22,000 customers through our Service and Distribution segments, respectively, with over 25% of those customers transacting with us through both of our business segments.

Through our Service segment, we offer calibration, compliance and other complementary services. As of our fiscal year ended March 28, 2015 (“fiscal year 2015”), we operated nineteen calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, and Canada. All of our Calibration Service Centers have obtained ISO/IEC 17025 scopes of accreditation, which are believed to be among the best in the industry. Our accreditations are the cornerstone of our quality program, which we believe to be unequaled in the industry. Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in life science and other FDA-regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service, regardless of which of our nineteen Calibration Service Centers completes the service.

Through our Distribution segment, we market, sell and rent national and proprietary brand instruments to customers globally. Our product catalog (“Master Catalog”) and newly redesigned e-commerce-focused website offer access to more than 100,000 test, measurement and control instruments, including products from approximately 120 of the industry’s leading manufacturers including Fluke, Megger, GE, Emerson, Keysight, Ametek, FLIR and Rosemount. In addition, we are the exclusive worldwide distributor for Transmation and Altek products. The majority of the instruments we sell and rent require expert calibration service to ensure that they maintain the most precise measurements.

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

Among our customers are many Fortune 500/Global 500 companies. Transcat has focused on serving the life science and other FDA-regulated industries, industrial manufacturing, energy and utility, chemical manufacturing and other industries since our founding in 1964. We are a leading supplier of test, measurement and control instrumentation in the markets we serve. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, and our asset management system, CalTrak®. In fiscal years 2013 through 2015, no customer or controlled group of customers accounted for 10% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ more than 400 people. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777.

OUR STRATEGY

Our two operating segments are highly complementary in that their offerings are of value to customers within the same industries. Our strategy is to leverage the complementary nature of our operating segments in ways that add value for all customers who select Transcat as their source for test and measurement equipment and/or calibration and compliance services. We strive to differentiate ourselves within the markets we serve and build barriers to competitive entry by offering a broad range of the best products and services and integrating our product and service offerings to benefit our customers’ operations.

Within the Service segment, our strategy is to focus on customers who rely on accredited calibration services and/or compliance services and value superior quality to maintain the integrity of their processes and/or meet the demands of regulated business environments. We focus on customers who require precise measurement capability for their manufacturing and testing processes to minimize risk, waste and defects. We execute this strategy by leveraging our multiple locations, highly qualified technicians and breadth of capabilities. We differentiate ourselves from our competitors in this segment by maintaining internationally recognized third-party accredited quality systems and proprietary asset management software solutions.

As part of our growth strategy, we have engaged in a number of business acquisitions. During our fiscal year ended March 30, 2013 (“fiscal year 2013”) through our fiscal year 2015, we completed the following acquisitions:

●

On March 6, 2015, we acquired substantially all of the assets of Apex Metrology Solutions (“Apex”). Apex is a provider of accredited and commercial calibrations, specializing in 3D metrology services, through its ISO 17025 accredited lab located in Ft. Wayne, Indiana.

●

On August 31, 2014, we acquired Ulrich Metrology Inc. (“Ulrich”). Headquartered in Montreal, Quebec, Ulrich is a provider of accredited and commercial calibrations throughout Canada that specializes in providing custom metrology solutions for the aerospace and defense, industrial manufacturing and life science industries.

●

On January 25, 2013, we acquired Cal-Matrix Metrology Inc. (“Cal-Matrix”). Cal-Matrix is a provider of commercial and accredited calibration and coordinate measurement inspection services to customers throughout Canada from its lab in Burlington, Ontario.

●

On July 16, 2012, we acquired substantially all of the assets of Anacor Compliance Services, Inc. (“Anacor”), a nationally recognized provider of specialized analytical, calibration, validation and remediation services to the life-science sector.

Our acquisition strategy primarily targets service businesses that expand our geographic reach and leverage our infrastructure while also increasing the depth and/or breadth of our service capabilities. Because our acquisition strategy is focused on service businesses, we expect the growth rate of our Service segment to exceed that of our Distribution segment over the long term.

Our Distribution segment strategy is to be the premier distributor of leading handheld test and measurement equipment. Through our vendor relationships, we have access to more than 100,000 products, which we market to our existing and prospective customers. We continuously evaluate our offerings and add new in-demand vendors and products. In recent years, we have increased our focus on digital marketing and have taken an active approach to improving our website and increasing web traffic. In addition, during our fiscal year ended March 29, 2014 (“fiscal year 2014”), we began offering our customers the option of renting selected test and measurement equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We see these initiatives as important to the future growth of our Distribution segment.

We believe our combined Service and Distribution segment offerings, experience, technical expertise and integrity create a unique and compelling value proposition for our customers and intend to continue to grow our business through organic revenue growth and business acquisitions.

SEGMENTS

Service Segment

Calibration

Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some specifically defined form. After the calibration has been completed, a decision is made, based on rigorously defined parameters, regarding what, if anything, should be done to the unit to conform to the required standards or specifications. The decision may be to adjust, optimize or repair a unit; limit the use, range or rating of a unit; scrap the unit; or leave the unit as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements. Calibration improves an operation’s productivity and efficiency to optimal levels by assuring accurate, reliable instruments and processes. Through our Service segment, we perform periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and used instruments as well as repair services for our customers.

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. We perform over 250,000 calibrations annually and can address approximately 90% to 95% of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly technical disciplines, we have historically subcontracted to third-party vendors that have unique or proprietary capabilities. While typically representing less than 20% of our Service segment revenue, the management of these vendors is highly valued by our customers, and our relationships have enabled us to continue our pursuit of having the broadest calibration offerings to these targeted markets.

Compliance

Our compliance services include analytical qualification, validation and remediation services. Analytical and validation services provide a comprehensive and highly specialized service offering focused on life science-related industries. Our goal is to deliver specialized technical services with a quality assurance approach, which maximizes document accuracy and on-time job delivery. These industries demand knowledgeable contract services, and Transcat meets these demands with cGMP and GLP compliant services. Companies within these innovative and cutting-edge industries need a reliable alternative to the original equipment manufacturers (“OEMs”) and the “generalist” service providers who cannot meet their industry-specific needs.

Analytical services are typically based on service agreements for testing, preventative maintenance and repair and tend to generate recurring revenue. Validation services are based on certain customer processes. While specific validation services may not be repeated, we develop relationships with customers who may engage us for multiple unique validation services. Remediation services are based on specific regulatory actions and are generally project-based and required by a customer for a finite period of time. Remediation revenue is not recurring by its nature.

Other Services

We provide other services to our customers such as repair, three dimensional parts inspection and consulting services. These services allow us to provide “one-stop shopping” for our customers.

During fiscal year 2015, services completed by our staff of highly trained technicians represented 82% of our Service revenue while approximately 16% of our Service revenue was derived from services that were subcontracted to third-party vendors, and the remaining 2% was associated with other billings. Our Service segment accounted for 42% of our total revenue in fiscal year 2015.

Strategy

Our Service segment provides periodic calibration and compliance services for our customers’ test and measurement instruments and other equipment. We specifically target industries and companies that are regulated by the FDA or other regulatory bodies and, as a result, require quality calibration and compliance services as a critical component of their business operations. As a result of the various levels of regulation within our target industries, calibration and compliance service sourcing decisions are generally made based on the provider’s quality systems, accreditation, reliability, trust, customer service and documentation of services. To maintain our competitive position in this segment, we maintain internationally recognized third-party accredited quality systems, further detailed in the section entitled “Quality” below, and provide our customers with access to proprietary asset management software solutions, which offer tools to manage their internal calibration programs and provide them with visibility to their service records. The breadth of our suite of calibration and compliance services also differentiates us from our competitors by allowing us to be our customers’ one-source solution for their entire calibration and compliance programs.

Transcat’s calibration services strategy encompasses multiple ways to manage a customer’s calibration and compliance service needs:

1)	We offer an “Integrated Calibration Services Solution” that provides a complete wrap-around service, which can be delivered in the following ways:

	●	permanent on-site: Transcat establishes and manages a calibration service program within a customer’s facility;
	●	periodic on-site services: Transcat technicians travel to a customer’s location and provide bench-top or in-line calibration or compliance services on predetermined service cycles;
	●	in-house services: services are performed at one of our Calibration Service Centers (often accompanied by pick-up and delivery services); and
	●	mobile calibration: services completed on customer’s property within our mobile calibration unit.
2)	For companies that maintain an internal calibration operation, we can provide:
	●	calibration of primary standards; and
	●	overflow capability, either on-site or at one of our Calibration Service Centers, during periods of high demand.

Inclusive with all these services, we provide total program management including logistical and consultation services when needed.

We strive to provide the broadest accredited calibration offering to our targeted markets, which includes certification of our technicians pursuant to the American Society for Quality standards, complete calibration management encompassing the entire metrology function, and access to our complementary service and product offerings. We believe our calibration services are of the highest technical and quality levels, with broad ranges of accreditation.

Our compliance services strategy is to identify and establish long-term relationships with customers who require analytical, validation, and/or remediation services. In most cases, these customers are life science companies, including pharmaceutical and biotechnology companies and medical device manufacturers, which are subject to extensive government regulation. The services we provide to these regulated customers are typically a critical component of the customer’s overall compliance program. Because many compliance service customers operate in regulated industries, these same customers typically also require accredited calibration services. This requirement allows a natural synergy between our compliance and calibration services. Our strategy includes cross-selling our services within our customer accounts to maximize our revenue opportunities with each customer.

CalTrak®

CalTrak® is our proprietary documentation and asset management software which is used to manage both the workflow of our Calibration Service Centers and our customers’ assets. With CalTrak®, we are able to provide our customers with timely and consistent calibration service while optimizing our own efficiencies. CalTrak® has been validated to U.S. federal regulations 21 CFR 820.75 and 21 CFR 11, as applicable. This validation is important to pharmaceutical and other FDA-regulated industries where federal regulations can be particularly stringent.

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

In fiscal year 2015, we added a new, mobile-device compatible, version of CalTrak® Online. This new software, Cost, Control and Compliance Management by Transcat (“C3”), was developed with a focus on enhancing ease of use and customer self-serve ability. C3 furthers our integration into our customers’ day-to-day work flow, specifically with enterprise customers, who generally have unique asset management and/or service requirements. Over time, we expect C3 to replace CalTrak® Online. C3 has been validated to U.S. federal regulations 21 CFR 820.75 and 21 CFR 11, as applicable.

Marketing and Sales

Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets. We also have a team of account managers, focused on servicing the needs of our existing customers. In addition, we employ print media, trade shows and web-based initiatives to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including life science and other FDA-regulated industries, energy and utilities, and chemical manufacturing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations. Our quality process and standards are designed to meet the needs of companies that must address regulatory requirements and/or have a strong commitment to quality and a comprehensive calibration and compliance program.

The approximate percentage of our Service revenue by industry type for the periods indicated are as follows:

	FY 2015	FY 2014	FY 2013
Life Science/FDA-regulated	32%	34%	34%
Industrial Manufacturing	29%	28%	29%
Energy/Utilities	8%	8%	8%
Chemical Manufacturing	7%	7%	7%
Other	24%	23%	22%
Total	100%	100%	100%

Competition

The calibration services industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations, such as Transcat, to non-accredited, sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that may not have a range of capabilities as broad as ours. There are also several companies with whom we compete that have national or regional operations. We differentiate ourselves from our competitors by demonstrating our commitment to quality and by having a wide range of capabilities that are tailored to the markets we serve. Customers see the value in using our unique CalTrak® Online and C3 asset and data management programs to monitor their instrument’s status, history and performance data. We are fundamentally different from most of our competitors because we have the ability to bundle product, calibration, compliance and other services as a single source for our customers.

Competition for compliance services is composed of both small local and regional service providers and large multi-national OEMs. While we are financially strong and larger than many of the small local and regional competitors, the large OEMs are generally much larger than we are. We believe our competitive advantages in the compliance services market are our financial and technical resources, turnaround time, and flexibility to react quickly to customers’ needs.

Quality

The accreditation process is the only system currently in existence that validates measurement competence. To ensure that the quality and consistency of our customer calibrations are consistent with the global metrology network, designed to standardize measurements worldwide, we have sought and achieved international levels of quality and accreditation. Our Calibration Service Centers are accredited to ISO/IEC 17025:2005 by National Voluntary Laboratory Accreditation Program (NVLAP) and other accrediting bodies. These accrediting bodies are signatories to the International Laboratory Accreditation Cooperation (“ILAC”), are proficient in the technical aspects of the chemistry and physics that underlie metrology, and provide an objective, third party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes. Accreditation also requires that all measurement standards used for accredited measurements have a fully documented path, known as Metrological Traceability, through the National Institute of Standards and Technology or the National Research Council (these are the National Measurement Institutes for the United States and Canada, respectively) or to other national or international standards bodies, or to measurable conditions created in our Calibration Service Center, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards, all inclusive of measurement uncertainties.

The importance of this international oversight to our customers is the assurance that our service documentation will be accepted worldwide, removing one of the barriers to trade that they may experience if using a non-ILAC traceable calibration service provider. To provide the widest range of services to our customers in our target markets, our ISO/IEC 17025:2005 accreditations extend across many technical disciplines, including working-level and reference-level capabilities. We believe our scope of accreditation to ISO/IEC 17025:2005 to be the broadest for the industries we serve.

Our scopes of accreditation can be found at http://www.transcat.com/calibration-services/commitment-to-excellence/lab-certificates.

Distribution Segment

Summary

Our customers use test and measurement instruments to ensure that their processes, and ultimately their end products, are within specification. Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial test and measurement instrumentation market, in those geographic areas where we predominately operate, has historically been serviced by broad-based national equipment distributors and niche or specialty-focused organizations such as Transcat. In recent years, internet-based distributors have become more prevalent. To more effectively compete with these new market entrants, we have developed a new website with enhanced e-commerce capabilities that launched in the third quarter of fiscal year 2015.

Most industrial customers find that maintaining an in-house inventory of back-up test and measurement instruments is cost prohibitive. As a result, the distribution of test and measurement instrumentation has traditionally been characterized by frequent, small-quantity orders combined with a need for rapid, reliable, and complete order fulfillment. The majority of the products we distribute are not consumables, but are purchased as replacements, upgrades, or for expansion of manufacturing and research and development facilities. As a result, we evaluate Distribution sales trends over a twelve-month period, as any individual month’s or quarter’s sales can be impacted by numerous factors, many of which are unpredictable and potentially non-recurring.

We believe that a customer chooses a distributor based on a number of different criteria, including the timely delivery and accuracy of orders, consistent product quality, the technical competence of the representative serving them, value-added services, as well as price. The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel, and products are typically obtained from one or more distributors. Our Master Catalog, supplemental mailings, website, e-newsletters, and other sales and marketing activities are designed to maintain a constant presence in front of our customers to ensure we receive the order when they are ready to purchase.

We provide our customers with value-added services including technical support, to ensure our customer receives the right product for their specific need through application knowledge and product compatibility, and the option to have calibration service performed on their new product purchases prior to shipment. We also offer online procurement, same day shipment of in-stock items, a variety of custom product offerings and training programs. Because of the breadth of our product and service offerings, we are often a “one-stop shop” for our customers who gain operational efficiency by dealing with just one distributor for most or all of their test and measurement instrumentation needs.

Our Distribution segment accounted for 58% of our total revenue in fiscal year 2015. Within the Distribution segment, our routine business is composed of customers who place orders to acquire new instrumentation or to upgrade or replace old instrumentation. Our average Distribution order is approximately $2,000. Items are regularly added to and deleted from our product offerings on the basis of customer demand, recommendations of suppliers, sales volumes and other factors.

Marketing and Sales

We market and sell to our customers through multiple sales channels consisting of direct marketing, our website and other web-based advertising, proactive outbound sales, and an inbound call center. Our outbound and inbound sales teams are staffed with technically trained personnel who are available to help guide product selection. Alternately, customers may purchase products through our website at transcat.com. Our website serves as a sales channel for our services and products, and provides product availability, detailed product information, search capability, demo videos and downloadable product specification sheets.

Through our annual Master Catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. The instruments typically range in price from $100 to over $25,000.

During fiscal year 2015, we circulated over 1.4 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials. We also disseminated approximately 3.0 million e-newsletters to our existing and prospective customers. Some of the key factors that determine the number of catalogs and other direct marketing materials sent to each customer include new product introductions, their market segments and the timing, frequency and monetary value of past purchases.

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

Competition

The distribution market for industrial test and measurement instrumentation is quite fragmented and highly competitive. Our competitors range from large national distributors and manufacturers that sell directly to customers to small local distributors. In addition, web-based distributors have become more prevalent in recent years and are increasing their market share. Key competitive factors typically include customer service and support, quality, turnaround time, inventory availability, brand recognition and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly trained technical sales specialists. In order to maintain this competitive advantage, technical training is an integral part of developing our sales staff.

To stay ahead of growing competition from web-based distributors and the general trend of increased use of e-commerce, we launched a significantly redesigned website during fiscal year 2015. Improvements made to our website are focused around enhancing customer experience through ease of use, better browsing and search functions, increased content capabilities and recommendations for complementary products and services. Additionally, our new website platform allows us greater flexibility and scalability and enhances our ability to react quickly to changes in the marketplace.

Suppliers and Purchasing

We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 450 suppliers of brand name and private-labeled equipment. In fiscal year 2015, our top 10 vendors accounted for approximately 63% of our aggregate Distribution business. Approximately one-third of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we serve.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers whose individual purchases vary in size. We can usually ship to our customers our top selling products the same day they are ordered.

Vendor Rebates

We have agreements with certain product vendors that allow for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter.

Operations

Our distribution operations primarily take place within an approximate 37,250 square-foot facility in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon. The Rochester location also serves as our corporate headquarters; houses our customer service, sales and administrative functions; and is a Calibration Service Center. The Portland location also is a Calibration Service Center. In fiscal year 2015, we shipped approximately 35,000 product orders, in the aggregate, from both locations. In addition, we have two warehouse facilities in Wisconsin that fulfill orders for scales.

Distribution

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

Backlog

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment.

The following graph shows the quarter-end trend of pending product shipments and backorders for fiscal years 2013 through 2015:

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

Customers may place orders via:

●	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
●	Fax at 1-800-395-0543;
●	Telephone at 1-800-828-1470;
●	Email at sales@transcat.com; or
●	Online at transcat.com.

INFORMATION REGARDING EXPORT SALES

In fiscal years 2013 through 2015, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those sales in fiscal year 2015, approximately 20% were denominated in U.S. dollars and the remaining 80% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

INFORMATION SYSTEMS

We utilize a turnkey enterprise software solution from Infor, Inc. called Application Plus to manage our business and operations segments. This software includes a suite of fully integrated modules to manage our business functions, including customer service, warehouse management, inventory management, financial management, customer relations management and business intelligence. This solution is a fully mature business package and has been subject to more than 20 years of refinement. We utilize customer relationship management (“CRM”) software offered by SalesForce. com, Inc., which is strategically partnered with Infor, Inc., allowing us to fully integrate the CRM software with our Infor enterprise software.

We also utilize CalTrak®, our proprietary document and asset management system, to manage documentation, workflow and customers’ assets within and amongst our calibration service centers. In addition to functioning as an internal documentation, workflow, and asset management system, CalTrak®, through CalTrak® Online and C3, provides customers with web-based calibration cycle management service and access to documentation relating to services completed by Transcat.

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

EMPLOYEES

At the end of fiscal year 2015, we had 443 employees, including 16 part-time employees, compared with 407 employees, including 6 part-time employees, at the end of fiscal year 2014.

MANAGEMENT TEAM

The following table presents certain information regarding our management team, including our executive officers and certain key employees as of March 28, 2015:

Name	Age	Position
Lee D. Rudow	50	President and Chief Executive Officer
John J. Zimmer	56	Senior Vice President of Finance and Chief Financial Officer
Michael P. Craig	61	Vice President of Human Resources
Michael W. West	44	Vice President of Marketing
Rainer Stellrecht	64	Vice President of Laboratory Operations
Jay F. Woychick	58	Vice President of Inside Sales
Scott D. Sutter	44	Vice President of Sales
Robert A. Flack	45	Vice President of Business Development
Derek C. Hurlburt	46	Corporate Controller

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

Our future success may be affected by future indebtedness. Under our revolving credit facility, as of March 28, 2015, we owed $12.2 million to our secured creditor. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

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

We expect that our quarterly results of operations will fluctuate. Such fluctuation could cause our stock price to decline. A large portion of our expenses for our Service segment, including expenses for facilities, equipment and personnel are relatively fixed. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our operating expenses in any particular quarter. Our quarterly revenues and operating results have fluctuated in the past and are likely to do so in the future. Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to industrial operating cycles. Fluctuations in industrial demand for products we sell and services we provide could cause our revenues and operating results to fluctuate. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price may decline.

Our stock price may be volatile. The stock market, from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. As our stock may be affected by market volatility, and by our own performance, the following factors, among others, may have a significant effect on the market price of our common stock:

●	Developments in our relationships with current or future manufacturers of products we distribute;
●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Litigation or governmental proceedings or announcements involving us or our industry;
●	Economic and other external factors, such as disasters or other crises;
●	Sales of our common stock or other securities in the open market;
●	Repurchases of our common stock on the open market or in privately-negotiated transactions;
●	Period-to-period fluctuations in our operating results; and
●	Our ability to satisfy our debt obligations.

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

Any impairment of goodwill or other intangible assets could negatively impact our results of operations. Our goodwill and other intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or other intangible assets as of March 28, 2015.

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

The industries in which we compete are highly competitive, and we may not be able to compete successfully. Within our Service segment, we provide calibration services and compete in an industry that is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations to non-accredited, sole proprietors, resulting in a tremendous range of service levels and capabilities. Also, within our Service segment, we provide compliance services and compete in an industry that is composed of both small local and regional service providers and large multi-national companies who are also OEMs. Within our Service segment, some of our larger competitors may have broader service capabilities and may have greater name recognition than us. Some manufacturers of the products we sell may also offer calibration and compliance services for their products.

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

Our Service segment has a high concentration of customers in the life science and other FDA-regulated and industrial manufacturing industries. Most of our Service segment customers operate in the life science and other FDA-regulated or industrial manufacturing industries. This concentration of our customer base affects our overall risk profile, since a significant portion of our customers will be similarly affected by changes in economic, political, regulatory, and other industry conditions. We anticipate that our Service segment will continue to grow and comprise a greater percentage of our total revenue, which will increase our exposure to fluctuations in the life science and other FDA-regulated or industrial manufacturing industries. An abrupt or unforeseen change in conditions in these industries could adversely affect customer demand for our services, which could have a material adverse effect on our financial results.

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

If we fail to adapt our technology to meet customer needs and preferences, the demand for our products and services may diminish. Our future success will depend on our ability to develop services and solutions that keep pace with technological change, evolving industry standards and changing customer preferences in the markets we serve. We cannot be sure that we will be successful in adapting existing or developing new technology or services in a timely or cost-effective manner or that the solutions we do develop will be successful in the marketplace. Our failure to keep pace with changes in technology, industry standards and customer preferences in the markets we serve could diminish our ability to retain and attract customers and our competitive position, which could adversely impact our business and results of operations.

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar. During fiscal years 2015 and 2014, less than 10% of our total revenues were denominated in Canadian dollars.

Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar impacts our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal years 2015 and 2014, the value of the U.S. dollar relative to one Canadian dollar ranged from 1.06 to 1.28 and from 1.00 to 1.12, respectively.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that our earnings would be adversely affected by changes in currency exchange rates. However, this strategy does not eliminate our exposure. If there is a significant or prolonged downturn in the Canadian dollar, it could have an adverse impact on our business and financial condition.

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

Our revenue depends on retaining capable sales personnel and highly skilled service technicians as well as maintaining existing relationships with key customers, key vendors and manufacturers of the products that we distribute. Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel and skilled service technicians as well as key customers, vendors and manufacturers who appreciate the value of our services. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business and results of operations may be adversely affected.

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

Tax legislation initiatives could adversely affect the Company’s net earnings and tax liabilities. We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be enacted that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

As a “smaller reporting company,” we are not required to comply with the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, which may cause investors to have less confidence in our internal control over financial reporting. The auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act provides that a public company’s independent auditor must attest to and report on management’s internal control over financial reporting. Because we qualify as a “smaller reporting company” under the applicable SEC regulation, we are not required to comply with the auditor attestation requirement. The lack of an auditor attestation concerning management’s internal control over financial reporting may cause investors to have less confidence in our internal control over financial reporting and increases the risk that any material weakness or other deficiencies in our internal controls will not be detected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The following table presents our leased properties as of March 28, 2015:

		Approximate
		Square
Property	Location	Footage
Corporate Headquarters, Distribution Center and Calibration Service Center	Rochester, NY	37,250
Calibration Service Center	Anaheim, CA	12,000
Calibration Service Center	Boston, MA	4,000
Calibration Service Center	Burlington, ON	14,152
Calibration Service Center	Charlotte, NC	4,860
Calibration Service Center	Cherry Hill, NJ	10,800
Calibration Service Center	Dayton, OH	9,000
Calibration Service Center	Denver, CO	19,441
Calibration Service Center	Ft. Wayne, IN	3,600
Calibration Service Center	Houston, TX	10,333
Calibration Service Center (1)	Lincoln, MT	5,406
Calibration Service Center	Montreal, QC	10,668
Calibration Service Center	Nashville, TN	6,000
Calibration Service Center	Ottawa, ON	3,990
Calibration Service Center	Tempe, AZ	4,169
Calibration Service Center and Distribution Center	Portland, OR	12,600
Calibration Service Center	San Juan, PR	1,560
Calibration Service Center	St. Louis, MO	4,400
United Scale & Engineering:
Service Center	Green Bay, WI	3,320
Service Center and Warehouse	Madison, WI	6,000
Service Center and Warehouse	Milwaukee, WI	16,000

____________________

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

Our common stock is traded on The NASDAQ Global Market under the symbol “TRNS.” As of June 22, 2015, we had approximately 491 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on The NASDAQ Global Market for each quarterly period in fiscal years 2015 and 2014:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2015:
High	$10.33	$10.79	$10.55	$10.22
Low	$8.96	$8.71	$8.63	$9.10

Fiscal Year 2014:
High	$7.60	$8.81	$8.96	$9.85
Low	$5.73	$6.41	$7.48	$7.65

DIVIDENDS

Our credit agreement, as amended, limits our ability to pay cash dividends to $3.0 million in any fiscal year. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2015 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	For the Fiscal Years Ended
	March 28,	March 29,	March 30,	March 31,	March 26,
	2015	2014	2013	2012	2011
Statements of Income Data:
Total Revenue	$123,624	$118,508	$112,296	$110,020	$91,186
Total Cost of Revenue	94,537	88,718	84,892	82,896	67,888
Gross Profit	29,087	29,790	27,404	27,124	23,298
Operating Expenses	22,319	23,085	21,458	21,696	18,711
Operating Income	6,768	6,705	5,946	5,428	4,587
Interest and Other Expense, net	345	259	228	182	105
Income Before Income Taxes	6,423	6,446	5,718	5,246	4,482
Provision for Income Taxes	2,397	2,462	2,014	1,944	1,694
Net Income	$4,026	$3,984	$3,704	$3,302	$2,788

Share Data:
Basic Earnings Per Share	$0.59	$0.56	$0.50	$0.45	$0.38
Basic Average Shares Outstanding	6,798	7,080	7,404	7,309	7,290
Diluted Earnings Per Share	$0.57	$0.54	$0.49	$0.43	$0.37
Diluted Average Shares Outstanding	7,059	7,357	7,592	7,651	7,521
Closing Price Per Share	$9.59	$9.28	$6.36	$13.11	$8.00

	As of or for the Fiscal Years Ended
	March 28,	March 29,	March 30,	March 31,	March 26,
	2015	2014	2013	2012	2011
Balance Sheets and Working Capital Data:
Inventory, net	$6,750	$6,181	$6,803	$6,396	$7,571
Property and Equipment, net	9,397	7,089	6,885	5,306	5,253
Goodwill and Intangible Assets, net	24,477	20,035	21,283	15,839	13,648
Total Assets	62,149	53,874	55,047	44,977	41,360
Depreciation and Amortization	3,090	2,945	2,702	2,896	2,293
Capital Expenditures	3,500	1,961	2,657	1,391	1,647
Long-Term Debt	12,168	7,593	8,017	3,365	5,253
Shareholders’ Equity	34,318	30,083	31,650	27,378	23,329

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operational Overview

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

In our Distribution segment, our Master Catalog is widely recognized by both OEMs and customers as the ultimate source for test and measurement instruments. Additionally, because we specialize in professional grade handheld test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value-added technical assistance to our customers to aid them in determining what product best meets their particular application requirements.

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

We evaluate our performance in both of our business segments against a trailing twelve-month trend, and not by analyzing any single quarter.

Financial Overview

In evaluating our results for fiscal year 2015, the following factor should be taken into account:

●	Fiscal year 2015 operating results included those of Ulrich and Apex from their dates of acquisition on August 31, 2014 and March 6, 2015, respectively.

Total revenue for fiscal year 2015 was $123.6 million, a 4.3% increase compared with total revenue of $118.5 million for fiscal year 2014. Service revenue increased 7.5% to $51.8 million, or 41.9% of total revenue, in fiscal year 2015. Of our Service revenue in fiscal year 2015, 82.2% was generated by our Calibration Service Centers while 15.8% was generated through subcontracted third party vendors, compared with 83.0.% and 14.9%, respectively, in fiscal year 2014. The balance of Service revenue was associated with other charges.

Distribution sales increased 2.1% to $71.8 million, or 58.1% of total revenue, in fiscal year 2015. Sales to domestic customers comprised 90.8% of total Distribution sales in fiscal year 2015, while 6.0% were to Canadian customers and 3.2% were to customers in other international markets.

Gross margin for fiscal year 2015 was 23.5%, a 160 basis point decrease compared with gross margin of 25.1% in fiscal year 2014. Service gross margin increased to 27.2% in fiscal year 2015 compared with 26.6% in fiscal year 2014, while Distribution gross margin decreased to 20.9% in fiscal year 2015 compared with 24.1% in fiscal year 2014.

Operating expenses were $22.3 million, or 18.0% of total revenue, in fiscal year 2015 compared with $23.1 million, or 19.0% of total revenue, in fiscal year 2014. Operating income was $6.8 million in fiscal year 2015 compared with $6.7 million in fiscal year 2014.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is a summary of our most critical accounting policies. See Note 1 to our Consolidated Financial Statements for a complete discussion of the significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

Use of Estimates

The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and the valuation of assets acquired and liabilities assumed in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectability of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenues and/or the historical rate of returns.

Inventory

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

Property and Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 – 20
Rental Equipment	8
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 10
Buildings	39

Property and equipment determined to have no value are written off at their then remaining net book value. We capitalize certain costs incurred in the procurement and development of computer software used for internal purposes. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 to our Consolidated Financial Statements for further information.

Business Acquisitions

We apply the acquisition method of accounting for business acquisitions. Under the acquisition method, the underlying tangible and intangible assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. We use a valuation hierarchy to determine the fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are recorded as incurred in our Consolidated Statement of Income.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business. Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. We estimate the fair value of our reporting units using the fair market value measurement requirement.

We test goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. We have determined that no impairment was indicated as of March 28, 2015 and March 29, 2014.

Catalog Costs

We capitalize the cost of each Master Catalog mailed and amortize the cost over the respective catalog’s estimated productive life. We review response results from catalog mailings on a continuous basis; and if warranted, modify the period over which costs are recognized. We amortize the cost of each Master Catalog over an eighteen-month period and amortize the cost of each catalog supplement over a three-month period.

Vendor Rebates

We have agreements with certain product vendors that allow for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter.

Deferred Taxes

We account for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred taxes are provided in recognition of these temporary differences. If necessary, a valuation allowance on deferred tax assets is provided for items for which it is more likely than not that the benefit of such items will not be realized based on an assessment of both positive and negative evidence. See “Taxes” below and Note 4 to our Consolidated Financial Statements for further details.

Stock-Based Compensation

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

We grant performance-based restricted stock units as a primary component of executive compensation. The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for these performance-based restricted stock units will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

Stock options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

See Note 6 to our Consolidated Financial Statements for further disclosure regarding our stock-based compensation.

Revenue Recognition

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

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements.

Reclassification of Amounts

Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year. In addition, certain reclassifications of financial information for prior fiscal quarters have been made to conform to the presentation for the current fiscal quarters.

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2015 and 2014, the components of our Consolidated Statements of Income.

	FY 2015	FY 2014
Gross Profit Percentage:
Service Gross Profit	27.2%	26.6%
Distribution Gross Profit	20.9%	24.1%
Total Gross Profit	23.5%	25.1%

As a Percentage of Total Revenue:
Service Revenue	41.9%	40.7%
Distribution Sales	58.1%	59.3%
Total Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.2%	11.8%
Administrative Expenses	6.8%	7.6%
Total Operating Expenses	18.0%	19.4%

Operating Income	5.5%	5.7%

Interest and Other Expense, net	0.3%	0.2%

Income Before Income Taxes	5.2%	5.5%
Provision for Income Taxes	1.9%	2.1%
Net Income	3.3%	3.4%

Fiscal Year Ended March 28, 2015 Compared to Fiscal Year Ended March 29, 2014 (dollars in thousands):

Revenue:

	For the Years Ended
	March 28,	March 29,	Change
	2015	2014	$	%
Revenue:
Service	$51,801	$48,184	$3,617	7.5%
Distribution	71,823	70,324	1,499	2.1%
Total	$123,624	$118,508	$5,116	4.3%

Total revenue increased $5.1 million, or 4.3%, from fiscal year 2014 to fiscal year 2015.

Service revenue, which accounted for 41.9% and 40.7% of our total revenue in fiscal years 2015 and 2014, respectively, increased 7.5% from fiscal year 2014 to fiscal year 2015. This increase was the result of business acquisitions and organic growth. Organic revenue growth was experienced across various key industries that we serve and was driven by retention of existing customers as well as the expansion of our customer base through business development activities.

Our fiscal years 2015 and 2014 Service revenue growth in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2015				FY 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	7.5%	9.4%	9.8%	3.4%	10.3%	16.5%	16.6%	34.4%

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The following table presents Service revenue for the trailing twelve months for each quarter in fiscal years 2015 and 2014:

	FY 2015				FY 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue for Trailing
Twelve Months	$51,801	$50,793	$49,706	$48,583	$48,184	$46,926	$45,294	$43,662

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, over the long-term, we expect to outsource 15% to 20% of Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2015 and 2014:

	FY 2015				FY 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	82.8%	81.8%	81.6%	82.8%	83.4%	82.7%	81.9%	83.7%
Outsourced	15.4%	16.4%	16.5%	15.1%	14.5%	15.3%	15.9%	14.2%
Freight Billed to Customers	1.8%	1.8%	1.9%	2.1%	2.1%	2.0%	2.2%	2.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 58.1% and 59.3% of our total revenue in fiscal years 2015 and 2014, respectively. Year-over-year, Distribution sales increased $1.5 million, or 2.1%. Our fiscal years 2015 and 2014 Distribution sales growth (decline) in relation to prior fiscal year quarter comparisons were as follows:

	FY 2015				FY 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	2.1%	(2.9%)	6.4%	0.1%	(10.3%)	(2.3%)	2.7%	3.7%

Distribution sales per business day increased to $287 in fiscal year 2015, compared with $280 in fiscal year 2014. Our Distribution sales per business day for each fiscal quarter during the fiscal years 2015 and 2014 are as follows:

	FY 2015				FY 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$284	$302	$299	$265	$265	$311	$281	$265

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments increased $0.8 million, or 31.0%, at the end of fiscal year 2015 compared to the end of fiscal year 2014. Increased backorders were the primary driver of this year-over-year increase. Variations in pending product shipments can be impacted by several factors, including the timing product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2015 and 2014 and our historical trend of total pending product shipments:

	FY 2015				FY 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,215	$3,838	$3,383	$2,860	$2,455	$2,861	$3,438	$3,433
% of Pending Product Shipments
that are Backorders	73.9%	73.9%	69.0%	64.1%	69.1%	71.2%	63.8%	68.7%

Gross Profit:

	For the Years Ended
	March 28,	March 29,	Change
	2015	2014	$	%
Gross Profit:
Service	$14,103	$12,825	$1,278	10.0%
Distribution	14,984	16,965	(1,981)	(11.7%)
Total	$29,087	$29,790	$(703)	(2.4%)

Total gross profit in fiscal year 2015 declined by $0.7 million, or 2.4%, from fiscal year 2014. As a percentage of total revenue, total gross margin declined 160 basis points over the same time period.

Service gross profit increased $1.3 million, or 10.0%, from fiscal year 2014 to fiscal year 2015. Service gross margin increased 60 basis points from fiscal year 2014 to fiscal year 2015, reflecting the combined impact of increased revenue and this segment’s relatively fixed cost structure. Our annual and quarterly Service gross margins are a function of several factors. Our organic Service revenue growth provides incremental gross margin growth by leveraging the relatively fixed cost structure of this segment. Service revenue growth from our recent business acquisitions, while providing a base for future organic revenue growth, may moderate or reduce our gross margins as we acquire additional fixed costs. The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2015				FY 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	33.2%	24.5%	26.0%	24.2%	31.4%	23.4%	23.6%	27.2%

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

Total Distribution gross margin in fiscal year 2015 was 20.9%, a 320 basis point decline when compared with fiscal year 2014. Distribution gross profit decreased $2.0 million in fiscal year 2015 compared to fiscal year 2014. This decrease resulted from a year-over-year reduction in vendor rebates along with increased price discounts extended to customers. The following table presents the quarterly historical trend of our Distribution gross profit as a percent of Distribution sales:

	FY 2015				FY 2014
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	19.2%	19.6%	19.8%	19.5%	20.4%	19.7%	20.2%	20.5%
Total Distribution Gross Margin (2)	26.3%	21.2%	19.7%	22.0%	25.9%	23.4%	23.6%	23.7%
____________________

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	For the Years Ended
	March 28,	March 29,	Change
	2015	2014	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$13,913	$14,039	$(126)	(0.9%	)
Administrative	8,406	9,046	(640)	(7.1%	)
Total	$22,319	$23,085	$(766)	(3.3%	)

Operating expenses decreased $0.8 million, or 3.3%, from fiscal year 2014 to fiscal year 2015. As a percentage of total revenue, operating expenses decreased from 19.4% in fiscal year 2014 to 18.0% in fiscal year 2015, reflecting reduced performance-based compensation.

Taxes:

	For the Years Ended
	March 28,	March 29,	Change
	2015	2014	$	%
Provision for Income Taxes	$2,397	$2,462	$(65)	(2.6%)

Our effective tax rates for fiscal years 2015 and 2014 were 37.3% and 38.2%, respectively. The decrease largely reflects a change in the mix of taxable income between the U.S. and Canada.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended (the “Credit Agreement”), which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions to $15.0 million per fiscal year.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters.

As of March 28, 2015, $28.2 million was available under the Revolving Credit Facility, of which $12.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. During fiscal year 2015, we borrowed $7.3 million for business acquisitions.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements throughout fiscal year 2015.

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows

The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 28,	March 29,
	2015	2014
Cash Provided by (Used in):
Operating Activities	$4,439	$7,612
Investing Activities	(10,728)	(1,712)
Financing Activities	4,987	(6,588)

Operating Activities

Cash provided by operating activities for fiscal year 2015 was $4.4 million compared to $7.6 million in fiscal year 2014. Significant working capital fluctuations were as follows:

●	Receivables: The following table illustrates our days sales outstanding as of March 28, 2015 and March 29, 2014:

	March 28,	March 29,
	2015	2014
Net Sales, for the last two fiscal months	$24,335	$22,831
Accounts Receivable, net	$16,899	$15,663
Days Sales Outstanding	42	41

●	Inventory/Accounts Payable: Our inventory balance at March 28, 2015 was $6.8 million, an increase of $0.6 million when compared to $6.2 million on-hand at March 29, 2014. Our inventory strategy includes making appropriate larger quantity, high dollar purchases from key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels from quarter-to-quarter will vary based on the timing of these larger orders in relation to the quarter-end. In general, our accounts payable balance increases or decreases as a result of timing of vendor payments for inventory receipts. However, this correlation may vary at a quarter-end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of Distribution sales.

●	Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During fiscal year 2015, $2.4 million was used for non-equity performance-based compensation payments compared with $0.5 million used in fiscal year 2014.

Investing Activities

During fiscal year 2015, we invested $7.3 million in business acquisitions and $3.5 million in capital expenditures. Net cash used for investing activities during fiscal year 2014 consisted of $2.0 million for capital expenditures, offset by $0.2 million of proceeds from the sale of property and equipment. The capital expenditures in both fiscal periods were primarily for additional Service segment capabilities and information technology improvements, including our new state-of-the-art C3 software.

Financing Activities

During fiscal year 2015, financing activities provided approximately $5.0 million of net cash, primarily from our Revolving Credit Facility, which was used, in part, to pay for business acquisitions. During fiscal year 2014, we used $6.6 million for financing activities, including $6.5 million to repurchase shares of common stock.

Contractual Obligations and Commercial Commitments

The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements (in millions):

	Payments Due By Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Line of Credit (1)	$—	$12.2	$—	$—	$12.2
Operating Leases	1.8	2.9	1.5	0.2	6.4
Total Contractual Cash Obligations	$1.8	$15.1	$1.5	$0.2	$18.6
____________________

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes the interest portion of our debt obligation.

OUTLOOK

In early fiscal year 2016 and in recent previous fiscal years, we have made considerable changes and investments in our senior management team. While these changes may result in short-term increases in administrative expenses, they reflect our long-term strategic direction, and we expect them to contribute to sustained growth in future fiscal years. In addition, during fiscal year 2015, we launched our new C3 software and rolled out our now robust and user-friendly e-commerce-focused website. These recent management and technology investments represent significant milestones in aligning our resources to deliver improved long-term performance, and we believe they enhance our industry leading value proposition, reinforce our competitive advantage, and will drive new business in fiscal year 2016 and over the long term.

As we enter fiscal year 2016, we are confident in our direction and are continuing to invest for future growth and market share gains. While we will continue to experience some quarter-over-quarter fluctuations, we expect to achieve consolidated operating income growth in the mid-teens in fiscal year 2016.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant. As of March 28, 2015, $28.2 million was available under our Revolving Credit Facility, of which $12.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We borrow from our Revolving Credit Facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of March 28, 2015, the one-month LIBOR was 0.2%. Our interest rate for fiscal year 2015 ranged from 1.1% to 2.2%. On March 28, 2015, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our total revenues for fiscal years 2015 and 2014 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore, the net change in the fair value of the contracts, which totaled a gain of $0.9 million in fiscal year 2015 and a gain of $0.4 in fiscal year 2014, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 28, 2015, we had a foreign exchange contract, which matured in April 2015, outstanding in the notional amount of $6.1 million. We do not use hedging arrangements for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (“the Company”) as of March 28, 2015 and March 29, 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries as of March 28, 2015 and March 29, 2014, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Freed Maxick CPAs, P.C.
Freed Maxick CPAs, P.C.
Buffalo, New York
June 25, 2015

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 28, 2015	March 29, 2014
Service Revenue	$51,801	$48,184
Distribution Sales	71,823	70,324
Total Revenue	123,624	118,508

Cost of Services Sold	37,698	35,359
Cost of Distribution Sales	56,839	53,359
Total Cost of Revenue	94,537	88,718

Gross Profit	29,087	29,790

Selling, Marketing and Warehouse Expenses	13,913	14,039
Administrative Expenses	8,406	9,046
Total Operating Expenses	22,319	23,085

Operating Income	6,768	6,705

Interest and Other Expense, net	345	259

Income Before Income Taxes	6,423	6,446
Provision for Income Taxes	2,397	2,462

Net Income	$4,026	$3,984

Basic Earnings Per Share	$0.59	$0.56
Average Shares Outstanding	6,798	7,080

Diluted Earnings Per Share	$0.57	$0.54
Average Shares Outstanding	7,059	7,357

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Years Ended
	March 28, 2015	March 29, 2014
Net Income	$4,026	$3,984

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(652)	(6)
Unrecognized Prior Service Cost, net of tax (benefit) of $29 and $(40) for the years ended March 28, 2015 and March 29, 2014, respectively	(46)	64
Unrealized (Loss) Gain on Other Asset, net of tax (benefit) of $8 and $(18) for the years ended March 28, 2015 and March 29, 2014, respectively	(12)	28
Total Other Comprehensive (Loss) Income	(710)	86
Comprehensive Income	$3,316	$4,070

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 28, 2015	March 29, 2014
ASSETS
Current Assets:
Cash	$65	$23
Accounts Receivable, less allowance for doubtful accounts of $111 and $82 as of March 28, 2015 and March 29, 2014, respectively	16,899	15,663
Other Receivables	1,171	1,088
Inventory, net	6,750	6,181
Prepaid Expenses and Other Current Assets	1,209	1,180
Deferred Tax Assets	1,048	1,396
Total Current Assets	27,142	25,531
Property and Equipment, net	9,397	7,089
Goodwill	20,923	17,384
Intangible Assets, net	3,554	2,651
Other Assets	1,133	1,219
Total Assets	$62,149	$53,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$7,695	$7,132
Accrued Compensation and Other Liabilities	4,195	5,690
Income Taxes Payable	43	1,035
Total Current Liabilities	11,933	13,857
Long-Term Debt	12,168	7,593
Deferred Tax Liabilities	1,684	607
Other Liabilities	2,046	1,734
Total Liabilities	27,831	23,791

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,835,828 and 6,716,350 shares issued and outstanding as of March 28, 2015 and March 29, 2014, respectively	3,418	3,358
Capital in Excess of Par Value	12,289	11,387
Accumulated Other Comprehensive (Loss) Income	(143)	567
Retained Earnings	18,754	14,771
Total Shareholders’ Equity	34,318	30,083
Total Liabilities and Shareholders’ Equity	$62,149	$53,874

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 28, 2015	March 29, 2014
Cash Flows from Operating Activities:
Net Income	$4,026	$3,984
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Loss (Gain) on Disposal of Property and Equipment	3	(34)
Deferred Income Taxes	779	(310)
Depreciation and Amortization	3,090	2,945
Provision for Accounts Receivable and Inventory Reserves	128	1
Stock-Based Compensation Expense	507	527
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(1,218)	(424)
Inventory	(593)	681
Prepaid Expenses and Other Assets	(343)	(623)
Accounts Payable	464	(1,751)
Accrued Compensation and Other Liabilities	(1,502)	2,047
Income Taxes Payable	(902)	569
Net Cash Provided by Operating Activities	4,439	7,612

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(3,500)	(1,961)
Proceeds from Sale of Property and Equipment	51	249
Business Acquisitions, net of cash acquired	(7,279)	—
Net Cash Used in Investing Activities	(10,728)	(1,712)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	4,575	(424)
Issuance of Common Stock	466	317
Repurchase of Common Stock	(71)	(6,482)
Excess Tax Benefits Related to Stock-Based Compensation	17	1
Net Cash Provided by (Used in) Financing Activities	4,987	(6,588)

Effect of Exchange Rate Changes on Cash	1,344	305

Net Increase (Decrease) in Cash	42	(383)
Cash at Beginning of Fiscal Year	23	406
Cash at End of Fiscal Year	$65	$23

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$232	$121
Income Taxes, net	$2,433	$2,189

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 30, 2013	7,424	$3,712	$10,616	$481	$16,841	$31,650
Issuance of Common Stock	72	36	281	—	—	317
Repurchase of Common Stock	(810)	(405)	(23)	—	(6,054)	(6,482)
Stock-Based Compensation	30	15	512	—	—	527
Tax Benefit from Stock- Based Compensation	—	—	1	—	—	1
Other Comprehensive Income	—	—	—	86	—	86
Net Income	—	—	—	—	3,984	3,984

Balance as of March 29, 2014	6,716	3,358	11,387	567	14,771	30,083
Issuance of Common Stock	78	39	427	—	—	466
Repurchase of Common Stock	(8)	(4)	(24)	—	(43)	(71)
Stock-Based Compensation	50	25	482	—	—	507
Tax Benefit from Stock- Based Compensation	—	—	17	—	—	17
Other Comprehensive Loss	—	—	—	(710)	—	(710)
Net Income	—	—	—	—	4,026	4,026

Balance as of March 28, 2015	6,836	$3,418	$12,289	$(143)	$18,754	$34,318

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)

NOTE 1 – GENERAL

Description of Business

Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and compliance services and distributor of professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly life science, which includes companies in the pharmaceutical, medical device and biotechnology industries. Additional industries served include industrial manufacturing, energy and utilities, chemical manufacturing and other industries that require accuracy in their processes and confirmation of the capabilities of their equipment.

Principles of Consolidation

The Consolidated Financial Statements of Transcat include the accounts of Transcat, Inc. and the Company’s wholly-owned subsidiaries, Transcat Canada Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC and Anacor Acquisition, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and the valuation of assets acquired and liabilities assumed in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year

Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 28, 2015 (“fiscal year 2015”) and March 29, 2014 (“fiscal year 2014”) consisted of 52 weeks.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectability of accounts receivable. Transcat applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenue and/or the historical rate of returns.

Inventory

Inventory consists of products purchased for resale and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. At March 28, 2015 and March 29, 2014, the Company had reserves for inventory losses totaling $0.4 million.

Property and Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 – 20
Rental Equipment	8
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 10
Buildings	39

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

Business Acquisitions

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the underlying tangible and intangible assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described in Fair Value of Financial Instruments, to determine the fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are recorded as incurred in the Consolidated Statement of Income.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business. Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. The Company estimates the fair value of its reporting units using the fair market value measurement requirement.

The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company determined that no impairment was indicated as of March 28, 2015 and March 29, 2014. A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 30, 2013	$8,031	$9,561	$17,592	$485	$3,206	$3,691
Amortization	—	—	—	(167)	(743)	(910)
Currency Translation Adjustment	—	(208)	(208)	—	(130)	(130)
Net Book Value as of March 29, 2014	8,031	9,353	17,384	318	2,333	2,651
Additions (see Note 9)	—	4,392	4,392	—	2,293	2,293
Amortization	—	—	—	(115)	(877)	(992)
Currency Translation Adjustment	—	(853)	(853)	—	(398)	(398)
Net Book Value as of March 28, 2015	$8,031	$12,892	$20,923	$203	$3,351	$3,554

The intangible assets are being amortized on an accelerated basis over their estimated useful life of up to 10 years. Amortization expense relating to intangible assets is expected to be $1.0 million in the fiscal year ending March 26, 2016 (“fiscal year 2016”), $0.8 million in fiscal year 2017, $0.6 million in fiscal year 2018, $0.4 million in fiscal year 2019 and $0.3 million in fiscal year 2020.

Catalog Costs

Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.2 million as of March 28, 2015 and $0.3 million as of March 29, 2014.

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

Fair Value of Financial Instruments

Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At March 28, 2015 and March 29, 2014, investment assets totaled $0.9 million and $0.8 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation

The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During each of the fiscal years 2015 and 2014, the Company recorded non-cash stock-based compensation cost in the amount of $0.5 million in the Consolidated Statements of Income.

The estimated fair value of options granted in fiscal years 2015 and 2014 were calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of $1.41 and $4.05 per share, respectively.

The following are the weighted average assumptions used in the Black-Scholes model:

	FY 2015	FY 2014
Expected term	2 years	6 years
Annualized volatility rate	29.7%	57.6%
Risk-free rate of return	0.4%	1.6%
Dividend rate	0.0%	0.0%

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

Revenue Recognition

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

Vendor Rebates

Vendor rebates are generally based on specified cumulative level of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $0.3 million and $2.1 million in fiscal years 2015 and 2014, respectively.

Cooperative Advertising Income

Transcat records cash consideration received from a vendor for advertising as a reduction of cost of distribution sales as the related inventory is sold. The Company recorded consideration in the amount of $2.2 million and $1.9 million in fiscal years 2015 and 2014, respectively.

Advertising Costs

Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $1.6 million and $1.3 million in fiscal years 2015 and 2014, respectively.

Shipping and Handling Costs

Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $1.8 million in each of the fiscal years 2015 and 2014. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were $0.9 million in fiscal year 2015 and $0.8 million in fiscal year 2014.

Foreign Currency Translation and Transactions

The accounts of Transcat Canada Inc. are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive income (loss) component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was $0.1 million for fiscal years 2015 and 2014. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore, the net change in the fair value of the contracts, which totaled a gain of $0.9 million in fiscal year 2015 and a gain of $0.4 million in fiscal year 2014, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 28, 2015, the Company had a foreign exchange contract, which matured in April 2015, outstanding in the notional amount of $6.1 million. The Company does not use hedging arrangements for speculative purposes.

Comprehensive Income

Other comprehensive income is composed of net income, currency translation adjustments, unrecognized prior service costs, net of tax and unrealized gains or losses on other assets, net of tax. At March 28, 2015, accumulated other comprehensive income consisted of cumulative currency translation losses of less than $0.1 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million. At March 29, 2014, accumulated other comprehensive income consisted of cumulative currency translation gains of $0.6 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of $0.1 million.

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

For each of the fiscal years 2015 and 2014, the net additional common stock equivalents had a $.02 per share effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 28,	March 29,
	2015	2014
Average Shares Outstanding – Basic	6,798	7,080
Effect of Dilutive Common Stock Equivalents	261	277
Average Shares Outstanding – Diluted	7,059	7,357
Anti-dilutive Common Stock Equivalents	10	10

Shareholders’ Equity

During fiscal year 2014, the Company repurchased and subsequently retired 0.8 million shares of its common stock, including 0.7 million shares purchased from an unaffiliated shareholder in a privately-negotiated transaction for $5.6 million. During fiscal year 2015, shares repurchased and subsequently retired totaled less than 0.1 million.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Guidance provided in ASU 2014-09 indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. This new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company is currently evaluating the impact that adoption of this ASU will have on its Consolidated Financial Statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). ASU 2014-12 provides explicit guidance on the treatment of performance targets for share-based employee payments that can be achieved after the requisite service period. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. An entity may elect to apply ASU 2014-12 either prospectively to all share-based payments granted or modified after the effective date or retrospectively to all share-based payments with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to those issued or modified thereafter. The Company expects adoption of this ASU will have no material impact on its Consolidated Financial Statements.

In April 2015, the FASB issued ASU 2015-04, Compensation-Related Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. The ASU permits an entity with a fiscal year-end that does not coincide with a calendar month-end to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end. In the event a contribution or significant event (such as a plan amendment, settlement, or curtailment that calls for a remeasurement) occurs between an entity’s fiscal year-end and the calendar month-end, the entity should adjust the measurement of plan assets and obligations to reflect the effects of those events. However, an entity should not adjust the measurement of plan assets and obligations for events not caused by the entity (i.e., changes in market prices or interest rates). The ASU is effective for fiscal periods beginning after December 15, 2015, although earlier adoption is permitted. The Company elected early adoption and there was no material impact on the Consolidated Financial Statements.

Reclassification of Amounts

Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

Subsequent Event

On June 22, 2015, Transcat acquired substantially all of the assets of Calibration Technologies, Inc., a regional provider of analytical instrument services including qualification, validation, repair and installation, headquartered in Morris Plaines, New Jersey.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 28,	March 29,
	2015	2014
Machinery, Equipment and Software	$26,081	$23,033
Rental Equipment	585	193
Furniture and Fixtures	2,132	2,096
Leasehold Improvements	1,989	1,689
Buildings and Land	500	500
Total Property and Equipment	31,287	27,511
Less: Accumulated Depreciation and Amortization	(21,890)	(20,422)
Total Property and Equipment, net	$9,397	$7,089

Total depreciation and amortization expense relating to property and equipment amounted to $1.7 million in fiscal year 2015 and $1.5 million in fiscal year 2014.

NOTE 3 – DEBT

Description

Transcat, through its credit agreement, as amended (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility which allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of March 28, 2015, $28.2 million was available under the Revolving Credit Facility, of which $12.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Borrowings available under the Revolving Credit Facility for business acquisitions are limited to $15.0 million in any fiscal year. During fiscal year 2015, the Company borrowed $7.3 million for business acquisitions.

Interest and Other Costs

Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of March 28, 2015 was 0.2%. The Company’s interest rate for fiscal year 2015 ranged from 1.1% to 2.2%.

Covenants

The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout fiscal year 2015.

Other Terms

The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 – INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statements of Income is as follows:

	FY 2015	FY 2014
United States	$6,115	$6,642
Foreign	308	(196)
Total	$6,423	$6,446

The net provision for income taxes for fiscal years 2015 and 2014 is as follows:

	FY 2015	FY 2014
Current Tax Provision:
Federal	$1,200	$2,404
State	311	354
Foreign	107	13
	1,618	2,772
Deferred Tax (Benefit) Provision:
Federal	776	(248)
State	64	(10)
Foreign	(61)	(52)
	779	(310)
Provision for Income Taxes	$2,397	$2,462

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows:

	FY 2015	FY 2014
Federal Income Tax at Statutory Rate	$2,184	$2,192
State Income Taxes, net of Federal benefit	220	258
Other, net	(7)	12
Total	$2,397	$2,462

The components of the net deferred tax assets (liabilities) are as follows:

	March 28,	March 29,
	2015	2014
Deferred Tax Assets:
Accrued Liabilities	$384	$366
Performance-Based Grants	395	809
Inventory Reserves	143	130
Non-Qualified Deferred Compensation Plan	362	290
Postretirement Health Care Plans	385	339
Stock-Based Compensation	810	816
Net Operating Loss Carryforward	—	179
Other	263	255
Total Deferred Tax Assets	2,742	3,184
Deferred Tax Liabilities:
Goodwill and Intangible Assets	(1,754)	(1,334)
Depreciation	(1,544)	(971)
Other	(80)	(90)
Total Deferred Tax Liabilities	(3,378)	(2,395)
Net Deferred Tax (Liabilities) Assets	$(636)	$789

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for the fiscal years 2011 and prior, by state tax authorities for the fiscal years 2009 and prior, and by Canadian tax authorities for the fiscal years 2007 and prior. The Company is currently under examination by the Internal Revenue Service (the “IRS”) for the Company’s U.S. federal income tax return for the tax year ended March 30, 2013. To date, the IRS has not proposed any adjustments to the tax return under examination. There are no tax years currently under examination by state or Canadian tax authorities.

During fiscal years 2015 and 2014, there were no uncertain tax positions, and the Company expects no material uncertain tax positions within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2015 and 2014 or were accrued at March 28, 2015 and March 29, 2014.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were $0.5 million and $0.4 million in fiscal years 2015 and 2014, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the board of directors. The Company made no profit sharing contributions in fiscal years 2015 and 2014.

Non-Qualified Deferred Compensation Plan

The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2015 and 2014, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.9 million as of March 28, 2015 and $0.8 million as of March 29, 2014 and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Postretirement Health Care Plans

The Company has a defined benefit postretirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the postretirement benefit obligation is as follows:

	FY 2015	FY 2014
Postretirement benefit obligation, at beginning of fiscal year	$882	$887
Service cost	19	32
Interest cost	39	38
Benefits paid	(56)	(29)
Actuarial loss (gain)	117	(46)
Postretirement benefit obligation, at end of fiscal year	1,001	882
Fair value of plan assets, at end of fiscal year	—	—
Funded status, at end of fiscal year	$(1,001)	$(882)
Accumulated postretirement benefit obligation, at end of fiscal year	$1,001	$882

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2015	FY 2014
Net periodic postretirement benefit cost:
Service cost	$19	$32
Interest cost	39	38
Amortization of prior service cost	58	58
	116	128
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(58)	(58)
Net gain (loss)	133	(46)
	75	(104)
Total recognized in net periodic benefit cost and other comprehensive income	$191	$24
Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$229	$154

The prior service cost is amortized over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive gain into net periodic postretirement benefit cost during fiscal year 2016 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 28,	March 29,
	2015	2014
Weighted average discount rate	3.8%	4.5%
Medical care cost trend rate:
Trend rate assumed for next year	8.0%	8.0%
Ultimate trend rate	5.0%	5.0%
Year that rate reaches ultimate trend rate	2023	2022
Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%

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

Fiscal Year	Amount
2016	$44
2017	48
2018	40
2019	47
2020	56
Thereafter	766

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation and the annual net periodic postretirement benefit cost by $0.2 million. A one percentage point decrease in the healthcare cost trend would decrease the accumulated postretirement benefit obligation and the annual net periodic postretirement benefit cost by $0.1 million.

NOTE 6 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 28, 2015, the number of shares available for future grant under the 2003 Plan totaled 1.4 million.

Restricted Stock

The Company grants performance-based restricted stock units as a primary component of executive compensation. The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions.

The following table summarizes the performance-based restricted stock units vested and shares issued during fiscal years 2014 and 2015:

		Total	Grant Date
		Number	Fair	Target	Number of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2010	April 2010 - March 2013	37	$7.00	75%	28	May 2013
April 2011	April 2011 - March 2014	37	$8.44	114%	42	May 2014

The following table summarizes the non-vested performance-based restricted stock units outstanding as of March 28, 2015:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 28, 2015
April 2012	April 2012 - March 2015 (1)	24	$13.11	75% of target level
April 2013	April 2013 - March 2016	99	$6.17	75% of target level
April 2014	April 2014 - March 2017	64	$9.28	75% of target level

____________________

(1)       Transcat achieved 75% of the target level. As a result, 18 shares were issued in May 2015.

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.3 million in fiscal year 2015 and $0.4 million in fiscal year 2014. Unearned compensation totaled $0.5 million as of March 28, 2015.

During the first quarter of fiscal year 2015, the Company’s Board of Directors granted its Executive Chairman a stock award of ten thousand shares of common stock under the 2003 Plan. The award vested 50% on July 1, 2014, and the remaining 50% will vest on July 1, 2015. During the second quarter of fiscal year 2015, the Company’s Board of Directors granted a stock award of two thousand shares of common stock under the 2003 Plan to a retiring board member. The award vested in the second quarter of fiscal year 2015. Total expense relating to these stock awards, based on grant date fair value, was $0.1 million in fiscal year 2015. As of March 28, 2015, the unrecognized compensation cost for these awards expected to be recognized over the next three months was less than $0.1 million.

Stock Options

Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2015 and 2014:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	of	Price Per	Term (in	Intrinsic
	Shares	Share	Years)	Value
Outstanding as of March 30, 2013	554	$6.02
Granted	110	7.64
Exercised	(52)	3.04
Forfeited	(3)	4.93
Outstanding as of March 29, 2014	609	6.58
Granted	10	9.66
Exercised	(58)	4.66
Outstanding as of March 28, 2015	561	6.83	3	$1,550
Exercisable as of March 28, 2015	461	6.67	2	1,348

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2015 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 28, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

During both of the fiscal years 2015 and 2014, total expense relating to stock options was $0.1 million. Total unrecognized compensation cost related to non-vested stock options as of March 28, 2015 was $0.2 million, which is expected to be recognized over a weighted average period of two years. The aggregate intrinsic value of stock options exercised in both of the fiscal years 2015 and 2014 was $0.3 million. Cash received from the exercise of options in fiscal years 2015 and 2014 was $0.3 million and $0.2 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution and Service. The accounting policies of the reportable segments are the same as those described above in Note 1 to the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2015 and 2014:

	FY 2015	FY 2014
Revenue:
Service	$51,801	$48,184
Distribution	71,823	70,324
Total	123,624	118,508
Gross Profit:
Service	14,103	12,825
Distribution	14,984	16,965
Total	29,087	29,790
Operating Expenses:
Service (1)	10,410	10,446
Distribution (1)	11,909	12,639
Total	22,319	23,085
Operating Income:
Service	3,693	2,379
Distribution	3,075	4,326
Total	6,768	6,705
Unallocated Amounts:
Interest and Other Expense, net	345	259
Provision for Income Taxes	2,397	2,462
Total	2,742	2,721
Net Income	$4,026	$3,984

	FY 2015	FY 2014
Total Assets:
Service	$31,552	$24,902
Distribution	26,220	24,715
Unallocated	4,377	4,257
Total	$62,149	$53,874
Depreciation and Amortization (2):
Service	$2,362	$2,144
Distribution	728	801
Total	$3,090	$2,945
Capital Expenditures:
Service	$2,409	$1,520
Distribution	1,091	441
Total	$3,500	$1,961
Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$110,077	$107,007
Canada	11,075	9,235
Other International	2,472	2,266
Total	$123,624	$118,508
Long-Lived Assets:
United States (4)	$8,782	$6,635
Canada	615	454
Total	$9,397	$7,089
____________________

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)	Including amortization of catalog costs.

(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.

(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases

Transcat leases facilities, equipment, and vehicles under non-cancelable operating leases. Total rental expense was approximately $2.0 million in fiscal years 2015 and 2014. The minimum future annual rental payments under the non-cancelable leases at March 28, 2015 are as follows (in millions):

Fiscal Year
2016	$1.8
2017	1.5
2018	1.4
2019	1.1
2020	0.4
Thereafter	0.2
Total minimum lease payments	$6.4

NOTE 9 – BUSINESS ACQUISITIONS

The Company has engaged in a number of business acquisitions. During fiscal year 2015, Transcat completed the following:

●

On March 6, 2015, the Company acquired substantially all of the assets of Apex Metrology Solutions (“Apex”). Apex is a provider of accredited and commercial calibrations, specializing in providing 3D metrology services, through its ISO 17025 accredited lab located in Ft. Wayne, Indiana.

●

On August 31, 2014, the Company, through Transcat Canada Inc., acquired Ulrich Metrology Inc. (“Ulrich”). Headquartered in Montreal, Quebec, Ulrich is a provider of accredited and commercial calibrations throughout Canada that specializes in providing custom metrology solutions for the aerospace and defense, industrial manufacturing and life science industries.

These transactions align with the Company’s acquisition strategy of targeting service businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

The acquisitions were accounted for using the acquisition method of accounting. Goodwill, calculated as the excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired, generally represents expected future economic benefits arising from the reputation of the acquired businesses, the assembled workforce, expected synergies and other assets acquired that could not be individually identified and separately recognized. Other intangible assets, namely customer base and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years. Goodwill and the intangible assets relating to the Ulrich acquisition are not deductible for tax purposes.

The total purchase price paid for the businesses acquired was approximately $7.3 million, net of cash acquired of $0.1 million. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on level three inputs, of assets and liabilities acquired:

Goodwill		$4,392
Intangible Assets – Customer Base		2,179
Intangible Assets – Covenants Not to Compete		114
Deferred Tax Liability		(711)
		5,974
Plus:	Current Assets	872
	Non-Current Assets	669
Less:	Current Liabilities	(236)
Total Purchase Price		$7,279

Acquisition costs of $0.2 million were recorded as incurred in fiscal year 2015 as an administrative expense in the Consolidated Statement of Income.

The results of the acquired businesses are included in Transcat’s consolidated operating results as of the date the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions had occurred at the beginning of the respective fiscal year. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of each period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	For the Years Ended
	March 28, 2015	March 29, 2014
Total Revenue	$125,594	$122,013
Net Income	4,209	4,287
Basic Earnings Per Share	0.62	0.61
Diluted Earnings Per Share	0.60	0.58

Concurrent with the Apex acquisition, the Company entered into an incentive agreement with the former owner of the business. This agreement entitles the former owner to receive incentive payments, subject to continued employment with the Company, as defined in the agreement. The Company recorded no expense related to the incentive agreement in fiscal year 2015.

NOTE 10 – QUARTERLY DATA (UNAUDITED)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2015 and 2014:

				Basic	Diluted
	Total	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	Per Share (a)	Per Share (a)
FY 2015
Fourth Quarter	$32,342	$8,498	$1,909	$0.28	$0.27
Third Quarter	31,052	6,994	813	0.12	0.11
Second Quarter	31,111	6,926	859	0.13	0.12
First Quarter	29,119	6,669	445	0.07	0.06
FY 2014:
Fourth Quarter	$30,403	$8,617	$1,704	$0.25	$0.24
Third Quarter	30,513	7,138	788	0.11	0.11
Second Quarter	28,882	6,821	771	0.10	0.10
First Quarter	28,710	7,214	721	0.10	0.09
____________________

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and non-vested restricted stock units, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

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

(b) MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 28, 2015.

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

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2015 Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2015 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2015 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2015 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2015 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2015 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 28, 2015:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	753 (1)	$6.83 (2)	1,385
Equity compensation plans not approved by
security holders	—	—	—
Total	753	$6.83	1,385
____________________

(1)	Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.

(2)	Does not include restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2015 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2015 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2015 Annual Meeting of Shareholders under the heading “Ratification of Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2015 fiscal year end.

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

TRANSCAT, INC.

Date: June 25, 2015		/s/ LEE D. RUDOW
	By:	LEE D. RUDOW
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 25, 2015	/s/ LEE D. RUDOW	President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 25, 2015	/s/ JOHN J. ZIMMER	Senior Vice President of Finance and
	John J. Zimmer	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

June 25, 2015	/s/ CHARLES P. HADEED	Chairman of the Board of Directors
Charles P. Hadeed

June 25, 2015	/s/ FRANCIS R. BRADLEY	Director
Francis R. Bradley

June 25, 2015	/s/ RICHARD J. HARRISON	Director
Richard J. Harrison

June 25, 2015	/s/ GARY J. HASELEY	Director
Gary J. Haseley

June 25, 2015	/s/ PAUL D. MOORE	Director
Paul D. Moore

June 25, 2015	/s/ ANGELA J. PANZARELLA	Director
Angela J. Panzarella

June 25, 2015	/s/ ALAN H. RESNICK	Director
Alan H. Resnick

June 25, 2015	/s/ CARL E. SASSANO	Director
Carl E. Sassano

June 25, 2015	/s/ JOHN T. SMITH	Director
John T. Smith

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws

	3.1	The Articles of Incorporation, as amended, are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995 and from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.1	Certificate of Amendment to Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

	3.2	Code of Regulations, as amended through May 5, 2014, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014.

(10)	Material contracts

#	10.1

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

Amendment No. 1 to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix B to the Company’s definitive proxy statement filed on July 26, 2013 in connection with the 2013 Annual Meeting of Shareholders.

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

	10.10

Letter from Manufacturers and Traders Trust Company to the Company, dated October 7, 2013, regarding the exclusion of payments made to repurchase stock from certain financial covenant provisions under the Credit Facility Agreement with the Company dated as of September 20, 2012 is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013.

	10.11

Master Security Agreement, dated September 20, 2012, by and between Transcat, Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC, Anacor Acquisition, LLC and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.

	10.12

Credit Facility Agreement Amendment 1 dated as of August 26, 2014 by and among Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2014.

	10.13

Lease Addendum between Gallina Development Corporation and Transcat, Inc., dated June 2, 2008, is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

#	10.14

Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

	10.15	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

	10.16	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.17

Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

#	10.18	Certain compensation information for Charles P. Hadeed is incorporated herein by reference from the Company’s Current Report on Form 8-K filed on June 27, 2014

(11)	Statement re computation of per share earnings

		Computation can be determined from the Consolidated Statements of Income and Comprehensive Income included in this Form 10-K under Part II, Item 8.

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries

(23)	Consents of experts and counsel

*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

*	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

*	101.INS XBRL Instance Document

*	101.SCH XBRL Taxonomy Extension Schema Document

*	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Exhibit filed with this report.
#	Management contract or compensatory plan or arrangement.