Form 10-Q
period 2015-06-27
TRANSCAT INC
filed 2015-08-07
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 27, 2015

or

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

Yes ☐ No ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 4, 2015 was 6,884,103.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 27,	June 28,
	2015	2014

Service Revenue	$13,535	$12,138
Distribution Sales	16,135	16,981
Total Revenue	29,670	29,119

Cost of Service Revenue	10,004	9,201
Cost of Distribution Sales	12,604	13,249
Total Cost of Revenue	22,608	22,450

Gross Profit	7,062	6,669

Selling, Marketing and Warehouse Expenses	3,540	3,735
Administrative Expenses	2,495	2,175
Total Operating Expenses	6,035	5,910

Operating Income	1,027	759

Interest and Other Expense, net	95	45

Income Before Income Taxes	932	714
Provision for Income Taxes	331	269

Net Income	$601	$445

Basic Earnings Per Share	$0.09	$0.07
Average Shares Outstanding	6,851	6,746

Diluted Earnings Per Share	$0.08	$0.06
Average Shares Outstanding	7,132	7,025

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 27,	June 28,
	2015	2014

Net Income	$601	$445

Other Comprehensive Income (Loss):
Currency Translation Adjustment	92	(10)
Unrecognized Prior Service Cost, net of tax effects of $(7) and $(4) for the first quarters ended June 27, 2015 and June 28, 2014, respectively	11	7
Unrealized (Loss) Gain on Other Asset, net of tax effects of $1 and $(7) for the first quarters ended June 27, 2015 and June 28, 2014, respectively	(2)	13
Total Other Comprehensive Income	101	10

Comprehensive Income	$702	$455

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 27,	March 28,
	2015	2015
ASSETS
Current Assets:
Cash	$50	$65
Accounts Receivable, less allowance for doubtful accounts of $113 and $111 as of June 27, 2015 and March 28, 2015, respectively	14,514	16,899
Other Receivables	776	1,171
Inventory, net	6,583	6,750
Prepaid Expenses and Other Current Assets	1,180	1,209
Deferred Tax Assets	976	1,048
Total Current Assets	24,079	27,142
Property and Equipment, net	9,953	9,397
Goodwill	21,660	20,923
Intangible Assets, net	3,841	3,554
Other Assets	1,151	1,133
Total Assets	$60,684	$62,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$6,533	$7,695
Accrued Compensation and Other Liabilities	3,435	4,195
Income Taxes Payable	410	43
Total Current Liabilities	10,378	11,933
Long-Term Debt	11,471	12,168
Deferred Tax Liabilities	1,501	1,684
Other Liabilities	2,103	2,046
Total Liabilities	25,453	27,831

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 6,870,869 and 6,835,828 shares issued and outstanding as of June 27, 2015 and March 28, 2015, respectively	3,435	3,418
Capital in Excess of Par Value	12,540	12,289
Accumulated Other Comprehensive Loss	(42)	(143)
Retained Earnings	19,298	18,754
Total Shareholders’ Equity	35,231	34,318
Total Liabilities and Shareholders’ Equity	$60,684	$62,149

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 27,	June 28,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$601	$445
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Loss on Disposal of Property and Equipment	25	1
Deferred Income Taxes	(139)	447
Depreciation and Amortization	840	624
Provision for Accounts Receivable and Inventory Reserves	52	34
Stock-Based Compensation Expense	171	155
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	2,896	1,457
Inventory	161	(2,042)
Prepaid Expenses and Other Assets	(26)	(182)
Accounts Payable	(1,162)	182
Accrued Compensation and Other Liabilities	(1,172)	(2,500)
Income Taxes Payable	389	(1,035)
Net Cash Provided by (Used in) Operating Activities	2,636	(2,414)

Cash Flows from Investing Activities:
Purchases of Property and Equipment, net	(1,089)	(703)
Business Acquisition	(700)	-
Net Cash Used in Investing Activities	(1,789)	(703)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(697)	3,228
Issuance of Common Stock	127	228
Repurchase of Common Stock	(65)	(69)
Excess Tax Effect Related to Stock-Based Compensation	(22)	-
Net Cash (Used in) Provided by Financing Activities	(657)	3,387

Effect of Exchange Rate Changes on Cash	(205)	(125)

Net (Decrease) Increase in Cash	(15)	145
Cash at Beginning of Period	65	23
Cash at End of Period	$50	$168

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$54	$37
Income Taxes, net	$117	$1,164
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$300	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss) Income	Earnings	Total
Balance as of March 28, 2015	6,836	$3,418	$12,289	$(143)	$18,754	$34,318
Issuance of Common Stock	22	11	116	-	-	127
Repurchase of Common Stock	(6)	(3)	(5)	-	(57)	(65)
Stock-Based Compensation	18	9	162	-	-	171
Tax-Effect of Stock-
Based Compensation	-	-	(22)	-	-	(22)
Other Comprehensive Income	-	-	-	101	-	101
Net Income	-	-	-	-	601	601

Balance as of June 27, 2015	6,870	$3,435	$12,540	$(42)	$19,298	$35,231

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

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 28, 2015 (“fiscal year 2015”) contained in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At June 27, 2015 and March 28, 2015, investment assets totaled $1.0 million and $0.9 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of both the fiscal year ending March 26, 2016 (“fiscal year 2016”) and fiscal year 2015, the Company recorded non-cash stock-based compensation cost of $0.2 million in the Consolidated Statements of Income.

Foreign Currency Translation and Transactions: The accounts of Transcat Canada Inc., a wholly-owned subsidiary of the Company, are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive income (loss) component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first quarter of fiscal years 2016 and 2015. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.2 million during the first quarter of fiscal years 2016 and 2015, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 27, 2015, the Company had a foreign exchange contract, which matured in July 2015, outstanding in the notional amount of $5.6 million. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of fiscal years 2016 and 2015, the net additional common stock equivalents had a $.01 per share effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 27,	June 28,
	2015	2014
Average Shares Outstanding – Basic	6,851	6,746
Effect of Dilutive Common Stock Equivalents	281	279
Average Shares Outstanding – Diluted	7,132	7,025
Anti-dilutive Common Stock Equivalents	-	-

NOTE 2 – DEBT

Description: Transcat, through its credit agreement, as amended (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of June 27, 2015, $29.5 million was available under the Revolving Credit Facility, of which $11.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Borrowings available under the Revolving Credit Facility for business acquisitions are limited to $15.0 million in any fiscal year. During the first quarter of fiscal year 2016, the Company borrowed $0.7 million for a business acquisition.

Interest and Other Costs: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of June 27, 2015 was 0.2%. The Company’s interest rate for the first quarter of fiscal year 2016 ranged from 1.7% to 1.8%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first quarter of fiscal year 2016.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 27, 2015, the number of shares available for future grant under the 2003 Plan totaled 1.3 million.

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

The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 30, 2013 and as a result, issued 18 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2016. The following table summarizes the non-vested performance-based restricted stock units outstanding as of June 27, 2015:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	June 27, 2015
April 2013	April 2013 - March 2016	99	$6.17	75% of target level
April 2014	April 2014 - March 2017	64	$9.28	75% of target level
April 2015	April 2015 – March 2018	73	$9.59	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.1 million in the first quarter of fiscal years 2016 and 2015. As of June 27, 2015, unearned compensation, to be recognized over the grants’ respective service periods, totaled $1.0 million.

During the first quarter of fiscal year 2015, the Company’s Board of Directors granted its Executive Chairman a stock award of ten thousand shares of common stock under the 2003 Plan. The award vested 50% on July 1, 2014, and the remaining 50% vested on July 1, 2015.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first quarter ended June 27, 2015:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2015	561	$6.83
Exercised	(19)	4.30
Outstanding as of June 27, 2015	542	6.92	3	$1,494
Exercisable as of June 27, 2015	442	6.77	2	$1,284

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2016 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 27, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total expense related to stock options was less than $0.1 million during the first quarter of fiscal years 2016 and 2015. Total unrecognized compensation cost related to non-vested stock options as of June 27, 2015 was $0.2 million, which is expected to be recognized over a weighted average period of two years. The aggregate intrinsic value of stock options exercised in the first quarter of fiscal year 2016 was $0.1 million. Cash received from the exercise of options in the first quarter of fiscal year 2016 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the first quarter of fiscal years 2016 and 2015:

	First Quarter Ended
	June 27,	June 28,
	2015	2014
Revenue:
Service Revenue	$13,535	$12,138
Distribution Sales	16,135	16,981
Total	29,670	29,119

Gross Profit:
Service	3,531	2,937
Distribution	3,531	3,732
Total	7,062	6,669

Operating Expenses:
Service (1)	2,885	2,670
Distribution (1)	3,150	3,240
Total	6,035	5,910

Operating Income:
Service (1)	646	267
Distribution (1)	381	492
Total	1,027	759

Unallocated Amounts:
Interest and Other Expense, net	95	45
Provision for Income Taxes	331	269
Total	426	314

Net Income	$601	$445

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

On June 22, 2015, Transcat acquired substantially all of the assets of Calibration Technologies, Inc. (“Calibration Technologies”), a regional provider of analytical instrument services including qualification, validation, repair and installation, headquartered in Morris Plaines, New Jersey.

This transaction aligns with the Company’s acquisition strategy of targeting service businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

The acquisition was accounted for using the acquisition method of accounting. Goodwill, calculated as the excess of the purchase price paid over the fair value of the underlying net assets of the business acquired, generally represents expected future economic benefits arising from the reputation of an acquired business, the assembled workforce, expected synergies and other assets acquired that could not be individually identified and separately recognized. Other intangible assets, namely customer base and covenant not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired business. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years.

The total purchase price paid for the business acquired was approximately $1.0 million. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on level three inputs, of assets and liabilities acquired:

Goodwill	$603
Intangible Assets – Customer Base	291
Intangible Assets – Covenants Not to Compete	199
1,093
Plus: Current Assets	73
Less: Current Liabilities	(166)
Total Purchase Price	$1,000

The acquisition of Calibration Technologies contains a holdback provision, as defined in the purchase agreement. The Company accrued contingent consideration relating to the holdback provision based on its estimated fair value at the date of acquisition. No contingent consideration was paid during the first quarter of fiscal year 2016. As of June 27, 2015, $0.3 million of contingent consideration was unpaid and reflected in other liabilities (current) on the Consolidated Balance Sheet.

During first quarter of fiscal year 2016, acquisition costs of less than $0.1 million were recorded as incurred as administrative expenses in the Consolidated Statement of Income.

In connection with a business acquisition completed in fiscal year 2015, the Company entered into an incentive agreement with the former owner of the acquired business. The Company recorded no expense related to this incentive agreement during the first quarter of fiscal year 2016 and had no unpaid amounts accrued at June 27, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, the highly competitive nature of our two business segments, cybersecurity risks and foreign currency rate fluctuations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 28, 2015. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

RESULTS OF OPERATIONS

The following table presents, for the first quarter of fiscal years 2016 and 2015, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 27,	June 28,
	2015	2014
Gross Profit Percentage:
Service Gross Profit	26.1%	24.2%
Distribution Gross Profit	21.9%	22.0%
Total Gross Profit	23.8%	22.9%

As a Percentage of Total Revenue:
Service Revenue	45.6%	41.7%
Distribution Sales	54.4%	58.3%
Total Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.9%	12.8%
Administrative Expenses	8.4%	7.5%
Total Operating Expenses	20.3%	20.3%

Operating Income	3.5%	2.6%

Interest and Other Expense, net	0.4%	0.1%

Income Before Income Taxes	3.1%	2.5%
Provision for Income Taxes	1.1%	1.0%

Net Income	2.0%	1.5%

FIRST QUARTER ENDED JUNE 27, 2015 COMPARED TO FIRST QUARTER ENDED JUNE 28, 2014 (dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 27,	June 28,
	2015	2014	$	%
Revenue:
Service	$13,535	$12,138	$1,397	11.5%
Distribution	16,135	16,981	(846)	(5.0%)
Total	$29,670	$29,119	$551	1.9%

Total revenue increased $0.6 million, or 1.9%, from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016.

Service revenue, which accounted for 45.6% and 41.7% of our total revenue in first quarter of fiscal years 2016 and 2015, respectively, increased 11.5% from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016. This year-over-year increase was the result of organic and acquisition-related growth.

Our fiscal years 2016 and 2015 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2016	FY 2015
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	11.5%	7.5%	9.4%	9.8%	3.4%
11

Within any quarter, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of reasons. Among those reasons are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2016 and 2015 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2016	FY 2015
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$53,198	$51,801	$50,793	$49,706	$48,583
Service Revenue Growth	9.5%	7.5%	8.2%	9.7%	11.3%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for the facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, over the long-term, we expect to outsource 15% to 20% of Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter of fiscal years 2016 and 2015:

	FY 2016	FY 2015
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	82.4%	82.8%	81.8%	81.6%	82.8%
Outsourced	15.8%	15.4%	16.4%	16.5%	15.1%
Freight Billed to Customers	1.8%	1.8%	1.8%	1.9%	2.1%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 54.4% of our total revenue in the first quarter of fiscal year 2016 and 58.3% of our total revenue in the first quarter of fiscal year 2015. Distribution sales in the first quarter of fiscal year 2016 were $16.1 million, compared with $17.0 million in the first quarter of fiscal year 2015. This year-over-year decline was attributed to overall softness in the market for test and measurement equipment and weak demand from the oil and gas industry. Our fiscal years 2016 and 2015 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2016	FY 2015
	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(5.0%)	5.5%	(2.9%)	6.4%	0.1%

Distribution sales in any given period may vary based on the number of business days within that period. To isolate the effect of this variability, we review Distribution sales on a per business day basis when comparing sales in two or more periods. Our Distribution sales per business day for each quarter during fiscal years 2016 and 2015 were as follows:

	FY 2016	FY 2015
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Per Business Day	$252	$284	$302	$299	$265

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. Our total pending product shipments at the end of the first quarter of fiscal year 2016 were $2.9 million, consistent with the first quarter of fiscal year 2015. The following table presents our historical trend of total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2016 and 2015:

	FY 2016	FY 2015
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,858	$3,215	$3,838	$3,383	$2,860
% of Pending Product Shipments
that were Backorders	75.8%	73.9%	73.9%	69.0%	64.1%

Gross Profit:

	First Quarter Ended		Change
	June 27,	June 28,
	2015	2014	$	%
Gross Profit:
Service	$3,531	$2,937	$594	20.2%
Distribution	3,531	3,732	(201)	(5.4%)
Total	$7,062	$6,669	$393	5.9%

Total gross profit in the first quarter of fiscal year 2016 increased $0.4 million, or 5.9%, from the first quarter of fiscal year 2015. Total gross margin in the first quarter of fiscal year 2016 increased 90 basis points from the first quarter of fiscal year 2015.

Service gross profit in the first quarter of fiscal year 2016 increased $0.6 million, or 20.2%, from the first quarter of fiscal year 2015. Service gross margin increased 190 basis points over the same period in the prior fiscal year to 26.1%. Our annual and quarterly Service gross margins are functions of several factors. In general, our Service revenue growth provides incremental gross margin growth due to the operating leverage achieved through our relatively fixed cost structure in this segment. However, other factors, such as percent of Service revenue outsourced to third-party vendors and the amount of Service revenue growth achieved through business acquisitions compared to that achieved organically may moderate or reduce our gross margins in any given quarter.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2016	FY 2015
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	26.1%	33.2%	24.5%	26.0%	24.2%

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

Distribution gross profit was $3.5 million in the first quarter of fiscal year 2016, a $0.2 million decrease when compared to the first quarter of fiscal year 2015. As a percent of Distribution sales, Distribution gross margin was 21.9% in the first quarter of fiscal year 2016, consistent with the first quarter of fiscal year 2015. Vendor rebates accounted for 130 basis points of the segment gross margin in the first quarter of fiscal year 2016. The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2016	FY 2015
	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	18.6%	19.2%	19.6%	19.8%	19.5%
Total Distribution Gross Margin (2)	21.9%	20.7%	21.2%	19.7%	22.0%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.
13

Operating Expenses:

	First Quarter Ended		Change
	June 27,	June 28,
	2015	2014	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$3,540	$3,735	$(195)	(5.2%)
Administrative	2,495	2,175	$320	14.7%
Total	$6,035	$5,910	$125	2.1%

Operating expenses increased $0.1 million, or 2.1%, from the first quarter of fiscal year 2015 to the first quarter of fiscal year 2016. The increase was primarily due to increased administrative expenses resulting from year-over-year increases in employee-related expenses and professional fees, partially offset by reduced marketing expenses resulting from fewer cooperative advertising supported marketing programs in the first quarter of fiscal year 2016 than the first quarter of fiscal year 2015. As a percentage of total revenue, operating expenses were 20.3% in the first quarter of fiscal years 2016 and 2015.

Taxes:

	First Quarter Ended		Change
	June 27,	June 28,
	2015	2014	$	%

Provision for Income Taxes	$331	$269	$62	(23.0%)

Our effective tax rates for the first quarter of fiscal years 2016 and 2015 were 35.5% and 37.7%, respectively. The decrease largely reflects a change in the mix of taxable income between the U.S. and Canada. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended (the “Credit Agreement”), which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions to $15.0 million per fiscal year.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of June 27, 2015, $29.5 million was available under the Revolving Credit Facility, of which $11.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first quarter of fiscal year 2016.

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 27,	June 28,
	2015	2014
Cash Provided by (Used in):
Operating Activities	$2,636	$(2,414)
Investing Activities	(1,789)	(703)
Financing Activities	(657)	3,387
14

Operating Activities: Net cash provided by operations was $2.6 million during the first quarter of fiscal year 2016 compared to $2.4 million of net cash used in operating activities during the first quarter of fiscal year 2015. Significant working capital fluctuations were as follows:

•	Inventory/Accounts Payable: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels will vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. In general, changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of Distribution sales. During the first quarter of fiscal year 2015, we made a large strategic inventory purchase, resulting in a $2.0 million use of cash. A similar strategic inventory purchase was not made during the first quarter of fiscal year 2016.

•	Receivables: The following table illustrates our days sales outstanding for the fiscal quarters ended June 27, 2015 and June 28, 2014:

	June 27,	June 28,
	2015	2014
Net Sales, for the last two fiscal months	$20,939	$21,256
Accounts Receivable, net	$14,514	$14,115
Days Sales Outstanding	42	40

•	Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first quarter of fiscal year 2016, we used $0.4 million in cash primarily to pay non-equity performance-based compensation compared with $2.1 million in the first quarter of 2015.

•	Income Taxes Payable: In any given quarter, operating cash flows may be impacted by the timing and magnitude of tax payments. During the first quarter of fiscal year 2015, we paid $1.1 million for income taxes whereas in the first quarter of fiscal year 2016, we paid $0.1 million.

Investing Activities: During the first quarter of fiscal year 2016, we invested $1.1 million in capital expenditures, compared to $0.7 million in the first quarter of fiscal year 2015, primarily for additional Service segment capabilities and information technology improvements. Also, during the first quarter of fiscal year 2016, we used $0.7 million for a business acquisition.

Financing Activities: During the first quarter of fiscal year 2016, approximately $0.7 million in net cash was used in financing activities, primarily for repayment of our Revolving Credit Facility. During the first quarter of fiscal year 2015, financing activities provided approximately $3.4 million in cash, which was used primarily for capital expenditures and to reduce accounts payable.

OUTLOOK

We have made great strides in taking market share in our calibration services business, both organically and through acquisitions.  As a result, we believe fiscal year 2016 will be a strong year and expect consolidated operating income growth in the mid-teens. This annualized rate of growth reflects a normalized expectation to accommodate for higher performance-based variable compensation expenses particularly in the fourth quarter.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant. As of June 27, 2015, $29.5 million was available under our Revolving Credit Facility, of which $11.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We borrow from our Revolving Credit Facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of June 27, 2015, the one-month LIBOR was 0.2%. Our interest

15

rate for the first quarter of fiscal year 2016 ranged from 1.7% to 1.8%. On June 27, 2015, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for the first quarter of fiscal years 2016 and 2015 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.2 million during the first quarter of fiscal years 2016 and 2015, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 27, 2015, we had a foreign exchange contract, which matured in July 2015, outstanding in the notional amount of $5.6 million. We do not use hedging arrangements for speculative purposes.

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

16

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

3/29/2015-6/27/2015	6,545 (2)	$10.00 (2)	-	-

(1)	We have an Executive Officer and Director Share Repurchase Plan (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers and directors, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2016.
(2)	These shares were repurchased from employees and a director of the Company in accordance with the Transcat, Inc. 2003 Incentive Plan and in connection with the exercise of options where the exercise price was paid through the tender of common stock that the employees otherwise owned.

ITEM 6. EXHIBITS

See Index to Exhibits.

17

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 7, 2015	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2015	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
18

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