Form 10-Q
period 2015-09-26
TRANSCAT INC
filed 2015-11-06
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

(Mark one)
   [✓] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 26, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓ ]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ✓ ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]     No [ ✓ ]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 4, 2015 was 6,899,271.

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

	Statements of Income for the Second Quarter and Six Months Ended September 26, 2015	1
	and September 27, 2014

	Statements of Comprehensive Income for the Second Quarter and Six Months Ended	2
	September 26, 2015 and September 27, 2014

	Balance Sheets as of September 26, 2015 and March 28, 2015	3

	Statements of Cash Flows for the Six Months Ended September 26, 2015 and	4
	September 27, 2014

	Statement of Shareholders’ Equity for the Six Months Ended September 26, 2015	5

	Notes to Consolidated Financial Statements	6-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		21

INDEX TO EXHIBITS		22

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Service Revenue	$14,190	$12,595	$27,725	$24,733
Distribution Sales	15,286	18,516	31,421	35,497
Total Revenue	29,476	31,111	59,146	60,230

Cost of Service Revenue	10,729	9,323	20,733	18,524
Cost of Distribution Sales	12,010	14,862	24,614	28,111
Total Cost of Revenue	22,739	24,185	45,347	46,635

Gross Profit	6,737	6,926	13,799	13,595

Selling, Marketing and Warehouse Expenses	3,229	3,169	6,769	6,904
Administrative Expenses	2,138	2,241	4,633	4,416
Total Operating Expenses	5,367	5,410	11,402	11,320

Operating Income	1,370	1,516	2,397	2,275

Interest and Other Expense, net	36	138	131	183

Income Before Income Taxes	1,334	1,378	2,266	2,092
Provision for Income Taxes	456	519	787	788

Net Income	$878	$859	$1,479	$1,304

Basic Earnings Per Share	$0.13	$0.13	$0.22	$0.19
Average Shares Outstanding	6,886	6,802	6,868	6,772

Diluted Earnings Per Share	$0.12	$0.12	$0.21	$0.18
Average Shares Outstanding	7,119	7,056	7,135	7,050

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net Income	$878	$859	$1,479	$1,304

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(313)	(170)	(221)	(180)
Unrecognized Prior Service Cost, net of tax effects
of $(7) and $(4) for the second quarters ended
September 26, 2015 and September 27, 2014,
respectively; and $(14) and $(8) for the six
months ended September 26, 2015 and
September 27, 2014, respectively.	10	6	21	13
Unrealized Loss on Other Asset, net of tax
effects of $27 and $7 for the second quarters
ended September 26, 2015 and September 27,
2014, respectively; and $28 for the six months
ended September 26, 2015.	(42)	(13)	(44)	-
Total Other Comprehensive Loss	(345)	(177)	(244)	(167)

Comprehensive Income	$533	$682	$1,235	$1,137

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	September 26,	March 28,
	2015	2015
ASSETS
Current Assets:
Cash	$163	$65
Accounts Receivable, less allowance for doubtful accounts of $103
and $111 as of September 26, 2015 and March 28, 2015, respectively	15,004	16,899
Other Receivables	1,355	1,171
Inventory, net	6,269	6,750
Prepaid Expenses and Other Current Assets	1,461	1,209
Deferred Tax Assets	986	1,048
Total Current Assets	25,238	27,142
Property and Equipment, net	11,419	9,397
Goodwill	22,652	20,923
Intangible Assets, net	4,172	3,554
Other Assets	959	1,133
Total Assets	$64,440	$62,149

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,438	$7,695
Accrued Compensation and Other Liabilities	4,318	4,195
Income Taxes Payable	-	43
Total Current Liabilities	12,756	11,933
Long-Term Debt	11,984	12,168
Deferred Tax Liabilities	1,782	1,684
Other Liabilities	1,922	2,046
Total Liabilities	28,444	27,831

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized;
6,895,703 and 6,835,828 shares issued and outstanding
as of September 26, 2015 and March 28, 2015, respectively	3,448	3,418
Capital in Excess of Par Value	12,764	12,289
Accumulated Other Comprehensive Loss	(387)	(143)
Retained Earnings	20,171	18,754
Total Shareholders' Equity	35,996	34,318
Total Liabilities and Shareholders' Equity	$64,440	$62,149

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 26,	September 27,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$1,479	$1,304
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Loss on Disposal of Property and Equipment	34	4
Deferred Income Taxes	(33)	409
Depreciation and Amortization	1,742	1,371
Provision for Accounts Receivable and Inventory Reserves	83	48
Stock-Based Compensation Expense	280	389
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,839	241
Inventory	459	(1,345)
Prepaid Expenses and Other Assets	(146)	(871)
Accounts Payable	(309)	1,026
Accrued Compensation and Other Liabilities	(580)	(2,081)
Income Taxes Payable	466	(906)
Net Cash Provided by (Used in) Operating Activities	5,314	(411)

Cash Flows from Investing Activities:
Purchases of Property and Equipment, net	(2,723)	(1,832)
Business Acquisitions, net of cash acquired	(2,918)	(6,681)
Net Cash Used in Investing Activities	(5,641)	(8,513)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(184)	8,734
Issuance of Common Stock	234	327
Repurchase of Common Stock	(71)	(71)
Net Cash (Used in) Provided by Financing Activities	(21)	8,990

Effect of Exchange Rate Changes on Cash	446	174

Net Increase in Cash	98	240
Cash at Beginning of Period	65	23
Cash at End of Period	$163	$263

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$101	$71
Income Taxes, net	$669	$1,783

Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$300	$-
Holdback Amounts Related to Business Acquisitions	$413	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 28, 2015	6,836	$3,418	$12,289	$(143)	$18,754	$34,318
Issuance of Common Stock	42	21	213	-	-	234
Repurchase of Common Stock	(8)	(4)	(5)	-	(62)	(71)
Stock-Based Compensation	26	13	267	-	-	280
Other Comprehensive Loss	-	-	-	(244)	-	(244)
Net Income	-	-	-	-	1,479	1,479

Balance as of September 26, 2015	6,896	$3,448	$12,764	$(387)	$20,171	$35,996

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At September 26, 2015 and March 28, 2015, investment assets totaled $0.8 million and $0.9 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of the fiscal year ending March 26, 2016 (“fiscal year 2016”) and the first six months of fiscal year 2015, the Company recorded non-cash stock-based compensation cost of $0.3 million and $0.4 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first six months of fiscal years 2016 and 2015. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.3 million during the first six months of fiscal year 2016 and a gain of less than $0.1 million during the first six months of fiscal year 2015, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 26, 2015, the Company had a foreign exchange contract, which matured in October 2015, outstanding in the notional amount of $5.3 million. The Company does not use hedging arrangements for speculative purposes.

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

For the second quarters and first six months of fiscal years 2016 and 2015, the net additional common stock equivalents had a $.01 per share effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Average Shares Outstanding – Basic	6,886	6,802	6,868	6,772
Effect of Dilutive Common Stock Equivalents	233	254	267	278
Average Shares Outstanding – Diluted	7,119	7,056	7,135	7,050
Anti-dilutive Common Stock Equivalents	10	-	-	-

Recently Issued Accounting Pronouncements: In July 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-011 to Topic 330, Inventory. This ASU requires entities using inventory costing methods other than last-in-first-out and retail inventory method to value their inventory at the lower of cost and net realizable value. This ASU is effective for fiscal years beginning after December 15, 2016 and is to be applied prospectively. Early adoption of this ASU is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In September 2015, FASB issued ASU 2015-016 to Topic 805, Business Combinations. This ASU requires that an acquirer recognize adjustments to provisional amounts of assets and liabilities that are identified during the measurement period and the effect on earnings, if any, that result from the change to the provisional amounts in the reporting period in which the adjustment amounts are determined. This ASU is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. This ASU is to be applied prospectively to adjustments to provisional amounts that occur after adoption, regardless of the date of acquisition. The Company elected early adoption of this ASU, and there was no material impact to its Consolidated Financial Statements.

NOTE 2 – DEBT

Description: Transcat, through its credit agreement, as amended (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of September 26, 2015, $29.5 million was available under the Revolving Credit Facility, of which $12.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Borrowings available under the Revolving Credit Facility for business acquisitions are limited to $15.0 million in any fiscal year. During the first six months of fiscal year 2016, the Company borrowed $2.9 million for business acquisitions.

Interest and Other Costs: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of September 26, 2015 was 0.2%. The Company’s interest rate for the first six months of fiscal year 2016 ranged from 1.7% to 1.8%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first six months of fiscal year 2016.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 26, 2015, the number of shares available for future grant under the 2003 Plan totaled 1.3 million.

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

The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 30, 2013 and as a result, issued eighteen thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2016. The following table summarizes the non-vested performance-based restricted stock units outstanding as of September 26, 2015:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	September 26, 2015
April 2013	April 2013 - March 2016	99	$6.17	75% of target level
April 2014	April 2014 - March 2017	64	$9.28	50% of target level
April 2015	April 2015 – March 2018	73	$9.59	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, in the first six months of fiscal years 2016 and 2015 was $0.2 million and $0.3 million, respectively. As of September 26, 2015, unearned compensation, to be recognized over the grants’ respective service periods, totaled $0.8 million.

During the first quarter of fiscal year 2015, the Company’s Board of Directors granted its Executive Chairman a stock award of ten thousand shares of common stock under the 2003 Plan. The award vested 50% on July 1, 2014, and the remaining 50% vested on July 1, 2015. During the second quarter of fiscal year 2016, the Company’s Board of Directors granted a stock award of two thousand shares of common stock under the 2003 Plan to a retiring board member. The award vested in the second quarter of fiscal year 2016. Total expense relating to these stock awards, based on grant date fair value, was less than $0.1 million in the first six months of fiscal year 2016.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the six months ended September 26, 2015:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2015	561	$6.83
Exercised	(32)	4.38
Forfeited	(1)	4.26
Outstanding as of September 26, 2015	528	6.99	3	$1,345
Exercisable as of September 26, 2015	448	6.88	2	$1,188

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2016 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 26, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total expense related to stock options was less than $0.1 million during the first six months of fiscal years 2016 and 2015. Total unrecognized compensation cost related to non-vested stock options as of September 26, 2015 was $0.2 million, which is expected to be recognized over a weighted average period of two years. The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2016 was $0.2 million. Cash received from the exercise of options in the first six months of fiscal year 2016 was $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Service and Distribution. The Company has no inter-segment sales. The following table presents segment information for the second quarter and six months ended September 26, 2015 and September 27, 2014:

	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Revenue:
Service	$14,190	$12,595	$27,725	$24,733
Distribution	15,286	18,516	31,421	35,497
Total	29,476	31,111	59,146	60,230

Gross Profit:
Service	3,461	3,272	6,992	6,209
Distribution	3,276	3,654	6,807	7,386
Total	6,737	6,926	13,799	13,595

Operating Expenses:
Service (1)	2,623	2,607	5,508	5,277
Distribution (1)	2,744	2,803	5,894	6,043
Total	5,367	5,410	11,402	11,320

Operating Income:
Service	838	665	1,484	932
Distribution	532	851	913	1,343
Total	1,370	1,516	2,397	2,275

Unallocated Amounts:
Interest and Other Expense, net	36	138	131	183
Provision for Income Taxes	456	519	787	788
Total	492	657	918	971

Net Income	$878	$859	$1,479	$1,304

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

During the first six months of fiscal year 2016, Transcat completed three business acquisitions. On June 22, 2015, Transcat acquired substantially all of the assets of Calibration Technologies, Inc., a regional provider of analytical instrument services including qualification, validation, repair and installation, headquartered in Morris Plains, New Jersey. Effective August 24, 2015, Transcat acquired Anmar Metrology, Inc. (“Anmar”), a calibration and repair service provider with significant focus on the life science and defense market, headquartered in San Diego, California. On August 25, 2015, Transcat acquired Nordcal Calibration Inc. (“Nordcal”), a provider of radio frequency and electronic calibration and repair services, located in Montreal, Quebec.

These transactions align with the Company’s acquisition strategy of targeting service businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

The acquisitions were accounted for using the acquisition method of accounting. Goodwill, calculated as the excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired, generally represents expected future economic benefits arising from the reputation of an acquired business, the assembled workforce, expected synergies and other assets acquired that could not be individually identified and separately recognized. Other intangible assets, namely customer bases and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years. Goodwill and the intangible assets relating to the Anmar and Nordcal acquisitions are not expected to be deductible for tax purposes.

The total purchase price paid for the acquired businesses was approximately $3.6 million, net of $0.2 million cash acquired. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired:

Goodwill		$2,032
Intangible Assets – Customer Base		1,031
Intangible Assets – Covenants Not to Compete		250
Deferred Tax Liabilities		(208)
		3,105
Plus:	Current Assets	430
	Non-Current Assets	945
Less:	Current Liabilities	(208)
	Non-Current Liabilities	(641)
Total Purchase Price		$3,631

The business acquisitions completed in the first six months of fiscal year 2016 contain holdback provisions, as defined by the respective purchase agreements. The Company accrued contingent consideration, based on its estimated fair value at the date of acquisition, in addition to other amounts relating to the holdback provisions. No contingent consideration or other holdback amounts were paid during the first six months of fiscal year 2016. As of September 26, 2015, $0.3 million of contingent consideration and $0.4 million of other holdback amounts were unpaid and reflected in other liabilities (current) on the Consolidated Balance Sheet.

During the first six months of fiscal year 2016, acquisition costs of $0.2 million were incurred and recorded as administrative expenses in the Consolidated Statement of Income.

The results of the acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions had occurred at the beginning of the respective fiscal years. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of each period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Six Months Ended
	September 26,	September 27,
	2015	2014
Total Revenue	$60,520	$61,959
Net Income	1,642	1,506
Basic Earnings Per Share	0.24	0.22
Diluted Earnings Per Share	0.23	0.21

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

RESULTS OF OPERATIONS

The following table presents, for the second quarter and first six months of fiscal years 2016 and 2015, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Gross Profit Percentage:
Service Gross Profit	24.4%	26.0%	25.2%	25.1%
Distribution Gross Profit	21.4%	19.7%	21.7%	20.8%
Total Gross Profit	22.9%	22.3%	23.3%	22.6%

As a Percentage of Total Revenue:
Service Revenue	48.1%	40.5%	46.9%	41.1%
Distribution Sales	51.9%	59.5%	53.1%	58.9%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.0%	10.2%	11.4%	11.5%
Administrative Expenses	7.3%	7.2%	7.8%	7.3%
Total Operating Expenses	18.3%	17.4%	19.2%	18.8%

Operating Income	4.6%	4.9%	4.1%	3.8%

Interest and Other Expense, net	0.1%	0.5%	0.3%	0.3%

Income Before Income Taxes	4.5%	4.4%	3.8%	3.5%
Provision for Income Taxes	1.5%	1.6%	1.3%	1.3%
Net Income	3.0%	2.8%	2.5%	2.2%

SECOND QUARTER ENDED SEPTEMBER 26, 2015 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 27, 2014 (dollars in thousands):

Revenue:

	Second Quarter Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Revenue:
Service	$14,190	$12,595	$1,595	12.7%
Distribution	15,286	18,516	(3,230)	(17.4%)
Total	$29,476	$31,111	$(1,635)	(5.3%)

Total revenue declined $1.6 million, or 5.3%, from the second quarter of fiscal year 2015 to the second quarter of fiscal year 2016.

Service revenue, which accounted for 48.1% and 40.5% of our total revenue in second quarter of fiscal years 2016 and 2015, respectively, increased 12.7% from the second quarter of fiscal year 2015 to the second quarter of fiscal year 2016. This year-over-year increase was the result of organic and acquisition-related growth.

Our fiscal years 2016 and 2015 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2016		FY 2015
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	12.7%	11.5%	7.5%	9.4%	9.8%	3.4%

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

	FY 2016		FY 2015
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$54,793	$53,198	$51,801	$50,793	$49,706	$48,583
Service Revenue Growth	10.2%	9.5%	7.5%	8.2%	9.7%	11.3%

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

	FY 2016		FY 2015
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	81.4%	82.4%	82.8%	81.8%	81.6%	82.8%
Outsourced	16.7%	15.8%	15.4%	16.4%	16.5%	15.1%
Freight Billed to Customers	1.9%	1.8%	1.8%	1.8%	1.9%	2.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 51.9% of our total revenue in the second quarter of fiscal year 2016 and 59.5% of our total revenue in the second quarter of fiscal year 2015. Distribution sales in the second quarter of fiscal year 2016 were $15.3 million, compared to $18.5 million in the second quarter of fiscal year 2015. This year-over-year decline was primarily attributed to reduced demand from the oil and gas and related industries and weaker sales to customers impacted by the strength of the U.S. dollar.

Our fiscal years 2016 and 2015 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2016		FY 2015
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(17.4%)	(5.0%)	5.5%	(2.9%)	6.4%	0.1%

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. Our total pending product shipments at the end of the second quarter of fiscal year 2016 were $3.1 million, a decrease of $0.3 million from the second quarter of fiscal year 2015. The following table presents our historical trend of total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2016 and 2015:

	FY 2016		FY 2015
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,124	$2,858	$3,215	$3,838	$3,383	$2,860
% of Pending Product Shipments
that were Backorders	78.4%	75.8%	73.9%	73.9%	69.0%	64.1%

Gross Profit:

	Second Quarter Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Gross Profit:
Service	$3,461	$3,272	$189	5.8%
Distribution	3,276	3,654	(378)	(10.3%)
Total	$6,737	$6,926	$(189)	(2.7%)

Total gross profit in the second quarter of fiscal year 2016 decreased $0.2 million, or 2.7%, from the second quarter of fiscal year 2015. As a percentage of total revenue, gross margin in the second quarter of fiscal year 2016 increased 60 basis points to 22.9% compared to 22.3% in the second quarter of fiscal year 2015.

Service gross profit in the second quarter of fiscal year 2016 increased $0.2 million, or 5.8%, from the second quarter of fiscal year 2015. Service gross margin decreased 160 basis points over the same period in the prior fiscal year to 24.4%. Our annual and quarterly Service gross margin is a function of several factors. In general, our Service revenue growth provides incremental gross margin growth due to the operating leverage achieved through our relatively fixed cost structure in this segment. However, other factors, such as percent of Service revenue outsourced to third-party vendors and the amount of Service revenue growth achieved through business acquisitions compared to that achieved organically may moderate or reduce our gross margins in any given quarter.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2016		FY 2015
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	24.4%	26.1%	33.2%	24.5%	26.0%	24.2%

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

Distribution gross profit was $3.3 million in the second quarter of fiscal year 2016, a $0.4 million decrease when compared to the second quarter of fiscal year 2015. As a percent of Distribution sales, Distribution gross margin was 21.4% in the second quarter of fiscal year 2016, a 170 basis point increase from the second quarter of fiscal year 2015. Vendor rebates accounted for 190 basis points of the segment gross margin in the second quarter of fiscal year 2016. The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2016		FY 2015
	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	19.4%	18.6%	19.2%	19.6%	19.8%	19.5%
Total Distribution Gross Margin (2)	21.4%	21.9%	20.7%	21.2%	19.7%	22.0%

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.
(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	Second Quarter Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$3,229	$3,169	$60	1.9%
Administrative	2,138	2,241	(103)	(4.6%)
Total	$5,367	$5,410	$(43)	(0.8%)

Operating expenses decreased by less than $0.1 million from the second quarter of fiscal year 2015 to the second quarter of fiscal year 2016. As a percentage of total revenue, operating expenses were 18.3% in the second quarter of fiscal year 2016 and 17.4% in the second quarter of fiscal year 2015.

Interest and Other Expense:

	Second Quarter Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Interest and Other Expense, net	$36	$138	$(102)	(73.9%)

Net interest and other expenses decreased $0.1 million in the second quarter of fiscal year 2016 compared to the second quarter of fiscal year 2015, primarily due to reduced foreign currency transaction costs.

Taxes:

	Second Quarter Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Provision for Income Taxes	$456	$519	$(63)	(12.1%)

Our effective tax rates for the second quarter of fiscal years 2016 and 2015 were 34.2% and 37.7%, respectively. The decrease largely reflects a change in the mix of taxable income between the U.S. and Canada. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

SIX MONTHS ENDED SEPTEMBER 26, 2015 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 2014 (dollars in thousands):

Revenue:

	Six Months Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Revenue:
Service	$27,725	$24,733	$2,992	12.1%
Distribution	31,421	35,497	(4,076)	(11.5%)
Total	$59,146	$60,230	$(1,084)	(1.8%)

Total revenue decreased $1.1 million, or 1.8%, from the first six months of fiscal year 2015 to the first six months of fiscal year 2016.

Service revenue increased $3.0 million, or 12.1%, from the first six months of fiscal year 2015 to the first six months of fiscal year 2016. The year-over-year increase was driven by a combination of organic and acquisition-related growth.

Our Distribution sales accounted for 53.1% and 58.9% of our total revenue in the first six months of fiscal years 2016 and 2015, respectively. For the first six months of fiscal year 2016, Distribution sales decreased $4.1 million, or 11.5%, compared to the first six months of fiscal year 2015. This year-over-year reduction in sales was primarily due to weakened demand from the oil and gas and related industries and weaker sales to customers impacted by the strength of the U.S. dollar.

Gross Profit:

	Six Months Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Gross Profit:
Service	$6,992	$6,209	$783	12.6%
Distribution	6,807	7,386	(579)	(7.8%)
Total	$13,799	$13,595	$204	1.5%

Total gross profit in the first six months of fiscal year 2016 increased $0.2 million, or 1.5%, from the first six months of fiscal year 2015. Total gross margin increased 70 basis points to 23.3% of total revenue in the first six months of fiscal year 2016 compared to 22.6% in the first six months of fiscal year 2015. The year-over-year increase in gross margin was primarily due to increased Distribution segment vendor rebates which contributed 80 basis points to total gross margin in the first six months of fiscal year 2016.

Service segment gross profit increased $0.8 million, or 12.6%, from the first six months of fiscal year 2015 to the first six months of fiscal year 2016. In the first six months of fiscal year 2016, Service segment gross margin was 25.2%, consistent with the same time period in the prior fiscal year.

Distribution segment gross profit decreased $0.6 million in the first six months of fiscal year 2016 to $6.8 million. Distribution segment gross margin increased 90 basis points to 21.7% in the first six months of fiscal year 2015 compared to 20.8% in the first six months of fiscal year 2015. This increase is primarily due to increased vendor rebates.

Operating Expenses:

	Six Months Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$6,769	$6,904	$(135)	(2.0%)
Administrative	4,633	4,416	217	4.9%
Total	$11,402	$11,320	$82	0.7%

Operating expenses for the first six months of fiscal year 2016 were $11.4 million, an increase of $0.1 million from the first six months of fiscal year 2015. The increase was primarily due to increased administrative expenses resulting from higher employee-related expenses, which were not fully offset by reductions in selling, marketing and warehouse expenses. As a percentage of total revenue, operating expenses during the first six months of fiscal year 2016 were 19.2%, compared to 18.8% in the first six months of fiscal year 2015.

Taxes:

	Six Months Ended		Change
	September 26,	September 27,
	2015	2014	$	%
Provision for Income Taxes	$787	$788	$(1)	(0.1%)

Our effective tax rates for the first six months of fiscal years 2016 and 2015 were 34.7% and 37.7%, respectively. The decrease largely reflects a change in the mix of taxable income between the U.S. and Canada. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows, and proceeds from our Revolving Credit Facility.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended
	September 26,	September 27,
	2015	2014
Cash Provided by (Used in):
Operating Activities	$5,314	$(411)
Investing Activities	(5,641)	(8,513)
Financing Activities	(21)	8,990

Operating Activities: Net cash provided by operations was $5.3 million during the first six months of fiscal year 2016 compared to $0.4 million of net cash used in operating activities during the first six months of fiscal year 2015.

The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant changes in net working capital were:

●

Receivables: Accounts receivable decreased by $1.9 million in the first six months of fiscal year 2016, compared to an increase of $0.7 million in the first six months of fiscal year 2015. The year-to-year variability is primarily due to sales declines in the first six months of fiscal year 2016. The following table illustrates our days sales outstanding as of September 26, 2015 and September 27, 2014:

	September 26,	September 27,
	2015	2014
Net Sales, for the last two fiscal months	$21,284	$22,776
Accounts Receivable, net	$15,004	$16,345
Days Sales Outstanding	42	43

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels will vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. During the first six months of fiscal year 2016, our inventory balance decreased $0.5 million due to normal inventory fluctuations. Our inventory balance increased $1.3 million during the first six months of fiscal year 2015, due to a large strategic inventory purchase.

●

Accounts Payable: In general, changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory receipts and inventory shipped directly to customers, as well as the timing of outsourced Service revenues. Accounts payable increased $0.7 million during the first six months of fiscal year 2016 compared to a $1.0 million increase in the first six months of fiscal year 2015.

●

Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first six months of fiscal year 2016, accrued compensation and other liabilities increased by $0.1 million, resulting from $0.5 million in non-equity performance-based compensation accruals in the period, offset by $0.4 million in payments of non-equity performance-based compensation. During the first six months of fiscal year 2015, accrued compensation and other liabilities decreased by $2.1 million, primarily due to the payment of previously accrued non-equity performance-based compensation.

●

Income Taxes Payable: In any given quarter, net working capital may be affected by the timing and magnitude of income tax payments. During the first six months of fiscal year 2015, income taxes payable decreased by $1.0 million whereas in the first six months of fiscal year 2016, income taxes payable decreased by less than $0.1 million.

Investing Activities: During the first six months of fiscal year 2016, we invested $2.7 million in capital expenditures, compared to $1.8 million in the first six months of fiscal year 2015, primarily for additional Service segment capabilities and assets for our instrument rental program. Also, during the first six months of fiscal year 2016, we used $2.9 million for business acquisitions, compared to $6.7 million used for a business acquisition in the first six months of fiscal year 2015.

Financing Activities: During the first six months of fiscal year 2016, approximately $0.2 million in net cash was used for repayment of our Revolving Credit Facility, offset by $0.2 million in cash generated from the issuance of common stock. During the first six months of fiscal year 2015, cash provided by financing activities included approximately $8.7 million in cash from our Revolving Credit Facility, used primarily to acquire a business, and $0.3 million from the issuance of common stock.

Credit Agreement: Through our credit agreement, as amended (the “Credit Agreement”), which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions to $15.0 million per fiscal year.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of September 26, 2015, $29.5 million was available under the Revolving Credit Facility, of which $12.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first six months of fiscal year 2016.

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

OUTLOOK

We expect to continue to successfully execute our strategy for the Service segment and look for it to deliver double-digit top-line segment growth in fiscal year 2016. Given the challenging market conditions in our Distribution segment, consolidated operating income growth for fiscal year 2016 is now expected to be in the low double-digits.

Looking beyond this fiscal year, we remain confident in the opportunities presented by our Service segment, both on the new business and acquisition front. With the recent acquisition of Anmar Metrology, we strengthened our presence in Southern California, which has a significant concentration of life sciences and aerospace companies, prime customers for our services. We are also optimistic that our new instrument rental program, enhanced web platform and the further leveraging of cross-selling opportunities between our two segments will drive improvements in the contribution from our Distribution segment, which continues to generate strong cash flow. Long term, Transcat is in an excellent position to advance our market position as a leader in calibration and compliance services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant. As of September 26, 2015, $29.5 million was available under our Revolving Credit Facility, of which $12.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We borrow from our Revolving Credit Facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of September 26, 2015, the one-month LIBOR was 0.2%. Our interest rate for the first six months of fiscal year 2016 ranged from 1.7% to 1.8%. On September 26, 2015, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for the first six months of fiscal years 2016 and 2015 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.3 million during the first six months of fiscal year 2016 and a gain of less than $0.1 million during the first six months of fiscal year 2015, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 26, 2015, the Company had a foreign exchange contract, which matured in October 2015, outstanding in the notional amount of $5.3 million. The Company does not use hedging arrangements for speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total	Weighted	Shares Purchased as	Approximate Dollar Value)
	Number	Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)
6/28/2015-9/26/2015	529 (2)	$9.45 (2)	-	-

(1)	We have an Executive Officer and Director Share Repurchase Plan (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers and directors, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the second quarter of fiscal year 2016.

(2)	These shares were repurchased from an employee of the Company in accordance with the Transcat, Inc. 2003 Incentive Plan and in connection with the exercise of options where the exercise price was paid through the tender of common stock that the employee otherwise owned.

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date:	November 6, 2015	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 6, 2015	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(3)	Articles of Incorporation and Bylaws
	3.1	Certificate of Amendment to Articles of Incorporation
(31)	Rule 13a-14(a)/15d-14(a) Certifications
	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32)	Section 1350 Certifications
	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(101)	Interactive Data File
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema Document
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document