Form 10-Q
period 2015-12-26
TRANSCAT INC
filed 2016-02-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 26, 2015

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓ ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [✓ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ ✓]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of February 3, 2016 was 6,906,010.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Service Revenue	$13,922	$12,603	$41,647	$37,336
Distribution Sales	16,238	18,449	47,659	53,946
Total Revenue	30,160	31,052	89,306	91,282

Cost of Service Revenue	10,650	9,513	31,383	28,037
Cost of Distribution Sales	12,732	14,545	37,346	42,656
Total Cost of Revenue	23,382	24,058	68,729	70,693

Gross Profit	6,778	6,994	20,577	20,589

Selling, Marketing and Warehouse Expenses	3,199	3,602	9,968	10,506
Administrative Expenses	1,897	2,015	6,530	6,431
Total Operating Expenses	5,096	5,617	16,498	16,937

Operating Income	1,682	1,377	4,079	3,652

Interest and Other Expense, net	62	83	193	266

Income Before Income Taxes	1,620	1,294	3,886	3,386
Provision for Income Taxes	552	481	1,339	1,269

Net Income	$1,068	$813	$2,547	$2,117

Basic Earnings Per Share	$0.15	$0.12	$0.37	$0.31
Average Shares Outstanding	6,900	6,823	6,878	6,788

Diluted Earnings Per Share	$0.15	$0.11	$0.36	$0.30
Average Shares Outstanding	7,137	7,081	7,134	7,061

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Net Income	$1,068	$813	$2,547	$2,117

Other Comprehensive Loss:
Currency Translation Adjustment	(133)	(166)	(354)	(346)
Unrecognized Prior Service Cost, net of tax effects
of $(6) and $(4) for the third quarters ended
December 26, 2015 and December 27, 2014,
respectively; and $(20) and $(12) for the nine
months ended December 26, 2015 and
December 27, 2014, respectively.	12	7	33	20
Unrealized Loss on Other Asset, net of tax
effects of $5 and $14 for the third quarters
ended December 26, 2015 and December 27,
2014, respectively; and $33 and $14 for the
nine months ended December 26, 2015 and
December 27, 2014, respectively.	(10)	(21)	(54)	(21)
Total Other Comprehensive Loss	(131)	(180)	(375)	(347)

Comprehensive Income	$937	$633	$2,172	$1,770

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 26,	March 28,
	2015	2015
ASSETS
Current Assets:
Cash	$152	$65
Accounts Receivable, less allowance for doubtful accounts of $119
and $111 as of December 26, 2015 and March 28, 2015, respectively	14,925	16,899
Other Receivables	1,167	1,171
Inventory, net	5,798	6,750
Prepaid Expenses and Other Current Assets	1,214	1,209
Deferred Tax Assets	1,026	1,048
Total Current Assets	24,282	27,142
Property and Equipment, net	11,813	9,397
Goodwill	22,462	20,923
Intangible Assets, net	3,814	3,554
Deferred Tax Assets	121	-
Other Assets	964	1,133
Total Assets	$63,456	$62,149

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,776	$7,695
Accrued Compensation and Other Liabilities	3,423	4,195
Income Taxes Payable	-	43
Total Current Liabilities	12,199	11,933
Long-Term Debt	10,538	12,168
Deferred Tax Liabilities	1,768	1,684
Other Liabilities	1,945	2,046
Total Liabilities	26,450	27,831

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized;
6,904,442 and 6,835,828 shares issued and outstanding
as of December 26, 2015 and March 28, 2015, respectively	3,452	3,418
Capital in Excess of Par Value	12,835	12,289
Accumulated Other Comprehensive Loss	(518)	(143)
Retained Earnings	21,237	18,754
Total Shareholders' Equity	37,006	34,318
Total Liabilities and Shareholders' Equity	$63,456	$62,149

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 26,	December 26,
	2015	2014
Cash Flows from Operating Activities:
Net Income	$2,547	$2,117
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss on Disposal of Property and Equipment	37	4
Deferred Income Tax (Benefit)	(206)	152
Depreciation and Amortization	2,711	2,268
Provision for Accounts Receivable and Inventory Reserves	129	79
Stock-Based Compensation Expense	284	474
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,945	916
Inventory	914	(1,059)
Prepaid Expenses and Other Assets	(122)	(950)
Accounts Payable	(271)	77
Accrued Compensation and Other Liabilities	(1,027)	(1,953)
Income Taxes Payable	462	(906)
Net Cash Provided by Operating Activities	7,403	1,219

Cash Flows from Investing Activities:
Purchases of Property and Equipment, net	(3,731)	(2,663)
Business Acquisitions, net of cash acquired	(2,918)	(6,681)
Net Cash Used in Investing Activities	(6,649)	(9,344)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(1,630)	7,244
Issuance of Common Stock	305	396
Repurchase of Common Stock	(73)	(71)
Net Cash (Used in) Provided by Financing Activities	(1,398)	7,569

Effect of Exchange Rate Changes on Cash	731	552

Net Increase in Cash	87	(4)
Cash at Beginning of Period	65	23
Cash at End of Period	$152	$19

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$155	$145
Income Taxes, net	$1,241	$2,392

Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$300	$-
Holdback Amounts Related to Business Acquisitions	$413	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 28, 2015	6,836	$3,418	$12,289	$(143)	$18,754	$34,318
Issuance of Common Stock	50	25	280	-	-	305
Repurchase of Common Stock	(8)	(4)	(5)	-	(64)	(73)
Stock-Based Compensation	26	13	271	-	-	284
Other Comprehensive Loss	-	-	-	(375)	-	(375)
Net Income	-	-	-	-	2,547	2,547

Balance as of December 26, 2015	6,904	$3,452	$12,835	$(518)	$21,237	$37,006

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and compliance services and distributor of professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes companies in the pharmaceutical, medical device and biotechnology industries. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing and other industries that require accuracy in their processes and confirmation of the capabilities of their equipment.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At December 26, 2015 and March 28, 2015, investment assets totaled $0.8 million and $0.9 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of the fiscal year ending March 26, 2016 (“fiscal year 2016”) and the first nine months of fiscal year 2015, the Company recorded non-cash stock-based compensation cost of $0.3 million and $0.5 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in the first nine months of fiscal year 2016 and $0.1 million in the first nine months of fiscal year 2015. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.4 million during the first nine months of fiscal years 2016 and 2015, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 26, 2015, the Company had a foreign exchange contract outstanding in the notional amount of $5.0 million. The Company does not use hedging arrangements for speculative purposes.

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

For the third quarter and first nine months of fiscal year 2016, the net additional common stock equivalents had no per share effect and a $.01 per share effect on the calculation of diluted earnings per share, respectively. For both the third quarter and first nine months of fiscal year 2015, the net additional common stock equivalents had a $.01 per share effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Average Shares Outstanding – Basic	6,900	6,823	6,878	6,788
Effect of Dilutive Common Stock Equivalents	237	258	256	273
Average Shares Outstanding – Diluted	7,137	7,081	7,134	7,061
Anti-dilutive Common Stock Equivalents		-	-	-

Recently Issued Accounting Pronouncements: In November 2015, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2015-017 to Topic 740, Income Taxes. This ASU requires entities to record all deferred tax liabilities and assets as noncurrent in the Consolidated Balance Sheet. This ASU is effective for fiscal years beginning after December 15, 2017 and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption of this ASU is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Subsequent Events: On December 30, 2015, the Company entered into Amendment 2 to its secured Credit Agreement, as amended by Amendment 1, (“Credit Agreement”), to amend borrowings available under the Credit Agreement for acquisitions to $17.0 million in the fiscal year ending March 26, 2016 and $15.0 million for each fiscal year ending thereafter.

Effective December 31, 2015, the Company acquired substantially all of the assets of Spectrum Technologies, Inc. ("Spectrum") for a cash purchase price of $11.8 million, pursuant to an Asset Purchase Agreement. The Company paid $10.1 million on the effective date and withheld $1.7 million for typical holdback provisions, as provided by the Asset Purchase Agreement. Headquartered in Paxinos, Pennsylvania, Spectrum provides commercial calibrations, test equipment repair services and product sales throughout North America.

Effective January 18, 2016, the Company acquired Dispersion Laboratory Inc. ("Dispersion"), through its wholly owned subsidiary, Transcat Canada Inc., for less than $1.0 million. Headquartered near Montreal, Quebec, Dispersion provides fully accredited services for the calibration, repair and product sales of weights, balances, temperature instruments and liquid handling devices.

For the above acquisitions, the allocation of the respective purchase prices to the fair value of the net assets acquired has not been completed. The results of operations of these acquisitions will be included with the results of the Company from their respective dates of acquisition.

NOTE 2 – DEBT

Description: Transcat, through its Credit Agreement which matures September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of December 26, 2015, $30.0 million was available under the Revolving Credit Facility, of which $10.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. The Company borrowed $10.1 million to purchase substantially all of the assets of Spectrum on December 31, 2015.

Except as otherwise provided for in Amendment 2 to the Credit Agreement and as described in Note 1, borrowings available under the Credit Agreement for business acquisitions are limited to $15.0 million in any fiscal year. During the first nine months of fiscal year 2016, the Company borrowed $2.9 million for business acquisitions.

Interest and Other Costs: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of December 26, 2015 was 0.4%. The Company’s interest rate for the first nine months of fiscal year 2016 ranged from 1.7% to 1.9%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first nine months of fiscal year 2016 and at December 26, 2015.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 26, 2015, 1.3 million shares were available for future grant under the 2003 Plan.

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

The Company achieved 75% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 30, 2013 and as a result, issued eighteen thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2016. The following table summarizes the non-vested performance-based restricted stock units outstanding as of December 26, 2015:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	December 26, 2015
April 2013	April 2013 - March 2016	99	$6.17	50% of target level
April 2014	April 2014 - March 2017	61	$9.28	50% of target level
April 2015	April 2015 – March 2018	73	$9.59	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, in the first nine months of fiscal years 2016 and 2015 was $0.2 million and $0.3 million, respectively. As of December 26, 2015, unearned compensation, to be recognized over the grants’ respective service periods, totaled $0.7 million.

During the first quarter of fiscal year 2015, the Company’s Board of Directors granted its Executive Chairman a stock award of ten thousand shares of common stock under the 2003 Plan. The award vested 50% on July 1, 2014, and the remaining 50% vested on July 1, 2015. During the second quarter of fiscal year 2016, the Company’s Board of Directors granted a stock award of two thousand shares of common stock under the 2003 Plan to a retiring board member. The award vested in the second quarter of fiscal year 2016. Total expense relating to these stock awards, based on grant date fair value, was less than $0.1 million in the first nine months of fiscal year 2016.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the nine months ended December 26, 2015:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2015	561	$6.83
Exercised	(36)	4.74
Forfeited	(1)	4.26
Outstanding as of December 26, 2015	524	6.98	3	$963
Exercisable as of December 26, 2015	444	6.87	2	$865

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2016 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 26, 2015. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total expense related to stock options was less than $0.1 million during the first nine months of fiscal years 2016 and 2015. Total unrecognized compensation cost related to non-vested stock options as of December 26, 2015 was $0.2 million, which is expected to be recognized over a weighted average period of two years. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2016 was $0.1 million. Cash received from the exercise of options in the first nine months of fiscal year 2016 was $0.2 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Service and Distribution. The Company has no inter-segment sales. The following table presents segment information for the third quarter and nine months ended December 26, 2015 and December 27, 2014:

	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Revenue:
Service	$13,922	$12,603	$41,647	$37,336
Distribution	16,238	18,449	47,659	53,946
Total	30,160	31,052	89,306	91,282

Gross Profit:
Service	3,272	3,090	10,264	9,299
Distribution	3,506	3,904	10,313	11,290
Total	6,778	6,994	20,577	20,589

Operating Expenses:
Service (1)	2,473	2,528	7,981	7,805
Distribution (1)	2,623	3,089	8,517	9,132
Total	5,096	5,617	16,498	16,937

Operating Income:
Service	799	562	2,283	1,494
Distribution	883	815	1,796	2,158
Total	1,682	1,377	4,079	3,652

Unallocated Amounts:
Interest and Other Expense, net	62	83	193	266
Provision for Income Taxes	552	481	1,339	1,269
Total	614	564	1,532	1,535

Net Income	$1,068	$813	$2,547	$2,117

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

During the first nine months of fiscal year 2016, the Company completed three business acquisitions.

●

On June 22, 2015, Transcat acquired substantially all of the assets of Calibration Technologies, Inc., a regional provider of analytical instrument services including qualification, validation, repair and installation, headquartered in Morris Plains, New Jersey.

●

Effective August 24, 2015, Transcat acquired Anmar Metrology, Inc. (“Anmar”), a calibration and repair service provider with significant focus on the life science and defense market, headquartered in San Diego, California.

●	On August 25, 2015, Transcat acquired Nordcal Calibration Inc. (“Nordcal”), a provider of radio frequency and electronic calibration and repair services, located in Montreal, Quebec.

These transactions align with the Company’s acquisition strategy of targeting service businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

The acquisitions were accounted for using the acquisition method of accounting. Goodwill, calculated as the excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired, generally represents expected future economic benefits arising from the reputation of an acquired business, the assembled workforce, expected synergies and other assets acquired that could not be individually identified and separately recognized. Other intangible assets, namely customer bases and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over an estimated useful life of up to 10 years. Amortization of goodwill and the intangible assets relating to the Anmar and Nordcal acquisitions is not expected to be deductible for tax purposes.

The total purchase price paid for the acquired businesses was approximately $3.6 million, net of $0.2 million cash acquired. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired:

Goodwill		$2,032
Intangible Assets – Customer Bases		1,031
Intangible Assets – Covenants Not to Compete		250
Deferred Tax Liabilities		(208)
		3,105
Plus:	Current Assets	430
	Non-Current Assets	945
Less:	Current Liabilities	(208)
	Non-Current Liabilities	(641)
Total Purchase Price		$3,631

The business acquisitions completed in the first nine months of fiscal year 2016 contain holdback provisions, as defined by the respective purchase agreements. The Company accrues contingent consideration, if any, based on its estimated fair value at the date of acquisition, in addition to other amounts relating to the holdback provisions. No contingent consideration or other holdback amounts were paid during the first nine months of fiscal year 2016. As of December 26, 2015, $0.3 million of contingent consideration and $0.4 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheet.

During the first nine months of fiscal year 2016, acquisition costs of $0.4 million were incurred and recorded as administrative expenses in the Consolidated Statement of Income. $0.2 million of these acquisition costs were incurred and recorded in the third quarter of fiscal year 2016.

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

	(Unaudited)
	Nine Months Ended
	December 26,	December 27,
	2015	2014
Total Revenue	$90,680	$93,894
Net Income	2,710	2,418
Basic Earnings Per Share	0.39	0.36
Diluted Earnings Per Share	0.38	0.34

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” as defined by the Private Securities Litigation Reform Act of 1995. These statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. All statements addressing operating performance, events, or developments that we expect or anticipate will occur in the future, including but not limited to statements relating to anticipated revenue, profit margins, sales operations, capital expenditures, cash flows, operating income, growth strategy, segment growth, potential acquisitions, market position, customer preferences and changes in market conditions in the industries in which we operate are forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, the highly competitive nature of our two business segments, cybersecurity risks and foreign currency rate fluctuations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 28, 2015. Should one or more of these risks or uncertainties materialize, or should any of our underlying assumptions prove incorrect, actual results may vary materially from those currently anticipated. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 28, 2015.

RESULTS OF OPERATIONS

The following table presents, for the third quarter and first nine months of fiscal years 2016 and 2015, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Gross Profit Percentage:
Service Gross Profit	23.5%	24.5%	24.6%	24.9%
Distribution Gross Profit	21.6%	21.2%	21.6%	20.9%
Total Gross Profit	22.5%	22.5%	23.0%	22.6%

As a Percentage of Total Revenue:
Service Revenue	46.2%	40.6%	46.6%	40.9%
Distribution Sales	53.8%	59.4%	53.4%	59.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	10.6%	11.6%	11.1%	11.5%
Administrative Expenses	6.3%	6.5%	7.3%	7.1%
Total Operating Expenses	16.9%	18.1%	18.4%	18.6%

Operating Income	5.6%	4.4%	4.6%	4.0%

Interest and Other Expense, net	0.2%	0.2%	0.2%	0.3%

Income Before Income Taxes	5.4%	4.2%	4.4%	3.7%
Provision for Income Taxes	1.9%	1.6%	1.6%	1.4%

Net Income	3.5%	2.6%	2.8%	2.3%

THIRD QUARTER ENDED DECEMBER 26, 2015 COMPARED TO THIRD QUARTER ENDED DECEMBER 27, 2014 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Revenue:
Service	$13,922	$12,603	$1,319	10.5%
Distribution	16,238	18,449	(2,211)	(12.0%)
Total	$30,160	$31,052	$(892)	(2.9%)

Total revenue declined $0.9 million, or 2.9%, from the third quarter of fiscal year 2015 to the third quarter of fiscal year 2016.

As a result of our Canadian operations, a portion of our revenue is denominated in Canadian dollars and translated to U.S. dollars at the average exchange rate for the period. As such, our total revenue and revenue growth (decline) for any year-over-year period may be affected by fluctuations in the value of the U.S. dollar relative to the Canadian dollar. Included in the $0.9 million year-over-year decline is a $0.5 million negative effect on translation of Canadian revenues, resulting from strengthening of the U.S. dollar relative to the Canadian dollar.

Service revenue, which accounted for 46.2% and 40.6% of our total revenue in the third quarter of fiscal years 2016 and 2015, respectively, increased 10.5% from the third quarter of fiscal year 2015 to the third quarter of fiscal year 2016. This year-over-year increase was the result of organic and acquisition-related growth.

Our fiscal years 2016 and 2015 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2016			FY 2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	10.5%	12.7%	11.5%	7.5%	9.4%	9.8%	3.4%

Within any quarter, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of reasons. Among those reasons are variations in the timing of periodic calibrations and other services, levels of customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2016 and 2015 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2016			FY 2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$56,112	$54,793	$53,198	$51,801	$50,793	$49,706	$48,583
Service Revenue Growth	10.5%	10.2%	9.5%	7.5%	8.2%	9.7%	11.3%

Within the calibration industry, there is a broad array of measurement disciplines making it costly and inefficient for any one provider to invest the needed capital for the facilities, equipment and uniquely trained personnel necessary to address all measurement disciplines with in-house calibration capabilities. Our strategy has been to focus our investments in the core electrical, temperature, pressure and dimensional disciplines. Accordingly, over the long-term, we expect to outsource 15% to 20% of Service business to third-party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. We continually evaluate our outsourcing needs and make personnel and capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter of fiscal years 2016 and 2015:

	FY 2016			FY 2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	81.5%	81.4%	82.4%	82.8%	81.8%	81.6%	82.8%
Outsourced	16.9%	16.7%	15.8%	15.4%	16.4%	16.5%	15.1%
Freight Billed to Customers	1.6%	1.9%	1.8%	1.8%	1.8%	1.9%	2.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 53.8% of our total revenue in the third quarter of fiscal year 2016 and 59.4% of our total revenue in the third quarter of fiscal year 2015. Distribution sales in the third quarter of fiscal year 2016 were $16.2 million, compared to $18.5 million in the third quarter of fiscal year 2015. This year-over-year decline was primarily attributed to reduced demand from the oil and gas and related industries and weaker sales to customers impacted by the strength of the U.S. dollar.

Our fiscal years 2016 and 2015 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2016			FY 2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(12.0%)	(17.4%)	(5.0%)	5.5%	(2.9%)	6.4%	0.1%

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Variations in pending product shipments can be impacted by several factors, including the timing of when product orders are placed in relation to the end of the fiscal period, specialized product orders that are not stocked, or production issues experienced by manufacturers. Our total pending product shipments at the end of the third quarter of fiscal year 2016 were $3.4 million, a decrease of $0.4 million from the third quarter of fiscal year 2015. The following table presents our historical trend of total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2016 and 2015:

	FY 2016			FY 2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,421	$3,124	$2,858	$3,215	$3,838	$3,383	$2,860
% of Pending Product Shipments
that were Backorders	73.8%	78.4%	75.8%	73.9%	73.9%	69.0%	64.1%

Gross Profit:

	Third Quarter Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Gross Profit:
Service	$3,272	$3,090	$182	5.9%
Distribution	3,506	3,904	(398)	(10.2%)
Total	$6,778	$6,994	$(216)	(3.1%)

Total gross profit in the third quarter of fiscal year 2016 decreased $0.2 million, or 3.1%, from the third quarter of fiscal year 2015. As a percentage of total revenue, gross margin in the third quarter of fiscal year 2016 was 22.5%, consistent with the third quarter of fiscal year 2015.

Service gross profit in the third quarter of fiscal year 2016 increased $0.2 million, or 5.9%, from the third quarter of fiscal year 2015. Service gross margin decreased 100 basis points over the same period in the prior fiscal year to 23.5%. Our annual and quarterly Service gross margin is a function of several factors. In general, our Service revenue growth provides incremental gross margin growth due to the operating leverage achieved through our relatively fixed cost structure in this segment. However, other factors, such as percent of Service revenue outsourced to third-party vendors and the amount of Service revenue growth achieved through business acquisitions compared to that achieved organically may moderate or reduce our gross margins in any given quarter.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2016			FY 2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	23.5%	24.4%	26.1%	33.2%	24.5%	26.0%	24.2%

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

Distribution gross profit was $3.5 million in the third quarter of fiscal year 2016, a $0.4 million decrease when compared to the third quarter of fiscal year 2015. As a percent of Distribution sales, Distribution gross margin was 21.6% in the third quarter of fiscal year 2016, a 40 basis point increase from the third quarter of fiscal year 2015. Vendor rebates accounted for 130 basis points of the segment gross margin in the third quarter of fiscal year 2016. The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2016			FY 2015
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	19.1%	19.4%	18.6%	19.2%	19.6%	19.8%	19.5%
Total Distribution Gross Margin (2)	21.6%	21.4%	21.9%	20.7%	21.2%	19.7%	22.0%

(1)	Channel gross margin is calculated as net sales less the direct cost of inventory sold divided by net sales.
(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	Third Quarter Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$3,199	$3,602	$(403)	(11.2%)
Administrative	1,897	2,015	(118)	(5.9%)
Total	$5,096	$5,617	$(521)	(9.3%)

Operating expenses decreased by $0.5 million from the third quarter of fiscal year 2015 to the third quarter of fiscal year 2016, primarily due to reduced employee related expenses and reduced expenses for printed marketing programs. As a percentage of total revenue, operating expenses were 16.9% in the third quarter of fiscal year 2016 and 18.1% in the third quarter of fiscal year 2015. Expenses relating to business acquisitions of $0.2 million are included in administrative expenses for the third quarter of both of fiscal years 2016 and 2015.

Interest and Other Expense:

	Third Quarter Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Interest and Other Expense, net	$62	$83	$(21)	(25.3%)

Net interest and other expenses decreased by less than $0.1 million in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015, primarily due to reduced year-over-year borrowings from our Revolving Credit Facility.

Taxes:

	Third Quarter Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Provision for Income Taxes	$552	$481	$71	14.8%

Our effective tax rates for the third quarter of fiscal years 2016 and 2015 were 34.1% and 37.2%, respectively. The decrease largely reflects a change in the mix of taxable income between the U.S. and Canada, which have different income tax rates. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

NINE MONTHS ENDED DECEMBER 26, 2015 COMPARED TO NINE MONTHS ENDED DECEMBER 27, 2014 (dollars in thousands):

Revenue:

	Nine Months Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Revenue:
Service	$41,647	$37,336	$4,311	11.5%
Distribution	47,659	53,946	(6,287)	(11.7%)
Total	$89,306	$91,282	$(1,976)	(2.2%)

Total revenue decreased $2.0 million, or 2.2%, from the first nine months of fiscal year 2015 to the first nine months of fiscal year 2016. Included in the $2.0 million year-over-year decline is a $1.3 million negative effect on translation of Canadian revenues, resulting from strengthening of the U.S. dollar relative to the Canadian dollar.

Service revenue increased $4.3 million, or 11.5%, from the first nine months of fiscal year 2015 to the first nine months of fiscal year 2016. The year-over-year increase was driven by a combination of organic and acquisition-related growth. Service revenue was 46.6% and 40.9% of our total revenue in the first nine months of fiscal years 2016 and 2015, respectively.

Distribution sales accounted for 53.4% and 59.1% of our total revenue in the first nine months of fiscal years 2016 and 2015, respectively. For the first nine months of fiscal year 2016, Distribution sales decreased $6.3 million, or 11.7%, compared to the first nine months of fiscal year 2015. This year-over-year reduction in sales was primarily due to weakened demand from the oil and gas and related industries and weaker sales to customers impacted by the strength of the U.S. dollar.

Gross Profit:

	Nine Months Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Gross Profit:
Service	$10,264	$9,299	$965	10.4%
Distribution	10,313	11,290	(977)	(8.7%)
Total	$20,577	$20,589	$(12)	(0.1%)

Total gross profit in the first nine months of fiscal year 2016 was consistent with that of the first nine months of fiscal year 2015. Total gross margin increased 40 basis points to 23.0% of total revenue in the first nine months of fiscal year 2016 compared to 22.6% in the first nine months of fiscal year 2015. The year-over-year increase in gross margin was primarily due to increased Distribution segment vendor rebates which contributed 70 basis points to total gross margin in the first nine months of fiscal year 2016.

Service segment gross profit increased $1.0 million, or 10.4%, from the first nine months of fiscal year 2015 to the first nine months of fiscal year 2016. In the first nine months of fiscal year 2016, Service segment gross margin was 24.6%, a 30 basis points reduction from first nine months of fiscal year 2015.

Distribution segment gross profit decreased $1.0 million in the first nine months of fiscal year 2016 to $10.3 million. Distribution segment gross margin increased 70 basis points to 21.6% in the first nine months of fiscal year 2015 compared to 20.9% in the first nine months of fiscal year 2015. This increase is primarily due to increased vendor rebates which are recorded as a reduction of Cost of Distribution Sales in the Consolidated Statements of Income.

Operating Expenses:
	Nine Months Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$9,968	$10,506	$(538)	(5.1%)
Administrative	6,530	6,431	99	1.5%
Total	$16,498	$16,937	$(439)	(2.6%)

Operating expenses for the first nine months of fiscal year 2016 were $16.5 million, a decrease of $0.4 million from the first nine months of fiscal year 2015. The decrease was primarily due to reduced employee related expenses and reduced expenses for printed marketing programs. As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2016 were 18.4%, compared to 18.6% in the first nine months of fiscal year 2015. Expenses relating to business acquisitions of $0.4 million and less than $0.1 million are included in administrative expenses for the first nine months of fiscal years 2016 and 2015, respectively. Performance-based compensation expense, a component of operating expenses, was $0.6 million for the first nine months of fiscal year 2016 and $1.0 million for the first nine months of fiscal year 2015. We expect total performance-based compensation expense for the full fiscal year 2016 to exceed that of the full fiscal year 2015.

Taxes:
	Nine Months Ended		Change
	December 26,	December 27,
	2015	2014	$	%
Provision for Income Taxes	$1,339	$1,269	$70	5.5%

Our effective tax rates for the first nine months of fiscal years 2016 and 2015 were 34.5% and 37.5%, respectively. The decrease largely reflects a change in the mix of taxable income between the U.S. and Canada, which have different income tax rates. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

Adjusted EBITDA (dollars in thousands):

In addition to other measures, management relies on earnings before interest, income taxes, depreciation and amortization, other income and expenses, and non-cash stock compensation expense (“Adjusted EBITDA”) as an indicator of performance of the business. We believe Adjusted EBITDA allows investors to view our performance in a manner similar to the methods used by management and provides additional insight into our operating results. Adjusted EBITDA is not a measure of financial performance under U.S. generally accepted accounting principles (“US GAAP”) and is not calculated through the application of US GAAP. As such, it should not be considered as a substitute or alternative for the US GAAP measures of net income; operating income or cash flows from operating, financing and investing activities; or a measure of liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly defined non-US GAAP measures used by other companies.

	Third Quarter Ended		Nine Months Ended
	December 26,	December 27,	December 26,	December 27,
	2015	2014	2015	2014
Net Income	$1,068	$813	$2,547	$2,117
+ Interest Expense	54	77	153	155
+ Other Expense / (Income)	8	6	40	111
+ Tax Provision	552	481	1,339	1,269
Operating Income	$1,682	$1,377	$4,079	$3,652
+ Depreciation & Amortization	969	897	2,711	2,268
+ Other (Expense) / Income	(8)	(6)	(40)	(111)
+ Noncash Stock Compensation	4	85	284	474
Adjusted EBITDA	$2,647	$2,353	$7,034	$6,283

Adjusted EBITDA for the third quarter of fiscal year 2016 was $2.6 million, a 12.5% improvement over the third quarter of fiscal 2015. Adjusted EBITDA for the first nine months of fiscal year 2016 was $7.0 million, up 12.0% from $6.3 million for the first nine months of fiscal year 2015. Improvements in Adjusted EBITDA in the third quarter and first nine months of fiscal year 2016 were primarily driven by increased operating income in the Service segment.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of working capital is cash flow from operations. We have funded operations and acquisitions in recent periods with operating cash flows and proceeds from our Revolving Credit Facility.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended
	December 26,	December 27,
	2015	2014
Cash Provided by (Used in):
Operating Activities	$7,403	$1,219
Investing Activities	(6,649)	(9,344)
Financing Activities	(1,398)	7,569

Operating Activities: Net cash provided by operations was $7.4 million during the first nine months of fiscal year 2016 compared to $1.2 million during the first nine months of fiscal year 2015.

The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant changes in net working capital were:

●

Receivables: Accounts receivable decreased by $2.0 million in the first nine months of fiscal year 2016, compared to a decrease of $0.4 million in the first nine months of fiscal year 2015. While accounts receivable balances typically decrease in the first three quarters of our fiscal year compared to the prior year’s ending balance due to seasonality in our revenue, this year-to-year variability is primarily due to lower revenues in the first nine months of fiscal year 2016 compared with the first nine months of fiscal year 2015. The following table illustrates our days sales outstanding as of December 26, 2015 and December 27, 2014:

	December 26,	December 27,
	2015	2014
Net Sales, for the last two fiscal months	$21,147	$21,734
Accounts Receivable, net	$14,925	$15,296
Days Sales Outstanding	42	42

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $1.0 during the first nine months of fiscal year 2016, compared to a $1.1 increase during the first nine months of fiscal year 2015. The year-over-year change represents timing of strategic purchases in fiscal year 2015 and a small reduction in on-hand inventory in fiscal year 2016, in response to reduced demand in our Distribution segment.

●

Accounts Payable: In general, changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of outsourced Service revenues and capital expenditures. Accounts payable increased $1.0 million during the first nine months of fiscal year 2016 compared with an increase of less than $0.1 million in the first nine months of fiscal year 2015.

●

Accrued Compensation and Other Liabilities: During the first nine months of fiscal year 2016, accrued compensation and other liabilities decreased by $0.8 million, primarily resulting from reductions in accrued payroll and other employee related expenses, including non-equity performance-based compensation. During the first nine months of fiscal year 2015, accrued compensation and other liabilities decreased by $2.1 million, primarily due to the payment of previously accrued non-equity performance-based compensation.

●

Income Taxes Payable: In any given quarter, net working capital may be affected by the timing and magnitude of income tax payments. During the first nine months of fiscal year 2015, income taxes payable decreased by $1.0 million whereas in the first nine months of fiscal year 2016, income taxes payable decreased by less than $0.1 million.

Investing Activities: During the first nine months of fiscal year 2016, we invested $3.7 million in capital expenditures, compared to $2.7 million in the first nine months of fiscal year 2015, primarily for additional Service segment capabilities and assets for our instrument rental program. Also, during the first nine months of fiscal year 2016, we used $2.9 million for business acquisitions, compared to $6.7 million used for a business acquisition in the first nine months of fiscal year 2015. We expect capital expenditures, primarily for service segment and rental business expansion, to total $4.0 million to $4.5 million for fiscal year 2016.

Financing Activities: During the first nine months of fiscal year 2016, approximately $1.6 million in net cash was used for repayment of our Revolving Credit Facility, offset by $0.3 million in cash generated from the issuance of common stock. During the first nine months of fiscal year 2015, cash provided by financing activities included approximately $7.2 million in cash from our Revolving Credit Facility and $0.4 million from the issuance of common stock.

Credit Agreement: Through our credit agreement, as amended (the “Credit Agreement”), which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions to $15.0 million per fiscal year. Amendment 2 to the Credit Agreement, dated December 30, 2015, increased the limit of borrowings that may be used for business acquisitions to $17.0 million for fiscal year 2016. The limit of borrowings that may be used for business acquisitions reverts to $15.0 million in fiscal year 2017.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of December 26, 2015, $30.0 million was available under the Revolving Credit Facility, of which $10.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. On December 31, 2015, we borrowed $10.1 million under the Revolving Credit Facility in connection with the acquisition of substantially all of the assets of Spectrum Technology, Inc.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first nine months of fiscal year 2016.

We believe that we have, and will continue to have, the liquidity necessary to meet our working capital needs and to execute our business growth strategy.

OUTLOOK

In a weak macro-environment, we continue to navigate well and execute our strategic plan. While we had projected double-digit operating income growth, we now believe our year-over-year operating income is likely to achieve flat to modest growth. Nonetheless, we believe Transcat is well positioned to capitalize on future growth opportunities as the industrial market rebounds. Initiatives we have in place to aid in this positioning include, but are not limited to, our rapid deployment of web-oriented technology upgrades that allow our Distribution business to compete more effectively on the web and our Service segment to strengthen its value proposition; successful completion and transition of numerous strategic acquisitions; and a host of new diversified programs in both segments of our business, including SKU expansion, instrument rentals, and value-added options on many of our products, all of which have generated meaningful operating income.

We have had a great year identifying, closing and transitioning strategic acquisitions, and we strongly believe our current acquisition strategy is the right strategy at the right time. Our recent transactions have strengthened our capabilities and geographic footprint. Spectrum Technologies serves the biomed market throughout North America and Dispersion adds life science capabilities to our already strong presence in Montreal. In addition, we close out fiscal 2016 with a strong acquisition pipeline that should position Transcat well in the coming year.

Through the combination of acquisitions and consistent organic growth, we have achieved our targeted year-over-year double-digit Service growth, despite significant headwinds, Our Distribution segment continues to move toward a more diversified portfolio in tandem with a series of ‘value added’ initiatives. We expect the Distribution segment to perform well in future periods.

Our strategic plan continues to be structured to enable us to grow to $175 million to $200 million in revenue within the next 5 years, but more importantly, our plan has us achieving double-digit EBITDA margins at those levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant. As of December 26, 2015, $30.0 million was available under our Revolving Credit Facility, of which $10.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

We borrow from our Revolving Credit Facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of December 26, 2015, the one-month LIBOR was 0.4%. Our interest rate for the first nine months of fiscal year 2016 ranged from 1.7% to 1.9%. On December 26, 2015, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

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

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.4 million during the first nine months of both fiscal years 2016 and 2015, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 26, 2015, the Company had a foreign exchange contract outstanding in the notional amount of $5.0 million. The Company does not use hedging arrangements for speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 1A. Risk Factors

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 28, 2015 filed with the Securities and Exchange Commission on June 25, 2015.

Volatility in the oil and gas industry has and could continue to negatively impact our operating results. A portion of our products and services customer base is directly or indirectly related to the oil and gas industry. As a result, demand for some of our products is dependent on the level of expenditures by the oil and gas industry. In addition to impacting our Distribution segment, an extended downturn in the oil and gas industry or continued volatility in oil and gas prices could impact customers’ demand for some of our services outside of life sciences, our largest industry customer sector, which could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: February 8, 2016	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 8, 2016	/s/ John J. Zimmer
John J. Zimmer
Senior Vice President of Finance and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

INDEX TO EXHIBITS

(10)	Material Contracts
10.1	Credit Facility Agreement Amendment 2 dated as of December 30, 2015 by and among Transcat, Inc. and Manufacturers and Traders Trust Company

10.2	Asset Purchase Agreement entered into effective as of December 31, 2015 by and among Transcat, Inc., Spectrum Technologies, Inc. and Brian E. Hubler and Kenneth E. Horvath

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document