Form 10-K
period 2016-03-26
TRANSCAT INC
filed 2016-06-20
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-K
___________________

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: March 26, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 25, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $61 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 25, 2015, as reported on The NASDAQ Global Market.

The number of shares of common stock of the registrant outstanding as of June 14, 2016 was 6,983,376.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 7, 2016 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” “intend” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Transcat, Inc. (“Transcat”, the “Company”, “we” or “us”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. We are focused on providing our services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated business, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment and for which the risk of failure is very costly.

We conduct our business through two operating segments: service (“Service”) and distribution (“Distribution”). See Note 7 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers in each segment and on cross-selling to existing customers to increase our total revenue. We serve approximately 17,000 and 21,000 customers through our Service and Distribution segments, respectively, with approximately 30% of those customers transacting with us through both of our business segments.

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® (“CalTrak®”). As of our fiscal year ended March 26, 2016 (“fiscal year 2016”), we operated twenty calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, and Canada. All of our Calibration Service Centers have obtained ISO/IEC 17025 scopes of accreditation, which are believed to be among the best in the industry. Our accreditations are the cornerstone of our quality program, which we believe is among the best in the industry. Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in life science and other FDA-regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service, regardless of which of our service centers completes the service.

Through our Distribution segment, we market, sell and rent national and proprietary brand instruments to customers globally. Our e-commerce-focused website and product catalog (the “Master Catalog”) offer access to more than 100,000 test, measurement and control instruments, including products from approximately 540 leading manufacturers. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Other value-added options we offer through our Distribution segment include equipment rentals for varied lengths of time and used equipment procurement, refurbishing and resale to meet various customer needs.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams stand ready to provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and trust in the integrity of our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, defense and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings and CalTrak®. In our fiscal year ended March 29, 2014 (“fiscal year 2014”) through fiscal year 2016, no customer or controlled group of customers accounted for 10% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ more than 500 people. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777. Our website is www.transcat.com.

OUR STRATEGY

Our two operating segments are highly complementary in that their offerings are of value to customers within the same industries. Our strategy is to leverage the complementary nature of our operating segments in ways that add value for all customers who select Transcat as their source for test and measurement equipment and/or calibration and laboratory instrument services. We strive to differentiate ourselves within the markets we serve and build barriers to competitive entry by offering a broad range of products and services and by integrating our product and service offerings in a value-added manner to benefit our customers’ operations.

Within the Service segment, our strategy is to drive organic growth through our unique value proposition which resonates strongly with customers who rely on accredited calibration services and/or laboratory instrument services and value superior quality to maintain the integrity of their processes and/or meet the demands of regulated business environments. We focus on customers who require precise measurement capability for their manufacturing and testing processes to minimize risk, waste and defects. We execute this strategy by leveraging our multiple locations, qualified technicians and breadth of capabilities. We differentiate ourselves from our competitors in this segment by offering a broad suite of services, maintaining internationally recognized third-party accredited quality systems and proprietary asset management software solutions and having one of the largest geographic footprints in North America with 20 Calibrated Service Centers.

Our Distribution segment strategy is to be the premier distributor of leading handheld test and measurement equipment. Through our vendor relationships we have access to more than 100,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat. We continuously evaluate our offerings and add new in-demand vendors and products and have expanded the number of SKU’s that we stock and the number of SKU’s that are sold with pre-shipment calibrations. In recent years, we have increased our focus on digital marketing to capitalize on the growing B2B ecommerce trend. Our search engine optimization strategy includes the development of unique, industry-targeted content to capture relevant web traffic, and we continue to build our presence in online marketplaces. In addition to offering pre-shipment calibrations of new equipment purchases, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We see these initiatives as important to the future of our Distribution segment, as we seek to diversify and stabilize this operating segment’s performance in the wake of negative macro-economic conditions, changes in customers’ online buying patterns and increased competition.

As part of our growth strategy, we completed a number of business acquisitions during our fiscal years 2014 through 2016:

●	On August 31, 2014, we acquired Ulrich Metrology Inc. (“Ulrich”). Headquartered in Montreal, Quebec, Ulrich is a provider of accredited and commercial calibrations throughout Canada that specializes in providing custom metrology solutions for the aerospace and defense, industrial manufacturing and life science industries.

●	On March 6, 2015, we acquired substantially all of the assets of Apex Metrology Solutions (“Apex”). Apex is a provider of accredited and commercial calibrations, specializing in 3D metrology services, through its ISO 17025 accredited lab located in Ft. Wayne, Indiana.

●	On June 22, 2015, we acquired substantially all of the assets of Calibration Technologies, Inc. (“Calibration Technologies”, a regional provider of analytical instrument services including qualification, validation, repair and installation, headquartered in Morris Plains, New Jersey.

●	Effective August 24, 2015, we acquired Anmar Metrology, Inc. (“Anmar”), a calibration and repair service provider with significant focus on the life science and defense market, headquartered in San Diego, California.

●	On August 25, 2015, we acquired Nordcal Calibration Inc. (“Nordcal”), a provider of radio frequency and electronic calibration and repair services, located in Montreal, Quebec.
●	Effective December 31, 2015, we acquired substantially all of the assets of Spectrum Technologies, Inc. (“Spectrum”). Headquartered in Paxinos, Pennsylvania, Spectrum provides commercial calibrations, test equipment repair services and product sales throughout North America, primarily to companies in the life science and biomedical sectors.

●	Effective January 18, 2016, we acquired Dispersion Laboratory Inc. (“Dispersion”), headquartered near Montreal, Quebec, Dispersion provides fully accredited services for the calibration, repair and product sales of weights, balances, temperature instruments and liquid handling devices.

In addition, just subsequent to the end of our fiscal year 2016, we acquired substantially all the assets of Excalibur Engineering, Inc. (“Excalibur”), a California based provider of calibration services, new and used test equipment, and product rentals.

Our acquisition strategy primarily targets service businesses that expand our geographic reach and leverage our infrastructure while also increasing the depth and/or breadth of our service capabilities and expertise. The table below illustrates the strategical drivers for each of the acquisitions executed during our fiscal year 2014 through our fiscal year 2016:

	Geographic	Increased	Leveraged
	Expansion	Capabilities	Infrastructure
Ulrich	✓	✓	✓
Apex	✓	✓
Calibration Technologies		✓
Anmar	✓
Nordcal		✓	✓
Spectrum	✓	✓
Dispersion		✓

We believe our combined Service and Distribution segment offerings, experience, technical expertise and integrity create a unique and compelling value proposition for our customers, and we intend to continue to grow our business through organic revenue growth and business acquisitions. We believe the attributes of our Service segment which include higher gross margins and a recurring revenue stream are more compelling than our legacy Distribution segment. For this reason, we expect our Service segment to be the primary source of revenue and earnings growth in future fiscal years. The chart below illustrates Service segment and Distribution segment revenue as a portion of overall revenue over the past five years:

SEGMENTS

Service Segment

Calibration

Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some specifically defined form. After the calibration has been completed, a decision is made, based on rigorously defined parameters, regarding what, if anything, should be done to the unit to conform to the required standards or specifications. The decision may be to adjust, optimize or repair a unit; limit the use, range or rating of a unit; scrap the unit; or leave the unit as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements. In addition to being an element of risk management, calibration improves an operation’s productivity and efficiency to optimal levels by assuring accurate, reliable instruments and processes. Through our Service segment, we generally perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and used instruments, as well as repair services for our customers.

We perform over 425,000 calibrations annually and can address approximately 90% of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we have historically subcontracted to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 15% of our Service segment revenue, we believe the management of these vendors is highly valued by our customers, and our relationships have enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets.

Laboratory Instrument Services

Our laboratory instrument services include analytical qualification, validation, remediation and preventative maintenance services. Our analytical qualification and validation services provide a comprehensive and highly specialized service offering focused on life science-related industries. Analytical qualifications and validation services include validations to specifically documented protocols that are commonly used in highly-regulated life science industries including installation qualification (IQ), operational qualification (OQ), and performance qualification (PQ). Most of the demand for our qualification, validation and preventative maintenance services comes from companies and institutions engaged in pharmaceutical manufacturing and research and development.

Our goal is to deliver specialized technical services with a quality assurance approach, which maximizes document accuracy and on-time job delivery. These industries demand knowledgeable contract services, and Transcat meets these demands with cGMP and GLP compliant services. Companies within these innovative and cutting-edge life science industries need a reliable alternative to the original equipment manufacturers (“OEMs”) and the “generalist” service providers who cannot meet their industry-specific needs. We believe our value proposition to the life science industries is unique as a result of offering a comprehensive suite of both traditional calibration and laboratory instrument and other analytical services.

Analytical qualifications and preventative maintenance services are typically based on service agreements for periodic service, and tend to generate recurring revenue. Some validation services are based on certain customer processes. While some validation services may not be repeated, we generally develop relationships with these customers that lead to demand for additional unique validation services. Remediation services are based on specific regulatory actions and are generally project-based and required by a customer for a finite period of time. Remediation revenue is not recurring by its nature.

Other Services

We provide other services to our customers such as three dimensional parts inspections, which are typically performed for customers engaged in medical device manufacturing and testing, and repair and consulting services, which appeal to a broad range of customers. These services allow us to provide “one-stop shopping” for our customers.

Regulation

Our Service segment provides periodic calibration and laboratory instrument services for our customers’ test and measurement instruments and other equipment. We specifically target industries and companies that are regulated by the FDA, FAA or other regulatory bodies and, as a result, require quality calibration and laboratory instrument services as a critical component of their business operations. As a result of the various levels of regulation within our target industries, calibration and laboratory instrument service sourcing decisions are generally made based on the provider’s quality systems, accreditation, reliability, trust, customer service and documentation of services. To maintain our competitive position in this segment, we maintain internationally recognized third-party accredited quality systems, further detailed in the section entitled “Quality” below, and provide our customers with access to proprietary asset management software solutions, which offer tools to manage their internal calibration programs and provide them with visibility to their service records.

Approach

Transcat’s calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

1)	We offer an “Integrated Calibration Services Solution” that provides a complete wrap-around service, which can be delivered in the following ways:

●	permanent on-site services: Transcat establishes and manages a calibration service program within a customer’s facility;
●	periodic on-site services: Transcat technicians travel to a customer’s location and provide bench-top or in-line calibration or laboratory services on predetermined service cycles;
●	in-house services: services are performed at one of our Calibration Service Centers (often accompanied by pick-up and delivery services); and
●	mobile calibration services: services completed on customer’s property within our mobile calibration unit.

2)	For companies that maintain an internal calibration operation, we can provide:

●	calibration of primary standards; and
●	overflow capability, either on-site or at one of our Calibration Service Centers, during periods of high demand.

Inclusive with all these services, we provide total program management including logistical, remediation and consultation services when needed.

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

Our laboratory instrument services strategy is to identify and establish long-term relationships with life science research and development and manufacturing customers who require analytical qualifications, validation, remediation and/or preventative maintenance services. In most cases, these customers are life science companies, including pharmaceutical and biotechnology companies engaged in research and development and manufacturing, which are subject to extensive government regulation. The services we provide to these regulated customers are typically a critical component of the customer’s overall compliance program. Because many laboratory instrument service customers operate in regulated industries, these same customers typically also require accredited calibration services. This requirement allows a natural synergy between our laboratory instrument and calibration services. Our strategy includes cross-selling our services within our customer accounts to maximize our revenue opportunities with each customer.

CalTrak®

CalTrak® is our proprietary documentation and asset management software which is used to manage both the workflow of our Calibration Service Centers and our customers’ assets. With CalTrak®, we are able to provide our customers with timely and consistent calibration service while optimizing our own efficiencies. CalTrak® has been validated to U.S. federal regulations 21 CFR Part 820.75 and 21 CFR Part 11, as applicable. This validation is important to pharmaceutical and other FDA-regulated industries where federal regulations can be particularly stringent.

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

Our newly developed web-based customer portal and asset management tool (“C3™”) is scheduled to replace CalTrak® Online in fiscal year 2017. C3™ stands for Compliance, Control and Cost and at Transcat we see these as the major areas of focus for our clients within the regulatory environment as it relates to instrument calibration. We specifically designed C3™ to assist our valued clients in driving compliance to quality systems, enhancing control of instrumentation while driving overall metrology cost down. Understanding the unique environments that our clients operate within, we customized the platform to allow for single system of record utilization via capabilities that allow clients to track instruments maintained internally in addition to instruments supported by Transcat. C3™ is validated to 21 CFR Part 820.75 and 21 CFR Part 11 to meet stringent FDA requirements.

Marketing and Sales

Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets by leveraging our unique value proposition, including our broad geographic footprint and comprehensive suite of services. We target regulated, enterprise customers with multiple manufacturing operations throughout North America. We leverage our ability to manage the complete life cycle of instrumentation from purchase of calibrated equipment to long-term service and maintenance requirements. Connecting all the dots by using new and used product sales, rentals, and repair and calibration services is the aim of our marketing and sales initiatives. We also have a team of account managers, focused on servicing the needs of our existing customers. We utilize print media, trade shows and web-based initiatives to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including life science and other FDA-regulated industries, aerospace and defense, energy and utilities, and chemical manufacturing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations. Our quality process and standards are designed to meet the needs of companies that must address regulatory requirements and/or have a strong commitment to quality and a comprehensive calibration and compliance program.

The approximate percentage of our Service revenue by industry type for the periods indicated are as follows:

	FY 2016	FY 2015	FY 2014
Life Science/FDA-regulated	39%	32%	34%
Industrial Manufacturing	24%	29%	28%
Energy/Utilities	7%	8%	8%
Chemical Manufacturing	6%	7%	7%
Other	24%	24%	23%
Total	100%	100%	100%

Competition

The calibration services industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations, such as Transcat, to non-accredited, sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that generally do not have a range of capabilities as broad as ours. There are also several companies with whom we compete that have national or regional operations. We differentiate ourselves from our competitors by demonstrating our commitment to quality, offering a broad suite of services, having a wide range of capabilities that are tailored to the markets we serve, and having a geographical footprint that spans North America. Customers see the value in using our unique CalTrak® Online and C3™ asset and data management programs to monitor their instrument’s status, history and performance data. We believe we are fundamentally different from most of our competitors, because we have the ability to bundle product, calibration, laboratory instrument and other services in a value-added manner, allowing our customers to utilize a single source.

Competition for laboratory instrument services is composed of both small local and regional service providers and large multi-national OEMs. We believe we are generally financially stronger, service a larger customer base and are typically able to offer a larger suite of services than many of the small local and regional competitors. The large OEMs may offer specialized services and brand-specific expertise which we do not offer, but they are generally focused on providing specialized services only for their proprietary brands and product lines, rather than servicing an array of brands and product lines as we do. We believe our competitive advantages in the laboratory instrument services market are our financial and technical resources, turnaround time, and flexibility to react quickly to customers’ needs. The breadth of our suite of laboratory instrument service, combined with our calibration service offerings, also differentiates us from our competitors by allowing us to be our customers’ one-source accredited provider for their entire calibration and compliance programs.

Quality

The accreditation process is the only system currently in existence that validates measurement competence. To ensure that the quality and consistency of our customer calibrations are consistent with the global metrology network, designed to standardize measurements worldwide, we have sought and achieved international levels of quality and accreditation. Our Calibration Service Centers are accredited to ISO/IEC 17025:2005 by National Voluntary Laboratory Accreditation Program (“NVLAP”) and other accrediting bodies. These accrediting bodies are signatories to the International Laboratory Accreditation Cooperation (“ILAC”), are proficient in the technical aspects of the chemistry and physics that underlie metrology, and provide an objective, third-party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes. Accreditation also requires that all measurement standards used for accredited measurements have a fully documented path, known as Metrological Traceability, through the National Institute of Standards and Technology or the National Research Council (these are the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our Calibration Service Center, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards, all inclusive of measurement uncertainties. Acquired calibration labs might use other quality registration systems. We continually evaluate when to integrate acquired quality systems with the focus on minimizing business disruptions and disruptions to our customers.

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

Our scopes of accreditation can be found at http://www.transcat.com/calibration-services/accreditation/calibration-lab-certificates.

Distribution Segment

Summary

Our customers use test and measurement instruments to ensure that their processes, and ultimately their end products, are within specification. Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial test and measurement instrumentation market, in those geographic areas where we predominately operate, has historically been serviced by broad-based national equipment distributors and niche or specialty-focused organizations such as Transcat. We offer value-added services such as calibration/certification of equipment purchases, equipment rentals, used equipment for sale, and equipment kitting. In recent years, online-based distributors have become more prevalent. To more effectively compete with these online-based distributors, we have continued to make improvements to our website, and have added enhanced e-commerce capabilities.

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

We believe that a customer chooses a distributor based on a number of different criteria, including the timely delivery and accuracy of orders, consistent product quality, the technical competence of the representative serving them, value-added services, and price. The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel, and products are typically obtained from one or more distributors. Our on-line presence including our website and e-newsletters, Master Catalog, supplemental mailings, and other sales and marketing activities are designed to create demand and maintain a constant presence in front of our customers to ensure we receive the order when they are ready to purchase.

We provide our customers with value-added services including technical support, to ensure our customers receive the right product for their specific need, and the option to have calibration service performed on their new product purchases prior to shipment. We also offer online procurement, same day shipment of in-stock items, kitted products, the option to rent, training programs and a variety of custom product offerings. Items are regularly added to and deleted from our product offerings on the basis of customer demand, recommendations of suppliers, sales volumes and other factors. Because of the breadth of our product and service offerings, we are often a “one-stop shop” for our customers who gain operational efficiency by dealing with just one distributor for most or all of their test and measurement instrumentation needs.

Over the last several fiscal quarters, we have experienced a gradual decline in sales in our Distribution segment. We have attributed this decline to continued competitive pressures as well as the recessionary conditions experienced in U.S. industrial output in general and in the oil and gas industry in particular. To mitigate the impact of competition and recessionary market conditions, we have expanded our sales offerings of calibrated new equipment and forayed into the equipment rental and used equipment sales markets organically and acquisitively, through the acquisition of Excalibur. We will continue to use these and other efforts to bolster sales in the Distribution segment in an effort to stabilize the recent unpredictability and uncertainty of the Distribution segment.

Marketing and Sales

We market, create demand and sell to our customers through multiple sales channels consisting of direct marketing, our website, web-based advertising, proactive outbound sales and an inbound call center. Our outbound and inbound sales teams are staffed with technically trained personnel who are available to help guide product selection. Customers may also purchase products through our website at www.transcat.com. Our website serves as a sales channel for our products and services, and provides search capability, detailed product information, in-stock availability, selection guides, demo videos and downloadable product specification sheets. We have made investments in our website to implement the latest marketing technologies which allow us to provide an intuitive customer experience, with simple product comparison and quoting, ease at checkout and automated post-order follow-up.

Through our Master Catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs, we offer our customers a broad selection of highly recognized branded products at competitive prices. The instruments typically range in price from $100 to over $25,000.

During fiscal year 2016, we circulated over 1.1 million pieces of direct marketing materials including catalogs, brochures, supplements and other promotional materials. We also disseminated approximately 7.5 million e-newsletters to our existing and prospective customers. Some of the key factors that determine the number of catalogs and other direct marketing materials sent to each customer include relevancy of new product introductions, the customer’s market segments and purchase history.

As a result of strong relationships with our product vendors and our historical performance of effectively marketing, we have the opportunity to carry out co-branded marketing initiatives, aimed at our existing customers and our prospective customer base, for which we receive cooperative advertising support. These co-branded marketing initiatives typically feature specific vendors, new products or targeted product categories and take the form of direct mailers, web-based initiatives or outbound sales efforts.

The acquisition of Excalibur in April 2016 brings us a network of experienced independent sales representatives who are currently focused on selling new and used equipment and equipment rentals, but who also will have the ability to sell our comprehensive suite of calibration services.

Competition

The distribution market for industrial test and measurement instrumentation is fragmented and highly competitive. Our competitors range from large national distributors and manufacturers that sell directly to customers to small local distributors. In addition, web-based distributors have become more prevalent in recent years and are increasing their market share. Key competitive factors typically include customer service and support, quality, lead time, inventory availability, brand recognition and price. To address our customers’ needs for technical support and product application assistance, and to differentiate ourselves from competitors, we employ a staff of highly trained technical sales specialists. In order to maintain this competitive advantage, technical training is an integral part of developing our sales staff.

Recently online competitors have emerged as a significant source of competition in the marketplace for some of the test and measurement instruments we sell. While online competitors lack the value-added services we offer in our Distribution segment, they have been successful in capturing some market share in the worldwide market for test and measurement instruments. To stay ahead of growing competition from these online distributors and the general trend of increased use of e-commerce, we continue to make improvements to our website design and functionality. Improvements made to our website are focused around enhancing customer experience through ease of use, better browsing and search functions, increased relevant and unique content as well as recommendations for complementary products and services.

Suppliers and Purchasing

We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 425 suppliers of brand name and private-labeled equipment. In fiscal year 2016, our top 10 vendors accounted for approximately 61% of our aggregate Distribution business. Approximately one-third of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we serve.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers, whose individual purchases vary in size. We can usually ship our top selling products to our customers the same day they are ordered.

Vendor Rebates

We have agreements with certain product vendors that provide for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter.

Operations

Our distribution operations primarily take place within our 37,250 square-foot facility in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon. The Rochester location also serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. The Portland location also is a Calibration Service Center. In fiscal year 2016, we shipped approximately 31,000 product orders, in the aggregate, from both locations. We also have two smaller warehouse facilities in Wisconsin that fulfill orders for certain large industrial scales.

Distribution

We distribute our products throughout North America and internationally. We maintain appropriate inventory levels in order to satisfy anticipated customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock management information system. Our systems facilitate prompt and accurate order fulfillment and freight manifesting.

Backlog

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $3.0 million and $3.2 million as of March 26, 2016 and March 28, 2015, respectively.

CUSTOMER SERVICE AND SUPPORT

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

INFORMATION REGARDING EXPORT SALES

In fiscal years 2014 through 2016, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2016, approximately 14% were denominated in U.S. dollars and the remaining 86% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

INFORMATION SYSTEMS

We utilize a turnkey enterprise software solution from Infor, Inc. (“Infor”) called Application Plus to manage our business and operations segments. This software includes a suite of fully integrated modules to manage our business functions, including customer service, warehouse management, inventory management, financial management, customer relations management and business intelligence. This solution is a fully mature business package and has been subject to more than 20 years of refinement. We utilize customer relationship management (“CRM”) software offered by SalesForce.com, Inc., which is strategically partnered with Infor, allowing us to fully integrate the CRM software with our Infor enterprise software.

We also utilize CalTrak®, our proprietary document and asset management system, to manage documentation, workflow and customers’ assets within and amongst most of our Calibration Service Centers. In addition to functioning as an internal documentation, workflow, and asset management system, CalTrak®, through CalTrak® Online and C3™, provides customers with web-based calibration cycle management service and access to documentation relating to services completed by Transcat. Certain recent acquisitions utilize either third-party or their own proprietary calibration management systems. We continually evaluate when to integrate these acquired systems with a focus on obtaining operational synergies while imposing minimal disruption to customers.

INTELLECTUAL PROPERTY

We have federally registered trademarks for Transcat® and CalTrak®, which we consider to be of material importance to our business. The registrations for these trademarks encompass multiple classes, and the registrations are in good standing with the U.S. Patent & Trademark Office. Our CalTrak® trademark is also registered in Canada for one class with the Canada Intellectual Property Office. Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

In addition, we own www.transcat.com and www.transcat.ca. As with phone numbers, we do not have and cannot acquire any property rights to an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

SEASONALITY

Our business has certain historical seasonal factors. Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to operating cycles of our industrial sector customers.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, or local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2016, we had 537 employees, including 11 part-time employees, compared with 443 employees, including 16 part-time employees, at the end of fiscal year 2015.

MANAGEMENT TEAM

The following table presents certain information regarding our management team, including our executive officers and certain key employees as of March 26, 2016:

Name	Age	Position
Lee D. Rudow	51	President and Chief Executive Officer
		Senior Vice President of Finance and Chief Financial Officer
John J. Zimmer	57	(retired effective March 27, 2016)
		Vice President of Finance (Chief Financial Officer effective
Michael J. Tschiderer	56	March 27, 2016)
Jennifer J. Nelson	45	Vice President of Human Resources
Michael W. West	45	Vice President of Inside Sales and Marketing
Scott D. Sutter	45	Vice President of Business Development
Robert A. Flack	46	Vice President of Operations
Scott D. Deverell	50	Corporate Controller and Principal Accounting Officer

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

We also post on our website our board of directors’ committee charters (audit committee, compensation committee and corporate governance and nominating committee) and Code of Ethics. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 35 Vantage Point Drive, Rochester, New York 14624.

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

Volatility in the oil and gas industry has and could continue to negatively impact our operating results. A portion of our products and services customer base is directly or indirectly related to the oil and gas industry. As a result, demand for some of our products is dependent on the level of expenditures by the oil and gas industry. In addition to the more significant impact on our Distribution segment, an extended downturn in the oil and gas industry or continued volatility in oil and gas prices could impact customers’ demand for some of our services (generally excluding life sciences, our largest industry customer sector), which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success may be affected by our current and future indebtedness. Under our revolving credit facility, as of March 26, 2016, we owed $19.1 million to our secured creditor, a commercial bank. We borrowed $10.0 million on April 1, 2016 via a term loan to fund the acquisition of Excalibur and provide us additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on The NASDAQ Global Market, we have historically experienced a relatively low trading volume. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

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

Our stock price may be volatile. The stock market, from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. Our stock may be affected by market volatility and by our own performance. The following factors, among others, may have a significant effect on the market price of our common stock:

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

Our business acquisitions or future business acquisition efforts, which are important to our growth, may not be successful, which may limit our growth or adversely affect our results of operations and financial condition. Business acquisitions have been an important part of our growth to date. As part of our business strategy, we may make additional acquisitions of companies that could complement or expand our business, augment our market coverage, provide us with important relationships or otherwise offer us growth opportunities. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If we fail to successfully acquire businesses, our growth and results of operations could be adversely affected.

We may not successfully integrate business acquisitions. During fiscal year 2016 we acquired five businesses and completed a sixth acquisition just after the end of fiscal year 2016. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration involves many challenges, including:

●	The difficulty of integrating acquired operations and personnel with our existing operations;
●	The difficulty of developing and marketing new products and services;
●	The diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;

●	Our exposure to unforeseen liabilities of acquired companies; and
●	The loss of key employees of an acquired operation.

In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:

●	Charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
●	Interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
●	Any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current shareholders.

If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

Any impairment of goodwill or other intangible assets could negatively impact our results of operations. Our goodwill and other intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or other intangible assets as of March 26, 2016.

The financing of any future acquisitions we might make may result in dilution to your stock ownership and/or could increase our leverage and our risk of defaulting on our bank debt. Our business strategy includes expansion into new markets and enhancement of our position in existing markets, including through acquisitions. In order to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could significantly increase our leverage and our risk of default under our existing credit facility.

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

Within our Distribution segment, we compete with numerous companies, including several major manufacturers and distributors. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors in the product distribution industry could also obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. Industry consolidation among distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition and adversely affect our business or results of operations.

In each of the industries in which we compete, some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. In the future, we may be unable to compete successfully and competitive pressures may reduce our sales.

Our Service segment has a high concentration of customers in the life science and other FDA-regulated and industrial manufacturing industries. A large number of our Service segment customers operate in the pharmaceutical and other FDA-regulated or industrial manufacturing industries. This concentration of our customer base affects our overall risk profile, since a significant portion of our customers will be similarly affected by changes in economic, political, regulatory, and other industry conditions. We anticipate that our Service segment will continue to grow and comprise a greater percentage of our total revenue, which could increase our exposure to fluctuations in the life science and other FDA-regulated or industrial manufacturing industries. An abrupt or unforeseen change in conditions in these industries could adversely affect customer demand for our services, which could have a material adverse effect on our financial results.

Competition in our Distribution segment is changing with an increase in web-based distributors. We may not be able to compete successfully. We face substantial and increased competition throughout the world, especially in our Distribution segment where, over the last several fiscal quarters, we have experienced a gradual decline in sales. The competition is changing, with web-based distributors becoming more prevalent and increasing their market share. Some of our competitors are much larger than us. Changes in the competitive landscape pose new challenges that could adversely affect our ability to compete. Entry or expansion of other vendors into this market may establish competitors that have larger customer bases and substantially greater financial and other resources with which to pursue marketing and distribution of products. Their current customer base and relationships, as well as their relationships and ability to negotiate with manufacturers, may also provide them with a competitive advantage. If we are unable to effectively compete with our current and future competitors, our ability to sell products could be harmed and could result in a negative impact on our Distribution segment. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

Our enterprise resource planning system is aging and we may experience issues from any implementation of a new enterprise resource planning system. We have an enterprise resource planning system (“ERP” or “Application Plus”) to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Although we use current versions of software and have support agreements in place, due to the age of our ERP, we anticipate that a new ERP will be required to be implemented in the future. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of a new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

We rely on our CalTrak®, Application Plus (our ERP) and other management information systems for inventory management, distribution, workflow, accounting and other functions. If our CalTrak®, Application Plus and other management information systems fail to adequately perform these functions, experience an interruption in their operation or a security breach, our business and results of operations could be adversely affected. The efficient operation of our business depends on our management information systems. We rely on our CalTrak®, Application Plus and other management information systems to effectively manage accounting and financial functions, customer service, warehouse management, order entry, order fulfillment, inventory replenishment, documentation, asset management, and workflow. Our management information systems are vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, vandalism, terrorist attacks, power loss, or other computer systems, internet, telecommunications or data network failures. Any such interruptions to our management information systems could disrupt our business and could result in decreased revenues, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our management information systems are vulnerable to security breaches. Our security measures or those of our third-party service providers may fail to detect or prevent such security breaches. Security breaches could result in the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data and payment information, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and results of operations.

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

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar. During fiscal years 2016 and 2015, less than 10% of our total revenues were denominated in Canadian dollars.

Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar impacts our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal years 2016 and 2015, the value of the U.S. dollar relative to one Canadian dollar ranged from 1.20 to 1.46 and from 1.06 to 1.28, respectively.

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

Tax legislation initiatives could adversely affect our net earnings and tax liabilities. We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be enacted that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table presents our leased and owned properties as of March 26, 2016:

		Approximate
		Square
Property	Location	Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	37,250
Calibration Service Center	Fullerton, CA	12,000
Calibration Service Center	Boston, MA	4,000
Calibration Service Center	Burlington, ON	14,152
Calibration Service Center	Charlotte, NC	4,860
Calibration Service Center	Cherry Hill, NJ	10,800
Calibration Service Center	Dayton, OH	10,500
Calibration Service Center	Denver, CO	19,441
Calibration Service Center	Houston, TX	10,333
Calibration Service Center	Montreal, QC	26,558
Calibration Service Center	Boisbriand, QC	3,000
Calibration Service Center	Nashville, TN	6,000
Calibration Service Center	Ottawa, ON	3,990
Calibration Service Center	Tempe, AZ	4,169
Calibration Service Center and Distribution Center	Portland, OR	12,600
Calibration Service Center	San Juan, PR	1,560
Calibration Service Center	St. Louis, MO	4,400
United Scale & Engineering:
Calibration Service Center	Green Bay, WI	3,320
Calibration Service Center and Warehouse	McFarland, WI	6,000
Calibration Service Center and Warehouse	New Berlin, WI	16,000
Calibration Service Center	Ft. Wayne, IN	3,600
Unaccredited Service Center	Morris Plains, NJ	1,000
Calibration Service Center	San Diego, CA	5,500
Spectrum Technologies Inc. (STI):
Unaccredited Service Center and Warehouse	Paxinos, PA	14,520
STI Satellite Office	Bakersfield, CA	1,150
STI Satellite Office	Richmond Hill, ON	882
STI Satellite Office	Birmingham, AL	625
STI Satellite Office	Melrose, FL	200
STI Satellite Office	Mt. Airy, NC	200
STI Satellite Office	LaCrosse, WI	280
Mobile Calibration Unit and Offices	Somerset, PA	3,347
Office	Mississauga, ON	1,500
Warehouse (1)	Lincoln, MT	5,406
____________________

(1)	Property owned by the Company

We believe that our properties are in good condition, are well maintained and are generally suitable and adequate to carry on our business in its current form.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol “TRNS.” As of June 14, 2016, we had approximately 465 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on The NASDAQ Global Market for each quarterly period in fiscal years 2016 and 2015:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2016:
High	$10.45	$9.96	$10.10	$10.41
Low	$9.06	$9.00	$8.80	$8.86

Fiscal Year 2015:
High	$10.33	$10.79	$10.55	$10.22
Low	$8.96	$8.71	$8.63	$9.10

DIVIDENDS

Our credit agreement, as amended, limits our ability to pay cash dividends to $3.0 million in any fiscal year. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2016 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	For the Fiscal Years Ended
	March 26,	March 28,	March 29,	March 30,	March 31,
	2016	2015	2014	2013	2012
Statements of Income Data:
Total Revenue	$122,166	$123,624	$118,508	$112,296	$110,020
Total Cost of Revenue	93,047	94,537	88,718	84,892	82,896
Gross Profit	29,119	29,087	29,790	27,404	27,124
Operating Expenses	22,817	22,319	23,085	21,458	21,696
Operating Income	6,302	6,768	6,705	5,946	5,428
Interest and Other Expense, net	295	345	259	228	182
Income Before Income Taxes	6,007	6,423	6,446	5,718	5,246
Provision for Income Taxes	1,883	2,397	2,462	2,014	1,944
Net Income	$4,124	$4,026	$3,984	$3,704	$3,302

Share Data:
Basic Earnings Per Share	$0.60	$0.59	$0.56	$0.50	$0.45
Basic Average Shares Outstanding	6,887	6,798	7,080	7,404	7,309
Diluted Earnings Per Share	$0.58	$0.57	$0.54	$0.49	$0.43
Diluted Average Shares Outstanding	7,121	7,059	7,357	7,592	7,651
Closing Price Per Share	$10.14	$9.59	$9.28	$6.36	$13.11

	As of or for the Fiscal Years Ended
	March 26,	March 28,	March 29,	March 30,	March 31,
	2016	2015	2014	2013	2012
Balance Sheets and Working Capital Data:
Inventory, net	$6,520	$6,750	$6,181	$6,803	$6,396
Property and Equipment, net	12,313	9,397	7,089	6,885	5,306
Goodwill and Intangible Assets, net	37,323	24,477	20,035	21,283	15,839
Total Assets	76,707	62,149	53,874	55,047	44,977
Depreciation and Amortization	3,946	3,090	2,945	2,702	2,896
Capital Expenditures	4,101	3,500	1,961	2,657	1,391
Long-Term Debt	19,073	12,168	7,593	8,017	3,365
Shareholders’ Equity	38,911	34,318	30,083	31,650	27,378

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Operational Overview

We are a leading provider of accredited calibration, repair, inspection and laboratory instrument services and a value-added distributor of professional grade handheld test, measurement and control instrumentation.

We operate our business through two reportable business segments, Service and Distribution, which offer a comprehensive range of services and products to the same customer base.

Our strength in our Service segment is based upon our wide range of disciplines, our investment in quality systems and our ability to provide accredited calibrations to customers in highly-regulated targeted market segments. Our services range from the calibration and repair of a single unit to managing a customer’s entire calibration program. We believe our Service segment offers an opportunity for long-term growth and the potential for continuing revenue from established customers with regular calibration cycles and recurring laboratory instrument service requirements.

Transcat’s revenues tend to partially correlate with U.S. business investment and industrial output. During fiscal year 2016, our business has been affected by negative macro-economic conditions including the general retraction of U.S. industrial output and more specifically, the downturn in the oil and gas sector. While the impact of these conditions has been less in our Service segment than in our Distribution segment, we have devoted resources towards acquiring customers in other highly-regulated markets, such as life sciences and aerospace, to mitigate the impact of these conditions on our overall business. In the Service segment, resources have been dedicated to grow sales to customers in other highly-regulated markets organically and through business acquisitions. Business acquisitions made during fiscal year 2016 brought additional customer bases and service capabilities while increasing our geographic reach and leveraging our infrastructure to allow for realization of cost synergies. We believe there are other acquisition opportunities available within our targeted customer sectors and/or geographic markets and that pursuing business acquisitions in addition to organic growth initiatives is an effective strategy in the current economic environment.

In our Distribution segment, we sell and offer for rent, professional grade handheld test and measurement instruments. Because we specialize in professional grade handheld test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value-added technical assistance to our customers to aid them in determining what product best meets their particular application requirements. With the acquisition of Excalibur in April 2016, we now have expertise in the sale of used equipment, furthering our ability to add value for our customers. Through our enhanced website and Master Catalog, customers can place orders for test and measurement instruments and can also elect to have their purchased instruments calibrated by us before shipment and use, as well as on a regular interval post-purchase.

Sales in our Distribution segment are generally not consumable items, but are instruments purchased as replacements, upgrades or for expansion of manufacturing or research and development facilities. As such, this segment can be heavily impacted by changes in the economic environment. As customers increase or decrease capital and discretionary spending, our Distribution sales will typically be directly impacted. This was evidenced in fiscal year 2016, when our sales to the oil and gas sector decreased concurrent with the overall contraction experienced in that sector. This segment also felt the impact of a general retraction of U.S. industrial output, resulting from the strong U.S. dollar’s impact on international demand for U.S. outputs. Also, recently we have seen web-based competitors begin to sell some of the same products that we have historically sold. All the above factors have had a negative impact on our Distribution segment sales. To stabilize Distribution segment sales, we will continue to expand the number of SKU’s that we offer, grow new product calibrations, leverage our digital transformation, and capitalize on our recent acquisition of Excalibur and its rental and used equipment business and national network of independent sales representatives.

Financial Overview

In evaluating our results for fiscal year 2016, it is important to consider that fiscal year 2016 operating results include those of acquired businesses from their respective dates of acquisition through March 26, 2016.

Total revenue for fiscal year 2016 was $122.2 million, a 1.2% decline compared with total revenue of $123.6 million for fiscal year 2015.

Service revenue increased 14.3% to $59.2 million, or 48.5% of total revenue, in fiscal year 2016. Of our Service revenue in fiscal year 2016, 82.5% was generated by our Calibration Service Centers while 15.7% was generated through subcontracted third-party vendors, compared with 82.2% and 15.8%, respectively, in fiscal year 2015. The balance of Service revenue was associated with other charges.

Distribution sales declined 12.3% to $63.0 million, or 51.5% of total revenue, in fiscal year 2016. Sales to domestic customers comprised 92.3% of total Distribution sales in fiscal year 2015, while 5.5% were to Canadian customers and 2.2% were to customers in other international markets.

Gross margin for fiscal year 2016 was 23.8%, a 30 basis point improvement compared with gross margin of 23.5% in fiscal year 2015. Service gross margin was 26.3% in fiscal year 2016 compared with 27.2% in fiscal year 2015. Distribution gross margin was 21.5% in fiscal year 2016 compared with 20.9% in fiscal year 2015.

Operating expenses were $22.8 million, or 18.6% of total revenue, in fiscal year 2016 compared with $22.3 million, or 18.0% of total revenue, in fiscal year 2015. Operating income was $6.3 million in fiscal year 2016 compared with $6.8 million in fiscal year 2015.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“US GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and the valuation of assets acquired and liabilities assumed in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

The following items in our Consolidated Financial Statements require significant estimation or judgment.

Accounts Receivable

Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectability of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenues and/or the historical rate of returns. Management believes that the allowances are appropriate to cover anticipated losses under current conditions. However, unexpected changes or deterioration in economic conditions could materially change these expectations.

Inventory

Inventory consists of products purchased for resale and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of our inventory. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences or increasing competition. We believe these risks are largely mitigated because our inventory typically turns approximately ten times per year. We evaluate the adequacy of the reserve on a quarterly basis.

Business Acquisitions

We apply the acquisition method of accounting for business acquisitions. Under the acquisition method, the underlying tangible and intangible assets acquired and liabilities assumed are recorded based on their respective fair values at the date of acquisition. We use a valuation hierarchy to determine the fair values used. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are recorded as incurred in our Consolidated Statement of Income.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 26, 2016, we had $29.1 million of recorded goodwill. During fiscal year 2016, we recorded $8.4 million in additional goodwill associated with five business acquisitions.

Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. These intangible assets are amortized over their estimated useful lives. We estimate the fair value of our reporting units using the fair market value measurement requirement.

We test goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a segment has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors.

Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the results of our reviews, we have determined that no impairment was indicated as of March 26, 2016 and March 28, 2015.

Income Taxes

We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction, various states and Canada. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments.

We apply a more-likely-than-not threshold to the recognition and derecognition of uncertain tax positions. Accordingly, we recognize the amount of tax benefit that has a greater than 50% likelihood of being ultimately realized upon settlement. Future changes in judgments and estimates related to the expected ultimate resolution of uncertain tax positions will affect income in the quarter of such change. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our unrecognized tax benefits reflect the most likely outcome.

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

Post-retirement Health Care Plans

The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses.

For accounting purposes, the defined benefit post-retirement health care plan requires assumptions to estimate the projected and accumulated benefit obligations, including the following variables: discount rate; certain employee-related factors, such as retirement age and mortality; and health care cost trend rates. These and other assumptions affect the annual expense and obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management’s best judgment regarding future expectations.

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation and the annual net periodic post-retirement benefit cost by $0.1 million. A one percentage point decrease in the healthcare cost trend would decrease the accumulated post-retirement benefit obligation and the annual net periodic post-retirement benefit cost by $0.1 million.

Recently Issued Accounting Pronouncements

In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board to determine the potential impact they may have on our consolidated financial statements. For a discussion of the newly issued accounting pronouncements see “Recently Issued Accounting Pronouncements” under Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this report.

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2016 and 2015, the components of our Consolidated Statements of Income.

	FY 2016	FY 2015
Gross Profit Percentage:
Service Gross Profit	26.3%	27.2%
Distribution Gross Profit	21.5%	20.9%
Total Gross Profit	23.8%	23.5%

As a Percentage of Total Revenue:
Service Revenue	48.5%	41.9%
Distribution Sales	51.5%	58.1%
Total Revenue	100.0%	100.0%

Selling, Marketing and Warehouse Expenses	11.1%	11.2%
Administrative Expenses	7.5%	6.8%
Total Operating Expenses	18.6%	18.0%

Operating Income	5.2%	5.5%

Interest and Other Expense, net	0.3%	0.3%

Income Before Income Taxes	4.9%	5.2%
Provision for Income Taxes	1.5%	1.9%
Net Income	3.4%	3.3%

Fiscal Year Ended March 26, 2016 Compared to Fiscal Year Ended March 28, 2015 (dollars in thousands):

Revenue:

	For the Years Ended
	March 26,	March 28,	Change
	2016	2015	$	%
Revenue:
Service	$59,202	$51,801	$7,401	14.3%
Distribution	62,964	71,823	(8,859)	(12.3%)
Total	$122,166	$123,624	$(1,458)	(1.2%)

Total revenue declined $1.5 million, or 1.2%, from fiscal year 2015 to fiscal year 2016.

Service revenue, which accounted for 48.5% and 41.9% of our total revenue in fiscal years 2016 and 2015, respectively, increased 14.3% from fiscal year 2015 to fiscal year 2016. This increase was the result of business acquisitions and organic growth. Organic revenue growth was experienced across various key industries that we serve and was driven by retention of existing customers as well as the expansion of our customer base through business development activities.

Our fiscal years 2016 and 2015 Service revenue growth in relation to prior fiscal year quarter comparisons, were as follows:

	FY 2016				FY 2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	21.4%	10.5%	12.7%	11.5%	7.5%	9.4%	9.8%	3.4%

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

	FY 2016				FY 2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$59,202	$56,112	$54,793	$53,198	$51,801	$50,793	$49,706	$48,583
Service Revenue Growth	14.3%	10.5%	10.2%	9.5%	7.5%	8.2%	9.7%	11.3%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave disciplines. We expect to subcontract approximately 15% of Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. Please refer to “Our Strategy” under Part 1, Item 1 of this report for an overview of recent business acquisitions that have expanded our capabilities. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2016 and 2015:

	FY 2016				FY 2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	84.1%	81.5%	81.4%	82.4%	82.8%	81.8%	81.6%	82.8%
Outsourced	14.0%	16.9%	16.7%	15.8%	15.4%	16.4%	16.5%	15.1%
Freight Billed to Customers	1.9%	1.6%	1.9%	1.8%	1.8%	1.8%	1.9%	2.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 51.5% and 58.1% of our total revenue in fiscal years 2016 and 2015, respectively. Year-over-year, Distribution sales declined $8.9 million, or 12.3%. The year-over-year decline was primarily due to reduced demand from the oil and gas industry. Our fiscal years 2016 and 2015 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2016				FY 2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(14.4%)	(12.0%)	(17.4%)	(5.0%)	5.5%	(2.9%)	6.4%	0.1%

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments declined $0.2 million, or 7.7%, at the end of fiscal year 2016 compared to the end of fiscal year 2015. Backorders at the end of fiscal year 2016 were $2.4 million, consistent with the end of fiscal year 2015. The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2016 and 2015 and our historical trend of total pending product shipments:

	FY 2016				FY 2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$2,966	$3,421	$3,124	$2,858	$3,215	$3,838	$3,383	$2,860
% of Pending Product Shipments
that were Backorders	80.3%	73.8%	78.4%	75.8%	73.9%	73.9%	69.0%	64.1%

Gross Profit:

	For the Years Ended
	March 26,	March 28,	Change
	2016	2015	$	%
Gross Profit:
Service	$15,585	$14,103	$1,482	10.5%
Distribution	13,534	14,984	(1,450)	(9.7%)
Total	$29,119	$29,087	$32	0.1%

Total gross profit in fiscal year 2016 was $29.1 million, consistent with fiscal year 2015. As a percentage of total revenue, total gross margin improved 30 basis points over the same time period.

Service gross profit increased $1.5 million, or 10.5%, from fiscal year 2015 to fiscal year 2016. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. Service segment revenue growth from our recent business acquisitions, while providing a base for future organic revenue growth, may moderate or reduce our gross margins as we acquire additional fixed costs. The mix of services provided to customers may also affect gross margins in any given period. Service gross margin declined 90 basis points from fiscal year 2015 to fiscal year 2016, reflecting the combined impact of increased performance-based compensation and additional fixed costs from businesses acquired late in our fiscal year. The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2016				FY 2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	30.3%	23.5%	24.4%	26.1%	33.2%	24.5%	26.0%	24.2%

We evaluate Distribution gross profit from two perspectives. Channel gross profit includes net sales less the direct cost of inventory sold. Our Distribution gross profit includes channel gross profit as well as the impact of vendor rebates, cooperative advertising income, freight billed to customers, freight expenses and direct shipping costs. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, and the timing of periodic vendor rebates and cooperative advertising programs from suppliers.

Distribution gross profit declined $1.5 million in fiscal year 2016 compared to fiscal year 2015, primarily due to reduced sales volume. Total Distribution gross margin in fiscal year 2016 was 21.5%, a 60 basis point increase when compared with fiscal year 2015. This increase resulted from a year-over-year increase in vendor rebates. Vendor rebates in any given period may vary depending on what programs our vendors offer and which programs we choose to pursue. The following table presents the quarterly historical trend of our Distribution gross profit as a percent of Distribution sales:

	FY 2016				FY 2015
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	18.7%	19.1%	19.4%	18.6%	18.1%	19.6%	19.8%	19.5%
Total Distribution Gross Margin (2)	21.0%	21.6%	21.4%	21.9%	20.7%	21.2%	19.7%	22.0%
____________________

(1)	Channel gross margin is calculated as net sales less purchase costs divided by net sales.

(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	For the Years Ended
	March 26,	March 28,	Change
	2016	2015	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$13,625	$13,913	$(288)	(2.1%)
Administrative	9,192	8,406	786	9.4%
Total	$22,817	$22,319	$498	2.2%

Operating expenses increased $0.5 million, or 2.2%, from fiscal year 2015 to fiscal year 2016. As a percentage of total revenue, operating expenses increased from 18.0% in fiscal year 2015 to 18.6% in fiscal year 2016. Administrative expenses increased $0.8 million reflecting increased non-recurring acquisition related expenses and increased performance-based compensation expense.

Income Taxes:

	For the Years Ended
	March 26,	March 28,	Change
	2016	2015	$	%
Provision for Income Taxes	$1,883	$2,397	$(514)	(21.4%)

Our effective tax rates for fiscal years 2016 and 2015 were 31.3% and 37.3%, respectively. The decrease largely reflects the cumulative impact of U.S. federal and state research and development tax credits that were identified for open years, including fiscal year 2016. We expect our future effective tax rate to be approximately 34.0% to 36.0%, with certain tax credits still being recognized but to a lesser extent than in fiscal year 2016.

Adjusted EBITDA (dollars in thousands):

In addition to other measures, management relies on earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense (“Adjusted EBITDA”) as an indicator of performance of the business. We believe Adjusted EBITDA allows investors to view our performance in a manner similar to the methods used by management and provides additional insight into our operating results. Adjusted EBITDA is not a measure of financial performance under US GAAP and is not calculated through the application of US GAAP. As such, it should not be considered as a substitute or alternative for the US GAAP measures of net income; operating income or cash flows from operating, financing and investing activities; or a measure of liquidity. Adjusted EBITDA, as presented, may not be comparable to similarly defined non-US GAAP measures used by other companies.

	For the Years Ended
	March 26,	March 28,
	2016	2015
Net Income	$4,124	$4,026
+ Interest Expense	247	234
+ Other Expense / (Income)	48	111
+ Tax Provision	1,883	2,397
Operating Income	$6,302	$6,768
+ Depreciation & Amortization	3,946	3,090
+ Other (Expense) / Income	(48)	(111)
+ Noncash Stock Compensation	359	507
Adjusted EBITDA	$10,559	$10,254

Adjusted EBITDA for fiscal year 2016 was $10.6 million, a 3.0% improvement as compared to fiscal year 2015. This compares with a decline of 7.3% in operating income from $6.8 million in fiscal 2015 to $6.3 million in fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 26,	March 28,
	2016	2015
Cash Provided by (Used in):
Operating Activities	$10,982	$4,439
Investing Activities	(17,964)	(10,728)
Financing Activities	7,225	4,987

Operating Activities

Net cash provided by operations was $11.0 million during fiscal year 2016 compared to $4.4 million during fiscal year 2015.

The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant changes in net working capital were:

●	Cash: Cash increased $0.6 million during fiscal year 2016. The increase was primarily due to the timing of payments towards our long-term debt.
●

Receivables: Accounts receivable increased by a net amount of $0.2 million during fiscal year 2016, inclusive of $1.2 million of accounts receivable acquired as part of the assets acquired during business acquisitions within the period. Excluding acquired accounts receivable, the change would be a decrease of $1.0 million which reflects timing of collections. During fiscal year 2015, accounts receivable increased by $1.2 million, inclusive of $0.7 million of accounts receivable acquired as part of business acquisitions completed within the period. The following table illustrates our days sales outstanding as of March 26, 2016 and March 28, 2015:

	March 26,	March 28,
	2016	2015
Net Sales, for the last two fiscal months	$24,568	$24,335
Accounts Receivable, net	$17,080	$16,899
Days Sales Outstanding	42	42

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $0.2 million during fiscal year 2016, compared to a $0.6 million increase during fiscal year 2015. The year-over-year change represents timing of strategic purchases in fiscal year 2015 and a small reduction in on-hand inventory in fiscal year 2016, in response to reduced demand in our Distribution segment.

●

Accounts Payable: In general, changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of outsourced Service revenues and capital expenditures. Accounts payable increased $0.4 million during fiscal year 2016 compared with an increase of $0.6 million in fiscal year 2015.

●

Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities increased by $3.5 million during fiscal year 2016, primarily resulting from increases in accrued contingent consideration and other holdback amounts related to acquisitions and accrued payroll and other employee related expenses, including performance-based compensation. During fiscal year 2015, accrued compensation and other liabilities decreased by $1.5 million, primarily due to the payment of previously accrued performance-based compensation.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2015, income taxes payable decreased by $1.0 million whereas in fiscal year 2016, income taxes payable decreased by less than $0.1 million.

Investing Activities

During fiscal year 2016, we invested $4.1 million in capital expenditures, compared to $3.5 million in fiscal year 2015, primarily for additional Service segment capabilities and assets for our instrument rental program. During fiscal year 2016, we used $13.9 million for business acquisitions, compared to $7.3 million in fiscal year 2015. We expect capital expenditures, primarily for Service segment and rental business expansion, to total between $5.0 million to $5.5 million for fiscal year 2017.

Financing Activities

During fiscal year 2016, approximately $6.9 million in net cash proceeds were provided by our Revolving Credit Facility, primarily to fund business acquisitions, and $0.5 million in cash was generated from the issuance of common stock. During fiscal year 2015, cash provided by financing activities included approximately $4.6 million in cash from our Revolving Credit Facility, used primarily to fund business acquisitions, and $0.5 million from the issuance of common stock.

Credit Agreement

Through our credit agreement, as amended, (the “Credit Agreement”) which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before interest, income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of March 26, 2016, $30.0 million was available under the Revolving Credit Facility, of which $19.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. On April 1, 2016 we borrowed $6.6 million under the Revolving Credit Facility in connection with the acquisition of substantially all of the assets of Excalibur.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements throughout fiscal year 2016.

On March 31, 2016, the Company entered into Amendment 3 to its Credit Agreement. Amendment 3 increased the limit of borrowings that may be used for business acquisitions to $20.0 million for fiscal year 2017 and $15.0 million for each fiscal year thereafter. Amendment 3 also provides the Company with a $10.0 million term loan. The term loan requires principal repayments of $0.1 million per month plus interest. Amendment 3 also increases the allowable leverage ratio to a maximum of 3.0 from 2.75.

We believe that amounts available under our current credit facility and our cash on hand are sufficient to satisfy our expected working capital and capital expenditure needs as well as our lease commitments for the foreseeable future.

Contractual Obligations and Commercial Commitments

The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements as of March 26, 2016 (in millions):

	Payments Due By Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Line of Credit (1)	$—	$19.1	$—	$—	$19.1
Operating Leases	2.1	3.6	1.3	0.5	7.5
Total Contractual Cash Obligations	$2.1	$22.7	$1.3	$0.5	$26.6
____________________

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes the interest portion of our debt obligation.

Effective April 2016, the Company will have term loan payments due at a monthly amount of $0.1 million plus interest. These amounts are not reflected in the table above.

OUTLOOK

As we look forward, we remain confident in our strategic direction and believe that the long-term view of Transcat continues to be quite compelling.

In fiscal 2017, for the Service segment, we expect double-digit top-line performance with strong organic growth. We also expect to realize the inherent leverage within the segment as we integrate recent acquisitions and drive operating margin expansion.

For the Distribution segment, our primary goal is stabilization. We expect to accomplish this by continuing our SKU expansion, growing new product calibrations, leveraging our digital transformation, and capitalizing on our recent acquisition of Excalibur, which brought an established national platform to expand our equipment rental business, provided a used equipment sales operation, and added a network of independent sales representatives throughout the U.S.

Looking forward, we believe our strong cash generation, combined with the expansion of our credit facility, provides the liquidity and flexibility to execute on our business strategy, and that we are on track to grow revenue to $175 million to $200 million over the next five years with double-digit Adjusted EBITDA margins at that level.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of March 26, 2016, $30.0 million was available under our Revolving Credit Facility, of which $19.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. As described above under “Liquidity and Capital Resources”, we executed a $10.0 million term loan on March 31, 2016 under the same terms as the Revolving Credit Facility.

We borrow from our Revolving Credit Facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of March 26, 2016, the one-month LIBOR was 0.4%. Our interest rate for fiscal year 2016 ranged from 1.3% to 1.9%. On March 26, 2016, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Over 90% of our total revenues for fiscal years 2016 and 2015 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.4 million and $0.9 million in fiscal years 2016 and 2015, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 26, 2016, we had a foreign exchange contract, which matured in April 2016, outstanding in the notional amount of $5.7 million. The foreign exchange contract was renewed in April 2016 and continues to be in place. We do not use hedging arrangements for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (“the Company”) as of March 26, 2016 and March 28, 2015 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries as of March 26, 2016 and March 28, 2015, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Freed Maxick CPAs, P.C.
Freed Maxick CPAs, P.C.
Buffalo, New York
June 20, 2016

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 26,	March 28,
	2016	2015
Service Revenue	$59,202	$51,801
Distribution Sales	62,964	71,823
Total Revenue	122,166	123,624

Cost of Services Sold	43,617	37,698
Cost of Distribution Sales	49,430	56,839
Total Cost of Revenue	93,047	94,537

Gross Profit	29,119	29,087

Selling, Marketing and Warehouse Expenses	13,625	13,913
Administrative Expenses	9,192	8,406
Total Operating Expenses	22,817	22,319

Operating Income	6,302	6,768

Interest and Other Expense, net	295	345

Income Before Provision for Income Taxes	6,007	6,423
Provision for Income Taxes	1,883	2,397

Net Income	$4,124	$4,026

Basic Earnings Per Share	$0.60	$0.59
Average Shares Outstanding	6,887	6,798

Diluted Earnings Per Share	$0.58	$0.57
Average Shares Outstanding	7,121	7,059

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Years Ended
	March 26,	March 28,
	2016	2015
Net Income	$4,124	$4,026

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(202)	(652)
Unrecognized Prior Service Cost (Benefit), net of tax of $26 and $29 for the years
ended March 26, 2016 and March 28, 2015, respectively	41	(46)
Unrealized Loss on Other Asset, net of tax of $34 and $8 for the years ended
March 26, 2016 and March 28, 2015, respectively	(54)	(12)
Total Other Comprehensive (Loss) Income	(215)	(710)
Comprehensive Income	$3,909	$3,316

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 26,	March 28,
	2016	2015
ASSETS
Current Assets:
Cash	$641	$65
Accounts Receivable, less allowance for doubtful accounts of $113
and $111 as of March 26, 2016 and March 28, 2015, respectively	17,080	16,899
Other Receivables	881	1,171
Inventory, net	6,520	6,750
Prepaid Expenses and Other Current Assets	1,096	1,209
Deferred Tax Assets	—	1,048
Total Current Assets	26,218	27,142
Property and Equipment, net	12,313	9,397
Goodwill	29,112	20,923
Intangible Assets, net	8,211	3,554
Other Assets	853	1,133
Total Assets	$76,707	$62,149

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$8,141	$7,695
Accrued Compensation and Other Liabilities	7,688	4,195
Income Taxes Payable	—	43
Total Current Liabilities	15,829	11,933
Long-Term Debt	19,073	12,168
Deferred Tax Liabilities, net	1,071	1,684
Other Liabilities	1,823	2,046
Total Liabilities	37,796	27,831

Shareholders’ Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized;
6,923,557 and 6,835,828 shares issued and outstanding as of
March 26, 2016 and March 26, 2015, respectively	3,462	3,418
Capital in Excess of Par Value	12,993	12,289
Accumulated Other Comprehensive Loss	(358)	(143)
Retained Earnings	22,814	18,754
Total Shareholders’ Equity	38,911	34,318
Total Liabilities and Shareholders’ Equity	$76,707	$62,149

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 26,	March 28,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$4,124	$4,026
Adjustments to Reconcile Net Income to Net Cash Provided by
Operating Activities:
Loss on Disposal of Property and Equipment	38	3
Deferred Income Taxes	136	779
Depreciation and Amortization	3,946	3,090
Provision for Accounts Receivable and Inventory Reserves	147	128
Stock-Based Compensation Expense	359	507
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	998	(1,218)
Inventory	177	(593)
Prepaid Expenses and Other Assets	118	(343)
Accounts Payable	446	464
Accrued Compensation and Other Liabilities	22	(1,502)
Income Taxes Payable	471	(902)
Net Cash Provided by Operating Activities	10,982	4,439

Cash Flows from Investing Activities:
Business Acquisitions, net of cash acquired	(13,894)	(7,279)
Purchase of Property and Equipment	(4,101)	(3,500)
Proceeds from Sale of Property and Equipment	31	51
Net Cash Used in Investing Activities	(17,964)	(10,728)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net	6,905	4,575
Issuance of Common Stock	454	466
Repurchase of Common Stock	(73)	(71)
Stock Option Redemption	(61)	—
Excess Tax Benefits Related to Stock-Based Compensation	—	17
Net Cash Provided by Financing Activities	7,225	4,987

Effect of Exchange Rate Changes on Cash	333	1,344

Net Increase in Cash	576	42
Cash at Beginning of Fiscal Year	65	23
Cash at End of Fiscal Year	$641	$65

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$243	$232
Income Taxes, net	$1,287	$2,433

Contingent Consideration Related to Business Acquisition	$800	$—
Holdback Amounts Related to Business Acquisitions	$1,588	$—

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 29, 2014	6,716	3,358	11,387	567	14,771	30,083
Issuance of Common Stock	78	39	427	—	—	466
Repurchase of Common Stock	(8)	(4)	(24)	—	(43)	(71)
Stock-Based Compensation	50	25	482	—	—	507
Tax Benefit from Stock-
Based Compensation	—	—	17	—	—	17
Other Comprehensive Loss	—	—	—	(710)	—	(710)
Net Income	—	—	—	—	4,026	4,026

Balance as of March 28, 2015	6,836	$3,418	$12,289	$(143)	$18,754	$34,318
Issuance of Common Stock	70	35	419	—	—	454
Repurchase of Common Stock	(8)	(4)	(5)	—	(64)	(73)
Stock-Based Compensation	26	13	346	—	—	359
Redemption of Stock Options	—	—	(61)	—	—	(61)
Tax Benefit from Stock-
Based Compensation	—	—	5	—	—	5
Other Comprehensive Loss	—	—	—	(215)	—	(215)
Net Income	—	—	—	—	4,124	4,124

Balance as of March 26, 2016	6,924	$3,462	$12,993	$(358)	$22,814	$38,911

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)

NOTE 1 – GENERAL

Description of Business

Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly life science, which includes companies in the pharmaceutical, medical device and biotechnology industries. Additional industries served include industrial manufacturing, energy and utilities, chemical manufacturing and other industries that require accuracy in their processes and confirmation of the capabilities of their equipment.

Principles of Consolidation

The Consolidated Financial Statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC and Anacor Acquisition, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year

Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 26, 2016 (“fiscal year 2016”) and March 28, 2015 (“fiscal year 2015”) consisted of 52 weeks.

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

Inventory

Inventory consists of products purchased for resale and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. At March 26, 2016 and March 28, 2015, the Company had reserves for inventory losses totaling $0.5 million and $0.4 million, respectively.

Property and Equipment, Depreciation and Amortization

Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 – 20
Rental Equipment	8 – 15
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 10
Buildings	39

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

Business Acquisitions

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments below, and typically utilizes independent third-party valuation specialists to determine the fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services, and are recorded as incurred in the Consolidated Statement of Income.

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

The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company determined that no impairment was indicated as of March 26, 2016 and March 28, 2015. A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 29, 2014	$8,031	$9,353	$17,384	$318	$2,333	$2,651
Additions (see Note 9)	—	4,392	4,392	—	2,293	2,293
Amortization	—	—	—	(115)	(877)	(992)
Currency Translation Adjustment	—	(853)	(853)	—	(398)	(398)
Net Book Value as of March 28, 2015	8,031	12,892	20,923	203	3,351	3,554
Additions (see Note 9)	—	8,421	8,421	—	6,126	6,126
Amortization	—	—	—	(79)	(1,255)	(1,334)
Currency Translation Adjustment	—	(232)	(232)	—	(137)	(137)
Net Book Value as of March 26, 2016	$8,031	$21,081	$29,112	$124	$8,087	$8,211

The intangible assets are being amortized on an accelerated basis over their estimated useful life of up to 10 years. Amortization expense relating to intangible assets is expected to be $2.0 million in fiscal year 2017, $1.6 million in fiscal year 2018, $1.3 million in fiscal year 2019, $1.0 million in fiscal year 2020 and $0.8 million in fiscal year 2021.

Catalog Costs

Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million and $0.2 million as of March 26, 2016 and March 28, 2015, respectively.

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

Fair Value of Financial Instruments

Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At March 26, 2016 and March 28, 2015, investment assets totaled $0.7 million and $0.9 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation

The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2016 and 2015, the Company recorded non-cash stock-based compensation cost in the amount of $0.4 million and $0.5 million, respectively, in the Consolidated Statements of Income.

The estimated fair value of options granted in fiscal year 2015 was calculated using the Black-Scholes-Merton pricing model (“Black-Scholes”), which produced a weighted average fair value of $1.41 per share. No options were granted during fiscal year 2016.

The following are the weighted average assumptions used in the Black-Scholes model:

FY 2015
Expected term	2 years
Annualized volatility rate	29.7%
Risk-free rate of return	0.4%
Dividend rate	0.0%

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

Vendor Rebates

Vendor rebates are generally based on specified cumulative level of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $0.9 million and $0.3 million in fiscal years 2016 and 2015, respectively.

Cooperative Advertising Income

Transcat records cash consideration received from a vendor for advertising as a reduction of cost of distribution sales as the related inventory is sold. The Company recorded consideration in the amount of $2.0 million and $2.2 million in fiscal years 2016 and 2015, respectively.

Advertising Costs

Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $1.2 million and $1.6 million in fiscal years 2016 and 2015, respectively.

Shipping and Handling Costs

Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $1.8 million in each of fiscal years 2016 and 2015. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were $0.9 million in fiscal years 2016 and 2015.

Foreign Currency Translation and Transactions

The accounts of Transcat Canada Inc. are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange, and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive income (loss) component of shareholders’ equity.

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was $0.1 million in fiscal year 2015 and less than $0.1 million in fiscal year 2016. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net gain of $0.4 million in fiscal year 2016 and a net gain of $0.9 million in 2015, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 26, 2016, the Company had a foreign exchange contract, which matured in April 2016, outstanding in the notional amount of $5.7 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Other Comprehensive Income

Comprehensive income is composed of currency translation adjustments, unrecognized prior service costs, net of tax, and unrealized gains or losses on other assets, net of tax. At March 26, 2016, accumulated other comprehensive income consisted of cumulative currency translation losses of $0.3 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million. At March 28, 2015, accumulated other comprehensive income consisted of cumulative currency translation losses of less than $0.1 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For each of fiscal years 2016 and 2015, the net additional common stock equivalents had a $.02 per share effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 26,	March 28,
	2016	2015
Average Shares Outstanding – Basic	6,887	6,798
Effect of Dilutive Common Stock Equivalents	234	261
Average Shares Outstanding – Diluted	7,121	7,059
Anti-dilutive Common Stock Equivalents	10	10

Shareholders’ Equity

During each of fiscal years 2016 and 2015, the Company repurchased and subsequently retired less than 0.1 million shares of its common stock.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016. Early adoption is permitted in any annual or interim period. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of fiscal year that includes that interim period and the entity must adopt all of the amendments from ASU 2016-09 in the same period. The Company expects to adopt this ASU in the first quarter of fiscal year 2017 and does not expect adoption to have a material impact on the Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations, to clarify the implementation guidance on principal versus agent. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing, which clarifies the identifying performance obligations and licensing implementation guidance. The Company is currently evaluating the impact of adopting these ASU’s and the methods of adoption; however, the Company does not expect adoption of these ASU’s to have a material impact on its Consolidated Financial Statements. See Note 1 “Revenue Recognition” for a description of the Company’s current revenue recognition policy.

In February 2016, the FASB issued ASU 2016-02 to Topic 842, Leases. This ASU requires companies to recognize all leases as assets and liabilities on the consolidated balance sheet. Under this ASU, there continues to be a differentiation between finance leases and operating leases. As a result, the recognition, measurement, and presentation of expenses and cash flows arising from a lease have not significantly changed from previous GAAP. However, the principal difference from previous guidance is that the lease assets and lease liabilities arising from operating leases should be recognized on the Consolidate Balance Sheet. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Earlier adoption is permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Consolidated Financial Statements.

In November 2015, the FASB issued 2015-17 to Topic 740, Income Taxes. This ASU requires entities to record all deferred tax liabilities and assets as noncurrent in the Consolidated Balance Sheet. This ASU is effective for financial statements issued for annual periods beginning after December 15, 2016 and may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption of this ASU is permitted. The Company adopted this ASU in the fourth quarter of fiscal year 2016 on a prospective basis. This adoption did not have a material impact on the Consolidated Financial Statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) -Simplifying the Measurement of Inventory. ASU 2015-11 requires inventory that is recorded using the first-in, first-out method to be measured at the lower of cost or net realizable value. ASU 2015-11 is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Reclassification of Amounts

Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

Subsequent Events

On March 31, 2016, the Company entered into Amendment 3 to its Credit Agreement (“Amendment 3”), which amends the Credit Agreement to add a $10.0 million term loan, expanding total borrowings available to $40.0 million. Amendment 3 also amends the Credit Agreement to allow borrowings for business acquisitions of up to $20.0 million for fiscal year 2017 and $15.0 million for each fiscal year thereafter. The term loan matures on March 31, 2021 and is considered a LIBOR Loan. Amendment 3 also increased the allowable leverage ratio to 3.0 to 1.0, from 2.75 to 1.0.

Required repayments under the term loan began in April 2016 in the amount of $0.1 million per month plus interest. Annual repayment amounts of $1.4 million are required in fiscal years 2017 through 2021 with a $3.0 million repayment required in fiscal year 2022.

On April 1, 2016, the Company acquired substantially all of the assets of Excalibur, a California based provider of calibration services, new and used test equipment, and product rentals for approximately $7.4 million, of which $6.6 million was paid at closing. The remainder of the purchase price was held back under typical indemnification provisions and is expected to be paid-out in the fourth quarter of fiscal year 2017.

The allocation of the Excalibur purchase price to the fair value of the net assets acquired and pro forma financial results were not yet available at the time this report was filed due to the proximity of the filing date to the date of acquisition. Goodwill equal to the amount of purchase price paid in excess of the fair value of the underlying net assets of Excalibur is expected to be recorded during the first quarter of fiscal year 2017. Acquisition costs related to this acquisition of approximately $0.1 million were incurred and recorded as administrative expenses in the Consolidated Statement of Income in fiscal year 2016. The results of operations of this acquisition will be included with the results of the Company from the date of acquisition.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consist of:

	March 26,	March 28,
	2016	2015
Machinery, Equipment and Software	$29,833	$26,081
Rental Equipment	1,243	585
Furniture and Fixtures	2,326	2,132
Leasehold Improvements	2,281	1,989
Buildings and Land	500	500
Total Property and Equipment	36,182	31,287
Less: Accumulated Depreciation and Amortization	(23,869)	(21,890)
Total Property and Equipment, net	$12,313	$9,397

Total depreciation and amortization expense relating to property and equipment amounted to $2.3 million and $1.7 million in fiscal years 2016 and 2015, respectively.

NOTE 3 – LONG-TERM DEBT

Description

Transcat, through its Credit Agreement which matures September 20, 2018, has a Revolving Credit Facility which allows for maximum borrowings of $30.0 million. The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 2.75 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of March 26, 2016, $30.0 million was available under the Revolving Credit Facility, of which $19.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. See Note 1 for discussion of Amendment 3 to the Revolving Credit Facility on March 31, 2016.

Except as otherwise provided for in Amendment 3 to the Credit Agreement and as described in Note 1, borrowings available under the Credit Agreement for business acquisitions are limited to $15.0 million in any fiscal year. During fiscal year 2016, the Company borrowed $13.9 million for business acquisitions.

Interest and Other Costs

Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period; in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of March 26, 2016 was 0.4%. The Company’s interest rate for fiscal year 2016 ranged from 1.3% to 1.9%.

Covenants

The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements throughout fiscal year 2016.

Other Terms

The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 – INCOME TAXES

Transcat’s net income before income taxes on the Consolidated Statements of Income is as follows:

	FY 2016	FY 2015
United States	$5,760	$6,115
Foreign	247	308
Total	$6,007	$6,423

The provision for income taxes for fiscal years 2016 and 2015 is as follows:

	FY 2016	FY 2015
Current Tax Provision:
Federal	$1,367	$1,200
State	202	311
Foreign	174	107
	1,743	1,618
Deferred Tax (Benefit) Provision:
Federal	$266	$776
State	85	64
Foreign	(211)	(61)
	140	779
Provision for Income Taxes	$1,883	$2,397

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows:

	FY 2016	FY 2015
Federal Income Tax at Statutory Rate	$2,042	$2,184
State Income Taxes, net of federal benefit	226	220
Federal, State & Foreign Research & Development Credits	(479)	0
Other, net	94	(7)
Total	$1,883	$2,397

The components of net deferred tax assets (liabilities) are as follows:

	March 26,	March 28,
	2016	2015
Deferred Tax Assets:
Accrued Liabilities	$399	$384
Performance-Based Grants	335	395
Inventory Reserves	163	143
Non-Qualified Deferred Compensation Plan	273	362
Post-retirement Health Care Plans	387	385
Stock-Based Compensation	808	810
Capitalized Inventory Costs	117	112
Net Operating Loss Carryforward	133	—
Other	313	151
Total Deferred Tax Assets	$2,928	$2,742
Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(1,865)	$(1,754)
Depreciation	(2,127)	(1,544)
Other	(7)	(80)
Total Deferred Tax Liabilities	(3,999)	(3,378)
Net Deferred Tax (Liabilities) Assets	$(1,071)	$(636)

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for fiscal years 2013 and prior, by state tax authorities for fiscal years 2010 and prior, and by Canadian tax authorities for fiscal years 2008 and prior. There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

During fiscal years 2016 and 2015, there were no uncertain tax positions, and the Company expects no material uncertain tax positions within the next twelve months. The Company recognizes interest and penalties, if any, related to uncertain tax positions in the provision for income taxes. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2016 and 2015 or were accrued at March 26, 2016 and March 28, 2015.

At March 26, 2016, the deferred tax asset related to U.S. federal net operating loss carryforwards of approximately $0.1 million and U.S. state net operating loss carryforwards of less than $0.1 million are available to reduce future taxable income. The utilization of these losses is subject to an annual limitation due to ownership change rules set forth under Internal Revenue Code Section 382.

The Company’s effective tax rate for fiscal years 2016 and 2015 was 31.3% and 37.3%, respectively. Its tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The most significant impact on the difference between the Company’s statutory U.S. federal income tax rate of 34.0% and effective tax rate was the cumulative impact of research and development credits of $0.5 million, of which $0.3 million relates to prior periods.

The Company expects to receive certain federal and state tax credits in future years, but not to the extent that they were received in fiscal year 2016. As such, we expect our effective tax rate to be higher in future years than it was in fiscal year 2016.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

All of Transcat’s U.S.-based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were $0.6 million and $0.5 million in fiscal years 2016 and 2015, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the board of directors. The Company made no profit sharing contributions in fiscal years 2016 and 2015.

Non-Qualified Deferred Compensation Plan

The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2016 and 2015, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.7 million as of March 26, 2016 and $0.9 million as of March 28, 2015 and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans

The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the postretirement benefit obligation is as follows:

	FY 2016	FY 2015
Post-retirement benefit obligation, at beginning of fiscal year	$1,001	$882
Service cost	34	19
Interest cost	37	39
Benefits paid	(70)	(56)
Actuarial loss	4	117
Post-retirement benefit obligation, at end of fiscal year	1,006	1,001
Fair value of plan assets, at end of fiscal year	—	—
Funded status, at end of fiscal year	$(1,006)	$(1,001)
Accumulated post-retirement benefit obligation, at end of fiscal year	$1,006	$1,001

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2016	FY 2015
Net periodic postretirement benefit cost:
Service cost	$34	$19
Interest cost	37	39
Amortization of prior service cost	58	58
	129	116
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(58)	(58)
Net gain (loss)	(8)	133
	(66)	75
Total recognized in net periodic benefit cost and other comprehensive income	$63	$191
Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$162	$229

The prior service cost is amortized over the average remaining life expectancy of active participants for the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2017 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 26,	March 28,
	2016	2015
Weighted average discount rate	3.9%	3.8%
Medical care cost trend rate:
Trend rate assumed for next year	8.0%	8.0%
Ultimate trend rate	6.0%	5.0%
Year that rate reaches ultimate trend rate	2022	2023
Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%

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

Fiscal Year	Amount
2017	$75
2018	63
2019	57
2020	60
2021	69
Thereafter	682

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

NOTE 6 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 26, 2016, 1.3 million shares were available for future grant under the 2003 Plan.

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

The following table summarizes the performance-based restricted stock units vested and shares issued during fiscal years 2015 and 2016:

		Total	Grant Date
		Number	Fair	Target	Number of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2011	April 2011 - March 2014	37	$8.44	114%	42	May 2014
April 2012	April 2012 - March 2015	24	$13.11	75%	18	May 2015

The following table summarizes the non-vested performance-based restricted stock units outstanding as of March 26, 2016:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 26, 2016
April 2013	April 2013 - March 2016	99	$6.17	50% of target level
April 2014	April 2014 - March 2017	61	$9.28	50% of target level
April 2015	April 2015 - March 2018	73	$9.59	75% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.2 million and $0.3 million in fiscal years 2016 and 2015, respectively. Unearned compensation totaled $0.5 million as of March 26, 2016.

During fiscal year 2016, the Company’s Board of Directors granted a stock award of two thousand shares of common stock under the 2003 Plan to a retiring board member. The award vested in the second quarter of fiscal year 2016. During fiscal year 2015, the Company’s Board of Directors granted stock awards to its Executive Chairman and to a retiring board member. The Executive Chairman received an award of ten thousand shares of common stock under the 2003 Plan. 50% this award vested in the second quarter of fiscal year 2015, and the remaining 50% vested in the second quarter of fiscal year 2016. The retiring board member received an award of two thousand shares of common stock under the 2003 Plan. This award vested in the second quarter of fiscal year 2015. Total expense relating to these stock awards, based on grant date fair value, was less than $0.1 million in fiscal year 2016 and was $0.1 million in fiscal year 2015.

Stock Options

Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2016 and 2015:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value
Outstanding as of March 29, 2014	609	$6.58
Granted	10	9.66
Exercised	(58)	4.66
Outstanding as of March 28, 2015	561	6.83
Exercised	(50)	5.35
Forfeited	(1)	4.26
Options Redeemed	(16)	5.68
Outstanding as of March 26, 2016	494	7.03	3	$1,535
Exercisable as of March 26, 2016	414	6.92	2	1,330

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2016 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 26, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

During both of fiscal years 2016 and 2015, total expense relating to stock options was $0.1 million. Total unrecognized compensation cost related to non-vested stock options as of March 26, 2016 was $0.1 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in fiscal years 2016 and 2015 was $0.2 million and $0.3 million, respectively. Cash received from the exercise of options in each of fiscal years 2016 and 2015 was $0.3 million.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution and Service. The accounting policies of the reportable segments are the same as those described above in Note 1 to the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2016 and 2015:

	FY 2016	FY 2015
Revenue:
Service	$59,202	$51,801
Distribution	62,964	71,823
Total	122,166	123,624
Gross Profit:
Service	15,585	14,103
Distribution	13,534	14,984
Total	29,119	29,087
Operating Expenses:
Service (1)	11,430	10,410
Distribution (1)	11,387	11,909
Total	22,817	22,319
Operating Income:
Service	4,155	3,693
Distribution	2,147	3,075
Total	6,302	6,768
Unallocated Amounts:
Interest and Other Expense, net	295	345
Provision for Income Taxes	1,883	2,397
Total	2,178	2,742
Net Income	$4,124	$4,026

	FY 2016	FY 2015
Total Assets:
Service	$48,640	$31,552
Distribution	24,878	26,220
Unallocated	3,189	4,377
Total	$76,707	$62,149
Depreciation and Amortization (2):
Service	$3,216	$2,362
Distribution	730	728
Total	$3,946	$3,090
Capital Expenditures:
Service	$3,133	$2,409
Distribution	968	1,091
Total	$4,101	$3,500
Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$109,770	$110,077
Canada	10,854	11,075
Other International	1,542	2,472
Total	$122,166	$123,624
Long-Lived Assets:
United States (4)	$11,337	$8,782
Canada	976	615
Total	$12,313	$9,397
____________________

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)	Including amortization of catalog costs.

(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.

(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases

Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. Total rental expense was approximately $2.4 million and $2.0 million in fiscal years 2016 and 2015, respectively. The minimum future annual rental payments under the non-cancelable leases at March 26, 2016 are as follows (in millions):

Fiscal Year
2017	$2.1
2018	1.9
2019	1.7
2020	0.8
2021	0.5
Thereafter	0.5
Total minimum lease payments	$7.5

Effective April 2016, the Company will have term loan payments due at a monthly amount of $0.1 million plus interest. These amounts are not reflected in the table above.

NOTE 9 – BUSINESS ACQUISITIONS

The Company has engaged in a number of business acquisitions. During fiscal years 2015 and 2016, Transcat completed the following:

●	On August 31, 2014, acquired Ulrich Metrology Inc. (“Ulrich”). Headquartered in Montreal, Quebec, Ulrich is a provider of accredited and commercial calibrations throughout Canada that specializes in providing custom metrology solutions for the aerospace and defense, industrial manufacturing and life science industries.

●	On March 6, 2015, acquired substantially all of the assets of Apex Metrology Solutions (“Apex”). Apex is a provider of accredited and commercial calibrations, specializing in 3D metrology services, through its ISO 17025 accredited lab located in Ft. Wayne, Indiana.

●	On June 22, 2015, acquired substantially all of the assets of Calibration Technologies, Inc., a regional provider of analytical instrument services including qualification, validation, repair and installation, headquartered in Morris Plains, New Jersey.

●	Effective August 24, 2015, acquired Anmar Metrology, Inc. (“Anmar”), a calibration and repair service provider with significant focus on the life science and defense market, headquartered in San Diego, California.

●	On August 25, 2015, acquired Nordcal Calibration Inc. (“Nordcal”), a provider of radio frequency and electronic calibration and repair services, located in Montreal, Quebec.

●	Effective December 31, 2015, acquired substantially all of the assets of Spectrum Technologies, Inc. (“Spectrum”). Headquartered in Paxinos, Pennsylvania, Spectrum provides commercial calibrations, test equipment repair services and product sales throughout North America.

●	Effective January 18, 2016, acquired Dispersion Laboratory Inc. (“Dispersion”), headquartered near Montreal, Quebec, Dispersion provides fully accredited services for the calibration, repair and product sales of weights, balances, temperature instruments and liquid handling devices.

These transactions align with the Company’s acquisition strategy of targeting service businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

The acquisitions were accounted for using the acquisition method of accounting. Goodwill, calculated as the excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired, generally represents expected future economic benefits arising from the reputation of an acquired business, the assembled workforce, expected synergies and other assets acquired that could not be individually identified and separately recognized. Other intangible assets, namely customer bases and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses. Intangible assets are being amortized for financial reporting purposes on an accelerated basis over an estimated useful life of up to 10 years. Amortization of goodwill and the intangible assets relating to the Ulrich, Anmar, Nordcal and Dispersion acquisitions is not expected to be deductible for tax purposes.

The total purchase price paid for the businesses acquired in fiscal year 2016 was approximately $13.9 million, net of $0.2 million cash acquired. The total purchase price paid for the businesses acquired in fiscal year 2015 was approximately $7.3 million, net of $0.1 million cash acquired. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired during each period presented:

		FY 2016	FY 2015
Goodwill		$8,421	$4,392
Intangible Assets – Customer Base		5,617	2,179
Intangible Assets – Covenants Not to Compete		509	114
Deferred Tax Liability		(299)	(711)
		14,248	5,974
Plus:	Current Assets	1,257	872
	Non-Current Assets	1,198	669
Less:	Current Liabilities	(2,809)	(236)
Total Purchase Price		$13,894	$7,279

The business acquisitions completed during fiscal year 2016 contain holdback provisions, as defined by the respective purchase agreements. The Company accrues contingent consideration, if any, based on its estimated fair value at the date of acquisition, in addition to other amounts relating to the holdback provisions. No contingent consideration or other holdback amounts were paid during fiscal years 2015 or 2016. As of March 26, 2016, $0.8 million of contingent consideration and $1.6 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheet. As of March 28, 2015, contingent consideration and other holdback amounts totaling less than $0.1 million were unpaid and reflected in current liabilities on the Consolidated Balance Sheet.

During fiscal year 2016, acquisition costs of $0.6 million were incurred and recorded as administrative expenses in the Consolidated Statement of Income. Acquisition costs of $0.2 million were incurred and recorded in fiscal year 2015.

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

	(Unaudited)
	For the Years Ended
	March 26, 2016	March 28, 2015
Total Revenue	$128,516	$135,474
Net Income	5,161	5,509
Basic Earnings Per Share	0.75	0.81
Diluted Earnings Per Share	0.72	0.78

NOTE 10 – QUARTERLY DATA (UNAUDITED)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2016 and 2015:

				Basic	Diluted
	Total	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	Per Share (a)	Per Share (a)
FY 2016:
Fourth Quarter	$32,860	$8,542	$1,577	$0.22	$0.22
Third Quarter	30,160	6,788	1,682	0.15	0.15
Second Quarter	29,476	6,737	878	0.13	0.12
First Quarter	29,670	7,062	601	0.09	0.08

FY 2015:
Fourth Quarter	$32,342	$8,498	$1,909	$0.28	$0.27
Third Quarter	31,052	6,994	813	0.12	0.11
Second Quarter	31,111	6,926	859	0.13	0.12
First Quarter	29,119	6,669	445	0.07	0.06
____________________

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and non-vested restricted stock units, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (“the Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this annual report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 26, 2016.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2016 Annual Meeting of Shareholders under the headings “Election of Directors,” “Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2016 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2016 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2016 fiscal year end.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2016 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2016 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 26, 2016:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
security holders	494 (1)	$7.02 (2)	1,385
Equity compensation plans not approved by
security holders	—	—	—
Total	494	$7.02	1,385
____________________

(1)	Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.

(2)	Does not include restricted stock units.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2016 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2016 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2016 Annual Meeting of Shareholders under the heading “Ratification of Selection of Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2016 fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Exhibits.

See Index to Exhibits contained in this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 20, 2016		/s/ LEE D. RUDOW
	By:	LEE D. RUDOW
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 20, 2016	/s/ LEE D. RUDOW	Director, President and Chief Executive Officer
	LEE D. RUDOW	(Principal Executive Officer)

June 20, 2016	/s/ MICHAEL J. TSCHIDERER	Vice President of Finance and
	MICHAEL J. TSCHIDERER	Chief Financial Officer
(Principal Financial Officer)

June 20, 2016	/s/ SCOTT D. DEVERELL	Controller and Principal Accounting Officer
	SCOTT D. DEVERELL	(Principal Accounting Officer)

June 20, 2016	/s/ CHARLES P. HADEED	Chairman of the Board of Directors
CHARLES P. HADEED

June 20, 2016	/s/ RICHARD J. HARRISON	Director
RICHARD J. HARRISON

June 20, 2016	/s/ GARY J. HASELEY	Director
GARY J. HASELEY

June 20, 2016	/s/ PAUL D. MOORE	Director
PAUL D. MOORE

June 20, 2016	/s/ ANGELA J. PANZARELLA	Director
ANGELA J. PANZARELLA

June 20, 2016	/s/ ALAN H. RESNICK	Director
ALAN H. RESNICK

June 20, 2016	/s/ CARL E. SASSANO	Director
CARL E. SASSANO

June 20, 2016	/s/ JOHN T. SMITH	Director
JOHN T. SMITH

INDEX TO EXHIBITS

(3)		Articles of Incorporation and Bylaws

		3.1(a)	The Articles of Incorporation, as amended (the “Articles”), are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

		3.1(b)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

		3.1(c)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

		3.1(d)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015.

		3.2	Code of Regulations, as amended through May 5, 2014, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014.

(10)		Material contracts

	#	10.1

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

	*#	10.9	Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated.

		10.10

Credit Facility Agreement, dated as of September 20, 2012, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.

		10.11

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

		10.12

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

		10.14

Credit Facility Agreement Amendment 2 dated as of December 30, 2015 by and among Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2015.

	*	10.15	Credit Facility Agreement Amendment 3 dated as of March 31, 2016 by and among Transcat, Inc. and Manufacturers and Traders Trust Company.

		10.16

Lease Addendum between Gallina Development Corporation and Transcat, Inc., dated June 2, 2008, is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

	#	10.17

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

		10.21

Asset Purchase Agreement entered into effective as of December 31, 2015 by and among Transcat, Inc., Spectrum Technologies, Inc. and Brian E. Hubler and Kenneth E. Horvath is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2015.

	*	10.22	Asset Purchase Agreement dated as of April 1, 2016 by and among Transcat, Inc., Excalibur Engineering, Inc., Christopher LaPlante Family Trust dated 12/23/97 and Christopher M. LaPlante.

(11)		Statement re computation of per share earnings

			Computation can be determined from the Consolidated Statements of Income and Comprehensive Income included in this Form 10-K under Part II, Item 8.

(21)		Subsidiaries of the registrant

	*	21.1	Subsidiaries

(23)		Consents of experts and counsel

	*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)		Rule 13a-14(a)/15d-14(a) Certifications

	*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)		Section 1350 Certifications

	*	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)		Interactive Data File

	*	101.INS XBRL Instance Document

	*	101.SCH XBRL Taxonomy Extension Schema Document

	*	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

	*	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

	*	101.LAB XBRL Taxonomy Extension Label Linkbase Document

	*	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Exhibit filed with this report.

#	Management contract or compensatory plan or arrangement.