Form 10-Q
period 2016-06-25
TRANSCAT INC
filed 2016-08-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 25, 2016

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 4, 2016 was 6,992,211.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 25,	June 27,
	2016	2015
Service Revenue	$17,175	$13,535
Distribution Sales	15,972	16,135
Total Revenue	33,147	29,670

Cost of Service Revenue	12,446	10,004
Cost of Distribution Sales	12,455	12,604
Total Cost of Revenue	24,901	22,608

Gross Profit	8,246	7,062

Selling, Marketing and Warehouse Expenses	4,248	3,540
Administrative Expenses	2,560	2,495
Total Operating Expenses	6,808	6,035

Operating Income	1,438	1,027

Interest and Other Expense, net	168	95

Income Before Income Taxes	1,270	932
Provision for Income Taxes	436	331

Net Income	$834	$601

Basic Earnings Per Share	$0.12	$0.09
Average Shares Outstanding	6,954	6,851

Diluted Earnings Per Share	$0.12	$0.08
Average Shares Outstanding	7,161	7,132

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 25,	June 27,
	2016	2015
Net Income	$834	$601

Other Comprehensive Income (Loss):
Currency Translation Adjustment	80	92
Other, net of tax effects of $1 and $(6) for the first quarters
ended June 25, 2016 and June 27, 2015, respectively	(1)	9
Total Other Comprehensive Income	79	101

Comprehensive Income	$913	$702

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)
	June 25,	March 26,
	2016	2016
ASSETS
Current Assets:
Cash	$781	$641
Accounts Receivable, less allowance for doubtful accounts of $118
and $113 as of June 25, 2016 and March 26, 2016, respectively	17,221	17,080
Other Receivables	934	881
Inventory, net	7,589	6,520
Prepaid Expenses and Other Current Assets	1,296	1,096
Total Current Assets	27,821	26,218
Property and Equipment, net	14,017	12,313
Goodwill	32,705	29,112
Intangible Assets, net	9,607	8,211
Other Assets	1,071	853
Total Assets	$85,221	$76,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$7,322	$8,141
Accrued Compensation and Other Liabilities	7,408	7,688
Current Portion of Long-Term Debt	1,429	-
Total Current Liabilities	16,159	15,829
Long-Term Debt	25,917	19,073
Deferred Tax Liabilities	1,181	1,071
Other Liabilities	1,914	1,823
Total Liabilities	45,171	37,796

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized;
6,987,342 and 6,923,557 shares issued and outstanding as of June 25,
2016 and March 26, 2016, respectively	3,494	3,462
Capital in Excess of Par Value	13,226	12,993
Accumulated Other Comprehensive Loss	(279)	(358)
Retained Earnings	23,609	22,814
Total Shareholders' Equity	40,050	38,911
Total Liabilities and Shareholders' Equity	$85,221	$76,707

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 25,	June 27,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$834	$601
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities:
Loss on Disposal of Property and Equipment	4	25
Deferred Income Taxes	110	(139)
Depreciation and Amortization	1,549	840
Provision for Accounts Receivable and Inventory Reserves	49	52
Stock-Based Compensation Expense	149	171
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	730	2,896
Inventory	(815)	161
Prepaid Expenses and Other Assets	(433)	(26)
Accounts Payable	(1,186)	(1,162)
Accrued Compensation and Other Liabilities	(1,131)	(1,172)
Income Taxes Payable	-	389
Net Cash (Used in) Provided by Operating Activities	(140)	2,636

Cash Flows from Investing Activities:
Purchases of Property and Equipment, net	(967)	(1,089)
Business Acquisitions	(6,923)	(700)
Net Cash Used in Investing Activities	(7,890)	(1,789)

Cash Flows from Financing Activities:
Repayment of Revolving Credit Facility, net	(1,489)	(697)
Proceeds from Term Loan	10,000	-
Repayment of Term Loan	(238)	-
Issuance of Common Stock	175	127
Repurchase of Common Stock	(98)	(65)
Excess Tax Effect Related to Stock-Based Compensation	-	(22)
Net Cash Provided by (Used In) Financing Activities	8,350	(657)

Effect of Exchange Rate Changes on Cash	(180)	(205)

Net Increase (Decrease) in Cash	140	(15)
Cash at Beginning of Period	641	65
Cash at End of Period	$781	$50

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$192	$54
Income Taxes, net	$396	$117
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisitions	$-	$300
Holdback Amounts Related to Business Acquisitions	$735	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss) Income	Earnings	Total
Balance as of March 26, 2016	6,924	$3,462	$12,993	$(358)	$22,814	$38,911
Issuance of Common Stock	23	12	163	-	-	175
Repurchase of Common Stock	(10)	(5)	(54)	-	(39)	(98)
Stock-Based Compensation	50	25	124	-	-	149
Other Comprehensive Income	-	-	-	79	-	79
Net Income	-	-	-	-	834	834

Balance as of June 25, 2016	6,987	$3,494	$13,226	$(279)	$23,609	$40,050

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment and for which the risk of failure is very costly.

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 26, 2016 (“fiscal year 2016”) contained in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At June 25, 2016 and March 26, 2016, investment assets totaled $0.8 million and $0.7 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of the fiscal year ending March 25, 2017 (“fiscal year 2017”) and fiscal year 2016, the Company recorded non-cash stock-based compensation expense of $0.1 million and $0.2 million, respectively, in the Consolidated Statements of Income.

Foreign Currency Translation and Transactions: The accounts of Transcat Canada Inc., a wholly-owned subsidiary of the Company, are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive loss component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in each of the first quarters of fiscal years 2017 and 2016. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million and $0.2 million during the first quarter of fiscal years 2017 and 2016, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 25, 2016, the Company had a foreign exchange contract, which matured in July 2016, outstanding in the notional amount of $5.7 million. The foreign exchange contract was renewed in July 2016 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of fiscal years 2017 and 2016, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 25,	June 27,
	2016	2015
Average Shares Outstanding – Basic	6,954	6,851
Effect of Dilutive Common Stock Equivalents	207	281
Average Shares Outstanding – Diluted	7,161	7,132
Anti-dilutive Common Stock Equivalents	-	-

NOTE 2 – LONG-TERM DEBT

Description: Transcat, through its credit agreement, as amended (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”). The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.0 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of June 25, 2016, $29.0 million was available under the Revolving Credit Facility, of which $17.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

On March 31, 2016, the Company entered into Amendment 3 (“Amendment 3”) to the Credit Agreement. Amendment 3 set the limit of borrowings that may be used for business acquisitions at $20.0 million for fiscal year 2017 and $15.0 million for each fiscal year thereafter. During the first quarter of fiscal year 2017, the Company used $6.9 million for a business acquisition.

Amendment 3 also provided the Company with a $10.0 million term loan. As of June 25, 2016, $9.8 million was outstanding on the term loan, of which $1.4 million was included in current liabilities on the Consolidated Balance Sheet with the remainder included in long-term debt. The term loan requires principal repayments of $0.1 million per month plus interest. Total annual repayment amounts of $1.4 million are required in fiscal years 2017 through 2021 with a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

Interest and Other Costs: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the one-month London Interbank Offered Rate (“LIBOR”), adjusting daily, or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of June 25, 2016 was 0.4%. The Company’s interest rate for the first quarter of fiscal year 2017 ranged from 1.3% to 2.5%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first quarter of fiscal year 2017 and expects to remain in compliance throughout fiscal year 2017.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 25, 2016, the number of shares available for future grant under the 2003 Plan totaled 1.3 million.

Restricted Stock Units: The Company grants performance-based restricted stock units as a primary component of executive compensation. The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions.

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 29, 2014 and as a result, issued 50 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2017. The following table summarizes the non-vested performance-based restricted stock units outstanding as of June 25, 2016:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	June 25, 2016
April 2014	April 2014 - March 2017	91	$9.28	50% of target level
April 2015	April 2015 - March 2018	73	$9.59	75% of target level
April 2016	April 2016 – March 2019	94	$10.13	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.1 million in the first quarter of fiscal years 2017 and 2016. As of June 25, 2016, unearned compensation, to be recognized over the grants’ respective service periods, totaled $1.2 million.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first quarter ended June 25, 2016:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 26, 2016	494	$7.03
Exercised	(19)	6.56
Forfeited	(2)	9.82
Outstanding as of June 25, 2016	473	$7.03	3	$1,551
Exercisable as of June 25, 2016	393	$6.92	2	$1,332

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2017 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 25, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was less than $0.1 million during the first quarter of fiscal years 2017 and 2016. Total unrecognized compensation cost related to non-vested stock options as of June 25, 2016 was $0.1 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in the first quarter of fiscal year 2017 was $0.1 million. Cash received from the exercise of options in the first quarter of fiscal year 2017 was $0.1 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the first quarter of fiscal years 2017 and 2016:

	First Quarter Ended
	June 25,	June 27,
	2016	2015
Revenue:
Service Revenue	$17,175	$13,535
Distribution Sales	15,972	16,135
Total	33,147	29,670

Gross Profit:
Service	4,729	3,531
Distribution	3,517	3,531
Total	8,246	7,062

Operating Expenses:
Service (1)	3,685	2,885
Distribution (1)	3,123	3,150
Total	6,808	6,035

Operating Income:
Service (1)	1,044	646
Distribution (1)	394	381
Total	1,438	1,027

Unallocated Amounts:
Interest and Other Expense, net	168	95
Provision for Income Taxes	436	331
Total	604	426

Net Income	$834	$601

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

On April 1, 2016, Transcat acquired substantially all of the assets of Excalibur Engineering, Inc. (“Excalibur”), a California-based provider of calibration services, new and used test equipment sales, and equipment rentals.

This transaction aligns with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. In addition, Excalibur provides an established equipment rental and used equipment business, which are complimentary offerings to the Company’s traditional Distribution segment sales.

This transaction was accounted for using the acquisition method of accounting. Goodwill, calculated as the excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired, generally represents expected future economic benefits arising from the reputation of an acquired business, the assembled workforce, expected synergies and other assets acquired that could not be individually identified and separately recognized. Other intangible assets, namely customer bases and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses. Of the goodwill and other intangible assets relating to the Excalibur acquisition, $2.8 million was allocated to the Service segment and $2.8 million was allocated to the Distribution segment, based on quantitative and qualitative factors. Excluding goodwill, intangible assets are being amortized for financial reporting purposes on an accelerated basis over an estimated useful life of up to 10 years. Amortization of goodwill related to the Excalibur acquisition is expected to be deductible for tax purposes.

The total purchase price paid for the business acquired was approximately $7.6 million, net of cash acquired. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired:

Goodwill		$3,440
Intangible Assets – Customer Base		1,990
Intangible Assets – Covenant Not to Compete		100
		5,530
Plus:	Current Assets	1,016
	Non-Current Assets	1,651
Less:	Current Liabilities	(583)
Total Purchase Price		$7,614

During each of the first quarters of fiscal years 2017 and 2016, acquisition costs of less than $0.1 million were recorded as incurred as administrative expenses in the Consolidated Statements of Income.

Certain of the Company’s acquisition agreements have included provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of June 25, 2016, $0.8 million of contingent consideration and $2.3 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheet. As of March 26, 2016, $0.8 million of contingent consideration and $1.6 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheet. Included in the other holdback amounts at June 25, 2016 is $0.7 million related to the acquisition of Excalibur. No contingent consideration or holdback amounts were paid during the first quarter of fiscal year 2017.

The results of the acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions made during fiscal years 2016 and 2017 had occurred at the beginning of the respective fiscal years. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of each period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	First Quarter Ended
	June 25, 2016	June 27, 2015
Total Revenue	$33,300	$35,236
Net Income	834	1,119
Basic Earnings Per Share	0.12	0.16
Diluted Earnings Per Share	0.12	0.16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” “intend” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, volatility in the oil and gas industry, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 26, 2016. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.

RESULTS OF OPERATIONS

During the first quarter of fiscal year 2017 we continued to integrate the five acquisitions we closed in fiscal year 2016 along with the one we closed at the beginning of fiscal year 2017. Our acquisitions, coupled with continued organic growth, served to drive positively our first quarter fiscal year 2017 performance.

Our Service segment performance reflected significant leverage as operating income grew 62% against first quarter fiscal year 2016 on 27% revenue growth.

Our Distribution segment sales were down slightly in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016. We continue our efforts to address the macro economic challenges experienced with sluggish U.S. industrial output in general, and particularly in the oil and gas marketplace through expansion of the Company’s high margin equipment rental business as well as increased sales from the April 2016 acquisition of Excalibur.

The following table presents, for the first quarter of fiscal years 2017 and 2016, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 25,	June 27,
	2016	2015
As a Percentage of Total Revenue:
Service Revenue	51.8%	45.6%
Distribution Sales	48.2%	54.4%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	27.5%	26.1%
Distribution Gross Profit	22.0%	21.9%
Total Gross Profit	24.9%	23.8%

Selling, Marketing and Warehouse Expenses	12.9%	11.9%
Administrative Expenses	7.7%	8.4%
Total Operating Expenses	20.6%	20.3%

Operating Income	4.3%	3.5%

Interest and Other Expense, net	0.5%	0.4%

Income Before Income Taxes	3.8%	3.1%
Provision for Income Taxes	1.3%	1.1%

Net Income	2.5%	2.0%

FIRST QUARTER ENDED JUNE 25, 2016 COMPARED TO FIRST QUARTER ENDED JUNE 27, 2015 (dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 25,	June 27,
	2016	2015	$	%
Revenue:
Service	$17,175	$13,535	$3,640	26.9%
Distribution	15,972	16,135	(163)	(1.0%)
Total	$33,147	$29,670	$3,477	11.7%

Service revenue, which accounted for 51.8% and 45.6% of our total revenue in first quarter of fiscal years 2017 and 2016, respectively, increased 26.9% from the first quarter of fiscal year 2016 to the first quarter of fiscal year 2017. This year-over-year increase in Service revenue was driven by the combination of organic and acquisition-related growth.

Our fiscal years 2017 and 2016 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2017	FY 2016
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	26.9%	21.4%	10.5%	12.7%	11.5%

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2017 and 2016 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2017	FY 2016
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$62,842	$59,202	$56,112	$54,793	$53,198
Service Revenue Growth	18.1%	14.3%	10.5%	10.2%	9.5%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave disciplines. We expect to subcontract approximately 15% of Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2017 and 2016:

	FY 2017	FY 2016
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	84.3%	84.1%	81.5%	81.4%	82.4%
Outsourced	13.8%	14.0%	16.9%	16.7%	15.8%
Freight Billed to Customers	1.9%	1.9%	1.6%	1.9%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 48.2% of our total revenue in the first quarter of fiscal year 2017 and 54.4% of our total revenue in the first quarter of fiscal year 2016. During the first quarter of fiscal year 2017, a combination of growth of our equipment rental business and incremental sales from our recent business acquisitions, especially Excalibur, helped to offset the impact of the challenging macro environment factors impacting this business segment for the last several fiscal quarters. Our fiscal years 2017 and 2016 Distribution sales decline, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2017	FY 2016
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Decline	(1.0%)	(14.4%)	(12.0%)	(17.4%)	(5.0%)

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the first quarter of fiscal year 2017 were $3.5 million, an increase of $0.6 million from the first quarter of fiscal year 2016. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2017 and 2016:

	FY 2017	FY 2016
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,469	$2,966	$3,421	$3,124	$2,858
% of Pending Product Shipments
that were Backorders	69.8%	80.3%	73.8%	78.4%	75.8%

Gross Profit:

	First Quarter Ended		Change
	June 25,	June 27,
	2016	2015	$	%
Gross Profit:
Service	$4,729	$3,531	$1,198	33.9%
Distribution	3,517	3,531	(14)	(0.4%)
Total	$8,246	$7,062	$1,184	16.8%

The year-over-year improvement in total gross profit was a direct result of increased service segment revenue. Total gross margin was 24.9% in the first quarter of fiscal year 2017, a 110 basis point improvement from the first quarter of fiscal year 2016. This increase was positively impacted by leverage from increased Service segment revenue and improved mix of products and services sold.

Service segment revenue growth from our recent business acquisitions, while providing a base for future organic revenue growth, may moderate or reduce our gross margins as we acquire additional fixed costs. The mix of services provided to customers may also affect gross margins in any given period. Service gross margin improved to 27.5% in the first quarter of fiscal year 2017, a 140 basis points improvement over the first quarter of fiscal year 2016.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2017	FY 2016
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	27.5%	30.3%	23.5%	24.4%	26.1%

We evaluate Distribution gross profit from two perspectives. “Channel gross profit” includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool. Our Distribution gross profit includes channel gross profit as well as the impact of vendor rebates, cooperative advertising income, freight billed to customers, freight expenses and direct shipping costs. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, and the timing of periodic vendor rebates and cooperative advertising programs from suppliers.

As a percent of Distribution sales, Distribution gross margin was 22.0% in the first quarter of fiscal year 2017, a small improvement over 21.9% in the first quarter of fiscal year 2016. Year-over-year gross profit and gross margin were consistent with the prior year despite reduced sales volume due to a combination of factors including an improved mix of products sold and rented, expansion of our high margin equipment rental business and incremental Distribution sales from the Excalibur acquisition. The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2017	FY 2016
	Q1	Q4	Q3	Q2	Q1
Channel Gross Margin (1)	19.4%	18.7%	19.1%	19.4%	18.6%
Total Distribution Gross Margin (2)	22.0%	21.0%	21.6%	21.4%	21.9%

(1)	Channel gross margin is calculated as net sales less purchase costs and direct costs of equipment rentals, divided by net sales
(2)	Includes vendor rebates, cooperative advertising income, freight billed to customers, freight expenses, and direct shipping costs.

Operating Expenses:

	First Quarter Ended		Change
	June 25,	June 27,
	2016	2015	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,248	$3,540	$708	20.0%
Administrative	2,560	2,495	65	2.6%
Total	$6,808	$6,035	$773	12.8%

The year-over-year increase in operating expesnses was primarily due to incremental selling, marketing and warehouse expenses associated with our recent business acquisitions. As a percentage of total revenue, operating expenses were 20.6% in the first quarter of fiscal years 2017 and 20.3% in the first quarter of fiscal year 2016. We expect our operating expenses to decrease as a percentage of total revenue throughout fiscal year 2017.

Income Taxes:

	First Quarter Ended		Change
	June 25,	June 27,
	2016	2015	$	%
Provision for Income Taxes	$436	$331	$105	31.7%

Our effective tax rates for the first quarter of fiscal years 2017 and 2016 were 34.3% and 35.5%, respectively. The decrease reflects a change in the mix of taxable income between the U.S. and Canada as well as the impact of U.S. federal and state research and development tax credits. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2017 effective tax rate to be approximately 34.0% to 36.0%.

Adjusted EBITDA:

In addition to reporting net income, a United States generally accepted accounting principle (“GAAP”) measure, management presents earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense (“Adjusted EBITDA”), a non-GAAP measure. We believe Adjusted EBITDA allows investors to view our performance in a manner similar to the methods used by management and provides additional insight into our operating results. Adjusted EBITDA is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of net income and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Adjusted EBITDA, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	First Quarter Ended		Change
	June 25,	June 27,
	2016	2015	$	%
Net Income	$834	$601	$233	38.8%
+ Interest Expense	137	51
+ Other Expense / (Income)	31	44
+ Tax Provision	436	331
Operating Income	$1,438	$1,027	$411	40.0%
+ Depreciation & Amortization	1,549	840
+ Other (Expense) / Income	(31)	(44)
+ Noncash Stock Compensation	149	171
Adjusted EBITDA	$3,105	$1,994	$1,111	55.7%

Adjusted EBITDA for the first quarter of fiscal year 2017 was $3.1 million, a 55.7% improvement over the first quarter of fiscal year 2016.

Net income for the first quarter of fiscal year 2017 was $0.8 million, a 38.8% improvement over the first quarter of fiscal year 2016. The difference between changes in net income and Adjusted EBITDA is largely due to the depreciation and amortization expense of acquired assets.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended, (the “Credit Agreement”) which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.00 multiple of earnings before interest, income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of June 25, 2016 $29.0 million was available under the Revolving Credit Facility, of which $11.4 million was unused and available to be borrowed.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first quarter of fiscal year 2017.

On March 31, 2016, we entered into Amendment 3 to the Credit Agreement. Amendment 3 set the limit of borrowings that may be used for business acquisitions at $20.0 million for fiscal year 2017 and $15.0 million for each fiscal year thereafter. Amendment 3 also provides us with a $10.0 million term loan. The term loan requires principal repayments of $0.1 million per month plus interest in fiscal years 2017 through 2021 and a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 25,	June 27,
	2016	2015
Cash (Used in) Provided by:
Operating Activities	$(140)	$2,636
Investing Activities	$(7,890)	$(1,789)
Financing Activities	$8,350	$(657)

Operating Activities: Net cash used in operations was $0.1 million during the first quarter of fiscal year 2017 compared to $2.6 million of net cash provided by operating activities during the first quarter of fiscal year 2016. Significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased by a net amount of $0.1 million during the first quarter of fiscal year 2017, inclusive of $0.9 million of accounts receivable acquired as part of the assets acquired during our business acquisition completed within the period. Excluding acquired accounts receivable, the change would be a decrease of $0.8 million. During the first quarter of fiscal year 2016, accounts receivable decreased by $2.4 million, providing an increase in working capital. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of June 25, 2016 and June 27, 2015:

	June 25,	June 27,
	2016	2015
Net Sales, for the last two fiscal months	$24,009	$20,939
Accounts Receivable, net	$17,221	$14,514
Days Sales Outstanding	43	42

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of sku’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.1 million during the first quarter of fiscal year 2017, inclusive of $0.1 million in inventory acquired as part of the Excalibur acquisition. Inventory decreased $0.2 million during the first quarter of fiscal year 2016. The year-over-year change represents timing of strategic purchases in fiscal year 2017 and a small reduction in on-hand inventory in fiscal year 2016, in response to reduced demand in our Distribution segment.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of outsourced Service revenues and capital expenditures. Accounts payable decreased $0.8 million during the first quarter of fiscal year 2017, inclusive of the addition of $0.4 million in accounts payable acquired as part of a business acquisition completed during the period. Accounts payable decreased by $1.2 million during the first quarter of fiscal year 2016.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2016, income taxes payable decreased by $0.4 million whereas in the first quarter of fiscal year 2017, income taxes payable were unchanged. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first quarter of fiscal year 2017, we invested $1.0 million in capital expenditures, primarily for expanded Service segment capabilities and rental assets. During the first quarter of fiscal year 2016, we invested $1.1 million in capital expenditures, primarily for additional Service segment capabilities and information technology improvements. During the first quarter of fiscal year 2017, we used $6.9 million for a business acquisition, compared with $0.7 million used for a business acquisition during the first quarter of fiscal year 2016.

Financing Activities: During the first quarter of fiscal year 2017, we received $9.8 million in net proceeds from a term loan and used approximately $1.5 million in cash for repayment of our Revolving Credit Facility. During the first quarter of fiscal year 2016, $0.7 million in cash was used for financing activities, primarily for repayments of our Revolving Credit Facility.

OUTLOOK

We are pleased with the execution of our strategic priorities and plan to continue to execute them in the near and long-term. For the remainder of fiscal year 2017, we will remain focused on organic growth in our Service segment and stabilizing our Distribution segment. We expect to see strong revenue growth from our recent acquisitions and believe that we are well-positioned to capitalize on the sales and cost synergy opportunities of these recent transactions. We are also encouraged by the opportunities available to continue to grow organically and via our selective acquisition strategy as we progress through fiscal 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.3 million assuming our average borrowing levels remained constant. As of June 25, 2016, $29.0 million was available under our Revolving Credit Facility, of which $17.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. As described above under “Liquidity and Capital Resources”, we executed a $10.0 million term loan on March 31, 2016. The term loan is considered a LIBOR loan. As of June 25, 2016 $9.8 million was outstanding on the term loan and was included in long-term debt on the Consolidated Balance Sheet. The term loan requires principal repayments of $0.1 million per month plus interest.

We borrow from our Revolving Credit Facility at the one-month LIBOR, adjusting daily, or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of June 25, 2016, the one-month LIBOR was 0.4%. Our interest rate for the first quarter of fiscal year 2017 ranged from 1.3% to 2.5%. On June 25, 2016, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for the first quarter of fiscal years 2017 and 2016 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million and $0.2 million during the first quarter of fiscal years 2017 and 2016, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 25, 2016, we had a foreign exchange contract, which matured in July 2016, outstanding in the notional amount of $5.7 million. The foreign exchange contract was renewed in July 2016 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total	Weighted	Shares Purchased as	Approximate Dollar Value)
	Number	Average	Part of Publicly	of Shares that May Yet Be
	of Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)
3/27/2016-4/23/2016	-	-	-	-

4/24/2016-5/21/2016	9,560 (2)	$10.28 (2)	-	-

5/22/2016-6/25/2016	-	-	-	-

Total	9,560	$10.28	-	-

(1)	We have an Share Repurchase Plan (the “Plan”), which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2017.

(2)	Shares withheld pursuant to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, to cover tax-withholding obligations upon the vesting of restricted stock unit awards that vested in the first quarter of fiscal year 2017.

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date:	August 8, 2016	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2016	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

10.1	Credit Facility Agreement Amendment 3 dated as of March 31, 2016 by and among Transcat, Inc. and Manufacturers and Traders Trust Company, incorporated by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

10.2	Asset Purchase Agreement dated as of April 1, 2016 by and among Transcat, Inc., Excalibur Engineering, Inc., Christopher LaPlante Family Trust dated 12/23/97 and Christopher M. LaPlante, incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

10.3	Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document