Form 10-Q
period 2016-09-24
TRANSCAT INC
filed 2016-11-04
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 24, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [✓]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 2, 2016 was 7,011,132.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Service Revenue	$16,947	$14,190	$34,122	$27,725
Distribution Sales	17,538	15,286	33,510	31,421
Total Revenue	34,485	29,476	67,632	59,146

Cost of Service Revenue	12,807	10,729	25,253	20,733
Cost of Distribution Sales	13,651	12,010	26,106	24,614
Total Cost of Revenue	26,458	22,739	51,359	45,347

Gross Profit	8,027	6,737	16,273	13,799

Selling, Marketing and Warehouse Expenses	4,205	3,229	8,453	6,769
Administrative Expenses	2,244	2,138	4,804	4,633
Total Operating Expenses	6,449	5,367	13,257	11,402

Operating Income	1,578	1,370	3,016	2,397

Interest and Other Expense, net	191	36	359	131

Income Before Income Taxes	1,387	1,334	2,657	2,266
Provision for Income Taxes	491	456	927	787

Net Income	$896	$878	$1,730	$1,479

Basic Earnings Per Share	$0.13	$0.13	$0.25	$0.22
Average Shares Outstanding	6,994	6,886	6,972	6,868

Diluted Earnings Per Share	$0.12	$0.12	$0.24	$0.21
Average Shares Outstanding	7,201	7,119	7,173	7,135

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net Income	$896	$878	$1,730	$1,479

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(54)	(313)	26	(221)
Other, net of tax effects of $(14) and $20 for the
second quarters ended September 24, 2016 and
September 26, 2015, respectively; and $(14) and
$14 for the six months ended September 24,
2016 and September 26, 2015, respectively.	22	(32)	23	(23)
Total Other Comprehensive (Loss) Income	(32)	(345)	49	(244)

Comprehensive Income	$864	$533	$1,779	$1,235

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	September 24,	March 26,
	2016	2016
ASSETS
Current Assets:
Cash	$598	$641
Accounts Receivable, less allowance for doubtful accounts of $150
and $113 as of September 24, 2016 and March 26, 2016, respectively	17,964	17,080
Other Receivables	1,510	881
Inventory, net	7,511	6,520
Prepaid Expenses and Other Current Assets	1,185	1,096
Total Current Assets	28,768	26,218
Property and Equipment, net	14,691	12,313
Goodwill	32,680	29,112
Intangible Assets, net	8,867	8,211
Other Assets	1,033	853
Total Assets	$86,039	$76,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$10,412	$8,141
Accrued Compensation and Other Liabilities	7,426	7,688
Income Taxes Payable	339	-
Current Portion of Long-Term Debt	1,429	-
Total Current Liabilities	19,606	15,829
Long-Term Debt	22,362	19,073
Deferred Tax Liabilities	951	1,071
Other Liabilities	1,922	1,823
Total Liabilities	44,841	37,796

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized;
7,005,469 and 6,923,557 shares issued and outstanding as of
September 24, 2016 and March 26, 2016, respectively	3,503	3,462
Capital in Excess of Par Value	13,499	12,993
Accumulated Other Comprehensive Loss	(309)	(358)
Retained Earnings	24,505	22,814
Total Shareholders' Equity	41,198	38,911
Total Liabilities and Shareholders' Equity	$86,039	$76,707

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 24,	September 26,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$1,730	$1,479
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss on Disposal of Property and Equipment	5	34
Deferred Income Taxes	(120)	(33)
Depreciation and Amortization	3,105	1,742
Provision for Accounts Receivable and Inventory Reserves	143	83
Stock-Based Compensation Expense	326	280
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(711)	1,839
Inventory	(735)	459
Prepaid Expenses and Other Assets	(288)	(146)
Accounts Payable	1,904	(309)
Accrued Compensation and Other Liabilities	(757)	(580)
Income Taxes Payable	407	466
Net Cash Provided by Operating Activities	5,009	5,314

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(2,496)	(2,732)
Proceeds from Sale of Property and Equipment	10	9
Business Acquisitions	(6,977)	(2,918)
Net Cash Used in Investing Activities	(9,463)	(5,641)

Cash Flows from Financing Activities:
Repayment of Revolving Credit Facility, net	(4,687)	(184)
Proceeds from Term Loan	10,000	-
Repayment of Term Loan	(595)	-
Payment of Contingent Consideration and Holdbacks Related to
Business Acquisitions	(339)	-
Issuance of Common Stock	312	234
Repurchase of Common Stock	(98)	(71)
Stock Option Redemption	(113)	-
Net Cash Provided by (Used In) Financing Activities	4,480	(21)

Effect of Exchange Rate Changes on Cash	(69)	446

Net (Decrease) Increase in Cash	(43)	98
Cash at Beginning of Period	641	65
Cash at End of Period	$598	$163

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$289	$101
Income Taxes, net	$614	$669
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisitions	$-	$300
Holdback Amounts Related to Business Acquisitions	$735	$413

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss) Income	Earnings	Total
Balance as of March 26, 2016	6,924	$3,462	$12,993	$(358)	$22,814	$38,911
Issuance of Common Stock	42	21	291	-	-	312
Repurchase of Common Stock	(10)	(5)	(54)	-	(39)	(98)
Stock-Based Compensation	50	25	301	-	-	326
Redemption of Stock Options	-	-	(113)	-	-	(113)
Tax Benefit from Stock-Based
Compensation	-	-	81	-	-	81
Other Comprehensive Income	-	-	-	49	-	49
Net Income	-	-	-	-	1,730	1,730

Balance as of September 24, 2016	7,006	$3,503	$13,499	$(309)	$24,505	$41,198

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense; and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At September 24, 2016 and March 26, 2016, investment assets totaled $0.8 million and $0.7 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits from the exercise of equity awards are presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of the fiscal year ending March 25, 2017 (“fiscal year 2017”) and the first six months of fiscal year 2016, the Company recorded non-cash stock-based compensation expense of $0.3 million in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on its Canadian business transactions. The net foreign currency loss was less than $0.1 million during the first six months of each of fiscal years 2017 and 2016. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.1 million during the first six months of fiscal year 2017 and a gain of $0.3 million during the first six months of fiscal year 2016, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 24, 2016, the Company had a foreign exchange contract, which matured in October 2016, outstanding in the notional amount of $5.9 million. The foreign exchange contract was renewed in October 2016 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the second quarters and first six months of fiscal years 2017 and 2016, the net additional common stock equivalents had a $0.01 effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Average Shares Outstanding – Basic	6,994	6,886	6,972	6,868
Effect of Dilutive Common Stock Equivalents	207	233	201	267
Average Shares Outstanding – Diluted	7,201	7,119	7,173	7,135
Anti-dilutive Common Stock Equivalents	-	10	-	-

NOTE 2 – LONG-TERM DEBT

Description: Transcat, through its credit agreement, as amended (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”) and a term loan. The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.0 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of September 24, 2016, $30.0 million was available under the Revolving Credit Facility, of which $14.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Amendment 3 to the Credit Agreement (“Amendment 3”) set the limit of borrowings that may be used for business acquisitions at $20.0 million for fiscal year 2017 and $15.0 million for each fiscal year thereafter. During the first six months of fiscal year 2017, the Company used $7.3 million of borrowings for business acquisitions and related payments.

Amendment 3 also provided the Company with a $10.0 million term loan. As of September 24, 2016, $9.4 million was outstanding on the term loan, of which $1.4 million was included in current liabilities on the Consolidated Balance Sheet with the remainder included in long-term debt. The term loan requires principal repayments of $0.1 million per month plus interest. Total annual repayment amounts of $1.4 million are required in fiscal years 2017 through 2021 with a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

Interest and Other Costs: Interest on the Revolving Credit Facility and term loan accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of September 24, 2016 was 0.5%. The Company’s interest rate for the six months of fiscal year 2017 ranged from 2.5% to 2.9%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the second quarter of fiscal year 2017 and expects to remain in compliance throughout fiscal year 2017.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 24, 2016, 1.3 million shares were available for future grant under the 2003 Plan.

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

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 29, 2014 and as a result, issued 50 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2017. The following table summarizes the non-vested performance-based restricted stock units outstanding as of September 24, 2016:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	September 24, 2016
April 2014	April 2014 - March 2017	61	$9.28	50% of target level
April 2015	April 2015 - March 2018	73	$9.59	75% of target level
April 2016	April 2016 – March 2019	94	$10.13	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.3 million and $0.2 million, respectively in the first six months of fiscal years 2017 and 2016. As of September 24, 2016, unearned compensation to be recognized over the grants’ respective service periods totaled $1.1 million.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first six months of fiscal year 2017:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 26, 2016	494	$7.03
Exercised	(32)	6.54
Forfeited	(3)	8.38
Redeemed	(20)	5.24
Outstanding as of September 24, 2016	439	$7.13	2	$1,457
Exercisable as of September 24, 2016	379	$7.06	2	$1,284

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2017 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 24, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was less than $0.1 million during each of the first six months of fiscal years 2017 and 2016. Total unrecognized compensation cost related to non-vested stock options as of September 24, 2016 was $0.1 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2017 was $0.1 million. Cash received from the exercise of options in the first six months of fiscal year 2017 was $0.2 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the second quarter and first six months of fiscal years 2017 and 2016:

	Second Quarter Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Revenue:
Service	$16,947	$14,190	$34,122	$27,725
Distribution	17,538	15,286	33,510	31,421
Total	34,485	29,476	67,632	59,146

Gross Profit:
Service	4,140	3,461	8,869	6,992
Distribution	3,887	3,276	7,404	6,807
Total	8,027	6,737	16,273	13,799

Operating Expenses:
Service (1)	3,349	2,622	7,034	5,507
Distribution (1)	3,100	2,745	6,223	5,895
Total	6,449	5,367	13,257	11,402

Operating Income:
Service	791	839	1,835	1,485
Distribution	787	531	1,181	912
Total	1,578	1,370	3,016	2,397

Unallocated Amounts:
Interest and Other Expense, net	191	36	359	131
Provision for Income Taxes	491	456	927	787
Total	682	492	1,286	918

Net Income	$896	$878	$1,730	$1,479

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

Transcat completed one business acquisition during the first six months of fiscal year 2017 and three business acquisitions during the first six months of fiscal year 2016.

These transactions align with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. In addition, Excalibur Engineering, Inc. (“Excalibur”), acquired in April 2016, provided an established equipment rental and used equipment business, which are complimentary to the Company’s traditional Distribution segment sales.

The Company accounts for business acquisitions using the acquisition method of accounting. Goodwill, calculated as the excess of the purchase price paid over the fair value of the underlying net assets of the businesses acquired, generally represents expected future economic benefits arising from the reputation of an acquired business, the assembled workforce, expected synergies and other assets acquired that could not be individually identified and separately recognized. Other intangible assets, namely customer bases and covenants not to compete, represent an allocation of a portion of the purchase price to identifiable intangible assets of the acquired businesses. Excluding goodwill, intangible assets are being amortized for financial reporting purposes on an accelerated basis over an estimated useful life of up to 10 years. Amortization of goodwill related to the Excalibur acquisition is expected to be deductible for tax purposes.

Of the goodwill and other intangible assets relating to the Excalibur acquisition, $2.8 million was allocated to the Service segment and $2.8 million was allocated to the Distribution segment, based on quantitative and qualitative factors.

The total purchase price paid for Excalibur was approximately $7.6 million, net of cash acquired. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired:

Goodwill		$3,440
Intangible Assets – Customer Base		1,990
Intangible Assets – Covenant Not to Compete		100
		5,530
Plus:	Current Assets	1,016
	Non-Current Assets	1,651
Less:	Current Liabilities	(583)
Total Purchase Price		$7,614

Acquisition costs of $0.1 million and $0.2 million were recorded as incurred as administrative expenses in the Consolidated Statements of Income during the first six months of fiscal years 2017 and 2016, respectively.

Certain of the Company’s acquisition agreements have included provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of September 24, 2016, $0.5 million of contingent consideration and $2.3 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. As of March 26, 2016, $0.8 million of contingent consideration and $1.6 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. Included in the other holdback amounts at September 24, 2016 is $0.7 million related to the acquisition of Excalibur. $0.3 million of contingent consideration and holdback amounts related to acquisitions completed in prior fiscal years were paid during the first six months of fiscal year 2017.

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

	(Unaudited)
	Six Months Ended
	September 24,	September 26,
	2016	2015
Total Revenue	$67,931	$68,106
Net Income	$1,736	$2,291
Basic Earnings Per Share	$0.25	$0.33
Diluted Earnings Per Share	$0.24	$0.32

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

RESULTS OF OPERATIONS

During our second quarter of fiscal year 2017, we achieved record quarterly revenue of $34.5 million. Revenue growth in the quarter was the result of growth in both of our business segments. Sales in our Distribution segment rebounded from challenging market conditions with 14.7% growth in the quarter. Year-over-year Distribution sales growth was primarily driven by incremental sales from Excalibur’s used equipment and equipment rental business, growth in our equipment rental business and increased demand from customers in alternative energy markets. Our Service segment revenue grew 19.4% when compared to the second quarter of fiscal year 2016 and was driven by increased revenue from our traditional customer base and incremental sales from recent acquisitions. Service segment operating income performance was negatively affected by softness in the Canadian market, particularly the Canadian aerospace sector, and by an increased allocation of general and administrative costs and increased selling expenses. Total revenue increased $5.0 million in the second quarter of fiscal year 2017, a 17.0% improvement over the second quarter of fiscal year 2016.

Gross profit improvements combined with management's cost controls helped to offset increased selling, marketing and warehouse expenses, resulting in a 15.2% increase in operating income in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016.

The following table presents, for the second quarter and first six months of fiscal years 2017 and 2016, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
As a Percentage of Total Revenue:
Service Revenue	49.1%	48.1%	50.5%	46.9%
Distribution Sales	50.9%	51.9%	49.5%	53.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	24.4%	24.4%	26.0%	25.2%
Distribution Gross Profit	22.2%	21.4%	22.1%	21.7%
Total Gross Profit	23.3%	22.9%	24.1%	23.3%

Selling, Marketing and
Warehouse Expenses	12.2%	11.0%	12.5%	11.4%
Administrative Expenses	6.5%	7.3%	7.1%	7.8%
Total Operating Expenses	18.7%	18.3%	19.6%	19.2%

Operating Income	4.6%	4.6%	4.5%	4.1%

Interest and Other Expense, net	0.6%	0.1%	0.6%	0.3%

Income Before Income Taxes	4.0%	4.5%	3.9%	3.8%
Provision for Income Taxes	1.4%	1.5%	1.3%	1.3%

Net Income	2.6%	3.0%	2.6%	2.5%

SECOND QUARTER ENDED SEPTEMBER 24, 2016 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 26, 2015 (dollars in thousands):

Revenue:
	Second Quarter Ended		Change
	September 24,	September 26,
	2016	2015	$	%
Revenue:
Service	$16,947	$14,190	$2,757	19.4%
Distribution	17,538	15,286	2,252	14.7%
Total	$34,485	$29,476	$5,009	17.0%

Service revenue, which accounted for 49.1% and 48.1% of our total revenue in the second quarter of fiscal years 2017 and 2016, respectively, increased 19.4% from the second quarter of fiscal year 2016 to the second quarter of fiscal year 2017. This year-over-year increase in Service revenue was driven by the combination of organic and acquisition-related growth.

Our fiscal years 2017 and 2016 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2017		FY 2016
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	19.4%	26.9%	21.4%	10.5%	12.7%	11.5%

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

	FY 2017		FY 2016
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$65,599	$62,842	$59,202	$56,112	$54,793	$53,198
Service Revenue Growth	19.7%	18.1%	14.3%	10.5%	10.2%	9.5%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave disciplines. We expect to subcontract approximately 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. During any individual quarter, we could fluctuate beyond these percentages. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2017 and 2016:

	FY 2017		FY 2016
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.6%	84.3%	84.1%	81.5%	81.4%	82.4%
Outsourced	14.6%	13.8%	14.0%	16.9%	16.7%	15.8%
Freight Billed to Customers	1.8%	1.9%	1.9%	1.6%	1.9%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 50.9% of our total revenue in the second quarter of fiscal year 2017 and 51.9% of our total revenue in the second quarter of fiscal year 2016. During the second quarter of fiscal year 2017, a combination of growth of our equipment rental business, increased demand from alternative energy markets and incremental sales from our recent business acquisitions, particularly Excalibur and its used equipment sales, helped to drive year-over-year growth in this segment. Our fiscal years 2017 and 2016 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2017		FY 2016
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	14.7%	(1.0%)	(14.4%)	(12.0%)	(17.4%)	(5.0%)

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the second quarter of fiscal year 2017 were $3.5 million, an increase of $0.4 million from the second quarter of fiscal year 2016. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2017 and 2016:

	FY 2017		FY 2016
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,530	$3,469	$2,966	$3,421	$3,124	$2,858
% of Pending Product Shipments
that were Backorders	74.9%	69.8%	80.3%	73.8%	78.4%	75.8%

Gross Profit:

	Second Quarter Ended		Change
	September 24,	September 26
	2016	2015	$	%
Gross Profit:
Service	$4,140	$3,461	$679	19.6%
Distribution	3,887	3,276	611	18.7%
Total	$8,027	$6,737	$1,290	19.1%

The year-over-year improvement in total gross profit was a direct result of increased revenue in both business segments. Total gross margin was 23.3% in the second quarter of fiscal year 2017, a 40 basis point improvement from the second quarter of fiscal year 2016. This increase was positively impacted by an improved mix of products and services sold.

Service gross profit in the second quarter of fiscal year 2017 increased $0.7 million, or 19.6%, from the second quarter of fiscal year 2016. Service segment revenue growth from our recent business acquisitions, while providing a base for future organic revenue growth, may moderate or reduce our gross margins as we acquire additional fixed costs. The mix of services provided to customers may also affect gross margins in any given period. Service gross margin was 24.4% in the second quarter of fiscal year 2017, consistent with the second quarter of fiscal year 2016.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2017		FY 2016
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	24.4%	27.5%	30.3%	23.5%	24.4%	26.1%

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates and cooperative advertising income we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, and the timing of periodic vendor rebates and cooperative advertising programs from suppliers.

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2017		FY 2016
	Q2	Q1	Q4	Q3	Q2	Q1
Total Distribution Gross Margin	22.2%	22.0%	21.0%	21.6%	21.4%	21.9%

Distribution segment gross margin improved 80 basis points in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016. Improvements in gross margin were driven by increased sales in our higher-margin equipment rental business and an improved customer mix, which for us means a higher percentage of total sales to end user customers and reduction in sales to wholesale or intermediary reseller type customers.

Operating Expenses:

	Second Quarter Ended		Change
	September 24,	September 26,
	2016	2015	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,205	$3,229	$976	30.2%
Administrative	2,244	2,138	106	5.0%
Total	$6,449	$5,367	$1,082	20.2%

The year-over-year increase in operating expenses was primarily due to incremental selling, marketing and warehouse expenses associated with our recent business acquisitions. As a percentage of total revenue, operating expenses were 18.7% in the second quarter of fiscal year 2017 and 18.3% in the second quarter of fiscal year 2016.

Income Taxes:

	Second Quarter Ended		Change
	September 24,	September 26,
	2016	2015	$	%
Provision for Income Taxes	$491	$456	$35	7.7%

Our effective tax rates for the second quarter of fiscal years 2017 and 2016 were 35.4% and 34.2%, respectively. Changes in our effective tax rate generally reflects changes in the mix of taxable income between the U.S. and Canada as well as the availability of federal and state research and development tax credits. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2017 effective tax rate to be approximately 34.0% to 36.0%.

SIX MONTHS ENDED SEPTEMBER 24, 2016 COMPARED TO SIX MONTHS ENDED SEPTEMBER 26, 2015 (dollars in thousands):

Revenue:

	Six Months Ended		Change
	September 24,	September 26,
	2016	2015	$	%
Revenue:
Service	$34,122	$27,725	$6,397	23.1%
Distribution	33,510	31,421	2,089	6.6%
Total	$67,632	$59,146	$8,486	14.3%

Service revenue, which accounted for 50.5% of our total revenue during the first six months of fiscal year 2017 and 46.9% of our total revenue during the first six months of fiscal year 2016, increased $6.4 million, or 23.1%, from the first six months of fiscal year 2016 to the first six months of fiscal year 2017. The year-over-year increase was driven by a combination of organic and acquisition-related growth.

Our Distribution sales accounted for 49.5% and 53.1% of our total revenue in the first six months of fiscal years 2017 and 2016, respectively. For the first six months of fiscal year 2017, Distribution sales increased $2.1 million, or 6.6%, compared to the first six months of fiscal year 2016. This year-over-year increase in sales was primarily due to a combination of growth in our equipment rental business and incremental sales from our recent business acquisitions.

Gross Profit:

	Six Months Ended		Change
	September 24,	September 26,
	2016	2015	$	%
Gross Profit:
Service	$8,869	$6,992	$1,877	26.8%
Distribution	7,404	6,807	597	8.8%
Total	$16,273	$13,799	$2,474	17.9%

Total gross margin increased 80 basis points to 24.1% of total revenue in the first six months of fiscal year 2017 compared to 23.3% in the first six months of fiscal year 2016. The year-over-year increase in gross margin was driven by leverage from increased Service segment revenue and improved mix of products and services sold.

Operating Expenses:

	Six Months Ended		Change
	September 24,	September 26,
	2016	2015	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$8,453	$6,769	$1,684	24.9%
Administrative	4,804	4,633	171	3.7%
Total	$13,257	$11,402	$1,855	16.3%

The year-over-year increase in operating expenses was primarily due to increased selling, marketing and warehouse expenses, primarily resulting from our recent acquisitions. Particularly, the acquisition of Excalibur added incremental selling and warehouse costs associated with its equipment rental and used equipment sales. In addition, the customer base acquired as part of the Excalibur acquisition is being amortized to selling expense at a more accelerated rate than has been typical for prior recent acquisitions as Excalibur’s customer base is different than the primarily Service segment oriented customer bases we have acquired in other recent acquisitions. As a percentage of total revenue, operating expenses during the first six months of fiscal year 2017 were 19.6%, compared to 19.2% in the first six months of fiscal year 2016.

Taxes:

	Six Months Ended		Change
	September 24,	September 26,
	2016	2015	$	%
Provision for Income Taxes	$927	$787	$140	17.8%

Our effective tax rates for the first six months of fiscal years 2017 and 2016 were 34.9% and 34.7%, respectively. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

Adjusted EBITDA:

In addition to reporting net income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of its core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Six Months Ended
	September 24,	September 26,
	2016	2015
Net Income	$1,730	$1,479
+ Interest Expense	317	99
+ Other Expense / (Income)	42	32
+ Tax Provision	927	787
Operating Income	$3,016	$2,397
+ Depreciation & Amortization	3,105	1,742
+ Other (Expense) / Income	(42)	(32)
+ Noncash Stock Compensation	326	280
Adjusted EBITDA	$6,405	$4,387

As a percentage of revenue, Adjusted EBITDA was 9.5% for the first six months of fiscal year 2017 and 7.4% for the first six months of fiscal year 2016. During the first six months of fiscal year 2017, Adjusted EBITDA increased $2.0 million compared to the first six months of fiscal year 2016. The difference between the increase in Adjusted EBITDA and increase in net income during the first six months of fiscal year 2017 largely reflects an increase in depreciation and amortization, driven primarily by depreciation and amortization of assets acquired in business acquisitions.

Net Income:

	Six Months Ended		Change
	September 24,	September 26,
	2016	2015	$	%
Net Income	$1,730	$1,479	$251	17.0%

Improved gross profit combined with management’s cost controls offset increased selling, marketing and warehouse expenses, resulting in a 17.0% improvement in net income during the first six months of fiscal year 2017 when compared to the first six months of fiscal year 2016. As a percentage of revenue, net income was 2.6% during the first six months of fiscal year 2017 and 2.5% during the first six months of fiscal year 2016.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended, (the “Credit Agreement”) which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.00 multiple of earnings before interest, income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of September 24, 2016, $30.0 million was available under the Revolving Credit Facility, of which $15.6 million was unused and available to be borrowed.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first six months of fiscal year 2017, and we expect to remain in compliance with all covenants throughout the remainder of fiscal year 2017.

During fiscal year 2016, we entered into Amendment 3 to the Credit Agreement (“Amendment 3”). Amendment 3 set the limit of borrowings that may be used for business acquisitions at $20.0 million for fiscal year 2017 and $15.0 million for each fiscal year thereafter. Amendment 3 also provided us with a $10.0 million term loan. The term loan requires principal repayments of $0.1 million per month plus interest in fiscal years 2017 through 2021 and a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 24,	September 26,
	2016	2015
Cash (Used in) Provided by:
Operating Activities	$5,009	$5,314
Investing Activities	$(9,463)	$(5,641)
Financing Activities	$4,480	$(21)

Operating Activities: Net cash provided by operating activities was $5.0 million during the first six months of fiscal year 2017 compared to $5.3 million during the first six months of fiscal year 2016. Significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased by a net amount of $0.9 million during the first six months of fiscal year 2017, inclusive of $0.9 million of accounts receivable acquired as part of the assets acquired during our business acquisition completed within the period. Excluding acquired accounts receivable, there would be no change. During the first six months of fiscal year 2016, accounts receivable decreased by $1.9 million, providing an increase in working capital. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of September 24, 2016 and September 26, 2015:

	September 24,	September 26,
	2016	2015
Net Sales, for the last two fiscal months	$24,962	$21,284
Accounts Receivable, net	$17,964	$15,004
Days Sales Outstanding	43	42

●	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.0 million during the first six months of fiscal year 2017, inclusive of $0.1 million in inventory acquired as part of the Excalibur acquisition. Inventory decreased $0.5 million during the first six months of fiscal year 2016. The year-over-year change represents timing of strategic purchases in fiscal year 2017 and a small reduction in on-hand inventory in fiscal year 2016, in response to reduced demand in our Distribution segment during fiscal year 2016.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments to outsourced Service vendors and capital expenditures. Accounts payable increased $2.3 million during the first six months of fiscal year 2017, largely due to the timing of inventory and other payments and is inclusive of the addition of $0.4 million in accounts payable acquired as part of a business acquisition completed during the period. Accounts payable increased by $0.7 million during the first six months of fiscal year 2016.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first six months of fiscal year 2017, income taxes payable increased by $0.3 million whereas in the first six months of fiscal year 2016, income taxes payable were unchanged. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first six months of fiscal year 2017, we invested $2.5 million in capital expenditures, primarily for expanded Service segment capabilities and rental assets. During the first six months of fiscal year 2016, we invested $2.7 million in capital expenditures, primarily for additional Service segment capabilities and information technology improvements. During the first six months of fiscal year 2017, we used $7.0 million for a business acquisition, compared with $2.9 million used for business acquisitions during the first six months of fiscal year 2016.

Financing Activities: During the first six months of fiscal year 2017, we received $10.0 million in proceeds from a term loan and used approximately $4.7 million in cash for repayment of our Revolving Credit Facility and $0.6 million in cash for repayment of our term loan. During the first six months of fiscal year 2016, $0.2 million in cash was used for repayments of our Revolving Credit Facility.

OUTLOOK

We believe we are building momentum in fiscal 2017 as demonstrated by our results for the second quarter. Our Service segment continues to show steady progress with revenue growth from both organic initiatives, particularly related to life sciences, and recent acquisitions. We expect Service segment margins to improve over time as our actions to integrate recent acquisitions and capture operational synergies take hold. We are pleased with the positive traction in Distribution as that segment’s revenue improved during the first six months of fiscal year 2017.

We continue to be pleased with our recent acquisitions and how they position our Company for growth in revenue and profitability as we further integrate them and drive sales and cost synergies. Organic growth will also continue to be a focus throughout the remainder of fiscal year 2017, and we are encouraged by the opportunities in front of us.

We anticipate solid results for our fiscal third quarter, though on a comparative basis they will be somewhat muted given that our fiscal year 2016 third quarter benefited from performance-based compensation expense adjustments. For our fourth quarter and full fiscal year period, we expect strong consolidated results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of September 24, 2016, $30.0 million was available under our Revolving Credit Facility, of which $14.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources”, we also have a $10.0 million term loan. The term loan is considered a LIBOR loan. As of September 24, 2016, $9.4 million was outstanding on the term loan and was included in long-term debt and current portion of long term debt on the Consolidated Balance Sheets. The term loan requires principal repayments of $0.1 million per month plus interest.

We borrow from our Revolving Credit Facility and term loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of September 24, 2016, the one-month LIBOR was 0.5%. Our interest rate for the first six months of fiscal year 2017 ranged from 2.5% to 2.9%. On September 24, 2016, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for the first six months of fiscal years 2017 and 2016 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.1 million and $0.3 million during the first six months of fiscal years 2017 and 2016, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 24, 2016, we had a foreign exchange contract, which matured in October 2016, outstanding in the notional amount of $5.9 million. The foreign exchange contract was renewed in October 2016 and continues to be in place. We do not use hedging arrangements for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second quarter of fiscal year 2017) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date:	November 4, 2016	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 4, 2016	/s/ Michael J. Tschiderer
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