Form 10-Q
period 2016-12-24
TRANSCAT INC
filed 2017-02-03
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 24, 2016

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of February 2, 2017 was 7,020,291.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Service Revenue	$17,455	$13,922	$51,577	$41,647
Distribution Sales	20,358	16,238	53,868	47,659
Total Revenue	37,813	30,160	105,445	89,306

Cost of Service Revenue	13,149	10,650	38,402	31,383
Cost of Distribution Sales	15,749	12,732	41,855	37,346
Total Cost of Revenue	28,898	23,382	80,257	68,729

Gross Profit	8,915	6,778	25,188	20,577

Selling, Marketing and Warehouse Expenses	4,159	3,199	12,612	9,968
Administrative Expenses	2,403	1,897	7,207	6,530
Total Operating Expenses	6,562	5,096	19,819	16,498

Operating Income	2,353	1,682	5,369	4,079

Interest and Other Expense, net	188	62	547	193

Income Before Income Taxes	2,165	1,620	4,822	3,886
Provision for Income Taxes	885	552	1,812	1,339

Net Income	$1,280	$1,068	$3,010	$2,547

Basic Earnings Per Share	$0.18	$0.15	$0.43	$0.37
Average Shares Outstanding	7,010	6,900	6,984	6,878

Diluted Earnings Per Share	$0.18	$0.15	$0.42	$0.36
Average Shares Outstanding	7,204	7,137	7,161	7,134

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Net Income	$1,280	$1,068	$3,010	$2,547

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(114)	(133)	(88)	(354)
Other, net of tax effects of $(13) and $1 for the
third quarters ended December 24, 2016 and
December 26, 2015, respectively; and $(27) and
$13 for the nine months ended December 24,
2016 and December 26, 2015, respectively.	21	2	43	(21)
Total Other Comprehensive Loss	(93)	(131)	(45)	(375)

Comprehensive Income	$1,187	$937	$2,965	$2,172

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 24,	March 26,
	2016	2016
ASSETS
Current Assets:
Cash	$559	$641
Accounts Receivable, less allowance for doubtful accounts of $188
and $113 as of December 24, 2016 and March 26, 2016, respectively	19,967	17,080
Other Receivables	1,778	881
Inventory, net	10,772	6,520
Prepaid Expenses and Other Current Assets	1,201	1,096
Total Current Assets	34,277	26,218
Property and Equipment, net	15,378	12,313
Goodwill	32,436	29,112
Intangible Assets, net	8,128	8,211
Other Assets	1,049	853
Total Assets	$91,268	$76,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,886	$8,141
Accrued Compensation and Other Liabilities	7,613	7,688
Current Portion of Long-Term Debt	1,429	-
Total Current Liabilities	20,928	15,829
Long-Term Debt	24,768	19,073
Deferred Tax Liabilities	1,192	1,071
Other Liabilities	1,949	1,823
Total Liabilities	48,837	37,796

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized;
7,012,799 and 6,923,557 shares issued and outstanding as of
December 24, 2016 and March 26, 2016, respectively	3,506	3,462
Capital in Excess of Par Value	13,543	12,993
Accumulated Other Comprehensive Loss	(403)	(358)
Retained Earnings	25,785	22,814
Total Shareholders' Equity	42,431	38,911
Total Liabilities and Shareholders' Equity	$91,268	$76,707

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 24,	December 26,
	2016	2015
Cash Flows from Operating Activities:
Net Income	$3,010	$2,547
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss on Disposal of Property and Equipment	6	37
Deferred Income Taxes	121	(206)
Depreciation and Amortization	4,667	2,711
Provision for Accounts Receivable and Inventory Reserves	243	129
Stock-Based Compensation Expense	316	284
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(3,168)	1,945
Inventory	(3,967)	914
Prepaid Expenses and Other Assets	(341)	(122)
Accounts Payable	3,378	(271)
Accrued Compensation and Other Liabilities	(454)	(1,027)
Income Taxes Payable	63	462
Net Cash Provided by Operating Activities	3,874	7,403

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(4,104)	(3,755)
Proceeds from Sale of Property and Equipment	29	24
Business Acquisitions	(6,977)	(2,918)
Net Cash Used in Investing Activities	(11,052)	(6,649)

Cash Flows from Financing Activities:
Repayment of Revolving Credit Facility, net	(1,924)	(1,630)
Proceeds from Term Loan	10,000	-
Repayment of Term Loan	(952)	-
Payment of Contingent Consideration and Holdbacks Related to
Business Acquisitions	(339)	-
Issuance of Common Stock	384	305
Repurchase of Common Stock	(98)	(73)
Stock Option Redemption	(137)	-
Net Cash Provided by (Used In) Financing Activities	6,934	(1,398)

Effect of Exchange Rate Changes on Cash	162	731

Net (Decrease) Increase in Cash	(82)	87
Cash at Beginning of Period	641	65
Cash at End of Period	$559	$152

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$488	$155
Income Taxes, net	$1,595	$1,241
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisitions	$-	$300
Holdback Amounts Related to Business Acquisitions	$735	$413

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 26, 2016	6,924	$3,462	$12,993	$(358)	$22,814	$38,911
Issuance of Common Stock	49	24	360	-	-	384
Repurchase of Common Stock	(10)	(5)	(54)	-	(39)	(98)
Stock-Based Compensation	50	25	291	-	-	316
Redemption of Stock Options	-	-	(137)	-	-	(137)
Tax Benefit from Stock-Based
Compensation	-	-	90	-	-	90
Other Comprehensive Loss	-	-	-	(45)	-	(45)
Net Income	-	-	-	-	3,010	3,010

Balance as of December 24, 2016	7,013	$3,506	$13,543	$(403)	$25,785	$42,431

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists and requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At December 24, 2016 and March 26, 2016, investment assets totaled $0.8 million and $0.7 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of the fiscal year ending March 25, 2017 (“fiscal year 2017”) and the first nine months of fiscal year 2016, the Company recorded non-cash stock-based compensation expense of $0.3 million in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on its Canadian business transactions. The net foreign currency loss was less than $0.1 million during the first nine months of each of fiscal years 2017 and 2016. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.1 million during the first nine months of fiscal year 2017 and a gain of $0.4 million during the first nine months of fiscal year 2016, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 24, 2016, the Company had a foreign exchange contract, which matured in January 2017, outstanding in the notional amount of $5.9 million. The foreign exchange contract was renewed in January 2017 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For each of the third quarters of fiscal years 2017 and 2016, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the first nine months of each of the fiscal years 2017 and 2016, the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Average Shares Outstanding – Basic	7,010	6,900	6,984	6,878
Effect of Dilutive Common Stock Equivalents	194	237	177	256
Average Shares Outstanding – Diluted	7,204	7,137	7,161	7,134
Anti-dilutive Common Stock Equivalents	-	-	-	-

NOTE 2 – LONG-TERM DEBT

Description: Transcat, through its credit agreement, as amended (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”) and a term loan. The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.0 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of December 24, 2016, $30.0 million was available under the Revolving Credit Facility, of which $17.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

Amendment 3 to the Credit Agreement (“Amendment 3”) set the limit of borrowings that may be used for business acquisitions at $20.0 million for fiscal year 2017 and $15.0 million for each fiscal year thereafter. During the first nine months of fiscal year 2017, the Company used $7.0 million of borrowings for business acquisitions and related payments.

Amendment 3 also provided the Company with a $10.0 million term loan. As of December 24, 2016, $9.0 million was outstanding on the term loan, of which $1.4 million was included in current liabilities with the remainder included in long-term debt on the Consolidated Balance Sheet. The term loan requires principal repayments of $0.1 million per month plus interest. Total annual repayment amounts of $1.4 million are required in fiscal years 2017 through 2021 with a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

Interest and Other Costs: Interest on the Revolving Credit Facility and term loan accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of December 24, 2016 was 0.76%. The Company’s interest rate during the first nine months of fiscal year 2017 ranged from 2.6% to 2.9%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first nine months of fiscal year 2017 and expects to remain in compliance throughout fiscal year 2017.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 24, 2016, 1.3 million shares were available for future grant under the 2003 Plan.

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

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 29, 2014 and as a result, issued 50 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2017. The following table summarizes the non-vested performance-based restricted stock units outstanding as of December 24, 2016:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	December 24, 2016
April 2014	April 2014 - March 2017	61	$9.28	50% of target level
April 2015	April 2015 - March 2018	73	$9.59	50% of target level
April 2016	April 2016 - March 2019	94	$10.13	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.2 million during the first nine months of both fiscal years 2017 and 2016. As of December 24, 2016, unearned compensation cost to be recognized over the grants’ respective service periods totaled $0.8 million.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of December 24, 2016 and for the first nine months of fiscal year 2017:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 26, 2016	494	$7.03
Exercised	(33)	6.60
Forfeited	(3)	8.38
Redeemed	(30)	6.07
Outstanding as of December 24, 2016	428	$7.12	2	$1,596
Exercisable as of December 24, 2016	368	$7.04	1	$1,400

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2017 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 24, 2016. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was less than $0.1 million during each of the first nine months of fiscal years 2017 and 2016. Total unrecognized compensation cost related to non-vested stock options as of December 24, 2016 was less than $0.1 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2017 was $0.1 million. Cash received from the exercise of options in the first nine months of fiscal year 2017 was $0.2 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the third quarter and first nine months of fiscal years 2017 and 2016:

	Third Quarter Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
Revenue:
Service	$17,455	$13,922	$51,577	$41,647
Distribution	20,358	16,238	53,868	47,659
Total	37,813	30,160	105,445	89,306

Gross Profit:
Service	4,306	3,272	13,175	10,264
Distribution	4,609	3,506	12,013	10,313
Total	8,915	6,778	25,188	20,577

Operating Expenses:
Service (1)	3,365	2,473	10,399	7,981
Distribution (1)	3,197	2,623	9,420	8,517
Total	6,562	5,096	19,819	16,498

Operating Income:
Service	941	799	2,776	2,283
Distribution	1,412	883	2,593	1,796
Total	2,353	1,682	5,369	4,079

Unallocated Amounts:
Interest and Other Expense, net	188	62	547	193
Provision for Income Taxes	885	552	1,812	1,339
Total	1,073	614	2,359	1,532

Net Income	$1,280	$1,068	$3,010	$2,547

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

Transcat completed one business acquisition during the first nine months of fiscal year 2017 and three business acquisitions during the first nine months of fiscal year 2016.

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

The total purchase price paid for the assets of Excalibur was approximately $7.6 million, net of cash acquired. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired:

Goodwill		$3,438
Intangible Assets – Customer Base		1,990
Intangible Assets – Covenant Not to Compete		100
		5,528
Plus:	Current Assets	973
	Non-Current Assets	1,651
Less:	Current Liabilities	(593)
Total Purchase Price		$7,559

Acquisition costs of $0.1 million and $0.4 million were recorded as incurred as administrative expenses in the Consolidated Statements of Income during the first nine months of fiscal years 2017 and 2016, respectively.

Certain of the Company’s acquisition agreements have included provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of December 24, 2016, $0.5 million of contingent consideration and $2.2 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. Subsequent to December 24, 2016, the entire outstanding contingent consideration and $1.8 million of other holdback amounts were paid. As of March 26, 2016, $0.8 million of contingent consideration and $1.6 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. Included in the other holdback amounts at December 24, 2016 is $0.7 million related to the acquisition of Excalibur. This amount was included in the total $1.8 million of other holdback amounts paid subsequent to December 24, 2016. $0.3 million of contingent consideration and holdback amounts related to acquisitions completed in prior fiscal years were paid during the first nine months of fiscal year 2017.

The results of the acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions made during fiscal years 2017 and 2016 had occurred at the beginning of the respective fiscal years. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of each period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Nine Months Ended
	December 24,	December 26,
	2016	2015
Total Revenue	$105,595	$101,106
Net Income	$3,013	$3,611
Basic Earnings Per Share	$0.43	$0.53
Diluted Earnings Per Share	$0.42	$0.51

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, volatility in the oil and gas industry, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 26, 2016. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 26, 2016.

RESULTS OF OPERATIONS

During our third quarter of fiscal year 2017, we achieved record quarterly revenue of $37.8 million. Total revenue increased $7.7 million or 25.4% over the third quarter of fiscal year 2016. Revenue growth in the quarter was the result of growth in both of our business segments and came from organic revenue growth and from revenue from acquired businesses.

Our Distribution segment produced its second sequential quarter of year-over-year sales growth with a 25.4% increase, demonstrating what management believes to be a rebound from challenging market conditions as strategic initiatives implemented in this segment continue to take hold. Year-over-year Distribution sales growth was primarily driven by growth in our traditional core customer base and was complemented by increased equipment rentals, increased demand from our customers in alternative energy markets and incremental sales from Excalibur’s used equipment and equipment rental businesses.

Our Service segment also exhibited strong growth in the third quarter, improving 25.4% when compared to the third quarter of fiscal year 2016. Service segment revenue growth was driven by increased revenue from our traditional customer base and incremental sales from recent acquisitions.

Increased revenues along with higher Distribution segment vendor rebates helped to drive a 31.5% improvement in consolidated gross profit when compared to the third quarter of fiscal year 2016. On a consolidated basis, gross margin improved 110 basis points for the quarter to 23.6%. Gross profit improvements combined with management’s cost controls helped to offset increased operating expenses, resulting in a 39.9% increase in operating income in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016.

The following table presents, for the third quarter and first nine months of fiscal years 2017 and 2016, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24,	December 26,	December 24,	December 26,
	2016	2015	2016	2015
As a Percentage of Total Revenue:
Service Revenue	46.2%	46.2%	48.9%	46.6%
Distribution Sales	53.8%	53.8%	51.1%	53.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	24.7%	23.5%	25.5%	24.6%
Distribution Gross Profit	22.6%	21.6%	22.3%	21.6%
Total Gross Profit	23.6%	22.5%	23.9%	23.0%

Selling, Marketing and Warehouse Expenses	11.0%	10.6%	12.0%	11.1%
Administrative Expenses	6.4%	6.3%	6.8%	7.3%
Total Operating Expenses	17.4%	16.9%	18.8%	18.4%

Operating Income	6.2%	5.6%	5.1%	4.6%

Interest and Other Expense, net	0.5%	0.2%	0.5%	0.2%

Income Before Income Taxes	5.7%	5.4%	4.6%	4.4%
Provision for Income Taxes	2.3%	1.9%	1.7%	1.6%

Net Income	3.4%	3.5%	2.9%	2.8%

THIRD QUARTER ENDED DECEMBER 24, 2016 COMPARED TO THIRD QUARTER ENDED DECEMBER 26, 2015 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Revenue:
Service	$17,455	$13,922	$3,533	25.4%
Distribution	20,358	16,238	4,120	25.4%
Total	$37,813	$30,160	$7,653	25.4%

Service revenue, which accounted for 46.2% of our total revenue in the third quarters of each of the fiscal years 2017 and 2016, increased 25.4% from the third quarter of fiscal year 2016. This year-over-year increase in Service revenue was the result of a high single-digit organic growth rate with the remainder attributable to business acquisitions completed in the fourth quarter of fiscal year 2016 and first quarter of fiscal year 2017.

Our fiscal years 2017 and 2016 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2017			FY 2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	25.4%	19.4%	26.9%	21.4%	10.5%	12.7%	11.5%

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a good indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2017 and 2016 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2017			FY 2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$69,132	$65,599	$62,842	$59,202	$56,112	$54,793	$53,198
Service Revenue Growth	23.2%	19.7%	18.1%	14.3%	10.5%	10.2%	9.5%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2017 and 2016:

	FY 2017			FY 2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	84.3%	83.6%	84.3%	84.1%	81.5%	81.4%	82.4%
Outsourced	13.9%	14.6%	13.8%	14.0%	16.9%	16.7%	15.8%
Freight Billed to Customers	1.8%	1.8%	1.9%	1.9%	1.6%	1.9%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 53.8% of our total revenue in the third quarters of each of the fiscal years 2017 and 2016. During the third quarter of fiscal year 2017, organic sales growth of $2.3 million was driven by increased demand from our traditional core customer base, increased equipment rental demand and increased demand from alternative energy markets. Management believes that these improvements are a direct result of recently implemented strategic initiatives to drive sales and mitigate the challenging macroeconomic conditions recently faced by this segment, particularly weakened demand from oil and gas industry and the negative impact of the strong U.S. dollar on industrial output. Initiatives implemented over the past several quarters to offset market conditions include diversification of product offerings, improved inventory management, e-commerce improvements on our U.S. and Canada websites, and investing in our organically grown equipment rental business. $1.8 million in third quarter revenue growth came from business acquisitions completed in the fourth quarter of fiscal year 2016 and first quarter of fiscal year 2017, including from Excalibur’s used equipment and equipment rental businesses. Spectrum Technologies, Inc. (“Spectrum”), the assets of which were acquired in the fourth quarter of fiscal year 2016, had $.6 million of Distribution sales in the third quarter of fiscal year 2017.

Our fiscal years 2017 and 2016 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2017			FY 2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	25.4%	14.7%	(1.0%)	(14.4%)	(12.0%)	(17.4%)	(5.0%)

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the third quarter of fiscal year 2017 were $4.0 million, an increase of $0.6 million from the third quarter of fiscal year 2016. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2017 and 2016:

	FY 2017			FY 2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,989	$3,530	$3,469	$2,966	$3,421	$3,124	$2,858
% of Pending Product Shipments
that were Backorders	66.1%	74.9%	69.8%	80.3%	73.8%	78.4%	75.8%

Gross Profit:

	Third Quarter Ended		Change
	December 24,	December 26
	2016	2015	$	%
Gross Profit:
Service	$4,306	$3,272	$1,034	31.6%
Distribution	4,609	3,506	1,103	31.5%
Total	$8,915	$6,778	$2,137	31.5%

The year-over-year improvement in total gross profit was a direct result of increased revenue in both business segments. Total gross margin was 23.6% in the third quarter of fiscal year 2017, a 110 basis point improvement from the third quarter of fiscal year 2016. This increase was positively impacted by increased volume in both business segments, an improved mix of products and services sold and increased Distribution vendor rebates.

Service gross profit in the third quarter of fiscal year 2017 increased $1.0 million, or 31.6%, from the third quarter of fiscal year 2016. This year-over-year improvement was primarily driven by increased revenue on our relatively fixed cost structure in this segment. The mix of services provided to customers also positively affected gross margins. Service gross margin was 24.7% in the third quarter of fiscal year 2017, a 120 basis point improvement from the third quarter of fiscal year 2016.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2017			FY 2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	24.7%	24.4%	27.5%	30.3%	23.5%	24.4%	26.1%

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates and cooperative advertising income we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, and the timing of periodic vendor rebates offered and cooperative advertising programs from suppliers.

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2017			FY 2016
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Distribution Gross Margin	22.6%	22.2%	22.0%	21.0%	21.6%	21.4%	21.9%

Distribution segment gross margin improved 100 basis points in the third quarter of fiscal year 2017 compared to the third quarter of fiscal year 2016. Improvements in gross margin were driven by increased sales in our higher-margin equipment rental business (including that of Excalibur), the used equipment business acquired from Excalibur, increased vendor rebates and an improved customer mix, which for us means a higher percentage of total sales to end user customers and reduction in sales to wholesale or intermediary reseller type customers.

Operating Expenses:

	Third Quarter Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,159	$3,199	$960	30.0%
Administrative	2,403	1,897	506	26.7%
Total	$6,562	$5,096	$1,466	28.8%

The year-over-year increase in operating expenses was primarily due to incremental selling, marketing and warehouse expenses associated with our recent business acquisitions and increased employee-related expenses. Total number of employees included in operating expense categories was 145 and 117 at the end of the third quarter of fiscal years 2017 and 2016, respectively. As a percentage of total revenue, operating expenses were 17.4% in the third quarter of fiscal year 2017 and 16.9% in the third quarter of fiscal year 2016.

Income Taxes:

	Third Quarter Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Provision for Income Taxes	$885	$552	$333	60.3%

Our effective tax rates for the third quarter of fiscal years 2017 and 2016 were 40.9% and 34.1%, respectively. The year-over-year change in our effective tax rate largely reflects changes in the availability of federal and state research and development tax credits. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year.

Net Income:

	Third Quarter Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Net Income	$1,280	$1,068	$212	19.9%

Improved gross profit more than offset increases in operating expenses, resulting in a 19.9% improvement in net income in the third quarter of fiscal year 2017 when compared to the third quarter of fiscal year 2016. As a percentage of revenue, net income was 3.4% in the third quarter of fiscal year 2017, compared with 3.5% in the third quarter of fiscal year 2016.

NINE MONTHS ENDED DECEMBER 24, 2016 COMPARED TO NINE MONTHS ENDED DECEMBER 26, 2015 (dollars in thousands):

Revenue:

	Nine Months Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Revenue:
Service	$51,577	$41,647	$9,930	23.8%
Distribution	53,868	47,659	6,209	13.0%
Total	$105,445	$89,306	$16,139	18.1%

Service revenue, which accounted for 48.9% of our total revenue during the first nine months of fiscal year 2017 and 46.6% of our total revenue during the first nine months of fiscal year 2016, increased $9.9 million, or 23.8%, from the first nine months of fiscal year 2016 to the first nine months of fiscal year 2017. The year-over-year increase was driven by a combination of organic and acquisition-related growth. The organic revenue growth rate for the first nine months of fiscal year 2017 was in the mid-single-digits with the remainder of the growth coming from the business acquisitions we completed in the fourth quarter of fiscal year 2016 and first quarter of fiscal year 2017.

Our Distribution sales accounted for 51.1% and 53.4% of our total revenue in the first nine months of fiscal years 2017 and 2016, respectively. For the first nine months of fiscal year 2017, Distribution sales increased $6.2 million, or 13.0%, compared to the first nine months of fiscal year 2016. Of this year-over-year increase, $1.8 million was due to increased demand from our traditional organic customer base with the remainder of the growth coming from our recent business acquisitions. Organic Distribution sales growth came primarily from alternative energy markets and equipment rentals. Initiatives implemented over the past several quarters including diversification of product offerings, e-commerce improvements and investing in our organically grown equipment rental business helped to offset challenging market conditions and drive organic growth. Sales growth resulting from business acquisitions was primarily driven by Excalibur’s used equipment and equipment rental businesses, and Spectrum’s new equipment sales.

Gross Profit:

	Nine Months Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Gross Profit:
Service	$13,175	$10,264	$2,911	28.4%
Distribution	12,013	10,313	1,700	16.5%
Total	$25,188	$20,577	$4,611	22.4%

Total gross margin increased 90 basis points to 23.9% of total revenue in the first nine months of fiscal year 2017 compared to 23.0% in the first nine months of fiscal year 2016. The year-over-year increase in gross margin was driven by leverage from increased Service segment revenue and improved mix of products and services sold, especially in our rental business and used equipment sales.

Operating Expenses:

	Nine Months Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$12,612	$9,968	$2,644	26.5%
Administrative	7,207	6,530	677	10.4%
Total	$19,819	$16,498	$3,321	20.1%

The year-over-year increase in operating expenses was primarily due to increased selling, marketing and warehouse expenses, primarily resulting from our recent acquisitions. Particularly, the acquisition of Excalibur added incremental selling and warehouse costs associated with its equipment rental and used equipment businesses. In addition, the customer base acquired as part of the Excalibur acquisition is being amortized to selling expense at a more accelerated rate than has been typical for other recent acquisitions as Excalibur’s customer base is different than the primarily Service segment oriented customer bases we have recently acquired. Increased employee-related expenses also contributed to the year-over-year increase in operating expenses. As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2017 were 18.8%, compared to 18.4% in the first nine months of fiscal year 2016.

Income Taxes:

	Nine Months Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Provision for Income Taxes	$1,812	$1,339	$473	35.3%

Our effective tax rates for the first nine months of fiscal years 2017 and 2016 were 37.6% and 34.5%, respectively. The increase in year-over-year tax rate is largely due to the lower amount of research and development tax credits we expect to receive for fiscal year 2017. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2017 effective tax rate to be approximately 36.0% to 38.0%.

Net Income:

	Nine Months Ended		Change
	December 24,	December 26,
	2016	2015	$	%
Net Income	$3,010	$2,547	$463	18.2%

Improved gross profit more than offset increases in operating expenses, resulting in an 18.2% improvement in net income during the first nine months of fiscal year 2017 when compared to the first nine months of fiscal year 2016. As a percentage of revenue, net income was 2.9% during the first nine months of fiscal year 2017, consistent with the first nine months of fiscal year 2016.

Adjusted EBITDA:

In addition to reporting net income, a U.S. generally accepted accounting principle (“GAAP”) measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Nine Months Ended
	December 24,	December 26,
	2016	2015
Net Income	$3,010	$2,547
+ Interest Expense	501	153
+ Other Expense / (Income)	46	40
+ Tax Provision	1,812	1,339
Operating Income	5,369	4,079
+ Depreciation & Amortization	4,667	2,711
+ Other (Expense) / Income	(46)	(40)
+ Noncash Stock Compensation	316	284
Adjusted EBITDA	$10,306	$7,034

As a percentage of revenue, Adjusted EBITDA was 9.8% for the first nine months of fiscal year 2017 and 7.9% for the first nine months of fiscal year 2016. During the first nine months of fiscal year 2017, Adjusted EBITDA increased $3.3 million compared to the first nine months of fiscal year 2016. The difference between the increase in Adjusted EBITDA and increase in net income during the first nine months of fiscal year 2017 largely reflects an increase in depreciation and amortization, driven primarily by depreciation and amortization of assets acquired in business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended, (the “Credit Agreement”) which matures on December 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.00 multiple of earnings before interest, income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of December 24, 2016, $30.0 million was available under the Revolving Credit Facility, of which $12.9 million was unused and available to be borrowed.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first nine months of fiscal year 2017, and we expect to remain in compliance with all covenants throughout the remainder of fiscal year 2017.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 24,	December 26,
	2016	2015
Cash (Used in) Provided by:
Operating Activities	$3,874	$7,403
Investing Activities	$(11,052)	$(6,649)
Financing Activities	$6,934	$(1,398)

Operating Activities: Net cash provided by operating activities was $3.9 million during the first nine months of fiscal year 2017 compared to $7.4 million during the first nine months of fiscal year 2016. Significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased by a net amount of $2.9 million during the first nine months of fiscal year 2017, inclusive of $0.9 million of accounts receivable acquired as part of the assets acquired during our business acquisition completed within the period. During the first nine months of fiscal year 2016, accounts receivable decreased by $2.0 million, providing an increase in working capital. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of December 24, 2016 and December 26, 2015:

	December 24,	December 26,
	2016	2015
Net Sales, for the last two fiscal months	$25,952	$21,147
Accounts Receivable, net	$19,967	$14,925
Days Sales Outstanding	46	42

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $4.3 million during the first nine months of fiscal year 2017, inclusive of $0.1 million in inventory acquired as part of the Excalibur acquisition. At December 24, 2016, we had $0.7 million in inventory related to the Excalibur used equipment business. Inventory decreased $1.1 million during the first nine months of fiscal year 2016. The year-over-year change represents timing of strategic purchases in fiscal year 2017 and the addition of inventory for Excalibur’s used equipment business compared to a small reduction in on-hand inventory in fiscal year 2016, in response to reduced demand in our Distribution segment during fiscal year 2016.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments to outsourced Service vendors and capital expenditures. Accounts payable increased $3.7 million during the first nine months of fiscal year 2017, largely due to the timing of inventory and other payments. This increase is inclusive of the addition of $0.4 million in accounts payable acquired as part of the Excalibur acquisition. Accounts payable increased by $1.0 million during the first nine months of fiscal year 2016, inclusive of $1.3 million in accounts payable acquired as part of business acquisitions completed in the period.

Investing Activities: During the first nine months of fiscal year 2017, we invested $4.1 million in capital expenditures, including $1.1 million spent for expanded Service segment capabilities and $1.9 million spent for rental assets. During the first nine months of fiscal year 2016, we invested $3.8 million in capital expenditures, primarily for additional Service segment capabilities and information technology improvements. During the first nine months of fiscal year 2017, we used $7.0 million for a business acquisition, compared with $2.9 million used for business acquisitions during the first nine months of fiscal year 2016.

Financing Activities: During the first nine months of fiscal year 2017, we received $10.0 million in proceeds from a term loan and used approximately $1.9 million in cash for repayment of our Revolving Credit Facility and $1.0 million in cash for repayment of our term loan. During the first nine months of fiscal year 2016, $1.6 million in cash was used for repayments of our Revolving Credit Facility.

OUTLOOK

We had a very good third quarter and expect a strong finish to the year. We believe our continued focus on driving organic growth, both from our core business as well as our acquired businesses, and our capital investments will position us to meet our goal of achieving $175 million to $200 million in revenue over the next three to four years. Our initiatives to diversify and differentiate our value proposition are clearly resonating in the market. Along with the long-term growth we expect from the business, we also expect to demonstrate margin expansion as we continue to leverage the integration of recent acquisitions.

To further drive differentiation from our competitors, moving forward we are implementing a new effort to deliver unmatched service to our customers. We recently hired a Vice President of Operational Excellence to identify opportunities to increase efficiencies and to lead our acquisition integration efforts. Our initiatives to be the market leader in our space, by driving operational excellence in both of our business segments, have sparked an impressive energy here at Transcat, which we believe provides us with yet another competitive edge.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.26 million assuming our average borrowing levels remained constant. As of December 24, 2016, $30.0 million was available under our Revolving Credit Facility, of which $17.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources”, we also have a $10.0 million term loan. The term loan is considered a LIBOR loan. As of December 24, 2016, $9.0 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires principal repayments of $0.1 million per month plus interest.

We borrow from our Revolving Credit Facility and term-loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of December 24, 2016, the one-month LIBOR was 0.76%. Our interest rate during the first nine months of fiscal year 2017 ranged from 2.6% to 2.9%. On December 24, 2016, we had no hedging arrangements in place to limit our exposure to upward movements, if any, in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for the first nine months of fiscal years 2017 and 2016 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.1 million and $0.4 million during the first nine months of fiscal years 2017 and 2016, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 24, 2016, we had a foreign exchange contract, which matured in January 2017, outstanding in the notional amount of $5.9 million. The foreign exchange contract was renewed in January 2017 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third quarter of fiscal year 2017) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

See the Index to Exhibits that is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: February 3, 2017	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2017	/s/ Michael J. Tschiderer
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