Form 10-K
period 2017-03-25
TRANSCAT INC
filed 2017-06-19
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark one)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 25, 2017

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
Yes [  ]    No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]    No [✓]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [✓]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]    No [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 23, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $68.8 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 23, 2016, as reported on The NASDAQ Global Market.

The number of shares of common stock of the registrant outstanding as of June 14, 2017 was 7,108,620.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 13, 2017 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, volatility in the oil and gas industry, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Transcat, Inc. (“Transcat”, the “Company”, “we” or “us”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. We are focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas and alternative energy; FAA-regulated businesses, including aerospace and defense; and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

We conduct our business through two operating segments: service (“Service”) and distribution (“Distribution”). See Note 7 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers in each segment, retaining existing customers in each segment and on cross-selling to customers to increase our total revenue. We serve approximately 20,000 and 22,000 customers through our Service and Distribution segments, respectively, with approximately 30% of those customers transacting with us through both of our business segments.

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® (“CalTrak®”). Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic on-site services, mobile calibration services, pickup and delivery and in-house services. As of our fiscal year ended March 25, 2017 (“fiscal year 2017”), we operated twenty-two calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, and Canada. We also serve our customers on-site at their facility for daily, weekly or longer-term periods. In addition, we have several permanent customer-site locations where we provide calibration services, and in some cases other related services, exclusively for the customer where we reside and work every day. We also have a fleet of mobile calibration trailers that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

All of our Calibration Service Centers have obtained ISO/IEC 17025 scopes of accreditation. Our accreditations are the cornerstone of our quality program, which we believe is among the best in the industry. Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in life science and other FDA-regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service, regardless of which of our service centers completes the service.

Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. Through our website, in-house sales team and printed and digital marketing materials, we offer access to more than 100,000 test, measurement and control instruments, including products from approximately 540 leading manufacturers. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Calibrating before shipping means the customer can place their instruments into service immediately upon receipt, saving downtime. Other value-added options we offer through our Distribution segment include equipment kitting (which is especially valued in the alternative energy sector), equipment rentals and used equipment sales.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and provide integrity in our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings and CalTrak®. In our fiscal year ended March 28, 2015 (“fiscal year 2015”) through fiscal year 2017, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ more than 550 people, including approximately 150 in our corporate headquarters. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777. Our website is www.transcat.com. We trade on The NASDAQ Global Market under the ticker symbol “TRNS”.

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

During fiscal year 2017, we made an important, strategic decision to commit capital and leadership investments to advance our “Operational Excellence” initiative. We expect this initiative to result in increased operational efficiency and further differentiation from our competitors as we invest in the information system and process improvements needed to improve our effectiveness and our customers’ experiences.

Within the Service segment, our strategy is to drive double-digit revenue growth both through organic expansion and acquisitions. We have adopted an integrated sales model to drive sales across the enterprise and capitalize on the cross-selling opportunities between our two segments, especially leveraging our Distribution relationships to develop new Service relationships. We leverage these relationships with our unique value proposition which resonates strongly with customers who rely on accredited calibration services and/or laboratory instrument services to maintain the integrity of their processes and/or meet the demands of regulated business environments. Our focused customer base values our superior quality programs and requires precise measurement capability in their processes to minimize risk, waste and defects. We execute this strategy by leveraging our quality programs, metrology expertise, multiple locations, qualified technicians, breadth of capabilities, and on-site and depot service options. All of which allows us to meet the most rigorous quality demands of our most highly regulated customers while simultaneously being nimble enough to meet their business needs.

We expect to continue to grow our Service business organically by taking market share from other third party providers and original equipment manufacturers (“OEMs”), as well as targeting the outsourcing of in-house calibration labs. We believe an important element in taking market share is our ability to expand into new technical capabilities that are in demand by our current and target customer base.

The other component to our Service growth strategy is acquisitions. There are three drivers of our acquisition strategy: infrastructure leverage, geographic expansion and increased capabilities. The majority of our acquisition opportunities are in the $500 thousand to $5 million annual revenue range, and we are disciplined in our approach to selecting target companies. A focus of our Operational Excellence initiative is to strengthen our acquisition integration process, allowing us to capitalize on acquired sales and cost synergies at a faster pace.

Our Distribution segment strategy is to be the premier distributor of leading handheld test and measurement equipment. Through our vendor relationships we have access to more than 100,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat. In addition to offering pre-shipment value-added services, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We continuously evaluate our offerings and add new in-demand vendors and products. In recent years we have expanded the number of SKU’s that we stock and the number of SKU’s that are sold with pre-shipment calibrations and have increased our focus on digital marketing to capitalize on the growing B2B ecommerce trend.

We see these various methods of meeting our Distribution customers’ needs as a way to differentiate ourselves and to diversify this segment’s customer base from its historically more narrow scope. This differentiation and diversification strategy has been deliberately instituted in recent years as a means to mitigate the effect of price-driven competition and to lessen the impact that any particular industry or market will have on the overall performance of this segment.

As part of our growth strategy, we completed a number of business acquisitions during our fiscal year ended March 26, 2016 (“fiscal year 2016”) and fiscal year 2017:

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

●

On August 25, 2015, we acquired Nordcal Calibration Inc. (“Nordcal”), a provider of radio frequency and electronic calibration and repair services to the Canadian aerospace and defense market, located in Montreal, Quebec.

●

Effective December 31, 2015, we acquired substantially all of the assets of Spectrum Technologies, Inc. ("Spectrum"). Headquartered in Paxinos, Pennsylvania, Spectrum provides commercial calibrations, test equipment repair services and product sales throughout North America, primarily to companies in the life science and biomedical sectors.

●

Effective January 18, 2016, we acquired Dispersion Laboratory Inc. ("Dispersion"), headquartered near Montreal, Quebec. Dispersion provides fully accredited services for the calibration, repair and product sales of weights, balances, temperature instruments and liquid handling devices, primarily to the Canadian life science industry.

●

On April 1, 2016, we acquired substantially all of the assets of Excalibur Engineering, Inc. (“Excalibur”). Headquartered in Irvine, California, Excalibur is a provider of calibration services, new and used test equipment, and product rentals.

Our acquisition strategy primarily targets service businesses that expand our geographic reach and leverage our infrastructure while also increasing the depth and/or breadth of our service capabilities and expertise. The table below illustrates the strategical drivers for each of the acquisitions executed during our fiscal year 2016 and fiscal year 2017:

	Geographic	Increased	Leveraged
	Expansion	Capabilities	Infrastructure
Calibration		✓
Technologies
Anmar	✓
Nordcal		✓	✓
Spectrum	✓	✓
Dispersion		✓	✓
Excalibur	✓	✓	✓

We believe our combined Service and Distribution segment offerings, experience, technical expertise and integrity create a unique and compelling value proposition for our customers, and we intend to continue to grow our business through organic revenue growth and business acquisitions. We consider the attributes of our Service segment which include higher gross margins and a recurring revenue streams to be more compelling and scalable than our legacy Distribution segment. For this reason, we expect our Service segment to be the primary source of revenue and earnings growth in future fiscal years. The charts below illustrate Service, Distribution and consolidated revenue over the past five years:

Service Revenue Trend (in millions)	Distribution Revenue Trend (in millions)

$80.0
$70.0
$60.0
$50.0
$40.0
$30.0
$20.0
$10.0
FY 2013
FY 2014
FY 2015
FY 2016
FY 2017

$80.0
$70.0
$60.0
$50.0
$40.0
$30.0
$20.0
$10.0
FY 2013
FY 2014
FY 2015
FY 2016
FY 2017

Consolidated Revenue (in millions)

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

The need for calibration is often driven by regulation, and we specifically target industries and companies that are regulated by the FDA, FAA or other regulatory bodies and, as a result, require quality calibration and laboratory instrument services as a critical component of their business operations. As a result of the various levels of regulation within our target industries, our customers’ calibration and laboratory instrument service sourcing decisions are generally made based on the provider’s quality systems, accreditation, reliability, trust, customer service and documentation of services. To maintain our competitive position in this segment, we maintain internationally recognized third-party accredited quality systems, further detailed in the section entitled “Quality” below, and provide our customers with access to proprietary asset management software solutions, which offer tools to manage their internal calibration programs and provide them with visibility to their service records.

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and used instruments. We perform over 475,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 15% of our Service segment revenue, we believe the management of these vendors is highly valued by our customers, and doing so has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets.

Laboratory Instrument Services. Our laboratory instrument services (“LIS”) include analytical qualification, validation, remediation and preventative maintenance services. Our analytical qualification and validation services provide a comprehensive and highly specialized service offering focused on life science-related industries. Analytical qualifications and validation services include validations to specifically documented protocols that are commonly used in highly-regulated life science industries including installation qualification (“IQ”), operational qualification (“OQ”), and performance qualification (“PQ”). Most of the demand for our qualification, validation and preventative maintenance services comes from companies and institutions engaged in pharmaceutical manufacturing and research and development.

Our goal is to deliver specialized technical services with a quality assurance approach, which maximizes document accuracy and on-time job delivery. These industries demand knowledgeable contract services, and Transcat meets these demands with current good manufacturing practice (“cGMP”) and good laboratory practice (“GLP”) compliant services. Companies within these innovative and cutting-edge life science industries need a reliable alternative to the OEMs and the “generalist” service providers who cannot meet their industry-specific needs. We believe our value proposition to the life science industries is unique as a result of offering a comprehensive suite of both traditional calibration and laboratory instrument and other analytical services.

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

Other Services. We provide other services to our customers such as inspection, repair and consulting services, which appeal to customers across all sectors in our customer base. These are generally value-added services and allow us to provide “one-stop shopping” for our customers.

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

1)	We offer an “Integrated Calibration Services Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
	●	permanent on-site services: Transcat establishes and manages a calibration service program within a customer’s facility;
	●	periodic on-site services: Transcat technicians travel to a customer’s location and provide bench-top or in-line calibration or laboratory services on predetermined service cycles;
	●	in-house services: services are performed at one of our twenty-two Calibration Service Centers (often accompanied by pick-up and delivery services); and
	●	mobile calibration services: services are completed on a customer’s property within our mobile calibration unit.

2)	For companies that maintain an internal calibration operation, we can provide:
	●	calibration of primary standards; and
	●	overflow capability, either on-site or at one of our Calibration Service Centers, during periods of high demand.

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

Our LIS strategy is to identify and establish long-term relationships with life science research and development and manufacturing customers who require analytical qualifications, validation, remediation and/or preventative maintenance services. In most cases, these customers are life science companies, including pharmaceutical and biotechnology companies engaged in research and development and manufacturing, which are subject to extensive government regulation. The services we provide to these regulated customers are typically a critical component of the customer’s overall compliance program. Because many laboratory instrument service customers operate in regulated industries, these same customers typically also require accredited calibration services. This requirement allows a natural synergy between our laboratory instrument and calibration services. Our strategy includes cross-selling our services within our customer accounts to maximize our revenue opportunities with each customer.

Proprietary Asset Management Software. CalTrak® is our proprietary documentation and asset management software which is used to integrate and manage both the workflow of our Calibration Service Centers and our customers’ assets. With CalTrak®, we are able to provide our customers with timely and consistent calibration service while optimizing our own efficiencies. CalTrak® has been validated to U.S. federal regulations 21 CFR Part 820.75 and 21 CFR Part 11, as applicable. This validation is important to pharmaceutical and other FDA-regulated industries where federal regulations can be particularly stringent.

Additionally, CalTrak® Online provides our customers with web-based asset management capability and a safe and secure off-site archive of calibration and other service records that can be accessed 24 hours a day through our secure password-protected website.

Our newly developed cloud-based customer portal and asset management tool (“C3®”) is scheduled to replace CalTrak® Online in our fiscal year 2018. C3® stands for Compliance, Control and Cost, and at Transcat we see these as the major areas of focus for our clients within the regulatory environment as it relates to instrument calibration. We specifically designed C3® to assist our customers in increasing efficiency, driving compliance to quality systems and enhancing control of instrumentation, all while bringing their overall metrology costs down. Understanding the regulated environments that our clients operate within, we customized the platform to allow for single system of record utilization via capabilities that allow clients to track and manage instruments maintained internally in addition to instruments supported by Transcat. C3® is validated to 21 CFR Part 820.75 and 21 CFR Part 11 to meet stringent FDA requirements.

Through CalTrak® and CalTrak® Online and C3®, each customer calibration is tracked and automatically cross-referenced to the assets used to perform the calibration, providing traceability.

Service Marketing and Sales. Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets by leveraging our unique value proposition, including our broad geographic footprint and comprehensive suite of services. We target regulated, enterprise customers with multiple manufacturing operations throughout North America. We leverage our ability to manage the complete life cycle of instrumentation from purchase of calibrated equipment to long-term service and maintenance requirements. Connecting all the dots by using new and used product sales, rentals, and repair and calibration services is the goal of our marketing and sales initiatives. We also have a team of account managers focused on servicing the needs of our existing customers. We utilize print media, trade shows and web-based initiatives to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including life science and other FDA-regulated industries, aerospace and defense, energy and utilities, and chemical manufacturing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations.

The approximate percentage of our Service revenue by industry type for the periods indicated are as follows:

	FY 2017	FY 2016	FY 2015
Life Science/FDA-regulated	43%	39%	32%
Industrial Manufacturing	21%	24%	29%
Energy/Utilities	7%	7%	8%
Chemical Manufacturing	6%	6%	7%
Other	23%	24%	24%
Total	100%	100%	100%

Service Competition. The calibration services industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited OEM’s, to non-accredited sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that generally do not have a range of capabilities as broad as ours. There are also several companies with whom we compete that have national or regional operations.

We differentiate ourselves from our competitors by demonstrating our commitment to quality, having a wide range of capabilities that are tailored to the markets we serve, having a geographical footprint that spans North America and by providing a comprehensive suite of services that spans many manufacturers and is not limited to certain product lines or brands. Our unique ability to bundle our products with our LIS and calibration services also provides a high level of differentiation from our competitors. As one of the only North American LIS and calibration service providers who also distributes product, our customers can seamlessly replace instruments that cannot be calibrated or are otherwise deemed to be at end of life. Our close knowledge of the products we distribute also allows our service staff to consult and advise customers on what products are best suited for their in-house calibration needs. We also believe that our proprietary software is a key differentiator from our competitors. CalTrak Online® and C3® are utilized by our customers in an integrated manner, providing a competitive barrier as customers realize synergies and efficiencies as a result of this integration.

In fiscal year 2017, we further expanded our range of capabilities by making significant capital and human resource investments in reference-level radio frequency/microwave calibration capabilities that have allowed us to further expand our offerings and compete for additional market share in FAA-regulated sectors, including aerospace and defense industries, and in the medical device and telecommunication industries.

Competition for laboratory instrument services is composed of both small local and regional service providers and large multinational OEMs. We believe we are generally financially stronger, service a larger customer base and are typically able to offer a larger suite of services than many of the small local and regional competitors. The large OEMs may offer specialized services and brand-specific expertise which we do not offer, but they are generally focused on providing specialized services only for their proprietary brands and product lines, rather than servicing an array of brands and product lines as we do. We believe our competitive advantages in the laboratory instrument services market are our financial and technical resources, turnaround time, and flexibility to react quickly to customers’ needs. The breadth of our suite of laboratory instrument service, combined with our calibration service offerings, also differentiates us from our competitors by allowing us to be our customers’ one-source accredited services provider for their entire calibration and compliance programs.

Service Quality. The accreditation process is the only system currently in existence that validates measurement competence. To ensure that the quality and consistency of our calibrations are consistent with the global metrology network, designed to standardize measurements worldwide, we have sought and achieved international levels of quality and accreditation to provide uniformity across all locations with advanced levels of training for our technical staff. Our Calibration Service Centers are accredited to ISO/IEC 17025:2005 by National Voluntary Laboratory Accreditation Program (“NVLAP”) and other accrediting bodies. These accrediting bodies are signatories to the International Laboratory Accreditation Cooperation (“ILAC”), are proficient in the technical aspects of the chemistry and physics that underlie metrology, and provide an objective, third-party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes. Accreditation also requires that all measurement standards used for accredited measurements have a fully documented path, known as Metrological Traceability, through the National Institute of Standards and Technology or the National Research Council (the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our Calibration Service Center, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards, all inclusive of measurement uncertainties.

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

Our scopes of accreditation can be found at http://www.transcat.com/calibration-services/accreditation/calibration-lab-certificates.

Distribution Segment

Distribution Summary. We distribute professional grade test, measurement and control instrumentation throughout North America and internationally. Our customers use test and measurement instruments to ensure that their processes, and ultimately their end products, are within specification. Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial test and measurement instrumentation market, in those geographic areas where we predominately operate, has historically been serviced by broad-based national equipment distributors and niche or specialty-focused organizations such as Transcat. We offer value-added services such as calibration/certification of equipment purchases, equipment rentals, used equipment for sale, and equipment kitting. In recent years, online-based distributors have become more prevalent. To more effectively compete with these online-based distributors, we have continued to make improvements to our digital platform, including enhanced e-commerce capabilities.

We believe that a customer chooses a distributor based on a number of different criteria, including product availability, price, ease of doing business, timely delivery and accuracy of orders, consistent product quality, technical competence of the representative serving them and availability of value-added services. The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel, and products are typically obtained from one or more distributors as replacements, upgrades, or for expansion of manufacturing and research and development facilities. As a result, sales to Distribution customers are somewhat unpredictable and potentially non-recurring. Our on-line presence, including our website and e-newsletters; Master Catalog; supplemental mailings and other sales and marketing activities are designed to create demand and maintain a constant presence in front of our customers to ensure we receive the order when they are ready to purchase.

We provide our customers with value-added services including technical support, to ensure our customers receive the right product for their application, and more comprehensive instrument suitability studies to customers in regulated industries who are concerned about the technical uncertainties that their testing or in-process instruments may bring to a process. We consider our biggest value-added service for our Distribution customers is the option to have calibration service performed on their new product purchases prior to shipment, allowing them to place newly acquired equipment directly into service upon receipt, saving downtime. We also offer online procurement, credit card payment options, same day shipment of in-stock items, kitted products, the option to rent, training programs and a variety of custom product offerings. Items are regularly added to and deleted from our product offerings on the basis of customer demand, recommendations of suppliers, sales volumes and other factors. Because of the breadth of our product and service offerings, we are often a “one-stop shop” for our customers who gain operational efficiency by dealing with just one distributor for most or all of their test and measurement instrumentation needs.

In fiscal year 2017, our Distribution segment rebounded from a decline in sales in fiscal year 2016. We attributed the fiscal year 2016 sales decline to continued competitive pressures as well as the recessionary conditions experienced in U.S. industrial output in general and in the oil and gas industry in particular. To mitigate the impact of competition and recessionary market conditions, we expanded the number of new equipment items on which we offer pre-shipment calibration, grew our organic rental business and through the acquisition of Excalibur, forayed into the used equipment sales market and rental market for higher-end electronics. We will continue to use these and other efforts to bolster sales in the Distribution segment in an effort to stabilize the recent unpredictability and uncertainty of the Distribution segment.

Distribution Marketing and Sales. We market, create demand and sell to our customers through multiple direct sales channels including our website, digital and print advertising, proactive outbound sales and an inbound call center. Our outbound and inbound sales teams are staffed with technically trained personnel who are available to help guide product selection. Our website serves as a sales channel for our products and services, and provides search capability, detailed product information, in-stock availability, selection guides, demo videos and downloadable product specification sheets. We have made investments in our website to implement the latest marketing technologies which allow us to provide an intuitive customer experience, with simple product comparison and quoting, ease at checkout and automated post-order follow-up. We also operate and maintain several industry-specific service websites, obtained through recent business acquisitions.

We use a multichannel approach to reach our customers and prospective customers including our Master Catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs. Our digital marketing strategy includes ongoing investment in search engine optimization, application-specific digital content, pay-per-click search engine advertising, and product listings on online marketplaces such as Amazon and Google Shopping. We continue to invest in back-end technologies designed to provide a seamless customer experience across all our marketing channels. During fiscal year 2017, we proactively communicated with our customers and prospective customers through direct mail catalogs, email newsletters, vertical email drip campaigns, retargeting ads, educational webinars, and outbound sales calls. Some of the key factors that determine the marketing materials a customer may receive include relevancy of new product introductions, current promotions, purchase history, the customer’s market segment, and the contact’s job function.

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

In fiscal year 2017, the acquisition of Excalibur brought us a network of experienced independent sales representatives who are currently focused on selling new and used equipment and equipment rentals, but who also have the ability to sell our comprehensive suite of calibration services.

Distribution Competition. The distribution market for industrial test and measurement instrumentation is fragmented and highly competitive. Our competitors range from large national distributors and manufacturers that sell directly to customers to small local distributors, and in recent years, online distributors. Key competitive factors typically include customer service and support, quality, lead time, inventory availability, brand recognition and price. To address our customers’ needs for technical support and product application assistance, we employ a staff of highly trained technical sales specialists. In order to maintain this competitive advantage, technical training is an integral part of developing our sales staff. To differentiate ourselves from competitors, we offer pre-shipment calibration or performance data reports which allow customers to receive our products and immediately place them into service, saving them downtime and money.

In recent years, online distributors, including Amazon for lower price-point products, have become prominent competitors for sales of handheld test and measurement equipment, competing primarily on price. While online competitors lack the value-added services we offer in our Distribution segment, they have been successful in capturing some market share in the worldwide market for test and measurement instruments. To stay ahead of growing competition from these online distributors and the general trend of increased use of e-commerce, we have invested in our digital platform including a well-indexed website with improved design and functionality. In addition, we have diversified our offerings by expanding the brands and product lines that we offer and adding higher gross margin equipment rentals and used equipment sales, which we believe makes Transcat unique among our competitors.

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from over 430 suppliers of brand name and private-labeled equipment. In fiscal year 2017, our top 10 vendors accounted for approximately 59% of our aggregate Distribution business. Approximately one-quarter of our product purchases on an annual basis are from Fluke Electronics Corporation (“Fluke”), which we believe to be consistent with Fluke’s share of the markets we serve.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers, whose individual purchases vary in size. We can usually ship our top selling products to our customers the same day they are ordered.

Distribution Vendor Rebates. We have agreements with certain product vendors that provide for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter.

Distribution Operations. Our Distribution operations primarily take place at our 37,250 square-foot facility in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon. The Rochester location also serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. The Portland location also is a Calibration Service Center. In fiscal year 2017, we shipped approximately 33,000 product orders, in the aggregate, from both locations. We also have two smaller warehouse facilities in Wisconsin that fulfill orders for certain large industrial scales and a location in Irvine, California, added in fiscal year 2017 with the Excalibur acquisition, that stocks used equipment and rental equipment and fulfills those orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $3.6 million and $3.0 million as of March 25, 2017 and March 26, 2016, respectively.

CUSTOMER SERVICE AND SUPPORT

Key elements of our customer service approach are our field business development sales team, outbound sales team, account management team, inbound sales and customer service organization. To ensure the quality of service provided, we frequently monitor our customer service through customer surveys, call monitoring and daily statistical reports.

Customers may place orders via:
●	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
●	Fax at 1-800-395-0543;
●	Telephone at 1-800-828-1470;
●	Email at sales@transcat.com; or
●	Online at transcat.com.

INFORMATION REGARDING EXPORT SALES

In fiscal years 2015 through 2017, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2017, approximately 14% were denominated in U.S. dollars and the remaining 86% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

We also utilize CalTrak®, our proprietary document and asset management system, to manage documentation, workflow and customers’ assets within and amongst most of our Calibration Service Centers. In addition to functioning as an internal documentation, workflow, and asset management system, CalTrak®, through CalTrak® Online and C3®, provides customers with web-based calibration cycle management service and access to documentation relating to services completed by Transcat. Certain recent acquisitions utilize either third-party or their own proprietary calibration management systems. We continually evaluate when to integrate these acquired systems with a focus on obtaining operational synergies while imposing minimal disruption to customers.

INTELLECTUAL PROPERTY

We have federally registered trademarks for Transcat®, CalTrak® and C3®, which we consider to be of material importance to our business. The registrations for these trademarks encompass multiple classes, and the registrations are in good standing with the U.S. Patent & Trademark Office. Our CalTrak® trademark is also registered in Canada for one class with the Canada Intellectual Property Office. Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

We have filed an application with the U.S. Patent & Trademark Office to trademark in one class the brand name “Procision” in the United States. The U.S. Patent & Trademark Office is currently examining the application.

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

SEASONALITY

Our business has certain historical seasonal factors. Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to the operating cycles of our industrial sector customers.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2017, we had 585 employees, including 27 part-time employees, compared with 537 employees, including 11 part-time employees, at the end of fiscal year 2016.

MANAGEMENT TEAM

The following table presents certain information regarding our management team, including our executive officers and certain key employees as of March 25, 2017:

Name	Age	Position
Lee D. Rudow	52	President and Chief Executive Officer
Michael J. Tschiderer	57	Vice President of Finance and Chief Financial Officer
Robert A. Flack	47	Vice President of Service Sales and Operations
Jennifer J. Nelson	46	Vice President of Human Resources
Michael W. West	46	Vice President of Inside Sales and Marketing
Benjamin P. Hawley	60	Vice President of Operational Excellence
Scott D. Deverell	51	Corporate Controller and Principal Accounting Officer

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

Volatility in the oil and gas industry has had and could continue to have a negative impact on our operating results. A portion of our products and services customer base is directly or indirectly related to the oil and gas industry. As a result, demand for some of our products is dependent on the level of expenditures by the oil and gas industry. In addition to the more significant impact on our Distribution segment, an extended downturn in the oil and gas industry or continued volatility in oil and gas prices could impact customers’ demand for some of our services (generally excluding life sciences, our largest industry customer sector), which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 25, 2017, we owed $27.3 million to our secured creditor, a commercial bank, including $8.7 million we borrowed on April 1, 2016 via a $10.0 million term loan to fund an acquisition and provide us additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on The NASDAQ Global Market, we have historically experienced a relatively low trading volume of less than 10,000 shares a day. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

If significant existing shareholders sell large numbers of shares of our common stock, our stock price could decline. The market price of our common stock could decline if a large number of our shares are sold in the public market by our existing shareholders or holders of stock options or as a result of the perception that these sales could occur. Due to the relatively low trading volume of our common stock, the sale of a large number of shares of our common stock may significantly depress the price of our common stock.

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

We may not successfully integrate business acquisitions. We completed a total of six business acquisitions during fiscal years 2016 and 2017. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration involves many challenges, including:

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

Any impairment of goodwill or other intangible assets could negatively impact our results of operations. Our goodwill and other intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or other intangible assets as of March 25, 2017.

The financing of any future acquisitions we might make may result in dilution to your stock ownership and/or could increase our leverage and our risk of defaulting on our bank debt. Our business strategy includes expansion into new markets and enhancement of our position in existing markets, including through acquisitions. In order to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could increase our leverage and our risk of default under our existing credit facility.

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

The U.S. Congress and Trump administration may make substantial changes to fiscal, tax, regulation and other federal policies that may adversely affect our business. The Trump administration has called for substantial changes to U.S. fiscal and tax policies, which may include comprehensive corporate and individual tax reform. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

The industries in which we compete are highly competitive, and we may not be able to compete successfully. Within our Service segment, we provide calibration services and compete in an industry that is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations to non-accredited sole proprietors, resulting in a tremendous range of service levels and capabilities. Also, within our Service segment, we provide compliance services and compete in an industry that is composed of both small local and regional service providers and large multi-national companies who are also OEMs. Within our Service segment, some of our larger competitors may have broader service capabilities and may have greater name recognition than us. Some manufacturers of the products we sell may also offer calibration and compliance services for their products.

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

Our Service segment has a concentration of customers in the life science and other FDA-regulated and industrial manufacturing industries. A number of our Service segment customers operate in the pharmaceutical and other FDA-regulated or industrial manufacturing industries. This concentration of our customer base affects our overall risk profile, since a significant portion of our customers would be similarly affected by changes in economic, political, regulatory, and other industry conditions. We anticipate that our Service segment will continue to grow and comprise a greater percentage of our total revenue, which could increase our exposure to fluctuations in the life science and other FDA-regulated or industrial manufacturing industries. An abrupt or unforeseen change in conditions in these industries could adversely affect customer demand for our services, which could have a material adverse effect on our financial results.

Competition in our Distribution segment is changing with an increase in web-based distributors. We may not be able to compete successfully. We face substantial and increased competition throughout the world, especially in our Distribution segment where, until an upturn in revenues in fiscal year 2017, we had experienced a gradual decline in sales. The competition is changing, with web-based distributors becoming more prevalent and increasing their market share. Some of our competitors are much larger than us. Changes in the competitive landscape pose new challenges that could adversely affect our ability to compete. Entry or expansion of other vendors into this market may establish competitors that have larger customer bases and substantially greater financial and other resources with which to pursue marketing and distribution of products. Their current customer base and relationships, as well as their relationships and ability to negotiate with manufacturers, may also provide them with a competitive advantage. If we are unable to effectively compete with our current and future competitors, our ability to sell products could be harmed and could result in a negative impact on our Distribution segment. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

Cybersecurity incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (“IT”) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data or proprietary information and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our business and results of operations.

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

We rely on our CalTrak®, Application Plus (our ERP) and other management information systems for inventory management, distribution, workflow, accounting and other functions. If our CalTrak®, Application Plus or other management information systems fail to adequately perform these functions, experience an interruption in their operation or a security breach, our business and results of operations could be adversely affected. The efficient operation of our business depends on our management information systems. We rely on our CalTrak®, Application Plus and other management information systems to effectively manage accounting and financial functions, customer service, warehouse management, order entry, order fulfillment, inventory replenishment, documentation, asset management, and workflow. Our management information systems are vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, vandalism, terrorist attacks, power loss, or other computer systems, internet, telecommunications or data network failures. Any such interruptions to our management information systems could disrupt our business and could result in decreased revenues, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our management information systems are vulnerable to security breaches. Our security measures or those of our third-party service providers may fail to detect or prevent such security breaches. Security breaches could result in the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data and payment information, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and results of operations.

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

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar. During fiscal years 2017 and 2016, less than 10% of our total revenues were denominated in Canadian dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar impacts our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal years 2017 and 2016, the value of the U.S. dollar relative to one Canadian dollar ranged from 1.25 to 1.36 and from 1.20 to 1.46, respectively.

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

As a "smaller reporting company," we are not required to comply with the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act, which may cause investors to have less confidence in our internal control over financial reporting. The auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act provides that a public company's independent auditor must attest to and report on management's internal control over financial reporting. Because we qualify as a "smaller reporting company" under the applicable SEC regulation, we are not required to comply with the auditor attestation requirement. The lack of an auditor attestation concerning management's internal control over financial reporting may cause investors to have less confidence in our internal control over financial reporting and increases the risk that any material weakness or other deficiencies in our internal controls will not be detected.

Changes in accounting standards, legal requirements and The NASDAQ Global Market listing standards, or our ability to comply with any existing requirements or standards, could adversely affect our operating results. Extensive reforms relating to public company financial reporting, corporate governance and ethics, The NASDAQ Global Market listing standards and oversight of the accounting profession have been implemented over the past several years and continue to evolve. Compliance with these rules, regulations and standards that have resulted from such reforms has increased our accounting and legal costs and has required significant management time and attention. In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergoes additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse effect on our results of operations. In addition, although we believe we are in full compliance with all such existing rules, regulations and standards, should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely effected and the market price of our common stock could decline.

Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete.

We rely on intellectual property in order to maintain a competitive advantage. Our inability to defend against the unauthorized use of these assets could have an adverse effect on our results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table presents our leased and owned properties as of March 25, 2017:

		Approximate
		Square
Property	Location	Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	37,250
Calibration Service Center	Fullerton, CA	12,000
Calibration Service Center	Boston, MA	4,000
Calibration Service Center	Burlington, ON	14,152
Calibration Service Center	Charlotte, NC	4,860
Calibration Service Center	Cherry Hill, NJ	10,800
Calibration Service Center	Dayton, OH	10,500
Calibration Service Center	Denver, CO	19,441
Calibration Service Center	Houston, TX	10,333
Calibration Service Center and Used Equipment Distribution Center	Irvine, CA	11,088
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,533
Calibration Service Center	Nashville, TN	6,000
Calibration Service Center	Ottawa, ON	3,990
Calibration Service Center	Tempe, AZ	4,169
Calibration Service Center and Distribution Center	Portland, OR	12,600
Calibration Service Center	San Juan, PR	1,560
Calibration Service Center	St. Louis, MO	4,400
United Scale & Engineering:
Calibration Service Center	Green Bay, WI	3,320
Calibration Service Center and Warehouse	McFarland, WI	6,000
Calibration Service Center and Warehouse	New Berlin, WI	16,000
Calibration Service Center	Ft. Wayne, IN	3,600
Calibration Service Center	San Diego, CA	5,500
Spectrum Technologies Inc. (“STI”):
Unaccredited Service Center and Warehouse	Paxinos, PA	14,520
STI Satellite Service Office	Bakersfield, CA	1,150
STI Satellite Service Office	Richmond Hill, ON	882
STI Satellite Service Office	Birmingham, AL	625
STI Satellite Service Office	Melrose, FL	200
STI Satellite Service Office	Mt. Airy, NC	200
STI Satellite Service Office	LaCrosse, WI	280
Mobile Service Unit and Offices	Somerset, PA	3,347
Service Support Office	Mississauga, ON	1,500
Warehouse (1)	Lincoln, MT	5,406

(1)	Property owned by the Company

We believe that our properties are in good condition, are well maintained and are generally suitable and adequate to carry on our business in its current form.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol “TRNS”. As of June 14, 2017, we had approximately 439 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on The NASDAQ Global Market for each quarterly period in fiscal years 2017 and 2016:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2017:
High	$11.85	$11.05	$11.00	$14.05
Low	$9.38	$8.26	$10.00	$10.30

Fiscal Year 2016:
High	$10.50	$10.00	$10.10	$10.41
Low	$9.00	$8.76	$8.70	$8.81

DIVIDENDS

Our credit agreement, as amended, limits our ability to pay cash dividends to $3.0 million in any fiscal year. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2017 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	For the Fiscal Years Ended
	March 25,	March 26,	March 28,	March 29,	March 30,
	2017	2016	2015	2014	2013
Statements of Income Data:
Total Revenue	$143,898	$122,166	$123,624	$118,508	$112,296
Total Cost of Revenue	108,928	93,047	94,537	88,718	84,892
Gross Profit	34,970	29,119	29,087	29,790	27,404
Operating Expenses	27,036	22,817	22,319	23,085	21,458
Operating Income	7,934	6,302	6,768	6,705	5,946
Interest and Other Expense, net	770	295	345	259	228
Income Before Income Taxes	7,164	6,007	6,423	6,446	5,718
Provision for Income Taxes	2,642	1,883	2,397	2,462	2,014
Net Income	$4,522	$4,124	$4,026	$3,984	$3,704

	For the Fiscal Years Ended
	March 25,	March 26,	March 28,	March 29,	March 30,
	2017	2016	2015	2014	2013
Share Data:
Basic Earnings Per Share	$0.65	$0.60	$0.59	$0.56	$0.50
Basic Average Shares Outstanding	6,994	6,887	6,798	7,080	7,404
Diluted Earnings Per Share	$0.64	$0.58	$0.57	$0.54	$0.49
Diluted Average Shares Outstanding	7,111	7,121	7,059	7,357	7,592
Closing Price Per Share	$12.52	$10.14	$9.59	$9.28	$6.36

	As of or for the Fiscal Years Ended
	March 25,	March 26,	March 28,	March 29,	March 30,
	2017	2016	2015	2014	2013
Balance Sheets and Working Capital Data:
Inventory, net	$10,278	$6,520	$6,750	$6,181	$6,803
Property and Equipment, net	15,568	12,313	9,397	7,089	6,885
Goodwill and Intangible Assets, net	40,039	37,323	24,477	20,035	21,283
Total Assets	92,097	76,707	62,149	53,874	55,047
Depreciation and Amortization	6,184	3,946	3,090	2,945	2,702
Capital Expenditures	5,250	4,101	3,500	1,961	2,657
Debt	27,312	19,073	12,168	7,593	8,017
Shareholders' Equity	43,401	38,911	34,318	30,083	31,650

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2017 with its 32nd consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as the addition of acquired customers over those 32 quarters. In addition to acquiring customer bases, the business acquisitions that we made in fiscal years 2016 and 2017 and in years prior have been heavily focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies. Our organic Service revenue growth was in the mid to high single-digits for fiscal year 2017, allowing for 50 basis points of gross margin growth in this segment due to the relatively fixed cost structure of this segment. While positive, gross margin growth was somewhat muted in the Service segment in fiscal year 2017 due to additional expenses incurred from recent business acquisitions. Our Service segment ended fiscal year 2017 with a strong new business pipeline and a substantial backlog of work-in-process, showing the anticipated continued trend of revenue growth in this segment.

In our Distribution segment, we sell and offer for rent, professional grade handheld test and measurement instruments. Because we specialize in professional grade handheld test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value-added technical assistance to our customers to aid them in determining what product best meets their particular application requirements. With the acquisition of Excalibur Engineering, Inc. (“Excalibur”) in April 2016, we now have expertise in the procurement and sale of used equipment, furthering our ability to add value for our customers. Excalibur also brought us a higher-end electronic test and measurement equipment rental business to augment our organically grown test and measurement equipment rental business. Through our website and sales teams, customers can place orders for test and measurement instruments and can elect to have their purchased instruments certified by our Calibration Service Centers before shipment as well as on regular post-purchase intervals. Pre-shipment certification allows our customers to place newly purchased instruments into service immediately upon receipt. Distribution sales benefited in fiscal year 2017 from stronger U.S. industrial output and a stabilization of the oil and gas sector, compared to fiscal year 2016.

Sales in our Distribution segment are generally not consumable items but are instruments purchased as replacements, upgrades or for expansion of manufacturing or research and development facilities. As such, this segment can be heavily impacted by changes in the economic environment. As customers increase or decrease capital and discretionary spending, our Distribution sales will typically be directly impacted. This was evidenced in fiscal year 2016, when our sales to the oil and gas sector decreased concurrent with the overall contraction experienced in that sector. This segment was also negatively impacted in fiscal year 2016 by a strong U.S. dollar and general retraction of U.S. industrial output. In fiscal year 2017, our Distribution segment showed improved performance over the prior year as we implemented initiatives to expand and diversify our offerings in this segment. The initiatives implemented in fiscal year 2017 include adding new in-demand vendors and product lines, expanding the number of SKU’s that we offer with and without pre-shipment calibration and offering equipment rental and used equipment options.Management believes this diversification strategy will mitigate the impact that any particular industry or sector will have on the overall performance of this segment as well as help to further differentiate from us from our competitors going forward.

Financial Overview. In evaluating our results for fiscal year 2017, investors should consider that fiscal year 2017 operating results include those of acquired businesses from their respective dates of acquisition through March 25, 2017.

Total revenue for fiscal year 2017 was $143.9 million, a 17.8% improvement compared with total revenue of $122.2 million for fiscal year 2016.

Service revenue increased 20.1% to $71.1 million, or 49.4% of total revenue, in fiscal year 2017. Of our Service revenue in fiscal year 2017, 84.4% was generated by our Calibration Service Centers while 13.8% was generated through subcontracted third-party vendors, compared with 82.5% and 15.7%, respectively, in fiscal year 2016. The remainder of our service revenue in each period was derived from freight charges.

Distribution sales increased 15.6% to $72.8 million, or 50.6% of total revenue, in fiscal year 2017. Sales to domestic customers comprised 92.0% of total Distribution sales in fiscal year 2017, while 5.9% were to Canadian customers and 2.1% were to customers in other international markets.

Gross margin for fiscal year 2017 was 24.3%, a 50 basis point improvement compared with gross margin of 23.8% in fiscal year 2016. Service gross margin was 26.8% in fiscal year 2017 compared with 26.3% in fiscal year 2016. Distribution gross margin was 21.9% in fiscal year 2017 compared with 21.5% in fiscal year 2016.

Operating expenses were $27.0 million, or 18.8% of total revenue, in fiscal year 2017 compared with $22.8 million, or 18.6% of total revenue, in fiscal year 2016. Operating income was $7.9 million in fiscal year 2017 compared with $6.3 million in fiscal year 2016.

Net income for fiscal year 2017 was $4.5 million, a $0.4 million improvement over fiscal year 2016. Diluted earnings per share improved $0.06 in fiscal year 2017 compared with fiscal year 2016, to $0.64 per diluted share.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and the valuation of assets acquired and liabilities assumed in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

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

Inventory. Inventory consists of products purchased for resale and is valued at the lower of cost or market. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of our inventory. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences or increasing competition. We believe these risks are largely mitigated because our inventory typically turns several times per year. We evaluate the adequacy of the reserve on a quarterly basis.

Business Acquisitions. We apply the acquisition method of accounting for business acquisitions. Under the acquisition method, the underlying tangible and intangible assets acquired and liabilities assumed are recorded based on their respective assigned fair values at the date of acquisition. We use a valuation hierarchy to determine the fair values used. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are recorded as incurred in our Consolidated Statement of Income.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 25, 2017, we had $32.5 million of recorded goodwill, including $3.5 million from the acquisition of Excalibur.

Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. These intangible assets are amortized over their estimated useful lives. We estimate the fair value of our reporting units using the fair market value measurement requirement.

We test goodwill for impairment on an annual basis or immediately if conditions indicate that such impairment could exist. We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a segment has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors.

Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the results of our reviews, we have determined that no impairment was indicated as of March 25, 2017 and March 26, 2016.

Income Taxes. We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction, various states and Canada. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments.

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

Stock-Based Compensation. We measure the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. We record compensation cost related to unvested equity awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. The Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions to employees. We elected to early adopt this ASU in the fourth quarter of fiscal year 2017. Upon adoption, excess tax benefits for share based award activity are reflected in the statement of income as a component of the provision for income taxes. In fiscal year 2016, these excess tax benefits from the exercise of equity awards were recognized as a component of equity and were presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not capitalize any stock-based compensation costs as part of an asset. We estimate forfeiture rates based on our historical experience.

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

Stock options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire up to ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

See Note 6 to our Consolidated Financial Statements for further disclosure regarding our stock-based compensation.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses.

For accounting purposes, the defined benefit post-retirement health care plan requires assumptions to estimate the projected and accumulated benefit obligations, including the following variables: discount rate; certain employee-related factors, such as retirement age and mortality; and health care cost trend rates. These and other assumptions affect the annual expense and obligations recognized for the underlying plans. Our assumptions reflect our historical experiences and management's best judgment regarding future expectations.

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

Recently Issued Accounting Pronouncements. In the normal course of business, management evaluates all new accounting pronouncements issued by the FASB to determine the potential impact they may have on our consolidated financial statements. For a discussion of the newly issued accounting pronouncements see “Recently Issued Accounting Pronouncements” under Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this report.

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2017 and 2016, the components of our Consolidated Statements of Income.

	FY 2017	FY 2016
As a Percentage of Total Revenue:
Service Revenue	49.4%	48.5%
Distribution Sales	50.6%	51.5%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	26.8%	26.3%
Distribution Gross Profit	21.9%	21.5%
Total Gross Profit	24.3%	23.8%

Selling, Marketing and Warehouse Expenses	11.5%	11.1%
General and Administrative Expenses	7.3%	7.5%
Total Operating Expenses	18.8%	18.6%

Operating Income	5.5%	5.2%

Interest and Other Expense, net	0.5%	0.3%

Income Before Income Taxes	5.0%	4.9%
Provision for Income Taxes	1.9%	1.5%

Net Income	3.1%	3.4%

FISCAL YEAR ENDED MARCH 25, 2017 COMPARED TO FISCAL YEAR ENDED MARCH 26, 2016 (dollars in thousands):

Revenue:

	For the Years Ended
	March 25,	March 26,	Change
	2017	2016	$	%
Revenue:
Service	$71,103	$59,202	$11,901	20.1%
Distribution	72,795	62,964	9,831	15.6%
Total	$143,898	$122,166	$21,732	17.8%

Total revenue increased $21.7 million, or 17.8%, from fiscal year 2016 to fiscal year 2017.

Service revenue, which accounted for 49.4% and 48.5% of our total revenue in fiscal years 2017 and 2016, respectively, increased 20.1% from fiscal year 2016 to fiscal year 2017. This increase was the result of business acquisitions combined with mid to high single-digit organic growth. Organic revenue growth was experienced across various key industries that we serve and was driven by retention of existing customers as well as the expansion of our customer base through business development activities.

Our fiscal years 2017 and 2016 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2017				FY 2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	11.2%	25.4%	19.4%	26.9%	21.4%	10.5%	12.7%	11.5%

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

	FY 2017				FY 2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$71,103	$69,132	$65,599	$62,842	$59,202	$56,112	$54,793	$53,198
Service Revenue Growth	20.1%	23.2%	19.7%	18.1%	14.3%	10.5%	10.2%	9.5%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2017 and 2016:

	FY 2017				FY 2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	85.1%	84.3%	83.6%	84.3%	84.1%	81.5%	81.4%	82.4%
Outsourced	13.0%	13.9%	14.6%	13.8%	14.0%	16.9%	16.7%	15.8%
Freight Billed to Customers	1.9%	1.8%	1.8%	1.9%	1.9%	1.6%	1.9%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 50.6% and 51.5% of our total revenue in fiscal years 2017 and 2016, respectively. Year-over-year, Distribution sales increased $9.8 million, or 15.6%. The year-over-year improvement was driven by strong growth from our traditional core end-user customers, primarily those in the alternative energy and U.S. industrial markets, the used equipment business acquired from Excalibur and the organic and acquired growth of our rental business. Our fiscal years 2017 and 2016 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2017				FY 2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	23.7%	25.4%	14.7%	(1.0%)	(14.4%)	(12.0%)	(17.4%)	(5.0%)

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments increased $0.7 million, or 22.1%, at the end of fiscal year 2017 compared to the end of fiscal year 2016. Backorders at the end of fiscal year 2017 were $2.7 million, up from $2.4 million at the end of fiscal year 2016. The year-over-year increases in pending product shipments and backorders can be attributed to the significant increase in fourth quarter distribution sales compared to the prior year. The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2017 and 2016 and our historical trend of total pending product shipments:

	FY 2017				FY 2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,662	$3,989	$3,530	$3,469	$2,966	$3,421	$3,124	$2,858
% of Pending Product Shipments that were Backorders	73.5%	66.1%	74.9%	69.8%	80.3%	73.8%	78.4%	75.8%

Gross Profit:

	For the Years Ended
	March 25,	March 26,	Change
	2017	2016	$	%
Gross Profit:
Service	$19,039	$15,585	$3,454	22.2%
Distribution	15,931	13,534	2,397	17.7%
Total	$34,970	$29,119	$5,851	20.1%

Total gross profit in fiscal year 2017 was $35.0 million, an increase of $5.9 million or 20.1% from fiscal year 2016. As a percentage of total revenue, total gross margin improved 50 basis points over the same time period.

Service gross profit increased $3.5 million, or 22.2%, from fiscal year 2016 to fiscal year 2017. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. Service segment revenue growth from our recent business acquisitions, while providing a base for future organic revenue growth, may moderate or reduce our gross margins as we acquire additional fixed costs, especially in the short-term. The mix of services provided to customers may also affect gross margins in any given period. Annual Service gross margin improved 50 basis points from fiscal year 2016 to fiscal year 2017, reflecting the combined impact of strong organic Service revenue growth and an improved mix of services sold. The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2017				FY 2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	30.0%	24.7%	24.4%	27.5%	30.3%	23.5%	24.4%	26.1%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2017				FY 2016
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Distribution Gross Margin	20.7%	22.6%	22.2%	22.0%	21.0%	21.6%	21.4%	21.9%

Annual Distribution segment gross margin improved 40 basis points in fiscal year 2017 compared to fiscal year 2016. Improvements in gross margin were driven by increased sales in our higher-margin equipment rental business (including that of Excalibur), the used equipment business acquired from Excalibur, increased vendor rebates and an improved customer mix, which for us means a higher percentage of total sales to end user customers and reduction in sales to wholesale or intermediary reseller type customers.

Operating Expenses:
	For the Years Ended
	March 25,	March 26,	Change
	2017	2016	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$16,554	$13,625	$2,929	21.5%
General and Administrative	10,482	9,192	1,290	14.0%
Total	$27,036	$22,817	$4,219	18.5%

Operating expenses increased $4.2 million, or 18.5%, from fiscal year 2016 to fiscal year 2017. As a percentage of total operating expenses increased from 18.6% in fiscal year 2016 to 18.7% in fiscal year 2017. The year-over-year increase in marketing and warehouse expenses was associated with increased selling and marketing expenses from our recent business acquisitions, including intangible amortization. The total number of employees included in operating expense categories was 145 and 126 at the end of fiscal years 2017 and 2016, respectively.

Income Taxes:

	For the Years Ended
	March 25,	March 26,	Change
	2017	2016	$	%
Provision for Income Taxes	$2,642	$1,883	$759	40.3%

Our effective tax rates for fiscal years 2017 and 2016 were 36.9% and 31.3%, respectively. The increase largely reflects the impact of changes in the availability of U.S. federal and state research and development tax credits. During fiscal year 2016, we recognized the cumulative impact of U.S. federal and state research and development tax credits that were identified for prior open years, including fiscal year 2016, causing our effective tax rate to be lower than our typical effective rate. We expect our future effective tax rate to be approximately 34.0% to 36.0%, with certain tax credits still being recognized but to a lesser extent than in fiscal year 2016.

Net Income:

	For the Years Ended
	March 25,	March 26,	Change
	2017	2016	$	%
Net Income	$4,522	$4,124	$398	9.7%

Improved gross profit more than offset increases in operating expenses, resulting in a 9.7% improvement in net income during fiscal year 2017 when compared to fiscal year 2016. As a percentage of revenue, net income was 3.1% in fiscal year 2017, down from 3.4% in fiscal year 2016. This year-over-year change reflects higher operating income, as a percentage of revenue, being more than offset by higher interest and income tax expenses.

Adjusted EBITDA:

In addition to reporting net income, a U.S. GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	For the Years Ended
	March 25,	March 26,
	2017	2016
Net Income	$4,522	$4,124
+ Interest Expense	719	247
+ Other Expense / (Income)	51	48
+ Tax Provision	2,642	1,883
Operating Income	$7,934	$6,302
+ Depreciation & Amortization	6,184	3,946
+ Other (Expense) / Income	(51)	(48)
+ Noncash Stock Compensation	453	359
Adjusted EBITDA	$14,520	$10,559

As a percentage of revenue, Adjusted EBITDA was 10.1% for fiscal year 2017 and 8.6% for fiscal year 2016. During fiscal year 2017, Adjusted EBITDA increased $4.0 million compared to fiscal year 2016. The difference between the increase in Adjusted EBITDA and increase in net income during fiscal year 2017 largely reflects an increase in depreciation and amortization, driven primarily by depreciation and amortization of assets acquired in business acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended, (the “Credit Agreement”) which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.00 multiple of earnings before interest, income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of March 25, 2017, $30.0 million was available under the Revolving Credit Facility, of which $11.4 million was unused and available to be borrowed. As of March 25, 2017, our total debt outstanding under our Credit Agreement was $27.3 million, including $8.7 million outstanding under our term loan.

The Credit Agreement has certain covenants with which we have to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during fiscal year 2017, and we expect to remain in compliance with all covenants throughout fiscal year 2018.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Years Ended
	March 25,	March 26,
	2017	2016
Cash Provided by (Used in):
Operating Activities	$7,544	$10,982
Investing Activities	(12,168)	(17,964)
Financing Activities	4,768	7,225

Operating Activities: Net cash provided by operations was $7.5 million during fiscal year 2017 compared to $11.0 million during fiscal year 2016.

The year-over-year decrease in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant changes in net working capital were:

●	Cash: Cash increased $0.2 million during fiscal year 2017. The increase was primarily due to the timing of payments towards our long-term debt.
●

Receivables: Accounts receivable increased by a net amount of $5.0 million during fiscal year 2017, inclusive of $0.9 million of accounts receivable acquired as part of the assets acquired during a business acquisition within the period. Excluding acquired accounts receivable, the change would be an increase of $4.1 million which reflects timing of collections. During fiscal year 2016, accounts receivable increased by a net amount of $0.2 million, inclusive of $1.2 million of accounts receivable acquired as part of the assets acquired during business acquisitions completed within the period. The following table illustrates our days sales outstanding as of March 25, 2017 and March 26, 2016:

	March 25,	March 26,
	2017	2016
Net Sales, for the last two fiscal months	$28,684	$24,568
Accounts Receivable, net	$22,049	$17,080
Days Sales Outstanding	46	42

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $3.8 million during fiscal year 2017 inclusive of $0.4 million in inventory acquired through the acquisition of Excalibur, compared to a $0.2 million decrease during fiscal year 2016. At March 25, 2017, we had $0.7 million in inventory related to the Excalibur used equipment business. The year-over-year change represents the timing of strategic purchases in fiscal year 2017 and the addition of inventory for Excalibur’s used equipment business compared to a small reduction in on-hand inventory in fiscal year 2016, in response to reduced demand in our Distribution segment during fiscal year 2016.

●

Accounts Payable: In general, changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of outsourced Service revenues and capital expenditures. Accounts payable increased $3.5 million during fiscal year 2017, largely due to the timing of inventory and other payments. This increase is inclusive of the addition of $0.4 million in accounts payable acquired as part of the Excalibur acquisition. Accounts payable increased $0.4 million during fiscal year 2016.

●

Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities decreased by $1.8 million during fiscal year 2017 inclusive of $2.2 million in net payments of previously accrued contingent consideration and holdback payments related to business acquisitions. Accrued compensation and other liabilities increased by $3.5 million during fiscal year 2016, primarily resulting from increases in accrued contingent consideration and other holdback amounts related to acquisitions and accrued payroll and other employee related expenses, including performance-based compensation.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2017, income taxes payable increased by $0.8 million whereas in fiscal year 2016, income taxes payable decreased by less than $0.1 million.

Investing Activities: During fiscal year 2017, we invested $5.3 million in capital expenditures, including $1.7 million spent for expanded Service segment capabilities and $2.4 million spent for rental assets. In fiscal year 2016 we invested $4.1 million in capital expenditures, primarily for additional Service segment capabilities and information technology improvements.

During fiscal year 2017, we used $7.0 million for a business acquisition, compared to $13.9 million for three business acquisitions in fiscal year 2016.

Financing Activities: During fiscal year 2017, we received $10.0 million in proceeds from a term loan (used primarily for the Excalibur acquisition), and used approximately $0.5 million in cash for repayment of our Revolving Credit Facility, $1.3 million in cash for repayment of our term loan and $3.0 million for the payment of contingent consideration and other hold back amounts related to previous business acquisitions. In addition, approximately $1.0 million in cash was used to redeem stock options, as provided for in our 2003 Incentive Plan, as Amended and Restated, and $0.6 million in cash was generated from the issuance of common stock. During fiscal year 2016, approximately $6.9 million in net cash proceeds were provided by our Revolving Credit Facility, primarily to fund business acquisitions, and $0.5 million in cash was generated from the issuance of common stock.

Contractual Obligations and Commercial Commitments: The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements as of March 25, 2017 (in millions):

	Payments Due By Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Line of Credit (1)	$-	$18.6	$-	$-	$18.6
Term Loan	1.4	4.3	3.0	-	8.7
Operating Leases	2.2	1.6	1.9	0.2	5.9
Total Contractual Cash Obligations	$3.6	$24.5	$4.9	$0.2	$33.2

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes the interest portion of our debt obligation.

OUTLOOK

We entered fiscal year 2018 with excellent momentum and high expectations. During the past year, we made important, strategic investments in physical assets, as well as in leadership that we expect to help advance Transcat and our long-term strategy. We anticipate that the traction we have gained with these investments will continue.

Our Service segment will continue to be our primary growth focus, and we expect double-digit revenue growth in this segment that will come from a blend of organic and acquisitive growth. We will also look for sales and cost synergies from all of our recent acquisitions to drive operating margin leverage.

We have also seen improvements in our Distribution segment and believe we are in a unique position with an expanded rental business and a used equipment business. Our initiatives to diversify and differentiate our customer value proposition are resonating in the market.

Fiscal year 2018 will be a year of continued emphasis on improving “Operational Excellence,” an initiative that we believe will improve customer experiences, expand organic growth potential, and strengthen our acquisition integration process, allowing us to capitalize on acquired synergies at a faster pace. We continually assess opportunities that can either enhance our capabilities and expertise, expand our geographic presence or are bolt-ons that can leverage our current infrastructure, and we will only proceed with opportunities that meet our strategic plan and pricing model.

Looking further ahead, we believe our capital and leadership investments have positioned us well to meet our goal of achieving $175 million to $200 million in revenue over the next three to four years.

Transcat expects its income tax rate to range between 34% and 36% in fiscal year 2018.

The Company anticipates total capital expenditures to be approximately $6.0 million to $6.5 million in fiscal year 2018, with the majority of the incremental capital expenditures in excess of fiscal year 2017 amounts planned for IT infrastructure investments to drive operational excellence and for specific customer-opportunity driven Service capabilities. Of the capital expenditures anticipated for fiscal year 2018, the Company expects spending for maintenance/existing asset replacements to be consistent with fiscal year 2017 at approximately $1.0 million to $1.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of March 25, 2017, $30.0 million was available under our Revolving Credit Facility, of which $18.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources”, we also have a $10.0 million (original principal) term loan. The term loan is considered a LIBOR loan. As of March 25, 2017, $8.7 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires principal repayments of $0.1 million per month plus interest.

At our option, we borrow from our Revolving Credit Facility and term loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of March 25, 2017, the one-month LIBOR was 1.0%. Our interest rate for fiscal year 2017 ranged from 1.3% to 3.0%. On March 25, 2017, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for fiscal years 2017 and 2016 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net gain of less than $0.1 million and a net gain of $0.4 million in fiscal years 2017 and 2016, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 25, 2017, we had a foreign exchange contract, which matured in April 2017, outstanding in the notional amount of $5.9 million. The foreign exchange contract was renewed in April 2017 and continues to be in place. We do not use hedging arrangements for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (“the Company”) as of March 25, 2017 and March 26, 2016 and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Transcat, Inc. and its subsidiaries as of March 25, 2017 and March 26, 2016, and the results of their operations and their cash flows for the fiscal years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Freed Maxick CPAs, P.C.
Rochester, New York
June 19, 2017

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Years Ended
	March 25,	March 26,
	2017	2016
Service Revenue	$71,103	$59,202
Distribution Sales	72,795	62,964
Total Revenue	143,898	122,166

Cost of Services Sold	52,064	43,617
Cost of Distribution Sales	56,864	49,430
Total Cost of Revenue	108,928	93,047

Gross Profit	34,970	29,119

Selling, Marketing and Warehouse Expenses	16,554	13,625
General and Administrative Expenses	10,482	9,192
Total Operating Expenses	27,036	22,817

Operating Income	7,934	6,302

Interest and Other Expense, net	770	295

Income Before Provision for Income Taxes	7,164	6,007
Provision for Income Taxes	2,642	1,883

Net Income	$4,522	$4,124

Basic Earnings Per Share	$0.65	$0.60
Average Shares Outstanding	6,994	6,887

Diluted Earnings Per Share	$0.64	$0.58
Average Shares Outstanding	7,111	7,121

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Years Ended
	March 25,	March 26,
	2017	2016
Net Income	$4,522	$4,124

Other Comprehensive Loss Income:

Currency Translation Adjustment	(41)	(202)
Other, net of tax effects of $10 and $8 for the years ended March 25, 2017 and March 26, 2016, respectively.	(15)	(13)
Total Other Comprehensive Loss	(56)	(215)

Comprehensive Income	$4,466	$3,909

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 25,	March 26,
	2017	2016
ASSETS
Current Assets:
Cash	$842	$641
Accounts Receivable, less allowance for doubtful accounts of $210 and $113 as of March 25, 2017 and March 26, 2016, respectively	22,049	17,080
Other Receivables	1,227	881
Inventory, net	10,278	6,520
Prepaid Expenses and Other Current Assets	1,193	1,096
Total Current Assets	35,589	26,218
Property and Equipment, net	15,568	12,313
Goodwill	32,520	29,112
Intangible Assets, net	7,519	8,211
Other Assets	901	853
Total Assets	$92,097	$76,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,615	$8,141
Accrued Compensation and Other Liabilities	5,907	7,688
Income Taxes Payable	805	-
Current Portion of Long-Term Debt	1,429	-
Total Current Liabilities	19,756	15,829
Long-Term Debt	25,883	19,073
Deferred Tax Liabilities, net	1,134	1,071
Other Liabilities	1,923	1,823
Total Liabilities	48,696	37,796

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,043,754 and 6,923,557 shares issued and outstanding as of March 25, 2017 and March 26, 2016, respectively	3,522	3,462
Capital in Excess of Par Value	12,996	12,993
Accumulated Other Comprehensive Loss	(414)	(358)
Retained Earnings	27,297	22,814
Total Shareholders' Equity	43,401	38,911
Total Liabilities and Shareholders' Equity	$92,097	$76,707

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Years Ended
	March 25,	March 26,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$4,522	$4,124
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
(Gain)/Loss on Disposal of Property and Equipment	(4)	38
Deferred Income Taxes	63	136
Depreciation and Amortization	6,184	3,946
Provision for Accounts Receivable and Inventory Reserves	376	147
Stock-Based Compensation Expense	453	359
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(4,728)	998
Inventory	(3,425)	177
Prepaid Expenses and Other Assets	(224)	118
Accounts Payable	3,107	446
Accrued Compensation and Other Liabilities	405	22
Income Taxes Payable	815	471
Net Cash Provided by Operating Activities	7,544	10,982

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(5,250)	(4,101)
Proceeds from Sale of Property and Equipment	59	31
Business Acquisitions, net of cash acquired	(6,977)	(13,894)
Net Cash Used in Investing Activities	(12,168)	(17,964)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(452)	6,905
Proceeds from Term Loan	10,000	-
Repayments of Term Loan	(1,310)	-
Payment of Contingent Consideration and Holdbacks Related to Business Acquisitions	(3,041)	-
Issuance of Common Stock	635	454
Repurchase of Common Stock	(98)	(73)
Stock Option Redemption	(966)	(61)
Net Cash Provided by Financing Activities	4,768	7,225

Effect of Exchange Rate Changes on Cash	57	333

Net Increase in Cash	201	576
Cash at Beginning of Fiscal Year	641	65
Cash at End of Fiscal Year	$842	$641

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$686	$243
Income Taxes, net	$1,835	$1,287
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$-	$800
Holdback Amounts Related to Business Acquisitions	$735	$1,588

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 28, 2015	6,836	$3,418	$12,289	$(143)	$18,754	$34,318
Issuance of Common Stock	70	35	419	-	-	454
Repurchase of Common Stock	(8)	(4)	(5)	-	(64)	(73)
Stock-Based Compensation	26	13	346	-	-	359
Redemption of Stock Options	-	-	(61)	-	-	(61)
Tax Benefit from Stock-
Based Compensation	-	-	5	-	-	5
Other Comprehensive Loss	-	-	-	(215)	-	(215)
Net Income	-	-	-	-	4,124	4,124
Balance as of March 26, 2016	6,924	$3,462	$12,993	$(358)	$22,814	$38,911
Issuance of Common Stock	80	40	595	-	-	635
Repurchase of Common Stock	(10)	(5)	(54)	-	(39)	(98)
Stock-Based Compensation	50	25	428	-	-	453
Redemption of Stock Options	-	-	(966)	-	-	(966)
Other Comprehensive Loss	-	-	-	(56)	-	(56)
Net Income	-	-	-	-	4,522	4,522

Balance as of March 25, 2017	7,044	$3,522	$12,996	$(414)	$27,297	$43,401

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas and alternative energy; FAA-regulated businesses, including aerospace and defense; and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada Inc., United Scale & Engineering Corporation and WTT Real Estate Acquisition, LLC and Anmar Metrology, Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and the valuation of assets acquired and liabilities assumed in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year: Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 25, 2017 (“fiscal year 2017”) and March 26, 2016 (“fiscal year 2016”) consisted of 52 weeks.

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

Inventory: Inventory consists of products purchased for resale and is valued at the lower of cost or market value. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. At March 25, 2017 and March 26, 2016, the Company had reserves for inventory losses totaling $0.6 million and $0.5 million, respectively.

Property and Equipment, Depreciation and Amortization: Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 – 20
Rental Equipment	5 – 8
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 10
Buildings	39

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

Business Acquisitions: The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments below, and typically utilizes independent third-party valuation specialists to determine the fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services, and are expensed as incurred in the Consolidated Statements of Income.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. Other intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. The Company estimates the fair value of its reporting units using the fair market value measurement requirement.

The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company determined that no impairment was indicated as of March 25, 2017 and March 26, 2016. A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 28, 2015	8,031	12,892	20,923	203	3,351	3,554
Additions (see Note 9)	-	8,421	8,421	-	6,127	6,127
Amortization	-	-	-	(79)	(1,255)	(1,334)
Currency Translation Adjustment	-	(232)	(232)	-	(136)	(136)
Net Book Value as of March 26, 2016	$8,031	$21,081	$29,112	$124	$8,087	$8,211
Additions (see Note 9)	1,728	1,733	3,461	1,045	1,045	2,090
Amortization	-	-	-	(413)	(2,362)	(2,775)
Currency Translation Adjustment	-	(53)	(53)	-	(7)	(7)
Net Book Value as of March 25, 2017	$9,759	$22,761	$32,520	$756	$6,763	$7,519

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 10 years. Amortization expense relating to intangible assets is expected to be $2.1 million in fiscal year 2018, $1.6 million in fiscal year 2019, $1.2 million in fiscal year 2020, $0.9 million in fiscal year 2021 and $0.6 million in fiscal year 2022.

Catalog Costs: Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen- month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million as of March 25, 2017 and March 26, 2016.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At March 25, 2017 and March 26, 2016, investment assets totaled $0.7 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight line basis, the unamortized grant date fair value over the remaining service period of each award. The Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions to employees. The Company elected to early adopt this ASU in the fourth quarter of fiscal year 2017. Upon adoption, excess tax benefits for share based award activity are reflected in the statement of income as a component of the provision for income taxes. In fiscal year 2016, these excess tax benefits from the exercise of equity awards were recognized as a component of equity and were presented in the Consolidated Statements of Cash Flows as a financing activity. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2017 and 2016, the Company recorded non-cash stock-based compensation cost in the amount of $0.5 million and $0.4 million, respectively, in the Consolidated Statements of Income.

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

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $1.5 million and $0.9 million in fiscal years 2017 and 2016, respectively as a reduction of cost of distribution sales.

Cooperative Advertising Income: Transcat records cash consideration received from vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $1.7 million and $2.0 million in fiscal years 2017 and 2016, respectively.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $1.2 million in fiscal years 2017 and 2016.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $2.2 million and $1.8 million in fiscal years 2017 and 2016, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were $0.9 million in fiscal years 2017 and 2016.

Foreign Currency Translation and Transactions: The accounts of Transcat Canada Inc. are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange, and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive income (loss) component of shareholders’ equity.

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was less than $0.1 million in each of the fiscal years 2017 and 2016. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net gain of less than $0.1 million in fiscal year 2017 and a net gain of $0.4 million in 2016, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 25, 2017, the Company had a foreign exchange contract, which matured in April 2017, outstanding in the notional amount of $5.9 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Other Comprehensive Income: Comprehensive income is composed of currency translation adjustments, unrecognized prior service costs, net of tax, and unrealized gains or losses on other assets, net of tax. At March 25, 2017, accumulated other comprehensive income consisted of cumulative currency translation losses of $0.3 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million. At March 26, 2016, accumulated other comprehensive income consisted of cumulative currency translation losses of $0.3 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For fiscal years 2017 and 2016, the net additional common stock equivalents had a $0.01 and $0.02 per share effect on the calculation of dilutive earnings per share, respectively. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 25,	March 26,
	2017	2016
Average Shares Outstanding – Basic	6,994	6,887
Effect of Dilutive Common Stock Equivalents	117	234
Average Shares Outstanding – Diluted	7,111	7,121
Anti-dilutive Common Stock Equivalents	-	10

Shareholders’ Equity: During each of fiscal years 2017 and 2016, the Company repurchased and subsequently retired less than 0.1 million shares of its common stock. The Company redeemed certain stock options pursuant to the shareholder-approved Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”) for $1.0 million in fiscal year 2017 and $0.1 million in fiscal year 2016.

Recently Issued Accounting Pronouncements:

In March 2016, FASB issued Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 changes how companies account for certain aspects of share-based payment awards to employees, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of ASU 2016-09 is required for annual periods beginning after December 15, 2016. The Company elected to early adopt this ASU in the fourth quarter of fiscal year 2017. Early adopting this ASU in an interim period required that any adjustments be reflected as of the beginning of fiscal year 2017. This adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (Topic 805). This ASU provides guidance on whether a set of assets acquired is to be considered and accounted for as a business acquisition. This guidance requires that an entity evaluate if substantially all of the fair value of the gross assets acquired in a transaction is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities is not a business. The guidance also requires at least one substantive process be acquired for the purchase to be considered a business acquisition. This ASU is effective for annual reporting periods beginning after December 15, 2017 and early adoption is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under Accounting Standards Codification (“ASC”) 350. Under the new guidance, if the carrying amount of a reporting unit’s goodwill exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This ASU simplifies today’s requirement to calculate a goodwill impairment charge using a separately calculated implied fair value. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning January 1, 2017. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

In March 2017, the FASB issued ASU 2017-07 to Topic 715, Compensation—Retirement Benefits. This ASU provides new guidance as part of FASB’s effort to improve employers’ financial reporting for defined benefit plans. This new guidance changes where on the income statement employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 25,	March 26,
	2017	2016
Machinery, Equipment and Software	$32,733	$29,833
Rental Equipment	4,461	1,243
Furniture and Fixtures	2,405	2,326
Leasehold Improvements	2,491	2,280
Buildings and Land	500	500
Total Property and Equipment	42,590	36,182
Less: Accumulated Depreciation and Amortization	(27,022)	(23,869)
Total Property and Equipment, net	$15,568	$12,313

Total depreciation and amortization expense relating to property and equipment amounted to $3.3 million and $2.3 million in fiscal years 2017 and 2016, respectively.

NOTE 3 – LONG-TERM DEBT

Description: The Company, through its credit agreement, as amended (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”) and a term loan. The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.0 multiple of earnings before interest expense, income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of March 25, 2017, $30.0 million was available under the Revolving Credit Facility, of which $18.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

Amendment 3 to the Credit Agreement (“Amendment 3”) set the limit of borrowings that may be used for business acquisitions at $20.0 million for fiscal year 2017 and $15.0 million for each fiscal year thereafter. During fiscal year 2017, the Company used $10.0 million of borrowings for business acquisitions and related payments.

Amendment 3 also provided the Company with a $10.0 million term loan. As of March 25, 2017, $8.7 million was outstanding on the term loan, of which $1.4 million was included in current liabilities with the remainder included in long-term debt on the Consolidated Balance Sheet. The term loan requires principal repayments of $0.1 million per month plus interest. Total annual repayment amounts of $1.4 million are required in fiscal years 2017 through 2021 with a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

Interest and Other Costs: Interest on the Revolving Credit Facility and term loan accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of March 25, 2017 was 1.0%. The Company’s interest rate for fiscal year 2017 ranged from 1.3% to 3.0%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during fiscal years 2017 and 2016.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 – INCOME TAXES

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows:

	FY 2017	FY 2016
United States	$6,770	$5,760
Foreign	394	247
Total	$7,164	$6,007

The provision for income taxes for fiscal years 2017 and 2016 is as follows:

	FY 2017	FY 2016
Current Tax Provision:
Federal	$1,945	$1,367
State	344	202
Foreign	279	174
	2,568	1,743
Deferred Tax (Benefit) Provision:
Federal	$194	$266
State	26	85
Foreign	(146)	(211)
	74	140
Provision for Income Taxes	$2,642	$1,883

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows:

	FY 2017	FY 2016
Federal Income Tax at Statutory Rate	$2,436	$2,042
State Income Taxes, net of federal benefit	284	226
Federal, State and Foreign Research & Development Credits	118	(479)
Other, net	(196)	94
Total	$2,642	$1,883

The components of net deferred tax assets (liabilities) are as follows:

	March 25,	March 26,
	2017	2016
Deferred Tax Assets:
Accrued Liabilities	$338	$399
Performance-Based Stock Award Grants	337	335
Inventory Reserves	213	163
Non-Qualified Deferred Compensation Plan	273	273
Post-Retirement Health Care Plans	425	387
Stock-Based Compensation	717	808
Capitalized Inventory Costs	140	117
Net Operating Loss Carryforward	12	133
Other	277	313
Total Deferred Tax Assets	$2,732	$2,928

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(1,486)	$(1,865)
Depreciation	(2,335)	(2,127)
Other	(45)	(7)
Total Deferred Tax Liabilities	(3,866)	(3,999)

Net Deferred Tax Liabilities	$(1,134)	$(1,071)

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for fiscal years 2013 and prior, by state tax authorities for fiscal years 2011 and prior, and by Canadian tax authorities for fiscal years 2009 and prior. There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

During fiscal years 2017 and 2016, there were no uncertain tax positions. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2017 and 2016 or were accrued at March 25, 2017 and March 26, 2016.

At March 25, 2017, the deferred tax asset related to U.S. federal net operating loss carryforwards of less than $0.1 million and U.S. state net operating loss carryforwards of less than $0.1 million are available to reduce future taxable income. The utilization of these losses is subject to an annual limitation due to ownership change rules set forth under Internal Revenue Code Section 382.

The Company’s effective tax rate for fiscal years 2017 and 2016 was 36.9% and 31.3%, respectively. Its tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions, which the Company expects to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year.

The Company expects to receive certain federal, state and Canadian tax credits in future years. As such, it expects its effective tax rate in fiscal year 2018 to be between 34.0% and 36.0%.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S.-based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. Currently, the Company matches 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were $0.7 million and $0.6 million in fiscal years 2017 and 2016, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the board of directors. The Company made no profit sharing contributions in fiscal years 2017 and 2016.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2017 and 2016, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.7 million as of March 25, 2017 and March 26, 2016 and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the postretirement benefit obligation is as follows:

	FY 2017	FY 2016
Post-retirement benefit obligation, at beginning of fiscal year	$1,006	$1,001
Service cost	30	34
Interest cost	38	37
Benefits paid	(79)	(70)
Actuarial loss	110	4
Post-retirement benefit obligation, at end of fiscal year	1,105	1,006
Fair value of plan assets, at end of fiscal year	-	-
Funded status, at end of fiscal year	$(1,105)	$(1,006)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,105	$1,006

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2017	FY 2016
Net periodic postretirement benefit cost:
Service cost	$30	$34
Interest cost	38	37
Amortization of prior service cost	25	58
	93	129
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(25)	(58)
Net gain (loss)	95	(8)
	70	(66)
Total recognized in net periodic benefit cost and
other comprehensive income	$163	$63

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$233	$162

The prior service cost is amortized over the average remaining life expectancy of active participants in the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2018 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 25,	March 26,
	2017	2016
Weighted average discount rate	4.1%	3.9%

Medical care cost trend rate:
Trend rate assumed for next year	8.0%	8.0%
Ultimate trend rate	6.0%	6.0%
Year that rate reaches ultimate trend rate	2023	2022

Dental care cost trend rate:
Trend rate assumed for next year and
remaining at that level thereafter	5.0%	5.0%

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

Fiscal
Year	Amount
2018	$83
2019	79
2020	85
2021	92
2022	98
Thereafter	668

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

NOTE 6 – STOCK-BASED COMPENSATION

The 2003 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 25, 2017, 1.3 million restricted stock units or stock options were available for future grant under the 2003 Plan.

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

The following table summarizes the performance-based restricted stock units vested and shares issued during fiscal years 2016 and 2017:

		Total	Grant Date		Number
		Number	Fair	Target	of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2012	April 2012 - March 2015	24	$13.11	75%	18	May 2015
April 2013	April 2013 - March 2016	99	$6.17	50%	50	May 2016

The following table summarizes the non-vested performance-based restricted stock units outstanding as of March 25, 2017:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 25, 2017
April 2014	April 2014 - March 2017	51	$9.28	50% of target level
April 2015	April 2015 – March 2018	63	$9.59	50% of target level
April 2016	April 2016 – March 2019	84	$10.13	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.3 million and $0.2 million in fiscal years 2017 and 2016, respectively. Unearned compensation totaled $0.7 million as of March 25, 2017.

During fiscal year 2017, no stock options were awarded. During fiscal year 2016, the Company’s Board of Directors granted a stock award of two thousand shares of common stock under the 2003 Plan to a retiring board member. The award vested in the second quarter of fiscal year 2016. There was no expense relating to these stock awards, based on grant date fair value in fiscal year 2017. The expense related to these stock awards was less than $0.1 million in fiscal year 2016.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options for fiscal years 2017 and 2016:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value
Outstanding as of March 28, 2015	561	$6.83
Exercised	(50)	5.35
Forfeited	(1)	4.26
Redeemed	(16)	5.68
Outstanding as of March 26, 2016	494	7.03
Exercised	(59)	7.00
Forfeited	(5)	8.95
Redeemed	(188)	6.40
Outstanding as of March 25, 2017	242	7.48	3	$1,217
Exercisable as of March 25, 2017	182	$7.45	2	$920

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2017 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 25, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

During both of fiscal years 2017 and 2016, total expense relating to stock options was $0.1 million. Total unrecognized compensation cost related to non-vested stock options as of March 25, 2017 was less than $0.1 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in fiscal years 2017 and 2016 was $0.3 million and $0.2 million, respectively. Cash received from the exercise of options in fiscal years 2017 and 2016 was $0.4 million and $0.3 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution and Service. The accounting policies of the reportable segments are the same as those described above in Note 1 to the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2017 and 2016:

	FY 2017	FY 2016
Revenue:
Service	$71,103	$59,202
Distribution	72,795	62,964
Total	143,898	122,166

Gross Profit:
Service	19,039	15,585
Distribution	15,931	13,534
Total	34,970	29,119

Operating Expenses:
Service (1)	14,270	11,430
Distribution (1)	12,766	11,387
Total	27,036	22,817

Operating Income:
Service	4,769	4,155
Distribution	3,165	2,147
Total	7,934	6,302

Unallocated Amounts:
Interest and Other Expense, net	770	295
Provision for Income Taxes	2,642	1,883
Total	3,412	2,178

Net Income	$4,522	$4,124

Total Assets:
Service	$51,756	$48,640
Distribution	36,812	24,878
Unallocated	3,529	3,189
Total	$92,097	$76,707

Depreciation and Amortization (2):
Service	$4,660	$3,216
Distribution	1,524	730
Total	$6,184	$3,946

Capital Expenditures:
Service	$2,662	$3,133
Distribution	2,588	968
Total	$5,250	$4,101

	FY 2017	FY 2016
Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$129,732	$109,770
Canada	12,432	10,854
Other International	1,734	1,542
Total	$143,898	$122,166

Long-Lived Assets:
United States (4)	$14,550	$11,337
Canada	1,018	976
Total	$15,568	$12,313

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates. In fiscal year 2017, $0.5 million more of operating expenses were allocated to the Service segment than in fiscal year 2016 as Service revenue was a greater percentage of total revenue.
(2)	Including amortization of catalog costs and intangible assets.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases: Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. Total rental expense was approximately $3.0 million and $2.4 million in fiscal years 2017 and 2016, respectively. The minimum future annual rental payments under the non-cancelable leases at March 25, 2017 are as follows (in millions):

Fiscal Year
2018	$2.2
2019	1.6
2020	1.0
2021	0.5
2022	0.4
Thereafter	0.2
Total minimum lease payments	$5.9

Effective April 2016, the Company has term loan payments due at a monthly amount of $0.1 million plus interest. These amounts are not reflected in the table above.

NOTE 9 – BUSINESS ACQUISITIONS

The Company has engaged in a number of business acquisitions. During fiscal years 2017 and 2016, Transcat completed the following:

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
●

Effective December 31, 2015, acquired substantially all of the assets of Spectrum Technologies, Inc. ("Spectrum"). Headquartered in Paxinos, Pennsylvania, Spectrum provides commercial calibrations, test equipment repair services and product sales throughout North America.

●

Effective January 18, 2016, acquired Dispersion Laboratory Inc. ("Dispersion"), headquartered near Montreal, Quebec, Dispersion provides fully accredited services for the calibration, repair and product sales of weights, balances, temperature instruments and liquid handling devices.

●

On April 1, 2016, acquired substantially all of the assets of Excalibur Engineering, Inc. (“Excalibur”). Headquartered in Irvine, California, Excalibur is a provider of calibration services, new and used test equipment, and product rentals.

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

The total purchase price paid for the businesses acquired in fiscal year 2017 was approximately $7.6 million, net of less than $0.1 million cash acquired. The total purchase price paid for the businesses acquired in fiscal year 2016 was approximately $16.3 million, net of $0.2 million cash acquired. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired during each period presented:

		FY 2017	FY 2016
Goodwill		$3,455	$8,418
Intangible Assets – Customer Base		1,990	5,617
Intangible Assets – Covenants Not to Compete		100	510
Deferred Tax Liability		-	(297)
		5,545	14,248
Plus:	Current Assets	973	1,272
	Non-Current Assets	1,652	1,709
Less:	Current Liabilities	(606)	(343)
	Non-Current Liabilities		(611)
Total Purchase Price		$7,564	$16,275

The business acquisitions completed during fiscal years 2017 and 2016 include holdback provisions for contingent consideration and other holdback amounts, as defined by the respective purchase agreements. The Company accrues contingent consideration, if any, based on its estimated fair value at the date of acquisition, in addition to other amounts relating to the holdback provisions. Contingent consideration of $0.3 million and other holdback amounts of $2.7 million were paid during fiscal year 2017. No contingent consideration or other holdback amounts were paid during fiscal year 2016. As of March 25, 2017, no contingent consideration or other holdback amounts were unpaid and included on the Consolidated Balance Sheets. As of March 26, 2016, $0.8 million of contingent consideration and $1.6 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets.

During fiscal years 2017 and 2016, acquisition costs of $0.1 million and $0.6 million, respectively, were incurred and recorded as general and administrative expenses in the Consolidated Statement of Income.

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

	(Unaudited)
	For the Years Ended
	March 25,	March 26,
	2017	2016
Total Revenue	$144,048	$136,292
Net Income	4,525	5,323
Basic Earnings Per Share	0.65	0.77
Diluted Earnings Per Share	0.64	0.75

NOTE 10 – QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2017 and 2016:

				Basic	Diluted
	Total	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	Per Share (a)	Per Share (a)
FY 2017:
Fourth Quarter	$38,453	$9,782	$1,429	$0.20	$0.20
Third Quarter	37,813	8,915	1,271	0.18	0.18
Second Quarter	34,485	8,027	916	0.13	0.13
First Quarter	33,147	8,246	906	0.13	0.13

FY 2016:
Fourth Quarter	$32,860	$8,542	$1,577	$0.22	$0.22
Third Quarter	30,160	6,778	1,068	0.15	0.15
Second Quarter	29,476	6,737	878	0.13	0.12
First Quarter	29,670	7,062	601	0.09	0.08

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and non-vested restricted stock units, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended, (“Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 25, 2017.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2017 Annual Meeting of Shareholders under the headings “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers and Senior Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2017 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2017 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2017 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2017 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2017 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 25, 2017:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	242 (1)	$7.48 (2)	1,310
Equity compensation plans not approved by security holders	-	-	-
Total	242	$7.48	1,310

(1)	Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.
(2)	Does not include restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2017 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2017 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2017 Annual Meeting of Shareholders under the heading “Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2017 fiscal year end.

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

TRANSCAT, INC.

Date: June 19, 2017		/s/ Lee D. Rudow
	By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 19, 2017	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 19, 2017	/s/ Michael J Tschiderer	Vice President of Finance and
	Michael J. Tschiderer	Chief Financial Officer
(Principal Financial Officer)

June 19, 2017	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

June 19, 2017	/s/ Charles P. Hadeed	Chairman of the Board of Directors
Charles P. Hadeed

June 19, 2017	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 19, 2017	/s/ Gary J. Haseley	Director
Gary J. Haseley

June 19, 2017	/s/ Paul D. Moore	Director
Paul D. Moore

June 19, 2017	/s/ Angela J. Panzarella	Director
Angela J. Panzarella

June 19, 2017	/s/ Alan H. Resnick	Director
Alan H. Resnick

June 19, 2017	/s/ Carl E. Sassano	Director
Carl E. Sassano

June 19, 2017	/s/ John T. Smith	Director
John T. Smith

INDEX TO EXHIBITS

(3)		Articles of Incorporation and Bylaws

		3.1(a)	The Articles of Incorporation, as amended (the “Articles”), are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

		3.1(b)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

		3.1(c)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

		3.1(d)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015.

		3.2	Code of Regulations, as amended through May 5, 2014, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2014.

(10)		Material contracts

	#	10.1

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

	#	10.9

Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated herein by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

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

		10.15

Credit Facility Agreement Amendment 3 dated as of March 31, 2016 by and among Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

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

		10.22

Asset Purchase Agreement dated as of April 1, 2016 by and among Transcat, Inc., Excalibur Engineering, Inc., Christopher LaPlante Family Trust dated 12/23/97 and Christopher M. LaPlante is incorporated herein by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

(11)		Statement recomputation of per share earnings

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