Form 10-Q
period 2017-06-24
TRANSCAT INC
filed 2017-08-04
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 24, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [✓]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [✓]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 2, 2017 was 7,129,632.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 24,	June 25,
	2017	2016
Service Revenue	$18,482	$17,175
Distribution Sales	17,797	15,972
Total Revenue	36,279	33,147

Cost of Service Revenue	13,846	12,446
Cost of Distribution Sales	13,742	12,455
Total Cost of Revenue	27,588	24,901

Gross Profit	8,691	8,246

Selling, Marketing and Warehouse Expenses	4,092	4,248
General and Administrative Expenses	3,188	2,560
Total Operating Expenses	7,280	6,808

Operating Income	1,411	1,438

Interest and Other Expense, net	272	168

Income Before Income Taxes	1,139	1,270
Provision for Income Taxes	283	364

Net Income	$856	$906

Basic Earnings Per Share	$0.12	$0.13
Average Shares Outstanding	7,079	6,954

Diluted Earnings Per Share	$0.12	$0.13
Average Shares Outstanding	7,200	7,161

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 24,	June 25,
	2017	2016
Net Income	$856	$906

Other Comprehensive Income (Loss):
Currency Translation Adjustment	41	80
Other, net of tax effects of $(5) and $1 for the first quarters ended June 24, 2017 and June 25, 2016, respectively	8	(1)
Total Other Comprehensive Income	49	79

Comprehensive Income	$905	$985

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	June 24,	March 25,
	2017	2017
ASSETS
Current Assets:
Cash	$601	$842
Accounts Receivable, less allowance for doubtful accounts of $202 and $210 as of June 24, 2017 and March 25, 2017, respectively	20,411	22,049
Other Receivables	1,424	1,227
Inventory, net	11,786	10,278
Prepaid Expenses and Other Current Assets	1,281	1,193
Total Current Assets	35,503	35,589
Property and Equipment, net	16,625	15,568
Goodwill	32,570	32,520
Intangible Assets, net	6,973	7,519
Other Assets	1,031	901
Total Assets	$92,702	$92,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$8,286	$11,615
Accrued Compensation and Other Liabilities	3,535	5,907
Income Taxes Payable	872	805
Current Portion of Long-Term Debt	1,429	1,429
Total Current Liabilities	14,122	19,756
Long-Term Debt	30,532	25,883
Deferred Tax Liabilities	1,137	1,134
Other Liabilities	1,930	1,923
Total Liabilities	47,721	48,696

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,121,748 and 7,043,754 shares issued and outstanding as of June 24, 2017 and March 25, 2017, respectively	3,561	3,522
Capital in Excess of Par Value	13,757	12,996
Accumulated Other Comprehensive Loss	(365)	(414)
Retained Earnings	28,028	27,297
Total Shareholders' Equity	44,981	43,401
Total Liabilities and Shareholders' Equity	$92,702	$92,097

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 24,	June 25,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$856	$906
Adjustments to Reconcile Net Income to Net Cash
Used in Operating Activities:
Net Loss on Disposal of Property and Equipment	1	4
Deferred Income Taxes	3	110
Depreciation and Amortization	1,487	1,549
Provision for Accounts Receivable and Inventory Reserves	21	49
Stock-Based Compensation Expense	499	149
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,486	730
Inventory	(1,373)	(815)
Prepaid Expenses and Other Assets	(246)	(505)
Accounts Payable	(3,329)	(1,186)
Accrued Compensation and Other Liabilities	(2,359)	(1,131)
Income Taxes Payable	72	-
Net Cash Used in Operating Activities	(2,882)	(140)

Cash Flows from Investing Activities:
Purchases of Property and Equipment, net	(2,128)	(967)
Business Acquisitions	-	(6,923)
Net Cash Used in Investing Activities	(2,128)	(7,890)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	5,007	(1,489)
Proceeds from Term Loan	-	10,000
Repayment of Term Loan	(357)	(238)
Issuance of Common Stock	610	175
Repurchase of Common Stock	(344)	(98)
Stock Option Redemption	(90)	-
Net Cash Provided by Financing Activities	4,826	8,350

Effect of Exchange Rate Changes on Cash	(57)	(180)

Net (Decrease) Increase in Cash	(241)	140
Cash at Beginning of Period	842	641
Cash at End of Period	$601	$781

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$230	$192
Income Taxes, net	$221	$396
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Holdback Amounts Related to Business Acquisitions	$-	$735

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 25, 2017	7,044	$3,522	$12,996	$(414)	$27,297	$43,401
Issuance of Common Stock	80	40	570	-	-	610
Repurchase of Common Stock	(27)	(14)	(205)	-	(125)	(344)
Stock-Based Compensation	25	13	486	-	-	499
Redemption of Options	-	-	(90)	-	-	(90)
Other Comprehensive Income	-	-	-	49	-	49
Net Income	-	-	-	-	856	856

Balance as of June 24, 2017	7,122	$3,561	$13,757	$(365)	$28,028	$44,981

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

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 25, 2017 (“fiscal year 2017”) contained in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

Revenue Recognition: Distribution sales are recorded when an order’s title and risk of loss transfers to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals. The Company generally invoices its customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data. In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 to provide specific guidance on how entities should recognize revenue derived from contracts with customers. Transcat is required to adopt ASU 2014-09 in its fiscal year 2019, which begins April 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At June 24, 2017 and March 25, 2017, investment assets totaled $0.7 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. In 2016, FASB issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions to employees. The Company elected to early adopt this ASU in the fourth quarter of fiscal year 2017. Upon adoption, excess tax benefits for share based award activity are reflected in the statement of income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of the fiscal year ending March 31, 2018 (“fiscal year 2018”) and fiscal year 2017, the Company recorded non-cash stock-based compensation expense of $0.5 million and $0.1 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in each of the first quarters of fiscal years 2018 and 2017. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of the fiscal years 2018 and 2017, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 24, 2017, the Company had a foreign exchange contract, which matured in July 2017, outstanding in the notional amount of $5.6 million. The foreign exchange contract was renewed in July 2017 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of each of the fiscal years 2018 and 2017, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 24,	June 25,
	2017	2016
Average Shares Outstanding – Basic	7,079	6,954
Effect of Dilutive Common Stock Equivalents	121	207
Average Shares Outstanding – Diluted	7,200	7,161
Anti-dilutive Common Stock Equivalents	-	-

Recently Issued Accounting Pronouncements: In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting, Compensation—Stock Compensation (Topic 718). This ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change to the terms or conditions of a share-based payment award. This ASU is effective for annual reporting periods beginning after December 15, 2017 and should be applied prospectively. Early adoption of this ASU is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

NOTE 2 – LONG-TERM DEBT

Description: The Company, through its credit agreement, as amended (the “Credit Agreement”), which matures September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”) and a term loan. The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.0 multiple of earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of June 24, 2017, $30.0 million was available under the Revolving Credit Facility, of which $23.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

Under Amendment 3 to the Credit Agreement (“Amendment 3”) borrowings that may be used for business acquisitions are limited to $15.0 million in fiscal years 2018 and 2019. During the first quarter of fiscal year 2018, no borrowings were used for business acquisitions.

Amendment 3 also provided the Company with a $10.0 million term loan. As of June 24, 2017, $8.3 million was outstanding on the term loan, of which $1.4 million was included in current liabilities on the Consolidated Balance Sheet with the remainder included in long-term debt. The term loan requires principal repayments of $0.1 million per month plus interest. Total annual repayment amounts of $1.4 million are required in fiscal years 2018 through 2021 with a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

Interest and Other Costs: Interest on the Revolving Credit Facility accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of June 24, 2017 was 1.2%. The Company’s interest rate for the first quarter of fiscal year 2018 ranged from 3.0% to 3.3%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first quarter of fiscal year 2018.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options. At June 24, 2017, the number of shares available for future grant under the 2003 Plan totaled 1.1 million.

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

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 28, 2015 and as a result, issued 25 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2018. The following table summarizes the non-vested performance-based restricted stock units outstanding as of June 24, 2017:

			Grant
		Total	Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Grante	Period	Outstanding	Per Unit	June 24, 2017
April 2015	April 2015 - March 2018	63	$9.59	50% of target level
April 2016	April 2016 - March 2019	84	$10.13	100% of target level
April 2017	April 2017 – March 2020	77	$12.90	100% of target level
June 2017	July 2017 – June 2020	3	$12.00	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.2 million and $0.1 million in the first quarter of fiscal years 2018 and 2017, respectively. As of June 24, 2017, unearned compensation, to be recognized over the grants’ respective service periods, totaled $1.5 million.

Stock Options: Options generally vest over a period of up to four years, using either a graded schedule or on a straight-line basis, and expire up to ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first quarter ended June 24, 2017:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 25, 2017	241	$7.48
Granted	165	12.00
Exercised	(75)	7.34
Redeemed	(20)	7.72
Outstanding as of June 24, 2017	311	$9.89	5	$689
Exercisable as of June 24, 2017	251	$10.44	4	$417

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2018 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 24, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was $0.3 and $0.1 million during the first quarter of fiscal years 2018 and 2017, respectively. Total unrecognized compensation cost related to non-vested stock options as of June 24, 2017 was less than $0.1 million, which is expected to be recognized over a weighted average period of one year. The aggregate intrinsic value of stock options exercised in the first quarter of fiscal year 2018 was $0.4 million. Cash received from the exercise of options in the first quarter of fiscal year 2018 was $0.6 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the first quarter of fiscal years 2018 and 2017:

	First Quarter Ended
	June 24,	June 25,
	2017	2016
Revenue:
Service Revenue	$18,482	$17,175
Distribution Sales	17,797	15,972
Total	36,279	33,147

Gross Profit:
Service	4,636	4,729
Distribution	4,055	3,517
Total	8,691	8,246

Operating Expenses:
Service (1)	3,751	3,685
Distribution (1)	3,529	3,123
Total	7,280	6,808

Operating Income:
Service (1)	885	1,044
Distribution (1)	526	394
Total	1,411	1,438

Unallocated Amounts:
Interest and Other Expense, net	272	168
Provision for Income Taxes	283	364
Total	555	532

Net Income	$856	$906

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

During fiscal year 2017, Transcat acquired substantially all of the assets of Excalibur Engineering, Inc. (“Excalibur”), a California-based provider of calibration services, new and used test equipment sales, and equipment rentals.

This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. In addition, Excalibur provided an established equipment rental and used equipment business, which are complimentary offerings to the Company’s traditional Distribution segment sales.

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments in Note 1 above, and typically utilizes independent third-party valuation specialists to determine the fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Intangible assets related to the Excalibur acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes.

The total purchase price paid for the assets of Excalibur was approximately $7.6 million, net of less than $0.1 million cash acquired. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired during the period presented:

		FY 2017
Goodwill		$3,455
Intangible Assets – Customer Base		1,990
Intangible Assets – Covenants Not to Compete		100
Deferred Tax Liability		-
		5,545
Plus:	Current Assets	973
	Non-Current Assets	1,652
Less:	Current Liabilities	(606)
	Non-Current Liabilities	-
Total Purchase Price		$7,564

Certain of the Company’s acquisition agreements have included provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of June 24, 2017 and March 25, 2017, no contingent consideration or other holdback amounts were unpaid and included on the Consolidated Balance Sheets.

The results of the acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Excalibur had occurred at the beginning of fiscal year 2017. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

(Unaudited)
First Quarter
Ended
June 25, 2016
Total Revenue	$33,300
Net Income	906
Basic Earnings Per Share	0.13
Diluted Earnings Per Share	0.13

During each of the first quarters of fiscal years 2018 and 2017, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” “intend” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, volatility in the oil and gas industry, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 25, 2017. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 25, 2017.

RESULTS OF OPERATIONS

Our first quarter of fiscal year 2018 started off strong with 9.4% consolidated revenue growth driven by both of our operating segments. Our Service segment revenue improved 7.6% and our Distribution segment sales increased 11.4% compared with the prior fiscal year first quarter. First quarter revenue growth was purely organic as we gained market share and saw some upside from economic improvements in U.S. industrial markets.

First quarter gross profit improved 5.4% or $0.4 million as a result of increased volume. Gross margin was down 90 basis points from the same period in the prior year as short-term Service segment technical labor constraints impacted productivity and the mix of services sold.

Operating expenses increased $0.5 million when compared to the prior year first quarter, driven by increased general and administrative expenses, which reflected investments to advance the Company’s operating infrastructure and operational excellence initiatives as well as $0.3 million in one-off non-cash stock-based compensation expense within the quarter. As a percentage of total revenue, operating expenses were 20.1%, down from 20.6% in the first quarter of fiscal year 2017.

Net income for the quarter was $0.9 million, comparable to the first quarter of fiscal year 2017.

The following table presents, for the first quarter of fiscal years 2018 and 2017, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 24,	June 25,
	2017	2016
As a Percentage of Total Revenue:
Service Revenue	50.9%	51.8%
Distribution Sales	49.1%	48.2%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	25.1%	27.5%
Distribution Gross Profit	22.8%	22.0%
Total Gross Profit	24.0%	24.9%

Selling, Marketing and Warehouse Expenses	11.3%	12.9%
General and Administrative Expenses	8.8%	7.7%
Total Operating Expenses	20.1%	20.6%

Operating Income	3.9%	4.3%

Interest and Other Expense, net	0.8%	0.5%

Income Before Income Taxes	3.1%	3.8%
Provision for Income Taxes	0.7%	1.1%

Net Income	2.4%	2.7%

FIRST QUARTER ENDED JUNE 24, 2017 COMPARED TO FIRST QUARTER ENDED JUNE 25, 2016 (dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 24,	June 25,
	2017	2016	$	%
Revenue:
Service	$18,482	$17,175	$1,307	7.6%
Distribution	17,797	15,972	1,825	11.4%
Total	$36,279	$33,147	$3,132	9.4%

Total revenue increased $3.1 million, or 9.4%, in our fiscal year 2018 first quarter compared to the prior year first quarter. This year-over-year growth was purely organic.

Service revenue, which accounted for 50.9% and 51.8% of our total revenue in the first quarter of fiscal years 2018 and 2017, respectively, increased 7.6% from the first quarter of fiscal year 2017 to the first quarter of fiscal year 2018. This year-over-year increase was experienced across various industries and resulted from a combination of customer retention and the addition of new customers.

Our fiscal years 2018 and 2017 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2018	FY 2017
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	7.6%	11.2%	25.4%	19.4%	26.9%

Fiscal year 2017 quarterly growth comparisons include organic and acquisition related growth while the first quarter of fiscal year 2018 included no acquisition related growth.

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2018 and 2017 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2018	FY 2017
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$72,410	$71,103	$69,132	$65,599	$62,842
Service Revenue Growth	15.2%	20.1%	23.2%	19.7%	18.1%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2018 and 2017:

	FY 2018	FY 2017
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.5%	85.1%	84.3%	83.6%	84.3%
Outsourced	14.7%	13.0%	13.9%	14.6%	13.8%
Freight Billed to Customers	1.8%	1.9%	1.8%	1.8%	1.9%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 49.1% of our total revenue in the first quarter of fiscal year 2018 and 48.2% of our total revenue in the first quarter of fiscal year 2017. During the first quarter of fiscal year 2018, Distribution segment sales growth was driven by increased demand from the Company’s end-user customer base, particularly within the industrial sector. Diversification efforts along with the growth of our equipment rental business and incremental sales from our business acquisitions, especially Excalibur, have helped to bolster this segment after a downturn still evidenced in the beginning of fiscal year 2017, which was driven by challenging macro environment factors, including volatility in oil and gas and the downturn in related markets. Our fiscal years 2018 and 2017 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2018	FY 2017
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	11.4%	23.7%	25.4%	14.7%	(1.0%)

Fiscal year 2017 quarterly growth comparisons include organic and acquisition related growth while the first quarter of fiscal year 2018 included no acquisition related growth.

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the first quarter of fiscal year 2018 were $3.5 million, consistent with the first quarter of fiscal year 2017. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2018 and 2017:

	FY 2018	FY 2017
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,513	$3,662	$3,989	$3,530	$3,469
% of Pending Product
Shipments that were Backorders	69.6%	73.5%	66.1%	74.9%	69.8%

Gross Profit:

	First Quarter Ended		Change
	June 24,	June 25,
	2017	2016	$	%
Gross Profit:
Service	$4,636	$4,729	$(93)	(2.0%)
Distribution	4,055	3,517	538	15.3%
Total	$8,691	$8,246	$445	5.4%

The year-over-year improvement in total gross profit was driven by increased volume in our Distribution segment. Total gross margin was 24.0% in the first quarter of fiscal year 2018, down from 24.9% in the first quarter of fiscal year 2017. This year-over-year decline was primarily due to the mix of services sold and expenses incurred within the period to address short-term Service segment labor constraints.

Service gross profit in the first quarter of fiscal year 2018 decreased $0.1 million, or 2.0%, from the first quarter of fiscal year 2017. While the Service segment saw strong revenue growth in the first quarter of fiscal year 2018, a ramp-up in technical labor resources to meet ongoing revenue growth resulted in increased costs and reduced productivity during the quarter. We expect this impact to productivity to be temporary and expect the ramp-up of resources to lay the ground work for improved productivity in the second-half of our fiscal year 2018. The mix of services sold during the first quarter also impacted Service segment gross margin, as labor constraints resulted in increased outsourcing, which generally yields lower profit margins.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2018	FY 2017
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	25.1%	30.0%	24.7%	24.4%	27.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2018	FY 2017
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	22.8%	20.7%	22.6%	22.2%	22.0%

Distribution segment gross margin improved 80 basis points in the first quarter of fiscal year 2018 compared to the first quarter of fiscal year 2017. Improvements in gross margin were driven by increased sales in our higher-margin equipment rental business (including that of Excalibur), the used equipment business acquired from Excalibur, increased vendor rebates and an improved customer mix, which for us means a higher percentage of total sales to end user customers and reduction in sales to wholesale or intermediary reseller type customers.

Operating Expenses:

	First Quarter Ended		Change
	June 24,	June 25,
	2017	2016	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,092	$4,248	$(156)	(3.7%)
General and Administrative	3,188	2,560	628	24.5%
Total	$7,280	$6,808	$472	6.9%

The year-over-year increase in operating expenses was primarily due to incremental general and administrative expenses related to the Company’s operating infrastructure improvements and operational excellence initiatives as well as $0.3 million in a one-off non-cash stock-based compensation expense incurred within the quarter.

As a percentage of total revenue, operating expenses were 20.1% in the first quarter of fiscal year 2018 and 20.6% in the first quarter of fiscal year 2017.

Income Taxes:

	First Quarter Ended		Change
	June 24,	June 25,
	2017	2016	$	%
Provision for Income Taxes	$283	$364	$(81)	(22.3%)

Our effective tax rates for the first quarter of fiscal years 2018 and 2017 were 24.8% and 28.7%, respectively. The year-over-year decrease largely reflects the tax benefit from stock-based compensation awards. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2018 effective tax rate to be approximately 34.0% to 36.0%.

Net Income:

	First Quarter Ended		Change
	June 24,	June 25,
	2017	2016	$	%
Net Income	$856	$906	$(50)	(5.5%)

Net income for the first quarter of fiscal year 2018 was down 5.5% from the first quarter of fiscal year 2017 as increased interest and other expense more than offset a lower provision for income taxes.

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

	First Quarter Ended
	June 24,	June 25,
	2017	2016
Net Income	$856	$906
+ Interest Expense	236	137
+ Other Expense / (Income)	36	31
+ Tax Provision	283	364
Operating Income	$1,411	$1,438
+ Depreciation & Amortization	1,487	1,549
+ Other (Expense) / Income	(36)	(31)
+ Noncash Stock Compensation	499	149
Adjusted EBITDA	$3,361	$3,105

As a percentage of revenue, Adjusted EBITDA was 9.3% for the first quarter of fiscal year 2018 and 9.4% for the first quarter of fiscal year 2017. The difference between the fiscal year 2018 first quarter increase in Adjusted EBITDA and decrease in net income is primarily driven by increased non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended, (the “Credit Agreement”) which matures on September 20, 2018, we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.00 multiple of earnings before interest, income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of June 24, 2017, $30.0 million was available under the Revolving Credit Facility, of which $6.4 million was unused and available to be borrowed. As of June 24, 2017, our total debt outstanding under the Credit Agreement was $32.0 million, including $8.3 million outstanding under our term loan.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first quarter of fiscal year 2018.

On March 31, 2016, we entered into Amendment 3 to the Credit Agreement. Amendment 3 set the limit of borrowings that may be used for business acquisitions at $15.0 million for fiscal years 2018 and 2019. Amendment 3 also provided us with a $10.0 million term loan. The term loan requires principal repayments of $0.1 million per month plus interest in fiscal years 2017 through 2021 and a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 24,	June 25,
	2017	2016
Cash (Used in) Provided by:
Operating Activities	$(2,882)	$(140)
Investing Activities	$(2,128)	$(7,890)
Financing Activities	$4,826	$8,350

Operating Activities: Net cash used in operations was $2.9 million during the first quarter of fiscal year 2018 compared to $0.1 million of net cash used in operating activities during the first quarter of fiscal year 2017. The year-over-year increase in cash used in operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●	Receivables: Accounts receivable decreased by a net amount of $1.6 million during the first quarter of fiscal year 2018. During the first quarter of fiscal year 2017, accounts receivable increased by $0.1 million, inclusive of $0.9 million of accounts receivable acquired as part of the assets acquired during a business acquisition completed within the period. Excluding acquired accounts receivable, the change would be a decrease of $0.8 million. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 24, 2017 and June 25, 2016:

	June 24,	June 25,
	2017	2016
Net Sales, for the last two fiscal months	$25,033	$24,009
Accounts Receivable, net	$20,411	$17,221
Days Sales Outstanding	49	43

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.5 million during the first quarter of fiscal year 2018. Inventory increased $1.1 million during the first quarter of fiscal year 2017, inclusive of $0.1 million in inventory acquired as part of the Excalibur acquisition. The year-over-year change represents timing of strategic purchases in fiscal year 2018 and the addition of Excalibur’s used equipment business.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service revenues and capital expenditures. Accounts payable decreased $3.3 million during the first quarter of fiscal year 2018. Accounts payable decreased $0.8 million during the first quarter of fiscal year 2017, inclusive of the addition of $0.4 million in accounts payable acquired as part of a business acquisition completed during the period.

●

Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first quarter of fiscal year 2018, we used $1.6 million in cash to pay non-equity performance-based compensation compared with $0.9 million in the first quarter of fiscal year 2017.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2018, income taxes payable increased by $0.1 million whereas in the first quarter of fiscal year 2017, income taxes payable were unchanged. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first quarter of fiscal year 2018, we invested $2.1 million in capital expenditures, including $1.0 million spent for expanded Service segment capabilities, specifically for our mobile calibration truck fleet and radio-frequency asset capabilities, and $0.4 million spent for rental assets. During the first quarter of fiscal year 2017, we invested $1.0 million in capital expenditures, primarily for expanded Service segment capabilities and rental assets. During the first quarter of fiscal 2018, we had no business acquisitions. During the first quarter of fiscal year 2017, we used $6.9 million for a business acquisition.

Financing Activities: During the first quarter of fiscal year 2018, we received $5.0 million in net proceeds from our Revolving Credit Facility and $0.6 million in cash was generated from the issuance of common stock. In addition, we used $0.4 million in cash for repayment of our term loan and $0.3 million to repurchase shares of our common stock. During the first quarter of fiscal year 2017, we received $9.8 million in net proceeds from a term loan and used approximately $1.5 million in cash for repayment of our Revolving Credit Facility. Commencing in fiscal year 2018, we have revised our non-employee director performance-based compensation program such that any compensation earned under that program will be paid in Company stock, rather than in cash. The achievement criteria and the payment parameters (target payment of $20,000 per non-employee director with a maximum payment of $30,000), have not changed.

OUTLOOK

We continue to be encouraged with the prospects of both segments and the progress we have made as we advance our strategy. Our strong Service revenue growth and the addition of new capabilities necessitated the need to ramp-up our number of lab technicians. We fully expect to see expansion in our segment margins as sales begin to flow through our new and existing calibration capabilities, and as the number, and productivity, of newly-hired technicians increases. We also expect our current investments in operational excellence initiatives to positively impact our margin profile in the long-term. Overall, we are winning more Service business and have a significant pipeline to continue to fuel our growth. Our goal is to achieve mid to high single-digit growth in our Service segment revenues.

With measured optimism, economic indicators suggest continued strength in our Distribution segment, and we are expecting our technology-based investments as well as rental and used equipment business to contribute to this segment’s overall performance.

Transcat expects its income tax rate to range between 34% and 36% for full year fiscal 2018.

Having spent $2.1 million in the first quarter, we still expect capital expenditures for the full fiscal year 2018 to be in the $6.0 million to $6.5 million range and to be used primarily for IT infrastructure investments to drive operational excellence, specific customer-opportunity driven Service capabilities and additional assets for our growing rental business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.3 million assuming our average borrowing levels remained constant. As of June 24, 2017, $30.0 million was available under our Revolving Credit Facility, of which $23.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $10.0 million (original principal) term loan. The term loan is considered a LIBOR loan. As of June 24, 2017, $8.3 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheet. The term loan requires principal repayments of $0.1 million per month plus interest.

At our option, we borrow from our Revolving Credit Facility and term loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of June 24, 2017, the one-month LIBOR was 1.2%. Our interest rate for fiscal year 2017 ranged from 3.0% to 3.3%. On June 24, 2017, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarters of fiscal years 2018 and 2017 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of the fiscal years 2018 and 2017, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 24, 2017, we had a foreign exchange contract, which matured in July 2017, outstanding in the notional amount of $5.6 million. The foreign exchange contract was renewed in July 2017 and continues to be in place. We do not use hedging arrangements for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first fiscal quarter) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total	Weighted	Shares Purchased as	Approximate Dollar Value)
	Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)
3/25/2017-4/22/2017	21,547 (2)	$12.70 (2)	-	-

4/23/2017-5/20/2017	5,689 (3)	$12.35 (3)	-	-

5/21/2017-6/24/2017	-	-	-	-

Total	27,236	$ 12.63	-	-

(1)	We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2017.
(2)	Shares repurchased from a former employee of the Company in accordance with the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, and in connection with the exercise of options in which the exercise price was paid through the tender of common stock that the employee otherwise owned.
(3)	Shares withheld pursuant to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, to cover tax-withholding obligations upon vesting of restricted stock unit awards that vested in the first quarter of fiscal year 2018.

ITEM 6. EXHIBITS

See Index to Exhibits, located immediately following the signature page to this Form 10-Q, for the exhibits that are filed herewith or incorporated by reference. The Index to Exhibits is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date:	August 4, 2017	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 4, 2017	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

10.1* #	Form of Award Notice of Non-Qualified Stock Option (five-year expiration) granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated

10.2*#	Form of Award Notice of Long-Term Compensation Award granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit filed with this report.
#	Management contract or compensatory plan or arrangement.