Form 10-Q
period 2017-09-23
TRANSCAT INC
filed 2017-11-03
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
[✓] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 23, 2017

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to__________

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
Yes [  ]    No [✓]

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 1, 2017 was 7,141,894.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Service Revenue	$18,239	$16,947	$36,721	$34,122
Distribution Sales	17,688	17,538	35,485	33,510
Total Revenue	35,927	34,485	72,206	67,632

Cost of Service Revenue	13,919	12,807	27,765	25,253
Cost of Distribution Sales	13,854	13,651	27,596	26,106
Total Cost of Revenue	27,773	26,458	55,361	51,359

Gross Profit	8,154	8,027	16,845	16,273

Selling, Marketing and Warehouse Expenses	4,005	4,205	8,097	8,453
General and Administrative Expenses	2,691	2,244	5,879	4,804
Total Operating Expenses	6,696	6,449	13,976	13,257

Operating Income	1,458	1,578	2,869	3,016

Interest and Other Expense, net	271	191	543	359

Income Before Income Taxes	1,187	1,387	2,326	2,657
Provision for Income Taxes	406	470	689	834

Net Income	$781	$917	$1,637	$1,823

Basic Earnings Per Share	$0.11	$0.13	$0.23	$0.26
Average Shares Outstanding	7,131	6,994	7,102	6,972

Diluted Earnings Per Share	$0.11	$0.13	$0.23	$0.25
Average Shares Outstanding	7,286	7,201	7,242	7,173

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Net Income	$781	$917	$1,637	$1,823

Other Comprehensive Income (Loss):
Currency Translation Adjustment	336	(54)	377	26
Other, net of tax effects of $(11) and $(14) for the second quarters ended September 23, 2017 and September 24, 2016, respectively; and $(16) and $(14) for the six months ended September 23, 2017 and September 24, 2016, respectively.	17	22	25	23
Total Other Comprehensive (Loss) Income	353	(32)	402	49

Comprehensive Income	$1,134	$885	$2,039	$1,872

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	September 23,	March 25,
	2017	2017
ASSETS
Current Assets:
Cash	$625	$842
Accounts Receivable, less allowance for doubtful accounts of $276 and $210 as of September 23, 2017 and March 25, 2017, respectively	21,144	22,049
Other Receivables	1,576	1,227
Inventory, net	11,536	10,278
Prepaid Expenses and Other Current Assets	1,171	1,193
Total Current Assets	36,052	35,589
Property and Equipment, net	17,419	15,568
Goodwill	33,019	32,520
Intangible Assets, net	6,542	7,519
Other Assets	1,039	901
Total Assets	$94,071	$92,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$9,868	$11,615
Accrued Compensation and Other Liabilities	4,414	5,907
Income Taxes Payable	365	805
Current Portion of Long-Term Debt	1,429	1,429
Total Current Liabilities	16,076	19,756
Long-Term Debt	28,278	25,883
Deferred Tax Liabilities	1,175	1,134
Other Liabilities	1,944	1,923
Total Liabilities	47,473	48,696

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,139,988 and 7,043,754 shares issued and outstanding as of September 23, 2017 and March 25, 2017, respectively	3,570	3,522
Capital in Excess of Par Value	14,231	12,996
Accumulated Other Comprehensive Loss	(12)	(414)
Retained Earnings	28,809	27,297
Total Shareholders' Equity	46,598	43,401
Total Liabilities and Shareholders' Equity	$94,071	$92,097

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 23,	September 24,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$1,637	$1,823
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	31	15
Deferred Income Taxes	41	(120)
Depreciation and Amortization	2,984	3,105
Provision for Accounts Receivable and Inventory Reserves	203	143
Stock-Based Compensation Expense	831	326
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	760	(711)
Inventory	(1,020)	(735)
Prepaid Expenses and Other Assets	(145)	(288)
Accounts Payable	(1,747)	1,904
Accrued Compensation and Other Liabilities	(1,458)	(757)
Income Taxes Payable	(456)	314
Net Cash Provided by Operating Activities	1,661	5,019

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,942)	(2,496)
Business Acquisitions	-	(6,977)
Net Cash Used in Investing Activities	(3,942)	(9,473)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	3,110	(4,687)
Proceeds from Term Loan	-	10,000
Repayment of Term Loan	(714)	(595)
Payment of Contingent Consideration and Holdbacks Related to Business Acquisitions	-	(339)
Issuance of Common Stock	761	312
Repurchase of Common Stock	(344)	(98)
Stock Option Redemption	(90)	(113)
Net Cash Provided by Financing Activities	2,723	4,480

Effect of Exchange Rate Changes on Cash	(659)	(69)

Net Decrease in Cash	(217)	(43)
Cash at Beginning of Period	842	641
Cash at End of Period	$625	$598

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$510	$289
Income Taxes, net	$1,125	$614
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Holdback Amounts Related to Business Acquisitions	-	$735

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 25, 2017	7,044	$3,522	$12,996	$(414)	$27,297	$43,401
Issuance of Common Stock	98	49	712	-	-	761
Repurchase of Common Stock	(27)	(14)	(205)	-	(125)	(344)
Stock-Based Compensation	25	13	818	-	-	831
Redemption of Stock Options	-	-	(90)	-	-	(90)
Other Comprehensive Income	-	-	-	402	-	402
Net Income	-	-	-	-	1,637	1,637

Balance as of September 23, 2017	7,140	$3,570	$14,231	$(12)	$28,809	$46,598

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

Revenue Recognition: Distribution sales are recorded when an order’s title and risk of loss transfers to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals. The Company generally invoices its customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data. In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 to provide specific guidance on how entities should recognize revenue derived from contracts with customers. Transcat is required to adopt ASU 2014-09 in its fiscal year 2019, which begins April 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on the Consolidated Financial Statements.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At September 23, 2017 and March 25, 2017, investment assets totaled $0.7 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. In 2016, FASB issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions to employees. The Company elected to early adopt this ASU in the fourth quarter of fiscal year 2017. Upon adoption, excess tax benefits for share based award activity are reflected in the statement of income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of the fiscal year ending March 31, 2018 (“fiscal year 2018”) and fiscal year 2017, the Company recorded non-cash stock-based compensation expense of $0.8 million and $0.3 million, respectively, in the Consolidated Statements of Income.

Foreign Currency Translation and Transactions: The accounts of Transcat Canada Inc., a wholly-owned subsidiary of the Company, are maintained in the local currency (Canadian dollars) and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive loss component of shareholders’ equity.

Transcat records foreign currency gains and losses on its Canadian business transactions. The net foreign currency loss was less than $0.1 million during the first six months of each of fiscal years 2018 and 2017. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first six months of fiscal year 2018 and a gain of $0.1 million during the first six months of fiscal year 2017, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 23, 2017, the Company had a foreign exchange contract, which matured in October 2017, outstanding in the notional amount of $5.7 million. The foreign exchange contract was renewed in October 2017 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the second quarters of fiscal years 2018 and 2017, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. For the first six months of fiscal year 2018, the net additional common stock had no effect on the calculation of dilutive earnings per share. For the first six months of fiscal year 2017, the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2017	2016	2017	2016
Average Shares Outstanding – Basic	7,131	6,994	7,102	6,972
Effect of Dilutive Common Stock Equivalents	155	207	140	201
Average Shares Outstanding – Diluted	7,286	7,201	7,242	7,173
Anti-dilutive Common Stock Equivalents	-	-	-	-

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

NOTE 2 – LONG-TERM DEBT

Description: Transcat, through its credit agreement, as amended (the “Credit Agreement”), which was to mature on September 20, 2018, has a revolving credit facility that allows for maximum borrowings of $30.0 million (the “Revolving Credit Facility”) and a term loan. The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.0 multiple of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of September 23, 2017, $30.0 million was available under the Revolving Credit Facility, of which $21.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

On March 31, 2016, the Company entered into Amendment 3 (“Amendment 3”) to the Credit Agreement. Under Amendment 3, borrowings that may be used for business acquisitions were limited to $15.0 million in fiscal years 2018 and 2019. During the first six months of fiscal year 2018, no borrowings were used for business acquisitions.

Amendment 3 also provided the Company with a $10.0 million term loan. As of September 23, 2017, $8.0 million was outstanding on the term loan, of which $1.4 million was included in current liabilities on the Consolidated Balance Sheet with the remainder included in long-term debt. The term loan required principal repayments of $0.1 million per month plus interest. Total annual repayment amounts of $1.4 million are required in fiscal years 2017 through 2021 with a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Agreement”). The 2017 Agreement extended the term of the Company’s $30.0 million Revolving Credit Facility to October 29, 2021. The 2017 Agreement also increased the amount of the Company’s outstanding term loan (the “2017 Term Loan”) to $15.0 million, replacing the previous term loan that had $8.0 million outstanding as of September 23, 2017. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the 2017 Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. The allowable leverage ratio under the 2017 Agreement remains at a maximum multiple of 3.0. The excess funds of the 2017 Term Loan over the previous term loan were used to repay amounts outstanding under the Revolving Credit Facility.

Interest and Other Costs: Interest on outstanding borrowings of the Revolving Credit Facility and term loan accrue, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of September 23, 2017 was 1.2%. The Company’s interest rate for the first six months of fiscal year 2018 ranged from 3.2% to 3.3%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the second quarter of fiscal year 2018.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 23, 2017, 1.1 million shares were available for future grant under the 2003 Plan.

Restricted Stock Units: The Company generally grants performance-based restricted stock units as a primary component of executive compensation. The units generally vest following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. The restricted stock units granted in June 2017 were time vested. Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions. The expense relating to the time vested restricted stock units is recognized on a straight-line basis over the requisite service period for the entire award.

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 28, 2015 and as a result, issued 25 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2018. The following table summarizes the non-vested performance-based restricted stock units outstanding as of September 23, 2017:

Date Granted	Measurement Period	Total Number of Units Granted	Grant Date Fair Value Per Unit	Estimated Level of Achievement at September 23, 2017
April 2015	April 2015 - March 2018	63	$9.59	50% of target level
April 2016	April 2016 - March 2019	84	$10.13	115% of target level
April 2017	April 2017 – March 2020	77	$12.90	100% of target level
June 2017	July 2017 – June 2020	3	$12.00	Time Vested

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.4 million and $0.3 million, respectively in the first six months of fiscal years 2018 and 2017. Total expense relating to time vested restricted stock units was less than $0.1 million for the first six months of fiscal year 2018. As of September 23, 2017, unearned compensation to be recognized over the grants’ respective service periods totaled $1.4 million.

Stock Options: Options generally vest over a period of up to four years using a straight-line basis and generally expire ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first six months of fiscal year 2018:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 25, 2017	241	$7.48

Granted	165	12.00
Exercised	(89)	7.29
Forfeited	(15)	7.36
Redeemed	(20)	7.72
Outstanding as of September 23, 2017	282	$10.17	5	$969
Exercisable as of September 23, 2017	282	$10.17	5	$969

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2018 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 23, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was $0.4 million and $0.1 million during each of the first six months of fiscal years 2018 and 2017, respectively. There was no total unrecognized compensation cost related to non-vested stock options as of September 23, 2017. The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2018 was $0.6 million. Cash received from the exercise of options in the first six months of fiscal year 2018 was $0.6 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the second quarter and first six months of fiscal years 2018 and 2017:

	Second Quarter Ended		Six Months Ended
	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
Revenue:
Service	$18,239	$16,947	$36,721	$34,122
Distribution	17,688	17,538	35,485	33,510
Total	35,927	34,485	72,206	67,632

Gross Profit:
Service	4,320	4,140	8,956	8,869
Distribution	3,834	3,887	7,889	7,404
Total	8,154	8,027	16,845	16,273

Operating Expenses:
Service (1)	3,530	3,349	7,281	7,034
Distribution (1)	3,166	3,100	6,695	6,223
Total	6,696	6,449	13,976	13,257

Operating Income:
Service	790	791	1,675	1,835
Distribution	668	787	1,194	1,181
Total	1,458	1,578	2,869	3,016

Unallocated Amounts:
Interest and Other Expense, net	271	191	543	359
Provision for Income Taxes	406	470	689	834
Total	677	661	1,232	1,193

Net Income	$781	$917	$1,637	$1,823

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

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

The total purchase price paid for the assets of Excalibur was approximately $7.6 million, net of less than $0.1 million cash acquired. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired during the period presented:

		FY 2017
Goodwill		$3,455
Intangible Assets – Customer Base		1,990
Intangible Assets – Covenant Not to Compete		100
		5,545
Plus:	Current Assets	973
	Non-Current Assets	1,652
Less:	Current Liabilities	(606)
Total Purchase Price		$7,564

Certain of the Company’s acquisition agreements have included provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of September 23, 2017 and March 25, 2017, no contingent consideration or other holdback amounts were outstanding.

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

(Unaudited) Six Months Ended
September 24, 2016
Total Revenue	$67,931
Net Income	$1,829
Basic Earnings Per Share	$0.26
Diluted Earnings Per Share	$0.26

During each of the first six months of fiscal years 2018 and 2017, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

Hurricane Harvey impacted one of our larger and most important labs (located in Houston) and although we did not sustain any physical damage, our revenue and gross profit were impacted by disruptions to our staff, customers, and supply chain in the Houston market. Our Houston lab also serves as a reference laboratory for some of our other locations so there was also an indirect financial effect as transfers between locations were delayed. We estimate the direct losses in revenue and gross profit from Hurricane Harvey to be between $0.1 million and $0.2 million in the second quarter of fiscal year 2018.

Hurricane Maria impacted our Puerto Rico location in the last few days of our second quarter. Although no physical damage was incurred, operations were disrupted and are expected to continue to be disrupted for the foreseeable future. Our operations in Puerto Rico account for less than 2% of our total revenues, so a prolonged return to normal operations is not expected to have a material impact on our results from operations or our financial position.

No recoveries from any potential insurance policy coverages, including business interruption, have been recorded in the second quarter of fiscal year 2018.

During our second quarter of fiscal year 2018, we achieved consolidated revenue of $35.9 million. This represented an increase of $1.4 million or 4.2% versus the second quarter of fiscal year 2017. Revenue growth in the quarter was primarily due to our Service segment, which increased 7.6%. Service segment growth was purely organic. Sales in our Distribution segment growth was 0.9%.

Second quarter of fiscal year 2018 gross profit was $8.2 million, an increase of $0.1 million or 1.6% versus the second quarter of fiscal 2017. Gross margin decreased 60 basis points. Gross profit and gross margin were impacted by the effect of Hurricane Harvey and Maria and overall lower short-term labor productivity in the Service segment.

Operating expenses were $6.7 million, an increase of $0.2 million or 3.8% as compared to the second quarter of fiscal year 2017. General and administrative expenses increased as we further invest in our operational infrastructure and operational excellence initiatives. This was partially offset by a decrease in selling, marketing and warehouse expenses which was a result of reduced acquired customer amortization expense. Operating expenses as a percentage of total revenue were 18.6%, down from 18.7% in the second quarter of fiscal year 2017.

Net income was $0.8 million, down slightly from $0.9 million in the second quarter of fiscal year 2017.

The following table presents, for the second quarter and first six months of fiscal years 2018 and 2017, the components of our Consolidated Statements of Income:

	(Unaudited) Second Quarter Ended		(Unaudited) Six Months Ended
	September 23, 2017	September 24, 2016	September 23, 2017	September 24, 2016
As a Percentage of Total Revenue:
Service Revenue	50.8%	49.1%	50.9%	50.5%
Distribution Sales	49.2%	50.9%	49.1%	49.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	23.7%	24.4%	24.4%	26.0%
Distribution Gross Profit	21.7%	22.2%	22.2%	22.1%
Total Gross Profit	22.7%	23.3%	23.3%	24.1%

Selling, Marketing and
Warehouse Expenses	11.1%	12.2%	11.2%	12.5%
General and Administrative Expenses	7.5%	6.5%	8.1%	7.1%
Total Operating Expenses	18.6%	18.7%	19.3%	19.6%

Operating Income	4.1%	4.6%	4.0%	4.5%

Interest and Other Expense, net	0.8%	0.6%	0.8%	0.5%

Income Before Income Taxes	3.3%	4.0%	3.2%	4.0%
Provision for Income Taxes	1.1%	1.4%	1.0%	1.3%

Net Income	2.2%	2.6%	2.2%	2.7%

SECOND QUARTER ENDED SEPTEMBER 23, 2017 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 24, 2016 (dollars in thousands):

Revenue:
	Second Quarter Ended		Change
	September 23, 2017	September 24, 2016	$	%
Revenue:
Service	$18,239	$16,947	$1,292	7.6%
Distribution	17,688	17,538	150	0.9%
Total	$35,927	$34,485	$1,442	4.2%

Total revenue increased $1.4 million, or 4.2%, in our fiscal year 2018 second quarter compared to the prior year second quarter. This year-over-year growth was purely organic.

Service revenue, which accounted for 50.8% and 49.1% of our total revenue in the second quarter of fiscal years 2018 and 2017, respectively, increased 7.6% from the second quarter of fiscal year 2017 to the second quarter of fiscal year 2018. This year-over-year increase in Service revenue was exclusively organic as we took market share in both the U.S. and Canadian markets.

Our fiscal years 2018 and 2017 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2018		FY 2017
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	7.6%	7.6%	11.2%	25.4%	19.4%	26.9%

Fiscal year 2017 quarterly growth comparisons include organic and acquisition related growth while the first and second quarters of fiscal year 2018 included no acquisition related growth.

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

	FY 2018		FY 2017
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$73,702	$72,410	$71,103	$69,132	$65,599	$62,842
Service Revenue Growth	12.4%	15.2%	20.1%	23.2%	19.7%	18.1%

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

	FY 2018		FY 2017
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.6%	83.5%	85.1%	84.3%	83.6%	84.3%
Outsourced	14.7%	14.7%	13.0%	13.9%	14.6%	13.8%
Freight Billed to Customers	1.7%	1.8%	1.9%	1.8%	1.8%	1.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 49.2% of our total revenue in the second quarter of fiscal year 2018 and 50.9% of our total revenue in the second quarter of fiscal year 2017. During the second quarter of fiscal year 2018, Distribution sales growth reflected higher demand from industrial customers, especially those sold through the Company’s independent sales representative network and increased rental business, somewhat offset by reduced shipments of product to Texas which was attributed to Hurricane Harvey and softness in the alternative energy market. Rental revenue was $0.9 million and $0.6 million in the second quarters of fiscal years 2018 and 2017, respectively.

Our fiscal years 2018 and 2017 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2018		FY 2017
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	0.9%	11.4%	23.7%	25.4%	14.7%	(1.0%)

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the second quarter of fiscal year 2018 were $3.9 million, an increase of $0.4 million from the second quarter of fiscal year 2017. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2018 and 2017:

	FY 2018		FY 2017
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,940	$3,513	$3,662	$3,989	$3,530	$3,469
% of Pending Product Shipments that were Backorders	74.2%	69.6%	73.5%	66.1%	74.9%	69.8%

Gross Profit:

	Second Quarter Ended		Change
	September 23, 2017	September 24 2016	$	%
Gross Profit:
Service	$4,320	$4,140	$180	4.3%
Distribution	3,834	3,887	(53)	(1.4%)
Total	$8,154	$8,027	$127	1.6%

Total gross profit for the second quarter of fiscal year 2018 was $8.2 million, an increase of $0.1 million or 1.6% versus the second quarter of fiscal year 2017. Total gross margin was 22.7% in the second quarter of fiscal year 2018, a 60 basis point decrease versus the second quarter of fiscal year 2017. This year-over-year decline was due to the effect of Hurricane Harvey and overall short-term labor productivity in the Service segment.

Service gross profit in the second quarter of fiscal year 2018 increased $0.2 million, or 4.3%, from the second quarter of fiscal year 2017. While the Service segment saw strong revenue growth in the second quarter of fiscal year 2018, gross margin was impacted by the effect of Hurricane Harvey and overall short-term productivity constraints from the hiring and ramping-up of new technicians. We expect this impact to productivity to be temporary and expect the ramp-up of resources to lay the ground work for improved productivity in the second-half of our fiscal year 2018. The mix of services sold during the second quarter of fiscal year 2018 also impacted Service segment gross margin, as labor constraints resulted in increased outsourcing, which generally yields lower profit margins. Service gross margin was 23.7% in the second quarter of fiscal year 2018, a 70 basis point decrease versus the second quarter of fiscal year 2017.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2018		FY 2017
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	23.7%	25.1%	30.0%	24.7%	24.4%	27.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2018		FY 2017
	Q2	Q1	Q4	Q3	Q2	Q1
Total Distribution Gross Margin	21.7%	22.8%	20.7%	22.6%	22.2%	22.0%

Distribution segment gross margin was 21.7% in the second quarter of fiscal year 2018, a 50 basis point decrease versus the second quarter of fiscal year 2017. The decrease in gross margin was driven by the sales mix along with a decrease in volume-based vendor rebates.

Operating Expenses:

	Second Quarter Ended		Change
	September 23,	September 24,
	2017	2016	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,005	$4,205	$(200)	(4.8%)
General and Administrative	2,691	2,244	447	19.9%
Total	$6,696	$6,449	$247	3.8%

The year-over-year increase in operating expenses was primarily due to incremental general and administrative expenses related to the Company’s continued investment in operating infrastructure improvements and operational excellence initiatives. The year-over-year decrease in selling, marketing and warehouse expenses is due to reduced acquisition related amortization expense. As a percentage of total revenue, operating expenses were 18.6% in the second quarter of fiscal year 2018, down from 18.7% in the second quarter of fiscal year 2017.

Provision for Income Taxes:

	Second Quarter Ended		Change
	September 23,	September 24,
	2017	2016	$	%
Provision for Income Taxes	$406	$470	$(64)	(13.6%)

Our effective tax rates for the second quarter of fiscal years 2018 and 2017 were 34.2% and 33.9%, respectively. The year-over-year increase largely reflects the tax benefit from stock-based compensation awards. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2018 effective tax rate to be approximately 34.0% to 36.0%.

Net Income:

	Second Quarter Ended		Change
	September 23,	September 24,
	2017	2016	$	%
Net Income	$781	$917	$(136)	(14.8%)

Net income for the second quarter of fiscal year 2018 was down 14.8% from the second quarter of fiscal year 2017 as increased interest and other expense more than offset a lower provision for income taxes.

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

	Second Quarter Ended
	September 23,	September 24,
	2017	2016
Net Income	$781	$916
+ Interest Expense	281	180
+ Other Expense / (Income)	(10)	11
+ Tax Provision	406	471
Operating Income	$1,458	$1,578
+ Depreciation & Amortization	1,497	1,556
+ Other (Expense) / Income	10	(11)
+ Noncash Stock Compensation	332	177
Adjusted EBITDA	$3,297	$3,300

As a percentage of revenue, Adjusted EBITDA was 9.2% for the second quarter of fiscal year 2018 and 9.6% for the second quarter of fiscal year 2017. The difference between the fiscal year 2018 second quarter increase in Adjusted EBITDA and decrease in net income is primarily driven by increased non-cash stock compensation expense.

SIX MONTHS ENDED SEPTEMBER 23, 2017 COMPARED TO SIX MONTHS ENDED SEPTEMBER 24, 2016
(dollars in thousands):

Revenue:

	Six Months Ended		Change
	September 23,	September 24,
	2017	2016	$	%
Revenue:
Service	$36,721	$34,122	$2,599	7.6%
Distribution	35,485	33,510	1,975	5.9%
Total	$72,206	$67,632	$4,574	6.8%

Service revenue, which accounted for 50.9% of our total revenue during the first six months of fiscal year 2018 and 50.5% of our total revenue during the first six months of fiscal year 2017, increased $2.6 million, or 7.6%, from the first six months of fiscal year 2017 to the first six months of fiscal year 2018. The year-over-year increase was purely organic as we took market share in life science business and general industrial manufacturing which includes defense and aerospace markets.

Our Distribution sales accounted for 49.1% and 49.5% of our total revenue in the first six months of fiscal years 2018 and 2017, respectively. For the first six months of fiscal year 2018, Distribution sales increased $2.0 million, or 5.9%, compared to the first six months of fiscal year 2017. This year-over-year increase in sales reflects higher demand from industrial customers, including those sold through the Company’s independent representative network and increased rental sales.

Gross Profit:

	Six Months Ended		Change
	September 23,	September 24,
	2017	2016	$	%
Gross Profit:
Service	$8,956	$8,869	$87	1.0%
Distribution	7,889	7,404	485	6.6%
Total	$16,845	$16,273	$572	3.5%

Total gross profit increased $0.6 million or 3.5% for the first six months of fiscal year 2018 versus the first six months of fiscal 2017. Total gross margin was 23.3%, an 80 basis points reduction compared to 24.1% in the first six months of fiscal year 2017. This year-over-year decline was primarily due to the effect of Hurricane Harvey and short-term labor productivity challenges in the Service segment.

Operating Expenses:

	Six Months Ended		Change
	September 23,	September 24,
	2017	2016	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$8,097	$8,453	$(356)	(4.2%)
General and Administrative	5,879	4,804	1,075	22.4%
Total	$13,976	$13,257	$719	5.4%

The year-over-year increase in operating expenses was primarily due to incremental general and administrative expenses related to the Company’s continued investment in operating infrastructure improvements and operational excellence initiatives. The year-over-year decrease in selling, marketing and warehouse expenses is due to reduced acquisition related amortization expense. As a percentage of total revenue, operating expenses during the first six months of fiscal year 2018 were 19.4%, compared to 19.6% in the first six months of fiscal year 2017.

Provision for Income Taxes:

	Six Months Ended		Change
	September 23,	September 24,
	2017	2016	$	%
Provision for Income Taxes	$689	$834	$(145)	(17.4%)

Our effective tax rates for the first six months of fiscal years 2018 and 2017 were 29.6% and 31.4%, respectively. The year-over-year decrease reflects the timing of the tax benefits from stock-based compensation awards. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2018 effective tax rate to be approximately 34.0% to 36.0%.

Net Income:

	Six Months Ended		Change
	September 23,	September 24,
	2017	2016	$	%
Net Income	$1,637	$1,823	$(186)	(10.2%)

Net income for the first six months of fiscal year 2018 was down 10.2% from the first six months of fiscal year 2017 as increased interest and other expense more than offset a lower provision for income taxes.

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

	Six Months Ended
	September 23,	September 24,
	2017	2016
Net Income	$1,637	$1,822
+ Interest Expense	517	317
+ Other Expense / (Income)	26	42
+ Tax Provision	689	835
Operating Income	$2,869	$3,016
+ Depreciation & Amortization	2,984	3,105
+ Other (Expense) / Income	(26)	(42)
+ Noncash Stock Compensation	831	326
Adjusted EBITDA	$6,658	$6,405

During the first six months of fiscal year 2018, Adjusted EBITDA was $6.7 million, an increase of $0.3 million or 4.0% versus the first six months of fiscal year 2017. As a percentage of revenue, Adjusted EBITDA was 9.2% for the first six months of fiscal year 2018 and 9.5% for the first six months of fiscal year 2017. The difference between the increase in Adjusted EBITDA and increase in net income during the first six months of fiscal year 2018 is primarily driven by increased non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Through our credit agreement, as amended, (the “Credit Agreement”) we have a revolving credit facility (the “Revolving Credit Facility”). The Revolving Credit Facility allows for maximum borrowings of $30.0 million and limits the amount of borrowings that may be used for business acquisitions. As described below, we further amended the Revolving Credit Facility subsequent to the end of our second quarter of fiscal year 2018.

The Revolving Credit Facility is subject to a maximum borrowing restriction based on a 3.0 multiple total debt outstanding compared to of earnings before interest, income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. As of September 23, 2017, $30.0 million was available under the Revolving Credit Facility, of which $8.3 million was unused and available to be borrowed. As of September 23, 2017, our total debt outstanding under the Credit Agreement was $29.7 million, including $8.0 million outstanding under our term loan.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the second quarter of fiscal year 2018.

On March 31, 2016, we entered into Amendment 3 to the Credit Agreement (“Amendment 3”). Amendment 3 set the limit of borrowings that may be used for business acquisitions at $15.0 million for fiscal years 2018 and 2019. Amendment 3 also provided us with a $10.0 million term loan. The term loan requires principal repayments of $0.1 million per month plus interest in fiscal years 2017 through 2021 and a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75.

On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “2017 Agreement”). The 2017 Agreement extended the term of our $30.0 million Revolving Credit Facility to October 29, 2021. The 2017 Term Agreement also increased the amount of the Company’s outstanding term loan (the “2017 Term Loan”) to $15.0 million, replacing our previous term loan that had $8.0 million outstanding as of September 23, 2017. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the 2017 Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. The allowable leverage ratio under the 2017 Agreement remains at a maximum multiple of 3.0.

Interest on the 2017 Agreement and 2017 Term Loan continues to accrue, at our election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the 2017 Agreement. Interest rate margins and commitment fees are determined on a quarterly basis based upon our calculated leverage ratio, as defined in the 2017 Agreement. Generally, most interest rate margins or unused commitment fees are more favorable to us than those of the prior Credit Agreement.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 23,	September 24,
	2017	2016
Cash (Used in) Provided by:
Operating Activities	$1,661	$5,019
Investing Activities	$(3,942)	$(9,473)
Financing Activities	$2,723	$4,480

Operating Activities: Net cash provided by operating activities was $1.7 million during the first six months of fiscal year 2018 compared to $5.0 million during the first six months of fiscal year 2017. The year-over-year decrease in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable decreased by a net amount of $0.9 million during the first six months of fiscal year 2018. During the first six months of fiscal year 2017, accounts receivable increased $0.9 million, inclusive of $0.9 million of accounts receivable acquired as part of the assets acquired during our business acquisition completed within the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of September 23, 2017 and September 24, 2016:

	September 23,	September 24,
	2017	2016
Net Sales, for the last two fiscal months	$25,579	$24,962
Accounts Receivable, net	$21,144	$17,964
Days Sales Outstanding	50	43

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.3 million during the first six months of fiscal year 2018. Inventory increased $1.0 million during the first six months of fiscal year 2017, inclusive of $0.1 million inventory acquired as part of the Excalibur acquisition. The year-over-year change represents timing of strategic purchases in fiscal year 2018 and the addition of $0.4 million of Excalibur’s used equipment business inventory.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $1.7 million during the first six months of fiscal year 2018. Accounts payable increased by $2.3 million during the first six months of fiscal year 2017, inclusive of the addition of $0.4 million in accounts payable acquired as part of the Excalibur acquisition completed during the period.

●

Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first six months of fiscal year 2018, we used $1.6 million in cash to pay non-equity performance-based compensation compared with $0.9 million in the first six months of fiscal year 2017.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first six months of fiscal year 2018, income taxes payable decreased by $0.4 million whereas in the first six months of fiscal year 2017, income taxes payable increased by $0.4 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first six months of fiscal year 2018, we invested $3.9 million in capital expenditures, including $1.0 million spent for expanded Service segment capabilities, specifically for our mobile calibration truck fleet and radio-frequency asset capabilities, and $0.9 million spent for rental assets. During the first six months of fiscal year 2017, we invested $2.5 million in capital expenditures, primarily for additional Service segment capabilities and rental assets. During the first six months of fiscal year 2018, we had no business acquisitions. During the first six months of fiscal year 2017, we used $7.0 million for a business acquisition.

Financing Activities: During the first six months of fiscal year 2018, we received $3.1 million in net proceeds from our Revolving Credit Facility and $0.8 million in cash was generated from the issuance of common stock. In addition, we used $0.7 million in cash for repayment of our term loan and $0.3 million to repurchase shares of our common stock. During the first six months of fiscal year 2017, we received $9.4 million in net proceeds from a term loan and used approximately $4.7 million in cash for repayment of our Revolving Credit Facility. In addition, we used $0.3 million in cash for payment of holdbacks related to a business acquisition. Commencing in fiscal year 2018, we have revised our non-employee director performance-based compensation program such that any compensation earned under that program will be paid in Company stock awards, rather than in cash. The achievement criteria and the payment parameters (target payment of $20,000 per non-employee director with a maximum payment of $30,000), have not changed.

OUTLOOK

While the impact of natural disasters has been trying and will put some pressure on the back half of fiscal 2018 depending on the recovery timeframes of our customers, we continue to make progress executing our strategy. Our strong value proposition rooted in the unique combination of our value-added Distribution segment and our growing Service segment, continues to resonate in the market and support solid growth. We continue to expect mid to high single digit organic revenue growth in our Service segment.

We expect the impact of Hurricane Harvey on our Houston lab, the Houston market, and other markets that interact with Houston, to lessen as our third quarter of fiscal 2018 progresses. Though there may be some lingering revenue and margin headwind, we believe both segments are recovering well. Our Puerto Rico lab generates less than 2% of our annual total revenue. Given the timing, Hurricane Maria had a limited impact on our Puerto Rico lab in the second quarter. We anticipate a prolonged recovery for the region but the impact is not expected to have a material impact on our business. We are working through our various insurance coverages, including our business interruption policies, to quantify the impact and appropriate recovery. Our second quarter results do not include any amounts for potential recovery.

In the second half of the year we will continue to drive operational excellence throughout the organization. In our Service segment, we are laser-focused on improving productivity and we expect more gross profit to be generated. In fact, we expect the increase in productivity to significantly help to offset the setbacks caused by nature. We believe increased productivity in our labs, in concert with our operational excellence initiatives, creates an improved business model as impactful as the anticipated leverage we can gain from greater volume.

This quarter marked the 34th consecutive quarter of year-over-year growth in our Service segment and we expect that streak to continue going forward. With measured optimism, economic indicators suggest continued strength in our Distribution segment and we are expecting our technology-based investments, as well as the rental and used equipment business to contribute to Distribution’s performance going forward.

Along with organic growth, acquisitions remain an integral part of our growth plan. We believe we are still on target to achieve $175 to $200 million in revenues over the next two to three years.

We expect our income tax rate to range between 34% and 36% for full year fiscal 2018.

We still expect capital expenditures for the full fiscal year 2018 to be in the $6.0 million to $6.5 million range and to be used primarily for IT infrastructure investments to drive operational excellence, specific customer-opportunity driven Service capabilities and additional assets for our growing rental business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.3 million assuming our average borrowing levels remained constant. As of September 23, 2017, $30.0 million was available under our Revolving Credit Facility, of which $21.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also had a $10.0 million (original principal) term loan during the second quarter of fiscal year 2018 (the 2017 Agreement increased the term loan to $15.0 million). The term loan is considered a LIBOR loan. As of September 23, 2017, $8.0 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheet. Previously, the term loan required principal repayments of $0.1 million per month plus interest and pursuant to the 2017 Agreement now requires principal repayments of $0.2 million per month plus interest.

At our option, we borrow from our Revolving Credit Facility and term loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of September 23, 2017, the one-month LIBOR was 1.2%. Our interest rate for fiscal year 2018 ranged from 3.0% to 3.3%. On September 23, 2017, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first six months of fiscal years 2018 and 2017 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first six months of fiscal years 2018 and a gain of $0.1 million for the first six months of fiscal year 2017, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 23, 2017, we had a foreign exchange contract, which matured in October 2017, outstanding in the notional amount of $5.7 million. The foreign exchange contract was renewed in October 2017 and continues to be in place. We do not use hedging arrangements for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Our principal executive officer and our principal financial officer evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second quarter of fiscal year 2018) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Index to Exhibits

10.1	Amended and Restated Credit Facility Agreement, dated as of October 30, 2017, by and between Transcat, Inc. and Manufacturers and Traders Trust Company

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date:	November 3, 2017	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 3, 2017	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)