Form 10-Q
period 2017-12-23
TRANSCAT INC
filed 2018-02-02
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 23, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of February 1, 2018 was 7,152,764.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2017	2016	2017	2016
Service Revenue	$18,769	$17,455	$55,490	$51,577
Distribution Sales	21,714	20,358	57,199	53,868
Total Revenue	40,483	37,813	112,689	105,445

Cost of Service Revenue	14,070	13,149	41,835	38,402
Cost of Distribution Sales	16,712	15,749	44,308	41,855
Total Cost of Revenue	30,782	28,898	86,143	80,257

Gross Profit	9,701	8,915	26,546	25,188

Selling, Marketing and Warehouse Expenses	4,150	4,159	12,247	12,612
General and Administrative Expenses	2,897	2,403	8,776	7,207
Total Operating Expenses	7,047	6,562	21,023	19,819

Operating Income	2,654	2,353	5,523	5,369

Interest and Other Expense, net	311	188	854	547

Income Before Income Taxes	2,343	2,165	4,669	4,822
Provision for Income Taxes	512	895	1,201	1,729

Net Income	$1,831	$1,270	$3,468	$3,093

Basic Earnings Per Share	$0.26	$0.18	$0.49	$0.44
Average Shares Outstanding	7,142	7,010	7,115	6,984

Diluted Earnings Per Share	$0.25	$0.18	$0.48	$0.43
Average Shares Outstanding	7,319	7,204	7,273	7,161

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2017	2016	2017	2016
Net Income	$1,831	$1,270	$3,468	$3,093

Other Comprehensive Income (Loss):

Currency Translation Adjustment	(151)	(114)	227	(88)
Other, net of tax effects of $(28) and $(13) for the third quarters ended December 23, 2017 and December 24, 2016, respectively; and $(44) and $(27) for the nine months ended December 23, 2017 and December 24, 2016, respectively.	1	21	26	43
Total Other Comprehensive (Loss) Income	(150)	(93)	253	(45)
Comprehensive Income	$1,681	$1,177	$3,721	$3,048

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 23,	March 25,
	2017	2017
ASSETS
Current Assets:
Cash	$504	$842
Accounts Receivable, less allowance for doubtful accounts of $270 and $210 as of December 23, 2017 and March 25, 2017, respectively	22,700	22,049
Other Receivables	1,535	1,227
Inventory, net	11,144	10,278
Prepaid Expenses and Other Current Assets	988	1,193
Total Current Assets	36,871	35,589
Property and Equipment, net	17,478	15,568
Goodwill	32,823	32,520
Intangible Assets, net	5,984	7,519
Other Assets	1,079	901
Total Assets	$94,235	$92,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,478	$11,615
Accrued Compensation and Other Liabilities	4,524	5,907
Income Taxes Payable	468	805
Current Portion of Long-Term Debt	2,143	1,429
Total Current Liabilities	18,613	19,756
Long-Term Debt	24,103	25,883
Deferred Tax Liabilities	955	1,134
Other Liabilities	1,960	1,923
Total Liabilities	45,631	48,696

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,144,475 and 7,043,754 shares issued and outstanding as of December 23, 2017 and March 25, 2017, respectively	3,572	3,522
Capital in Excess of Par Value	14,553	12,996
Accumulated Other Comprehensive Loss	(161)	(414)
Retained Earnings	30,640	27,297
Total Shareholders' Equity	48,604	43,401
Total Liabilities and Shareholders' Equity	$94,235	$92,097

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 23,	December 24,
	2017	2016
Cash Flows from Operating Activities:
Net Income	$3,468	$3,093
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	57	6
Deferred Income Taxes	11	121
Depreciation and Amortization	4,527	4,667
Provision for Accounts Receivable and Inventory Reserves	341	243
Stock-Based Compensation	1,095	316
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(1,009)	(3,168)
Inventory	(612)	(3,967)
Prepaid Expenses and Other Assets	(29)	(341)
Accounts Payable	(137)	3,378
Accrued Compensation and Other Liabilities	(1,325)	(454)
Income Taxes Payable	(570)	(20)
Net Cash Provided by Operating Activities	5,817	3,874

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,084)	(4,104)
Proceeds from Sale of Property and Equipment	11	29
Business Acquisitions	-	(6,977)
Net Cash Used in Investing Activities	(5,073)	(11,052)

Cash Flows from Financing Activities:
Repayment of Revolving Credit Facility, net	(7,018)	(1,924)
Proceeds from Term Loan	7,143	10,000
Repayment of Term Loan	(1,190)	(952)
Payment of Contingent Consideration and Holdbacks Related to Business Acquisitions	-	(339)
Issuance of Common Stock	821	384
Repurchase of Common Stock	(344)	(98)
Stock Option Redemption	(90)	(137)
Net Cash (Used in) Provided by Financing Activities	(678)	6,934

Effect of Exchange Rate Changes on Cash	(404)	162

Net Decrease in Cash	(338)	(82)
Cash at Beginning of Period	842	641
Cash at End of Period	$504	$559

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$765	$488
Income Taxes, net	$1,783	$1,595
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Holdback Amounts Related to Business Acquisitions	$-	$735

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 25, 2017	7,044	$3,522	$12,996	$(414)	$27,297	$43,401
Issuance of Common Stock	102	51	770	-	-	821
Repurchase of Common Stock	(27)	(14)	(205)	-	(125)	(344)
Stock-Based Compensation	25	13	1,082	-	-	1,095
Redemption of Stock Options	-	-	(90)	-	-	(90)
Other Comprehensive Income	-	-	-	253	-	253
Net Income	-	-	-	-	3,468	3,468

Balance as of December 23, 2017	7,144	$3,572	$14,553	$(161)	$30,640	$48,604

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In Thousands, Except Per Share and Per Unit Amounts)
(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat” or the “Company”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and have a high cost of failure.

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

Revenue Recognition: Distribution sales are recorded when an order’s title and risk of loss transfers to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue in equal amounts at fixed intervals. The Company generally invoices its customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data. In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09 to provide specific guidance on how entities should recognize revenue derived from contracts with customers. Transcat is required to adopt ASU 2014-09 in its fiscal year ending March 30, 2019 (“fiscal year 2019”). This new standard supercedes previous guidance on revenue recognition and requires the use of more estimates and judgments than the present standards. It also requires additional disclosures. We are continuing to evaluate certain contracts to determine their treatment under ASU 2014—09. The Company does not expect the adoption of this ASU to have a material impact on the Consolidated Financial Statements.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At December 23, 2017 and March 25, 2017, investment assets totaled $0.8 million and $0.7 million, respectively and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. In 2016, FASB issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions to employees. The Company elected to early adopt this ASU in the fourth quarter of fiscal year 2017. Upon adoption, excess tax benefits for share-based award activity are reflected in the statement of income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of the fiscal year ending March 31, 2018 (“fiscal year 2018”) and fiscal year 2017, the Company recorded non-cash stock-based compensation expense of $1.1 million and $0.3 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on its Canadian business transactions. The net foreign currency loss was less than $0.1 million during the first nine months of each of fiscal years 2018 and 2017. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first nine months of fiscal year 2018 and a gain of $0.1 million during the first nine months of fiscal year 2017, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 23, 2017, the Company had a foreign exchange contract, which matured in January 2018, outstanding in the notional amount of $5.4 million. The foreign exchange contract was renewed in January 2018 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the third quarter of fiscal year 2018 the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. For the third quarter of fiscal year 2017, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. For each of the first nine months of fiscal year 2018 and fiscal year 2017, the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2017	2016	2017	2016
Average Shares Outstanding – Basic	7,142	7,010	7,115	6,984
Effect of Dilutive Common Stock Equivalents	177	194	158	177
Average Shares Outstanding – Diluted	7,319	7,204	7,273	7,161
Anti-dilutive Common Stock Equivalents	-	-	-	-

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

NOTE 2 – LONG-TERM DEBT

Description: On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Agreement”), which amended and restated our prior credit facility agreement. The 2017 Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of December 23, 2017, $30.0 million was available under the Revolving Credit Facility, of which $11.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. The 2017 Agreement also increased the amount of the Company’s outstanding term loan to $15.0 million (the “2017 Term Loan”), replacing the previous term loan. As of December 23, 2017, $14.6 million was outstanding on the 2017 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheet with the remainder included in long-term debt. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the 2017 Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first nine months of fiscal year 2018, no borrowings were used for business acquisitions.

The allowable leverage ratio under the 2017 Agreement remains at a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The excess funds of the 2017 Term Loan over the previous term loan were used to repay amounts outstanding under the Revolving Credit Facility.

Previously, on March 31, 2016, the Company entered into Amendment 3 (“Amendment 3”) to the prior credit agreement. Under Amendment 3, borrowings that could be used for business acquisitions were limited to $15.0 million in fiscal years 2018 and 2019. Amendment 3 also provided the Company with a $10.0 million term loan. The term loan required principal repayments of $0.1 million per month plus interest. Total annual repayment amounts of $1.4 million were required in fiscal years 2017 through 2021 with a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75. As described above, in the third quarter of fiscal year 2018, we entered into the 2017 Agreement that amended and restated the prior credit agreement, including Amendment 3.

Interest and Other Costs: Interest on outstanding borrowings of the Revolving Credit Facility and term loan accrue, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the 2017 Agreement. The one-month LIBOR at December 23, 2017 was 1.6%. The Company’s interest rate for the first nine months of fiscal year 2018 ranged from 3.2% to 3.4%.

Covenants: The 2017 Agreement has certain covenants with which the Company has to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the third quarter of fiscal year 2018.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 23, 2017, 1.1 million shares were available for future grant under the 2003 Plan.

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

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 28, 2015 and as a result, issued 25 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2018. The following table summarizes the non-vested performance-based restricted stock units outstanding as of December 23, 2017:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	December 23, 2017
April 2015	April 2015 - March 2018	63	$9.59	50% of target level
April 2016	April 2016 - March 2019	84	$10.13	115% of target level
April 2017	April 2017 – March 2020	77	$12.90	100% of target level
June 2017	July 2017 – June 2020	3	$12.00	Time Vested

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.6 million and $0.2 million, respectively in the first nine months of fiscal years 2018 and 2017. Total expense relating to time vested restricted stock units was less than $0.1 million for the first nine months of fiscal year 2018. As of December 23, 2017, unearned compensation to be recognized over the grants’ respective service periods totaled $1.2 million.

Stock Options: Options vest either immediately or over a period of up to four years using a straight-line basis and expire either five years or ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first nine months of fiscal year 2018:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 25, 2017	241	$7.48

Granted	165	12.00
Exercised	(89)	7.29
Forfeited	(15)	7.36
Redeemed	(20)	7.72
Outstanding as of December 23, 2017	282	$10.17	5	$1,167
Exercisable as of December 23, 2017	282	$10.17	5	$1,167

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2018 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 23, 2017. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was $0.4 million and $0.1 million during each of the first nine months of fiscal years 2018 and 2017, respectively. There was no unrecognized compensation cost related to non-vested stock options as of December 23, 2017. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2018 was $0.6 million. Cash received from the exercise of options in the first nine months of fiscal year 2018 was $0.6 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the third quarter and first nine months of fiscal years 2018 and 2017:

	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2017	2016	2017	2016
Revenue:
Service	$18,769	$17,455	$55,490	$51,577
Distribution	21,714	20,358	57,199	53,868
Total	40,483	37,813	112,689	105,445

Gross Profit:
Service	4,699	4,306	13,655	13,175
Distribution	5,002	4,609	12,891	12,013
Total	9,701	8,915	26,546	25,188

Operating Expenses:
Service (1)	3,636	3,365	10,917	10,399
Distribution (1)	3,411	3,197	10,106	9,420
Total	7,047	6,562	21,023	19,819

Operating Income:
Service	1,063	941	2,738	2,776
Distribution	1,591	1,412	2,785	2,593
Total	2,654	2,353	5,523	5,369

Unallocated Amounts:
Interest and Other Expense, net	311	188	854	547
Provision for Income Taxes	512	895	1,201	1,729
Total	823	1,083	2,055	2,276

Net Income	$1,831	$1,270	$3,468	$3,093

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

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

Certain of the Company’s acquisition agreements have included provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of December 23, 2017 and March 25, 2017, no contingent consideration or other holdback amounts were outstanding.

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

(Unaudited)
Nine Months
Ended
December 24,
2016
Total Revenue	$105,595
Net Income	$3,013
Basic Earnings Per Share	$0.43
Diluted Earnings Per Share	$0.42

During each of the first nine months of fiscal years 2018 and 2017, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 6 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1), the tax reform bill (the "Act"), was signed into law. The Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. Since the Company is a fiscal year taxpayer, the lower corporate income tax rate will be phased in and the U.S. federal tax rate recorded is a blended rate of the old rates and the new rates for fiscal year 2018. The result was a $0.1 million reduction of the Company’s provision for income taxes in the third quarter of fiscal year 2018.

The Company has concluded that the Act will cause the Company’s U.S. deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported basis in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are revalued and any change is adjusted through the provision for income tax expense in the reporting period of the enactment. The Act required the Company to do such a revaluation and record a reduction in its net deferred tax liability of approximately $0.2 million, which reduced the provision for income taxes during the third quarter of fiscal year 2018.

In addition, the Act provides for a one-time “deemed repatriation” of accumulated foreign earnings. The Company has estimated the additional provision for income tax expense on the repatriation to be less than $0.1 million. The Company will pay any amounts owed over eight years.

The reduction in the Company’s provision for income taxes due to the Act in the third quarter of fiscal year 2018 was approximately $0.3 million or $0.04 per share.

The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Act.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, risks related to the accuracy of the estimates and assumptions we use to revalue our U.S. deferred tax assets and liabilities in accordance with the Act, volatility in the oil and gas industry, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 25, 2017. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 25, 2017.

RESULTS OF OPERATIONS

We achieved record consolidated revenue of $40.5 million. This represented an increase of $2.7 million or 7.1% versus the third quarter of fiscal year 2017. Revenue growth was led by our Service segment, which increased 7.5% to $18.8 million. Sales growth in our Distribution segment was 6.7% to $21.7 million, a record quarter for that segment. The growth achieved in both segments was all organic.

Gross profit was $9.7 million, an increase of $0.8 million or 8.8% versus the third quarter of fiscal year 2017. Gross margin increased 40 basis points due to improved productivity in the Service segment and changes in the Distribution segment sales mix, with more rental revenues and opportunistic strategic pricing being applied to our core industrial customer base.

Operating expenses were $7.0 million, an increase of $0.5 million or 7.4% as compared to the third quarter of fiscal year 2017. General and administrative expenses increased as we continued to invest in our technology infrastructure and operational excellence initiatives. This was partially offset by a decrease in selling, marketing and warehouse expenses which was a result of reduced acquired customer amortization expense. Operating expenses as a percentage of total revenue were 17.4%, the same as in the third quarter of fiscal year 2017.

Net income was $1.8 million for the third quarter of fiscal year 2018 for the reasons stated above, up from $1.3 million in the third quarter of fiscal year 2017. The Company also benefitted from reduced provision for income taxes of $0.3 million due to the Act.

The following table presents, for the third quarter and first nine months of fiscal years 2018 and 2017, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2017	2016	2017	2016
As a Percentage of Total Revenue:
Service Revenue	46.4%	46.2%	49.2%	48.9%
Distribution Sales	53.6%	53.8%	50.8%	51.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	25.0%	24.7%	24.6%	25.5%
Distribution Gross Profit	23.0%	22.6%	22.5%	22.3%
Total Gross Profit	24.0%	23.6%	23.6%	23.9%

Selling, Marketing and Warehouse Expenses	10.2%	11.0%	10.9%	12.0%
General and Administrative Expenses	7.2%	6.4%	7.8%	6.8%
Total Operating Expenses	17.4%	17.4%	18.7%	18.8%

Operating Income	6.6%	6.2%	4.9%	5.1%

Interest and Other Expense, net	0.8%	0.5%	0.8%	0.5%

Income Before Income Taxes	5.8%	5.7%	4.1%	4.6%
Provision for Income Taxes	1.3%	2.3%	1.0%	1.6%

Net Income	4.5%	3.4%	3.1%	2.9%

THIRD QUARTER ENDED DECEMBER 23, 2017 COMPARED TO THIRD QUARTER ENDED DECEMBER 24, 2016 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Revenue:
Service	$18,769	$17,455	$1,314	7.5%
Distribution	21,714	20,358	1,356	6.7%
Total	$40,483	$37,813	$2,670	7.1%

Total revenue was $40.5 million, an increase of $2.7 million, or 7.1%, in our fiscal year 2018 third quarter compared to the prior year third quarter. This year-over-year growth was purely organic.

Service revenue, which accounted for 46.4% and 46.2% of our total revenue in the third quarter of fiscal years 2018 and 2017, respectively, increased 7.5% from the third quarter of fiscal year 2017 to the third quarter of fiscal year 2018. This year-over-year increase in Service revenue was comprised of new business from the life science market and growth in general industrial manufacturing customers, which includes the defense and aerospace market.

Our fiscal years 2018 and 2017 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2018			FY 2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	7.5%	7.6%	7.6%	11.2%	25.4%	19.4%	26.9%

Fiscal year 2017 quarterly growth comparisons include organic and acquisition related growth while the first, second, and third quarters of fiscal year 2018 include no acquisition related growth. Our goal is to deliver mid-to-high single digit organic Service revenue growth each quarter over the same quarter prior year.

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

	FY 2018			FY 2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.9%	83.6%	83.5%	85.1%	84.3%	83.6%	84.3%
Outsourced	14.4%	14.7%	14.7%	13.0%	13.9%	14.6%	13.8%
Freight Billed to Customers	1.7%	1.7%	1.8%	1.9%	1.8%	1.8%	1.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 53.6% of our total revenue in the third quarter of fiscal year 2018 and 53.8% of our total revenue in the third quarter of fiscal year 2017. During the third quarter of fiscal year 2018, Distribution sales growth reflected higher demand from industrial customers, especially those sold through our independent sales representative network, increased rental business and web-based sales. Rental revenue was $1.0 million and $0.7 million in the third quarters of fiscal years 2018 and 2017, respectively.

Our fiscal years 2018 and 2017 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows. The sales growth in fiscal year 2017 over fiscal year 2016 reflects the recovery of sales in the oil and gas market which were severely impacted by oil price drops and the ripple effects to that sector in fiscal year 2016.

	FY 2018			FY 2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	6.7%	0.9%	11.4%	23.7%	25.4%	14.7%	(1.0%)

Distribution orders include orders for instruments that we routinely stock in our inventory, customized products and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the third quarter of fiscal year 2018 were $3.9 million, a decrease of $0.1 million from $4.0 million at the end of the third quarter of fiscal year 2017. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2018 and 2017:

	FY 2018			FY 2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,929	$3,940	$3,513	$3,662	$3,989	$3,530	$3,469
% of Pending Product Shipments that were Backorders	71.4%	74.2%	69.6%	73.5%	66.1%	74.9%	69.8%

Gross Profit:

	Third Quarter Ended		Change
	December 23,	December 24
	2017	2016	$	%
Gross Profit:
Service	$4,699	$4,306	$393	9.1%
Distribution	5,002	4,609	393	8.5%
Total	$9,701	$8,915	$786	8.8%

Total gross profit for the third quarter of fiscal year 2018 was $9.7 million, an increase of $0.8 million or 8.8% versus the third quarter of fiscal year 2017. Total gross margin was 24.0% in the third quarter of fiscal year 2018, a 40 basis point increase versus the third quarter of fiscal year 2017.

Service gross profit in the third quarter of fiscal year 2018 increased $0.4 million, or 9.1%, from the third quarter of fiscal year 2017. Service gross margin was 25.0% in the third quarter of fiscal year 2018, a 30 basis point increase versus the third quarter of fiscal year 2017. This improved margin was largely due to productivity improvements, including the ramp-up productivity from service technicians hired earlier in fiscal year 2018.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2018			FY 2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	25.0%	23.7%	25.1%	30.0%	24.7%	24.4%	27.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2018			FY 2017
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Distribution Gross Margin	23.0%	21.7%	22.8%	20.7%	22.6%	22.2%	22.0%

Distribution segment gross margin was 23.0% in the third quarter of fiscal year 2018, a 40 basis point increase versus the third quarter of fiscal year 2017. The increase in gross margin was driven by the sales mix which offset a decrease in volume-based vendor rebates.

Operating Expenses:

	Third Quarter Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,150	$4,159	$(9)	(0.2%	)
General and
Administrative	2,897	2,403	494	20.6%
Total	$7,047	$6,562	$485	7.4%

The year-over-year increase in operating expenses was primarily due to incremental general and administrative expenses related to our continued investment in technology infrastructure improvements and operational excellence initiatives. The year-over-year decrease in selling, marketing and warehouse expenses is due to reduced acquisition related amortization expense. As a percentage of total revenue, operating expenses were 17.4% in the third quarter of fiscal year 2018, the same as in the third quarter of fiscal year 2017.

Provision for Income Taxes:

	Third Quarter Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Provision for Income Taxes	$512	$895	$(383)	(42.8%	)

Our effective tax rates for the third quarter of fiscal years 2018 and 2017 were 21.9% and 41.3%, respectively. The year-over-year decrease largely reflects the enactment of the Act which was signed into law on December 22, 2017. The Act required a reduction in our U.S. net deferred tax liability of approximately $0.2 million, which reduced the provision for income taxes during the third quarter of fiscal year 2018. The Act also required us to use a blended U.S. federal tax rate of the old rates and the new rates because we are a fiscal year taxpayer and, as a result, we will phase in the lower corporate income tax rate. This use of a blended rate reduced the provision for income taxes during the third quarter of fiscal year 2018 by $0.1 million. Due to the Act, we now expect our total fiscal year 2018 effective tax rate to be approximately 28.0% to 29.0%. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act.

Net Income:

	Third Quarter Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Net Income	$1,831	$1,270	$561	44.2%

Net income for the third quarter of fiscal year 2018 was up 44.2% from the third quarter of fiscal year 2017 for the reasons stated above.

Adjusted EBITDA:

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

Adjusted EBITDA is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of operating income or net income and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Adjusted EBITDA, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	Third Quarter Ended
	December 23,	December 24,
	2017	2016
Net Income	$1,831	$1,270
+ Interest Expense	250	184
+ Other Expense	61	4
+ Tax Provision	512	895
Operating Income	$2,654	$2,353
+ Depreciation & Amortization	1,543	1,562
+ Other Expense	(61)	(4)
+ Noncash Stock Compensation	264	(10)
Adjusted EBITDA	$4,400	$3,901

Adjusted EBITDA for the third quarter of fiscal year 2018 was $4.4 million, a $0.5 million or 12.8% increase versus the third quarter of fiscal year 2017. As a percentage of revenue, Adjusted EBITDA was 10.9% for the third quarter of fiscal year 2018 and 10.3% for the third quarter of fiscal year 2017. The difference between the increase in Adjusted EBITDA and increase in net income during the third quarter of fiscal year 2018 is primarily driven by increased non-cash stock compensation expense and the impact of the Act on our tax provision.

NINE MONTHS ENDED DECEMBER 23, 2017 COMPARED TO NINE MONTHS ENDED DECEMBER 24, 2016
(dollars in thousands):

Revenue:

	Nine Months Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Revenue:
Service	$55,490	$51,577	$3,913	7.6%
Distribution	57,199	53,868	3,331	6.2%
Total	$112,689	$105,445	$7,244	6.9%

Service revenue, which accounted for 49.2% of our total revenue during the first nine months of fiscal year 2018 and 48.9% of our total revenue during the first nine months of fiscal year 2017, increased $4.0 million, or 7.6%, from the first nine months of fiscal year 2017 to the first nine months of fiscal year 2018. The year-over-year increase was all organic as we took market share in the life science sector and general industrial manufacturing sector which includes both the defense and aerospace markets and raised prices where appropriate.

Our Distribution sales accounted for 50.8% and 51.1% of our total revenue in the first nine months of fiscal years 2018 and 2017, respectively. For the first nine months of fiscal year 2018, Distribution sales increased $3.3 million, or 6.2%, compared to the first nine months of fiscal year 2017. This year-over-year increase in sales reflects higher demand from industrial customers, including those sold through our independent representative network and increased rental revenues.

Gross Profit:

	Nine Months Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Gross Profit:
Service	$13,655	$13,175	$480	3.6%
Distribution	12,891	12,013	878	7.3%
Total	$26,546	$25,188	$1,358	5.4%

Total gross profit increased $1.4 million or 5.4% for the first nine months of fiscal year 2018 versus the first nine months of fiscal year 2017. Total gross margin was 23.6%, a 30 basis points reduction compared to 23.9% in the first nine months of fiscal year 2017. This year-over-year decline was primarily due to Service segment technician productivity challenges earlier in fiscal year 2018.

Operating Expenses:

	Nine Months Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$12,247	$12,612	$(365)	(2.9%	)
General and Administrative	8,776	7,207	1,569	21.8%
Total	$21,023	$19,819	$1,204	6.1%

The year-over-year increase in operating expenses was primarily due to incremental general and administrative expenses related to our continued investment in technology infrastructure improvements and operational excellence initiatives. The year-over-year decrease in selling, marketing and warehouse expenses is due to reduced acquisition related amortization expense. As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2018 were 18.7%, compared to 18.8% in the first nine months of fiscal year 2017.

Provision for Income Taxes:

	Nine Months Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Provision for Income Taxes	$1,201	$1,729	$(528)	(30.5%)

Our effective tax rates for the first nine months of fiscal years 2018 and 2017 were 25.7% and 35.9%, respectively. The year-over-year decrease largely reflects the enactment of the Act which was signed into law on December 22, 2017. The Act required a reduction in our net U.S. deferred tax liability of approximately $0.2 million, which reduced the provision for income taxes during the third quarter of fiscal year 2018. The Act also required us to use a blended U.S. federal tax rate of the old rates and the new rates because we are a fiscal year taxpayer and, as a result, we will phase in the lower corporate income tax rate. This use of a blended rate reduced the provision for income taxes during the third quarter of fiscal year 2018 by $0.1 million. Due to the Act, we now expect our total fiscal year 2018 effective tax rate to be approximately 28.0% to 29.0%. The impact of the Act may differ from this estimate, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Act.

Net Income:

	Nine Months Ended		Change
	December 23,	December 24,
	2017	2016	$	%
Net Income	$3,468	$3,093	$375	12.1%

Net income for the first nine months of fiscal year 2018 was up 12.1% from the first nine months of fiscal year 2017 as increased interest and other expense more than offset a lower provision for income taxes.

Adjusted EBITDA:

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of its core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

Adjusted EBITDA is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of operating income or net income and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Adjusted EBITDA, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	Nine Months Ended
	December 23,	December 24,
	2017	2016
Net Income	$3,468	$3,093
+ Interest Expense	767	501
+ Other Expense	87	46
+ Tax Provision	1,201	1,729
Operating Income	$5,523	$5,369
+ Depreciation & Amortization	4,527	4,667
+ Other Expense	(87)	(46)
+ Noncash Stock Compensation	1,095	316
Adjusted EBITDA	$11,058	$10,306

During the first nine months of fiscal year 2018, Adjusted EBITDA was $11.1 million, an increase of $0.8 million or 7.3% versus the first nine months of fiscal year 2017. As a percentage of revenue, Adjusted EBITDA was 9.8% for each of the first nine months of fiscal year 2018 and 2017. The difference between the increase in Adjusted EBITDA and increase in net income during the first nine months of fiscal year 2018 is primarily driven by increased non-cash stock compensation expense and the impact of the Act on our tax provision.

LIQUIDITY AND CAPITAL RESOURCES

On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Agreement”), which amended and restated our prior credit facility agreement. The 2017 Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of December 23, 2017, $30.0 million was available under the Revolving Credit Facility, of which $11.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheet.

The 2017 Agreement also increased the amount of the Company’s outstanding term loan to $15.0 million (the “2017 Term Loan”), replacing the previous term loan. As of December 23, 2017, $14.6 million was outstanding on the 2017 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheet with the remainder included in long-term debt. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the 2017 Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first nine months of fiscal year 2018, no borrowings were used for business acquisitions.

The allowable leverage ratio under the 2017 Agreement remains at a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The excess funds of the 2017 Term Loan over the previous term loan were used to repay amounts outstanding under the Revolving Credit Facility.

Previously, on March 31, 2016, the Company entered into Amendment 3 (“Amendment 3”) to the prior credit agreement. Under Amendment 3, borrowings that could be used for business acquisitions were limited to $15.0 million in fiscal years 2018 and 2019. Amendment 3 also provided the Company with a $10.0 million term loan. The term loan required principal repayments of $0.1 million per month plus interest. Total annual repayment amounts of $1.4 million were required in fiscal years 2017 through 2021 with a $3.0 million repayment required in fiscal year 2022. Amendment 3 also increased the allowable leverage ratio to a maximum of 3.0 from 2.75. As described above, in the third quarter of fiscal year 2018, we entered into the 2017 Agreement that amended and restated the prior credit agreement, including Amendment 3.

The 2017 Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the third quarter of fiscal year 2018. Our leverage ratio, as defined in the 2017 Agreement, was 1.72 at December 23, 2017, compared with 1.88 at fiscal 2017 year-end.

Interest on the 2017 Agreement and 2017 Term Loan continues to accrue, at our election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available under the 2017 Agreement. Interest rate margins and commitment fees are determined on a quarterly basis based upon our calculated leverage ratio, as defined in the 2017 Agreement.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 23,	December 24,
	2017	2016
Cash (Used in) Provided by:
Operating Activities	$5,817	$3,874
Investing Activities	$(5,073)	$(11,052)
Financing Activities	$(678)	$6,934

Operating Activities: Net cash provided by operating activities was $5.8 million during the first nine months of fiscal year 2018 compared to $3.9 million during the first nine months of fiscal year 2017. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased by a net amount of $0.6 million during the first nine months of fiscal year 2018 while during the first nine months of fiscal year 2017, accounts receivable increased $2.9 million, inclusive of $0.9 million of accounts receivable acquired as part of the assets acquired during our business acquisition completed within the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of December 23, 2017 and December 24, 2016:

	December 23,	December 24,
	2017	2016
Net Sales, for the last two fiscal months	$27,428	$25,952
Accounts Receivable, net	$22,700	$19,967
Days Sales Outstanding	49	46

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $0.9 million during the first nine months of fiscal year 2018 while inventory increased $4.3 million during the first nine months of fiscal year 2017, inclusive of $0.1 million inventory acquired as part of the Excalibur acquisition. The year-over-year change represents timing of strategic purchases and the addition of $0.4 million of Excalibur’s used equipment business inventory.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $0.1 million during the first nine months of fiscal year 2018. Accounts payable increased by $3.7 million during the first nine months of fiscal year 2017, inclusive of the addition of $0.4 million in accounts payable acquired as part of the Excalibur acquisition completed during the period.

●

Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first nine months of fiscal year 2018, we used $1.6 million in cash to pay non-equity performance-based compensation compared with $0.9 million in the first nine months of fiscal year 2017.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first nine months of fiscal year 2018, income taxes payable decreased by $0.3 million whereas in the first nine months of fiscal year 2017, income taxes payable was flat. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first nine months of fiscal year 2018, we invested $5.1 million in capital expenditures, including $1.0 million spent for expanded Service segment capabilities, specifically for our mobile calibration truck fleet and radio-frequency asset capabilities, and $1.5 million spent for rental assets. During the first nine months of fiscal year 2017, we invested $4.1 million in capital expenditures, primarily for additional Service segment capabilities and rental assets. During the first nine months of fiscal year 2018, we had no business acquisitions. During the first nine months of fiscal year 2017, we used $7.0 million for a business acquisition. We generally fund capital expenditures with cash flow from operations and our Revolving Credit Facility.

Financing Activities: During the first nine months of fiscal year 2018, we received $7.1 million from the proceeds of the 2017 Term Loan and $0.8 million in cash was generated from the issuance of common stock. In addition, we used $7.0 million to repay our Revolving Credit Facility, we used $1.2 million in cash for repayment of our term loan and $0.3 million to repurchase shares of our common stock. During the first nine months of fiscal year 2017, we received $9.0 million in net proceeds from a term loan and used approximately $1.9 million in cash for repayment of our Revolving Credit Facility. In addition, we used $0.3 million in cash for payment of holdbacks related to a business acquisition. Commencing in fiscal year 2018, we have revised our non-employee director performance-based compensation program such that any compensation earned under that program will be paid in Company stock awards, rather than in cash. The achievement criteria and the payment parameters (target payment of $20,000 per non-employee director with a maximum payment of $30,000), have not changed.

On December 20, 2017, we filed a universal shelf registration statement on Form S-3 with the SEC. Under the shelf registration statement, we may from time to time in one or more future offerings, issue various types of securities up to an aggregate amount of $50 million. We have no immediate plans to use this registration statement. The SEC declared the shelf registration statement effective on January 5, 2018.

OUTLOOK

The fourth quarter of our fiscal year is an important one as we usually generate approximately one third of our annual operating income in the fourth quarter. We believe we are well positioned and on track for a record year in fiscal 2018. Although still early, we believe our multi-year technology infrastructure and operational excellence initiatives are starting to gain early traction and are positively impacting both segments. Our Service segment continues to strengthen its market position, particularly in the life science space where we believe our value proposition resonates the most, and where regulation and the high cost of failure drive recurring revenue streams. We will continue to focus on leveraging technology as a competitive advantage and a driver of increased margins.

Given the changes to the federal corporate income tax rate, Transcat expects its blended income tax rate for fiscal year 2018 to range between 28% and 29%. For fiscal year 2019, the Company expects its effective income tax rate to be approximately 26%. The Company expects to invest any windfall from the Act in its people, processes and technology.

The Company tightened its capital expenditures expectations for the full year fiscal 2018 to a range of $6.0 million to $6.3 million, which is being used primarily for technology infrastructure investments to drive operational excellence, specific customer-opportunity driven Service capabilities and additional assets for the Company’s growing rental business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.3 million assuming our average borrowing levels remained constant. As of December 23, 2017, $30.0 million was available under our Revolving Credit Facility, of which $11.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also had a $15.0 million (original principal) term loan during the third quarter of fiscal year 2018. The term loan is considered a LIBOR loan. As of December 23, 2017, $14.6 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheet. The term loan requires principal repayments of $0.2 million per month plus interest.

At our option, we borrow from our Revolving Credit Facility and term loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of December 23, 2017, the one-month LIBOR was 1.6%. Our interest rate for the first nine months of fiscal year 2018 ranged from 3.2% to 3.4%. On December 23, 2017, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first nine months of fiscal years 2018 and 2017 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first nine months of fiscal year 2018 and a gain of $0.1 million for the first nine months of fiscal year 2017, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in the fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 23, 2017, we had a foreign exchange contract, which matured in January 2018, outstanding in the notional amount of $5.4 million. The foreign exchange contract was renewed in January 2018 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third quarter of fiscal year 2018) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Index to Exhibits

10.1	Amended and Restated Credit Facility Agreement, dated as of October 30, 2017, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: February 2, 2018	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 2, 2018	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)