Form 10-K
period 2018-03-31
TRANSCAT INC
filed 2018-06-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark one)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [✓]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 22, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $91.0 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 22, 2017, as reported on The NASDAQ Global Market.

The number of shares of common stock of the registrant outstanding as of June 6, 2018 was 7,197,513.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 12, 2018 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

EXPLANATORY NOTE

The registrant was previously a “smaller reporting company” under applicable Securities and Exchange Commission rules and regulations. As of the September 22, 2017 determination date, the registrant met the definition of an “accelerated filer.” In accordance with Item 10(f)(2)(i) of Regulation S-K, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K. The registrant will be transitioning to the disclosure requirements applicable to accelerated filers beginning with the registrant’s Quarterly Report on Form 10-Q for the quarterly period ending June 30, 2018.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, including volatility in the oil and gas industry, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Transcat, Inc. (“Transcat”, the “Company”, “we” or “us”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. We are focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include FAA-regulated businesses, including aerospace and defense industrial manufacturing; energy and utilities, including oil and gas and alternative energy; and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

We conduct our business through two operating segments: service (“Service”) and distribution (“Distribution”). See Note 7 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers in each segment, retaining existing customers and cross-selling to customers to increase our total revenue. We serve approximately 25,000 customers through our Service and Distribution segments, with approximately 25% to 30% of those customers transacting with us through both of our business segments.

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® (“CalTrak®”). Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic on-site services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year ended March 31, 2018 (“fiscal year 2018”), we operated twenty-two calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, and Canada. We also serve our customers on-site at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations where we provide calibration services, and in some cases other related services, exclusively for the customer and where we reside and work every day. We also have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

All of our Calibration Service Centers have obtained ISO/IEC 17025:2005 scopes of accreditation. Our accreditations are the cornerstone of our quality program, which we believe is among the best in the industry. Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in life science and other FDA-regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service, regardless of which of our service centers completes the service.

Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. Through our website, in-house sales team and printed and digital marketing materials, we offer access to more than 125,000 test, measurement and control instruments, including products from approximately 500 leading manufacturers. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Calibrating before shipping means the customer can place their instruments into service immediately upon receipt, saving downtime. Other value-added options we offer through our Distribution segment include equipment kitting (which is especially valued in the alternative energy sector), equipment rentals and used equipment sales.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and provide integrity in our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings and CalTrak®. In our fiscal year ended March 25, 2017 (“fiscal year 2017”) through fiscal year 2018, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ more than 600 people, including approximately 150 in our corporate headquarters. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777. Our website is www.transcat.com. We trade on The NASDAQ Global Market under the ticker symbol “TRNS”.

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

During fiscal year 2017, we made an important, strategic decision to commit capital and leadership investments to advance our “Operational Excellence” initiative. We expect this initiative to result in increased operational efficiency and further differentiation from our competitors as we invest in the information system and process improvements needed to improve our effectiveness and our customers’ experiences. During fiscal year 2018, we began to spend capital and make investments to improve our people, processes, and systems pursuant to our Operational Excellence initiative. Our Operational Excellence is a multi-year, ever-evolving initiative that we believe will deliver certain short-term benefits but is focused on the use of technology and process improvements to create an infrastructure to support our strategic goals over a longer timeframe.

Within the Service segment, our strategy is to drive double-digit revenue growth both through organic expansion and acquisitions. We expect to achieve mid-to-high single digit organic revenue growth in this segment. We have adopted an integrated sales model to drive sales across the enterprise and capitalize on the cross-selling opportunities between our two segments, especially leveraging our Distribution relationships to develop new Service relationships. We leverage these relationships with our unique value proposition which resonates strongly with customers who rely on accredited calibration services and/or laboratory instrument services to maintain the integrity of their processes and/or meet the demands of regulated business environments. Our focused customer base values our superior quality programs and requires precise measurement capability in their processes to minimize risk, waste and defects. We execute this strategy by leveraging our quality programs, metrology expertise, multiple locations, qualified technicians, breadth of capabilities, and on-site and depot service options. Together, this allows us to meet the most rigorous quality demands of our most highly regulated customers while simultaneously being nimble enough to meet their business needs.

We expect to continue to grow our Service business organically by taking market share from other third-party providers and original equipment manufacturers (“OEMs”), as well as by targeting the outsourcing of in-house calibration labs. We believe an important element in taking market share is our ability to expand into new technical capabilities that are in demand by our current and target customer base.

The other component to our Service growth strategy is acquisitions. There are three drivers of our acquisition strategy: geographic expansion, increased capabilities and infrastructure leverage. The majority of our acquisition opportunities have been in the $500 thousand to $5 million annual revenue range, and we are disciplined in our approach to selecting target companies. One focus of our Operational Excellence initiative is to strengthen our acquisition integration process, allowing us to capitalize on acquired sales and cost synergies at a faster pace.

Our Distribution segment strategy is to be the premier distributor of leading handheld test and measurement equipment. Through our vendor relationships we have access to more than 125,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat. In addition to offering pre-shipment value-added services, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We continuously evaluate our offerings and add new in-demand vendors and products. In recent years we have expanded the number of SKU’s that we stock and the number of SKU’s that are sold with pre-shipment calibrations and have increased our focus on digital marketing to capitalize on the ever-growing B2B ecommerce trend.

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

As part of our growth strategy, we completed one business acquisition during our fiscal year 2017:

●	On April 1, 2016, we acquired substantially all of the assets of Excalibur Engineering, Inc. (“Excalibur”). Headquartered in Irvine, California, Excalibur is a provider of calibration services, new and used test equipment sales, and product rentals.

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service capabilities and expertise and leverage our infrastructure. The table below illustrates the strategical drivers for the acquisition executed during our fiscal year 2017:

	Geographic	Increased	Leveraged
	Expansion	Capabilities	Infrastructure
Excalibur	✓	✓	✓

We believe our combined Service and Distribution segment offerings, experience, technical expertise and integrity create a unique and compelling value proposition for our customers, and we intend to continue to grow our business through organic revenue growth and business acquisitions. We consider the attributes of our Service segment which include higher gross margins and recurring revenue streams from customers in regulated industries to be more compelling and scalable than our legacy Distribution segment. For this reason, we expect our Service segment to be the primary source of revenue and earnings growth in future fiscal years. The charts below illustrate Service, Distribution and consolidated revenue over the past five years:

Service Revenue Trend (in millions)	Distribution Sales Trend (in millions)

Consolidated Revenue (in millions)

SEGMENTS

Service Segment

Calibration. Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some specifically defined form. After the calibration has been completed, a decision is made, based on rigorously defined parameters, regarding what, if anything, should be done to the unit to conform to the required standards or specifications. The decision may be to adjust, optimize or repair a unit; limit the use, range or rating of a unit; scrap the unit; or leave the unit as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements. In addition to being an element of quality control and risk management, calibration improves an operation’s productivity and efficiency to optimal levels by assuring accurate, reliable instruments and processes.

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

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and used instruments. We perform over 500,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 13% to 15% of our Service segment revenue, we believe the management of these vendors is highly valued by our customers, and doing so has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

1)	We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
●	in-house services: services are performed at one of our twenty-two Calibration Service Centers (often accompanied by pick-up and delivery services);
●	periodic on-site services: Transcat technicians travel to a customer’s location and provide bench-top or in-line calibration or laboratory services on predetermined service cycles;
●	permanent on-site services: Transcat establishes and manages a calibration service program within a customer’s facility; and
●	mobile calibration services: services are completed on a customer’s property within one of our mobile calibration units.

2)	For companies that maintain an internal calibration operation, we can provide:
●	calibration of primary standards; and
●	overflow capability, either on-site or at one of our Calibration Service Centers, during periods of high demand.

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

Additionally, CalTrak® Online provided our customers with web-based asset management capability and a safe and secure off-site archive of calibration and other service records that can be accessed 24 hours a day through our secure password-protected website.

Our newly developed cloud-based customer portal and asset management tool, C3®, replaced CalTrak® Online in our fiscal year 2018. C3® stands for Compliance, Control and Cost, and at Transcat we see these as the major areas of focus for our clients within the regulatory environment as it relates to instrument calibration. We specifically designed C3® to assist our customers in increasing efficiency, driving compliance to quality system and enhancing control of instrumentation, all while bringing their overall metrology costs down. Understanding the regulated environments that our clients operate within, we customized the platform to allow for single system of record utilization via capabilities that allow clients to track and manage instruments maintained internally in addition to instruments supported by Transcat. C3® is validated to 21 CFR Part 820.75 and 21 CFR Part 11 to meet stringent FDA requirements.

Through CalTrak®, CalTrak® Online and C3®, each customer calibration is tracked and automatically cross-referenced to the assets used to perform the calibration, providing traceability.

Service Marketing and Sales. Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets by leveraging our unique value proposition, including our broad geographic footprint and comprehensive suite of services. We target regulated, enterprise customers with multiple manufacturing operations throughout North America. We leverage our ability to manage the complete life cycle of instrumentation from purchase of calibrated equipment to long-term service and maintenance requirements. Connecting all the dots by using new and used product sales, rentals, and repair and calibration services is the goal of our marketing and sales initiatives. We also have a team of customer success managers focused on delivering ever-increasing value for our existing customers. We utilize print media, trade shows and web-based initiatives to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including life science and other FDA-regulated industries, aerospace and defense, energy and utilities, and chemical manufacturing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations.

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

We differentiate ourselves from our competitors by demonstrating our commitment to quality, having a wide range of capabilities that are tailored to the markets we serve, having a geographical footprint that spans North America and providing a comprehensive suite of services that spans many manufacturers and is not limited to certain product lines or brands. Our unique ability to bundle our products with our LIS and calibration services also provides a high level of differentiation from our competitors. As one of the only North American LIS and calibration service providers who also distributes product, our customers can seamlessly replace instruments that cannot be calibrated or are otherwise deemed to be at end of life. Our close knowledge of the products we distribute also allows our service staff to consult and advise customers on what products are best suited for their in-house calibration needs. We also believe that our proprietary software is a key differentiator from our competitors. CalTrak® Online and C3® are utilized by our customers in an integrated manner, providing a competitive barrier as customers realize synergies and efficiencies as a result of this integration.

In fiscal year 2018, we continued to expand our range of capabilities by making significant capital and staffing investments in reference-level radio frequency/microwave calibration capabilities, including adding a widely-respected Director of Metrology. This allowed us to increase business with our prestigious clients in the enterprise computer manufacturing and aerospace defense sectors. In addition, we grew our mobile calibration laboratory fleet and added the ability to carry inventory and sell products while onsite. This was done to strategically target onsite calibration and instrument sales to the wind energy sector. We believe this mobile approach combined with our high-quality significantly improves our differentiation in this space.

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

Service Quality. The accreditation process is the only system currently in existence that validates measurement competence. To ensure that the quality and consistency of our calibrations are consistent with the global metrology network, designed to standardize measurements worldwide, we have sought and achieved international levels of quality and accreditation to provide uniformity across all locations with advanced levels of training for our technical staff. Our Calibration Service Centers are accredited to ISO/IEC 17025:2005 by ANSI-ASQ National Accreditation Board (“ANAB”) and other accrediting bodies. These accrediting bodies are signatories to the International Laboratory Accreditation Cooperation (“ILAC”), are proficient in the technical aspects of the chemistry and physics that underlie metrology, and provide an objective, third-party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes. Accreditation also requires that all measurement standards used for accredited measurements have a fully documented path, known as Metrological Traceability, through the National Institute of Standards and Technology or the National Research Council (the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our Calibration Service Center, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards, all inclusive of measurement uncertainties.

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

Acquired calibration labs might use other quality registration systems. We continually evaluate when to integrate acquired quality systems with the focus on minimizing business disruptions and disruptions to our customers while maintaining our focus on quality.

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

We believe that a customer chooses a distributor based on a number of different criteria, including product availability, price, ease of doing business, timely delivery and accuracy of orders, consistent product quality, technical competence of the representative serving them and availability of value-added services. The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel, and products are typically obtained from one or more distributors as replacements, upgrades, or for expansion of manufacturing and research and development facilities. As a result, sales to Distribution customers are somewhat unpredictable and potentially non-recurring. Our online presence, including our website and e-newsletters; Master Catalog; supplemental mailings and other sales and marketing activities are designed to create demand and maintain a constant presence in front of our customers to ensure we receive the order when they are ready to purchase.

We provide our customers with value-added services, including technical support, to ensure our customers receive the right product for their application, and more comprehensive instrument suitability studies to customers in regulated industries who are concerned about the technical uncertainties that their testing or in-process instruments may bring to a process. We consider our biggest value-added service for our Distribution customers is the option to have calibration service performed on their new product purchases prior to shipment, allowing them to place newly acquired equipment directly into service upon receipt, saving downtime. We also offer online procurement, credit card payment options, same day shipment of in-stock items, kitted products, the option to rent, training programs and a variety of custom product offerings. Items are regularly added to and deleted from our product offerings on the basis of customer demand, recommendations of suppliers, sales volumes and other factors. Because of the breadth of our product and service offerings, we are often a “one-stop shop” for our customers who gain operational efficiency by dealing with just one distributor for most or all of their test and measurement instrumentation needs.

In fiscal year 2018, our Distribution segment performed well against our corporate strategy. We grew our core set of customers while focusing on strategic pricing initiatives that drove incremental gross profit. Our focus on higher margin channels such as used equipment and rentals will be a continual focus to bolster profitability in the Distribution segment. This effort is intended to offset competitive pressures in our legacy distribution business.

Distribution Marketing and Sales.  We market, create demand and sell to our customers through multiple direct sales channels including our website, digital and print advertising, proactive outbound sales and an inbound call center. Our outbound and inbound sales teams are staffed with technically trained personnel who are available to help guide product selection. Our website serves as a sales channel for our products and services, and provides search capability, detailed product information, in-stock availability, selection guides, demo videos and downloadable product specification sheets. We have made investments in our website to implement the latest marketing technologies which allow us to provide an intuitive customer experience, with simple product comparison and quoting, ease at checkout and automated post-order follow-up. We also operate and maintain several industry-specific service websites, obtained through recent acquisitions.

We use a multichannel approach to reach our customers and prospective customers including our Master Catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs. Our digital marketing strategy includes ongoing investment in search engine optimization, application-specific digital content, pay-per-click search engine advertising, and product listings on online marketplaces such as Amazon and Google Shopping. We continue to invest in back-end technologies designed to provide a seamless customer experience across all our marketing channels. During fiscal year 2018, we proactively communicated with our customers and prospective customers through direct mail catalogs, email newsletters, vertical email drip campaigns, retargeting ads, educational webinars, and outbound sales calls. Some of the key factors that determine the marketing materials a customer may receive include relevancy of new product introductions, current promotions, purchase history, the customer’s market segment, and the contact’s job function.

As a result of strong relationships with our product vendors and our historical marketing program results, we have the opportunity to carry out co-branded marketing initiatives, aimed at our existing customers and our prospective customer base, for which we receive cooperative advertising support. These co-branded marketing initiatives typically feature specific vendors, new products or targeted product categories and take the form of direct mailers, web-based initiatives or outbound sales efforts.

Distribution Competition. The distribution market for industrial test and measurement instrumentation is fragmented and highly competitive. Our competitors range from large national distributors and manufacturers that sell directly to customers to small local distributors and online distributors. Key competitive factors typically include customer service and support, quality, lead time, inventory availability, brand recognition and price. To address our customers’ needs for technical support and product application assistance, we employ a staff of highly trained technical sales specialists. In order to maintain this competitive advantage, technical training is an integral part of developing our sales staff. To differentiate ourselves from competitors, we offer pre-shipment calibration or performance data reports which allow customers to receive our products and immediately place them into service, saving them downtime and money.

Online distributors, including Amazon for lower price-point products, have become prominent competitors for sales of handheld test and measurement equipment, competing primarily on price. While online competitors lack the value-added services we offer in our Distribution segment, they have been successful in capturing some market share in the worldwide market for test and measurement instruments. To stay ahead of growing competition from these online distributors and in keeping with the general trend of increased use of e-commerce, we continue to invest in our digital platform including a well-indexed website with improved design and functionality. In addition, we have diversified our offerings by expanding the brands and product lines that we offer and adding higher gross margin equipment rentals and used equipment sales, which we believe makes Transcat unique among our competitors.

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 500 suppliers of brand name and private-labeled equipment. In fiscal year 2018, our top 10 vendors accounted for approximately 63% of our aggregate Distribution business.

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

Distribution Operations. Our Distribution operations primarily take place at our 37,250 square-foot facility in Rochester, New York and a 12,600 square-foot facility in Portland, Oregon. With the growth of the distribution business over the past few years we are investing in the expansion of our Rochester warehouse by adding approximately 7,000 square feet of additional warehouse space. The Rochester location also serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. The Portland location also is a Calibration Service Center. In fiscal year 2018, we shipped approximately 35,000 product orders, in the aggregate, from both locations. We also have two smaller warehouse facilities. Our Wisconsin warehouse fulfills orders for certain large industrial scales and our Irvine, California warehouse fulfills orders for stock used and rental equipment. The Irvine, California location was added in fiscal year 2017 with the Excalibur acquisition.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $3.0 million and $3.6 million as of March 31, 2018 and March 25, 2017, respectively.

CUSTOMER SERVICE AND SUPPORT

Key elements of our customer service approach are our field business development sales team, outbound sales team, account management team, inbound sales and customer service organization. To ensure the quality of service provided, we monitor our customer service through customer surveys, call monitoring and daily statistical reports.

Customers may place orders via:

●	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
●	Fax at 1-800-395-0543;
●	Telephone at 1-800-828-1470;
●	Email at sales@transcat.com; or
●	Online at transcat.com

INFORMATION REGARDING EXPORT SALES

In fiscal years 2016 through 2018, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2018, approximately 14% were denominated in U.S. dollars and the remaining 86% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

INTELLECTUAL PROPERTY

We have federally registered trademarks for Transcat®, CalTrak® and C3®, which we consider to be of material importance to our business. The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our CalTrak® trademark is also registered in Canada for one class with the Canada Intellectual Property Office. Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

We have filed an application with the U.S. Patent & Trademark Office to trademark in one class the brand name “Procision” in the United States. The U.S. Patent & Trademark Office is currently examining the application.

In addition, we own www.transcat.com and www.transcat.ca. As with phone numbers, we do not have, and cannot acquire any property rights to an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

SEASONALITY

Our business has certain historical seasonal factors. Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to the operating cycles of our industrial sector customers.

FISCAL YEAR

We operate on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2018 consisted of 53 weeks while fiscal year 2017 consisted of 52 weeks. Fiscal year 2019 will have 52 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2018, we had 606 employees, including 35 part-time employees, compared with 585 employees, including 27 part-time employees, at the end of fiscal year 2017.

MANAGEMENT TEAM

The following table presents certain information regarding our management team, including our executive officers and certain key employees as of March 31, 2018:

Name	Age	Position
Lee D. Rudow	53	President and Chief Executive Officer
Michael J. Tschiderer	58	Vice President of Finance and Chief Financial Officer
Robert A. Flack	48	Vice President of Service Sales and Operations
Jennifer J. Nelson	47	Vice President of Human Resources
Michael W. West	47	Vice President of Inside Sales and Marketing
Benjamin P. Hawley	61	Vice President of Operational Excellence
Scott D. Deverell	52	Corporate Controller and Principal Accounting Officer

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

Volatility in the oil and gas industry has, in the past, had and could continue to have a negative impact on our operating results. A portion of our products and services customer base is directly or indirectly related to the oil and gas industry. As a result, demand for some of our products is dependent on the level of expenditures by the oil and gas industry. In addition to the more significant impact on our Distribution segment, an extended downturn in the oil and gas industry or continued volatility in oil and gas prices could impact customers’ demand for some of our services (generally excluding life sciences, our largest industry customer sector), which could have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 31, 2018, we owed $22.9 million to our secured creditor, a commercial bank, including $14.1 million we borrowed on October 30, 2017 via a $15.0 million term loan to fund acquisitions and provide us additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Changes in interest rates may have a significant effect on our payment obligations and operating results. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on The NASDAQ Global Market, we have historically experienced a relatively low trading volume of approximately 10,000 shares a day. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

If significant existing shareholders sell large numbers of shares of our common stock, our stock price could decline. The market price of our common stock could decline if a large number of our shares are sold in the public market by our existing shareholders or as a result of the perception that such sales could occur. Due to the relatively low trading volume of our common stock, the sale of a large number of shares of our common stock may significantly depress the price of our common stock.

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

We may not successfully integrate business acquisitions. We completed one acquisition during fiscal year 2017. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration involves many challenges, including:

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

Any impairment of goodwill or intangible assets could negatively impact our results of operations. Our goodwill and intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition. We have completed our annual impairment analysis for goodwill and indefinite-lived intangible assets, in accordance with the applicable accounting guidance, and have concluded that we do not have any impairment of goodwill or intangible assets as of March 31, 2018.

The financing of any future acquisitions we might make may result in shareholder dilution and/or could increase our leverage and our risk of defaulting on our bank debt. Our business strategy includes expansion into new markets and enhancement of our position in existing markets, including via acquisitions. In order to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute your stock ownership. We may also incur additional debt if we acquire another company, which could increase our leverage and our risk of default under our existing credit facility.

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

The U.S. Congress and Trump administration may make substantial changes to fiscal, tax, regulation and other federal policies that may adversely affect our business. In 2017, U.S. Congress and the Trump administration made substantial changes to U.S. fiscal and tax policies, which included comprehensive corporate and individual tax reform. These changes, in the aggregate, were favorable for the Company. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Tax legislation initiatives could adversely affect our net earnings and tax liabilities. We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be enacted that could adversely affect our tax positions. Tax laws and regulations are extremely complex and subject to varying interpretations. On December 22, 2017, President Trump enacted tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%. Notwithstanding the positive impacts of the Tax Act, guidance is still forthcoming, and no assurance can be made that future guidance will not adversely affect our business, financial condition, or operating results. Although we believe that our tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

Competition in our Distribution segment is changing with an increase in web-based distributors. We may not be able to compete successfully. We face substantial and increased competition throughout the world, especially in our Distribution segment. The competition is changing, with web-based distributors becoming more prevalent and increasing their market share. Some of our competitors are much larger than us. Changes in the competitive landscape pose new challenges that could adversely affect our ability to compete. Entry or expansion of other vendors into this market may establish competitors that have larger customer bases and substantially greater financial and other resources with which to pursue marketing and distribution of products. Their current customer base and relationships, as well as their relationships and ability to negotiate with manufacturers, may also provide them with a competitive advantage. If we are unable to effectively compete with our current and future competitors, our ability to sell products could be harmed and could result in a negative impact on our Distribution segment. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

Cybersecurity incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition. We rely extensively on information technology (“IT”) systems for orders and the storage, processing and transmission of our electronic, business-related, information assets used in or necessary to conduct business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures known as advanced persistent threats. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data or proprietary information and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, compromised employee, customer, or third-party information, litigation with third parties, regulatory actions, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our business and results of operations. In addition, the laws and regulations governing security of data on IT systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect IT systems and data and complying with new cybersecurity regulations.

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

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar. During fiscal years 2018 and 2017, less than 10% of our total revenues were denominated in Canadian dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar impacts our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal years 2018 and 2017, the value of the U.S. dollar relative to one Canadian dollar ranged from 1.21 to 1.37 and from 1.25 to 1.36, respectively.

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

Our revenue depends on retaining capable sales personnel and highly skilled service technicians as well as maintaining existing relationships with key customers, key vendors and manufacturers of the products that we distribute. Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel and skilled service technicians as well as key customers, vendors and manufacturers who appreciate the value of our services. Qualified sales personnel and skilled service technicians are in high demand and are subject to competing offers. We believe there is, and will continue to be, competition for qualified personnel in our industry, and there is no assurance that we will be able to attract or retain the personnel necessary for the development of our business. If we fail to maintain our existing relationships with such personnel, customers, vendors and manufacturers or fail to acquire relationships with such key persons in the future, our business and results of operations may be adversely affected.

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

Changes in accounting standards, legal requirements and the NASDAQ Global Market listing standards, or our ability to comply with any existing requirements or standards, could adversely affect our operating results. Extensive reforms relating to public company financial reporting, corporate governance and ethics, The NASDAQ Global Market listing standards and oversight of the accounting profession have been implemented over the past several years and continue to evolve. Compliance with these rules, regulations and standards that have resulted from such reforms has increased our accounting and legal costs and has required significant management time and attention. In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergoes additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse effect on our results of operations. In addition, although we believe we are in full compliance with all such existing rules, regulations and standards, should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely affected and the market price of our common stock could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table presents our leased and owned properties as of March 31, 2018:

		Approximate Square
Property	Location	Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	37,300
Calibration Service Center	Los Angeles, CA	12,000
Calibration Service Center	Boston, MA	4,000
Calibration Service Center	Toronto, ON	14,200
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Cherry Hill, NJ	10,800
Calibration Service Center	Dayton, OH	10,500
Calibration Service Center	Denver, CO	19,400
Calibration Service Center	Houston, TX	10,300
Calibration Service Center and Used Equipment Distribution Center	Irvine, CA	11,100
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,500
Calibration Service Center	Nashville, TN	6,000
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Phoenix, AZ	4,200
Calibration Service Center and Distribution Center	Portland, OR	12,600
Calibration Service Center	San Juan, PR	1,600
Calibration Service Center	St. Louis, MO	4,400
United Scale & Engineering:
Calibration Service Center	Green Bay, WI	3,300
Calibration Service Center and Warehouse	Madison, WI	6,000
Calibration Service Center and Warehouse	Milwaukee WI	16,000
Calibration Service Center	Ft. Wayne, IN	3,600
Calibration Service Center	San Diego, CA	5,500
Spectrum Technologies Inc. (“STI”):
Unaccredited Service Center and Warehouse	Paxinos, PA	14,500
STI Satellite Service Office	Bakersfield, CA	1,200
STI Satellite Service Office	Toronto, ON	900
STI Satellite Service Office	Birmingham, AL	500
STI Satellite Service Office	Melrose, FL	200
STI Satellite Service Office	Mt. Airy, NC	200
STI Satellite Service Office	LaCrosse, WI	300
STI Satellite Service Office	Omaha, NE	800
Mobile Service Unit and Offices	Pittsburgh, PA	6,300
Warehouse (1)	Lincoln, MT	5,400

(1)	Property owned by the Company

We believe that our properties are in good condition, are well maintained and are generally suitable and adequate to carry on our business in its current form.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Global Market under the symbol “TRNS”. As of June 6, 2018, we had approximately 440 shareholders of record.

PRICE RANGE OF COMMON STOCK

The following table presents, on a per share basis, for the periods indicated, the high and low reported sales prices of our common stock as reported on The NASDAQ Global Market for each quarterly period in fiscal years 2018 and 2017:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal Year 2018:
High	$12.85	$13.85	$15.15	$16.49
Low	$11.60	$11.95	$12.00	$13.05

Fiscal Year 2017:
High	$11.85	$11.05	$11.00	$14.05
Low	$9.38	$8.26	$10.00	$10.30

DIVIDENDS

Our credit agreement, as amended, limits our ability to pay cash dividends to $3.0 million in any fiscal year. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total	Weighted	Shares Purchased as	Approximate Dollar Value)
	Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)
12/24/2017-1/23/2018	1,180 (2)	$14.25 (2)	-	-

1/24/2018-2/23/2018	-	-	-	-

2/24/2018-3/31/2018	-	-	-	-

Total	1,180	$14.25	-	-

(1)

We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during fiscal year 2018.

(2)	Shares repurchased from a former employee of the Company in accordance with the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, and in connection with the exercise of options in which the exercise price was paid through the tender of common stock that the employee otherwise owned.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2018 and the previous four fiscal years (in thousands, except per share data). Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	For the Fiscal Years Ended
	March 31,	March 25,	March 26,	March 28,	March 29,
	2018	2017	2016	2015	2014
Statements of Income Data:
Total Revenue	$155,141	$143,898	$122,166	$123,624	$118,508
Total Cost of Revenue	117,700	108,928	93,047	94,537	88,718
Gross Profit	37,441	34,970	29,119	29,087	29,790
Operating Expenses	28,415	27,036	22,817	22,319	23,085
Operating Income	9,026	7,934	6,302	6,768	6,705
Interest and Other Expense, net	1,078	770	295	345	259
Income Before Income Taxes	7,948	7,164	6,007	6,423	6,446
Provision for Income Taxes	2,026	2,642	1,883	2,397	2,462
Net Income	$5,922	$4,522	$4,124	$4,026	$3,984

Share Data:
Basic Earnings Per Share	$0.83	$0.65	$0.60	$0.59	$0.56
Basic Average Shares Outstanding	7,124	6,994	6,887	6,798	7,080
Diluted Earnings Per Share	$0.81	$0.64	$0.58	$0.57	$0.54
Diluted Average Shares Outstanding	7,303	7,111	7,121	7,059	7,357
Closing Price Per Share	$15.65	$12.52	$10.14	$9.59	$9.28

	As of or for the Fiscal Years Ended
	March 31,	March 25,	March 26,	March 28,	March 29,
	2018	2017	2016	2015	2014
Balance Sheets and Working Capital Data:
Inventory, net	$12,651	$10,278	$6,520	$6,750	$6,181
Property and Equipment, net	17,091	15,568	12,313	9,397	7,089
Goodwill and Intangible Assets, net	38,245	40,039	37,323	24,477	20,035
Total Assets	96,822	92,097	76,707	62,149	53,874
Depreciation and Amortization	5,991	6,184	3,946	3,090	2,945
Capital Expenditures	5,882	5,250	4,101	3,500	1,961
Debt	22,850	27,312	19,073	12,168	7,593
Shareholders' Equity	51,348	43,401	38,911	34,318	30,083

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2018 with its 36th consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as the addition of acquired customers over those 36 quarters. In addition to acquiring customer bases, the business acquisitions that we made have been heavily focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies. Our organic Service revenue growth was 8.9% for fiscal year 2018 compared to fiscal year 2017. However, the Service segment gross margin declined by 110 basis points. This year-over-year decline was primarily due to Service segment technician productivity challenges earlier in fiscal year 2018. Our Service segment ended fiscal year 2018 with a strong new business pipeline and a substantial backlog of work-in-process, supporting the anticipated continued trend of revenue growth in this segment.

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

Sales in our Distribution segment are generally not consumable items but are instruments purchased as replacements, upgrades or for expansion of manufacturing or research and development facilities. As such, this segment can be heavily impacted by changes in the economic environment. As customers increase or decrease capital and discretionary spending, our Distribution sales will typically be directly impacted. In fiscal year 2018, Distribution sales growth reflected higher demand from industrial customers, especially those sold through our independent sales representative network, increased rental business and web-based sales. In fiscal year 2017, our Distribution segment showed improved performance over the prior year as we implemented initiatives to expand and diversify our offerings in this segment. The initiatives implemented in fiscal year 2017 include adding new in-demand vendors and product lines, expanding the number of SKU’s that we offer with and without pre-shipment calibration and offering equipment rental and used equipment options. Management believes this diversification strategy will mitigate the impact that any particular industry or sector will have on the overall performance of this segment as well as help to further differentiate us from our competitors going forward.

Financial Overview. In evaluating our results for fiscal year 2018, investors should consider that Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2018 consisted of 53 weeks while fiscal year 2017 consisted of 52 weeks.

Total revenue for fiscal year 2018 was $155.1 million. This represented an increase of $11.2 million or 7.8% versus the total revenue of $143.9 million for fiscal year 2017. The growth achieved in both of our segments was all organic.

Service revenue increased 8.9% to $77.4 million in fiscal year 2018. Service revenue now accounts for 49.9% of our total revenue. Of our Service revenue in fiscal year 2018, 83.8% was generated by our Calibration Service Centers while 14.5% was generated through subcontracted third-party vendors, compared with 84.4% and 13.8%, respectively, in fiscal year 2017. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales increased 6.7% to $77.7 million in fiscal year 2018. Distribution sales account for 50.1% of our total revenue. Sales to domestic customers comprised 91.2% of total Distribution sales in fiscal year 2018, while 6.6% were to Canadian customers and 2.2% were to customers in other international markets.

Total gross profit increased $2.5 million or 7.1% during fiscal year 2018 versus fiscal year 2017. Total gross margin was 24.1%, a 20 basis point reduction compared with gross margin of 24.3% in fiscal year 2017. Service gross margin was 25.7% in fiscal year 2018 compared with 26.8% in fiscal year 2017. Distribution gross margin was 22.5% in fiscal year 2018 compared with 21.9% in fiscal year 2017.

Operating expenses were $28.4 million, or 18.3% of total revenue, in fiscal year 2018 compared with $27.0 million, or 18.8% of total revenue, in fiscal year 2017. Operating income was $9.0 million in fiscal year 2018 compared with $7.9 million in fiscal year 2017.

Net income for fiscal year 2018 was $5.9 million, a $1.4 million improvement over fiscal year 2017. Diluted earnings per share improved $0.17 in fiscal year 2018 compared with fiscal year 2017, to $0.81 per diluted share.

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

Inventory. Inventory consists of products purchased for resale and is valued at the lower of cost or net realizable value. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of our inventory. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences or increasing competition. We believe these risks are largely mitigated because our inventory typically turns several times per year. We evaluate the adequacy of the reserve on a quarterly basis.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 31, 2018, we had $32.7 million of recorded goodwill.

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

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the results of our reviews, we have determined that no impairment was indicated as of March 31, 2018 and March 25, 2017.

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

We grant performance-based restricted stock units as a primary component of executive compensation. The units generally vest following the third fiscal year from the date of grant and some of these grants are subject to certain cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for these performance-based restricted stock units will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

Stock options vest either immediately or over a period of up to four years using a straight-line basis, and expire either five years or ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2018 and 2017, the components of our Consolidated Statements of Income.

	FY 2018	FY 2017
As a Percentage of Total Revenue:
Service Revenue	49.9%	49.4%
Distribution Sales	50.1%	50.6%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	25.7%	26.8%
Distribution Gross Profit	22.5%	21.9%
Total Gross Profit	24.1%	24.3%

Selling, Marketing and Warehouse Expenses	10.7%	11.5%
General and Administrative Expenses	7.6%	7.3%
Total Operating Expenses	18.3%	18.8%

Operating Income	5.8%	5.5%

Interest and Other Expense, net	0.7%	0.5%

Income Before Income Taxes	5.1%	5.0%
Provision for Income Taxes	1.3%	1.9%
Net Income	3.8%	3.1%

FISCAL YEAR ENDED MARCH 31, 2018 COMPARED TO FISCAL YEAR ENDED MARCH 25, 2017 (dollars in thousands):

Revenue:

	For the Years Ended
	March 31,	March 25,	Change
	2018	2017	$	%
Revenue:
Service	$77,445	$71,103	$6,342	8.9%
Distribution	77,696	72,795	4,901	6.7%
Total	$155,141	$143,898	$11,243	7.8%

Total revenue increased $11.2 million, or 7.8%, from fiscal year 2017 to fiscal year 2018.

Service revenue, which accounted for 49.9% and 49.4% of our total revenue in fiscal years 2018 and 2017, respectively, increased $6.3 million, or 8.9% from fiscal year 2017 to fiscal year 2018. This year-over-year increase was all organic as we took market share, particularly in the life science sector, and experienced growth in general industrial manufacturing sector which includes both the defense and aerospace markets and raised prices where appropriate. When normalizing for the extra days from fiscal year 2018’s 53 weeks, the Company estimates that its full year revenue growth was approximately 6%.

Our fiscal years 2018 and 2017 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2018				FY 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	12.4%	7.5%	7.6%	7.6%	11.2%	25.4%	19.4%	26.9%

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The growth in fiscal year 2018 versus fiscal year 2017 was all organic growth, while the growth in fiscal year 2017 versus fiscal year 2016 reflected both organic growth and acquisitions. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2018 and 2017 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2018				FY 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$77,445	$75,016	$73,702	$72,410	$71,103	$69,132	$65,599	$62,842
Service Revenue Growth	8.9%	8.5%	12.4%	15.2%	20.1%	23.2%	19.7%	18.1%

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

	FY 2018				FY 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	84.2%	83.9%	83.6%	83.5%	85.1%	84.3%	83.6%	84.3%
Outsourced	14.2%	14.4%	14.7%	14.7%	13.0%	13.9%	14.6%	13.8%
Freight Billed to Customers	1.6%	1.7%	1.7%	1.8%	1.9%	1.8%	1.8%	1.9%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 50.1% and 50.6% of our total revenue in fiscal years 2018 and 2017, respectively. Distribution sales increased $4.9 million, or 6.7% compared to fiscal year 2017. This year-over-year increase in sales reflects higher demand from industrial customers, including those sold through our independent representative network and increased rental revenues. The growth in fiscal year 2018 versus fiscal year 2017 was all organic growth, while the growth in fiscal year 2017 versus fiscal year 2016 reflected both organic growth and acquisitions. Our fiscal years 2018 and 2017 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2018				FY 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	8.3%	6.7%	0.9%	11.4%	23.7%	25.4%	14.7%	(1.0%)

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments decreased $0.7 million, or 18.1%, at the end of fiscal year 2018 compared to the end of fiscal year 2017. Backorders at the end of fiscal year 2018 were $2.1 million, down from $2.7 million at the end of fiscal year 2017. The year-over-year decreases in pending product shipments and backorders can be attributed to the significant increase in fourth quarter distribution sales compared to the prior year. The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2018 and 2017 and our historical trend of total pending product shipments:

	FY 2018				FY 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments % of Pending Product	$2,965	$3,929	$3,940	$3,513	$3,622	$3,989	$3,530	$3,469
Shipments that were Backorders	71.3%	71.4%	74.2%	69.6%	73.5%	66.18%	74.9%	69.8%

Gross Profit:
	For the Years Ended
	March 31,	March 25,	Change
	2018	2017	$	%
Gross Profit:
Service	$19,922	$19,039	$883	4.6%
Distribution	17,519	15,931	1,588	10.0%
Total	$37,441	$34,970	$2,471	7.1%

Total gross profit in fiscal year 2018 was $37.4 million, an increase of $2.5 million or 7.1% from fiscal year 2017. As a percentage of total revenue, total gross margin was 24.1% in fiscal year 2018, a 20 basis point reduction compared to 24.3% during fiscal year 2017.

Service gross profit increased $0.9 million, or 4.6%, from fiscal year 2017 to fiscal year 2018. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. The mix of services provided to customers may also affect gross margins in any given period. Annual Service gross margin decreased by 110 basis points from fiscal year 2017 to fiscal year 2018. This year-over-year decline was primarily due to technician productivity challenges earlier in fiscal year 2018 and the mix of services provided. The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2018				FY 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	28.5%	25.0%	23.7%	25.1%	30.0%	24.7%	24.4%	27.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2018				FY 2017
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Distribution Gross Margin	22.6%	23.0%	21.7%	22.8%	20.7%	22.6%	22.2%	22.0%

Annual Distribution segment gross margin improved 60 basis points in fiscal year 2018 compared to fiscal year 2017. This year-over-year improvement in gross margin was driven by increased sales in our higher-margin equipment rental business and an improved customer mix, which for us means a higher percentage of total sales to end user customers and reduction in sales to wholesale or intermediary reseller type customers. It also reflects the increase in rental revenues which have higher gross margins.

Operating Expenses:

	For the Years Ended
	March 31,	March 25,	Change
	2018	2017	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$16,564	$16,554	$10	0.1%
General and Administrative	11,851	10,482	1,369	13.1%
Total	$28,415	$27,036	$1,379	5.1%

Operating expenses increased $1.4 million, or 5.1%, from fiscal year 2017 to fiscal year 2018. As a percentage of total revenue, operating expenses decreased from 18.8% in fiscal year 2017 to 18.3% in fiscal year 2018. Selling, marketing and warehouse expenses were flat year-over-year as increased selling and marketing expenses were offset by reduced acquisition related amortization expense. The year-over-year increase in General and Administrative expenses was primarily due to our continued investment in technology infrastructure improvements and Operational Excellence initiatives.

Provision for Income Taxes:

	For the Years Ended
	March 31,	March 25,	Change
	2018	2017	$	%
Provision for Income Taxes	$2,026	$2,642	$(616)	(23.3%)

Our effective tax rates for fiscal years 2018 and 2017 were 25.5% and 36.9%, respectively. The year-over-year decrease largely reflects the enactment of the Tax Act which was signed into law on December 22, 2017. The Tax Act required us to reduce our U.S. net deferred tax liabilities. The Tax Act also required us to use a blended U.S. federal tax rate of the old rates and the new rates because we are a fiscal year taxpayer and, as a result, we will phase in the lower corporate income tax rate. We expect our future effective tax rate of U.S. Federal, state and Canadian income taxes to be approximately 25.0% to 27.0%.

Net Income:

	For the Years Ended		Change
	March 31,	March 25,
	2018	2017	$	%
Net Income	$5,922	$4,522	$1,400	31.0%

Net income for fiscal year 2018 showed a 31.0% improvement when compared to fiscal year 2017. As a percentage of revenue, net income was 3.8% in fiscal year 2018, up from 3.1% in fiscal year 2017. This year-over-year change reflects higher operating income, as a percentage of revenue and a lower provision for income taxes offset by higher interest and other expense.

Adjusted EBITDA:

In addition to reporting net income, a U.S. GAAP (“GAAP”) measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	For the Years Ended
	March 31,	March 25,
	2018	2017
Net Income	$5,922	$4,522
+ Interest Expense	1,018	719
+ Other Expense / (Income)	60	51
+ Tax Provision	2,026	2,642
Operating Income	$9,026	$7,934
+ Depreciation & Amortization	5,991	6,184
+ Other (Expense) / Income	(60)	(51)
+ Noncash Stock Compensation	1,411	453
Adjusted EBITDA	$16,368	$14,520

During fiscal year 2018, Adjusted EBITDA was $16.4 million, an increase of $1.8 million or 12.7% compared to fiscal year 2017. As a percentage of revenue, Adjusted EBITDA was 10.6% during fiscal year 2018, a 50 basis point increase versus fiscal year 2017. The difference between the increase in Adjusted EBITDA and increase in net income during fiscal year 2018 is primarily driven by increased non-cash stock compensation expense and the impact of the Tax Act on our tax provision.

LIQUIDITY AND CAPITAL RESOURCES

On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Agreement”), which amended and restated our prior credit facility agreement. The 2017 Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of March 31, 2018, $30.0 million was available under the Revolving Credit Facility, of which $8.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. The 2017 Agreement also increased the amount of the Company’s outstanding term loan to $15.0 million (the “2017 Term Loan”), replacing the previous term loan. The excess funds of the 2017 Term Loan over the previous term loan were used to repay amounts outstanding under the Revolving Credit Facility. As of March 31, 2018, $14.1 million was outstanding on the 2017 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheet with the remainder included in long-term debt. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the 2017 Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During fiscal year 2018, no borrowings were used for business acquisitions.

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

The 2017 Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The allowable leverage ratio under the 2017 Agreement remains at a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. We were in compliance with all loan covenants and requirements during fiscal year 2018. Our leverage ratio, as defined in the 2017 Agreement, was 1.40 at March 31, 2018, compared with 1.88 at March 25, 2017.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Fiscal Years Ended
	March 31,	March 25,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$9,874	$7,544
Investing Activities	(5,871)	(12,168)
Financing Activities	(3,980)	4,768

Operating Activities: Net cash provided by operating activities was $9.9 million during fiscal year 2018 compared to $7.5 million during fiscal year 2017 primarily due to changes in net working capital (defined as current assets less current liabilities). The significant changes in net working capital were:

●	Cash: Cash decreased $0.3 million during fiscal year 2018. The decrease was primarily due to the timing of payments towards our long-term debt.

●

Receivables: Accounts receivable increased by a net amount of $3.0 million during fiscal year 2018. Accounts receivable increased by a net amount of $5.0 million during fiscal year 2017, inclusive of $0.9 million of accounts receivable acquired as part of the assets acquired during a business acquisition within the period. Excluding acquired accounts receivable, the year-over-year change would be an increase of $4.1 million which reflects the increases in Company revenues plus the timing of collections. The following table illustrates our days sales outstanding as of March 31, 2018 and March 25, 2017:

	March 31,	March 25,
	2018	2017
Net Sales, for the last two fiscal months	$31,938	$28,684
Accounts Receivable, net	$24,684	$22,049
Days Sales Outstanding	46	46

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $2.4 million during fiscal year 2018. Our inventory balance increased $3.8 million during fiscal year 2017 inclusive of $0.4 million in inventory acquired as part of the Excalibur acquisition. The year-over-year change represents the timing of strategic purchases in fiscal year 2018 and the addition of $0.4 million of Excalibur’s used equipment business inventory.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable increased by $1.9 million during fiscal year 2018 and $3.1 million during fiscal year 2017, largely due to the timing of inventory and other payments in the respective period. The increase in fiscal year 2017 is also inclusive of the addition of $0.4 million in accounts payable acquired as part of the Excalibur acquisition completed during the period.

●

Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and the timing of payments to employees. During fiscal year 2018, accrued compensation and other liabilities decreased by $0.7 million due to the timing of certain accrual payments. During fiscal year 2017, accrued compensation and other liabilities decreased by $1.8 million, inclusive of $2.2 million in net payments of previously accrued contingent consideration and holdback payments related to business acquisitions.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2018, income taxes payable decreased by $0.8 million whereas in fiscal year 2017, income taxes payable increased by $0.8 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2018, we invested $5.9 million in capital expenditures, including $2.2 million spent for expanded Service segment capabilities, including for our mobile calibration truck fleet and radio-frequency asset capabilities, and $1.8 million spent for rental assets. In fiscal year 2017, we invested $5.3 million in capital expenditures, primarily for additional Service segment capabilities and rental assets.

During fiscal year 2018, we had no business acquisitions. During fiscal year 2017, we used $7.0 million for a business acquisition.

Financing Activities: During fiscal year 2018, we received $7.1 million from the proceeds of the 2017 Term Loan and $0.9 million in cash was generated from the issuance of common stock. In addition, we used $9.9 million to repay our Revolving Credit Facility, we used $1.7 million in cash for repayment of our term loan and $0.4 million to repurchase shares of our common stock. During fiscal year 2017, we received $10.0 million in proceeds from a term loan (used primarily for the Excalibur acquisition), and used approximately $0.5 million in cash for repayment of our Revolving Credit Facility, $1.3 million in cash for repayment of our term loan and $3.0 million for the payment of contingent consideration and other holdback amounts related to previous business acquisitions. In addition, approximately $1.0 million in cash was used to redeem stock options granted to nonemployee directors, as provided for in our 2003 Incentive Plan, as Amended and Restated, and $0.6 million in cash was generated from the issuance of common stock.

Commencing in fiscal year 2018, we revised our non-employee director performance-based compensation program such that any compensation earned under that program will be paid in Company stock awards, rather than in cash. The achievement criteria and the payment parameters (target payment of $20,000 per non-employee director with a maximum payment of $30,000), have not changed.

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

Contractual Obligations and Commercial Commitments: The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements as of March 31, 2018 (in millions):

	Payments Due By Period
	Less Than	1-3	3-5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Line of Credit (1)	$-	$-	$8.7	$-	$8.7
Term Loan	2.1	6.4	5.6	-	14.1
Operating Leases	2.1	2.4	1.2	2.6	8.3
Total Contractual Cash Obligations	$4.2	$8.8	$15.5	$2.6	$31.1

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes the interest portion of our debt obligation.

OUTLOOK

We are pleased with the results we delivered for fiscal year 2018. We continue to expect mid to high single-digit organic growth in our Service segment and believe we will continue to take market share, particularly within the life science space. Our pipeline of acquisition opportunities is strong, and continues to be an important element of our long-term growth strategy. We are building our business for the long term with investments in Operational Excellence and technology, both of which are designed to expand margins incrementally over time. We believe that our value proposition continues to be strong and unique.

We think we have a strong leadership team in place, are confident in our direction, and believe we have positioned Transcat to be successful for our shareholders.

Transcat expects its income tax rate to range between 25.0% and 27.0% in fiscal 2019. This rate includes Federal, various state, and Canadian income taxes.

We are making a concentrated effort over the next couple of years to upgrade our systems and software and to drive technology as a competitive advantage. Over time, we expect these investments to drive improved productivity and efficiency. We believe that we are well positioned to capitalize on future growth opportunities.

The Company anticipates total capital expenditures to be approximately $7.0 million to $7.5 million in fiscal 2019, with the majority of the incremental capital expenditures in excess of fiscal 2018 spend levels planned for IT infrastructure investments to drive Operational Excellence and for growth-oriented opportunities within both our operating segments. Maintenance/existing asset replacements are expected to be consistent with fiscal 2018 at approximately $1.0 million to $1.5 million.

Looking further ahead, we believe our capital and leadership investments have positioned us well to meet our goal of achieving $175 million to $200 million in revenue over the next two to three years.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of March 31, 2018, $30.0 million was available under our Revolving Credit Facility, of which $8.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources”, we also have a $15.0 million (original principal) term loan. The term loan is considered a LIBOR loan. As of March 31, 2018, $14.1 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires principal repayments of $0.2 million per month plus interest.

At our option, we borrow from our Revolving Credit Facility and term loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of March 31, 2018, the one-month LIBOR was 1.9%. Our interest rate for fiscal year 2018 ranged from 3.0% to 3.6%. On March 31, 2018, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for fiscal years 2018 and 2017 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net loss of less than $0.1 million and a net gain of less than $0.1 million in fiscal years 2018 and 2017, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 31, 2018, we had a foreign exchange contract, which matured in April 2018, outstanding in the notional amount of $5.1 million. The foreign exchange contract was renewed in April 2018 and continues to be in place. We do not use hedging arrangements for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

Management of Transcat, Inc. (the “Company”) is responsible for establishing and maintaining an adequate system of internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2018.

The effectiveness of the Company’s internal control over financial reporting has been audited by Freed Maxick CPAs, P.C. an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

Opinions on the Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Transcat, Inc. and subsidiaries (the Company) as of March 31, 2018 and March 25, 2017, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years ended March 31, 2018 and March 25, 2017, and the related notes (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and March 25, 2017, and the results of its operations and its cash flows for each of the years ended March 31, 2018 and March 25, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company's auditor since 2012.

/s/ Freed Maxick CPAs, P.C.
Rochester, New York
June 8, 2018

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 31,	March 25,
	2018	2017
Service Revenue	$77,445	$71,103
Distribution Sales	77,696	72,795
Total Revenue	155,141	143,898

Cost of Services Sold	57,523	52,064
Cost of Distribution Sales	60,177	56,864
Total Cost of Revenue	117,700	108,928

Gross Profit	37,441	34,970

Selling, Marketing and Warehouse Expenses	16,564	16,554
General and Administrative Expenses	11,851	10,482
Total Operating Expenses	28,415	27,036

Operating Income	9,026	7,934

Interest and Other Expenses, net	1,078	770

Income Before Provision for Income Taxes	7,948	7,164
Provision for Income Taxes	2,026	2,642

Net Income	$5,922	$4,522

Basic Earnings Per Share	$0.83	$0.65
Average Shares Outstanding	7,124	6,994

Diluted Earnings Per Share	$0.81	$0.64
Average Shares Outstanding	7,303	7,111

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Fiscal Years Ended
	March 31,	March 25,
	2018	2017
Net Income	$5,922	$4,522

Other Comprehensive Income (Loss):

Currency Translation Adjustment	156	(41)
Other, net of tax effects of $(25) and $10 for the years ended March 31, 2018 and March 25, 2017, respectively.	(23)	(15)
Total Other Comprehensive Income (Loss)	133	(56)

Comprehensive Income	$6,055	$4,466

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 31,	March 25,
	2018	2017
ASSETS
Current Assets:
Cash	$577	$842
Accounts Receivable, less allowance for doubtful accounts of $296 and $210 as of March 31, 2018 and March 25, 2017, respectively	24,684	22,049
Other Receivables	1,361	1,227
Inventory, net	12,651	10,278
Prepaid Expenses and Other Current Assets	1,240	1,193
Total Current Assets	40,513	35,589
Property and Equipment, net	17,091	15,568
Goodwill	32,740	32,520
Intangible Assets, net	5,505	7,519
Other Assets	973	901
Total Assets	$96,822	$92,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,535	$11,615
Accrued Compensation and Other Liabilities	5,240	5,907
Income Taxes Payable	232	805
Current Portion of Long-Term Debt	2,143	1,429
Total Current Liabilities	21,150	19,756
Long-Term Debt	20,707	25,883
Deferred Tax Liabilities, net	1,709	1,134
Other Liabilities	1,908	1,923
Total Liabilities	45,474	48,696

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,155,050 and 7,043,754 shares issued and outstanding as of March 31, 2018 and March 25, 2017, respectively	3,578	3,522
Capital in Excess of Par Value	14,965	12,996
Accumulated Other Comprehensive Loss	(281)	(414)
Retained Earnings	33,086	27,297
Total Shareholders' Equity	51,348	43,401
Total Liabilities and Shareholders' Equity	$96,822	$92,097

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Fiscal Years Ended
	March 31,	March 25,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$5,922	$4,522
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss (Gain) on Disposal of Property and Equipment	133	(4)
Deferred Income Taxes	765	63
Depreciation and Amortization	5,991	6,184
Provision for Accounts Receivable and Inventory Reserves	92	376
Stock-Based Compensation Expense	1,411	453
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(2,952)	(4,728)
Inventory	(1,674)	(3,425)
Prepaid Expenses and Other Assets	(259)	(224)
Accounts Payable	1,920	3,107
Accrued Compensation and Other Liabilities	(686)	405
Income Taxes Payable	(789)	815
Net Cash Provided by Operating Activities	9,874	7,544

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(5,882)	(5,250)
Proceeds from Sale of Property and Equipment	11	59
Business Acquisitions, net of cash acquired	-	(6,977)
Net Cash Used in Investing Activities	(5,871)	(12,168)

Cash Flows from Financing Activities:
Repayment of Revolving Credit Facility, net	(9,878)	(452)
Proceeds from Term Loan	7,143	10,000
Repayments of Term Loan	(1,726)	(1,310)
Payment of Contingent Consideration and Holdbacks Related to Business Acquisitions	-	(3,041)
Issuance of Common Stock	931	635
Repurchase of Common Stock	(360)	(98)
Stock Option Redemption	(90)	(966)
Net Cash (Used In) Provided by Financing Activities	(3,980)	4,768

Effect of Exchange Rate Changes on Cash	(288)	57

Net (Decrease) Increase in Cash	(265)	201
Cash at Beginning of Fiscal Year	842	641
Cash at End of Fiscal Year	$577	$842

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$1,015	$686
Income Taxes, net	$2,068	$1,835
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$-	$-
Holdback Amounts Related to Business Acquisitions	$-	$735

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 26, 2016	6,924	$3,462	$12,993	$(358)	$22,814	$38,911
Issuance of Common Stock	80	40	595	-	-	635
Repurchase of Common Stock	(10)	(5)	(54)	-	(39)	(98)
Stock-Based Compensation	50	25	428	-	-	453
Redemption of Stock Options	-	-	(966)	-	-	(966)
Other Comprehensive Loss	-	-	-	(56)	-	(56)
Net Income	-	-	-	-	4,522	4,522
Balance as of March 25, 2017	7,044	$3,522	$12,996	$(414)	$27,297	$43,401
Issuance of Common Stock	114	57	874	-	-	931
Repurchase of Common Stock	(28)	(14)	(213)	-	(133)	(360)
Stock-Based Compensation	25	13	1,398	-	-	1,411
Redemption of Stock Options	-	-	(90)	-	-	(90)
Other Comprehensive Loss	-	-	-	133	-	133
Net Income	-	-	-	-	5,922	5,922

Balance as of March 31, 2018	7,155	$3,578	$14,965	$(281)	$33,086	$51,348

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

Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC and Anmar Metrology, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year: Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal year ended March 31, 2018 (“fiscal year 2018”) consisted of 53 weeks while the fiscal year ended March 25, 2017 (“fiscal year 2017”) consisted of 52 weeks.

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

Inventory: Inventory consists of products purchased for resale and is valued at the lower of cost or net realizable value. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. At March 31, 2018 and March 25, 2017, the Company had reserves for inventory losses totaling $0.4 million and $0.6 million, respectively.

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

The Company tests goodwill for impairment on an annual basis, or immediately if conditions indicate that such impairment could exist. Other intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company determined that no impairment was indicated as of March 31, 2018 and March 25, 2017. A summary of changes in the Company’s goodwill and intangible assets is as follows:

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 26, 2016	$8,031	$21,081	$29,112	$124	$8,087	$8,211
Additions (see Note 9)	1,728	1,733	3,461	1,045	1,045	2,090
Amortization	-	-	-	(413)	(2,362)	(2,775)
Currency Translation Adjustment	-	(53)	(53)	-	(7)	(7)
Net Book Value as of March 25, 2017	$9,759	$22,761	$32,520	$756	$6,763	$7,519
Additions (see Note 9)	-	-	-	-	-	-
Amortization	-	-	-	(269)	(1,803)	(2,072)
Currency Translation Adjustment	-	220	220	-	58	58
Net Book Value as of March 31, 2018	$9,759	$22,981	$32,740	$487	$5,018	$5,505

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 10 years. Amortization expense relating to intangible assets is expected to be $1.6 million in fiscal year 2019, $1.2 million in fiscal year 2020, $0.9 million in fiscal year 2021, $0.6 million in fiscal year 2022 and $0.5 million in fiscal year 2023.

Catalog Costs: Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million as of March 31, 2018 and March 25, 2017.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of March 31, 2018 and March 25, 2017, investment assets totaled $0.7 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. The Financial Accounting Standards Board (“FASB”) issued ASU 2016-09 to simplify certain aspects of the accounting for share-based payment transactions to employees. The Company elected to early adopt this ASU in the fourth quarter of fiscal year 2017. Upon adoption, excess tax benefits for share-based award activity are reflected in the statement of income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2018 and 2017, the Company recorded non-cash stock-based compensation cost in the amount of $1.4 million and $0.5 million, respectively, in the Consolidated Statements of Income.

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

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $1.4 million and $1.5 million in fiscal years 2018 and 2017, respectively as a reduction of cost of distribution sales.

Cooperative Advertising Income: Transcat records cash consideration received from vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $1.7 million in each of the fiscal years 2018 and 2017.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $0.8 million and $1.2 million in fiscal years 2018 and 2017, respectively.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $2.5 million and $2.2 million in fiscal years 2018 and 2017, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were $0.9 million in each of the fiscal years 2018 and 2017.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was less than $0.1 million in each of the fiscal years 2018 and 2017. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net loss of less than $0.1 million in fiscal year 2018 and a net gain of less than $0.1 million in 2017, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 31, 2018, the Company had a foreign exchange contract, which matured in April 2018, outstanding in the notional amount of $5.1 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Other Comprehensive Income: Comprehensive income is composed of currency translation adjustments, unrecognized prior service costs, net of tax, and unrealized gains or losses on other assets, net of tax. At March 31, 2018, accumulated other comprehensive income consisted of cumulative currency translation losses of $0.1 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized gain on other assets, net of tax, of less than $0.1 million. At March 25, 2017, accumulated other comprehensive income consisted of cumulative currency translation losses of $0.3 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

Earnings per Share: Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of stock options and unvested restricted stock units using the treasury stock method in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, proceeds received from the exercise of options and unvested restricted stock units and the related tax benefits are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

For fiscal years 2018 and 2017, the net additional common stock equivalents had a $0.02 and $0.01 per share effect on the calculation of dilutive earnings per share, respectively. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Years Ended
	March 31,	March 25,
	2018	2017
Average Shares Outstanding – Basic	7,124	6,994
Effect of Dilutive Common Stock Equivalents	179	117
Average Shares Outstanding – Diluted	7,303	7,111
Anti-dilutive Common Stock Equivalents	-	-

Shareholders’ Equity: During each of fiscal years 2018 and 2017, the Company repurchased and subsequently retired less than 0.1 million shares of its common stock. Under letter agreements approved by the Board of Directors, the Company redeemed certain stock options that were previously issued pursuant to the shareholder approved Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”) for $0.1 million in fiscal year 2018 and $1.0 million in fiscal year 2017.

Recently Issued Accounting Pronouncements:

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which establishes principles to report useful information to financial statements users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. The new standard and its related updates are effective for the Company on April 1, 2018. On the effective date, the Company will apply the new guidance using the modified retrospective approach to each prior reporting period presented. The cumulative effect adjustment upon adoption of the ASU in the first quarter of fiscal 2019 is expected to be immaterial.

Overall, the new standard will not have a material impact on the results of the Company's operations or consolidated statements of financial position, but will change the presentation and timing of certain revenue transactions. The Company's evaluation of the new standards included a review of certain vendor arrangements to determine whether the Company acts as principal or agent in such arrangements. The Company does not expect material changes in gross versus net presentation as a result of the adoption of the new standard. There are enhanced disclosure requirements under this standard.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on-balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for annual and interim periods beginning after December 15, 2018. ASU 2016-02 requires entities to adopt a modified retrospective transition method for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements.

The Company continues to evaluate the impact that adopting ASU 2016-02 will have on its financial statements, but the most significant impact will be to increase assets and liabilities on the consolidated balance sheet by the present value of the Company’s leasing obligations, which are primarily related to facility and vehicle leases, as well as additional disclosures required.

Retirement Plan

In March 2017, the FASB issued ASU 2017-07 to Topic 715, Compensation—Retirement Benefits. This ASU provides new guidance as part of FASB’s effort to improve employers’ financial reporting for defined benefit plans. This new guidance changes where on the income statement employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost. Under the new guidance, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. This ASU is effective for fiscal years beginning after December 15, 2017, and interim periods within those years with early adoption permitted. For fiscal years 2018 and 2017, the net periodic benefit cost was approximately $0.1 million. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350). This ASU simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350. Under the new guidance, if the carrying amount of a reporting unit’s goodwill exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. This ASU simplifies today’s requirement to calculate a goodwill impairment charge using a separately calculated implied fair value. This ASU is effective for annual and interim reporting periods beginning after December 15, 2019. Early adoption is permitted beginning January 1, 2017. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

Comprehensive Income

In February 2018, the FASB issued ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows for stranded tax effects in accumulated other comprehensive income resulting from H.R. 1, originally known as the “Tax Cuts and Jobs Act,” to be reclassified to retained earnings. The new standard is effective for all entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of adopting the new standard and does not expect the new standard to have a material impact on the Company’s financial position or results of operations.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 31,	March 25,
	2018	2017
Machinery, Equipment and Software	$36,460	$32,733
Rental Equipment	5,709	4,461
Furniture and Fixtures	2,473	2,405
Leasehold Improvements	2,597	2,491
Buildings and Land	500	500
Total Property and Equipment	47,739	42,590
Less: Accumulated Depreciation and Amortization	(30,648)	(27,022)
Total Property and Equipment, net	$17,091	$15,568

Total depreciation and amortization expense relating to property and equipment amounted to $3.8 million and $3.3 million in fiscal years 2018 and 2017, respectively.

NOTE 3 – LONG-TERM DEBT

Description: On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “2017 Agreement”), which amended and restated our prior credit facility agreement. The 2017 Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of March 31, 2018, $30.0 million was available under the Revolving Credit Facility, of which $8.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheet. The 2017 Agreement also increased the amount of the Company’s outstanding term loan to $15.0 million (the “2017 Term Loan”), replacing the previous term loan. The excess funds of the 2017 Term Loan over the previous term loan were used to repay amounts outstanding under the Revolving Credit Facility. As of March 31, 2018, $14.1 million was outstanding on the 2017 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheet with the remainder included in long-term debt. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the 2017 Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first nine months of fiscal year 2018, no borrowings were used for business acquisitions.

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

Interest and Other Costs: Interest on the Revolving Credit Facility and term loan accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the 2017 Agreement. The one-month LIBOR as of March 31, 2018 was 1.9%. The Company’s interest rate for fiscal year 2018 ranged from 3.0% to 3.6%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during fiscal years 2018 and 2017.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 – INCOME TAXES

On December 22, 2017, the Tax Cuts and Jobs Act (H.R. 1), the tax reform bill (the "Tax Act"), was signed into law. The Tax Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. Since the Company is a fiscal year taxpayer, the lower corporate income tax rate will be phased in and the U.S. federal tax rate recorded is a blended rate of the old rates and the new rates for fiscal year 2018.

The Company has concluded that the Tax Act will cause the Company’s U.S. deferred tax assets and liabilities to be revalued. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported basis in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are revalued and any change is adjusted through the provision for income tax expense in the reporting period of the enactment.

In addition, the Tax Act provides for a one-time “deemed repatriation” of accumulated foreign earnings. The Company has estimated the additional provision for income tax expense on the repatriation to be less than $0.1 million. The Company will pay any amounts owed over eight years.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company has recognized the provisional tax impacts related to the revaluation of the deferred tax assets and liabilities and other applicable provisions of the Tax Act and included these amounts in its consolidated financial statements for the year ended March 31, 2018. As of March 31, 2018, the Company has completed the majority of the accounting for the tax effects of the Tax Act. If revisions are needed as new information becomes available, the final determination of the deemed revaluation of our deferred tax assets and liabilities or other applicable provisions of the Tax Act will be completed as additional information becomes available, but no later than one year from the enactment of the Tax Act.

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows:

	FY 2018	FY 2017
United States	$6,995	$6,770
Foreign	953	394
Total	$7,948	$7,164

The provision for income taxes for fiscal years 2018 and 2017 is as follows:

	FY 2018	FY 2017
Current Tax Provision:
Federal	$952	$1,945
State	201	344
Foreign	340	279
	1,493	2,568
Deferred Tax (Benefit) Provision:
Federal	$487	$194
State	156	26
Foreign	(110)	(146)
	533	74
Provision for Income Taxes	$2,026	$2,642

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows:

	FY 2018	FY 2017
Federal Income Tax at Statutory Rate	$2,448	$2,436
State Income Taxes, net of federal benefit	295	284
Federal, State and Foreign Research & Development Credits	(107)	118
Impact of Tax Act	(535)	-
Other, net	(75)	(196)
Total	$2,026	$2,642

The components of net deferred tax assets (liabilities) are as follows:

	March 31,	March 25,
	2018	2017
Deferred Tax Assets:
Accrued Liabilities	$247	$338
Performance-Based Stock Award Grants	337	337
Inventory Reserves	82	213
Non-Qualified Deferred Compensation Plan	172	273
Post-Retirement Health Care Plans	294	425
Stock-Based Compensation	199	717
Capitalized Inventory Costs	122	140
Net Operating Loss Carryforward	-	12
Other	233	277
Total Deferred Tax Assets	$1,686	$2,732

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(1,085)	$(1,486)
Depreciation	(2,264)	(2,335)
Other	(46)	(45)
Total Deferred Tax Liabilities	(3,395)	(3,866)

Net Deferred Tax Liabilities	$(1,709)	$(1,134)

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

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for fiscal years 2014 and prior, by state tax authorities for fiscal years 2012 and prior, and by Canadian tax authorities for fiscal years 2010 and prior. There are no tax years currently under examination by U.S. federal, state or Canadian tax authorities.

During fiscal years 2018 and 2017, there were no uncertain tax positions. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2018 and 2017 or were accrued at March 31, 2018 and March 25, 2017.

The Company’s effective tax rate for fiscal years 2018 and 2017 was 25.5% and 31.3%, respectively. Its tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions, which the Company expects to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year.

The Company expects to receive certain federal, state and Canadian tax credits in future years. As such, it expects its effective tax rate in fiscal year 2019 to be between 25.0% and 27.0%.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. Currently, the Company matches 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were $0.7 million in each of fiscal years 2018 and 2017, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the board of directors. The Company made no profit sharing contributions in fiscal years 2018 and 2017.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”). 650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a General and Administrative expense in the accompanying Consolidated Statements of Income. The expense related to the ESPP was less than $0.1 million in each of fiscal years 2018 and 2017.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2018 and 2017, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.7 million as of March 31, 2018 and March 25, 2017 and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the postretirement benefit obligation is as follows:

	FY 2018	FY 2017
Post-retirement benefit obligation, at beginning of fiscal year	$1,105	$1,006
Service cost	34	30
Interest cost	44	38
Benefits paid	(72)	(79)
Actuarial loss	42	110
Post-retirement benefit obligation, at end of fiscal year	1,153	1,105
Fair value of plan assets, at end of fiscal year	-	-
Funded status, at end of fiscal year	$(1,153)	$(1,105)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,153	$1,105

The accumulated postretirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic postretirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2018	FY 2017
Net periodic postretirement benefit cost:
Service cost	$34	$30
Interest cost	44	38
Amortization of prior service cost	1	25
	79	93
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(1)	(25)
Net gain (loss)	4	95
	3	70
Total recognized in net periodic benefit cost and other comprehensive income	$82	$163

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$235	$233

The prior service cost is amortized over the average remaining life expectancy of active participants in the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic postretirement benefit cost during fiscal year 2019 is less than $0.1 million.

The postretirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the postretirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 31,	March 25,
	2018	2017
Weighted average discount rate	4.0%	4.1%

Medical care cost trend rate:
Trend rate assumed for next year	8.0%	8.0%
Ultimate trend rate	6.0%	6.0%
Year that rate reaches ultimate trend rate	2024	2023

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%

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

Fiscal
Year	Amount
2019	$102
2020	103
2021	108
2022	112
2023	80
Thereafter	648

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

NOTE 6 – STOCK-BASED COMPENSATION

The 2003 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 31, 2018, 1.1 million restricted stock units or stock options were available for future grant under the 2003 Plan.

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

The following table summarizes the performance-based restricted stock units vested and shares issued during fiscal years 2017 and 2018:

			Grant
		Total	Date		Number
		Number	Fair	Target	of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2013	April 2013 - March 2016	99	$6.17	50%	50	May 2016
April 2014	April 2014 - March 2017	51	$9.28	50%	25	May 2017

The following table summarizes the non-vested performance-based restricted stock units outstanding as of March 31, 2018:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 31, 2018
April 2015	April 2015 - March 2018	63	$9.59	50% of target level
April 2016	April 2016 - March 2019	84	$10.13	125% of target level
April 2017	April 2017 – March 2020	77	$12.90	100% of target level
June 2017	July 2017 – June 2020	3	$12.00	Time Vested

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.8 million and $0.3 million in fiscal years 2018 and 2017, respectively. Unearned compensation totaled $1.1 million as of March 31, 2018.

Stock Options: Options vest either immediately or over a period of up to four years using a straight-line basis, and expire either five years or ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

During fiscal year 2018, the Company’s Board of Directors granted stock awards of 165,000 shares of common stock under the 2003 Plan to the Company’s executive management team. These awards were immediately vested. During fiscal year 2017, no stock options were awarded. The expense related to these stock awards was $0.4 million and $0.1 million during fiscal year 2018 and 2017, respectively.

The following table summarizes the Company’s options for fiscal years 2018 and 2017:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value
Outstanding as of March 26, 2016	494	$7.03
Exercised	(59)	7.00
Forfeited	(5)	8.95
Redeemed	(188)	6.40
Outstanding as of March 25, 2017	242	7.48
Granted	165	12.00
Exercised	(97)	7.24
Forfeited	(17)	7.65
Redeemed	(20)	7.72
Outstanding as of March 31, 2018	272	10.27	5	$1,464
Exercisable as of March 31, 2018	272	$10.27	5	$1,464

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2018 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 31, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total expense relating to stock options was $0.4 million during fiscal year 2018 and $0.1 million during fiscal year 2017. There was no unrecognized compensation cost related to non-vested stock options as of March 31, 2018. The aggregate intrinsic value of stock options exercised in fiscal years 2018 and 2017 was $0.8 million and $0.3 million, respectively. Cash received from the exercise of options in fiscal years 2018 and 2017 was $0.7 million and $0.4 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution and Service. The accounting policies of the reportable segments are the same as those described above in Note 1 to the Consolidated Financial Statements. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2018 and 2017:

	FY 2018	FY 2017
Revenue:
Service	$77,445	$71,103
Distribution	77,696	72,795
Total	155,141	143,898

Gross Profit:
Service	19,922	19,039
Distribution	17,519	15,931
Total	37,441	34,970

Operating Expenses:
Service (1)	14,764	14,270
Distribution (1)	13,651	12,766
Total	28,415	27,036

Operating Income:
Service	5,158	4,769
Distribution	3,868	3,165
Total	9,026	7,934

Unallocated Amounts:
Interest and Other Expense, net	1,078	770
Provision for Income Taxes	2,026	2,642
Total	3,104	3,412

Net Income	$5,922	$4,522

Total Assets:
Service	$53,032	$51,756
Distribution	40,652	36,812
Unallocated	3,138	3,529
Total	$96,822	$92,097

Depreciation and Amortization (2):
Service	$4,397	$4,660
Distribution	1,594	1,524
Total	$5,991	$6,184

Capital Expenditures:
Service	$3,772	$2,662
Distribution	2,110	2,588
Total	$5,882	$5,250

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$139,456	$129,732
Canada	13,757	12,432
Other International	1,928	1,734
Total	$155,141	$143,898

Property and Equipment:
United States (4)	$15,967	$14,550
Canada	1,124	1,018
Total	$17,091	$15,568

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Including amortization of catalog costs and intangible assets.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases: Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. Total rental expense was approximately $3.1 million and $3.0 million in fiscal years 2018 and 2017, respectively. The minimum future annual rental payments under the non-cancelable leases at March 31, 2018 are as follows (in millions):

Fiscal Year
2019	$2.1
2020	1.4
2021	1.0
2022	0.7
2023	0.5
Thereafter	2.6
Total minimum lease payments	$8.3

Effective April 2018, the Company has term loan payments due at a monthly amount of $0.2 million plus interest. These amounts are not reflected in the table above.

NOTE 9 – BUSINESS ACQUISITIONS

There were no acquisitions during fiscal year 2018. During fiscal year 2017, Transcat completed the following business acquisition:

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

The total purchase price paid for the business acquired in fiscal year 2017 was approximately $7.6 million, net of less than $0.1 million cash acquired. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of assets and liabilities acquired during each period presented:

		FY 2017
Goodwill		$3,455
Intangible Assets – Customer Base		1,990
Intangible Assets – Covenants Not to Compete		100
Deferred Tax Liability		-
		5,545
Plus:	Current Assets	973
	Non-Current Assets	1,652
Less:	Current Liabilities	(606)
	Non-Current Liabilities	-
Total Purchase Price		$7,564

The business acquisition completed during fiscal year 2017 included holdback provisions for contingent consideration and other holdback amounts, as defined by the purchase agreement. The Company accrues contingent consideration, if any, based on its estimated fair value at the date of acquisition, in addition to other amounts relating to the holdback provisions. Contingent consideration of $0.3 million and other holdback amounts of $2.7 million were paid during fiscal year 2017. As of March 31, 2018 and March 25, 2017, no contingent consideration or other holdback amounts were unpaid and included on the Consolidated Balance Sheets.

No acquisition costs were incurred in fiscal year 2018. During fiscal year 2017, acquisition costs of $0.1 million were incurred and recorded as general and administrative expenses in the Consolidated Statement of Income.

The results of the acquired business are included in Transcat’s consolidated operating results as of the date the business was acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition had occurred at the beginning of the respective fiscal year. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

March 25,
2017
Total Revenue	$144,048
Net Income	4,525
Basic Earnings Per Share	0.65
Diluted Earnings Per Share	0.64

NOTE 10 – QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2018 and 2017:

				Basic	Diluted
	Total	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	Per Share (a)	Per Share (a)
FY 2018:
Fourth Quarter	$42,452	$10,895	$2,454	$0.34	$0.33
Third Quarter	40,483	9,701	1,831	0.26	0.25
Second Quarter	35,927	8,154	781	0.11	0.11
First Quarter	36,279	8,691	856	0.12	0.12

FY 2017:
Fourth Quarter	$38,453	$9,782	$1,429	$0.20	$0.20
Third Quarter	37,813	8,915	1,271	0.18	0.18
Second Quarter	34,485	8,027	916	0.13	0.13
First Quarter	33,147	8,246	906	0.13	0.13

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 31, 2018.

This annual report includes an attestation report of our independent registered public accounting firm, Freed Maxick CPAs, P.C., regarding internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2018 Annual Meeting of Shareholders under the headings “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers and Senior Management” and “Section 16(a) Beneficial Ownership Reporting Compliance,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2018 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2018 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2018 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2018 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2018 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 31, 2018:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)

Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	272 (1)	$10.27 (2)	1,108
Equity compensation plans not approved by security holders	-	-	-
Total	272	$10.27	1,108

(1)	Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.
(2)	Does not include restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2018 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2018 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2018 Annual Meeting of Shareholders under the heading “Proposal 3: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 31, 2018 fiscal year end.

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

#10.1

Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.

#10.2

Amendment No. 1 to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix B to the Company’s definitive proxy statement filed on July 26, 2013 in connection with the 2013 Annual Meeting of Shareholders.

#10.3

Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#10.4

Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#10.5

Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.

#10.6

Form of Award Notice for Performance-Based Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 28, 2009.

#10.7

Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013.

#10.8

Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

#10.9

Form of Award Notice of Non-Qualified Stock Option (five-year expiration) granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24. 2017.

#10.10

Form of Award Notice of Long-Term Compensation Award granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24. 2017.

10.11

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

10.13

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

10.15

Credit Facility Agreement Amendment 2 dated as of December 30, 2015 by and among Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 26, 2015.

10.16

Credit Facility Agreement Amendment 3 dated as of March 31, 2016 by and among Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

10.17

Amended and Restated Credit Facility Agreement, dated as of October 30, 2017, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2017.

10.18

Lease Addendum between Gallina Development Corporation and Transcat, Inc., dated June 2, 2008, is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2008.

	*10.19	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017.

#10.20

Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

	10.21	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

	10.22	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#10.23

Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

10.24

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

TRANSCAT, INC.

Date: June 8, 2018		/s/ Lee D. Rudow
	By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 8, 2018	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 8, 2018	/s/ Michael J Tschiderer	Vice President of Finance and
	Michael J. Tschiderer	Chief Financial Officer
(Principal Financial Officer)

June 8, 2018	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

June 8, 2018	/s/ Charles P. Hadeed	Chairman of the Board of Directors
Charles P. Hadeed

June 8, 2018	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 8, 2018	/s/ Gary J. Haseley	Director
Gary J. Haseley

June 8, 2018	/s/ Paul D. Moore	Director
Paul D. Moore

June 8, 2018	/s/ Angela J. Panzarella	Director
Angela J. Panzarella

June 8, 2018	/s/ Alan H. Resnick	Director
Alan H. Resnick

June 8, 2018	/s/ Carl E. Sassano	Director
Carl E. Sassano

June 8, 2018	/s/ John T. Smith	Director
John T. Smith