Form 10-Q
period 2018-06-30
TRANSCAT INC
filed 2018-08-07
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2018

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 1, 2018 was 7,199,947.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 30,	June 24,
	2018	2017
Service Revenue	$19,325	$18,482
Distribution Sales	17,333	17,797
Total Revenue	36,658	36,279

Cost of Service Revenue	14,406	13,846
Cost of Distribution Sales	13,139	13,742
Total Cost of Revenue	27,545	27,588

Gross Profit	9,113	8,691

Selling, Marketing and Warehouse Expenses	4,032	4,092
General and Administrative Expenses	3,056	3,188
Total Operating Expenses	7,088	7,280

Operating Income	2,025	1,411

Interest and Other Expense, net	225	272

Income Before Income Taxes	1,800	1,139
Provision for Income Taxes	372	283

Net Income	$1,428	$856

Basic Earnings Per Share	$0.20	$0.12
Average Shares Outstanding	7,177	7,079

Diluted Earnings Per Share	$0.19	$0.12
Average Shares Outstanding	7,438	7,200

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 30,	June 24,
	2018	2017
Net Income	$1,428	$856

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(95)	41
Other, net of tax effects of $(1) and $(5) for the first quarters ended June 30, 2018 and June 24, 2017, respectively	2	8
Total Other Comprehensive (Loss) Income	(93)	49

Comprehensive Income	$1,335	$905

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	June 30,	March 31,
	2018	2018
ASSETS
Current Assets:
Cash	$486	$577
Accounts Receivable, less allowance for doubtful accounts of $296 as of each of June 30, 2018 and March 31, 2018	21,875	24,684
Other Receivables	1,105	1,361
Inventory, net	13,310	12,651
Prepaid Expenses and Other Current Assets	1,240	1,240
Total Current Assets	38,016	40,513
Property and Equipment, net	17,691	17,091
Goodwill	32,739	32,740
Intangible Assets, net	5,115	5,505
Other Assets	949	973
Total Assets	$94,510	$96,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$12,303	$13,535
Accrued Compensation and Other Liabilities	3,757	5,240
Income Taxes Payable	411	232
Current Portion of Long-Term Debt	2,143	2,143
Total Current Liabilities	18,614	21,150
Long-Term Debt	19,402	20,707
Deferred Tax Liabilities	1,704	1,709
Other Liabilities	1,919	1,908
Total Liabilities	41,639	45,474

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,198,513 and 7,155,050 shares issued and outstanding as of June 30, 2018 and March 31, 2018, respectively	3,599	3,578
Capital in Excess of Par Value	15,197	14,965
Accumulated Other Comprehensive Loss	(376)	(281)
Retained Earnings	34,451	33,086
Total Shareholders' Equity	52,871	51,348
Total Liabilities and Shareholders' Equity	$94,510	$96,822

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 30,	June 24,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$1,428	$856
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities:
Net Loss on Disposal of Property and Equipment	29	1
Deferred Income Taxes	(5)	3
Depreciation and Amortization	1,567	1,487
Provision for Accounts Receivable and Inventory Reserves	39	21
Stock-Based Compensation Expense	268	499
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	2,937	1,486
Inventory	(614)	(1,373)
Prepaid Expenses and Other Assets	4	(246)
Accounts Payable	(1,300)	(3,329)
Accrued Compensation and Other Liabilities	(1,470)	(2,359)
Income Taxes Payable	179	72
Net Cash Provided by (Used in) Operating Activities	3,062	(2,882)

Cash Flows from Investing Activities:
Purchases of Property and Equipment, net	(1,918)	(2,128)
Net Cash Used in Investing Activities	(1,918)	(2,128)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(770)	5,007
Repayment of Term Loan	(536)	(357)
Issuance of Common Stock	66	610
Repurchase of Common Stock	(143)	(344)
Stock Option Redemption	-	(90)
Net Cash (Used in) Provided by Financing Activities	(1,383)	4,826

Effect of Exchange Rate Changes on Cash	148	(57)

Net Decrease in Cash	(91)	(241)
Cash at Beginning of Period	577	842
Cash at End of Period	$486	$601

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$221	$230
Income Taxes, net	$194	$221

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 31, 2018	7,155	$3,578	$14,965	$(281)	$33,086	$51,348
Issuance of Common Stock	4	2	64	-	-	66
Repurchase of Common Stock	(8)	(4)	(77)	-	(63)	(144)
Stock-Based Compensation	48	23	245	-	-	268
Other Comprehensive Loss	-	-	-	(95)	-	(95)
Net Income	-	-	-	-	1,428	1,428

Balance as of June 30, 2018	7,199	$3,599	$15,197	$(376)	$34,451	$52,871

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

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 31, 2018 (“fiscal year 2018”) contained in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.

Revenue Recognition: Distribution sales are recorded when the product’s title and risk of loss transfers to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Revenue is measured as the amount of consideration it expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Revenue recognized from prior period performance obligations for the first quarter of fiscal year 2019 was immaterial. As of June 30, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of June 30, 2018 and March 31, 2018 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which established principles to report useful information to financial statement users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Transcat adopted the new standard for its fiscal year ending March 30, 2019 (“fiscal year 2019”), which began April 1, 2018 using the modified retrospective approach to each prior reporting period presented. Based on our analysis, the Company concluded that the adoption of the amended guidance did not have a material impact on its net revenue recognition. The cumulative effect adjustment upon adoption of the ASU in the first quarter of fiscal year 2019 was immaterial.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of June 30, 2018 and March 31, 2018, investment assets totaled $0.7 million and are included as a component of other assets on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the statement of income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of the fiscal year 2019 and fiscal year 2018, the Company recorded non-cash stock-based compensation expense of $0.3 million and $0.5 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in each of the first quarters of fiscal years 2019 and 2018. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of fiscal years 2019 and 2018, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 30, 2018, the Company had a foreign exchange contract, which matured in July 2018, outstanding in the notional amount of $4.9 million. The foreign exchange contract was renewed in July 2018 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of fiscal year 2019, the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. For the first quarter of fiscal year 2018, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 30,	June 24,
	2018	2017
Average Shares Outstanding – Basic	7,177	7,079
Effect of Dilutive Common Stock Equivalents	261	121
Average Shares Outstanding – Diluted	7,438	7,200
Anti-dilutive Common Stock Equivalents	-	-

Recently Issued Accounting Pronouncements: In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under this ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for annual reporting periods beginning after December 15, 2018. Early adoption of this ASU is permitted. The Company does not expect adoption of this ASU to have a material impact on its Consolidated Financial Statements.

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

NOTE 2 – LONG-TERM DEBT

Description: On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of June 30, 2018, $30.0 million was available under the Revolving Credit Facility, of which $8.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. The Credit Agreement also increased the amount of the Company’s outstanding term loan to $15.0 million (the “2017 Term Loan”), replacing the previous term loan. As of June 30, 2018, $13.6 million was outstanding on the 2017 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year.

The allowable leverage ratio under the Credit Agreement remains at a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The excess funds of the 2017 Term Loan over the previous term loan were used to repay amounts outstanding under the Revolving Credit Facility.

Interest and Other Costs: Interest on the Revolving Credit Facility and 2017 Term Loan accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of June 30, 2018 was 2.1%. The Company’s interest rate for the first quarter of fiscal year 2019 ranged from 3.2% to 3.6%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first quarter of fiscal year 2019. Our leverage ratio, as defined in the Credit Agreement, was 1.28 at June 30, 2018, compared with 1.40 at the end of fiscal year 2018.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 30, 2018, the number of shares available for future grant under the 2003 Plan totaled 1.1 million.

Restricted Stock Units: The Company grants performance-based restricted stock units as a primary component of executive compensation. In previous fiscal years, the units generally vested following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. The restricted stock units granted in June 2017 and April 2018 were time vested. Beginning with the restricted stock units granted in May 2018, 50% of the units will vest subject to certain cumulative diluted earnings per share growth targets over the eligible period and 50% of the restricted stock units will be time vested over a three-year period. Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions. The expense relating to the time vested restricted stock units is recognized on a straight-line basis over the requisite service period for the entire award.

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 26, 2016 and as a result, issued 32 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2019. The following table summarizes the non-vested restricted stock units outstanding as of June 30, 2018:

			Grant
		Total	Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	June 30, 2018
April 2016	April 2016 - March 2019	82	$10.13	125% of target level
April 2017	April 2017 – March 2020	75	$12.90	100% of target level
June 2017	July 2017 – June 2020	3	$12.00	Time Vested
April 2018	April 2018 – March 2020	2	$15.65	Time Vested
May 2018	April 2018 – March 2020	60	$15.30	100% of target level

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.2 million in each of the first quarter of fiscal year 2019 and fiscal year 2018. As of June 30, 2018, unearned compensation, to be recognized over the grants’ respective service periods, totaled $1.7 million.

Stock Options: Options vest either immediately or over a period of up to four years using a straight-line basis and expire either five years or ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first quarter ended June 30, 2018:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2018	272	$10.27
Granted	-	-
Exercised	-	-
Forfeited	(4)	$6.75
Redeemed	-	-
Outstanding as of June 30, 2018	268	$10.33	4	$2,296
Exercisable as of June 30, 2018	268	$10.33	4	$2,296

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2019 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 30, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

There was no expense related to stock options during the first quarter of fiscal year 2019. Total expense related to stock options was $0.3 million during the first quarter of fiscal year 2018. There was no unrecognized compensation cost related to non-vested stock options as of June 30, 2018. There were no stock options exercised during the first quarter of fiscal year 2019.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the first quarter of fiscal year 2019 and fiscal year 2018:

	First Quarter Ended
	June 30,	June 24,
	2018	2017
Revenue:
Service Revenue	$19,325	$18,482
Distribution Sales	17,333	17,797
Total	36,658	36,279

Gross Profit:
Service	4,919	4,636
Distribution	4,194	4,055
Total	9,113	8,691

Operating Expenses:
Service (1)	3,851	3,751
Distribution (1)	3,237	3,529
Total	7,088	7,280

Operating Income:
Service (1)	1,068	885
Distribution (1)	957	526
Total	2,025	1,411

Unallocated Amounts:
Interest and Other Expense, net	225	272
Provision for Income Taxes	372	283
Total	597	555

Net Income	$1,428	$856

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – ASSET PURCHASE

During the first quarter of fiscal year 2019, Transcat acquired substantially all of the assets of NBS Calibration, Inc. (“NBS”), an Arizona-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the NBS assets, it has been included in the purchases of property and equipment, net in the consolidated statement of cash flows.

As of June 30, 2018 and March 31, 2018, no contingent consideration or other holdback amounts were unpaid and included on the Consolidated Balance Sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, risks related to the accuracy of the estimates and assumptions we use to revalue our U.S. deferred tax assets and liabilities in accordance with the Tax Cuts and Jobs Act of 2017, volatility in the oil and gas industry, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

RESULTS OF OPERATIONS

During our first quarter of fiscal year 2019, we had consolidated revenue of $36.7 million. This represented an increase of $0.4 million or 1.0% versus the first quarter of fiscal year 2018. Revenue growth was due to our Service segment, which increased 4.6% to $19.3 million. There was a 2.6% sales decline in our Distribution segment to $17.3 million. The sales growth in the Service segment was all organic.

First quarter gross profit improved 4.9% or $0.4 million versus the first quarter of fiscal year 2018. Gross margin was 24.9%, an increase of 90 basis points, versus the first quarter of fiscal year 2018. This increase was due to improved productivity in the Service segment and changes in the sales mix in the Distribution segment.

Operating expenses decreased $0.2 million when compared to the prior year first quarter, driven by decreased general and administrative expenses as fiscal year 2018 first quarter included a $0.3 million one-off non-cash stock-based compensation expense. As a percentage of total revenue, operating expenses were 19.3%, down from 20.1% in the first quarter of fiscal year 2018. As a result of the gross margin improvement and cost discipline, operating income grew 43.5% or $0.6 million and operating margin expanded by 160 basis points.

Net income was $1.4 million for the first quarter of fiscal year 2019 for the reasons stated above, up from $0.9 million in the first quarter of fiscal year 2018. The Company also benefitted from reduced income tax rates due to the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

The following table presents, for the first quarter of fiscal year 2019 and fiscal year 2018, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 30,	June 24,
	2018	2017
As a Percentage of Total Revenue:
Service Revenue	52.7%	50.9%
Distribution Sales	47.3%	49.1%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	25.5%	25.1%
Distribution Gross Profit	24.2%	22.8%
Total Gross Profit	24.9%	24.0%

Selling, Marketing and Warehouse Expenses	11.0%	11.3%
General and Administrative Expenses	8.3%	8.8%
Total Operating Expenses	19.3%	20.1%

Operating Income	5.5%	3.9%

Interest and Other Expense, net	0.6%	0.8%

Income Before Income Taxes	4.9%	3.1%
Provision for Income Taxes	1.0%	0.7%

Net Income	3.9%	2.4%

FIRST QUARTER ENDED JUNE 30, 2018 COMPARED TO FIRST QUARTER ENDED JUNE 24, 2017 (dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 30,	June 24,
	2018	2017	$	%
Revenue:
Service	$19,325	$18,482	$843	4.6%
Distribution	17,333	17,797	(464)	(2.6)%
Total	$36,658	$36,279	$379	1.0%

Total revenue increased $0.4 million, or 1.0%, in our fiscal year 2019 first quarter compared to the prior year first quarter. This year-over-year growth was purely organic.

Service revenue, which accounted for 52.7% and 50.9% of our total revenue in the first quarter of fiscal years 2019 and 2018, respectively, increased 4.6% from the first quarter of fiscal year 2018 to the first quarter of fiscal year 2019. This year-over-year increase was the result of new business from the life sciences market and growth in general industrial manufacturing.

Our fiscal years 2019 and 2018 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2019	FY 2018
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	4.6%	12.4%	7.5%	7.6%	7.6%

The fiscal year 2019 and 2018 quarterly growth for the Service segment was all organic.

Within any year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides a better indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2019 and 2018 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2019	FY 2018
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$78,288	$77,445	$75,016	$73,702	$72,410
Service Revenue Growth	8.1%	8.9%	8.5%	12.4%	15.2%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2019 and 2018:

	FY 2019	FY 2018
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	84.4%	84.2%	83.9%	83.6%	83.5%
Outsourced	14.0%	14.2%	14.4%	14.7%	14.7%
Freight Billed to Customers	1.6%	1.6%	1.7%	1.7%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 47.3% of our total revenue in the first quarter of fiscal year 2019 and 49.1% of our total revenue in the first quarter of fiscal year 2018. During the first quarter of fiscal year 2019, Distribution segment sales showed a decline of 2.6% to $17.3 million. These results reflected a mix of products sold within the quarter. There was a decrease in certain low-margin products offset by solid core distribution demand and increased rental revenue of 24% to $0.9 million. In addition, there was some sales disruption toward the end of the first quarter of fiscal year 2019 as we consolidated our Irvine, CA operations with our Los Angeles, CA location as part of the final integration of the Excalibur Engineering, Inc. (“Excalibur”) acquisition made in fiscal year 2017.

Our fiscal years 2019 and 2018 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2019	FY 2018
	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(2.6%)	8.3%	6.7%	0.9%	11.4%

The fiscal year 2019 and 2018 quarterly sales results in the Distribution segment were all organic.

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the first quarter of fiscal year 2019 were $3.5 million, consistent with the first quarter of fiscal year 2018. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2019 and 2018:

	FY 2019	FY 2018
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,486	$2,965	$3,929	$3,940	$3,513
% of Pending Product
Shipments that were Backorders	70.2%	71.3%	71.4%	74.2%	69.6%

Gross Profit:

	First Quarter Ended		Change
	June 30,	June 24,
	2018	2017	$	%
Gross Profit:
Service	$4,919	$4,636	$283	6.1%
Distribution	4,194	4,055	139	3.4%
Total	$9,113	$8,691	$422	4.9%

Total gross profit for the first quarter of fiscal year 2019 was $9.1 million, an increase of $0.4 million or 4.9% versus the first quarter of fiscal year 2018. Total gross margin was 24.9% in the first quarter of fiscal year 2019, up from 24.0% in the first quarter of fiscal year 2018, a 90 basis point improvement.

Service gross profit in the first quarter of fiscal year 2019 increased $0.3 million, or 6.1%, from the first quarter of fiscal year 2018. Service gross margin was 25.5% in the first quarter of fiscal year 2019, a 40 basis point improvement versus the first quarter of fiscal year 2018. This increase was due to the inherent operating leverage in the segment combined with early operational excellence initiatives that drove productivity improvements.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2019	FY 2018
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	25.5%	28.5%	25.0%	23.7%	25.1%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2019	FY 2018
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	24.2%	22.6%	23.0%	21.7%	22.8%

Distribution segment gross margin was 24.2% in the first quarter of fiscal year 2019 versus 22.8% in the first quarter of fiscal year 2018, a 140 basis point improvement. The increase in segment gross margin was due to the mix of products sold, inventory management, and pricing initiatives that were implemented as part of the Company’s ongoing operational excellence program.

Operating Expenses:

	First Quarter Ended		Change
	June 30,	June 24,
	2018	2017	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,032	$4,092	$(60)	(1.5%)
General and Administrative	3,056	3,188	(132)	(4.1%)
Total	$7,088	$7,280	$(192)	(2.6%)

Total operating expenses were $7.1 million in the first quarter of fiscal year 2019 versus $7.3 million during the first quarter of fiscal year 2018. The year-over-year change in operating expenses was primarily due to some incremental general and administrative expenses related to the Company’s operating infrastructure improvements and operational excellence initiatives offset by a $0.3 million one-off non-cash stock-based compensation expense incurred within the first quarter of fiscal year 2018. As a percentage of total revenue, operating expenses were 19.3% in the first quarter of fiscal year 2019 and 20.1% in the first quarter of fiscal year 2018.

Income Taxes:

	First Quarter Ended		Change
	June 30,	June 24,
	2018	2017	$	%
Provision for Income Taxes	$372	$283	$89	31.4%

Our effective tax rates for the first quarter of fiscal years 2019 and 2018 were 20.7% and 24.8%, respectively. The year-over-year decrease in the tax rate largely reflects the enactment of the Tax Act which was signed into law on December 22, 2017. The reduction in the tax rate also reflects the tax benefit from stock-based compensation awards. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2019 effective tax rate to be approximately 25.0% to 27.0%.

Net Income:

	First Quarter Ended		Change
	June 30,	June 24,
	2018	2017	$	%
Net Income	$1,428	$856	$572	66.8%

Net income for the first quarter of fiscal year 2019 increased 66.8% from the first quarter of fiscal year 2018 for the reasons stated above.

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

	First Quarter Ended
	June 30,	June 24,
	2018	2017
Net Income	$1,428	$856
+ Interest Expense	206	236
+ Other Expense / (Income)	19	36
+ Tax Provision	372	283
Operating Income	$2,025	$1,411
+ Depreciation & Amortization	1,567	1,487
+ Other (Expense) / Income	(19)	(36)
+ Noncash Stock Compensation	269	499
Adjusted EBITDA	$3,842	$3,361

Total adjusted EBITDA for the first quarter of fiscal year 2019 was $3.8 million, a $0.5 million or 14.3% increase versus the first quarter of fiscal year 2018. As a percentage of revenue, Adjusted EBITDA was 10.5% for the first quarter of fiscal year 2019 and 9.3% for the first quarter of fiscal year 2018. The difference between the increase in Adjusted EBITDA and the increase in net income during the first quarter of fiscal year 2018 is primarily driven by the decrease from the one-off non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of June 30, 2018, $30.0 million was available under the Revolving Credit Facility, of which $8.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. The Credit Agreement also increased the amount of our outstanding term loan to $15.0 million (the “2017 Term Loan”), replacing the previous term loan. As of June 30, 2018, $13.6 million was outstanding on the 2017 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year.

The allowable leverage ratio under the Credit Agreement remains at a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The excess funds of the 2017 Term Loan over the previous term loan were used to repay amounts outstanding under the Revolving Credit Facility.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first quarter of fiscal year 2019. Our leverage ratio, as defined in the Credit Agreement, was 1.28 at June 30, 2018, compared with 1.40 at the end of fiscal year 2018.

Interest on the Revolving Credit Facility and 2017 Term Loan continues to accrue, at our election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available under the Credit Agreement. Interest rate margins and commitment fees are determined on a quarterly basis based upon our calculated leverage ratio, as defined in the Credit Agreement.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 30,	June 24,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$3,062	$(2,882)
Investing Activities	$(1,918)	$(2,128)
Financing Activities	$(1,383)	$4,826

Operating Activities: Net cash provided by operations was $3.1 million during the first quarter of fiscal year 2019 compared to $2.9 million of net cash used in operating activities during the first quarter of fiscal year 2018. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●	Receivables: Accounts receivable decreased by a net amount of $2.8 million during the first quarter of fiscal year 2019. During the first quarter of fiscal year 2018, accounts receivable decreased by $1.6 million. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 30, 2018 and June 24, 2017:

	June 30,	June 24,
	2018	2017
Net Sales, for the last two fiscal months	$25,992	$25,033
Accounts Receivable, net	$21,875	$20,411
Days Sales Outstanding	50	49

●	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $0.7 million during the first quarter of fiscal year 2019. Inventory increased $1.5 million during the first quarter of fiscal year 2018. The year-over-year change represents timing of strategic purchases in fiscal year 2019 and the addition of Excalibur’s used equipment business inventory.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service revenues and capital expenditures. Accounts payable decreased $1.2 million during the first quarter of fiscal year 2019. Accounts payable decreased $3.3 million during the first quarter of fiscal year 2018.

●	Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first quarter of fiscal year 2019, accrued compensation and other liabilities decreased by $1.5 million compared to a $2.4 million decrease in the first quarter of fiscal year 2018.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2019, income taxes payable increased by $0.2 million whereas in the first quarter of fiscal year 2018, income taxes payable increased by $0.1 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first quarter of fiscal year 2019, we invested $1.9 million in capital expenditures that was used primarily for assets for the Company’s rental business and customer-driven expansion of Service segment capabilities. During the first quarter of fiscal year 2018, we invested $2.1 million in capital expenditures, including $1.0 million spent for expanded Service segment capabilities, specifically for our mobile calibration truck fleet and radio-frequency asset capabilities, and $0.4 million spent for rental assets. During the first quarter of fiscal years 2019 and 2018, we had no business acquisitions. The purchase of assets from NBS during the first quarter of fiscal year 2019 are included in our capital expenditures above.

Financing Activities: During the first quarter of fiscal year 2019, we used $0.8 million to repay our Revolving Credit Facility, $0.5 million for repayment of our term loan and $0.1 million to repurchase shares of our common stock. During the first quarter of fiscal year 2018, we received $5.0 million in net proceeds from our Revolving Credit Facility and $0.6 million in cash was generated from the issuance of common stock. In addition, we used $0.4 million in cash for repayment of our term loan and $0.3 million to repurchase shares of our common stock. Commencing in fiscal year 2018, we revised our non-employee director performance-based compensation program such that any compensation earned under that program will be paid in Company stock awards, rather than in cash. The achievement criteria and the payment parameters (target payment of $20,000 per non-employee director with a maximum payment of $30,000), have not changed for fiscal year 2019.

On December 20, 2017, we filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission. Under the shelf registration statement, we may from time to time in one or more future offerings, issue various types of securities up to an aggregate amount of $50 million. We have no immediate plans to use this registration statement. The Securities and Exchange Commission declared the shelf registration statement effective on January 5, 2018.

OUTLOOK

We are pleased with our sales and operating momentum and expect to deliver solid fiscal year 2019 results. Our strong and unique value proposition continues to resonate in the market, and recent new business wins in our Service segment support our confidence level. The Distribution business is also expected to continue to generate significant cash, provide differentiation in the market and foster Service growth opportunities. And, with a continued focus on investment in people, improving processes, and leveraging technology as a competitive advantage. We believe we can drive higher margins in both segments. We believe we have executed the early stages of our operational excellence initiatives well, but there remains a significant amount of work to do over the next 12 to 24 months to position us to achieve our goals.

Acquisitions will continue to be incremental to our overall growth expectations. Our small tuck-in purchase of the assets of NBS near the end of the first quarter of fiscal year 2019 both leverages our existing infrastructure and adds a capability in liquid and gas flow meter calibrations to our offerings. In addition to purchasing the assets of NBS, our current acquisition pipeline is active and we believe we have a strong balance sheet to execute our growth strategy.

Transcat expects its income tax rate to range between 25% and 27% for full year fiscal 2019.

Having spent $1.9 million in the first quarter of fiscal year 2019, we still expect capital expenditures for the full fiscal year 2019 to be in the $7.0 million to $7.5 million range. Capital investments will be primarily focused on technology infrastructure to drive operational excellence and organic growth opportunities within both operating segments, and for rental pool assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of June 30, 2018, $30.0 million was available under our Revolving Credit Facility, of which $8.0 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The term loan is considered a LIBOR loan. As of June 30, 2018, $13.6 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheet. The term loan requires principal repayments of $0.2 million per month plus interest.

At our option, we borrow from our Revolving Credit Facility and 2017 Term Loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of June 30, 2018, the one-month LIBOR was 2.1%. Our interest rate for the first quarter of fiscal year 2019 ranged from 3.2% to 3.6%. On June 30, 2018, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarters of fiscal year 2019 and 2018 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of the fiscal years 2019 and 2018, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 30, 2018, we had a foreign exchange contract, which matured in July 2018, outstanding in the notional amount of $4.9 million. The foreign exchange contract was renewed in July 2018 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first fiscal quarter of fiscal year 2019) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total	Weighted	Shares Purchased as	Approximate Dollar Value)
	Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)

04/01/2018 - 04/28/2018	-	-	-	-

04/29/2018 - 05/26/2018	8,484 (2)	$16.90 (2)	-	-

05/27/2018 - 06/30/2018	-	-	-	-

Total	8,484	$16.90	-	-

(1)

We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2019.

(2)

Shares withheld pursuant to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, to cover tax-withholding obligations upon vesting of restricted stock unit awards that vested in the first quarter of fiscal year 2019.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1 #	Form of Award Notice of Restricted Stock Units and Performance Restricted Stock Units granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2018

10.2 #	Form of Award Notice of Long-Term Compensation Awards granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2018

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1* Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2* Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1* Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101) Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Exhibit filed with this report.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 7, 2018	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2018	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)