Form 10-Q
period 2018-09-29
TRANSCAT INC
filed 2018-11-06
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 29, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [✓]
Non-accelerated filer [ ]	Smaller reporting company [ ]
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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 2, 2018 was 7,203,497.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Service Revenue	$19,902	$18,239	$39,227	$36,721
Distribution Sales	18,977	17,688	36,310	35,485
Total Revenue	38,879	35,927	75,537	72,206

Cost of Service Revenue	15,095	13,919	29,501	27,765
Cost of Distribution Sales	14,645	13,854	27,784	27,596
Total Cost of Revenue	29,740	27,773	57,285	55,361

Gross Profit	9,139	8,154	18,252	16,845

Selling, Marketing and Warehouse Expenses	4,020	4,005	8,052	8,097
General and Administrative Expenses	2,943	2,691	5,999	5,879
Total Operating Expenses	6,963	6,696	14,051	13,976

Operating Income	2,176	1,458	4,201	2,869

Interest and Other Expense, net	195	271	420	543

Income Before Income Taxes	1,981	1,187	3,781	2,326
Provision for Income Taxes	493	406	865	689

Net Income	$1,488	$781	$2,916	$1,637

Basic Earnings Per Share	$0.21	$0.11	$0.41	$0.23
Average Shares Outstanding	7,200	7,131	7,187	7,102

Diluted Earnings Per Share	$0.20	$0.11	$0.39	$0.23
Average Shares Outstanding	7,520	7,286	7,486	7,242

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Net Income	$1,488	$781	$2,916	$1,637

Other Comprehensive Income (Loss):
Currency Translation Adjustment	92	336	(4)	377
Other, net of tax effects	8	17	11	25
Total Other Comprehensive Income	100	353	7	402

Comprehensive Income	$1,588	$1,134	$2,923	$2,039

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	September 29,	March 31,
	2018	2018
ASSETS
Current Assets:
Cash	$571	$577
Accounts Receivable, less allowance for doubtful accounts of $300 and $296 as of September 29, 2018 and March 31, 2018, respectively	24,053	24,684
Other Receivables	1,623	1,361
Inventory, net	14,161	12,651
Prepaid Expenses and Other Current Assets	1,227	1,240
Total Current Assets	41,635	40,513
Property and Equipment, net	19,591	17,091
Goodwill	34,120	32,740
Intangible Assets, net	6,197	5,505
Other Assets	870	973
Total Assets	$102,413	$96,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$12,903	$13,535
Accrued Compensation and Other Liabilities	5,160	5,240
Income Taxes Payable	624	232
Current Portion of Long-Term Debt	2,143	2,143
Total Current Liabilities	20,830	21,150
Long-Term Debt	23,153	20,707
Deferred Tax Liabilities	1,708	1,709
Other Liabilities	1,856	1,908
Total Liabilities	47,547	45,474

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,201,589 and 7,155,050 shares issued and outstanding as of September 29, 2018 and March 31, 2018, respectively	3,601	3,578
Capital in Excess of Par Value	15,599	14,965
Accumulated Other Comprehensive Loss	(274)	(281)
Retained Earnings	35,940	33,086
Total Shareholders' Equity	54,866	51,348
Total Liabilities and Shareholders' Equity	$102,413	$96,822

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 29,	September 23,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$2,916	$1,637
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	6	25
Deferred Income Taxes	(1)	41
Depreciation and Amortization	3,067	2,984
Provision for Accounts Receivable and Inventory Reserves	74	203
Stock-Based Compensation Expense	606	831
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	856	760
Inventory	(1,172)	(1,020)
Prepaid Expenses and Other Assets	101	(145)
Accounts Payable	(706)	(1,747)
Accrued Compensation and Other Liabilities	(1,271)	(1,458)
Income Taxes Payable	389	(456)
Net Cash Provided by Operating Activities	4,865	1,655

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,703)	(3,942)
Proceeds from Sale of Property and Equipment	-	6
Business Acquisitions, net of cash acquired	(3,614)	-
Net Cash Used in Investing Activities	(7,317)	(3,936)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net	3,517	3,110
Repayment of Term Loan	(1,071)	(714)
Issuance of Common Stock	132	761
Repurchase of Common Stock	(143)	(344)
Stock Option Redemption	-	(90)
Net Cash Provided by Financing Activities	2,435	2,723

Effect of Exchange Rate Changes on Cash	11	(659)

Net Decrease in Cash	(6)	(217)
Cash at Beginning of Period	577	842
Cash at End of Period	$571	$625

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$413	$510
Income Taxes, net	$472	$1,125

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 25, 2017	7,044	$3,522	$12,996	$(414)	$27,297	$43,401
Issuance of Common Stock	98	49	712	-	-	761
Repurchase of Common Stock	(27)	(14)	(205)	-	(125)	(344)
Stock-Based Compensation	25	13	818	-	-	831
Redemption of Stock Options	-	-	(90)	-	-	(90)
Other Comprehensive Income	-	-	-	402	-	402
Net Income	-	-	-	-	1,637	1,637

Balance as of September 23, 2017	7,140	$3,570	$14,231	$(12)	$28,809	$46,598

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 31, 2018	7,155	$3,578	$14,965	$(281)	$33,086	$51,348
Issuance of Common Stock	7	3	129	-	-	132
Repurchase of Common Stock	(8)	(4)	(77)	-	(62)	(143)
Stock-Based Compensation	48	24	582	-	-	606
Other Comprehensive Income	-	-	-	7	-	7
Net Income	-	-	-	-	2,916	2,916

Balance as of September 29, 2018	7,202	$3,601	$15,599	$(274)	$35,940	$54,866

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

Revenue recognized from prior period performance obligations for the second quarter of fiscal year 2019 was immaterial. As of September 29, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of September 29, 2018 and March 31, 2018 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At September 29, 2018 and March 31, 2018, investment assets totaled $0.6 million and $0.7 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the statement of income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of fiscal year 2019 and fiscal year 2018, the Company recorded non-cash stock-based compensation expense of $0.5 million and $0.8 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on its Canadian business transactions. The net foreign currency loss was less than $0.1 million during each of the first six months of fiscal years 2019 and 2018. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during each of the first six months of fiscal years 2019 and 2018, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 29, 2018, the Company had a foreign exchange contract, which matured in October 2018, outstanding in the notional amount of $4.2 million. The foreign exchange contract was renewed in October 2018 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the second quarter of fiscal year 2019, the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. For the second quarter of fiscal year 2018, the net additional common stock equivalents had no effect on the calculation of dilutive earnings per share. For the first six months of fiscal year 2019, the net additional common stock had a $0.02 effect on the calculation of dilutive earnings per share. For the first six months of fiscal year 2018, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Average Shares Outstanding – Basic	7,200	7,131	7,187	7,102
Effect of Dilutive Common Stock Equivalents	320	155	299	140
Average Shares Outstanding – Diluted	7,520	7,286	7,486	7,242
Anti-dilutive Common Stock Equivalents	-	-	-	-

Recently Issued Accounting Pronouncements: In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

In July 2018, FASB issued ASU 2018-11, Leases (ASC Topic 842), which provides entities with an additional transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period's financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. The Company continues to evaluate the impact that adopting ASU 2018-11 will have on its financial statements.

NOTE 2 – LONG-TERM DEBT

Description: On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of September 29, 2018, $30.0 million was available under the Revolving Credit Facility, of which $12.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. The Credit Agreement also increased the amount of the Company’s outstanding term loan to $15.0 million (the “2017 Term Loan”), replacing the previous term loan. As of September 29, 2018, $13.0 million was outstanding on the 2017 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first six months of fiscal year 2019, $3.6 million was used for a business acquisition.

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

Interest and Other Costs: Interest on the Revolving Credit Facility and 2017 Term Loan accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of September 29, 2018 was 2.3%. The Company’s interest rate for the first six months of fiscal year 2019 ranged from 3.2% to 3.6%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the second quarter of fiscal year 2019. Our leverage ratio, as defined in the Credit Agreement, was 1.34 at September 29, 2018, compared with 1.40 at the end of fiscal year 2018.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 29, 2018, 1.1 million shares were available for future grant under the 2003 Plan.

Restricted Stock Units: The Company generally grants performance-based restricted stock units as a primary component of executive compensation. In previous years, the units generally vested following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. The restricted stock units granted in June 2017 and April 2018 were time vested. Beginning with the restricted stock units granted in May 2018, 50% of the units will vest subject to certain cumulative diluted earnings per share growth targets over the eligible period and 50% of the restricted stock units will be time vested over a three-year period. Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions. The expense relating to the time vested restricted stock units is recognized on a straight-line basis over the requisite service period for the entire award.

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 26, 2016 and as a result, issued 32 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2019. The following table summarizes the non-vested performance-based restricted stock units outstanding as of September 29, 2018:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	September 29, 2018
April 2016	April 2016 - March 2019	82	$10.13	125% of target level
April 2017	April 2017 – March 2020	75	$12.90	100% of target level
June 2017	July 2017 – June 2020	3	$12.00	Time Vested
April 2018	April 2018 – March 2020	2	$15.65	Time Vested
May 2018	April 2018 – March 2020	30	$15.30	100% of target level
May 2018	April 2018 – March 2020	30	$15.30	Time Vested

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.5 million and $0.4 million, respectively, in the first six months of fiscal years 2019 and 2018. As of September 29, 2018, unearned compensation to be recognized over the grants’ respective service periods totaled $1.5 million.

Stock Options: Options vest either immediately or over a period of up to four years using a straight-line basis and expire either five years or ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first six months of fiscal year 2019:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2018	272	$10.27
Granted	-	-
Exercised	-	-
Forfeited	(4)	6.75
Redeemed	-	-
Outstanding as of September 29, 2018	268	$10.33	4	$3,355
Exercisable as of September 29, 2018	268	$10.33	4	$3,355

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2019 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 29, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

There was no expense related to stock options during the first six months of fiscal year 2019. Total expense related to stock options was $0.4 million for the first six months of fiscal year 2018. There was no total unrecognized compensation cost related to non-vested stock options as of September 29, 2018. There were no stock options exercised during the first six months of fiscal year 2019. The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2018 was $0.6 million. Cash received from the exercise of options in the first six months of fiscal year 2018 was $0.6 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the second quarter and first six months of fiscal years 2019 and 2018:

	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
Revenue:
Service	$19,902	$18,239	$39,227	$36,721
Distribution	18,977	17,688	36,310	35,485
Total	38,879	35,927	75,537	72,206

Gross Profit:
Service	4,807	4,320	9,726	8,956
Distribution	4,332	3,834	8,526	7,889
Total	9,139	8,154	18,252	16,845

Operating Expenses:
Service (1)	3,682	3,530	7,533	7,281
Distribution (1)	3,281	3,166	6,518	6,695
Total	6,963	6,696	14,051	13,976

Operating Income:
Service	1,125	790	2,193	1,675
Distribution	1,051	668	2,008	1,194
Total	2,176	1,458	4,201	2,869

Unallocated Amounts:
Interest and Other Expense, net	195	271	420	543
Provision for Income Taxes	493	406	865	689
Total	688	677	1,285	1,232

Net Income	$1,488	$781	$2,916	$1,637

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

During the second quarter of fiscal year 2019, Transcat acquired substantially all of the assets of Angel’s Instrumentation, Inc. (“Angel’s”), a Virginia-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand its geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments in Note 1 above, and typically utilizes independent third-party valuation specialists to determine the fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. All of the goodwill and intangible assets relating to the Angel’s acquisition have been allocated to the Service segment. Intangible assets related to the Angel’s acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the Angel’s acquisition is expected to be deductible for tax purposes.

The total purchase price paid for the assets of Angel’s was approximately $4.7 million, net of $0.1 million cash acquired. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Angel’s assets and liabilities acquired during the period presented:

		FY 2019
Goodwill		$1,275
Intangible Assets – Customer Base		1,400
Intangible Assets – Covenant Not to Compete		100
		2,775
Plus:	Current Assets	787
	Non-Current Assets	1,200
Less:	Current Liabilities	(24)
Total Purchase Price		$4,738

Certain of the Company’s acquisition agreements, including Angel’s include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of September 29, 2018, $0.6 million of contingent consideration and $0.5 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. No contingent consideration or holdback amounts were paid during the first six months of fiscal year 2019. As of March 31, 2018, no contingent consideration or other holdback amounts were outstanding.

The results of the acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Angel’s had occurred at the beginning of fiscal year 2019 and fiscal year 2018. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Six Months Ended
	September 29,	September 23,
	2018	2017
Total Revenue	$77,678	$73,991
Net Income	$3,494	$1,922
Basic Earnings Per Share	$0.49	$0.27
Diluted Earnings Per Share	$0.48	$0.27

During each of the first six months of fiscal year 2019 and fiscal year 2018, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

During the first quarter of fiscal year 2019, Transcat acquired substantially all of the assets of NBS Calibration, Inc. (“NBS”), an Arizona-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the NBS assets, it has been included in the purchases of property and equipment, net, in the consolidated statement of cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, our reliance on one vendor to supply a significant amount of inventory purchases, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, risks related to our acquisition strategy and the integration of the businesses we acquire, the impact of economic conditions, risks related to the accuracy of the estimates and assumptions we use to revalue our U.S. deferred tax assets and liabilities in accordance with the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), volatility in the oil and gas industry, the highly competitive nature of our two business segments, foreign currency rate fluctuations and cybersecurity risks. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

RESULTS OF OPERATIONS

During our second quarter of fiscal year 2019, we achieved consolidated revenue of $38.9 million. This represented an increase of 8.2% or $3.0 million versus the second quarter of fiscal year 2018. There was strong revenue growth in both segments. Service segment revenue growth was 9.1%. Sales in our Distribution segment grew 7.3%.

Second quarter of fiscal year 2019 gross profit was $9.1 million, an increase of $1.0 million or 12.1% versus the second quarter of fiscal year 2018. Gross margin expanded by 80 basis points. Gross profit and gross margin were negatively impacted by the effect of Hurricanes Harvey and Maria on our operations during the second quarter of fiscal year 2018.

Total operating expenses were $7.0 million, an increase of $0.3 million or 4.0% as compared to the second quarter of fiscal year 2018. General and administrative expenses increased 9.4% as we further invested in our operational infrastructure and operational excellence initiatives. This was partially offset as selling, marketing and warehouse expenses were flat compared to the second quarter of fiscal year 2018. Operating expenses as a percentage of total revenue were 17.9%, down from 18.6% in the second quarter of fiscal year 2018, a decrease of 70 basis points.

Net income was $1.5 million, up 90.5% as compared to $0.8 million in the second quarter of fiscal year 2018.

The following table presents, for the second quarter and first six months of fiscal years 2019 and 2018, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 29,	September 23,	September 29,	September 23,
	2018	2017	2018	2017
As a Percentage of Total Revenue:
Service Revenue	51.2%	50.8%	51.9%	50.9%
Distribution Sales	48.8%	49.2%	48.1%	49.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	24.2%	23.7%	24.8%	24.4%
Distribution Gross Profit	22.8%	21.7%	23.5%	22.2%
Total Gross Profit	23.5%	22.7%	24.2%	23.3%

Selling, Marketing and Warehouse Expenses	10.3%	11.1%	10.7%	11.2%
General and Administrative Expenses	7.6%	7.5%	7.9%	8.1%
Total Operating Expenses	17.9%	18.6%	18.6%	19.3%

Operating Income	5.6%	4.1%	5.6%	4.0%

Interest and Other Expense, net	0.5%	0.8%	0.6%	0.8%

Income Before Income Taxes	5.1%	3.3%	5.0%	3.2%
Provision for Income Taxes	1.3%	1.1%	1.1%	1.0%

Net Income	3.8%	2.2%	3.9%	2.2%

SECOND QUARTER ENDED SEPTEMBER 29, 2018 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 23, 2017 (dollars in thousands):

Revenue:

	Second Quarter Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Revenue:
Service	$19,902	$18,239	$1,663	9.1%
Distribution	18,977	17,688	1,289	7.3%
Total	$38,879	$35,927	$2,952	8.2%

Total revenue increased $3.0 million, or 8.2%, in our fiscal year 2019 second quarter compared to the prior year second quarter. This year-over-year growth includes a combination of organic and acquisition-related revenue growth.

Service revenue, which accounted for 51.2% and 50.8% of our total revenue in the second quarter of fiscal years 2019 and 2018, respectively, increased 9.1% from the second quarter of fiscal year 2018 to the second quarter of fiscal year 2019. Higher revenue was the result of new business from the life sciences market and growth in general industrial manufacturing. Excluding revenue from acquisitions of $0.3 million, the Service segment had organic growth of 7.6%.

Our fiscal years 2019 and 2018 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2019		FY 2018
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	9.1%	4.6%	12.4%	7.5%	7.6%	7.6%

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

	FY 2019		FY 2018
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$79,951	$78,288	$77,445	$75,016	$73,702	$72,410
Service Revenue Growth	8.5%	8.1%	8.9%	8.5%	12.4%	15.2%

The trailing twelve-month Service segment revenue growth for the first and second quarters of fiscal year 2018 include the various acquisitions made in fiscal year 2017.

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

	FY 2019		FY 2018
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	84.0%	84.4%	84.2%	83.9%	83.6%	83.5%
Outsourced	14.4%	14.0%	14.2%	14.4%	14.7%	14.7%
Freight Billed to Customers	1.6%	1.6%	1.6%	1.7%	1.7%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 48.8% of our total revenue in the second quarter of fiscal year 2019 and 49.2% of our total revenue in the second quarter of fiscal year 2018. During the second quarter of fiscal year 2019, Distribution segment sales showed an increase of 7.3% to $19.0 million. The Distribution sales increase reflected higher demand from core industrial customers. The growth also reflected increased rental revenue of 15% to $1.0 million.

Our fiscal years 2019 and 2018 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2019		FY 2018
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	7.3%	(2.6%)	8.3%	6.7%	0.9%	11.4%

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

Our total pending product shipments at the end of the second quarter of fiscal year 2019 were $3.7 million, a decrease of $0.2 million from the second quarter of fiscal year 2018. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2019 and 2018:

	FY 2019		FY 2018
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,734	$3,486	$2,965	$3,929	$3,940	$3,513
% of Pending Product Shipments that were Backorders	66.7%	70.2%	71.3%	71.4%	74.2%	69.6%

Gross Profit:

	Second Quarter Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Gross Profit:
Service	$4,807	$4,320	$487	11.3%
Distribution	4,332	3,834	498	13.0%
Total	$9,139	$8,154	$985	12.1%

Total gross profit for the second quarter of fiscal year 2019 was $9.1 million, an increase of $1.0 million or 12.1% versus the second quarter of fiscal year 2018. Total gross margin was 23.5% in the second quarter of fiscal year 2019, up from 22.7% in the second quarter of fiscal year 2018, an 80 basis point expansion.

Service gross profit in the second quarter of fiscal year 2019 increased $0.5 million, or 11.3%, from the second quarter of fiscal year 2018. Service gross margin was 24.2% in the second quarter of fiscal year 2019, a 50 basis point increase versus the second quarter of fiscal year 2018. The Service gross margins in the second quarter of fiscal year 2018 were negatively impacted by the effects of Hurricanes Harvey and Maria. We estimated that the impact to the second quarter of fiscal year 2018 was between 20 and 40 basis points of gross margin.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2019		FY 2018
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	24.2%	25.5%	28.5%	25.0%	23.7%	25.1%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2019		FY 2018
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	22.8%	24.2%	22.6%	23.0%	21.7%	22.8%

Distribution segment gross margin was 22.8% in the second quarter of fiscal year 2019 versus 21.7% in the second quarter of fiscal year 2018, a 110 basis point increase. The increase in gross margin was driven by the mix of products sold, the timing of certain volume-based vendor rebates, and pricing initiatives that were implemented as part of our ongoing operational excellence programs.

Operating Expenses:

	Second Quarter Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,020	$4,005	$15	0.4%
General and Administrative	2,943	2,691	252	9.4%
Total	$6,963	$6,696	$267	4.0%

Total operating expenses were $7.0 million in the second quarter of fiscal year 2019 versus $6.7 million during the second quarter of fiscal year 2018. The year-over-year increase in operating expenses was primarily due to incremental general and administrative expenses related to our continued investment in operating infrastructure improvements and operational excellence initiatives. Total selling, marketing and warehouse expenses were flat year over year. As a percentage of total revenue, operating expenses were 17.9% in the second quarter of fiscal year 2019, down from 18.6% in the second quarter of fiscal year 2018. We estimated that the impact of Hurricanes Harvey and Maria to the second quarter of fiscal year 2018 was between 40 and 90 basis points of operating margin.

Provision for Income Taxes:

	Second Quarter Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Provision for Income Taxes	$493	$406	$87	21.4%

Our effective tax rates for the second quarter of fiscal years 2019 and 2018 were 24.9% and 34.2%, respectively. The year-over-year decrease largely reflects the enactment of the Tax Act which was signed into law on December 22, 2017. The reduction in the tax rate also reflects the tax benefit from stock-based compensation awards. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2019 effective tax rate to be approximately 25.0% to 27.0%.

Net Income:

	Second Quarter Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Net Income	$1,488	$781	$707	90.5%

Net income for the second quarter of fiscal year 2019 was $1.5 million, an increase of $0.7 million or 90.5% versus the second quarter of fiscal year 2018. The year over year increase is for the reasons stated above.

Adjusted EBITDA:

In addition to reporting net income, a measure under accounting principles generally accepted in the United States (“GAAP”), we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, and non-cash stock compensation expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Second Quarter Ended
	September 29,	September 23,
	2018	2017
Net Income	$1,488	$781
+ Interest Expense	197	281
+ Other Expense / (Income)	(2)	(10)
+ Tax Provision	493	406
Operating Income	$2,176	$1,458
+ Depreciation & Amortization	1,500	1,497
+ Other (Expense) / Income	2	10
+ Noncash Stock Compensation	337	332
Adjusted EBITDA	$4,015	$3,297

Total Adjusted EBITDA for the second quarter of fiscal year 2019 was $4.0 million versus $3.3 million during the second quarter of fiscal year 2018, a $0.7 million or 21.8% increase. As a percentage of revenue, Adjusted EBITDA was 10.3% for the second quarter of fiscal year 2019 and 9.2% for the second quarter of fiscal year 2018. The difference between the fiscal year 2019 second quarter increase in Adjusted EBITDA and the increase in net income is primarily driven by the decreased non-cash stock compensation expense.

SIX MONTHS ENDED SEPTEMBER 29, 2018 COMPARED TO SIX MONTHS ENDED SEPTEMBER 23, 2017 (dollars in thousands):

Revenue:

	Six Months Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Revenue:
Service	$39,227	$36,721	$2,506	6.8%
Distribution	36,310	35,485	825	2.3%
Total	$75,537	$72,206	$3,331	4.6%

Service revenue, which accounted for 51.9% of our total revenue during the first six months of fiscal year 2019 and 50.9% of our total revenue during the first six months of fiscal year 2018, increased $2.5 million, or 6.8%, from the first six months of fiscal year 2018 to the first six months of fiscal year 2019. The year-over-year increase was due to increased market share in life science business and general industrial manufacturing which includes defense and aerospace markets. The year-over-year increase was driven by a combination of organic and acquisition-related growth.

Our Distribution sales accounted for 48.1% and 49.1% of our total revenue in the first six months of fiscal years 2019 and 2018, respectively. For the first six months of fiscal year 2019, Distribution sales increased $0.8 million, or 2.3%, compared to the first six months of fiscal year 2018. This year-over-year increase in sales reflects higher demand from core industrial customers and increased rental sales.

Gross Profit:

	Six Months Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Gross Profit:
Service	$9,726	$8,956	$770	8.6%
Distribution	8,526	7,889	637	8.1%
Total	$18,252	$16,845	$1,407	8.4%

Total gross profit for the first six months of fiscal year 2019 was $18.3 million, an increase of $1.4 million or 8.4% versus the first six months of fiscal year 2018. Total gross margin was 24.2%, a 90 basis points increase compared to 23.3% in the first six months of fiscal year 2018.

Operating Expenses:

	Six Months Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$8,052	$8,097	$(45)	(0.6%)
General and Administrative	5,999	5,879	120	2.0%
Total	$14,051	$13,976	$75	0.5%

Total operating expenses for the first six months of fiscal year 2019 were $14.1 million, an increase of $0.1 million or 0.5% versus the first six months of fiscal year 2018. The year-over-year increase in operating expenses was primarily due to incremental general and administrative expenses related to our continued investment in operating infrastructure improvements and operational excellence initiatives. The year-over-year decrease in selling, marketing and warehouse expenses is due to reduced acquisition related amortization expense. As a percentage of total revenue, operating expenses during the first six months of fiscal year 2019 were 18.6%, compared to 19.4% in the first six months of fiscal year 2018, an 80 basis point reduction.

Provision for Income Taxes:

	Six Months Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Provision for Income Taxes	$865	$689	$176	25.5%

Our effective tax rates for the first six months of fiscal years 2019 and 2018 were 22.9% and 29.6%, respectively. The year-over-year decrease largely reflects the enactment of the Tax Act which was signed into law on December 22, 2017. The reduction in the tax rate also reflects the tax benefit from stock-based compensation awards. We continue to evaluate our tax provision on a quarterly basis and make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2019 effective tax rate to be approximately 25.0% to 27.0%.

Net Income:

	Six Months Ended		Change
	September 29,	September 23,
	2018	2017	$	%
Net Income	$2,916	$1,637	$1,279	78.1%

Net income for the first six months of fiscal year 2019 was $2.9 million, an increase of $1.3 million or 78.1% versus the first six months of fiscal year 2018. The year over year increase is for the reasons stated above.

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

	Six Months Ended
	September 29,	September 23,
	2018	2017
Net Income	$2,916	$1,637
+ Interest Expense	403	517
+ Other Expense / (Income)	17	26
+ Tax Provision	865	689
Operating Income	$4,201	$2,869
+ Depreciation & Amortization	3,067	2,984
+ Other (Expense) / Income	(17)	(26)
+ Noncash Stock Compensation	606	831
Adjusted EBITDA	$7,857	$6,658

During the first six months of fiscal year 2019, Adjusted EBITDA was $7.9 million, an increase of $1.2 million or 18.0% versus the first six months of fiscal year 2018. As a percentage of revenue, Adjusted EBITDA was 10.4% for the first six months of fiscal year 2019 and 9.2% for the first six months of fiscal year 2018. The difference between the increase in Adjusted EBITDA and increase in net income during the first six months of fiscal year 2019 is primarily driven by the decrease in non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of September 29, 2018, $30.0 million was available under the Revolving Credit Facility, of which $12.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. The Credit Agreement also increased the amount of our outstanding term loan to $15.0 million (the “2017 Term Loan”), replacing the previous term loan. As of September 29, 2018, $13.0 million was outstanding on the 2017 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2017 Term Loan requires principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the second quarter of fiscal year 2019, we used $3.6 million for a business acquisition.

The allowable leverage ratio under the Credit Agreement remains at a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Credit Agreement provides that the trailing twelvemonth pro forma EBITDA of an acquired business is included in the allowable leverage ratio calculation. The excess funds of the 2017 Term Loan over the previous term loan were used to repay amounts outstanding under the Revolving Credit Facility.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the second quarter of fiscal year 2019. Our leverage ratio, as defined in the Credit Agreement, was 1.34 at September 29, 2018, compared with 1.40 at the end of fiscal year 2018.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 29,	September 23,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$4,865	$1,655
Investing Activities	$(7,317)	$(3,936)
Financing Activities	$2,435	$2,723

Operating Activities: Net cash provided by operating activities was $4.9 million during the first six months of fiscal year 2019 compared to $1.7 million during the first six months of fiscal year 2018. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable decreased by a net amount of $0.6 million during the first six months of fiscal year 2019, inclusive of $0.6 million of accounts receivable acquired as part of the assets acquired during our acquisition completed within the period. During the first six months of fiscal year 2018, accounts receivable decreased by $0.9 million. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of September 29, 2018 and September 23, 2017:

	September 29,	September 23,
	2018	2017
Net Sales, for the last two fiscal months	$29,156	$25,579
Accounts Receivable, net	$24,053	$21,144
Days Sales Outstanding	50	50

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.5 million during the first six months of fiscal year 2019, inclusive of $0.2 million of inventory acquired as part of the assets acquired during our acquisition completed within the period. Inventory increased $1.3 million during the first six months of fiscal year 2018. The year-over-year change represents timing of strategic purchases in fiscal year 2019 and the addition of used equipment inventory.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $0.6 million during the first six months of fiscal year 2019. Accounts payable decreased $1.7 million during the first six months of fiscal year 2018.

●

Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first six months of fiscal year 2019, accrued compensation and other liabilities decreased $0.1 million, inclusive of $1.1 million of contingent consideration and other accrued holdbacks included as part of our acquisition completed within the period. During the first six months of fiscal year 2018, accrued compensation and other liabilities decreased by $1.5 million.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first six months of fiscal year 2019, income taxes payable increased by $0.4 million whereas in the first six months of fiscal year 2018, income taxes payable decreased by $0.4 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first six months of fiscal year 2019, we invested $3.7 million in capital expenditures that was used primarily for assets for our rental business and customer driven expansion of Service segment capabilities. During the first six months of fiscal year 2018, we invested $3.9 million in capital expenditures, primarily for expanded Service segment capabilities, specifically for our mobile calibration truck fleet and radio-frequency asset capabilities, and rental assets. During the first six months of fiscal year 2019, we used $3.6 million for a business acquisition. During the first six months of fiscal year 2018, we had no business acquisitions.

Financing Activities: During the first six months of fiscal year 2019, we received $3.5 million in net proceeds from our Revolving Credit Facility, used $1.1 million for repayment of our term loan, received $0.1 million from the issuance of common stock and used $0.1 million to repurchase shares of our common stock. During the first six months of fiscal year 2018, we received $3.1 million in net proceeds from our Revolving Credit Facility, $0.8 million from the issuance of stock and used $0.7 million for repayment of our term loan and $0.3 million to repurchase shares of our common stock. Commencing in fiscal year 2018, we revised our non-employee director performance-based compensation program such that any compensation earned under that program will be paid in Company stock awards, rather than in cash. The achievement criteria and the payment parameters (target payment of $20,000 per non-employee director with a maximum payment of $30,000), have not changed for fiscal year 2019.

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

OUTLOOK

Our Company is executing well. Our Service segment, our primary growth segment, is continuing to capture market share as our quality, full service capabilities and geographic breadth address our customers’ needs. Our Distribution segment continues to show strength in both top-line and margins. The integration of the Angel’s business acquired in the latter part of the second quarter is on track and our pipeline of other acquisition opportunities continues to be robust. Our goal is to drive double-digit Service segment revenue growth through a blend of organic and acquired activity.

Our strengthened margin profile shows the strong operating leverage inherent in our business. We continue to capitalize on the synergies that exist between our two business segments – a component of our value proposition that we believe is unique in our industry. Looking further out, we are making early strides with our operational excellence initiatives, and believe these efforts will be more meaningful drivers of profitability in the next year or two. Operational excellence remains at the forefront of everything we do as we fortify our infrastructure with technology, people and improved processes and systems. We continue to make progress towards long-term opportunities related to driving productivity, automation and ultimately higher margins in our Service segment and throughout the whole organization.

We expect our income tax rate to range between 25% and 27% for full fiscal year 2019.

We still expect capital expenditures for the full fiscal year 2019 to be in the $7.0 million to $7.5 million range. Capital investments will be primarily focused on technology infrastructure to drive operational excellence and organic growth opportunities within both operating segments, and for rental pool assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.3 million assuming our average borrowing levels remained constant. As of September 29, 2018, $30.0 million was available under our Revolving Credit Facility, of which $12.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The term loan is considered a LIBOR loan. As of September 29, 2018, $13.0 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires principal repayments of $0.2 million per month plus interest.

At our option, we borrow from our Revolving Credit Facility and 2017 Term Loan at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of September 29, 2018, the one-month LIBOR was 2.3%. Our interest rate for the first six months of fiscal year 2019 ranged from 3.2% to 3.6%. On September 29, 2018, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first six months of fiscal years 2019 and 2018 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first six months of each of the fiscal years 2019 and 2018, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 29, 2018, we had a foreign exchange contract, which matured in October 2018, outstanding in the notional amount of $4.2 million. The foreign exchange contract was renewed in October 2018 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second fiscal quarter of fiscal year 2019) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

*         Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 6, 2018	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2018	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)