Form 10-Q
period 2018-12-29
TRANSCAT INC
filed 2019-02-05
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 29, 2018

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of February 1, 2019 was 7,209,055.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2018	2017	2018	2017

Service Revenue	$20,492	$18,769	$59,719	$55,490
Distribution Sales	20,376	21,714	56,686	57,199
Total Revenue	40,868	40,483	116,405	112,689

Cost of Service Revenue	16,004	14,070	45,505	41,835
Cost of Distribution Sales	15,316	16,712	43,100	44,308
Total Cost of Revenue	31,320	30,782	88,605	86,143

Gross Profit	9,548	9,701	27,800	26,546

Selling, Marketing and Warehouse Expenses	4,215	4,150	12,267	12,247
General and Administrative Expenses	2,939	2,897	8,938	8,776
Total Operating Expenses	7,154	7,047	21,205	21,023

Operating Income	2,394	2,654	6,595	5,523

Interest and Other Expense, net	295	311	715	854

Income Before Income Taxes	2,099	2,343	5,880	4,669
Provision for Income Taxes	530	512	1,395	1,201

Net Income	$1,569	$1,831	$4,485	$3,468

Basic Earnings Per Share	$0.22	$0.26	$0.62	$0.49
Average Shares Outstanding	7,203	7,142	7,192	7,115

Diluted Earnings Per Share	$0.21	$0.25	$0.60	$0.48
Average Shares Outstanding	7,518	7,319	7,500	7,273

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2018	2017	2018	2017
Net Income	$1,569	$1,831	$4,485	$3,468

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(286)	(151)	(289)	227
Other, net of tax effects	(54)	1	(45)	26
Total Other Comprehensive (Loss) Income	(340)	(150)	(334)	253

Comprehensive Income	$1,229	$1,681	$4,151	$3,721

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 29,	March 31,
	2018	2018
ASSETS
Current Assets:
Cash	$820	$577
Accounts Receivable, less allowance for doubtful accounts of $261 and $296 as of December 29, 2018 and March 31, 2018, respectively	24,583	24,684
Other Receivables	1,249	1,361
Inventory, net	13,632	12,651
Prepaid Expenses and Other Current Assets	1,405	1,240
Total Current Assets	41,689	40,513
Property and Equipment, net	19,373	17,091
Goodwill	34,419	32,740
Intangible Assets, net	5,703	5,505
Other Assets	833	973
Total Assets	$102,017	$96,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,440	$13,535
Accrued Compensation and Other Liabilities	5,159	5,240
Income Taxes Payable	813	232
Current Portion of Long-Term Debt	1,896	2,143
Total Current Liabilities	19,308	21,150
Long-Term Debt	22,654	20,707
Deferred Tax Liabilities	1,689	1,709
Other Liabilities	1,848	1,908
Total Liabilities	45,499	45,474

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,204,476 and 7,155,050 shares issued and outstanding as of December 29, 2018 and March 31, 2018, respectively	3,602	3,578
Capital in Excess of Par Value	16,022	14,965
Accumulated Other Comprehensive Loss	(615)	(281)
Retained Earnings	37,509	33,086
Total Shareholders' Equity	56,518	51,348
Total Liabilities and Shareholders' Equity	$102,017	$96,822

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 29,	December 23,
	2018	2017
Cash Flows from Operating Activities:
Net Income	$4,485	$3,468
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	6	57
Deferred Income Taxes	(20)	11
Depreciation and Amortization	4,733	4,527
Provision for Accounts Receivable and Inventory Reserves	122	341
Stock-Based Compensation	969	1,095
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	393	(1,009)
Inventory	(544)	(612)
Prepaid Expenses and Other Assets	(156)	(29)
Accounts Payable	(2,169)	(137)
Accrued Compensation and Other Liabilities	(1,170)	(1,325)
Income Taxes Payable	597	(570)
Net Cash Provided by Operating Activities	7,246	5,817

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,452)	(5,084)
Proceeds from Sale of Property and Equipment	-	11
Business Acquisitions	(3,614)	-
Payment of Contingent Consideration and Holdbacks Related to Business Acquisitions	(108)	-
Net Cash Used in Investing Activities	(9,174)	(5,073)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	807	(7,018)
Proceeds from Term Loan	2,500	7,143
Repayments of Term Loan	(1,607)	(1,190)
Issuance of Common Stock	193	821
Repurchase of Common Stock	(143)	(344)
Stock Option Redemption	-	(90)
Net Cash Provided by (Used in) Financing Activities	1,750	(678)

Effect of Exchange Rate Changes on Cash	421	(404)

Net Increase (Decrease) in Cash	243	(338)
Cash at Beginning of Period	577	842
Cash at End of Period	$820	$504

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$650	$765
Income Taxes, net	$804	$1,783
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration Related to Business Acquisition	$108	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 25, 2017	7,044	$3,522	$12,996	$(414)	$27,297	$43,401
Issuance of Common Stock	102	51	770	-	-	821
Repurchase of Common Stock	(27)	(14)	(205)	-	(125)	(344)
Stock-Based Compensation	25	13	1,082	-	-	1,095
Redemption of Stock Options	-	-	(90)	-	-	(90)
Other Comprehensive Income	-	-	-	253	-	253
Net Income	-	-	-	-	3,468	3,468

Balance as of December 23, 2017	7,144	$3,572	$14,553	$(161)	$30,640	$48,604

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 31, 2018	7,155	$3,578	$14,965	$(281)	$33,086	$51,348
Issuance of Common Stock	9	4	189	-	-	193
Repurchase of Common Stock	(8)	(4)	(77)	-	(62)	(143)
Stock-Based Compensation	48	24	945	-	-	969
Other Comprehensive Loss	-	-	-	(334)	-	(334)
Net Income	-	-	-	-	4,485	4,485

Balance as of December 29, 2018	7,204	$3,602	$16,022	$(615)	$37,509	$56,518

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

Revenue recognized from prior period performance obligations for the third quarter of fiscal year 2019 was immaterial. As of December 29, 2018, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of December 29, 2018 and March 31, 2018 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which established principles to report useful information to financial statement users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), and provides guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Transcat adopted the new standard for its fiscal year ending March 30, 2019 (“fiscal year 2019”), which began April 1, 2018 using the modified retrospective approach to each prior reporting period presented. Based on our analysis, the Company concluded that the adoption of the amended guidance did not have a material impact on its net revenue recognition. The cumulative effect adjustment upon adoption of the ASU in the first quarter of fiscal year 2019 was immaterial.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At December 29, 2018 and March 31, 2018, investment assets totaled $0.6 million and $0.7 million, respectively and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the statement of income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal year 2019 and fiscal year 2018, the Company recorded non-cash stock-based compensation expense of $0.8 million and $1.1 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on its Canadian business transactions. The net foreign currency loss was less than $0.1 million during the first nine months of each of fiscal years 2019 and 2018. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first nine months of fiscal year 2019 and a gain of $0.1 million during the first nine months of fiscal year 2018, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 29, 2018, the Company had a foreign exchange contract, which matured in January 2019, outstanding in the notional amount of $4.2 million. The foreign exchange contract was renewed in January 2019 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

Earnings Per Share: Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of stock options and unvested restricted stock units using the treasury stock method in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, funds which would have been received from the exercise of options and unvested restricted stock units are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

For the third quarter of each of the fiscal years 2019 and 2018, the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. For the first nine months of fiscal year 2019, the net additional common stock equivalents had a $0.02 effect on the calculation of diluted earnings per share. For the first nine months of fiscal year 2018, the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2018	2017	2018	2017
Average Shares Outstanding – Basic	7,203	7,142	7,192	7,115
Effect of Dilutive Common Stock Equivalents	315	177	308	158
Average Shares Outstanding – Diluted	7,518	7,319	7,500	7,273
Anti-dilutive Common Stock Equivalents	20	-	20	-

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

The Company continues to evaluate the impact that adopting ASU 2016-02 will have on its financial statements, but the most significant impact will be to add right to use lease assets and lease liabilities on the consolidated balance sheet by the present value of the Company’s leasing obligations, which are primarily related to facility and vehicle leases, as well as additional disclosures required. The Company estimates that the value of the assets and liabilities added to the Consolidated Balance Sheets will be approximately $6 million to $8 million. Adopting the new standard will not have a material impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows.

In July 2018, FASB issued ASU 2018-11, Leases (ASC Topic 842), which provides entities with an additional transition method to adopt the new leases standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period's financials will remain the same as those previously presented. Entities that elect this optional transition method must provide the disclosures that were previously required. Adopting the new standard will not have a material impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows.

NOTE 2 – LONG-TERM DEBT

Description: On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”), which replaced the previous term loan (the “2017 Term Loan”) which had an outstanding balance of $12.5 million as of such date. The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million. As of December 29, 2018, $15.0 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025. Interest on the 2018 Term Loan accrues at a fixed interest rate of 4.15% over the term of the agreement.

On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of December 29, 2018, $30.0 million was available under the Revolving Credit Facility, of which $9.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. The Credit Agreement also replaced the previous term loan with the 2017 Term Loan of $15.0 million. The 2017 Term Loan required principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. As stated above, the 2017 Term Loan was replaced by the 2018 Term Loan. Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first nine months of fiscal year 2019, $3.6 million was used for a business acquisition.

The allowable leverage ratio under the Credit Agreement remains at a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The excess funds of the 2018 Term Loan and 2017 Term Loan over the previous term loans were used to pay down amounts outstanding under the Revolving Credit Facility.

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrue, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR at December 29, 2018 was 2.5%. The Company’s interest rate for the Revolving Credit Facility during the first nine months of fiscal year 2019 ranged from 3.2% to 3.8%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the third quarter of fiscal year 2019.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”), provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 29, 2018, 1.1 million shares were available for future grant under the 2003 Plan.

Restricted Stock Units: The Company generally grants performance-based restricted stock units as a primary component of executive compensation. In previous years, the units generally vested following the third fiscal year from the date of grant subject to certain cumulative diluted earnings per share growth targets over the eligible period. Beginning with the restricted stock units granted in May 2018, 50% of the units will vest subject to certain cumulative diluted earnings per share growth targets over the eligible period and 50% of the restricted units will be time vested over a three-year period. The restricted stock units granted in June 2017, April 2018 and October 2018 were time vested. Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions. The expense relating to the time vested restricted stock units is recognized on a straight-line basis over the requisite service period for the entire award.

The Company achieved 50% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 26, 2016 and as a result, issued 32 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2019. The following table summarizes the non-vested restricted stock units outstanding as of December 29, 2018:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	December 29, 2018
April 2016	April 2016 - March 2019	82	$10.13	130% of target level
April 2017	April 2017 – March 2020	75	$12.90	100% of target level
June 2017	July 2017 – June 2020	3	$12.00	Time Vested
April 2018	April 2018 – March 2020	2	$15.65	Time Vested
May 2018	April 2018 – March 2020	30	$15.30	100% of target level
May 2018	April 2018 – March 2020	30	$15.30	Time Vested
October 2018	October 2018 – September 2027	10	$20.81	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.8 million and $0.6 million, respectively in the first nine months of fiscal years 2019 and 2018. As of December 29, 2018, unearned compensation to be recognized over the grants’ respective service periods totaled $1.4 million.

Stock Options: Options vest either immediately or over a period of up to five years using a straight-line basis and expire either five years or ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

The following table summarizes the Company’s options as of and for the first nine months of fiscal year 2019:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 31, 2018	272	$10.27
Granted	20	20.81
Exercised	-	-
Forfeited	(4)	6.75
Redeemed	-	-
Outstanding as of December 29, 2018	288	$11.06	5	$2,093
Exercisable as of December 29, 2018	268	$11.88	4	$2,093

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2019 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 29, 2018. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options during the first nine months of fiscal year 2019 was less than $0.1 million. Total expense related to stock options for the first nine months of fiscal year 2018 was $0.4 million. Total unrecognized compensation cost related to non-vested stock options as of December 29, 2018 was $0.1 million, which is expected to be recognized over a weighted average period of nine years. There were no stock options exercised during the first nine months of fiscal year 2019. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2018 was $0.6 million. Cash received from the exercise of options in the first nine months of fiscal year 2018 was $0.6 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the third quarter and first nine months of fiscal years 2019 and 2018:

	Third Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2018	2017	2018	2017
Revenue:
Service	$20,492	$18,769	$59,719	$55,490
Distribution	20,376	21,714	56,686	57,199
Total	40,868	40,483	116,405	112,689

Gross Profit:
Service	4,488	4,699	14,214	13,655
Distribution	5,060	5,002	13,586	12,891
Total	9,548	9,701	27,800	26,546

Operating Expenses:
Service (1)	3,910	3,636	11,443	10,917
Distribution (1)	3,244	3,411	9,762	10,106
Total	7,154	7,047	21,205	21,023

Operating Income:
Service	578	1,063	2,771	2,738
Distribution	1,816	1,591	3,824	2,785
Total	2,394	2,654	6,595	5,523

Unallocated Amounts:
Interest and Other Expense, net	295	311	715	854
Provision for Income Taxes	530	512	1,395	1,201
Total	825	823	2,110	2,055

Net Income	$1,569	$1,831	$4,485	$3,468

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

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

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments in Note 1 above, and typically utilizes independent third-party valuation specialists to determine certain fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. All of the goodwill and intangible assets relating to the Angel’s acquisition have been allocated to the Service segment. Intangible assets related to the Angel’s acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the Angel’s acquisition is expected to be deductible for tax purposes.

The total purchase price paid for the assets of Angel’s was approximately $4.7 million, net of $0.1 million cash acquired. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Angel’s assets and liabilities acquired during the period presented:

		FY 2019
Goodwill		$1,902
Intangible Assets – Customer Base & Contracts		1,470
Intangible Assets – Covenant Not to Compete		130
		3,502
Plus:	Current Assets	786
	Non-Current Assets	473
Less:	Current Liabilities	(24)
Total Purchase Price		$4,737

Certain of the Company’s acquisition agreements, including Angel’s include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of December 29, 2018, $0.6 million of contingent consideration and $0.5 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the first nine months of fiscal year 2019, $0.1 million of contingent consideration or other holdbacks were paid. As of March 31, 2018, no contingent consideration or other holdback amounts were outstanding related to past acquisitions.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Angel’s had occurred at the beginning of fiscal year 2019 and fiscal year 2018. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Nine Months Ended
	December 29,	December 23,
	2018	2017
Total Revenue	$118,546	$115,304
Net Income	$5,057	$3,634
Basic Earnings Per Share	$0.70	$0.51
Diluted Earnings Per Share	$0.67	$0.50

During each of the first nine months of fiscal year 2019 and fiscal year 2018, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

During the third quarter of fiscal year 2019, we recorded consolidated revenue of $40.9 million. This represented an increase of $0.4 million or 1.0% versus the third quarter of fiscal year 2018. Revenue growth was due to our Service segment, which increased 9.2% or $1.7 million to $20.5 million. Our Distribution segment showed a sales decrease of 6.2% to $20.4 million. Revenue in the third quarter of fiscal year 2019 included acquired revenue from Angel’s.

Gross profit in the third quarter of fiscal year 2019 was $9.5 million, a decrease of $0.2 million or 1.6% versus the third quarter of fiscal year 2018. Gross margin decreased by 60 basis points. Gross profit and gross margin were negatively impacted by lower sales in Canada, the mix of Service work performed in the quarter and lower technician productivity due to the increased number of new staff hired within the quarter.

Total operating expenses were $7.2 million, an increase of $0.1 million or 1.5% compared to the third quarter of fiscal year 2018. The increase in selling, marketing and warehouse expenses was a result of acquisition related amortization expense. Operating expenses as a percentage of total revenue were 17.5%, up from 17.4% in the third quarter of fiscal year 2018, an increase of 10 basis points.

Net income was $1.6 million for the third quarter of fiscal year 2019, down from $1.8 million in the third quarter of fiscal year 2018 due to decreased gross profit and increased operating expenses.

The following table presents, for the third quarter and first nine months of fiscal years 2019 and 2018, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 29,	December 23,	December 29,	December 23,
	2018	2017	2018	2017
As a Percentage of Total Revenue:
Service Revenue	50.1%	46.4%	51.3%	49.2%
Distribution Sales	49.9%	53.6%	48.7%	50.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	21.9%	25.0%	23.8%	24.6%
Distribution Gross Profit	24.8%	23.0%	24.0%	22.5%
Total Gross Profit	23.4%	24.0%	23.9%	23.6%

Selling, Marketing and Warehouse Expenses	10.3%	10.2%	10.5%	10.9%
General and Administrative Expenses	7.2%	7.2%	7.7%	7.8%
Total Operating Expenses	17.5%	17.4%	18.2%	18.7%

Operating Income	5.9%	6.6%	5.7%	4.9%

Interest and Other Expense, net	0.8%	0.8%	0.6%	0.8%

Income Before Income Taxes	5.1%	5.8%	5.1%	4.1%
Provision for Income Taxes	1.3%	1.3%	1.2%	1.0%

Net Income	3.8%	4.5%	3.9%	3.1%

THIRD QUARTER ENDED DECEMBER 29, 2018 COMPARED TO THIRD QUARTER ENDED DECEMBER 23, 2017 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Revenue:
Service	$20,492	$18,769	$1,723	9.2%
Distribution	20,376	21,714	(1,338)	(6.2%)
Total	$40,868	$40,483	$385	1.0%

Total revenue increased $0.4 million, or 1.0%, in our fiscal year 2019 third quarter compared to the prior year third quarter. This year-over-year growth includes a combination of organic and acquisition-related revenue growth.

Service revenue, which accounted for 50.1% and 46.4% of our total revenue in the third quarter of fiscal years 2019 and 2018, respectively, increased 9.2% from the third quarter of fiscal year 2018 to the third quarter of fiscal year 2019. This year-over-year increase in Service revenue was comprised of new business from the life science market and growth in general industrial manufacturing. Excluding revenue from acquisitions of $0.7 million, the Service segment had organic growth of 5.2%. This year over year result was due to organic growth in the U.S. of 6.9% offset by a decrease in sales in Canada.

Our fiscal years 2019 and 2018 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2019			FY 2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	9.2%	9.1%	4.6%	12.4%	7.5%	7.6%	7.6%

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

	FY 2019			FY 2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$81,674	$79,951	$78,288	$77,445	$75,016	$73,702	$72,410
Service Revenue Growth	8.9%	8.5%	8.1%	8.9%	8.5%	12.4%	15.2%

The trailing twelve-month Service segment revenue growth for the second and third quarters of fiscal year 2019 include the Angel’s acquisition. The trailing twelve-month Service segment revenue growth for the first, second and third quarters of fiscal year 2018 include the acquisition of Excalibur Engineering, Inc. made in fiscal year 2017.

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

	FY 2019			FY 2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.3%	84.0%	84.4%	84.2%	83.9%	83.6%	83.5%
Outsourced	15.1%	14.4%	14.0%	14.2%	14.4%	14.7%	14.7%
Freight Billed to Customers	1.6%	1.6%	1.6%	1.6%	1.7%	1.7%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 49.9% of our total revenue in the third quarter of fiscal year 2019 and 53.6% of our total revenue in the third quarter of fiscal year 2018. During the third quarter of fiscal year 2019, the Distribution sales decrease reflected lower sales to non-core, low-margin resellers, dealers and sales to Canada. This was offset by increased higher-margin rental revenue of 17% to $1.2 million.

Our fiscal years 2019 and 2018 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2019			FY 2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(6.2%)	7.3%	(2.6%)	8.3%	6.7%	0.9%	11.4%

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

Our total pending product shipments at the end of the third quarter of fiscal year 2019 were $3.7 million, a decrease of $0.2 million from the third quarter of fiscal year 2018. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2019 and 2018:

	FY 2019			FY 2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,658	$3,734	$3,486	$2,965	$3,929	$3,940	$3,513
% of Pending Product Shipments that were Backorders	71.6%	66.7%	70.2%	71.3%	71.4%	74.2%	69.6%

Gross Profit:

	Third Quarter Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Gross Profit:
Service	$4,488	$4,699	$(211)	(4.5%)
Distribution	5,060	5,002	58	1.2%
Total	$9,548	$9,701	$(153)	(1.6%)

Total gross profit for the third quarter of fiscal year 2019 was $9.5 million, a decrease of $0.2 million or 1.6% versus the third quarter of fiscal year 2018. Total gross margin was 23.4% in the third quarter of fiscal year 2019, down from 24.0% in the third quarter of fiscal year 2018, a decrease of 60 basis points.

Service gross profit in the third quarter of fiscal year 2019 decreased $0.2 million, or 4.5%, from the third quarter of fiscal year 2018. Service gross margin was 21.9% in the third quarter of fiscal year 2019 versus 25.0% in the third quarter of fiscal year 2018. Service gross profit and gross margin were negatively impacted by the mix of service work performed in the quarter and lower technician productivity due to the increased number of new staff hired within the third quarter of fiscal year 2019.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2019			FY 2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	21.9%	24.2%	25.5%	28.5%	25.0%	23.7%	25.1%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2019			FY 2018
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	24.8%	22.8%	24.2%	22.6%	23.0%	21.7%	22.8%

Distribution segment gross margin was 24.8% in the third quarter of fiscal year 2019, a 180 basis point increase versus the third quarter of fiscal year 2018. The increase in gross margin was driven by the mix of products sold, the timing of certain volume-based vendor rebates, and pricing initiatives that were implemented as part of our ongoing operational excellence programs.

Operating Expenses:

	Third Quarter Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,215	$4,150	$65	1.6%
General and Administrative	2,939	2,897	42	1.4%
Total	$7,154	$7,047	$107	1.5%

Total operating expenses were $7.2 million in the third quarter of fiscal year 2019 versus $7.0 million during the third quarter of fiscal year 2018. The year-over-year increase in general and administrative expenses related to our continued investment in technology infrastructure improvements and operational excellence initiatives. The year-over-year increase in selling, marketing and warehouse expenses is due to increased acquisition related amortization expense. Operating expenses as a percentage of total revenue were 17.5% in the third quarter of fiscal year 2019, up slightly from 17.4% in the third quarter of fiscal year 2018.

Provision for Income Taxes:

	Third Quarter Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Provision for Income Taxes	$530	$512	$18	3.5%

Our effective tax rates for the third quarter of fiscal years 2019 and 2018 were 25.3% and 21.9%, respectively. The year-over-year increase largely reflects the enactment of the Tax Act which was signed into law on December 22, 2017. The Tax Act required a reduction in our U.S. net deferred tax liability, which reduced the provision for income taxes during the third quarter of fiscal year 2018. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire year. We expect our total fiscal year 2019 effective tax rate to be approximately 24.0% to 25.0%.

Net Income:

	Third Quarter Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Net Income	$1,569	$1,831	$(262)	(14.3%)

Net income for the third quarter of fiscal year 2019 was $1.6 million, a decrease of $0.3 million or 14.3% versus the third quarter of fiscal year 2018. The year over year decrease is for the reasons stated above.

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

	Third Quarter Ended
	December 29,	December 23,
	2018	2017
Net Income	$1,569	$1,831
+ Interest Expense	250	250
+ Other Expense	45	61
+ Tax Provision	530	512
Operating Income	2,394	2,654
+ Depreciation & Amortization	1,666	1,543
+ Other Expense	(45)	(61)
+ Noncash Stock Compensation	363	264
Adjusted EBITDA	$4,378	$4,400

Total Adjusted EBITDA for the third quarter of fiscal year 2019 was $4.4 million, or flat versus the third quarter of fiscal year 2018. As a percentage of revenue, Adjusted EBITDA was 10.7% for the third quarter of fiscal year 2019 and 10.9% for the third quarter of fiscal year 2018. The difference between the flat Adjusted EBITDA and the decrease in net income during the third quarter of fiscal year 2019 is primarily driven by the increased depreciation and amortization and non-cash stock compensation expense.

NINE MONTHS ENDED DECEMBER 29, 2018 COMPARED TO NINE MONTHS ENDED DECEMBER 23, 2017 (dollars in thousands):

Revenue:

	Nine Months Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Revenue:
Service	$59,719	$55,490	$4,229	7.6%
Distribution	56,686	57,199	(513)	(0.9%)
Total	$116,405	$112,689	$3,716	3.3%

Our Service revenue accounted for 51.3% and 49.2% of our total revenue during the first nine months of fiscal years 2019 and 2018, respectively. For the first nine months of fiscal year 2019, Service revenue increased $4.2 million, or 7.6%, compared to the first nine months of fiscal year 2018. The year-over-year increase was due to increased market share in life science business and general industrial manufacturing, which includes defense and aerospace markets. The year-over-year increase was driven by a combination of organic revenue growth and acquisition-related revenue of $1.0 million.

Our Distribution sales accounted for 48.7% and 50.8% of our total revenue in the first nine months of fiscal years 2019 and 2018, respectively. For the first nine months of fiscal year 2019, Distribution sales decreased $0.5 million, or 0.9%, compared to the first nine months of fiscal year 2018. This year-over-year decrease in sales reflects lower sales to non-core, low-margin resellers, dealers and sales to Canada. However, this was offset somewhat by increased higher-margin rental revenues.

Gross Profit:

	Nine Months Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Gross Profit:
Service	$14,214	$13,655	$559	4.1%
Distribution	13,586	12,891	695	5.4%
Total	$27,800	$26,546	$1,254	4.7%

Total gross profit for the first nine months of fiscal year 2019 was $27.8 million, an increase of $1.3 million or 4.7% versus the first nine months of fiscal year 2018. Total gross margin was 23.9%, a 30 basis points increase compared to 23.6% in the first nine months of fiscal year 2018.

Operating Expenses:

	Nine Months Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$12,267	$12,247	$20	0.2%
General and Administrative	8,938	8,776	162	1.8%
Total	$21,205	$21,023	$182	0.9%

Total operating expenses for the first nine months of fiscal year 2019 were $21.2 million, an increase of $0.2 million or 0.9% versus the first nine months of fiscal year 2018. The year-over-year increase in operating expenses was primarily due to incremental general and administrative expenses related to our continued investment in technology infrastructure improvements and operational excellence initiatives. As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2019 were 18.2%, a decrease compared to 18.7% during the first nine months of fiscal year 2018.

Provision for Income Taxes:

	Nine Months Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Provision for Income Taxes	$1,395	$1,201	$194	16.2%

Our effective tax rates for the first nine months of fiscal years 2019 and 2018 were 23.7% and 25.7%, respectively. The year-over-year decrease largely reflects the enactment of the Tax Act which was signed into law on December 22, 2017. The Tax Act required us to use a blended U.S. federal tax rate of the old rates and the new rates during fiscal year 2018 because we are a fiscal year taxpayer and, as a result, we phased in the lower corporate income tax rate provided by the Tax Act. We continue to evaluate our tax provision on a quarterly basis and, make adjustments, as deemed necessary, to our effective tax rate given changes in facts and circumstances expected during for the entire fiscal year. We expect our total fiscal year 2019 effective tax rate to be approximately 24.0% to 25.0%.

Net Income:

	Nine Months Ended		Change
	December 29,	December 23,
	2018	2017	$	%
Net Income	$4,485	$3,468	$1,017	29.3%

Net income for the first nine months of fiscal year 2019 was $4.5 million, an increase of $1.0 million or 29.3% versus the first nine months of fiscal year 2018. The year over year increase is for the reasons stated above.

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

	Nine Months Ended
	December 29,	December 23,
	2018	2017
Net Income	$4,485	$3,468
+ Interest Expense	653	767
+ Other Expense	62	87
+ Tax Provision	1,395	1,201
Operating Income	6,595	5,523
+ Depreciation & Amortization	4,733	4,527
+ Other Expense	(62)	(87)
+ Noncash Stock Compensation	969	1,095
Adjusted EBITDA	$12,235	$11,058

During the first nine months of fiscal year 2019, Adjusted EBITDA was $12.2 million, an increase of $1.2 million or 10.6% versus the first nine months of fiscal year 2018. As a percentage of revenue, Adjusted EBITDA was 10.5% for the first nine months of fiscal year 2019 and 9.8% for the first nine months of fiscal year 2018. The increase in Adjusted EBITDA during the first nine months of fiscal year 2018 is primarily driven by the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations and long-term borrowings from our Revolving Credit Facility (as defined below). We believe that these sources of financing will be adequate to meet our future requirements.

On December 10, 2018, we entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”), which replaced the previous term loan (the “2017 Term Loan”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million. As of December 29, 2018, $15.0 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025. Interest on the 2018 Term Loan accrues at a fixed interest rate of 4.15% over the term of the agreement.

On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. The Credit Agreement also replaced the previous term loan with the 2017 Term Loan of $15 million. The 2017 Term Loan required principal total repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. As stated above, the 2017 Term Loan was replaced by the 2018 Term Loan. Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first nine months of fiscal year 2019, we used $3.6 million for a business acquisition.

The allowable leverage ratio under the Credit Agreement remains at a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Credit Agreement requires that the trailing twelve-month pro forma EBITDA of an acquired business be included in the allowable leverage calculation. The excess funds of the 2018 Term Loan and the 2017 Term Loan over the previous term loans were used to pay down amounts outstanding under the Revolving Credit Facility.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the third quarter of fiscal year 2019. Our leverage ratio, as defined in the Credit Agreement, was 1.30 at December 29, 2018, compared with 1.40 at fiscal 2018 year-end.

Interest on the Revolving Credit Facility continues to accrue, at our election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings of the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan with principal and interest payments made monthly. Commitment fees accrue based on the average daily amount of unused credit available under the Credit Agreement. Interest rate margins and commitment fees are determined on a quarterly basis based upon our calculated leverage ratio, as defined in the Credit Agreement.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 29,	December 23,
	2018	2017
Cash Provided by (Used in):
Operating Activities	$7,246	$5,817
Investing Activities	$(9,174)	$(5,073)
Financing Activities	$1,750	$(678)

Operating Activities: Net cash provided by operating activities was $7.2 million during the first nine months of fiscal year 2019 compared to $5.8 million during the first nine months of fiscal year 2018. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●	Receivables: Accounts receivable decreased by a net amount of $0.1 million during the first nine months of fiscal year 2019, inclusive of $0.6 million of accounts receivable acquired as part of the assets acquired as part of the Angel’s acquisition completed within the period. During the first nine months of fiscal year 2018, accounts receivable increased $0.6 million. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of December 29, 2018 and December 23, 2017:

	December 29,	December 23,
	2018	2017
Net Sales, for the last two fiscal months	$28,669	$27,428
Accounts Receivable, net	$24,583	$22,700
Days Sales Outstanding	51	49

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.0 million during the first nine months of fiscal year 2019, inclusive of $0.2 million of inventory acquired as part of the assets acquired as part of the Angel’s acquisition completed within the period. Inventory increased $0.9 million during the first nine months of fiscal year 2018. The year-over-year change represents timing of strategic purchases and the addition of used equipment business inventory.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $2.1 million during the first nine months of fiscal year 2019. Accounts payable decreased by $0.1 million during the first nine months of fiscal year 2018.

●	Accrued Compensation and Other Liabilities: Accrued Compensation and Other Liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first nine months of fiscal year 2019, accrued compensation and other liabilities decreased by $0.1 million, inclusive of $1.1 million of contingent consideration and other accrued holdbacks included as part of the Angel’s acquisition completed within the period. During the first nine months of fiscal year 2018, accrued compensation and other liabilities decreased by $1.4 million.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first nine months of fiscal year 2019, income taxes payable increased by $0.6 million whereas in the first nine months of fiscal year 2018, income taxes payable decreased by $0.3 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first nine months of fiscal year 2019, we invested $5.5 million in capital expenditures that was used primarily for assets for our rental business and customer driven expansion of Service segment capabilities. During the first nine months of fiscal year 2018, we invested $5.1 million in capital expenditures, primarily for expanded Service segment capabilities, specifically for our mobile calibration truck fleet and radio-frequency asset capabilities, and rental assets. During the first nine months of fiscal year 2019, we used $3.6 million for a business acquisition. During the first nine months of fiscal year 2018, we had no business acquisitions.

Financing Activities: During the first nine months of fiscal year 2019, we received $2.5 million in net proceeds from the 2018 Term Loan, $0.8 million from our Revolving Credit Facility, used $1.6 million for repayment of our 2017 Term Loan, received $0.2 million from the issuance of common stock and used $0.1 million to repurchase shares of our common stock. During the first nine months of fiscal year 2018, we received $7.1 million from the net proceeds of the 2017 Term Loan, $0.8 million in cash from the issuance of common stock and used $7.0 million to pay down our Revolving Credit Facility, $1.2 million for repayment of our prior term loan and $0.3 million to repurchase shares of our common stock.

Commencing in fiscal year 2018, we revised our non-employee director performance-based compensation program such that any compensation earned under that program will be paid in Company stock awards, rather than in cash. The achievement criteria and the payment parameters (target payment of $20,000 per non-employee director with a maximum payment of $30,000), have not changed for fiscal year 2019. At the end of the third quarter of fiscal year 2019, based on performance against achievement criteria, we have accrued non-cash stock compensation expense assuming the maximum payment of $30,000 per non-employee director will be earned.

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

OUTLOOK

We are on track and expect to finish the full fiscal year 2019 with record revenue and net income, and we expect to achieve favorable quarter-over-quarter comparisons when excluding the extra week from the fourth quarter of fiscal year 2018. We believe that we remain on target to achieve our long-term goals for the business. We expect that our technology, including automation and process improvement will drive increased productivity, will increase capacity and ultimately produce higher margins in our Service segment. All of which is expected to create a strong foundation for the future and will better position Transcat to both grow and withstand future macro challenges. We also believe that we are doing the right things to keep and attract technical labor in a tight labor market through a variety of recruiting, on-boarding, training and career development programs. We are pleased with the financial results and integration progress of Angel’s and look forward to recognizing the sales and cost synergies we expect from that transaction. Lastly, recent Service contract bookings are at record levels and our pipeline for new business and acquisitions are strong. Both of which, we believe, position us for a strong fourth quarter of fiscal year 2019 and momentum entering fiscal year 2020.

We expect our income tax rate to range between 24.0% and 25.0% for the full fiscal year 2019.

The Company has tightened its capital expenditures expectations for the full year fiscal 2019 to be in the $7.2 million to $7.4 million range. Capital investments will be primarily focused on technology infrastructure to drive operational excellence and organic growth opportunities within both segments, and for rental pool assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of December 29, 2018, $30.0 million was available under our Revolving Credit Facility, of which $9.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also had a $15.0 million (original principal) term loan during the third quarter of fiscal year 2019. The term loan is considered a fixed interest rate loan. As of December 29, 2018, $15.0 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of December 29, 2018, the one-month LIBOR was 2.5%. Our interest rate during the first nine months of fiscal year 2019 for our Revolving Credit Facility ranged from 3.2% to 3.8%. Interest on outstanding borrowings of the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. On December 29, 2018, we had no hedging arrangements in place for our Revolving Credit Facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first nine months of fiscal years 2019 and 2018 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first nine months of fiscal year 2019 and a gain of $0.1 million during the first nine months of fiscal year 2018, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in the fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 29, 2018, we had a foreign exchange contract, which matured in January 2019, outstanding in the notional amount of $4.2 million. The foreign exchange contract was renewed in January 2019 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third quarter of fiscal year 2019) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Index to Exhibits

10.1	Amended and Restated Credit Facility Agreement Amendment 1, dated as of December 10, 2018, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date:	February 5, 2019	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date:	February 5, 2019	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)