Form 10-K
period 2019-03-30
TRANSCAT INC
filed 2019-06-07
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark one)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 30, 2019

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

(585) 352-7777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.50 par value	TRNS	Nasdaq Global Market

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
Yes [  ] No [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 28, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $154.3 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 28, 2018, as reported on the Nasdaq Global Market.

The number of shares of common stock of the registrant outstanding as of June 5, 2019 was 7,302,664.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 11, 2019 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors abilities to provide desired inventory, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business . These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® (“CalTrak®”) and our online customer portal, C3®. Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic on-site services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year ended March 30, 2019 (“fiscal year 2019”), we operated twenty-one calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, and Canada. We also serve our customers on-site at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations where we provide calibration services, and in some cases other related services, exclusively for the customer and where we reside and work every day. We also have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

All of our Calibration Service Centers have obtained ISO/IEC 17025:2017 scopes of accreditation. Our accreditations are the cornerstone of our quality program, which we believe is among the best in the industry. Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in life science and other FDA-regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service, regardless of which of our service centers completes the service.

Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. Through our website, in-house sales team and printed and digital marketing materials, we offer access to more than 140,000 test, measurement and control instruments, including products from approximately 500 leading brands. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Calibrating before shipping means the customer can place their instruments into service immediately upon receipt, reducing downtime. Other value-added options we offer through our Distribution segment include equipment kitting (which is especially valued in the alternative energy sector), equipment rentals and used equipment sales.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and provide integrity in our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, CalTrak®, and C3® In our fiscal year ended March 31, 2018 (“fiscal year 2018”) through fiscal year 2019, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ 685 people, including approximately 165 in our corporate headquarters. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777. Our website is www.transcat.com. We trade on the Nasdaq Global Market under the ticker symbol “TRNS”.

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

During fiscal year 2019, we continued to commit capital, people and leadership investments to advance our “Operational Excellence” initiative. We expect this initiative to result in increased operational efficiency and further differentiation from our competitors as we invest in technology and process improvements to improve our effectiveness and our customers’ experiences. Our Operational Excellence is a multi-year, ever-evolving initiative that we believe will deliver certain short-term benefits but is focused on the use of technology and process improvements to create an infrastructure to support our strategic goals over a longer timeframe.

Within the Service segment, our strategy is to drive double-digit revenue growth both through organic expansion and acquisitions. We expect to achieve mid-to-high single digit organic revenue growth in this segment. We have adopted an integrated sales model to drive sales and capitalize on the cross-selling opportunities between our two segments, especially leveraging our Distribution relationships to develop new Service relationships. We leverage these relationships with our unique value proposition which resonates strongly with customers who rely on accredited calibration services and/or laboratory instrument services to maintain the integrity of their processes and/or meet the demands of regulated business environments. Our focus customer base values our superior quality programs and requires precise measurement capability in their processes to minimize risk, waste and defects. We execute this strategy by leveraging our quality programs, metrology expertise, multiple locations, qualified technicians, breadth of capabilities, and on-site and depot service options. Together, this allows us to meet the most rigorous quality demands of our most highly regulated customers while simultaneously being nimble enough to meet their business needs.

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

The other component to our Service growth strategy is acquisitions. There are three drivers of our acquisition strategy: geographic expansion, increased capabilities and infrastructure leverage. The majority of our acquisition opportunities have been in the $500 thousand to $10 million annual revenue range, and we are disciplined in our approach to selecting target companies. One focus of our Operational Excellence initiative is to strengthen our acquisition integration process, allowing us to capitalize on acquired sales and cost synergies at a faster pace.

Our Distribution segment strategy is to be the premier distributor and rental source of leading handheld test and measurement equipment while also providing cross-selling opportunities for our Service segment. Through our vendor relationships we have access to more than 140,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat. In addition to offering pre-shipment value-added services, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We continuously evaluate our offerings and add new in-demand vendors and products. In recent years we have expanded the number of SKU’s that we stock and the number of SKU’s that are sold with pre-shipment calibrations and have increased our focus on digital marketing to capitalize on the ever-growing B2B ecommerce trend. Our equipment rental business continues to grow, and with it used equipment sales. Having new, used and rental equipment further differentiates us from our Service segment competitors.

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

As part of our growth strategy, we completed two business acquisitions during our fiscal year 2019:

●	Effective June 12, 2018, we acquired substantially all the assets of NBS Calibration, Inc. (“NBS”), an Arizona-based provider of calibration services.
●	Effective August 31, 2018, we acquired substantially all the assets of Angel’s Instrumentation, Inc. (“Angel’s”), a Virginia-based provider of calibration services.

We did not complete any business acquisitions in fiscal year 2018. On April 1, 2019, the first business day of our fiscal year 2020, we acquired substantially all the assets of Gauge Repair Service (“GRS”), a Los Angeles, California-based provider of calibration services.

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service capabilities and expertise and leverage our infrastructure. The table below illustrates the strategical drivers for the acquisitions described above:

	Geographic	Increased	Leveraged
	Expansion	Capabilities	Infrastructure
NBS		✓	✓
Angel’s	✓	✓	✓
GRS		✓	✓

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

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and used instruments. We perform over 525,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 13% to 15% of our Service segment revenue, we believe the management of these vendors is highly valued by our customers, and doing so has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets.

Compliance Services. Our compliance services include analytical qualification, validation, remediation and preventative maintenance services. Our analytical qualification and validation services provide a comprehensive and highly specialized service offering focused on life science-related industries. Analytical qualifications and validation services include validations to specifically documented protocols that are commonly used in highly-regulated life science industries including installation qualification (“IQ”), operational qualification (“OQ”), and performance qualification (“PQ”). Most of the demand for our qualification, validation and preventative maintenance services comes from companies and institutions engaged in pharmaceutical manufacturing and research and development.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

1)	We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
●	in-house services: services are performed at one of our twenty-one Calibration Service Centers (often accompanied by pick-up and delivery services);
●	periodic on-site services: Transcat technicians travel to a customer’s location and provide bench-top or in-line calibration or laboratory services on predetermined service cycles;
●	client based laboratory services: Transcat establishes and manages a calibration service program within a customer’s facility; and
●	mobile calibration services: services are completed on a customer’s property within one of our mobile calibration units.

2)	For companies that maintain an internal calibration operation, we can provide:
●	calibration of primary standards; and
●	overflow capability, either on-site or at one of our Calibration Service Centers, during periods of high demand.

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

Our Compliance Services strategy is to identify and establish long-term relationships with life science research and development and manufacturing customers who require analytical qualifications, validation, remediation and/or preventative maintenance services. In most cases, these customers are life science companies, including pharmaceutical and biotechnology companies engaged in research and development and manufacturing, which are subject to extensive government regulation. The services we provide to these regulated customers are typically a critical component of the customer’s overall compliance program. Because many laboratory instrument service customers operate in regulated industries, these same customers typically also require accredited calibration services. This requirement allows a natural synergy between our laboratory instrument and calibration services. Our strategy includes cross-selling our services within our customer accounts to maximize our revenue opportunities with each customer.

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

Additionally, C3® provides our customers with web-based asset management capability and a safe and secure off-site archive of calibration and other service records that can be accessed 24 hours a day through our secure password-protected website. C3® stands for Compliance, Control and Cost, and at Transcat we see these as the major areas of focus for our clients within the regulatory environment as it relates to instrument calibration. We specifically designed C3® to assist our customers in increasing efficiency, driving compliance to quality system and enhancing control of instrumentation, all while bringing their overall metrology costs down. Understanding the regulated environments that our clients operate within, we customized the platform to allow for single system of record utilization via capabilities that allow clients to track and manage instruments maintained internally in addition to instruments supported by Transcat. C3® is validated to 21 CFR Part 820.75 and 21 CFR Part 11 to meet stringent FDA requirements.

Through CalTrak® and C3®, each customer calibration is tracked and automatically cross-referenced to the assets used to perform the calibration, providing traceability.

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

We differentiate ourselves from our competitors by demonstrating our commitment to quality, having a wide range of capabilities that are tailored to the markets we serve, having a geographical footprint that spans North America and providing a comprehensive suite of services that spans many manufacturers and is not limited to certain product lines or brands. Our unique ability to bundle our products with our compliance and calibration services also provides a high level of differentiation from our competitors. As one of the only North American compliance and calibration service providers who also distributes product, our customers can seamlessly replace instruments that cannot be calibrated or are otherwise deemed to be at end of life. Our close knowledge of the products we distribute also allows our service staff to consult and advise customers on what products are best suited for their in-house calibration needs. We also believe that our proprietary software is a key differentiator from our competitors. CalTrak® and C3® are utilized by our customers in an integrated manner, providing a competitive barrier as customers realize synergies and efficiencies as a result of this integration.

In fiscal years 2018 and 2019, we continued to expand our range of capabilities by making significant capital and staffing investments in reference-level radio frequency/microwave calibration capabilities, including adding a widely-respected Director of Metrology in fiscal year 2018. This allowed us to increase business with our prestigious clients in the enterprise computer manufacturing and aerospace defense sectors. In addition, we grew our mobile calibration laboratory fleet and added the ability to carry inventory and sell products while onsite. This was done to strategically target onsite calibration and instrument sales to the wind energy sector. We believe this mobile approach combined with our high-quality significantly improves our differentiation in this space.

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

Service Quality. The accreditation process is the only system currently in existence that validates measurement competence. To ensure that the quality and consistency of our calibrations are consistent with the global metrology network, designed to standardize measurements worldwide, we have sought and achieved international levels of quality and accreditation to provide uniformity across all locations with advanced levels of training for our technical staff. Our Calibration Service Centers are accredited to ISO/IEC 17025:2017 by ANSI-ASQ National Accreditation Board (“ANAB”) and other accrediting bodies. These accrediting bodies are International Laboratory Accreditation Cooperation Mutual Recognition Arrangement (“ILAC MRA”) signatories, are proficient in the technical aspects of the chemistry and physics that underlie metrology, and provide an objective, third-party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes. Accreditation also requires that all measurement standards used for accredited measurements have a fully documented path, known as Metrological Traceability, through the National Institute of Standards and Technology or the National Research Council (the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our Calibration Service Center, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards, all inclusive of measurement uncertainties.

The importance of this international oversight to our customers is the assurance that our service documentation will be accepted worldwide, removing one of the barriers to trade that they may experience if using a calibration laboratory provider whose accrediting body is not an ILAC MRA signatory. To provide the widest range of services to our customers in our target markets, our ISO/IEC 17025:2017 accreditations extend across many technical disciplines, including working-level and reference-level capabilities. We believe our scope of accreditation to ISO/IEC 17025:2017 to be the broadest for the industries we serve.

To reinforce our belief in the importance of calibration quality, we have introduced a new branding campaign for our Service segment that is centered around three simple words – “Calibrated by Transcat®”. We believe we have established a strong, differentiated brand that has a deep and meaningful association with quality, compliance and control. We want the phrase “Calibrated by Transcat®” to be synonymous with risk reduction and quality compliance.

Acquired calibration labs might use other quality registration systems. We continually evaluate when to integrate acquired quality systems with the focus on minimizing business disruptions and disruptions to our customers while maintaining our commitment to quality.

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

In fiscal year 2019, our Distribution segment performed well against our corporate strategy. We grew our core set of customers while focusing on strategic pricing initiatives that drove incremental gross profit. Our focus on higher margin channels such as used equipment and rentals will be a continual focus to bolster profitability in the Distribution segment. This effort is intended to offset competitive pressures in our legacy distribution business.

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

We use a multichannel approach to reach our customers and prospective customers including our Master Catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs. Our digital marketing strategy includes ongoing investment in search engine optimization, application-specific digital content, pay-per-click search engine advertising, and product listings on online marketplaces such as Amazon and Google Shopping. We continue to invest in back-end technologies designed to provide a seamless customer experience across all our marketing channels. During fiscal year 2019, we proactively communicated with our customers and prospective customers through direct mail catalogs, email newsletters, vertical email drip campaigns, retargeting ads, educational webinars, and outbound sales calls. Some of the key factors that determine the marketing materials a customer may receive include relevancy of new product introductions, current promotions, purchase history, the customer’s market segment, and the contact’s job function.

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

In fiscal year 2019, we invested in and launched our next generation website. The new site is mobile-friendly and includes features such as product configuration and advanced cross-promotional capabilities that will provide us with one of the strongest digital platforms in the industry. Additionally, improvements made to the back-end infrastructure have made the site more stable with increased scalability.

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

Online distributors, including Amazon which sells lower price-point products, have become prominent competitors for sales of handheld test and measurement equipment, competing primarily on price. While online competitors lack the value-added services we offer in our Distribution segment, they have been successful in capturing some market share in the worldwide market for test and measurement instruments. To stay ahead of growing competition from these online distributors and in keeping with the general trend of increased use of e-commerce, we continue to invest in our digital platform including a well-indexed website with improved design and functionality. In addition, we have diversified our offerings by expanding the brands and product lines that we offer and adding higher gross margin equipment rentals and used equipment sales, which we believe makes Transcat unique among our competitors.

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 500 suppliers of brand name and private-labeled equipment. In fiscal year 2019, our top 10 vendors accounted for approximately 62% of our aggregate Distribution business.

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

Distribution Operations. Our Distribution operations primarily take place at our 48,500 square-foot facility in Rochester, New York. With the growth of the distribution business over the past few years, we invested in an additional 7,000 square feet of warehouse space in Rochester in fiscal year 2019 to give us total warehouse space of 17,000 square feet. The Rochester location also serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. We also have two smaller warehouse facilities. Our Wisconsin warehouse fulfills orders for certain large industrial scales and our Fullerton, California warehouse fulfills orders for used equipment and rental equipment. In fiscal year 2019, we shipped approximately 35,000 product orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $3.9 million and $3.0 million as of March 30, 2019 and March 31, 2018, respectively.

CUSTOMER SERVICE AND SUPPORT

Key elements of our customer service approach are our field business development sales team, outbound sales team, account management team, inbound sales and customer service organization. To ensure the quality of service provided, we monitor our customer service through customer surveys, call monitoring and daily statistical reports.

Customers may place orders via:
●	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
●	Telephone at 1-800-828-1470;
●	Email at sales@transcat.com;
●	Online at www.transcat.com; or
●	Fax at 1-800-395-0543

INFORMATION REGARDING EXPORT SALES

In fiscal years 2018 and 2019, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2019, approximately 14% were denominated in U.S. dollars and the remaining 86% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

We also utilize CalTrak®, our proprietary document and asset management system, to manage documentation, workflow and customers’ assets within and amongst most of our Calibration Service Centers. In addition to functioning as an internal documentation, workflow, and asset management system, CalTrak®, through C3®, provides customers with web-based calibration cycle management service and access to documentation relating to services completed by Transcat. Certain recent acquisitions utilize either third-party or their own proprietary calibration management systems. We continually evaluate when to integrate these acquired systems with a focus on obtaining operational synergies while imposing minimal disruption to customers.

INTELLECTUAL PROPERTY

We have federally registered trademarks for Transcat®, CalTrak®, C3® and Procision™, which we consider to be of material importance to our business. The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our CalTrak® trademark is also registered in Canada for one class with the Canada Intellectual Property Office. Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

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

SEASONALITY

Our business has certain historical seasonal factors. Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to the operating cycles of our industrial sector customers. Our Distribution segment has historically been strongest in our third fiscal quarter while Service has historically been strongest in our fourth fiscal quarter.

FISCAL YEAR

We operate on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2019 consisted of 52 weeks while fiscal year 2018 consisted of 53 weeks. Fiscal year 2020 will have 52 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2019, we had 685 employees, including 28 part-time employees, compared with 606 employees, including 35 part-time employees, at the end of fiscal year 2018.

AVAILABLE INFORMATION

We maintain a website at www.transcat.com. We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 35 Vantage Point Drive, Rochester, New York 14624.

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

Cybersecurity incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition. We rely extensively on information technology (“IT”) systems, some of which are provided by third parties, to support our business activities, including for orders and the storage, processing and transmission of our electronic, business-related, information assets used in or necessary to conduct business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures known as advanced persistent threats. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data or proprietary information and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, compromised employee, customer, or third-party information, litigation with third parties, regulatory actions, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our business and results of operations. In addition, the laws and regulations governing security of data on IT systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect IT systems and data and complying with new cybersecurity regulations.

If we experience a significant disruption in, or breach in security of, our IT systems, or if we fail to implement new systems and software successfully, our business could be adversely affected. Our IT systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. Our IT systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. If we were to experience a prolonged system disruption in the IT systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

Our revenue and ability to achieve our stated corporate objectives depends on our senior management and our ability to retain recruit, train and retain quality employees. Our success is dependent on our senior management and our ability to attract, retain and motivate qualified personnel, especially skilled service technicians. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel. Qualified skilled service technicians are in high demand and are subject to competing offers. The ability to meet our labor needs while controlling costs associated with hiring and training new employees is subject to external factors such as unemployment levels and prevailing wage rates. The loss of services of any member of our senior management team or key employees, and the inability to attract and retain other qualified personnel, especially skilled service technicians, could affect our ability to achieve our stated corporate objectives and could adversely impact our business and results of operations.

We expect that our quarterly results of operations will fluctuate. Such fluctuations could cause our stock price to decline. A large portion of our expenses for our Service segment, including expenses for facilities, equipment and personnel are relatively fixed. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our expenses in any particular quarter. Our quarterly revenues and operating results have fluctuated in the past and are likely to do so in the future. Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to industrial operating cycles. Fluctuations in industrial demand for products we sell and services we provide could cause our revenues and operating results to fluctuate. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price may decline.

If we do not effectively compete in the rental test and measurement equipment market, our operating results may be adversely affected. We compete in the rental market on the basis of a number of factors, including equipment availability, price, service and reliability. Some of our competitors may offer similar equipment for rent at lower prices and may offer more extensive servicing, or financing options. In addition, if the supply of rental equipment available on the market significantly increases, demand for and pricing of our rental products could be adversely impacted lowering our gross margins on rentals. Failure to adequately forecast the adoption of and demand for equipment may cause us not to meet our customers’ rental equipment requirements and may adversely affect our operating results.

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

If we fail to adapt our technology to meet customer needs and preferences, the demand for our products and services may diminish. Our future success will depend on our ability to develop services and solutions that keep pace with technological change, evolving industry standards and changing customer preferences in the markets we serve. We cannot be sure that we will be successful in adapting existing or developing new technology or services in a timely or cost-effective manner or that the solutions we do develop will be successful in the marketplace. Our failure to keep pace with changes in technology, industry standards and customer preferences in the markets we serve could diminish our ability to retain and attract customers and retain our competitive position, which could adversely impact our business and results of operations.

We rely on our CalTrak®, Application Plus (our enterprise resource planning system) and other management information systems for inventory management, distribution, workflow, accounting and other functions. If our CalTrak®, Application Plus or other management information systems fail to adequately perform these functions, experience an interruption in their operation or a security breach, our business and results of operations could be adversely affected. The efficient operation of our business depends on our management information systems. We rely on our CalTrak®, Application Plus and other management information systems to effectively manage accounting and financial functions, customer service, warehouse management, order entry, order fulfillment, inventory replenishment, documentation, asset management, and workflow. Our management information systems are vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, vandalism, terrorist attacks, power loss, or other computer systems, internet, telecommunications or data network failures. Any such interruptions to our management information systems could disrupt our business and could result in decreased revenues, increased overhead costs, excess inventory and product shortages, causing our business and results of operations to suffer. In addition, our management information systems are vulnerable to security breaches. Our security measures or those of our third-party service providers may fail to detect or prevent such security breaches. Security breaches could result in the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data and payment information, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and results of operations.

Our enterprise resource planning system is aging, and we may experience issues from any implementation of a new enterprise resource planning system. We have an enterprise resource planning system (“ERP”) to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Although we use current versions of software and have support agreements in place, due to the age of our ERP, we anticipate that a new ERP will be required to be implemented sometime in the future. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of a new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

We may not successfully integrate business acquisitions. We completed two acquisitions during fiscal year 2019 and one on the first day of fiscal year 2020. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration involves many challenges, including:

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

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing of any future acquisitions could result in shareholder dilution and/or increase our leverage. Business acquisitions are an important part of our growth strategy. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our holders stock ownership, or we may incur additional debt, which could increase our leverage and our risk of default under our existing credit facility. If we fail to successfully acquire businesses, our growth and results of operations could be adversely affected.

Volatility in the oil and gas industry has had, in the past, and could have in the future, a negative impact on our operating results. A portion of our products and services customer base is directly or indirectly related to the oil and gas industry. As a result, demand for some of our products is dependent on the level of expenditures by the oil and gas industry. In addition to the more significant impact on our Distribution segment, an extended downturn in the oil and gas industry or continued volatility in oil and gas prices could impact customers’ demand for some of our services (generally excluding life sciences, our largest industry customer sector), which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

A change in vendor rebate programs could adversely affect our gross margins and results of operations. The terms on which we purchase products from certain of our suppliers entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. If suppliers adversely change the terms of some or all of these programs, the changes may lower our gross margins on products we sell and may have an adverse effect on our operating results.

We depend on manufacturers to supply inventory to our Distribution segment and if our vendors fail to provide desired products to us, increase prices, or fail to timely deliver products, our revenue and gross profit could suffer. Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our Distribution segment sales could suffer considerably. We cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our Distribution segment business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our Distribution segment business.

Adverse changes in general economic conditions or uncertainty about future economic conditions could adversely affect us. We are subject to the risks arising from adverse changes in general economic market conditions. Uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay the purchase of necessary services or test and measurement instruments. Poor economic conditions could harm our business, financial condition, operating results and cash flows.

Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could have a material adverse effect on our business and results of operations. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. In response, some foreign governments’ have proposed or implemented their own tariffs on certain products, increasing our costs of doing business. If we are unable to recover these costs, our profit margins may be negatively impacted. Continued diminished trade relations between the U.S. and other countries, as well as the continued escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 30, 2019, we owed $21.0 million to our secured creditor, a commercial bank, including $14.5 million borrowed under a $15.0 million term loan to fund acquisitions and provide us additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume of approximately 20,000 shares a day. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

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

Tax rates applicable to us may change. Tax legislation initiatives could adversely affect our net earnings and tax liabilities. We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be enacted that could adversely affect our tax positions. Tax laws and regulations are extremely complex and subject to varying interpretations. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) made broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%. Although we believe that our tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

The U.S. Congress and Trump administration may make substantial changes to regulations and other federal policies that may adversely affect our business. The Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

Any impairment of goodwill or intangible assets could negatively impact our results of operations. Our goodwill and intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written-off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition.

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar. During fiscal years 2019 and 2018, less than 10% of our total revenues were denominated in Canadian dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal years 2019 and 2018, the value of the U.S. dollar relative to one Canadian dollar ranged from 1.27 to 1.36 and from 1.21 to 1.37, respectively.

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

Hurricanes, other adverse weather events, national or regional catastrophes or natural disasters could negatively affect the local economies we serve or disrupt our operations, which could have an adverse effect on our business or results of operations. Our market areas include the Gulf Coast and Mid-Atlantic regions of the United States, and Puerto Rico, which are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes could result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Even if our properties suffer no direct damage from such events, the operations of our customers could be disrupted, and our supply chain impacted. In addition, climate change could lead to an increase in intensity or occurrence of hurricanes or other adverse weather events, including severe winter storms. Future occurrences of these events, as well as regional or national catastrophes or natural disasters, and their effects may adversely impact our business or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table presents our leased and owned properties as of March 30, 2019:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	48,500
Calibration Service Center	Los Angeles, CA	12,000
Calibration Service Center	Boston, MA	4,000
Calibration Service Center	Toronto, ON	14,200
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Philadelphia, PA	10,800
Calibration Service Center	Dayton, OH	10,500
Calibration Service Center	Denver, CO	19,400
Calibration Service Center (1)	Houston, TX	10,300
Rental and Used Equipment Distribution Center	Los Angeles, CA	6,200
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,500
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Phoenix, AZ	4,200
Calibration Service Center	Portland, OR	7,000
Calibration Service Center	San Juan, PR	1,600
Calibration Service Center (2)	St. Louis, MO	4,400
United Scale & Engineering:
Calibration Service Center	Green Bay, WI	3,300
Calibration Service Center and Warehouse	Madison, WI	6,000
Calibration Service Center and Warehouse	Milwaukee WI	16,000
Calibration Service Center	Ft. Wayne, IN	3,600
Calibration Service Center	San Diego, CA	5,500
Spectrum Technologies Inc. (“STI”):
Unaccredited Service Center and Warehouse	Paxinos, PA	14,500
STI Satellite Service Office	Bakersfield, CA	1,200
STI Satellite Service Office	Toronto, ON	900
STI Satellite Service Office	Birmingham, AL	500
STI Satellite Service Office	Melrose, FL	200
STI Satellite Service Office	Mt. Airy, NC	200
STI Satellite Service Office	LaCrosse, WI	300
STI Satellite Service Office	Omaha, NE	800
Mobile Service Unit and Offices	Pittsburgh, PA	6,300
Warehouse (3)	Lincoln, MT	5,400

(1)	The Company has entered into a lease for a new replacement location in Houston, TX that has approximately 22,300 square feet. The Company expects to move during fiscal year 2020.
(2)	The Company has entered into a lease for a new replacement location in St. Louis, MO that has approximately 5,600 square feet. The Company expects to move during fiscal year 2020.
(3)	Property owned by the Company. This property was sold to an unrelated third party after the end of fiscal year 2019.

We believe that our properties are in good condition, are well maintained and are generally suitable and adequate to carry on our business in its current form.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “TRNS”. As of June 5, 2019, we had approximately 446 shareholders of record.

DIVIDENDS

Our credit agreement, as amended, limits our ability to pay cash dividends to $3.0 million in any fiscal year. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ISSUER PURCHASES OF EQUITY SECURITIES

The following table provides information relating to our repurchase of common stock during the fourth quarter of fiscal year 2019:

	(a)	(b)	(c)	(d)
Total Number of
			Shares Purchased	Maximum Number (or
	Total	Weighted	as Part of	Approximate Dollar
	Number of	Average	Publicly	Value) of Shares that May
	Shares	Price Paid	Announced Plans	Yet Be Purchased Under
Period	Purchased	per Share	or Programs (1)	the Plans or Programs (1)
12/30/2018 - 01/26/2019	126 (2)	$19.02 (2)	-	-
01/27/2019 - 02/23/2019	-	-	-	-
02/24/2019 - 03/30/2019	-	-	-	-
Total	126	$19.02	-	-

(1)	We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on the Nasdaq Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during fiscal year 2019.
(2)	Shares repurchased from an employee of the Company in accordance with the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, and in connection with the issuance of a restricted stock award. The shares were repurchased to satisfy tax withholding amounts owed for this restricted stock award.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2019 and the previous four fiscal years (in thousands, except per share data). We operate on a 52/53 week fiscal year, ending the last Saturday in March. Our fiscal year 2018 consisted of 53 weeks, while our fiscal years 2019, 2017, 2016 and 2015 each consisted of 52 weeks. Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	For the Fiscal Years Ended
	March 30,	March 31,	March 25,	March 26,	March 28,
	2019	2018	2017	2016	2015
Statements of Income Data:
Total Revenue	$160,898	$155,141	$143,898	$122,166	$123,624
Total Cost of Revenue	121,555	117,700	108,928	93,047	94,537
Gross Profit	39,343	37,441	34,970	29,119	29,087
Operating Expenses	29,114	28,415	27,036	22,817	22,319
Operating Income	10,229	9,026	7,934	6,302	6,768
Interest and Other Expense, net	994	1,078	770	295	345
Income Before Income Taxes	9,235	7,948	7,164	6,007	6,423
Provision for Income Taxes	2,090	2,026	2,642	1,883	2,397
Net Income	$7,145	$5,922	$4,522	$4,124	$4,026

Share Data:
Basic Earnings Per Share	$0.99	$0.83	$0.65	$0.60	$0.59
Basic Average Shares Outstanding	7,196	7,124	6,994	6,887	6,798
Diluted Earnings Per Share	$0.95	$0.81	$0.64	$0.58	$0.57
Diluted Average Shares Outstanding	7,515	7,303	7,111	7,121	7,059
Closing Price Per Share	$22.98	$15.65	$12.52	$10.14	$9.59

	As of or for the Fiscal Years Ended
	March 30,	March 31,	March 25,	March 26,	March 28,
	2019	2018	2017	2016	2015
Balance Sheets and Working Capital Data:
Inventory, net	$14,304	$12,651	$10,278	$6,520	$6,750
Property and Equipment, net	19,653	17,091	15,568	12,313	9,397
Goodwill and Intangible Assets, net	39,778	38,245	40,039	37,323	24,477
Total Assets	105,230	96,822	92,097	76,707	62,149
Depreciation and Amortization	6,361	5,991	6,184	3,946	3,090
Capital Expenditures	6,998	5,882	5,250	4,101	3,500
Debt	21,002	22,850	27,312	19,073	12,168
Shareholders' Equity	59,630	51,348	43,401	38,911	34,318

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2019 with its 40th consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as acquisitions over those 40 quarters. The business acquisitions that we made have been heavily focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies. Our total Service revenue growth was 8.5% for fiscal year 2019 compared to fiscal year 2018. Excluding revenue from acquisitions, the Service segment had organic growth of 6.1%. The Service segment gross margin declined by 80 basis points. Service gross profit and gross margin were negatively impacted by lower revenue and profitability in Canada, the impact of the start-up expenses from new client-based labs and productivity challenges from new technicians being hired, onboarded and trained to support revenue growth.

In our Distribution segment, we sell and offer for rent, professional grade handheld test and measurement instruments. Because we specialize in professional grade handheld test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value-added technical assistance to our customers to aid them in determining what product best meets their particular application requirements. We also have expertise in the procurement and sale of used equipment, furthering our ability to add value for our customers. We have a higher-end electronic test and measurement equipment rental business that augments our organically grown test and measurement equipment rental business. Through our website and sales teams, customers can place orders for test and measurement instruments and can elect to have their purchased instruments calibrated and certified by our Calibration Service Centers before shipment as well as on regular post-purchase intervals. Pre-shipment calibration and certification allows our customers to place newly purchased instruments into service immediately upon receipt.

Sales in our Distribution segment are generally not consumable items but are instruments purchased as replacements, upgrades or for expansion of manufacturing or research and development facilities. As such, this segment can be heavily impacted by changes in the economic environment. As customers increase or decrease capital and discretionary spending, our Distribution sales will typically be directly impacted. In fiscal year 2019, the Distribution sales decrease reflected lower sales to non-core, low-margin resellers and sales to Canada. This was offset by increased higher-margin rental revenue. Overall, the Distribution segment gross margin increased by 140 basis points. The increase in gross margin was driven by the mix of products sold, the timing of certain volume-based vendor rebates, and pricing initiatives that were implemented as part of our ongoing operational excellence programs. In fiscal year 2018, distribution sales growth reflected higher demand from industrial customers, especially those sold through our independent sales representative network, increased rental business and web-based sales. Initiatives implemented include adding new in-demand vendors and product lines, expanding the number of SKU’s that we offer with and without pre-shipment calibration and offering equipment rental and used equipment options. Management believes this diversification strategy will mitigate the impact that any particular industry or sector will have on the overall performance of this segment as well as help to further differentiate us from our competitors going forward.

Financial Overview. In evaluating our results for fiscal year 2019, investors should consider that we operate on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2019 consisted of 52 weeks while fiscal year 2018 consisted of 53 weeks.

Total revenue for fiscal year 2019 was $160.9 million. This represented an increase of $5.8 million or 3.7% versus total revenue of $155.1 million for fiscal year 2018. This year-over-year growth includes a combination of organic and acquisition-related revenue growth. Revenue on a normalized basis (which considers the impact of an extra week in fiscal year 2018) in fiscal year 2019 increased 5.7% versus fiscal year 2018.

Service revenue increased 8.5% to $84.0 million in fiscal year 2019. Service revenue now accounts for 52.2% of our total revenue. Of our Service revenue in fiscal year 2019, 83.6% was generated by our Calibration Service Centers while 14.9% was generated through subcontracted third-party vendors, compared with 83.8% and 14.5%, respectively, in fiscal year 2018. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales decreased 1.1% to $76.9 million in fiscal year 2019. Distribution sales account for 47.8% of our total revenue. Sales to domestic customers comprised 91.1% of total Distribution sales in fiscal year 2019, while 6.8% were to Canadian customers and 2.1% were to customers in other international markets.

Total gross profit was $39.3 million in fiscal year 2019 compared to $37.4 million in fiscal year 2018, an increase of $1.9 million or 5.1%. Total gross margin was 24.5%, a 40 basis point improvement compared with gross margin of 24.1% in fiscal year 2018. Service gross margin was 24.9% in fiscal year 2019 compared with 25.7% in fiscal year 2018. Distribution gross margin was 23.9% in fiscal year 2019 compared with 22.5% in fiscal year 2018.

Operating expenses were $29.1 million, or 18.1% of total revenue, in fiscal year 2019 compared with $28.4 million, or 18.3% of total revenue, in fiscal year 2018. Operating income was $10.2 million, or 6.4% of total revenue, in fiscal year 2019 compared with $9.0 million, or 5.8% of total revenue, in fiscal year 2018.

Net income for fiscal year 2019 was $7.1 million compared with $5.9 million in fiscal year 2018, a $1.2 million improvement. Diluted earnings per share for fiscal year 2019 was $0.95 compared $0.81 for fiscal year 2018, a $0.14 per diluted share improvement.

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

Business Acquisitions. We apply the acquisition method of accounting for business acquisitions. Under the acquisition method, the underlying tangible and intangible assets acquired and liabilities assumed are recorded based on their respective assigned fair values at the date of acquisition. We use a valuation hierarchy to determine the fair values used. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are recorded as incurred in our Consolidated Statement of Income.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 30, 2019, we had $34.5 million of recorded goodwill.

Intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. These intangible assets are amortized over their estimated useful lives and are reviewed for impairment if and when indicators are present. We estimate the fair value of our reporting units using the fair market value measurement requirement.

We test goodwill for impairment on an annual basis during the fourth quarter of each fiscal year or immediately if conditions indicate that such impairment could exist. We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a segment has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors.

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the results of our reviews, we have determined that no impairment was indicated as of each of March 30, 2019 and March 31, 2018.

Income Taxes. We record deferred income taxes for the effects of timing differences between financial and tax reporting. These differences relate primarily to accrued expenses, bad debt reserves, inventory reserves, goodwill and intangible assets, depreciation and amortization. We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction, various states and Canada. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments.

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

Stock-Based Compensation. We measure the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. We record compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. In accordance with ASU 2016-09, excess tax benefits for share-based award activity are reflected in the statement of income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not capitalize any stock-based compensation costs as part of an asset. We estimate forfeiture rates based on our historical experience.

We grant timed-based and performance-based restricted stock units as a component of executive compensation. The units generally vest following the third fiscal year from the date of grant and some of these grants are subject to certain cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for these restricted stock units will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

Stock options vest either immediately or over a period of up to five years using a straight-line basis, and expire either five years or ten years from the date of grant. The expense relating to options is recognized on a straight-line basis over the requisite service period for the entire award.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2019 and 2018, the components of our Consolidated Statements of Income.

	FY 2019	FY 2018
As a Percentage of Total Revenue:
Service Revenue	52.2%	49.9%
Distribution Sales	47.8%	50.1%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	24.9%	25.7%
Distribution Gross Profit	23.9%	22.5%
Total Gross Profit	24.5%	24.1%

Selling, Marketing and Warehouse Expenses	10.5%	10.7%
General and Administrative Expenses	7.6%	7.6%
Total Operating Expenses	18.1%	18.3%

Operating Income	6.4%	5.8%

Interest and Other Expenses, net	0.7%	0.7%

Income Before Provision for Income Taxes	5.7%	5.1%
Provision for Income Taxes	1.3%	1.3%
Net Income	4.4%	3.8%

FISCAL YEAR ENDED MARCH 30, 2019 COMPARED TO FISCAL YEAR ENDED MARCH 31, 2018 (dollars in thousands):

Revenue:

	For the Fiscal Years Ended
	March 30,	March 31,	Change
	2019	2018	$	%
Revenue:
Service	$84,041	$77,445	$6,596	8.5%
Distribution	76,857	77,696	(839)	(1.1%	)
Total	$160,898	$155,141	$5,757	3.7%

Total revenue was $160.9 million in fiscal year 2019 compared to $155.1 million in fiscal year 2018, an increase of $5.8 million or 3.7%.

Service revenue, which accounted for 52.2% and 49.9% of our total revenue in fiscal years 2019 and 2018, respectively, increased $6.6 million, or 8.5% from fiscal year 2018 to fiscal year 2019. This year-over-year growth includes a combination of organic and acquisition-related revenue growth. When normalizing for the extra days from the 53 weeks in fiscal year 2018, we estimate that our full year revenue growth was approximately 6%. Higher revenue was the result of new business from the life sciences sector and growth in the general manufacturing sector.

Our fiscal years 2019 and 2018 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2019				FY 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	10.8%	9.2%	9.1%	4.6%	12.4%	7.5%	7.6%	7.6%

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The growth in fiscal year 2019 versus fiscal year 2018 reflected both organic growth and acquisitions, while the growth in fiscal year 2018 versus fiscal year 2017 was all organic growth. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2019 and 2018 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2019				FY 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$84,041	$81,674	$79,951	$78,288	$77,445	$75,016	$73,702	$72,410
Service Revenue Growth	8.5%	8.9%	8.5%	8.1%	8.9%	8.5%	12.4%	15.2%

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

	FY 2019				FY 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
In-House	82.7%	83.3%	84.0%	84.4%	84.2%	83.9%	83.6%	83.5%
Outsourced	15.8%	15.1%	14.4%	14.0%	14.2%	14.4%	14.7%	14.7%
Freight Billed to Customers	1.5%	1.6%	1.6%	1.6%	1.6%	1.7%	1.7%	1.8%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 47.8% and 50.1% of our total revenue in fiscal years 2019 and 2018, respectively. Distribution sales decreased $0.8 million, or 1.1% compared to fiscal year 2018. The Distribution sales decrease reflected lower sales to non-core, low-margin resellers and sales to Canada. This was offset by increased higher-margin rental revenue. The change in fiscal year 2019 versus fiscal year 2018 reflected both organic and acquisition revenue, while the growth in fiscal year 2018 versus fiscal year 2017 was all organic. Our fiscal years 2019 and 2018 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2019				FY 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(1.6%)	(6.2%)	7.3%	(2.6%)	8.3%	6.7%	0.9%	11.4%

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments increased $0.9 million, or 29.8%, at the end of fiscal year 2019 compared to the end of fiscal year 2018. Backorders at the end of fiscal year 2019 were $2.9 million, up from $2.1 million at the end of fiscal year 2018. The year-over-year increases in pending product shipments and backorders can be attributed to the timing of sales activity during the quarter. The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2019 and 2018 and our historical trend of total pending product shipments:

	FY 2019				FY 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,850	$3,658	$3,734	$3,486	$2,965	$3,929	$3,940	$3,513
% of Pending Product Shipments that were Backorders	74.8%	71.6%	66.7%	70.2%	71.3%	71.4%	74.2%	69.6%

Gross Profit:

	For the Fiscal Years Ended
	March 30,	March 31,	Change
	2019	2018	$	%
Gross Profit:
Service	$20,945	$19,922	$1,023	5.1%
Distribution	18,398	17,519	879	5.0%
Total	$39,343	$37,441	$1,902	5.1%

Total gross profit in fiscal year 2019 was $39.3 million compared to $37.4 million in fiscal year 2018, an increase of $1.9 million or 5.1%. As a percentage of total revenue, total gross margin was 24.5% in fiscal year 2019, a 40 basis point improvement compared to 24.1% during fiscal year 2018.

Service gross profit increased $1.0 million, or 5.1%, from fiscal year 2018 to fiscal year 2019. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. The mix of services provided to customers may also affect gross margins in any given period. Annual Service gross margin decreased by 80 basis points from fiscal year 2018 to fiscal year 2019. This year-over-year decline was primarily due to soft Canada results, the impact of start-up new client-based labs and productivity challenges from new technicians being hired, onboarded and trained to support revenue growth. The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2019				FY 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	27.7%	21.9%	24.2%	25.5%	28.5%	25.0%	23.7%	25.1%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2019				FY 2018
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	23.9%	24.8%	22.8%	24.2%	22.6%	23.0%	21.7%	22.8%

Annual Distribution segment gross margin improved 140 basis points in fiscal year 2019 compared to fiscal year 2018. The increase in gross margin was driven by the mix of higher margin new product sales and pricing initiatives that were implemented as part of our ongoing operational excellence programs. It also reflects the increase in rental revenues which have higher gross margins.

Operating Expenses:

	For the Fiscal Years Ended
	March 30,	March 31,	Change
	2019	2018	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$16,956	$16,564	$392	2.4%
General and Administrative	12,158	$11,851	307	2.6%
Total	$29,114	$28,415	$699	2.5%

Total operating expenses were $29.1 million in fiscal year 2019 compared to $28.4 million in fiscal year 2018. This represented an increase of $0.7 million, or 2.5%, from fiscal year 2018 to fiscal year 2019. As a percentage of total revenue, operating expenses decreased from 18.3% in fiscal year 2018 to 18.1% in fiscal year 2019. Selling, marketing and warehouse expenses increases were due to commissions and incentives as a result of increased selling activities. The year-over-year increase in General and Administrative expenses was primarily due to our continued investment in technology infrastructure improvements and Operational Excellence initiatives.

Provision for Income Taxes:

	For the Fiscal Years Ended
	March 30,	March 31,	Change
	2019	2018	$	%
Provision for Income Taxes	$2,090	$2,026	$64	3.2%

Our effective tax rates for fiscal years 2019 and 2018 were 22.6% and 25.5%, respectively. The year-over-year decrease largely reflects the enactment of the Tax Cuts and Jobs Act (the “Tax Act”) which was signed into law on December 22, 2017, which reduced the U.S. federal corporate income tax rate from 35% to 21%. Since we are a fiscal year tax-payer, the lower corporate income tax rate was phased in as required by the Tax Act and the U.S. federal tax rate recorded was a blended rate of the old rates and the new rate for fiscal year 2018. The Tax Act also required us to reduce our U.S. net deferred tax liabilities upon enactment which reduced the provision for income taxes during fiscal year 2018. We used the new, lower U.S. federal corporate income tax rates during all of fiscal year 2019.

Net Income:

	For the Fiscal Years Ended
	March 30,	March 31,	Change
	2019	2018	$	%
Net Income	$7,145	$5,922	$1,223	20.7%

Net income for fiscal year 2019 showed a $1.2 million or 20.7% improvement when compared to fiscal year 2018. As a percentage of revenue, net income was 4.4% in fiscal year 2019, up from 3.8% in fiscal year 2018. This year-over-year change reflects higher operating income, as a percentage of revenue and a lower effective tax rate.

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

	For the Fiscal Years Ended
	March 30,	March 31,
	2019	2018
Net Income	$7,145	$5,922
+ Interest Expense	903	1,018
+ Other Expense / (Income)	91	60
+ Tax Provision	2,090	2,026
Operating Income	10,229	9,026
+ Depreciation & Amortization	6,361	5,991
+ Other (Expense) / Income	(91)	(60)
+ Noncash Stock Compensation	1,327	1,411
Adjusted EBITDA	$17,826	$16,368

During fiscal year 2019, Adjusted EBITDA was $17.8 million, an increase of $1.5 million or 8.9% compared to fiscal year 2018. As a percentage of revenue, Adjusted EBITDA was 11.1% during fiscal year 2019, a 50 basis point increase, versus 10.6% during fiscal year 2018. The difference between the increase in Adjusted EBITDA and increase in net income during fiscal year 2019 is primarily driven by increased depreciation and amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations and borrowings from our Revolving Credit Facility (as defined below). We believe that these sources of financing will be adequate to meet our future requirements.

On December 10, 2018, we entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”), which replaced the previous term loan (the “2017 Term Loan”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million. As of March 30, 2019, $14.5 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

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

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During fiscal year 2019, we used $3.6 million for a business acquisition.

The allowable leverage ratio under the Credit Agreement is a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, or EBITDA, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Credit Agreement provides that the trailing twelve-month pro forma EBITDA of an acquired business be included in the allowable leverage calculation.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during fiscal year 2019 and fiscal year 2018. Our leverage ratio, as defined in the Credit Agreement, was 1.12 at March 30, 2019, compared with 1.40 at March 31, 2018.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Fiscal Years Ended
	March 30,	March 31,
	2019	2018
Cash Provided by (Used in):
Operating Activities	$12,561	$9,874
Investing Activities	(10,904)	(5,871)
Financing Activities	(1,708)	(3,980)

Operating Activities: Net cash provided by operating activities was $12.6 million during fiscal year 2019 compared to $9.9 million during fiscal year 2018 primarily due to changes in net working capital (defined as current assets less current liabilities). The significant changes in net working capital were:

●	Cash: Cash increased by $0.2 million during fiscal year 2019. The increase was primarily due to the timing of payments towards our long-term debt.
●	Receivables: Accounts receivable increased by a net amount of $2.8 million during fiscal year 2019, including $0.6 million of accounts receivable acquired as part of the assets acquired as part of the Angel’s acquisition completed within the period. Accounts receivable increased by a net amount of $3.0 million during fiscal year 2018. The year-over-year change reflects the increases in our revenues plus the timing of collections. The following table illustrates our days sales outstanding as of March 30, 2019 and March 31, 2018:

	For the Fiscal Years Ended
	March 30,	March 31,
	2019	2018
Net Sales, for the last two fiscal months	$33,283	$31,938
Accounts Receivable, net	$27,469	$24,684
Days Sales Outstanding	50	46

●	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.7 million during fiscal year 2019, including $0.2 million of inventory acquired as part of the assets acquired as part of the Angel’s acquisition completed within the period. Our inventory balance increased $2.4 million during fiscal year 2018. The year-over-year change represents the timing of strategic purchases in fiscal year 2019.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable increased by $1.0 million during fiscal year 2019 and $1.9 million during fiscal year 2018, largely due to the timing of inventory and other payments in the respective period.

●	Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and the timing of payments to employees. During fiscal year 2019, accrued compensation and other liabilities increased by $0.2 million, including $1.1 million of contingent consideration and other accrued holdbacks included as part of the Angel’s acquisition completed within the period. During fiscal year 2018, accrued compensation and other liabilities decreased by $0.7 million due to the timing of certain accrual payments.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2019, the income taxes payable balance was flat whereas in fiscal year 2018, income taxes payable decreased by $0.8 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2019, we invested $7.0 million in capital expenditures that was used primarily for customer driven expansion of Service segment capabilities, and $1.9 million spent for rental assets. In fiscal year 2018, we invested $5.9 million in capital expenditures, including $2.2 million spent for expanded Service segment capabilities, including $1.8 million spent for rental assets, and for our mobile calibration truck fleet and radio-frequency asset capabilities.

During fiscal year 2019, we used $3.6 million for a business acquisition. During fiscal year 2018, we had no business acquisitions.

Financing Activities: During fiscal year 2019, we received $2.5 million in net proceeds from the 2018 Term Loan and $0.3 million in cash was generated from the issuance of common stock. In addition, we used $2.3 million to repay our Revolving Credit Facility, used $2.1 million for repayment of our term loan and used $0.1 million to repurchase shares of our common stock. During fiscal year 2018, we received $7.1 million from the proceeds of the 2017 Term Loan and $0.9 million in cash was generated from the issuance of common stock. In addition, we used $9.9 million to repay our Revolving Credit Facility, we used $1.7 million in cash for repayment of our term loan and $0.4 million to repurchase shares of our common stock.

Commencing in fiscal year 2018, we revised our non-employee director performance-based compensation program such that any compensation earned under that program will be paid in Company stock awards, rather than in cash. The achievement criteria and the payment parameters (target payment of $20,000 per non-employee director with a maximum payment of $30,000), have not changed for fiscal year 2019. At the end of fiscal year 2019, based on performance against achievement criteria, we have accrued non-cash stock expense for the maximum payment of $30,000 per non-employee director that was earned.

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

Contractual Obligations and Commercial Commitments: The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements as of March 30, 2019 (in millions):

	Payments Due By Period
	Less Than	1-3	4-5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Line of Credit (1)	$-	$-	$6.5	$-	$6.5
Term Loan	1.9	6.2	4.6	1.8	14.5
Operating Leases	2.4	3.6	2.1	2.4	10.5
Total Contractual Cash Obligations	$4.3	$9.8	$13.2	$4.2	$31.5

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes the interest portion of our debt obligation.

OUTLOOK

We are pleased with the results we delivered for fiscal year 2019. We demonstrated an ability to have an effective balance between having good financial results while also investing for the long-term. We believe our value proposition continues to be strong and unique. We continue to expect mid to high single-digit organic growth in our Service segment and believe we will continue to take market share, particularly within the life science space. Our pipeline of acquisition opportunities is strong, and continues to be an important element of our long-term growth strategy. We are building our business for the long term with investments designed to expand margins in both business segments incrementally over time. We are focused on three key productivity objectives: (1) improving the recruiting, onboarding and training of new service technicians, (2) driving Operational Excellence and the associated process improvement, and (3) launching automation throughout our network of calibration service centers. While we are still early in implementing our strategy, we are making progress and will continue to act prudently to drive revenue growth and margin improvements.

We kicked off the new fiscal year with a strong balance sheet and the financial flexibility to continue to execute our strategic growth plan. Combined with our robust pipelines for new business and acquisitions, we believe that fiscal year 2020 will be a year of revenue and margin growth.

Transcat expects its income tax rate to range between 22.0% and 23.0% in the year ending March 28, 2020, or fiscal year 2020. This rate includes Federal, various state, and Canadian income taxes. This rate includes the increased discrete income tax windfalls associated with share-based payment awards which will result in a much lower tax rate for the first quarter of fiscal year 2020.

The Company anticipates total capital expenditures to be approximately $7.8 million to $8.2 million in fiscal year 2020, with the majority of the incremental capital expenditures in excess of fiscal year 2019 spend levels planned for information technology infrastructure investments to drive Operational Excellence and for growth-oriented opportunities within both our operating segments. Maintenance and existing asset replacements in fiscal year 2020 are expected to be consistent with fiscal year 2019 at approximately $1.0 million to $1.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant. As of March 30, 2019, $30.0 million was available under our Revolving Credit Facility, of which $6.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also had a $15.0 million (original principal) term loan during fiscal year 2019. The term loan is considered a fixed interest rate loan. As of March 30, 2019, $14.5 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of March 30, 2019, the one-month LIBOR was 2.5%. Our interest rate during fiscal year 2019 for our Revolving Credit Facility ranged from 3.2% to 3.8%. Interest on outstanding borrowings of the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. On March 30, 2019, we had no hedging arrangements in place for our Revolving Credit Facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 92% of our total revenues for fiscal years 2019 and 2018 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net gain of less than $0.2 million in fiscal year 2019 and a net loss of less than $0.1 million in fiscal year 2018, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 30, 2019, we had a foreign exchange contract, which matured in April 2019, outstanding in the notional amount of $4.3 million. The foreign exchange contract was renewed in April 2019 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 30, 2019.

The effectiveness of the Company’s internal control over financial reporting has been audited by Freed Maxick CPAs, P.C. an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Transcat, Inc.
Rochester, New York

To the Shareholders and the Board of Directors of Transcat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (the "Company") as of March 30, 2019 and March 31, 2018, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years ended March 30, 2019 and March 31, 2018, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2019 and March 31, 2018, and the results of its operations and its cash flows for each of the years ended March 30, 2019 and March 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2019, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion
The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2012.

Rochester, New York
June 7, 2019

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 30,	March 31,
	2019	2018
Service Revenue	$84,041	$77,445
Distribution Sales	76,857	77,696
Total Revenue	160,898	155,141

Cost of Services Sold	63,096	57,523
Cost of Distribution Sales	58,459	60,177
Total Cost of Revenue	121,555	117,700

Gross Profit	39,343	37,441

Selling, Marketing and Warehouse Expenses	16,956	16,564
General and Administrative Expenses	12,158	11,851
Total Operating Expenses	29,114	28,415

Operating Income	10,229	9,026

Interest and Other Expenses, net	994	1,078

Income Before Provision for Income Taxes	9,235	7,948
Provision for Income Taxes	2,090	2,026

Net Income	$7,145	$5,922

Basic Earnings Per Share	$0.99	$0.83
Average Shares Outstanding	7,196	7,124

Diluted Earnings Per Share	$0.95	$0.81
Average Shares Outstanding	7,515	7,303

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Fiscal Years Ended
	March 30,	March 31,
	2019	2018
Net Income	$7,145	$5,922

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(181)	156
Other, net of tax effects of $51 and $(25) for the years ended March 30, 2019 and March 31, 2018, respectively.	(149)	(23)
Total Other Comprehensive (Loss) Income	(330)	133

Comprehensive Income	$6,815	$6,055

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 30,	March 31,
	2019	2018
ASSETS
Current Assets:
Cash	$788	$577
Accounts Receivable, less allowance for doubtful accounts of $338 and $296 as of March 30, 2019 and March 31, 2018, respectively	27,469	24,684
Other Receivables	1,116	1,361
Inventory, net	14,304	12,651
Prepaid Expenses and Other Current Assets	1,329	1,240
Total Current Assets	45,006	40,513
Property and Equipment, net	19,653	17,091
Goodwill	34,545	32,740
Intangible Assets, net	5,233	5,505
Other Assets	793	973
Total Assets	$105,230	$96,822

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$14,572	$13,535
Accrued Compensation and Other Liabilities	5,450	5,240
Income Taxes Payable	228	232
Current Portion of Long-Term Debt	1,899	2,143
Total Current Liabilities	22,149	21,150
Long-Term Debt	19,103	20,707
Deferred Tax Liabilities, net	2,450	1,709
Other Liabilities	1,898	1,908
Total Liabilities	45,600	45,474

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,210,882 and 7,155,050 shares issued and outstanding as of March 30, 2019 and March 31, 2018, respectively	3,605	3,578
Capital in Excess of Par Value	16,467	14,965
Accumulated Other Comprehensive Loss	(611)	(281)
Retained Earnings	40,169	33,086
Total Shareholders' Equity	59,630	51,348
Total Liabilities and Shareholders' Equity	$105,230	$96,822

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Fiscal Years Ended
	March 30,	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$7,145	$5,922
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss on Disposal of Property and Equipment	8	133
Deferred Income Taxes	741	765
Depreciation and Amortization	6,361	5,991
Provision for Accounts Receivable and Inventory Reserves	297	92
Stock-Based Compensation Expense	1,327	1,411
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(2,385)	(2,952)
Inventory	(1,100)	(1,674)
Prepaid Expenses and Other Assets	(39)	(259)
Accounts Payable	963	1,920
Accrued Compensation and Other Liabilities	(804)	(686)
Income Taxes Payable	47	(789)
Net Cash Provided by Operating Activities	12,561	9,874

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(6,998)	(5,882)
Proceeds from Sale of Property and Equipment	16	11
Business Acquisitions, net of cash acquired	(3,614)	-
Payment of Contingent Consideration and Holdbacks Related to Business Acquisitions	(308)	-
Net Cash Used in Investing Activities	(10,904)	(5,871)

Cash Flows from Financing Activities:
Repayment of Revolving Credit Facility, net	(2,261)	(9,878)
Proceeds from Term Loan	2,500	7,143
Repayments of Term Loan	(2,087)	(1,726)
Issuance of Common Stock	285	931
Repurchase of Common Stock	(145)	(360)
Stock Option Redemption	-	(90)
Net Cash Used In Financing Activities	(1,708)	(3,980)

Effect of Exchange Rate Changes on Cash	262	(288)

Net Increase (Decrease) in Cash	211	(265)
Cash at Beginning of Fiscal Year	577	842
Cash at End of Fiscal Year	$788	$577

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$906	$1,015
Income Taxes	$1,298	$2,068
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Contingent Consideration and Holdback Amounts Related to Business Acquisition	$308	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 25, 2017	7,044	$3,522	$12,996	$(414)	$27,297	$43,401
Issuance of Common Stock	114	57	874	-	-	931
Repurchase of Common Stock	(28)	(14)	(213)	-	(133)	(360)
Stock-Based Compensation	25	13	1,398	-	-	1,411
Redemption of Stock Options	-	-	(90)	-	-	(90)
Other Comprehensive Income	-	-	-	133	-	133
Net Income	-	-	-	-	5,922	5,922
Balance as of March 31, 2018	7,155	3,578	14,965	(281)	33,086	51,348
Issuance of Common Stock	15	7	278	-	-	285
Repurchase of Common Stock	(8)	(4)	(79)	-	(62)	(145)
Stock-Based Compensation	49	24	1,303	-	-	1,327
Other Comprehensive Loss	-	-	-	(330)	-	(330)
Net Income	-	-	-	-	7,145	7,145
Balance as of March 30, 2019	7,211	$3,605	$16,467	$(611)	$40,169	$59,630

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

Fiscal Year: Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal year ended March 30, 2019 (“fiscal year 2019”) consisted of 52 weeks while the fiscal year ended March 31, 2018 (“fiscal year 2018”) consisted of 53 weeks.

Accounts Receivable: Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectability of accounts receivable. The Company applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. The returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenue and/or the historical rate of returns.

Inventory: Inventory consists of products purchased for resale and is valued at the lower of cost or net realizable value. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. The Company had reserves for inventory losses totaling $0.4 million at both March 30, 2019 and March 31, 2018.

Property and Equipment, Depreciation and Amortization: Property and equipment are stated at cost. Depreciation and amortization are computed primarily under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 – 15
Rental Equipment	5 – 8
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 10
Buildings	39

The Company tests property and equipment for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. Property and equipment determined to have no value are written off at their then remaining net book value. The Company capitalizes certain costs incurred in the procurement and development of computer software used for internal purposes. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 for further information on property and equipment.

Business Acquisitions: The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments below, to determine the fair values used in this allocation. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services, and are expensed as incurred in the Consolidated Statements of Income.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform the goodwill impairment process. The Company determined that no impairment was indicated as of March 30, 2019 and March 31, 2018.

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 25, 2017	$9,759	$22,761	$32,520	$756	$6,763	$7,519
Additions (see Note 9)	-	-	-	-	-	-
Amortization	-	-	-	(269)	(1,803)	(2,072)
Currency Translation Adjustment	-	220	220	-	58	58
Net Book Value as of March 31, 2018	9,759	22,981	32,740	487	5,018	5,505
Additions (see Note 9)	-	2,012	2,012	-	1,650	1,650
Amortization	-	-	-	(177)	(1,713)	(1,890)
Currency Translation Adjustment	-	(207)	(207)	-	(32)	(32)
Net Book Value as of March 30, 2019	$9,759	$24,786	$34,545	$310	$4,923	$5,233

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 10 years. Amortization expense relating to intangible assets is expected to be $1.7 million in fiscal year 2020, $1.2 million in fiscal year 2021, $0.8 million in fiscal year 2022, $0.6 million in fiscal year 2023 and $0.4 million in fiscal year 2024.

Catalog Costs: Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million as of March 30, 2019 and March 31, 2018.

Deferred Taxes:

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of its assets and liabilities. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in the Consolidated Statements of Income in the period that includes the enactment date. The Company establishes valuation allowances if it believes that it is more-likely-than-not that some or all of its deferred tax assets will not be realized. See Note 4 for further discussion on income taxes.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At March 30, 2019 and March 31, 2018, investment assets totaled $0.5 million and $0.7 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2019 and 2018, the Company recorded non-cash stock-based compensation cost in the amount of $1.1 million and $1.4 million, respectively, in the Consolidated Statements of Income.

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

Revenue recognized from prior period performance obligations for fiscal year 2019 was immaterial. As of March 30, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of March 30, 2019 and March 31, 2018 were immaterial. Payment terms are generally 30 to 45 days. See Note 7 for disaggregated revenue information.

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $1.3 million and $1.4 million in fiscal years 2019 and 2018, respectively, as a reduction of cost of distribution sales.

Cooperative Advertising Income:
The Company participates in co-op advertising programs with certain of its vendors. The Company records cash consideration received from these vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $1.6 million and $1.7 million in fiscal years 2019 and 2018, respectively, in connection with these programs.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $0.8 million in each of fiscal years 2019 and 2018.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $2.5 million in each of fiscal years 2019 and 2018, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were approximately $1.0 million and $0.9 million in fiscal years 2019 and 2018, respectively.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was less than $0.1 million in each of the fiscal years 2019 and 2018. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net gain of $0.2 million in fiscal year 2019 and a net loss of less than $0.1 million in fiscal year 2018, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 30, 2019, the Company had a foreign exchange contract, which matured in April 2019, outstanding in the notional amount of $4.3 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Other Comprehensive Income: Comprehensive income is composed of currency translation adjustments, unrecognized prior service costs, net of tax, and unrealized gains or losses on other assets, net of tax.

For the Company’s Canadian subsidiary, the local currency is Canadian dollars. Assets and liabilities of that subsidiary are translated into United States dollars at the period-end exchange rate or historical rates as appropriate. Consolidated statements of earnings (loss) amounts are translated at average exchange rates for the period. The cumulative translation adjustments resulting from changes in exchange rates are included in the consolidated balance sheets as a component of accumulated other comprehensive loss in shareholders’ equity. Transaction gains and losses are included in the consolidated statements of income.

The Company determines the expense and obligations for its post-retirement plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, certain other factors. The Company determines the fair value of plan assets and benefit obligations as of the end of each fiscal year. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive loss in shareholders’ equity and is recognized into the plans’ expense over time. See Note 5 for further discussion on the company’s post retirement plan.

The Company has a non-qualified deferred compensation plan for the benefit of certain management employees and non-employee directors. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive loss in shareholders’ equity.

At March 30, 2019, accumulated other comprehensive income consisted of cumulative currency translation losses of $0.3 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized gain on other assets, net of tax, of less than $0.1 million. At March 31, 2018, accumulated other comprehensive income consisted of cumulative currency translation losses of $0.1 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

Earnings per Share: Basic earnings per share of common stock are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of stock options and unvested restricted stock units using the treasury stock method in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, proceeds received from the exercise of options and unvested restricted stock units are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

For fiscal years 2019 and 2018, the net additional common stock equivalents had a $0.04 and $0.02 per share effect on the calculation of dilutive earnings per share, respectively. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Fiscal Years Ended
	March 30,	March 31,
	2019	2018
Average Shares Outstanding – Basic	7,196	7,124
Effect of Dilutive Common Stock Equivalents	319	179
Average Shares Outstanding – Diluted	7,515	7,303
Anti-dilutive Common Stock Equivalents	20	-

Shareholders’ Equity: During each of fiscal years 2019 and 2018, the Company repurchased and subsequently retired less than 0.1 million shares of its common stock. Under letter agreements approved by the Board of Directors, the Company redeemed certain stock options that were previously issued pursuant to the shareholder approved Transcat, Inc. 2003 Incentive Plan, as Amended and Restated (the “2003 Plan”) for $0.1 million in fiscal year 2018. There were no stock option redemptions during fiscal year 2019.

Recently Issued Accounting Pronouncements:

Revenue Recognition
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which established principles to report useful information to financial statement users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), and provides guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Transcat adopted the new standard for its fiscal year 2019, which began April 1, 2018 using the modified retrospective approach. Based on its analysis, the Company concluded that the adoption of the amended guidance did not have a material impact on its net revenue recognition. The cumulative effect adjustment upon adoption of the ASU in the first quarter of fiscal year 2019 was immaterial.

Retirement Plans

In March 2017, the FASB issued ASU 2017-07 to Topic 715, Compensation—Retirement Benefits. This ASU provides new guidance as part of FASB’s effort to improve employers’ financial reporting for defined benefit plans. This new ASU changed where on the income statement employers that sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost. Under the new ASU, employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The Company adopted this ASU for its fiscal year 2019 using the prospective transition method. Non-service cost components of the net periodic benefit cost were approximately $0.1 million in fiscal year 2019.

SEC Disclosures

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, that amends certain disclosure requirements that are redundant or outdated. The rule expands the disclosure requirements for the analysis of shareholders' equity for interim financial statements. An analysis of the changes in each caption of shareholders' equity presented in the balance sheet must be provided in a note or separate statement, as well as the amount of dividends per share for each class of shares.

The final rule was effective on November 5, 2018. The Company adopted the rule in the fourth quarter of fiscal year 2019 and the expanded interim disclosure requirements for changes in shareholders’ equity will be effective for the Company in the first quarter of fiscal year 2020.

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard is effective for annual and interim periods beginning after December 15, 2018, or for the Company, our fiscal year 2020.

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

The Company will adopt the new leasing standard in the first quarter of fiscal year 2020 using the transition method and will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The most significant impact will be to add right to use lease assets and lease liabilities on the consolidated balance sheet by the present value of the Company’s leasing obligations, which are primarily related to facility and vehicle leases, as well as additional disclosures required. The Company estimates that the value of the assets and liabilities added to the Consolidated Balance Sheets will be approximately $8 million. Adopting the new standard will not have a material impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows. The Company estimates that the cumulative-effect adjustment to retained earnings upon adoption to be approximately $0.1 million.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 30,	March 31,
	2019	2018
Machinery, Equipment and Software	$41,818	$36,460
Rental Equipment	6,441	5,709
Furniture and Fixtures	2,573	2,473
Leasehold Improvements	2,716	2,597
Buildings and Land	500	500
Total Property and Equipment	54,048	47,739
Less: Accumulated Depreciation and Amortization	(34,395)	(30,648)
Total Property and Equipment, net	$19,653	$17,091

Total depreciation and amortization expense relating to property and equipment amounted to $4.4 million and $3.8 million in fiscal years 2019 and 2018, respectively.

NOTE 3 – LONG-TERM DEBT

Description: On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million which replaced the previous term loan (the “2017 Term Loan”) which had an outstanding balance of $12.5 million as of December 10, 2018. As of March 30, 2019, $14.5 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of March 30, 2019, $30.0 million was available under the Revolving Credit Facility, of which $6.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. The Credit Agreement also replaced the previous term loan with the 2017 Term Loan of $15.0 million. The 2017 Term Loan required principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. As stated above, the 2017 Term Loan was replaced by the 2018 Term Loan. The excess funds of the 2018 Term Loan and the 2017 Term Loan over the previous term loans were used to pay down amounts outstanding under the Revolving Credit Facility.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During fiscal year 2019, $3.6 million was used for a business acquisition.

The allowable leverage ratio under the Credit Agreement is a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters, as defined in the Credit Agreement.

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrue, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR at March 30, 2019 was 2.5%. The Company’s interest rate for the Revolving Credit Facility during fiscal year 2019 ranged from 3.2% to 3.8%.

Covenants: The Credit Agreement has certain covenants with which the Company has to comply, including a fixed charge coverage ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during fiscal year 2019 and fiscal year 2018.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S. based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 – INCOME TAXES

On December 22, 2017, the Tax Act was signed into law. The Tax Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. Since the Company is a fiscal year taxpayer, the lower corporate income tax rate was phased in and the U.S. federal tax rate recorded was a blended rate of the old rates and the new rates for fiscal year 2018.

The Tax Act also caused the Company’s U.S. deferred tax assets and liabilities to be remeasured as of March 31, 2018. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported basis in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are remeasured and any change is adjusted through the provision for income tax expense in the reporting period of the enactment.

In addition, the Tax Act provided for a one-time “deemed repatriation” of accumulated foreign earnings for post-1986 undistributed foreign subsidiary earnings and profits through fiscal year 2018. The Company finalized the additional provision for income tax expense on the deemed repatriation at less than $0.1 million. The Company paid this amount in its entirety with the filing of its fiscal year 2018 U.S. federal income tax return. No additional provision for U.S. federal or foreign taxes has been made as the foreign subsidiary’s undistributed earnings are considered to be permanently reinvested. It is not practicable to determine the amount of other taxes that would be payable if these amounts were repatriated to the U.S.

While the Tax Act provides for a territorial tax system, effective for tax years beginning after December 31, 2017, it includes the Global Intangible Low-Taxed Income (“GILTI”) provision, a new minimum tax on global intangible low-taxed income, and the Foreign Derived Intangible Income (“FDII”) provision, a tax incentive to earn income from the sale, lease, or license of goods and services abroad. The Company elected to account for the GILTI tax in the period in which it is incurred. During fiscal year 2019, the Company recorded a net income tax benefit of $0.2 million as a result of these provisions.

The Base Erosion and Anti-Abuse Tax (“BEAT”) provisions in the Tax Act eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. The Company does not expect it will be subject to this tax, so it has not included any tax impacts of BEAT in its consolidated financial statements for the year ended March 30, 2019.

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows:

	FY 2019	FY 2018
United States	$8,561	$6,995
Foreign	674	953
Total	$9,235	$7,948

The provision for income taxes for fiscal years 2019 and 2018 is as follows:

	FY 2019	FY 2018
Current Tax Provision:
Federal	$701	$952
State	349	201
Foreign	259	340
	1,309	1,493
Deferred Tax (Benefit) Provision:
Federal	$943	$446
State	(80)	197
Foreign	(82)	(110)
	781	533
Provision for Income Taxes	$2,090	$2,026

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows:

	FY 2019	FY 2018
Federal Income Tax at Statutory Rate	$1,939	$2,448
State Income Taxes, net of federal benefit	213	295
Research and Development Credits	(70)	(107)
Impact of Tax Act	-	(535)
Other, net	8	(75)
Total	$2,090	$2,026

The components of net deferred tax assets (liabilities) are as follows:

	March 30,	March 31,
	2019	2018
Deferred Tax Assets:
Accrued Liabilities	$285	$247
Performance-Based Stock Award Grants	503	337
Inventory Reserves	98	82
Non-Qualified Deferred Compensation Plan	121	172
Post-Retirement Health Care Plans	334	294
Stock-Based Compensation	192	199
Capitalized Inventory Costs	126	122
Other	217	233
Total Deferred Tax Assets	$1,876	$1,686

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(1,087)	$(1,085)
Depreciation	(3,196)	(2,264)
Other	(43)	(46)
Total Deferred Tax Liabilities	(4,326)	(3,395)

Net Deferred Tax Liabilities	$(2,450)	$(1,709)

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for fiscal years 2015 and prior, by state tax authorities for fiscal years 2013 and prior, and by Canadian tax authorities for fiscal years 2012 and prior. There are no tax years currently under examination by U.S. federal, or state tax authorities. The Company’s Scientific Research and Experimental Development credit reflected on its Canadian corporation income tax return for the period ended March 31, 2018 is currently under review by Revenue Canada.

During fiscal years 2019 and 2018, there were no uncertain tax positions. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2019 and 2018 or were accrued at March 30, 2019 and March 31, 2018.

The Company’s effective tax rate for fiscal years 2019 and 2018 was 22.6% and 25.5%, respectively. Its tax rate is affected by recurring items, such as tax rates in foreign jurisdictions and the relative amounts of income the Company earns in those jurisdictions, which the Company expects to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation awards in each of fiscal years 2019 and 2018 were $0.1 million.

The Company expects to receive certain federal, state and Canadian tax credits in future years The Company also expects to receive an increased amount of discrete tax benefits related to share-based compensation awards in fiscal year 2020. As such, it expects its effective tax rate in fiscal year 2020 to be between 22.0% and 23.0%.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. Currently, the Company matches 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were approximately $0.8 million and $0.7 million in fiscal years 2019 and 2018, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the board of directors. The Company made no profit sharing contributions in fiscal years 2019 and 2018.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”). 650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a General and Administrative expense in the accompanying Consolidated Statements of Income. The expense related to the ESPP was less than $0.1 million in each of fiscal years 2019 and 2018.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2019 and 2018, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.5 million and $0.7 million as of March 30, 2019 and March 31, 2018, respectively, and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the post-retirement benefit obligation is as follows:

	FY 2019	FY 2018
Post-retirement benefit obligation, at beginning of fiscal year	$1,153	$1,105
Service cost	40	34
Interest cost	44	44
Benefits paid	(86)	(72)
Actuarial loss	160	42
Post-retirement benefit obligation, at end of fiscal year	1,311	1,153
Fair value of plan assets, at end of fiscal year	-	-
Funded status, at end of fiscal year	$(1,311)	$(1,153)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,311	$1,153

The accumulated post-retirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic post-retirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2019	FY 2018
Net periodic post-retirement benefit cost:
Service cost	$40	$34
Interest cost	44	44
Amortization of prior service cost	1	1
	85	79
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(1)	(1)
Net gain	171	4
	170	3
Total recognized in net periodic benefit cost and other comprehensive income	$255	$82

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$405	$235

The prior service cost is amortized over the average remaining life expectancy of active participants in the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost during fiscal year 2020 is less than $0.1 million.

The post-retirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the post-retirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 30,	March 31,
	2019	2018
Weighted average discount rate	3.8%	4.0%

Medical care cost trend rate:
Trend rate assumed for next year	8.5%	8.0%
Ultimate trend rate	6.0%	6.0%
Year that rate reaches ultimate trend rate	2025	2024

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	5.0%	5.0%

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

Fiscal
Year	Amount
2020	$99
2021	104
2022	112
2023	97
2024	78
Thereafter	$821

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

NOTE 6 – STOCK-BASED COMPENSATION

The Company has a share-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 30, 2019, 1.0 million restricted stock units or stock options were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete benefits related to share-based compensation awards in each of fiscal years 2019 and 2018 were $0.1 million.

Restricted Stock: The Company grants time-based and performance-based restricted stock units as a component of executive compensation. Expense for restricted stock grants is recognized on a straight-line basis for the service period of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant. These restricted stock units are either time vested or vest following the third fiscal year from the date of grant subject to cumulative diluted earnings per share targets over the eligible period. During fiscal year 2019, 42,000 shares granted were time vested and 30,000 shares are subject to performance targets. During fiscal year 2018, 2,000 shares granted were time vested and 75,000 are subject to performance targets.

The following table summarizes the restricted stock units vested and shares issued during fiscal years 2018 and 2019 (amounts in thousands):

			Grant
		Total	Date		Number
		Number	Fair	Target	of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2014	April 2014 - March 2017	51	$9.28	50%	25	May 2017
April 2015	April 2015 – March 2018	63	$9.59	50%	32	May 2018
June 2017	June 2017 – May 2018	1	$12.00	Time Vested	1	June 2018
January 2019	January 2019	1	$19.04	Time Vested	1	January 2019

The following table summarizes the non-vested restricted stock units outstanding as of March 30, 2019:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 30, 2019
April 2016	April 2016 - March 2019	82	$10.13	131% of target level
April 2017	April 2017 – March 2020	75	$12.90	100% of target level
June 2017	July 2017 – June 2020	2	$12.00	Time Vested
April 2018	April 2018 – March 2020	2	$15.65	Time Vested
May 2018	April 2018 – March 2021	30	$15.30	100% of target level
May 2018	April 2018 – March 2021	30	$15.30	Time Vested
October 2018	October 2018 – September 2027	10	$20.81	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $1.1 million and $0.8 million in fiscal years 2019 and 2018, respectively. Unearned compensation totaled $1.2 million as of March 30, 2019.

Stock Options:

The Company grants stock options to employees and directors equal to the quoted market price of the Company’s stock at the date of the grant. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Expense for stock options is recognized on a straight-lined basis over the requisite service period for each award. Options vest either immediately or over a period of up to five years using a straight-line basis and expire either five years or ten years from the date of grant.

During fiscal year 2019, the Company’s Board of Directors granted stock awards of 25,000 shares of common stock to Company employees. 5,000 of these shares were immediately vested. 20,000 shares of these awards vest over five years. During fiscal year 2018, the Company’s Board of Directors granted stock awards of 165,000 shares of common stock under the 2003 Plan to the Company’s executive management team. These awards immediately vested. The expense related to all stock option awards was $0.1 million and $0.4 million during fiscal year 2019 and 2018, respectively.

The following table summarizes the Company’s options for fiscal years 2019 and 2018:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value
Outstanding as of March 25, 2017	242	$7.48
Granted	165	12.00
Exercised	(97)	7.24
Forfeited	(17)	7.65
Redeemed	(20)	7.72
Outstanding as of March 31, 2018	272	10.27
Granted	25	19.95
Exercised	(2)	-
Forfeited	(4)	6.75
Redeemed	-	-
Outstanding as of March 30, 2019	291	11.16	5	$3,439
Exercisable as of March 30, 2019	271	$10.45	5	$3,396

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2019 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 30, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 30, 2019 was $0.1 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised in fiscal years 2019 and 2018 was less than $0.1 million and $0.8 million, respectively. Cash received from the exercise of options in fiscal years 2019 and 2018 was less than $0.1 million and was $0.7 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution and Service. The accounting policies of the reportable segments are described above in Note 1. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2019 and 2018:

	FY 2019	FY 2018
Revenue:
Service	$84,041	$77,445
Distribution	76,857	77,696
Total	160,898	155,141

Gross Profit:
Service	20,945	19,922
Distribution	18,398	17,519
Total	39,343	37,441

Operating Expenses:
Service (1)	15,743	14,764
Distribution (1)	13,371	13,651
Total	29,114	28,415

Operating Income:
Service	5,202	5,158
Distribution	5,027	3,868
Total	10,229	9,026

Unallocated Amounts:
Interest and Other Expense, net	994	1,078
Provision for Income Taxes	2,090	2,026
Total	3,084	3,104

Net Income	$7,145	$5,922

Total Assets:
Service	$58,373	$53,032
Distribution	43,378	40,652
Unallocated	3,479	3,138
Total	$105,230	$96,822

Depreciation and Amortization (2):
Service	$4,754	$4,397
Distribution	1,607	1,594
Total	$6,361	$5,991

Capital Expenditures:
Service	$3,880	$3,772
Distribution	3,118	2,110
Total	$6,998	$5,882

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$145,576	$139,456
Canada	13,484	13,757
Other International	1,838	1,928
Total	$160,898	$155,141

Property and Equipment:
United States (4)	$18,574	$15,967
Canada	1,079	1,124
Total	$19,653	$17,091

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Including amortization of catalog costs and intangible assets.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases: Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. Total rental expense was approximately $3.1 million in each of fiscal years 2019 and 2018. The minimum future annual rental payments under the non-cancelable leases at March 30, 2019 are as follows (in millions):

Fiscal Year
2020	$2.4
2021	2.0
2022	1.6
2023	1.3
2024	0.8
Thereafter	2.4
Total minimum lease payments	$10.5

Effective December 2018, the Company has term loan repayments (principal plus interest) of $0.2 million per month through December 2025. These amounts are not reflected in the table above.

NOTE 9 – BUSINESS ACQUISITIONS

Effective August 31, 2018, Transcat acquired substantially all of the assets of Angel’s Instrumentation, Inc. (“Angel’s”), a Virginia-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand its geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

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

Certain of the Company’s acquisition agreements, including Angel’s, include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of March 30, 2019, $0.4 million of contingent consideration and $0.5 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During fiscal year 2019, $0.3 million of contingent consideration or other holdbacks were paid. As of March 31, 2018, no contingent consideration or other holdback amounts were outstanding related to past acquisitions.

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

	(Unaudited)
	Fiscal Years Ended
	March 30,	March 31,
	2019	2018
Total Revenue	$163,039	$158,738
Net Income	$7,725	$6,305
Basic Earnings Per Share	$1.07	$0.89
Diluted Earnings Per Share	$1.03	$0.86

During fiscal year 2019, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income. No acquisition costs were incurred in fiscal year 2018.

Effective June 12, 2018, Transcat acquired substantially all of the assets of NBS Calibration, Inc. (“NBS”), an Arizona-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the NBS assets, it has been included in the purchases of property and equipment, net, in the consolidated statement of cash flows.

NOTE 10 – QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2019 and 2018:

				Basic	Diluted
	Total	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	Per Share (a)	Per Share (a)
FY 2019:
Fourth Quarter	$44,493	$11,543	$2,660	$0.37	$0.35
Third Quarter	40,868	9,548	1,569	0.22	0.21
Second Quarter	38,879	9,139	1,488	0.21	0.20
First Quarter	36,658	9,113	1,428	0.20	0.19

FY 2018:
Fourth Quarter	$42,452	$10,895	$2,454	$0.34	$0.33
Third Quarter	40,483	9,701	1,831	0.26	0.25
Second Quarter	35,927	8,154	781	0.11	0.11
First Quarter	36,279	8,691	856	0.12	0.12

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 30, 2019.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2019 Annual Meeting of Shareholders under the headings “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers and Senior Management” and “Delinquent Section 16(a) Reports,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2019 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2019 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2019 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2019 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2019 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 30, 2019:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)
Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	291 (1)	$11.16 (2)	1,049
Equity compensation plans not approved by security holders	-	-	-
Total	291	$11.16	1,049

(1)	Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.
(2)	Does not include restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2019 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2019 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2019 Annual Meeting of Shareholders under the heading “Proposal Five: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2019 fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) See Index to Financial Statements included in Item 8 of Part II of this report.

(b) Exhibits.

Index to Exhibits

(3)		Articles of Incorporation and Bylaws

		3.1(a)	The Articles of Incorporation, as amended (the “Articles”), are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

		3.1(b)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

		3.1(c)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

		3.1(d)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015.

		3.2	Code of Regulations, as amended through May 1, 2019, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019.

(4)		Instruments Defining the Rights of Security Holders

	*	4.1	Description of Securities

(10)		Material contracts

	#	10.1	Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.

#	10.2	Amendment No. 1 to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix B to the Company’s definitive proxy statement filed on July 26, 2013 in connection with the 2013 Annual Meeting of Shareholders.

#	10.3	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#	10.4	Form of Award Notice for Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#	10.5	Form of Award Notice for Non-Qualified Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2005.

#	10.6	Form of Award Notice for Performance-Based Restricted Stock granted under the Transcat, Inc. 2003 Incentive Plan, as amended, is incorporated herein by reference from Exhibit 10.27 to the Company’s Annual Report on Form 10-K for the year ended March 28, 2009.

#	10.7	Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated by reference from Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2013.

#	10.8	Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

#	10.9	Form of Award Notice of Non-Qualified Stock Option (five-year expiration) granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017.

#	10.10	Form of Award Notice of Long-Term Compensation Award granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017.

	10.11	Form of Award Notice of Restricted Stock Units and Performance Restricted Stock Units granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2018.

	10.12	Form of Award Notice of Long-Term Compensation Awards granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2018.

	10.13	Master Security Agreement, dated September 20, 2012, by and between Transcat, Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC, Anacor Acquisition, LLC and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.

	10.14	Amended and Restated Credit Facility Agreement, dated as of October 30, 2017, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2017.

	10.15	Amended and Restated Credit Facility Agreement Amendment 1, dated as of December 10, 2018, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018.

	10.16	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

#	10.17	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

	10.18	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

	10.19	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.20	Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

(21)		Subsidiaries of the registrant

	*	21.1	Subsidiaries

(23)		Consents of experts and counsel

	*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)		Rule 13a-14(a)/15d-14(a) Certifications

	*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)		Section 1350 Certifications

	*	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)		Interactive Data File

	*	101.INS XBRL Instance Document

	*	101.SCH XBRL Taxonomy Extension Schema Document

	*	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

	*	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

	*	101.LAB XBRL Taxonomy Extension Label Linkbase Document

	*	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Exhibit filed with this report.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 7, 2019		/s/ Lee D. Rudow
	By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 7, 2019	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 7, 2019	/s/ Michael J Tschiderer	Vice President of Finance and
	Michael J. Tschiderer	Chief Financial Officer
(Principal Financial Officer)

June 7, 2019	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

June 7, 2019	/s/ Charles P. Hadeed	Chairman of the Board of Directors
Charles P. Hadeed

June 7, 2019	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 7, 2019	/s/ Gary J. Haseley	Director
Gary J. Haseley

June 7, 2019	/s/ Paul D. Moore	Director
Paul D. Moore

June 7, 2019	/s/ Angela J. Panzarella	Director
Angela J. Panzarella

June 7, 2019	/s/ Alan H. Resnick	Director
Alan H. Resnick

June 7, 2019	/s/ Carl E. Sassano	Director
Carl E. Sassano

June 7, 2019	/s/ John T. Smith	Director
John T. Smith