Form 10-Q
period 2019-06-29
TRANSCAT INC
filed 2019-08-06
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 29, 2019

or

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

(585) 352-7777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	TRNS	Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [✓] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [✓]
Non-accelerated filer [ ]	Smaller reporting company [✓]
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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of August 1, 2019 was 7,305,762.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 29,	June 30,
	2019	2018
Service Revenue	$22,398	$19,325
Distribution Sales	19,997	17,333
Total Revenue	42,395	36,658

Cost of Service Revenue	17,026	14,406
Cost of Distribution Sales	15,317	13,139
Total Cost of Revenue	32,343	27,545

Gross Profit	10,052	9,113

Selling, Marketing and Warehouse Expenses	4,472	4,032
General and Administrative Expenses	3,622	3,056
Total Operating Expenses	8,094	7,088

Operating Income	1,958	2,025

Interest and Other Expense, net	285	225

Income Before Income Taxes	1,673	1,800
(Benefit from)/Provision for Income Taxes	(45)	372

Net Income	$1,718	$1,428

Basic Earnings Per Share	$0.24	$0.20
Average Shares Outstanding	7,257	7,177

Diluted Earnings Per Share	$0.23	$0.19
Average Shares Outstanding	7,491	7,438

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 29,	June 30,
	2019	2018
Net Income	$1,718	$1,428

Other Comprehensive Income (Loss):
Currency Translation Adjustment	112	(95)
Other, net of tax effects of $6 and $(1) for the first quarter ended June 29, 2019 and June 30, 2018, respectively	17	2
Total Other Comprehensive Income (Loss)	129	(93)

Comprehensive Income	$1,847	$1,335

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	June 29,	March 30,
	2019	2019
ASSETS
Current Assets:
Cash	$621	$788
Accounts Receivable, less allowance for doubtful accounts of $364 and $338 as of June 29, 2019 and March 30, 2019, respectively	26,688	27,469
Other Receivables	1,364	1,116
Inventory, net	15,937	14,304
Prepaid Expenses and Other Current Assets	1,650	1,329
Total Current Assets	46,260	45,006
Property and Equipment, net	19,113	19,653
Goodwill	34,958	34,545
Intangible Assets, net	4,787	5,233
Right To Use Assets, net	7,808	-
Other Assets	737	793
Total Assets	$113,663	$105,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,187	$14,572
Accrued Compensation and Other Liabilities	6,784	5,450
Income Taxes Payable	125	228
Current Portion of Long-Term Debt	1,919	1,899
Total Current Liabilities	22,015	22,149
Long-Term Debt	20,439	19,103
Deferred Income Tax Liabilities	2,462	2,450
Lease Liabilities	6,226	-
Other Liabilities	1,818	1,898
Total Liabilities	52,960	45,600

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,303,664 and 7,210,882 shares issued and outstanding as of June 29, 2019 and March 30, 2019, respectively	3,652	3,605
Capital in Excess of Par Value	16,404	16,467
Accumulated Other Comprehensive Loss	(482)	(611)
Retained Earnings	41,129	40,169
Total Shareholders' Equity	60,703	59,630
Total Liabilities and Shareholders' Equity	$113,663	$105,230

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 29,	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$1,718	$1,428
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	238	29
Deferred Income Taxes	12	(5)
Depreciation and Amortization	1,622	1,567
Provision for Accounts Receivable and Inventory Reserves	102	39
Stock-Based Compensation Expense	203	268
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	562	2,937
Inventory	(1,497)	(614)
Prepaid Expenses and Other Assets	(278)	4
Accounts Payable	(1,385)	(1,300)
Accrued Compensation and Other Liabilities	(314)	(1,470)
Income Taxes Payable	(109)	179
Net Cash Provided by Operating Activities	874	3,062

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,446)	(1,918)
Proceeds from Sale of Property and Equipment	184	-
Net Cash Used in Investing Activities	(1,262)	(1,918)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	1,823	(770)
Repayment of Term Loan	(467)	(536)
Issuance of Common Stock	369	66
Repurchase of Common Stock	(1,346)	(143)
Net Cash Provided by (Used in) Financing Activities	379	(1,383)

Effect of Exchange Rate Changes on Cash	(158)	148

Net Decrease in Cash	(167)	(91)
Cash at Beginning of Period	788	577
Cash at End of Period	$621	$486

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$245	$221
Income Taxes, net	$57	$194

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 31, 2018	7,155	$3,578	$14,965	$(281)	$33,086	$51,348
Issuance of Common Stock	4	2	64	-	-	66
Repurchase of Common Stock	(8)	(4)	(77)	-	(63)	(144)
Stock-Based Compensation	48	23	245	-	-	268
Other Comprehensive Loss	-	-	-	(95)	-	(95)
Net Income	-	-	-	-	1,428	1,428

Balance as of June 30, 2018	7,199	$3,599	$15,197	$(376)	$34,451	$52,871

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 30, 2019	7,211	$3,605	$16,467	$(611)	$40,169	$59,630
Issuance of Common Stock	28	14	355	-	-	369
Repurchase of Common Stock	(55)	(27)	(561)	-	(758)	(1,346)
Stock-Based Compensation	120	60	143	-	-	203
Other Comprehensive Income	-	-	-	129	-	129
Net Income	-	-	-	-	1,718	1,718

Balance as of June 29, 2019	7,304	$3,652	$16,404	$(482)	$41,129	$60,703

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

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 30, 2019 (“fiscal year 2019”) contained in the Company’s 2019 Annual Report on Form 10-K filed with the SEC.

Revenue Recognition: Distribution sales are recorded when an order’s title and risk of loss transfers to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities has a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Revenue recognized from prior period performance obligations for the first quarter of the fiscal year ending March 28, 2020 (“fiscal year 2020”) was immaterial. As of June 29, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of June 29, 2019 and March 30, 2019 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which established principles to report useful information to financial statement users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”), and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Transcat adopted the new standard for its fiscal year 2019, which began April 1, 2018 using the modified retrospective approach to each prior reporting period presented. Based on our analysis, the Company concluded that the adoption of the amended guidance did not have a material impact on its net revenue recognition. The cumulative effect adjustment upon adoption of the ASU in the first quarter of fiscal year 2019 was immaterial.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At June 29, 2019 and March 30, 2019, investment assets totaled $0.5 million and are included as a component of other assets on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of fiscal year 2020 and fiscal year 2019, the Company recorded non-cash stock-based compensation expense of $0.2 million and $0.3 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million in each of the first quarters of fiscal years 2020 and 2019. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of fiscal years 2020 and 2019, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 29, 2019, the Company had a foreign exchange contract, which matured in July 2019, outstanding in the notional amount of $4.4 million. The foreign exchange contract was renewed in July 2019 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of each of the fiscal years 2020 and 2019, the net additional common stock equivalents had a $0.01 effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 29,	June 30,
	2019	2018
Average Shares Outstanding – Basic	7,257	7,177
Effect of Dilutive Common Stock Equivalents	234	261
Average Shares Outstanding – Diluted	7,491	7,438
Anti-dilutive Common Stock Equivalents	20	-

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

The Company adopted the new leasing standard on March 31, 2019. The Company adopted the package of practical expedients permitted under the transition guidance which allowed us to carry forward the historical lease classification. Upon adoption, the Company used hindsight in determining lease term. The most significant impact of adoption was adding ROU lease assets and lease liabilities on the consolidated balance sheet by the present value of the Company’s leasing obligations, which are primarily related to facility and vehicle leases. The present value of the remaining lease payments is recognized as lease liabilities on the consolidated balance sheet with a corresponding ROU asset. The value of the assets and liabilities added to the Consolidated Balance Sheets was approximately $8 million. The ROU asset is shown separately on the face of the Consolidated Balance Sheets. $1.7 million of the lease liabilities was included in Accrued Compensation and Other Liabilities on the Consolidated Balance Sheets with the remainder included in Lease Liabilities. Adopting the new standard did not have a material impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows.

NOTE 2 – LONG-TERM DEBT

Description: On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million which replaced the previous term loan (the “2017 Term Loan”) which had an outstanding balance of $12.5 million as of December 10, 2018. As of June 29, 2019, $14.1 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of June 29, 2019, $30.0 million was available under the Revolving Credit Facility, of which $8.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. The Credit Agreement also replaced the previous term loan with the 2017 Term Loan of $15.0 million. The 2017 Term Loan required principal repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. As stated above, the 2017 Term Loan was replaced by the 2018 Term Loan. The excess funds of the 2018 Term Loan and the 2017 Term Loan over the previous term loans were used to pay down amounts outstanding under the Revolving Credit Facility.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first quarter of fiscal year 2020, no borrowings were used for business acquisitions.

The allowable leverage ratio under the Credit Agreement is a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters, as defined in the Credit Agreement.

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrue, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of June 29, 2019 was 2.4%. The Company’s interest rate for the Revolving Credit Facility for the first quarter of fiscal year 2020 ranged from 3.6% to 3.7%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first quarter of fiscal year 2020. Our leverage ratio, as defined in the Credit Agreement, was 1.22 at June 29, 2019, compared with 1.12 at the end of fiscal year 2019.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a share-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 29, 2019, 1.0 million restricted stock units or stock options were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation activity during the first quarter of fiscal year 2020 and 2019 were $0.5 million and $0.1 million, respectively.

Restricted Stock Units: The Company grants time-based and performance-based restricted stock units as a component of executive compensation. Expense for restricted stock grants is recognized on a straight-line basis for the service period of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant. These restricted stock units are either time vested or vest following the third fiscal year from the date of grant subject to cumulative diluted earnings per share targets over the eligible period.

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

The Company achieved 131% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 25, 2017 and as a result, issued 108 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2020. The following table summarizes the non-vested restricted stock units outstanding as of June 29, 2019:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	June 29, 2019
April 2017	April 2017 – March 2020	68	$12.90	90% of target level
April 2018	April 2018 – March 2021	1	$15.65	Time Vested
May 2018	April 2018 – March 2020	26	$15.30	100% of target level
May 2018	April 2018 – March 2020	26	$15.30	Time Vested
October 2018	October 2018 – September 2027	10	$20.81	Time Vested
March 2019	April 2019 – March 2021	25	$23.50	100% of target level
March 2019	April 2019 – March 2021	25	$23.50	Time Vested

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.1 million and $0.2 million in the first quarter of fiscal year 2020 and fiscal year 2019, respectively. As of June 29, 2019, unearned compensation, to be recognized over the grants’ respective service periods, totaled $1.9 million.

Stock Options: The Company grants stock options to employees and directors equal to the quoted market price of the Company’s stock at the date of the grant. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Expense for stock options is recognized on a straight-line basis over the requisite service period for each award. Options vest either immediately or over a period of up to five years using a straight-line basis and expire either five years or ten years from the date of grant.

The following table summarizes the Company’s options as of and for the first quarter ended June 29, 2019:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 30, 2019	291	$11.16
Granted	-	-
Exercised	(25)	$12.00
Forfeited	-	-
Redeemed	-	-
Outstanding as of June 29, 2019	266	$11.08	5	$3,859
Exercisable as of June 29, 2019	246	$10.29	4	$3,764

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2020 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 29, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was less than $0.1 million during the first quarter of fiscal year 2020. There was no expense related to stock options during the first quarter of fiscal year 2019. Total unrecognized compensation cost related to non-vested stock options as of June 29, 2019 was $0.1 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised during the first quarter of fiscal year 2020 was $0.3 million. Cash received from the exercise of options the first quarter of fiscal year 2020 was $0.3 million. There were no stock options exercised during the first quarter of fiscal year 2019.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the first quarter of fiscal year 2020 and fiscal year 2019:

	First Quarter Ended
	June 29,	June 30,
	2019	2018
Revenue:
Service Revenue	$22,398	$19,325
Distribution Sales	19,997	17,333
Total	42,395	36,658

Gross Profit:
Service	5,372	4,919
Distribution	4,680	4,194
Total	10,052	9,113

Operating Expenses:
Service (1)	4,634	3,851
Distribution (1)	3,460	3,237
Total	8,094	7,088

Operating Income:
Service (1)	738	1,068
Distribution (1)	1,220	957
Total	1,958	2,025

Unallocated Amounts:
Interest and Other Expense, net	285	225
(Benefit from)/Provision for Income Taxes	(45)	372
Total	240	597

Net Income	$1,718	$1,428

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

Effective April 1, 2019, Transcat acquired substantially all of the assets of Gauge Repair Service (“GRS”), a California-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the GRS assets, it has been included in the purchases of property and equipment, in the consolidated statement of cash flows.

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

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments in Note 1 above, and typically utilizes independent third-party valuation specialists to determine certain fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. All of the goodwill and intangible assets relating to the Angel’s acquisition have been allocated to the Service segment. Intangible assets related to the Angel’s acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the Angel’s acquisition is expected to be deductible for tax purposes only.

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

Certain of the Company’s acquisition agreements, including Angel’s, include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of June 29, 2019, $0.4 million of contingent consideration and $0.5 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the first quarter of fiscal year 2020, no contingent consideration or other holdback amounts were paid.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Angel’s had occurred at the beginning of fiscal year 2019. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

(Unaudited)
Quarter Ended
June 30,
2018
Total Revenue	$37,912
Net Income	$1,677
Basic Earnings Per Share	$0.23
Diluted Earnings Per Share	$0.23

During the first quarter of fiscal years 2020 and 2019, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

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

NOTE 6 – SUBSEQUENT EVENT

Effective July 19, 2019, Transcat acquired all of the shares of Infinite Integral Solutions Inc. (“IIS”). IIS, headquartered in Mississauga, Ontario, Canada, is the owner and developer of the CalTree™ suite of software solutions for the automation of calibration procedures and datasheet generation. Total consideration for the shares of IIS was C$1.4 million, subject in part to the achievement of certain milestones.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors abilities to provide desired inventory, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

RESULTS OF OPERATIONS

During our first quarter of fiscal year 2020, we had consolidated revenue of $42.4 million. This represented an increase of $5.7 million or 15.7% versus the first quarter of fiscal year 2019. We showed significant revenue growth in both of our segments. Excluding acquired revenue, organic revenue growth was 13.1%.

First quarter gross profit improved 10.3% or $0.9 million versus the first quarter of fiscal year 2019. Gross margin was 23.7%, a decrease of 120 basis points, versus the first quarter of fiscal year 2019. This decrease reflected continued investments to support the strong Service segment revenue growth and product mix changes within the Distribution segment.

Operating expenses increased $1.0 million when compared to the prior year first quarter. Included in operating expenses during the first quarter of fiscal year 2020 was a $0.2 million loss on the sale of a Company-owned building in Montana that was no longer needed for operations. As a percentage of total revenue, operating expenses were 19.1%, down 20 basis points from 19.3% in the first quarter of fiscal year 2019. Operating income declined 3.3% or $0.1 million and operating margin decreased by 90 basis points.

Net income grew 20.3% to $1.7 million for the first quarter of fiscal year 2020 versus $1.4 million in the first quarter of fiscal year 2019. The growth in net income was aided by the discrete income tax benefit from share-based awards.

The following table presents, for the first quarter of fiscal year 2020 and fiscal year 2019, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 29,	June 30,
	2019	2018
As a Percentage of Total Revenue:
Service Revenue	52.8%	52.7%
Distribution Sales	47.2%	47.3%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	24.0%	25.5%
Distribution Gross Profit	23.4%	24.2%
Total Gross Profit	23.7%	24.9%

Selling, Marketing and Warehouse Expenses	10.6%	11.0%
General and Administrative Expenses	8.5%	8.3%
Total Operating Expenses	19.1%	19.3%

Operating Income	4.6%	5.5%

Interest and Other Expense, net	0.7%	0.6%

Income Before Income Taxes	3.9%	4.9%
(Benefit from)/Provision for Income Taxes	(0.1%)	1.0%

Net Income	4.0%	3.9%

FIRST QUARTER ENDED JUNE 29, 2019 COMPARED TO FIRST QUARTER ENDED JUNE 30, 2018
(dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 29,	June 30,
	2019	2018	$	%
Revenue:
Service	$22,398	$19,325	$3,073	15.9%
Distribution	19,997	17,333	2,664	15.4%
Total	$42,395	$36,658	$5,737	15.7%

Total revenue increased $5.7 million, or 15.7%, in our fiscal year 2020 first quarter compared to the prior year first quarter. Excluding acquired revenue, organic revenue growth was 13.1%.

Service revenue, which accounted for 52.8% and 52.7% of our total revenue in the first quarter of fiscal years 2020 and 2019, respectively, increased 15.9% from the first quarter of fiscal year 2019 to the first quarter of fiscal year 2020. This year-over-year increase reflected new business from the highly-regulated life sciences market and growth in other regulated sectors.

Our fiscal years 2020 and 2019 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2020	FY 2019
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	15.9%	10.8%	9.2%	9.1%	4.6%

The growth in Service segment revenue during the first quarter of fiscal year 2020 versus the first quarter of fiscal year 2019 reflected both organic growth and acquisitions, while the growth in the first quarter of fiscal year 2019 versus the first quarter of fiscal year 2018 was all organic growth.

Within any year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides a better indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2020 and 2019 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2020	FY 2019
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$87,114	$84,041	$81,674	$79,951	$78,288
Service Revenue Growth	11.3%	8.5%	8.9%	8.5%	8.1%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2020 and 2019:

	FY 2020	FY 2019
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.3%	82.7%	83.3%	84.0%	84.4%
Outsourced	15.1%	15.8%	15.1%	14.4%	14.0%
Freight Billed to Customers	1.6%	1.5%	1.6%	1.6%	1.6%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 47.2% of our total revenue in the first quarter of fiscal year 2020 and 47.3% of our total revenue in the first quarter of fiscal year 2019. During the first quarter of fiscal year 2020, Distribution segment sales showed an increase of 15.4% to $20.0 million. These results were driven by increased demand and revenue in all channels, especially in the alternative energy sector and used equipment sales. In addition, rental revenue increased by 34% to $1.2 million.

Our fiscal years 2020 and 2019 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2020	FY 2019
	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	15.4%	(1.6%)	(6.2%)	7.3%	(2.6%)

The growth in the first quarter of fiscal year 2020 versus the first quarter of fiscal year 2019 for the Distribution segment reflected both organic growth and acquisitions, while the growth in the first quarter of fiscal year 2019 versus the first quarter of fiscal year 2018 was all organic growth.

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the first quarter of fiscal year 2020 were $4.1 million, an increase of $0.6 million versus the end of the first quarter of fiscal year 2019 and an increase of $0.3 million since March 30, 2019. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2020 and 2019:

	FY 2020	FY 2019
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$4,115	$3,850	$3,658	$3,734	$3,486
% of Pending Product
Shipments that were Backorders	77.2%	74.8%	71.6%	66.7%	70.2%

Gross Profit:

	First Quarter Ended		Change
	June 29,	June 30,
	2019	2018	$	%
Gross Profit:
Service	$5,372	$4,919	$453	9.2%
Distribution	4,680	4,194	486	11.6%
Total	$10,052	$9,113	$939	10.3%

Total gross profit for the first quarter of fiscal year 2020 was $10.1 million, an increase of $0.9 million or 10.3% versus the first quarter of fiscal year 2019. Total gross margin was 23.7% in the first quarter of fiscal year 2020, down from 24.9% in the first quarter of fiscal year 2019, a 120 basis point decline.

Service gross profit in the first quarter of fiscal year 2020 increased $0.5 million, or 9.2%, from the first quarter of fiscal year 2019. Service gross margin was 24.0% in the first quarter of fiscal year 2020, a 150 basis point decrease versus the first quarter of fiscal year 2019. This decrease in gross margin was primarily due to the increased expenses to recruit, on-board, train and develop new technicians.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2020	FY 2019
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	24.0%	27.7%	21.9%	24.2%	25.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2020	FY 2019
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	23.4%	23.9%	24.8%	22.8%	24.2%

Distribution segment gross margin was 23.4% in the first quarter of fiscal year 2020 versus 24.2% in the first quarter of fiscal year 2019, an 80 basis point decline. The decrease in segment gross margin was primarily due to the mix of products sold, including increased sales through our independent representative network that generally have lower gross margins.

Operating Expenses:

	First Quarter Ended		Change
	June 29,	June 30,
	2019	2018	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,472	$4,032	$440	10.9%
General and Administrative	3,622	3,056	566	18.5%
Total	$8,094	$7,088	$1,006	14.2%

Total operating expenses were $8.1 million in the first quarter of fiscal year 2020 versus $7.1 million during the first quarter of fiscal year 2019. The year-over-year increase in selling, marketing and warehouse expenses is due to increased acquisition related amortization expense. The increase in General and Administrative expenses included a $0.2 million loss on the sale of a Company-owned building in Montana that was no longer needed for operations. As a percentage of total revenue, operating expenses were 19.1% in the first quarter of fiscal year 2020 and 19.3% in the first quarter of fiscal year 2019, a decrease of 20 basis points.

Income Taxes:

	First Quarter Ended		Change
	June 29,	June 30,
	2019	2018	$	%
(Benefit from)/Provision for
Income Taxes	$(45)	$372	$(417)	(112.1%)

Our effective tax rates for the first quarter of fiscal years 2020 and 2019 were (2.7%) and 20.7%, respectively. The reduction in tax rate is due to the increased discrete tax benefit from share-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first quarter of fiscal years 2020 and 2019 were $0.5 million and $0.1 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2020 effective tax rate to be approximately 21.0% to 22.0%.

Net Income:

	First Quarter Ended		Change
	June 29,	June 30,
	2019	2018	$	%
Net Income	$1,718	$1,428	$290	20.3%

Net income for the first quarter of fiscal year 2020 increased 20.3% from the first quarter of fiscal year 2019 primarily due to the discrete income tax benefit which offset the reduction in operating income.

Adjusted EBITDA:

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense and non-cash loss on sale of building), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	First Quarter Ended
	June 29,	June 30,
	2019	2018
Net Income	$1,718	$1,428
+ Interest Expense	244	206
+ Other Expense / (Income)	41	19
+ Tax Provision	(45)	372
Operating Income	$1,958	$2,025
+ Depreciation & Amortization	1,622	1,567
+ Other (Expense) / Income	159	(19)
+ Noncash Stock Compensation	203	269
Adjusted EBITDA	$3,942	$3,842

Total adjusted EBITDA for the first quarter of fiscal year 2020 was $3.9 million, a $0.1 million or 2.6% increase versus the first quarter of fiscal year 2019. As a percentage of revenue, Adjusted EBITDA decreased to 9.3% for the first quarter of fiscal year 2020 from 10.5% for the first quarter of fiscal year 2019. The difference between the significant increase in net income and the smaller increase in Adjusted EBITDA during the first quarter of fiscal year 2020 is primarily driven by the decrease in the tax provision.

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations and borrowings from our Revolving Credit Facility (as defined below). We believe that these sources of financing will be adequate to meet our future requirements.

On December 10, 2018, we entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million, which replaced the previous term loan (the “2017 Term Loan”). As of June 29, 2019, $14.1 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of June 29, 2019, $30.0 million was available under the Revolving Credit Facility, of which $8.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. The Credit Agreement also replaced the previous term loan with the 2017 Term Loan of $15.0 million. The 2017 Term Loan required principal total repayments of $0.2 million per month plus interest through September 2022 with a $4.3 million repayment required on October 29, 2022. As stated above, the 2017 Term Loan was replaced by the 2018 Term Loan. The excess funds of the 2018 Term Loan and the 2017 Term Loan over the previous term loans were used to pay down amounts outstanding under the Revolving Credit Facility.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first quarter of fiscal year 2020, no borrowings were used for business acquisitions.

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

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first quarter of fiscal year 2020. Our leverage ratio, as defined in the Credit Agreement, was 1.22 at June 29, 2019, compared with 1.12 at the end of fiscal year 2019.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 29,	June 30,
	2019	2018
Cash Provided by (Used in):
Operating Activities	$874	$3,062
Investing Activities	$(1,262)	$(1,918)
Financing Activities	$379	$(1,383)

Operating Activities: Net cash provided by operations was $0.9 million during the first quarter of fiscal year 2020 compared to $3.1 million of net cash provided by operating activities during the first quarter of fiscal year 2019. The year-over-year decrease in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable decreased by a net amount of $0.8 million during the first quarter of fiscal year 2020. During the first quarter of fiscal year 2019, accounts receivable decreased by $2.8 million. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 29, 2019 and June 30, 2018:

	June 29,	June 30,
	2019	2018
Net Sales, for the last two fiscal months	$30,061	$25,992
Accounts Receivable, net	$26,688	$21,875
Days Sales Outstanding	53	50

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.6 million during the first quarter of fiscal year 2020. Inventory increased $0.7 million during the first quarter of fiscal year 2019. The year-over-year change represents the timing of strategic purchases during the first quarter of fiscal year 2020 and the purchase of additional used equipment business inventory.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $1.4 million during the first quarter of fiscal year 2020. Accounts payable decreased $1.2 million during the first quarter of fiscal year 2019. The decreases are largely due to the timing of inventory and other payments in the respective periods.

●

Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first quarter of fiscal year 2020, accrued compensation and other liabilities increased by $1.3 million compared to a $1.5 million decrease in the first quarter of fiscal year 2019. The increase during the first quarter of fiscal year 2020 is due to the adoption of the new lease standard which amounted to $1.7 million in this line item.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2020, income taxes payable decreased by $0.1 million whereas in the first quarter of fiscal year 2019, income taxes payable increased by $0.2 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first quarter of fiscal year 2020, we invested $1.4 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business. During the first quarter of fiscal year 2019, we invested $1.9 million in capital expenditures, that was also largely used primarily for assets for the Company’s rental business and customer-driven expansion of Service segment capabilities. The purchase of assets from GRS during the first quarter of fiscal year 2020 and NBS during the first quarter of fiscal year 2019 are included in our capital expenditures above.

Financing Activities: During the first quarter of fiscal year 2020, we received $1.8 million from our Revolving Credit Facility, and $0.4 million in cash was generated from the issuance of common stock. In addition, we used $0.5 million for repayment of our term loan and used $1.3 million for the “net” awarding of certain share awards to cover tax-withholding obligations for share award activity in the quarter which are shown as a repurchase of shares of our common stock. During the first quarter of fiscal year 2019, we used $0.8 million to repay our Revolving Credit Facility, $0.5 million for repayment of our term loan and $0.1 million for the net awarding/repurchase of shares of our common stock.

OUTLOOK

All signs point to continued strength on the Service revenue front as our recent contract wins and pipeline for new business remains robust. We still expect our various productivity initiatives to benefit gross and operating margins during this fiscal year, and certainly more so over the long term. We believe the acquisition of Infinite Integral Solutions Inc. and its CalTree™ software platform, completed subsequent to the end of the first quarter of fiscal year 2020, will enhance our operational efficiency efforts and allow us to build out a commercialized platform capable of facilitating calibration automation for various disciplines. While we saw strong Distribution sales growth in the first quarter, a good portion was from the alternative energy sector and sales of used equipment, both of which can vary quarter-to-quarter.

Acquisitions will continue to be incremental to our overall growth expectations. Our purchase of the assets of GRS during the first quarter of fiscal year 2020 both leverages our existing infrastructure and adds to our presence in southern California. In addition to purchasing the assets of GRS, our current acquisition pipeline is active and we believe we have a strong balance sheet to execute our organic growth and acquisition strategy.

We expect our income tax rate to range between 21.0% and 22.0% for full year fiscal 2020 down from the previously provided range of 22.0% to 23.0%.

Our expected capital expenditure plan for fiscal 2020 remains in the $7.8 million to $8.2 million range. Capital investments are expected to be primarily focused on technology infrastructure to drive operational excellence and organic growth opportunities within both operating segments, and for rental pool assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant. As of June 29, 2019, $30.0 million was available under our Revolving Credit Facility, of which $8.3 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The term loan is considered a fixed interest rate loan. As of June 29, 2019, $14.1 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of June 29, 2019, the one-month LIBOR was 2.4%. Our interest rate during the first quarter of fiscal year 2020 for our Revolving Credit Facility ranged from 3.6% to 3.7%. Interest on outstanding borrowings of the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. On June 29, 2019, we had no hedging arrangements in place for our Revolving Credit Facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarters of fiscal year 2020 and 2019 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of the fiscal years 2020 and 2019, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 29, 2019, we had a foreign exchange contract, which matured in July 2019, outstanding in the notional amount of $4.4 million. The foreign exchange contract was renewed in July 2019 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first fiscal quarter of fiscal year 2020) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased as	Approximate Dollar Value)
	Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)
03/31/19 - 04/27/19	127 (2)	$22.98 (2)	-	-

04/28/19 - 05/25/19	38,859 (2)	$24.11 (2)	-	-

05/26/19 - 06/29/19	16,038 (2)	$25.30 (2)	-	-

Total	55,024	$24.45	-	-

(1)	We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2020.
(2)	Shares withheld pursuant to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, to cover tax-withholding obligations upon vesting of restricted stock unit awards that vested in the first quarter of fiscal year 2020. Amounts in column (b) reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

4.1	Code of Regulations of Transcat, Inc., as amended through May 1, 2019, is incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019

10.1	Lease Agreement between AK Leasehold I, LLC and Transcat, Inc. dated May 21, 2019, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2019

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*     Exhibit filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 6, 2019	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2019	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)