Form 10-Q
period 2019-09-28
TRANSCAT INC
filed 2019-11-05
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 28, 2019

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of November 1, 2019 was 7,359,023.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Service Revenue	$23,502	$19,902	$45,900	$39,227
Distribution Sales	18,261	18,977	38,258	36,310
Total Revenue	41,763	38,879	84,158	75,537

Cost of Service Revenue	17,490	15,095	34,516	29,501
Cost of Distribution Sales	13,828	14,645	29,145	27,784
Total Cost of Revenue	31,318	29,740	63,661	57,285

Gross Profit	10,445	9,139	20,497	18,252

Selling, Marketing and Warehouse Expenses	4,231	4,020	8,703	8,052
General and Administrative Expenses	3,155	2,943	6,777	5,999
Total Operating Expenses	7,386	6,963	15,480	14,051

Operating Income	3,059	2,176	5,017	4,201

Interest and Other Expense, net	297	195	582	420

Income Before Income Taxes	2,762	1,981	4,435	3,781
Provision for Income Taxes	383	493	338	865

Net Income	$2,379	$1,488	$4,097	$2,916

Basic Earnings Per Share	$0.32	$0.21	$0.56	$0.41
Average Shares Outstanding	7,331	7,200	7,293	7,187

Diluted Earnings Per Share	$0.32	$0.20	$0.55	$0.39
Average Shares Outstanding	7,484	7,520	7,441	7,486

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Net Income	$2,379	$1,488	$4,097	$2,916

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(66)	92	46	(4)
Other, net of tax effects	10	8	28	11
Total Other Comprehensive (Loss) Income	(56)	100	74	7

Comprehensive Income	$2,323	$1,588	$4,171	$2,923

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	September 28,	March 30,
	2019	2019
ASSETS
Current Assets:
Cash	$920	$788
Accounts Receivable, less allowance for doubtful accounts of $392 and $338 as of September 28, 2019 and March 30, 2019, respectively	26,699	27,469
Other Receivables	988	1,116
Inventory, net	15,325	14,304
Prepaid Expenses and Other Current Assets	2,409	1,329
Total Current Assets	46,341	45,006
Property and Equipment, net	21,189	19,653
Goodwill	34,889	34,545
Intangible Assets, net	4,341	5,233
Right To Use Asset, net	7,424	-
Other Assets	821	793
Total Assets	$115,005	$105,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,139	$14,572
Accrued Compensation and Other Liabilities	6,289	5,450
Income Taxes Payable	-	228
Current Portion of Long-Term Debt	1,940	1,899
Total Current Liabilities	19,368	22,149
Long-Term Debt	22,722	19,103
Deferred Tax Liabilities	2,460	2,450
Lease Liabilities	5,920	-
Other Liabilities	1,879	1,898
Total Liabilities	52,349	45,600

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,357,973 and 7,210,882 shares issued and outstanding as of September 28, 2019 and March 30, 2019, respectively	3,679	3,605
Capital in Excess of Par Value	17,007	16,467
Accumulated Other Comprehensive Loss	(537)	(611)
Retained Earnings	42,507	40,169
Total Shareholders' Equity	62,656	59,630
Total Liabilities and Shareholders' Equity	$115,005	$105,230

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Six Months Ended
	September 28,	September 29,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$4,097	$2,916
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	240	6
Deferred Income Taxes	10	(1)
Depreciation and Amortization	3,303	3,067
Provision for Accounts Receivable and Inventory Reserves	201	74
Stock-Based Compensation Expense	305	606
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	778	856
Inventory	(807)	(1,172)
Prepaid Expenses and Other Assets	(1,149)	101
Accounts Payable	(3,433)	(706)
Accrued Compensation and Other Liabilities	(475)	(1,271)
Income Taxes Payable	(236)	389
Net Cash Provided by Operating Activities	2,834	4,865

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(4,048)	(3,703)
Proceeds from Sale of Property and Equipment	184	-
Business Acquisitions, net of cash acquired	(452)	(3,614)
Payment of Holdbacks Related to Business Acquisition	(484)	-
Net Cash Used in Investing Activities	(4,800)	(7,317)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net	4,598	3,517
Repayment of Term Loan	(938)	(1,071)
Issuance of Common Stock	1,372	132
Repurchase of Common Stock	(2,822)	(143)
Net Cash Provided by Financing Activities	2,210	2,435

Effect of Exchange Rate Changes on Cash	(112)	11

Net Increase (Decrease) in Cash	132	(6)
Cash at Beginning of Period	788	577
Cash at End of Period	$920	$571

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$491	$413
Income Taxes, net	$688	$472

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 31, 2018	7,155	$3,578	$14,965	$(281)	$33,086	$51,348
Issuance of Common Stock	4	2	64	-	-	66
Repurchase of Common Stock	(8)	(4)	(77)	-	(62)	(143)
Stock-Based Compensation	48	23	245	-	-	268
Other Comprehensive Loss	-	-	-	(95)	-	(95)
Net Income	-	-	-	-	1,428	1,428

Balance as of June 30, 2018	7,199	$3,599	$15,197	$(376)	$34,452	$52,872

Issuance of Common Stock	3	1	65	-	-	66
Stock-Based Compensation	-	1	337	-	-	338
Other Comprehensive Income	-	-	-	102	-	102
Net Income	-	-	-	-	1,488	1,488

Balance as of September 29, 2018	7,202	$3,601	$15,599	$(274)	$35,940	$54,866

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 30, 2019	7,211	$3,605	$16,467	$(611)	$40,169	$59,630
Issuance of Common Stock	28	14	355	-	-	369
Repurchase of Common Stock	(55)	(27)	(561)	-	(758)	(1,346)
Stock-Based Compensation	120	60	143	-	-	203
Other Comprehensive Income	-	-	-	129	-	129
Net Income	-	-	-	-	1,718	1,718

Balance as of June 29, 2019	7,304	$3,652	$16,404	$(482)	$41,129	$60,703

Issuance of Common Stock	117	59	944	-	-	1,003
Repurchase of Common Stock	(63)	(32)	(443)	-	(1,001)	(1,476)
Stock-Based Compensation	-	-	102	-	-	102
Other Comprehensive Loss	-	-	-	(55)	-	(55)
Net Income	-	-	-	-	2,379	2,379

Balance as of September 28, 2019	7,358	$3,679	$17,007	$(537)	$42,507	$62,656

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

Revenue recognized from prior period performance obligations for the second quarter of the fiscal year ending March 28, 2020 (“fiscal year 2020”) was immaterial. As of September 28, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of September 28, 2019 and March 30, 2019 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

In 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which established principles to report useful information to financial statement users about the nature, timing and uncertainty of revenue from contracts with customers. ASU No. 2014-09 along with various related amendments comprise Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“Topic 606”) and provide guidance that is applicable to all contracts with customers regardless of industry-specific or transaction-specific fact patterns. Transcat adopted the new standard for its fiscal year 2019, which began April 1, 2018 using the modified retrospective approach to each prior reporting period presented. Based on our analysis, the Company concluded that the adoption of the amended guidance did not have a material impact on its net revenue recognition. The cumulative effect adjustment upon adoption of the ASU in the first quarter of fiscal year 2019 was immaterial.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At September 28, 2019 and March 30, 2019, investment assets totaled $0.5 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of fiscal year 2020 and fiscal year 2019, the Company recorded non-cash stock-based compensation expense of $0.3 million and $0.5 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million during each of the first six months of fiscal years 2020 and 2019. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during each of the first six months of fiscal years 2020 and 2019, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 28, 2019, the Company had a foreign exchange contract, which matured in October 2019, outstanding in the notional amount of $4.3 million. The foreign exchange contract was renewed in October 2019 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the second quarter of fiscal year 2020, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the second quarter of fiscal year 2019, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. For the first six months of fiscal year 2020, the net additional common stock had a ($0.01) effect on the calculation of diluted earnings per share. For the first six months of fiscal year 2019, the net additional common stock equivalents had a ($0.02) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Average Shares Outstanding – Basic	7,331	7,200	7,293	7,187
Effect of Dilutive Common Stock Equivalents	153	320	148	299
Average Shares Outstanding – Diluted	7,484	7,520	7,441	7,486
Anti-dilutive Common Stock Equivalents	25	-	25	-

Recently Issued Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right to use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

The Company adopted the new leasing standard on March 31, 2019. The Company adopted the package of practical expedients permitted under the transition guidance which allowed us to carry forward the historical lease classification. Upon adoption, the Company used hindsight in determining lease term. The most significant impact of adoption was adding ROU lease assets and lease liabilities on the Consolidated Balance Sheets by the present value of the Company’s leasing obligations, which are primarily related to facility and vehicle leases. The present value of the remaining lease payments is recognized as lease liabilities on the Consolidated Balance Sheets with a corresponding ROU asset. The value of the assets and liabilities added to the Consolidated Balance Sheets was approximately $8 million each. The ROU asset is shown separately on the face of the Consolidated Balance Sheets. $1.7 million of the lease liabilities was included in Accrued Compensation and Other Liabilities on the Consolidated Balance Sheets with the remainder included in Lease Liabilities. Adopting the new standard did not have a material impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows.

NOTE 2 – LONG-TERM DEBT

Description: On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of September 28, 2019, $30.0 million was available under the Revolving Credit Facility, of which $11.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million which replaced the previous term loan which had an outstanding balance of $12.5 million as of December 10, 2018. As of September 28, 2019, $13.6 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first six months of fiscal year 2020, $0.5 million was used for business acquisitions.

The allowable leverage ratio under the Credit Agreement is a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters, as defined in the Credit Agreement.

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of September 28, 2019 was 2.0%. The Company’s interest rate for the Revolving Credit Facility for the first six months of fiscal year 2020 ranged from 3.3% to 3.7%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the second quarter of fiscal year 2020. Our leverage ratio, as defined in the Credit Agreement, was 1.32 at September 28, 2019, compared with 1.12 at the end of fiscal year 2019.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a share-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 28, 2019, 1.0 million restricted stock units or stock options were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation activity during the six months of fiscal year 2020 and 2019 were $0.8 million and $0.1 million, respectively.

Restricted Stock Units: The Company grants time-based and performance-based restricted stock units as a component of executive and key employee compensation. Expense for restricted stock grants is recognized on a straight-line basis for the service period of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock grants is the quoted market price for the Company’s common stock on the date of grant. These restricted stock units are either time vested or vest following the third fiscal year from the date of grant subject to cumulative diluted earnings per share targets over the eligible period.

Beginning in fiscal year 2020, the annual performance-based award for our non-employee directors was replaced with an annual grant of restricted stock units valued at $50,000 that vest after one year. The restricted stock unit grants to non-employee directors were made in September 2019.

Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the number of units that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions. The expense relating to the time vested restricted stock units is recognized on a straight-line basis over the requisite service period for the entire award.

The Company achieved 131% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 25, 2017 and as a result, issued 108 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2020. The following table summarizes the non-vested restricted stock units outstanding as of September 28, 2019:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	September 28, 2019
April 2017	April 2017 – March 2020	62	$12.90	90% of target level
April 2018	April 2018 – March 2021	1	$15.65	Time Vested
May 2018	April 2018 – March 2020	23	$15.30	100% of target level
May 2018	April 2018 – March 2020	23	$15.30	Time Vested
October 2018	October 2018 – September 2027	10	$20.81	Time Vested
March 2019	April 2019 – March 2021	24	$23.50	100% of target level
March 2019	April 2019 – March 2021	24	$23.50	Time Vested
August 2019	August 2019 – July 2021	1	$23.00	Time Vested
September 2019	September 2019 – September 2020	18	$22.76	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.3 million and $0.5 million, respectively, in the first six months of fiscal years 2020 and 2019. As of September 28, 2019, unearned compensation to be recognized over the grants’ respective service periods totaled $1.6 million.

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

The following table summarizes the Company’s options as of and for the first six months of fiscal year 2020:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 30, 2019	291	$11.16
Granted	5	$22.63
Exercised	(139)	$8.84
Outstanding as of September 28, 2019	157	$13.58	4	$1,767
Exercisable as of September 28, 2019	132	$12.14	3	$1,675

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2020 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 28, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was less than $0.1 million during the first six months of fiscal year 2020. There was no expense related to stock options during the first six months of fiscal year 2019. Total unrecognized compensation cost related to non-vested stock options as of September 28, 2019 was $0.1 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised in the first six months of fiscal year 2020 was $2.2 million. Cash received from the exercise of options in the first six months of fiscal year 2020 was $1.2 million. There were no stock options exercised during the first six months of fiscal year 2019.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Service and Distribution. The Company has no inter-segment sales. The following table presents segment information for the second quarter and first six months of fiscal years 2020 and 2019:

	Second Quarter Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
Revenue:
Service	$23,502	$19,902	$45,900	$39,227
Distribution	18,261	18,977	38,258	36,310
Total	41,763	38,879	84,158	75,537

Gross Profit:
Service	6,012	4,807	11,384	9,726
Distribution	4,433	4,332	9,113	8,526
Total	10,445	9,139	20,497	18,252

Operating Expenses:
Service (1)	4,175	3,682	8,809	7,533
Distribution (1)	3,211	3,281	6,671	6,518
Total	7,386	6,963	15,480	14,051

Operating Income:
Service (1)	1,837	1,125	2,575	2,193
Distribution (1)	1,222	1,051	2,442	2,008
Total	3,059	2,176	5,017	4,201

Unallocated Amounts:
Interest and Other Expense, net	297	195	582	420
Provision for Income Taxes	383	493	338	865
Total	680	688	920	1,285

Net Income	$2,379	$1,488	$4,097	$2,916

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

Effective July 19, 2019, Transcat acquired Infinite Integral Solutions Inc. (“IIS”). IIS, headquartered in Mississauga, Ontario, Canada, is the owner and developer of the CalTree™ suite of software solutions for the automation of calibration procedures and datasheet generation. Total consideration for the shares of IIS was 1.4 million Canadian dollars, subject in part to the achievement of certain milestones. 0.6 million Canadian dollars was paid during the second quarter of fiscal year 2020 and is included as a business acquisition in the Consolidated Statement of Cash Flows. All of the purchase price has been preliminarily allocated to software and property and equipment. Due to the immaterial amount of pre-acquisition revenue and expenses, no pro forma table of results has been presented.

Effective April 1, 2019, Transcat acquired substantially all of the assets of Gauge Repair Service (“GRS”), a California-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverages its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the GRS assets, it has been included in the purchases of property and equipment in the Consolidated Statement of Cash Flows.

Effective August 31, 2018, Transcat acquired substantially all of the assets of Angel’s Instrumentation, Inc. (“Angel’s”), a Virginia-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand its geographic reach and leverages its infrastructure while also increasing the depth and breadth of the Company’s service capabilities.

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

Certain of the Company’s acquisition agreements, including Angel’s, include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of September 28, 2019, $0.4 million of contingent consideration was unpaid and reflected in current liabilities on the Consolidated Balance Sheets. This $0.4 million contingent consideration was paid subsequent to September 28, 2019. $0.5 million of holdback amounts were paid during the first six months of fiscal year 2020.

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

(Unaudited)
Six Months
Ended
September 29,
2018
Total Revenue	$77,678
Net Income	$3,494
Basic Earnings Per Share	$0.49
Diluted Earnings Per Share	$0.48

Effective June 12, 2018, Transcat acquired substantially all of the assets of NBS Calibration, Inc. (“NBS”), an Arizona-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the NBS assets, it has been included in the purchases of property and equipment in the Consolidated Statement of Cash Flows.

During each of the first six months of fiscal year 2020 and fiscal year 2019, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “plans,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors’ abilities to provide desired inventory, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 30, 2019. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 30, 2019.

RESULTS OF OPERATIONS

During our second quarter of fiscal year 2020, we achieved consolidated revenue of $41.8 million. This represented an increase of 7.4% or $2.9 million versus the second quarter of fiscal year 2019. There was strong revenue growth in the Service segment, which grew 18.1%. Excluding acquired revenue, organic Service revenue growth was 15.1%. Sales in our Distribution segment declined by $0.7 million or 3.8% compared to the second quarter of fiscal year 2019.

Second quarter of fiscal year 2020 gross profit was $10.4 million, an increase of $1.3 million or 14.3% versus the second quarter of fiscal year 2019. Gross margin expanded by 150 basis points from 23.5% to 25.0%. Gross profit and gross margin were positively affected by improved productivity in the Service segment and product mix changes within the Distribution segment.

Total operating expenses were $7.4 million, an increase of $0.4 million or 6.1% as compared to the second quarter of fiscal year 2019, as the Company continued to invest in its operating infrastructure. As a percentage of total revenue, operating expenses were 17.7%, down 20 basis points from 17.9% in the second quarter of fiscal year 2019.

Net income was $2.4 million, up 59.9% as compared to $1.5 million in the second quarter of fiscal year 2019. The growth in net income was aided by higher operating income and the increased discrete income tax benefits related to share-based awards.

The following table presents, for the second quarter and first six months of fiscal years 2020 and 2019, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28,	September 29,	September 28,	September 29,
	2019	2018	2019	2018
As a Percentage of Total Revenue:
Service Revenue	56.3%	51.2%	54.5%	51.9%
Distribution Sales	43.7%	48.8%	45.5%	48.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	25.6%	24.2%	24.8%	24.8%
Distribution Gross Profit	24.3%	22.8%	23.8%	23.5%
Total Gross Profit	25.0%	23.5%	24.4%	24.2%

Selling, Marketing and Warehouse Expenses	10.1%	10.3%	10.3%	10.7%
General and Administrative Expenses	7.6%	7.6%	8.1%	7.9%
Total Operating Expenses	17.7%	17.9%	18.4%	18.6%

Operating Income	7.3%	5.6%	6.0%	5.6%

Interest and Other Expense, net	0.7%	0.5%	0.7%	0.6%

Income Before Income Taxes	6.6%	5.1%	5.3%	5.0%
Provision for Income Taxes	0.9%	1.3%	0.4%	1.1%

Net Income	5.7%	3.8%	4.9%	3.9%

SECOND QUARTER ENDED SEPTEMBER 28, 2019 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 29, 2018 (dollars in thousands):

Revenue:

	Second Quarter Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Revenue:
Service	$23,502	$19,902	$3,600	18.1%
Distribution	18,261	18,977	(716)	(3.8%)
Total	$41,763	$38,879	$2,884	7.4%

Total revenue increased $2.9 million, or 7.4%, in our fiscal year 2020 second quarter compared to the prior year second quarter. Excluding acquired revenue, organic consolidated revenue growth was 5.5%.

Service revenue, which accounted for 56.3% and 51.2% of our total revenue in the second quarter of fiscal years 2020 and 2019, respectively, increased 18.1% from the second quarter of fiscal year 2019 to the second quarter of fiscal year 2020. Higher revenue was the result of new business from the highly-regulated life sciences market and growth in other regulated sectors such as aerospace and defense. Excluding revenue from acquisitions, the Service segment had organic revenue growth of 15.1%.

Our fiscal years 2020 and 2019 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2020		FY 2019
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	18.1%	15.9%	10.8%	9.2%	9.1%	4.6%

Within any year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides an indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2020 and 2019, as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2020		FY 2019
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$90,713	$87,114	$84,041	$81,674	$79,951	$78,288
Service Revenue Growth	13.5%	11.3%	8.5%	8.9%	8.5%	8.1%

The growth in Service segment revenue during the second quarter of fiscal year 2020 reflected both organic growth and acquisitions, while the growth in the second quarter of fiscal year 2019 was all organic growth.

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

	FY 2020		FY 2019
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	82.9%	83.3%	82.7%	83.3%	84.0%	84.4%
Outsourced	15.6%	15.1%	15.8%	15.1%	14.4%	14.0%
Freight Billed to Customers	1.5%	1.6%	1.5%	1.6%	1.6%	1.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 43.7% of our total revenue in the second quarter of fiscal year 2020 and 48.8% of our total revenue in the second quarter of fiscal year 2019. During the second quarter of fiscal year 2020, Distribution segment sales decreased 3.8% to $18.3 million. The Distribution segment sales decrease reflected lower sales to non-core, lower-margin resellers. However, rental revenue increased by 32.3% to $1.3 million.

Our fiscal years 2020 and 2019 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2020		FY 2019
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(3.8%)	15.4%	(1.6%)	(6.2%)	7.3%	(2.6%)

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

Our total pending product shipments at the end of the second quarter of fiscal year 2020 were $4.2 million, an increase of $0.5 million from the second quarter of fiscal year 2019. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2020 and 2019:

	FY 2020		FY 2019
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$4,205	$4,115	$3,850	$3,658	$3,734	$3,486
% of Pending Product Shipments that were Backorders	71.7%	77.2%	74.8%	71.6%	66.7%	70.2%

Gross Profit:

	Second Quarter Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Gross Profit:
Service	$6,012	$4,807	$1,205	25.1%
Distribution	4,433	4,332	101	2.3%
Total	$10,445	$9,139	$1,306	14.3%

Total gross profit for the second quarter of fiscal year 2020 was $10.4 million, an increase of $1.3 million or 14.3% versus the second quarter of fiscal year 2019. Total gross margin was 25.0% in the second quarter of fiscal year 2020, up from 23.5% in the second quarter of fiscal year 2019, a 150 basis point expansion.

Service gross profit in the second quarter of fiscal year 2020 increased $1.2 million, or 25.1%, from the second quarter of fiscal year 2019. Service gross margin was 25.6% in the second quarter of fiscal year 2020, a 140 basis point increase versus the second quarter of fiscal year 2019. Service gross margin in the second quarter of fiscal year 2020 was positively impacted by our various technology and productivity initiatives, improved efficiency of recently hired technicians, and improved margins in client-based lab contracts initiated in prior quarters.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2020		FY 2019
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	25.6%	24.0%	27.7%	21.9%	24.2%	25.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2020		FY 2019
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	24.3%	23.4%	23.9%	24.8%	22.8%	24.2%

Distribution segment gross margin was 24.3% in the second quarter of fiscal year 2020 versus 22.8% in the second quarter of fiscal year 2019, a 150 basis point increase. The increase in gross margin was driven by the mix of products sold and growth in higher-margin rental revenues.

Operating Expenses:

	Second Quarter Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,231	$4,020	$211	5.2%
General and Administrative	3,155	2,943	212	7.2%
Total	$7,386	$6,963	$423	6.1%

Total operating expenses were $7.4 million in the second quarter of fiscal year 2020 versus $7.0 million during the second quarter of fiscal year 2019. The year-over-year increase in operating expenses was related to our continued investment in technology infrastructure improvements and operational excellence initiatives. As a percentage of total revenue, operating expenses were 17.7% in the second quarter of fiscal year 2020, down from 17.9% in the second quarter of fiscal year 2019, a decrease of 20 basis points.

Income Taxes:

	Second Quarter Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Provision for Income Taxes	$383	$493	$(110)	(22.3%)

Our effective tax rates for the second quarter of fiscal years 2020 and 2019 were 13.9% and 24.9%, respectively. The reduction in tax rate is due to the increased discrete tax benefits from share-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the second quarter of fiscal year 2020 were $0.3 million. There were no discrete benefits related to share-based compensation activity in the second quarter of fiscal year 2019. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2020 effective tax rate to be approximately 18.0% to 19.0%.

Net Income:

	Second Quarter Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Net Income	$2,379	$1,488	$891	59.9%

Net income for the second quarter of fiscal year 2020 was $2.4 million, an increase of $0.9 million or 59.9% versus the second quarter of fiscal year 2019. The year over year increase is for the reasons stated above.

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

	Second Quarter Ended
	September 28,	September 29,
	2019	2018
Net Income	$2,379	$1,488
+ Interest Expense	243	197
+ Other Expense / (Income)	54	(2)
+ Tax Provision	383	493
Operating Income	3,059	2,176
+ Depreciation & Amortization	1,681	1,500
+ Other (Expense) / Income	(54)	2
+ Noncash Stock Compensation	102	337
Adjusted EBITDA	$4,788	$4,015

Total Adjusted EBITDA for the second quarter of fiscal year 2020 was $4.8 million versus $4.0 million during the second quarter of fiscal year 2019, a $0.8 million or 19.3% increase. As a percentage of revenue, Adjusted EBITDA was 11.5% for the second quarter of fiscal year 2020 and 10.3% for the second quarter of fiscal year 2019. The difference between the fiscal year 2020 second quarter increase in Adjusted EBITDA and the increase in net income is primarily driven by the decreased non-cash stock compensation expense.

SIX MONTHS ENDED SEPTEMBER 28, 2019 COMPARED TO SIX MONTHS ENDED SEPTEMBER 29, 2018 (dollars in thousands):

Revenue:

	Six Months Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Revenue:
Service	$45,900	$39,227	$6,673	17.0%
Distribution	38,258	36,310	1,948	5.4%
Total	$84,158	$75,537	$8,621	11.4%

Service revenue, which accounted for 54.5% of our total revenue during the first six months of fiscal year 2020 and 51.9% of our total revenue during the first six months of fiscal year 2019, increased $6.7 million, or 17.0%, from the first six months of fiscal year 2019 to the first six months of fiscal year 2020. Higher revenue was the result of new business from the highly-regulated life sciences market and growth in other regulated sectors. Excluding revenue from acquisitions, the Service segment had organic revenue growth of 13.5%.

Our Distribution sales accounted for 45.5% and 48.1% of our total revenue in the first six months of fiscal years 2020 and 2019, respectively. For the first six months of fiscal year 2020, Distribution sales increased $1.9 million, or 5.4%, compared to the first six months of fiscal year 2019. These results were driven by increased demand and revenue in all channels, especially in the alternative energy sector, used equipment and rental sales.

Gross Profit:

	Six Months Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Gross Profit:
Service	$11,384	$9,726	$1,658	17.0%
Distribution	9,113	8,526	587	6.9%
Total	$20,497	$18,252	$2,245	12.3%

Total gross profit for the first six months of fiscal year 2020 was $20.5 million, an increase of $2.2 million or 12.3% versus the first six months of fiscal year 2019. Total gross margin was 24.4%, a 20 basis points increase compared to 24.2% in the first six months of fiscal year 2019.

Operating Expenses:

	Six Months Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$8,703	$8,052	$651	8.1%
General and Administrative	6,777	5,999	778	13.0%
Total	$15,480	$14,051	$1,429	10.2%

Total operating expenses for the first six months of fiscal year 2020 were $15.5 million, an increase of $1.4 million or 10.2% versus the first six months of fiscal year 2019. The year-over-year increase in selling, marketing and warehouse expenses is due to increased acquisition related amortization expense. The increase in General and Administrative expenses includes a $0.2 million loss on the sale of a Company-owned building in Montana in the first quarter of fiscal year 2020 that was no longer needed for operations. As a percentage of total revenue, operating expenses during the first six months of fiscal year 2020 were 18.4%, compared to 18.6% in the first six months of fiscal year 2019, a 20 basis point reduction.

Provision for Income Taxes:

	Six Months Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Provision for Income Taxes	$338	$865	$(527)	(60.9%)

Our effective tax rates for the first six months of fiscal years 2020 and 2019 were 7.6% and 22.9%, respectively. The reduction in tax rate is due to the increased discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first six months of fiscal years 2020 and 2019 were $0.8 million and $0.1 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2020 effective tax rate to be approximately 18.0% to 19.0%.

Net Income:

	Six Months Ended		Change
	September 28,	September 29,
	2019	2018	$	%
Net Income	$4,097	$2,916	$1,181	40.5%

Net income for the first six months of fiscal year 2020 was $4.1 million, an increase of $1.2 million or 40.5% versus the first six months of fiscal year 2019. The year over year increase is for the reasons stated above.

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

	Six Months Ended
	September 28,	September 29,
	2019	2018
Net Income	$4,097	$2,916
+ Interest Expense	487	403
+ Other Expense	95	17
+ Tax Provision	338	865
Operating Income	5,017	4,201
+ Depreciation & Amortization	3,303	3,067
+ Other Income (Expense)	105	(17)
+ Noncash Stock Compensation	305	606
Adjusted EBITDA	$8,730	$7,857

During the first six months of fiscal year 2020, Adjusted EBITDA was $8.7 million, an increase of $0.9 million or 11.1% versus the first six months of fiscal year 2019. As a percentage of revenue, Adjusted EBITDA was 10.4% for each of the first six months of fiscal year 2020 and fiscal year 2019. The difference between the increase in Adjusted EBITDA and increase in net income during the first six months of fiscal year 2020 is primarily driven by the decrease in tax provision and non-cash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations and borrowings from our Revolving Credit Facility (as defined below). We believe that these sources of financing will be adequate to meet our future requirements.

On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of September 28, 2019, $30.0 million was available under the Revolving Credit Facility, of which $11.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

On December 10, 2018, we entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million, which replaced the previous term loan . As of September 28, 2019, $13.6 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first six months of fiscal year 2020, $0.5 million was used for a business acquisition. During the first six months of fiscal year 2019, $3.6 million was used for a business acquisition.

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

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the second quarter of fiscal year 2020. Our leverage ratio, as defined in the Credit Agreement, was 1.32 at September 28, 2019, compared with 1.12 at the end of fiscal year 2019.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 28,	September 29,
	2019	2018
Cash Provided by (Used in):
Operating Activities	$2,834	$4,865
Investing Activities	$(4,800)	$(7,317)
Financing Activities	$2,210	$2,435

Operating Activities: Net cash provided by operating activities was $2.8 million during the first six months of fiscal year 2020 compared to $4.9 million during the first six months of fiscal year 2019. The year-over-year decrease in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●	Receivables: Accounts receivable decreased by a net amount of $0.8 million during the first six months of fiscal year 2020. During the first six months of fiscal year 2019, accounts receivable decreased by $0.6 million, inclusive of $0.6 million of accounts receivable acquired as part of the Angel’s acquisition completed during the period . The year-over-year variation primarily reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of September 28, 2019 and September 29, 2018:

	September 28,	September 29,
	2019	2018
Net Sales, for the last two fiscal months	$30,139	$29,156
Accounts Receivable, net	$26,699	$24,053
Days Sales Outstanding	53	50

●	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $1.0 million during the first six months of fiscal year 2020. Inventory increased $1.5 million during the first six months of fiscal year 2019 inclusive of $0.2 million of inventory acquired as part of the Angel’s acquisition completed during the period.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $3.4 million during the first six months of fiscal year 2020. Accounts payable decreased $0.7 million during the first six months of fiscal year 2019.

●	Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first six months of fiscal year 2020, accrued compensation and other liabilities increased by $0.8 million compared to a $0.1 million decrease in the first six months of fiscal year 2019. Included in the change during the first six months of fiscal year 2020 is $1.5 million due to the adoption of the new lease standard.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first six months of fiscal year 2020, income taxes payable decreased by $0.2 million whereas in the first six months of fiscal year 2019, income taxes payable increased by $0.4 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first six months of fiscal year 2020, we invested $4.0 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business. During the first six months of fiscal year 2019, we invested $3.7 million in capital expenditures, that was also largely used primarily for assets for the Company’s rental business and customer-driven expansion of Service segment capabilities. The purchase of assets from GRS during the first six months of fiscal year 2020 and NBS during the first six months of fiscal year 2019 are included in our capital expenditures above. During the first six months of fiscal year 2020, we used $0.5 million for a business acquisition. During the first six months of fiscal year 2019, we used $3.6 million for a business acquisition.

Financing Activities: During the first six months of fiscal year 2020, we received $4.6 million from our Revolving Credit Facility, and $1.4 million in cash was generated from the issuance of common stock. In addition, we used $0.9 million for repayment of our term loan and used $2.8 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock. During the first six months of fiscal year 2019, we received $3.5 million from our Revolving Credit Facility, and $0.1 million in cash was generated from the issuance of common stock. We used $1.1 million for repayment of our term loan and $0.1 million for the net award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock.

OUTLOOK

We continue to believe we are on pace to achieve record revenue and net income for fiscal year 2020. We expect to continue to take market share in the North American calibration services market, especially in the life science and other regulated sectors where our commitment to quality reduces our customers’ risk. We also believe we are well positioned to achieve our stated goal of mid to high single-digit revenue growth in our Service segment and expect our gross margins for that segment to incrementally increase throughout the remainder of the fiscal year.

We plan to continue to build the business for the long term and believe our investments in people, processes and technology will position Transcat to further capitalize on organic and acquired opportunities. Our focus on operational excellence and productivity will continue and we believe they will both enhance our gross margins and operating margins over the longer term.

Acquiring solid companies that meet our investment criteria remains an important piece of our strategy. Our current acquisition pipeline remains active, and we believe we have a strong balance sheet to execute our organic growth and acquisition strategy.

We expect our income tax rate to range between 18.0% and 19.0% for full year fiscal 2020 down from the previously provided range of 21.0% to 22.0% largely due to the increased discrete income tax benefits related to certain share-based awards.

Our expected capital expenditure plan for fiscal 2020 remains in the $7.8 million to $8.2 million range. Capital investments are expected to be primarily focused on technology infrastructure to drive operational excellence and organic growth opportunities within both operating segments, and for rental pool assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant on our variable rate Revolving Credit Facility. As of September 28, 2019, $30.0 million was available under our Revolving Credit Facility, of which $11.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. As of September 28, 2019, $13.6 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of September 28, 2019, the one-month LIBOR was 2.0%. Our interest rate for the first six months of fiscal year 2020 for our Revolving Credit Facility ranged from 3.3% to 3.7%. Interest on outstanding borrowings of the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan. On September 28, 2019, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first six months of fiscal years 2020 and 2019 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first six months of each of the fiscal years 2020 and 2019, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 28, 2019, we had a foreign exchange contract, which matured in October 2019, outstanding in the notional amount of $4.3 million. The foreign exchange contract was renewed in October 2019 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second fiscal quarter of fiscal year 2020) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
			Total Number of	Maximum Number (or
	Total		Shares Purchased as	Approximate Dollar Value)
	Number of	Average	Part of Publicly	of Shares that May Yet Be
	Shares	Price Paid	Announced Plans or	Purchased Under the Plans
Period	Purchased	per Share	Programs (1)	or Programs (1)
06/30/19 - 07/27/19	62,728 (2)	$23.53 (2)	-	-
07/28/19 - 08/24/19	- (2)	- (2)	-	-
08/25/19 - 09/28/19	- (2)	- (2)	-	-
Total	62,728	$23.53	-	-

(1)	We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2017, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on the NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the second quarter of fiscal year 2020.
(2)	Shares withheld pursuant to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, to cover tax-withholding obligations upon exercise of stock options during the second quarter of fiscal year 2020. Amounts in column (b) reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.

ITEM 6. EXHIBITS

Index to Exhibits
10.1#*	Form of Award Notice of Director Long-Term Compensation Award granted pursuant to the Transcat, Inc. 2003 Incentive Plan

10.2#*	Form of Award Notice of Director Non-Qualified Stock Option Award granted pursuant to the Transcat, Inc. 2003 Incentive Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 5, 2019	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2019	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)