Form 10-Q
period 2019-12-28
TRANSCAT INC
filed 2020-02-05
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-Q

(Mark one)
[✓]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 28, 2019

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of January 31, 2020 was 7,380,338.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Service Revenue	$22,087	$20,492	$67,987	$59,719
Distribution Sales	21,092	20,376	59,350	56,686
Total Revenue	43,179	40,868	127,337	116,405

Cost of Service Revenue	17,221	16,004	51,737	45,505
Cost of Distribution Sales	16,030	15,316	45,175	43,100
Total Cost of Revenue	33,251	31,320	96,912	88,605

Gross Profit	9,928	9,548	30,425	27,800

Selling, Marketing and Warehouse Expenses	4,463	4,215	13,166	12,267
General and Administrative Expenses	3,374	2,939	10,151	8,938
Total Operating Expenses	7,837	7,154	23,317	21,205

Operating Income	2,091	2,394	7,108	6,595

Interest and Other Expense, net	194	295	776	715

Income Before Income Taxes	1,897	2,099	6,332	5,880
Provision for Income Taxes	420	530	758	1,395

Net Income	$1,477	$1,569	$5,574	$4,485

Basic Earnings Per Share	$0.20	$0.22	$0.76	$0.62
Average Shares Outstanding	7,367	7,203	7,316	7,192

Diluted Earnings Per Share	$0.20	$0.21	$0.75	$0.60
Average Shares Outstanding	7,557	7,518	7,470	7,500

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Net Income	$1,477	$1,569	$5,574	$4,485

Other Comprehensive Income (Loss):
Currency Translation Adjustment	73	(286)	119	(289)
Other, net of tax effects	22	(54)	48	(45)
Total Other Comprehensive Income (Loss)	95	(340)	167	(334)

Comprehensive Income	$1,572	$1,229	$5,741	$4,151

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 28,	March 30,
	2019	2019
ASSETS
Current Assets:
Cash	$204	$788
Accounts Receivable, less allowance for doubtful accounts of $439 and $338 as of December 28, 2019 and March 30, 2019, respectively	26,718	27,469
Other Receivables	1,313	1,116
Inventory, net	14,452	14,304
Prepaid Expenses and Other Current Assets	1,920	1,329
Total Current Assets	44,607	45,006
Property and Equipment, net	20,646	19,653
Goodwill	34,961	34,545
Intangible Assets, net	3,955	5,233
Right To Use Assets, net	9,021	-
Other Assets	821	793
Total Assets	$114,011	$105,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$10,893	$14,572
Accrued Compensation and Other Liabilities	6,848	5,450
Income Taxes Payable	40	228
Current Portion of Long-Term Debt	1,960	1,899
Total Current Liabilities	19,741	22,149
Long-Term Debt	17,748	19,103
Deferred Tax Liabilities	2,472	2,450
Lease Liabilities	7,333	-
Other Liabilities	1,933	1,898
Total Liabilities	49,227	45,600

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,376,488 and 7,210,882 shares issued and outstanding as of December 28, 2019 and March 30, 2019, respectively	3,688	3,605
Capital in Excess of Par Value	17,556	16,467
Accumulated Other Comprehensive Loss	(444)	(611)
Retained Earnings	43,984	40,169
Total Shareholders' Equity	64,784	59,630
Total Liabilities and Shareholders' Equity	$114,011	$105,230

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 28,	December 29,
	2019	2018
Cash Flows from Operating Activities:
Net Income	$5,574	$4,485
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	253	6
Deferred Income Taxes	22	(20)
Depreciation and Amortization	4,951	4,733
Provision for Accounts Receivable and Inventory Reserves	311	122
Stock-Based Compensation	610	969
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	398	393
Inventory	341	(544)
Prepaid Expenses and Other Assets	(689)	(156)
Accounts Payable	(3,679)	(2,169)
Accrued Compensation and Other Liabilities	347	(1,170)
Income Taxes Payable	(204)	597
Net Cash Provided by Operating Activities	8,235	7,246

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,001)	(5,452)
Proceeds from Sale of Property and Equipment	184	-
Business Acquisitions, net of cash acquired	(452)	(3,614)
Payment of Holdbacks Related to Business Acquisitions	(864)	(108)
Net Cash Used in Investing Activities	(6,133)	(9,174)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net	122	807
Proceeds from Term Loan	-	2,500
Repayments of Term Loan	(1,416)	(1,607)
Issuance of Common Stock	1,625	193
Repurchase of Common Stock	(2,822)	(143)
Net Cash (Used in) Provided by Financing Activities	(2,491)	1,750

Effect of Exchange Rate Changes on Cash	(195)	421

Net (Decrease) Increase in Cash	(584)	243
Cash at Beginning of Period	788	577
Cash at End of Period	$204	$820

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$723	$650
Income Taxes, net	$944	$804

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss) Income	Earnings	Total
Balance as of March 31, 2018	7,155	$3,578	$14,965	$(281)	$33,086	$51,348
Issuance of Common Stock	4	2	64	-	-	66
Repurchase of Common Stock	(8)	(4)	(77)	-	(62)	(143)
Stock-Based Compensation	48	23	245	-	-	268
Other Comprehensive Loss	-	-	-	(95)	-	(95)
Net Income	-	-	-	-	1,428	1,428

Balance as of June 30, 2018	7,199	$3,599	$15,197	$(376)	$34,452	$52,872

Issuance of Common Stock	3	1	65	-	-	66
Stock-Based Compensation	-	1	337	-	-	338
Other Comprehensive Income	-	-	-	102	-	102
Net Income	-	-	-	-	1,488	1,488

Balance as of September 29, 2018	7,202	$3,601	$15,599	$(274)	$35,940	$54,866

Issuance of Common Stock	2	1	60	-	-	61
Stock-Based Compensation	-	-	363	-	-	363
Other Comprehensive Loss	-	-	-	(341)	-	(341)
Net Income	-	-	-	-	1,569	1,569

Balance as of December 29, 2018	7,204	$3,602	$16,022	$(615)	$37,509	$56,518

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In Thousands, Except Par Value Amounts)
(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss) Income	Earnings	Total
Balance as of March 30, 2019	7,211	$3,605	$16,467	$(611)	$40,169	$59,630
Issuance of Common Stock	28	14	355	-	-	369
Repurchase of Common Stock	(55)	(27)	(561)	-	(758)	(1,346)
Stock-Based Compensation	120	60	143	-	-	203
Other Comprehensive Income	-	-	-	129	-	129
Net Income	-	-	-	-	1,718	1,718

Balance as of June 29, 2019	7,304	$3,652	$16,404	$(482)	$41,129	$60,703

Issuance of Common Stock	117	59	944	-	-	1,003
Repurchase of Common Stock	(63)	(32)	(443)	-	(1,001)	(1,476)
Stock-Based Compensation	-	-	102	-	-	102
Other Comprehensive Loss	-	-	-	(55)	-	(55)
Net Income	-	-	-	-	2,379	2,379

Balance as of September 28, 2019	7,358	$3,679	$17,007	$(537)	$42,507	$62,656

Issuance of Common Stock	18	9	244	-	-	253
Stock-Based Compensation	-	-	305	-	-	305
Other Comprehensive Income	-	-	-	93	-	93
Net Income	-	-	-	-	1,477	1,477

Balance as of December 28, 2019	7,376	$3,688	$17,556	$(444)	$43,984	$64,784

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

Revenue recognized from prior period performance obligations for the third quarter of the fiscal year ending March 28, 2020 (“fiscal year 2020”) was immaterial. As of December 28, 2019, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of December 28, 2019 and March 30, 2019 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. Debt approximates fair value as the interest rates approximate current market rates. At December 28, 2019 and March 30, 2019, investment assets totaled $0.5 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation expenses for such awards. The Company did not capitalize any stock-based compensation expenses as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal year 2020 and fiscal year 2019, the Company recorded non-cash stock-based compensation expense of $0.6 million and $0.8 million, respectively, in the Consolidated Statements of Income.

Foreign Currency Translation and Transactions: The accounts of Transcat Canada Inc., a wholly-owned subsidiary of the Company, are maintained in the local currency and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive income or loss component of shareholders’ equity.

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million during the first nine months of each of fiscal years 2020 and 2019. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during each of the first nine months of fiscal years 2020 and 2019, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 28, 2019, the Company had a foreign exchange contract, which matured in January 2020, outstanding in the notional amount of $3.8 million. The foreign exchange contract was renewed in January 2020 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the third quarter of fiscal year 2020, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the third quarter of fiscal year 2019, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. For the first nine months of fiscal year 2020, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. For the first nine months of fiscal year 2019, the net additional common stock equivalents had a ($0.02) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Average Shares Outstanding – Basic	7,367	7,203	7,316	7,192
Effect of Dilutive Common Stock Equivalents	190	315	154	308
Average Shares Outstanding – Diluted	7,557	7,518	7,470	7,500
Anti-dilutive Common Stock Equivalents	35	20	35	20

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

The Company adopted the new leasing standard on March 31, 2019. The Company adopted the package of practical expedients permitted under the transition guidance which allowed us to carry forward the historical lease classification. Upon adoption, the Company used hindsight in determining lease terms. The most significant impact of adoption was adding ROU lease assets and lease liabilities on the Consolidated Balance Sheets by the present value of the Company’s leasing obligations, which are primarily related to facility and vehicle leases. The present value of the remaining lease payments is recognized as lease liabilities on the Consolidated Balance Sheets with corresponding ROU assets. The value of the assets and liabilities added to the Consolidated Balance Sheets was approximately $8 million each. The ROU assets are shown separately on the face of the Consolidated Balance Sheets. $1.7 million of the lease liabilities was included in Accrued Compensation and Other Liabilities on the Consolidated Balance Sheets with the remainder included in Lease Liabilities. Adopting the new standard did not have a material impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows.

NOTE 2 – LONG-TERM DEBT

Description: On October 30, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of the Company’s $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of December 28, 2019, $30.0 million was available under the Revolving Credit Facility, of which $6.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million which replaced the previous term loan which had an outstanding balance of $12.5 million as of December 10, 2018. As of December 28, 2019, $13.1 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first nine months of fiscal year 2020, $1.3 million was used for business acquisitions, including holdback payments.

The allowable leverage ratio under the Credit Agreement is a maximum multiple of 3.0 of total debt outstanding compared to earnings before income taxes, depreciation and amortization, and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters, as defined in the Credit Agreement.

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrues, at Transcat’s election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan. Commitment fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and commitment fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR as of December 28, 2019 was 1.8%. The Company’s interest rate for the Revolving Credit Facility for the first nine months of fiscal year 2020 ranged from 3.0% to 3.7%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the third quarter of fiscal year 2020. Our leverage ratio, as defined in the Credit Agreement, was 1.07 at December 28, 2019, compared with 1.12 at the end of fiscal year 2019.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a share-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 28, 2019, 1.0 million shares of our common stock were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation activity during the first nine months of fiscal year 2020 and 2019 were $0.9 million and $0.1 million, respectively.

Restricted Stock Units: The Company grants time-based and performance-based restricted stock units as a component of executive and key employee compensation. Expense for restricted stock unit grants is recognized on a straight-line basis for the service period of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock unit grants is the quoted market price for the Company’s common stock on the date of grant. These restricted stock units are either time vested or vest following the third fiscal year from the date of grant subject to cumulative diluted earnings per share targets over the eligible period.

Beginning in fiscal year 2020, the annual performance-based award for the Company’s non-employee directors was replaced with an annual grant of restricted stock units valued at $50,000 that vest after one year. The restricted stock unit grants to non-employee directors were made in September 2019.

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

The Company achieved 131% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 25, 2017 and as a result, issued 108 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2020. The following table summarizes the non-vested restricted stock units outstanding as of December 28, 2019:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	December 28, 2019
April 2017	April 2017 – March 2020	62	$12.90	88% of target level
April 2018	April 2018 – March 2021	1	$15.65	Time Vested
May 2018	April 2018 – March 2021	23	$15.30	90% of target level
May 2018	April 2018 – March 2021	23	$15.30	Time Vested
October 2018	October 2018 – September 2027	10	$20.81	Time Vested
March 2019	April 2019 – March 2022	24	$23.50	100% of target level
March 2019	April 2019 – March 2022	24	$23.50	Time Vested
August 2019	August 2019 – August 2022	1	$23.00	Time Vested
September 2019	September 2019 – September 2020	18	$22.76	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.6 million and $0.8 million, during the first nine months of fiscal years 2020 and 2019, respectively. As of December 28, 2019, unearned compensation to be recognized over the grants’ respective service periods totaled $1.6 million.

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

The following table summarizes the Company’s options as of and for the first nine months of fiscal year 2020:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 30, 2019	291	$11.16

Granted	15	25.06
Exercised	(154)	9.15
Outstanding as of December 28, 2019	152	$14.57	4	$2,568
Exercisable as of December 28, 2019	117	$12.16	3	$2,302

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2020 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 28, 2019. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was less than $0.1 million during the first nine months of fiscal year 2020. There was no expense related to stock options during the first nine months of fiscal year 2019. Total unrecognized compensation cost related to non-vested stock options as of December 28, 2019 was $0.2 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal year 2020 was $3.5 million. Cash received from the exercise of options in the first nine months of fiscal year 2020 was $1.4 million. There were no stock options exercised during the first nine months of fiscal year 2019.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the third quarter and first nine months of fiscal years 2020 and 2019:

	Third Quarter Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
Revenue:
Service	$22,087	$20,492	$67,987	$59,719
Distribution	21,092	20,376	59,350	56,686
Total	43,179	40,868	127,337	116,405

Gross Profit:
Service	4,866	4,488	16,250	14,214
Distribution	5,062	5,060	14,175	13,586
Total	9,928	9,548	30,425	27,800

Operating Expenses:
Service (1)	4,378	3,910	13,187	11,443
Distribution (1)	3,459	3,244	10,130	9,762
Total	7,837	7,154	23,317	21,205

Operating Income:
Service	488	578	3,063	2,771
Distribution	1,603	1,816	4,045	3,824
Total	2,091	2,394	7,108	6,595

Unallocated Amounts:
Interest and Other Expense, net	194	295	776	715
Provision for Income Taxes	420	530	758	1,395
Total	614	825	1,534	2,110

Net Income	$1,477	$1,569	$5,574	$4,485

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

Effective July 19, 2019, Transcat acquired Infinite Integral Solutions Inc. (“IIS”). IIS, headquartered in Mississauga, Ontario, Canada, is the owner and developer of the CalTree™ suite of software solutions for the automation of calibration procedures and datasheet generation. Total consideration for the shares of IIS was 1.4 million Canadian dollars, subject in part to the achievement of certain milestones. 0.6 million Canadian dollars was paid during the second quarter of fiscal year 2020 and is included as a business acquisition in the Consolidated Statement of Cash Flows. In January 2020, an additional 0.4 million Canadian dollars was paid as provided for in the stock purchase agreement. All of the purchase price has been preliminarily allocated to software and property and equipment. Due to the immaterial amount of pre-acquisition revenue and expenses, no pro forma table of results has been presented.

Effective April 1, 2019, Transcat acquired substantially all of the assets of Gauge Repair Service (“GRS”), a California-based provider of calibration services. This transaction leveraged the Company’s infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the GRS assets, it has been included in the purchases of property and equipment in the Consolidated Statement of Cash Flows.

Effective August 31, 2018, Transcat acquired substantially all of the assets of Angel’s Instrumentation, Inc. (“Angel’s”), a Virginia-based provider of calibration services. This transaction expanded the Company’s geographic reach while also increasing the depth and breadth of the Company’s service capabilities.

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments in Note 1 above, and typically utilizes independent third-party valuation specialists to determine the fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. All of the goodwill and intangible assets relating to the Angel’s acquisition have been allocated to the Service segment. Intangible assets related to the Angel’s acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the Angel’s acquisition is deductible for tax purposes only.

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

Certain of the Company’s acquisition agreements, including Angel’s, include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of December 28, 2019, there were no unpaid contingent consideration or holdback amounts reflected in the Consolidated Balance Sheets. $0.9 million of holdback amounts were paid during the first nine months of fiscal year 2020.

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

(Unaudited)
Nine Months
Ended
December
29, 2018
Total Revenue	$118,546
Net Income	$5,057
Basic Earnings Per Share	$0.70
Diluted Earnings Per Share	$0.67

Effective June 12, 2018, Transcat acquired substantially all of the assets of NBS Calibration, Inc. (“NBS”), an Arizona-based provider of calibration services. This transaction leveraged the Company’s infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the NBS assets, it has been included in the purchases of property and equipment in the Consolidated Statement of Cash Flows.

During each of the first nine months of fiscal year 2020 and fiscal year 2019, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

During the third quarter of fiscal year 2020, we recorded consolidated revenue of $43.2 million. This represented an increase of $2.3 million or 5.7% versus the third quarter of fiscal year 2019. Revenue growth was primarily due to our Service segment, which increased 7.8% or $1.6 million to $22.1 million. Our Distribution segment showed a sales increase of 3.5% to $21.1 million.

Gross profit in the third quarter of fiscal year 2020 was $9.9 million, an increase of $0.4 million or 4.0% versus the third quarter of fiscal year 2019. Gross margin decreased by 40 basis points. Gross profit and gross margin were negatively impacted by a slow December 2019 caused by the timing of the holidays and slower customers activity that resulted in lower sales activity for both segments and the under absorption of fixed Service segment costs including underutilized Service capacity.

Total operating expenses were $7.8 million in the third quarter of fiscal year 2020, an increase of $0.7 million or 9.5% compared to the third quarter of fiscal year 2019, as the Company continued to invest in its operating infrastructure. Operating expenses as a percentage of total revenue were 18.2%, up from 17.5% in the third quarter of fiscal year 2019, an increase of 70 basis points.

Net income was $1.5 million for the third quarter of fiscal year 2020, down from $1.6 million in the third quarter of fiscal year 2019 primarily due to increased operating expenses, somewhat offset by a lower income tax rate in fiscal year 2019.

The following table presents, for the third quarter and first nine months of fiscal years 2020 and 2019, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28,	December 29,	December 28,	December 29,
	2019	2018	2019	2018
As a Percentage of Total Revenue:
Service Revenue	51.2%	50.1%	53.4%	51.3%
Distribution Sales	48.8%	49.9%	46.6%	48.7%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	22.0%	21.9%	23.9%	23.8%
Distribution Gross Profit	24.0%	24.8%	23.9%	24.0%
Total Gross Profit	23.0%	23.4%	23.9%	23.9%

Selling, Marketing and Warehouse Expenses	10.3%	10.3%	10.3%	10.5%
General and Administrative Expenses	7.9%	7.2%	8.0%	7.7%
Total Operating Expenses	18.2%	17.5%	18.3%	18.2%

Operating Income	4.8%	5.9%	5.6%	5.7%

Interest and Other Expense, net	0.4%	0.8%	0.6%	0.6%

Income Before Income Taxes	4.4%	5.1%	5.0%	5.1%
Provision for Income Taxes	1.0%	1.3%	0.6%	1.2%

Net Income	3.4%	3.8%	4.4%	3.9%

THIRD QUARTER ENDED DECEMBER 28, 2019 COMPARED TO THIRD QUARTER ENDED DECEMBER 29, 2018 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Revenue:
Service	$22,087	$20,492	$1,595	7.8%
Distribution	21,092	20,376	716	3.5%
Total	$43,179	$40,868	$2,311	5.7%

Total revenue increased $2.3 million, or 5.7%, in our fiscal year 2020 third quarter compared to the prior year third quarter. This year-over-year revenue growth was all organic.

Service revenue, which accounted for 51.2% and 50.1% of our total revenue in the third quarter of fiscal years 2020 and 2019, respectively, increased 7.8% from the third quarter of fiscal year 2019 to the third quarter of fiscal year 2020. Higher revenue was the result of new business from the highly-regulated life sciences market, including higher revenue from client-based labs and growth in other regulated sectors such as aerospace and defense.

Our fiscal years 2020 and 2019 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2020			FY 2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	7.8%	18.1%	15.9%	10.8%	9.2%	9.1%	4.6%

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

	FY 2020			FY 2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$92,308	$90,713	$87,114	$84,041	$81,674	$79,951	$78,288
Service Revenue Growth	13.0%	13.5%	11.3%	8.5%	8.9%	8.5%	8.1%

The growth in Service segment revenue during the third quarter of fiscal year 2020 was all organic and was primarily the result of new business from the highly regulated life sciences market, including the ramp-up of new client-based lab contracts, and growth in U.S. general industrial manufacturing. The trailing twelve-month Service segment revenue growth for the third quarter of fiscal year 2019 includes the Angel’s Instrumentation, Inc. (“Angel’s”) acquisition in fiscal year 2019.

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

	FY 2020			FY 2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	82.9%	82.9%	83.3%	82.7%	83.3%	84.0%	84.4%
Outsourced	15.6%	15.6%	15.1%	15.8%	15.1%	14.4%	14.0%
Freight Billed to Customers	1.5%	1.5%	1.6%	1.5%	1.6%	1.6%	1.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 48.8% of our total revenue in the third quarter of fiscal year 2020 and 49.9% of our total revenue in the third quarter of fiscal year 2019. During the third quarter of fiscal year 2020, Distribution sales included rental revenue which increased 3.4% to $1.2 million.

Our fiscal years 2020 and 2019 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2020			FY 2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	3.5%	(3.8%)	15.4%	(1.6%)	(6.2%)	7.3%	(2.6%)

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

Our total pending product shipments at the end of the third quarter of fiscal year 2020 were $3.7 million, an increase of $0.1 million from the third quarter of fiscal year 2019. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2020 and 2019:

	FY 2020			FY 2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,743	$4,205	$4,115	$3,850	$3,658	$3,734	$3,486
% of Pending Product Shipments that were Backorders	77.6%	71.7%	77.2%	74.8%	71.6%	66.7%	70.2%

Gross Profit:

	Third Quarter Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Gross Profit:
Service	$4,866	$4,488	$378	8.4%
Distribution	5,062	5,060	2	0.0%
Total	$9,928	$9,548	$380	4.0%

Total gross profit for the third quarter of fiscal year 2020 was $9.9 million, an increase of $0.4 million or 4.0% versus the third quarter of fiscal year 2019. Total gross margin was 23.0% in the third quarter of fiscal year 2020, down from 23.4% in the third quarter of fiscal year 2019, a decrease of 40 basis points. Gross margin was negatively impacted by the under absorption of fixed costs from a slow December 2019.

Service gross profit in the third quarter of fiscal year 2020 increased $0.4 million, or 8.4%, from the third quarter of fiscal year 2019. Service gross margin was 22.0% in the third quarter of fiscal year 2020 versus 21.9% in the third quarter of fiscal year 2019. Although Service segment gross margin increased 10 basis points, the small gross margin compared to the revenue increase reflects the impact of a slow, holiday-impacted December 2019. While we experienced the under absorption of fixed costs from the slow December 2019, we believe the incremental technicians hired during fiscal year 2019 to support Service growth will help improve our productivity metrics going forward.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2020			FY 2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	22.0%	25.6%	24.0%	27.7%	21.9%	24.2%	25.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2020			FY 2019
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	24.0%	24.3%	23.4%	23.9%	24.8%	22.8%	24.2%

Distribution segment gross margin was 24.0% in the third quarter of fiscal year 2020, an 80-basis point decrease versus the third quarter of fiscal year 2019. The decrease in gross margin was driven by the pricing and mix of products sold, including less higher-margin rentals than experienced in recent quarters.

Operating Expenses:

	Third Quarter Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,463	$4,215	$248	5.9%
General and Administrative	3,374	2,939	435	14.8%
Total	$7,837	$7,154	$683	9.5%

Total operating expenses were $7.8 million in the third quarter of fiscal year 2020 versus $7.2 million during the third quarter of fiscal year 2019. The year-over-year increase in operating expenses was a result of our continued investment in technology infrastructure improvements and operational excellence initiatives. Operating expenses as a percentage of total revenue were 18.2% in the third quarter of fiscal year 2020, up from 17.5% in the third quarter of fiscal year 2019.

Provision for Income Taxes:

	Third Quarter Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Provision for Income Taxes	$420	$530	$(110)	(20.8%)

Our effective tax rates for the third quarter of fiscal years 2020 and 2019 were 22.1% and 25.3%, respectively. The reduction in tax rate is due to the increased discrete tax benefits from share-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the third quarter of fiscal year 2020 were $0.1 million. There were no discrete benefits related to share-based compensation activity in the third quarter of fiscal year 2019. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2020 effective tax rate to be approximately 17.0% to 18.0%.

Net Income:

	Third Quarter Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Net Income	$1,477	$1,569	$(92)	(5.9%)

Net income for the third quarter of fiscal year 2020 was $1.5 million, a decrease of $0.1 million or 5.9% versus the third quarter of fiscal year 2019. The year over year decrease is for the reasons stated above.

Adjusted EBITDA:

In addition to reporting net income, a measure presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense and non-cash loss on sale of building), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Third Quarter Ended
	December 28,	December 29,
	2019	2018
Net Income	$1,477	$1,569
+ Interest Expense	216	250
+ Other Expense	(22)	45
+ Tax Provision	420	530
Operating Income	2,091	2,394
+ Depreciation & Amortization	1,648	1,666
+ Other Expense	22	(45)
+ Noncash Stock Compensation	305	363
Adjusted EBITDA	$4,066	$4,378

Total Adjusted EBITDA for the third quarter of fiscal year 2020 was $4.1 million, versus $4.4 million during the third quarter of fiscal year 2019, a $0.3 million or 7.1% decrease. As a percentage of revenue, Adjusted EBITDA was 9.4% for the third quarter of fiscal year 2020 and 10.7% for the third quarter of fiscal year 2019. The difference between the fiscal year 2020 third quarter net income and Adjusted EBITDA compared to the same period of the prior fiscal year is due to the decrease in tax provision and noncash stock compensation expense.

NINE MONTHS ENDED DECEMBER 28, 2019 COMPARED TO NINE MONTHS ENDED DECEMBER 29, 2018 (dollars in thousands):

Revenue:

	Nine Months Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Revenue:
Service	$67,987	$59,719	$8,268	13.8%
Distribution	59,350	56,686	2,664	4.7%
Total	$127,337	$116,405	$10,932	9.4%

Our Service revenue accounted for 53.4% and 51.3% of our total revenue during the first nine months of fiscal years 2020 and 2019, respectively. For the first nine months of fiscal year 2020, Service revenue increased $8.3 million, or 13.8%, compared to the first nine months of fiscal year 2019. Higher revenue was the result of new business from the highly-regulated life sciences market and growth in other regulated sectors.

Our Distribution sales accounted for 46.6% and 48.7% of our total revenue in the first nine months of fiscal years 2020 and 2019, respectively. For the first nine months of fiscal year 2020, Distribution sales increased $2.7 million, or 4.7%, compared to the first nine months of fiscal year 2019. These results were driven by increased demand and revenue in all channels, especially in the alternative energy sector, used equipment and rental sales.

Gross Profit:

	Nine Months Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Gross Profit:
Service	$16,250	$14,214	$2,036	14.3%
Distribution	14,175	13,586	589	4.3%
Total	$30,425	$27,800	$2,625	9.4%

Total gross profit for the first nine months of fiscal year 2020 was $30.4 million, an increase of $2.6 million or 9.4% versus the first nine months of fiscal year 2019. Total gross margin was 23.9%, the same as the first nine months of fiscal year 2019.

Operating Expenses:

	Nine Months Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$13,166	$12,267	$899	7.3%
General and Administrative	10,151	8,938	1,213	13.6%
Total	$23,317	$21,205	$2,112	10.0%

Total operating expenses for the first nine months of fiscal year 2020 were $23.3 million, an increase of $2.1 million or 10.0% compared to the first nine months of fiscal year 2019. The year-over-year increase in operating expenses was a result of our continued investment in technology infrastructure improvements and operational excellence initiatives. As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2020 were 18.3%, compared to 18.2% during the first nine months of fiscal year 2019, a 10-basis point increase.

Provision for Income Taxes:

	Nine Months Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Provision for Income Taxes	$758	$1,395	$(637)	(45.7%)

Our effective tax rates for the first nine months of fiscal years 2020 and 2019 were 12.0% and 23.7%, respectively. The reduction in tax rate is due to the increased discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first nine months of fiscal years 2020 and 2019 were $0.9 million and $0.1 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2020 effective tax rate to be approximately 17.0% to 18.0%.

Net Income:

	Nine Months Ended		Change
	December 28,	December 29,
	2019	2018	$	%
Net Income	$5,574	$4,485	$1,089	24.3%

Net income for the first nine months of fiscal year 2020 was $5.6 million, an increase of $1.1 million or 24.3% versus the first nine months of fiscal year 2019. The year over year increase is for the reasons stated above.

Adjusted EBITDA:

In addition to reporting net income, a measure presented in accordance with accounting principles generally accepted in the United States (“GAAP”), we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense and non-cash loss on sale of building), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, and stock-based compensation expense, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Nine Months Ended
	December 28,	December 29,
	2019	2018
Net Income	$5,574	$4,485
+ Interest Expense	703	653
+ Other Expense	73	62
+ Tax Provision	758	1,395

Operating Income	7,108	6,595
+ Depreciation & Amortization	4,951	4,733
+ Other Expense	127	(62)
+ Noncash Stock Compensation	610	969
Adjusted EBITDA	$12,796	$12,235

During the first nine months of fiscal year 2020, Adjusted EBITDA was $12.8 million, an increase of $0.6 million or 4.6% versus the first nine months of fiscal year 2019. As a percentage of revenue, Adjusted EBITDA was 10.0% for the first nine months of fiscal year 2020 and 10.5% for the first nine months of fiscal year 2019. The increase in Adjusted EBITDA during the first nine months of fiscal year 2020 is primarily driven by the increase in net income, offset by a decrease in provision for income taxes and noncash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

We expect our foreseeable liquidity and capital resource requirements to be met through anticipated cash flows from operations and long-term borrowings from our Revolving Credit Facility (as defined below). We believe that these sources of financing will be adequate to meet our future requirements.

On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of December 28, 2019, $30.0 million was available under the Revolving Credit Facility, of which $6.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

On December 10, 2018, we entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million, which replaced the previous term loan. As of December 28, 2019, $13.1 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During the first nine months of fiscal year 2020, $1.3 million was used for business acquisitions, including holdback payments. During the first nine months of fiscal year 2019, $3.7 million was used for business acquisitions, including holdback payments.

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

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the third quarter of fiscal year 2020. Our leverage ratio, as defined in the Credit Agreement, was 1.07 at December 28, 2019, compared with 1.12 at the end of fiscal year 2019.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 28,	December 29,
	2019	2018
Cash Provided by (Used in):
Operating Activities	$8,235	$7,246
Investing Activities	$(6,133)	$(9,174)
Financing Activities	$(2,491)	$1,750

Operating Activities:

Net cash provided by operating activities was $8.2 million during the first nine months of fiscal year 2020 compared to $7.2 million during the first nine months of fiscal year 2019. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●	Receivables: Accounts receivable decreased by a net amount of $0.8 million during the first nine months of fiscal year 2020. During the first nine months of fiscal year 2019, accounts receivable decreased by $0.1 million, inclusive of $0.6 million of accounts receivable acquired as part of the Angel’s acquisition completed during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of December 28, 2019 and December 29, 2018:

	December 28,	December 29,
	2019	2018
Net Sales, for the last two fiscal months	$29,487	$28,669
Accounts Receivable, net	$26,718	$24,583
Days Sales Outstanding	54	51

●	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $0.1 million during the first nine months of fiscal year 2020. Inventory increased $1.0 million during the first nine months of fiscal year 2019 inclusive of $0.2 million of inventory acquired as part of the Angel’s acquisition completed during the period. The year-over-year change represents timing of strategic purchases and the addition of used equipment business inventory.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $3.7 million during the first nine months of fiscal year 2020. Accounts payable decreased by $2.1 million during the first nine months of fiscal year 2019.

●	Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first nine months of fiscal year 2020, accrued compensation and other liabilities increased by $1.4 million, due primarily to the adoption of the new lease accounting standard. During the first nine months of fiscal year 2019, accrued compensation and other liabilities decreased by $0.1 million, inclusive of $1.1 million of contingent consideration and other accrued holdbacks included as part of the Angel’s acquisition completed during the period.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first nine months of fiscal year 2020, income taxes payable decreased by $0.2 million whereas in the first nine months of fiscal year 2019, income taxes payable increased by $0.6 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities:

During the first nine months of fiscal year 2020, we invested $5.0 million in capital expenditures that was used primarily for technology infrastructure to drive operational excellence, fund organic growth opportunities within both operating segments and to purchase new equipment to expand the number and type of assets available to rent. During the first nine months of fiscal year 2019, we invested $5.5 million in capital expenditures, that was also largely used primarily for assets for our rental business and customer-driven expansion of Service segment capabilities. The purchase of assets from GRS during the first nine months of fiscal year 2020 and NBS during the first nine months of fiscal year 2019 are included in our capital expenditures above. During the first nine months of fiscal year 2020, we used $0.5 million for a business acquisition. During the first nine months of fiscal year 2019, we used $3.6 million for a business acquisition. During the first nine months of fiscal year 2020, we used $0.9 million for holdback payments related to a business acquisition. During the first nine months of fiscal year 2019, we used $0.1 million for a holdback payment related to a business acquisition.

Financing Activities:

During the first nine months of fiscal year 2020, $1.6 million in cash was generated from the issuance of our common stock and we received $0.1 million from our Revolving Credit Facility. In addition, we used $1.4 million for scheduled repayments of our term loan and used $2.8 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock. During the first nine months of fiscal year 2019, we received $2.5 million from the issuance of our term loan, $0.8 million from our Revolving Credit Facility, and $0.2 million in cash was generated from the issuance of common stock. We used $1.6 million for scheduled repayments of our term loan and $0.1 million for the net award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock.

OUTLOOK

Our sales have bounced back in January and early February from the slow, holiday-impacted December 2019 and we believe we remain on track to achieve record results in fiscal 2020. In addition, our acquisition pipeline is healthy and will remain a key element of our strategic growth plan.

We are strategically positioned to capitalize on growth opportunities as we have added significant capacity to our lab network. We ended the third quarter of fiscal year 2020 with a net increase of 37 technicians over the prior-year period, a 12% increase in staffing. Availability of trained technical labor is now a key differentiator and competitive advantage for us.

We are also pleased with our progress in developing a culture centered on technology and increased productivity as imperatives. As we move forward, we expect to continue to improve on this important cultural advancement, and believe we are well-positioned to support double digit Service growth with improved profitability margins going forward.

We expect our income tax rate to range between 17.0% and 18.0% for full fiscal year 2020 down from the previously provided range of 18.0% to 19.0% due to the increased discrete income tax benefits related to certain share-based awards.

We lowered our capital expenditure expectations for fiscal 2020 to a range of $6.8 million to $7.1 million, from the previously provided range of $7.8 to $8.2 million, largely due to the timing of certain projects and less spend required on Service lab replacement assets. Capital investments are primarily focused on technology infrastructure to drive operational excellence and organic growth opportunities within both operating segments, and for rental pool assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant on our variable rate Revolving Credit Facility. As of December 28, 2019, $30.0 million was available under our Revolving Credit Facility, of which $6.6 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. As of December 28, 2019, $13.1 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total (principal and interest) repayments of $0.2 million per month through December 2025.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of December 28, 2019, the one-month LIBOR was 1.8%. Our interest rate for the first nine months of fiscal year 2020 for our Revolving Credit Facility ranged from 3.0% to 3.7%. Interest on outstanding borrowings of the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan. On December 28, 2019, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first nine months of fiscal years 2020 and 2019 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during each of the first nine months of fiscal year 2020 and fiscal year 2019, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in the fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 28, 2019, we had a foreign exchange contract, which matured in January 2020, outstanding in the notional amount of $3.8 million. The foreign exchange contract was renewed in January 2020 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third quarter of fiscal year 2020) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSCAT, INC.

Date: February 5, 2020	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 5, 2020	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)