Form 10-K
period 2020-03-28
TRANSCAT INC
filed 2020-06-08
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-K

(Mark one)
[✓]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 28, 2020

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [✓]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 27, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $170.3 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 27, 2019, as reported on the Nasdaq Global Market.

The number of shares of common stock of the registrant outstanding as of June 3, 2020 was 7,388,881.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 9, 2020 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “may,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the Company’s response to the coronavirus (“COVID-19”) pandemic, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors abilities to provide desired inventory, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Transcat, Inc. (“Transcat”, the “Company,” “we” or “us”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. We are focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include FAA-regulated businesses, including aerospace and defense industrial manufacturing; energy and utilities, including oil and gas and alternative energy; and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

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

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® (“CalTrak®”) and our online customer portal, C3®. Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic on-site services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year ended March 28, 2020 (“fiscal year 2020”), we operated twenty-two calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, and Canada. We also serve our customers on-site at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations that we refer to as “client-based labs,” where we provide calibration services, and in some cases other related services, exclusively for the customer and where we reside and work every day. We also have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

All of our Calibration Service Centers have obtained ISO/IEC 17025:2017 scopes of accreditation. Our accreditations are the cornerstone of our quality program, which we believe is among the best in the industry. Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in life science and other regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service, regardless of which of our service centers completes the service.

Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. Through our website, in-house sales team and printed and digital marketing materials, we offer access to more than 150,000 test, measurement and control instruments, including products from approximately 500 leading brands. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Calibrating before shipping means the customer can place their instruments into service immediately upon receipt, reducing downtime. Other value-added options we offer through our Distribution segment include equipment kitting (which is especially valued in the power generation sector), equipment rentals and used equipment sales.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and provide integrity in our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, our proprietary asset management system, CalTrak®, and our online customer portal, C3®. In our fiscal year ended March 30, 2019 (“fiscal year 2019”) through fiscal year 2020, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York and employ 772 people, including approximately 165 in our corporate headquarters. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777. Our website is www.transcat.com. We trade on the Nasdaq Global Market under the ticker symbol “TRNS”.

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

During fiscal year 2020, we continued to commit capital, people and leadership investments to advance our “Operational Excellence” initiative. These initiatives are resulting in increased productivity and operational efficiency and further differentiation from our competitors as we leverage technology and process improvements to improve our effectiveness and our customers’ experiences. Our Operational Excellence is a multi-year, ever-evolving program that we believe will deliver certain short-term benefits but is focused on the use of technology and process improvements to create an infrastructure to support our strategic goals over a longer timeframe.

Within the Service segment, our strategy is to drive double-digit revenue growth through both organic expansion and acquisitions. We expect to achieve mid-to-high single digit organic revenue growth in this segment. We have adopted an integrated sales model to drive sales and capitalize on the cross-selling opportunities between our two segments, especially leveraging our Distribution relationships to develop new Service relationships. We leverage these relationships with our unique value proposition which resonates strongly with customers who rely on accredited calibration services and/or laboratory instrument services to maintain the integrity of their processes and/or meet the demands of regulated business environments. Our customer base values our superior quality programs and requires precise measurement capability in their processes to minimize risk, waste and defects. We execute this strategy by leveraging our quality programs, metrology expertise, multiple locations, qualified technicians, breadth of capabilities, and on-site and depot service options. Together, this allows us to meet the most rigorous quality demands of our most highly regulated customers while simultaneously being nimble enough to meet their business needs.

We expect to continue to grow our Service business organically by taking market share from other third-party providers and original equipment manufacturers (“OEMs”), as well as by targeting the outsourcing of in-house calibration labs as multi-year client-based lab contracts. We believe an important element in taking market share is our ability to expand into new technical capabilities that are in demand by our current and target customer base.

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

Our Distribution segment strategy is to be the premier distributor and rental source of leading test and measurement equipment while also providing cross-selling opportunities for our Service segment. Through our vendor relationships we have access to more than 150,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat. In addition to offering pre-shipment value-added services, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We continuously evaluate our offerings and add new in-demand vendors and products. In recent years we have expanded the number of SKUs that we stock and the number of SKUs that are sold with pre-shipment calibrations and have increased our focus on digital marketing to capitalize on the ever-growing B2B ecommerce trend. Our equipment rental business continues to grow, and with it used equipment sales. Having new, used and rental equipment further differentiates us from our Service segment competitors.

We see these various methods of meeting our Distribution customers’ needs as a way to differentiate ourselves and to diversify this segment’s customer base from its historically niche market. This differentiation and diversification strategy has been deliberately instituted in recent years as a means to mitigate the effect of price-driven competition and to lessen the impact that any particular industry or market will have on the overall performance of this segment.

As part of our growth strategy, we completed three business acquisitions during our fiscal year 2020 and two acquisitions during our fiscal year 2019:

●	Effective February 21, 2020, we acquired substantially all of the assets of TTE Laboratories, Inc. (“TTE"), a Boston, MA-based provider of pipette equipment and services.
●	Effective July 19, 2019, we acquired Infinite Integral Solutions Inc. (“IIS”). IIS, a Mississauga, Ontario, Canada company, the owner and developer of the CalTree™ suite of software solutions for the automation of calibration procedures and datasheet generation.
●	Effective April 1, 2019, we acquired substantially all of the assets of Gauge Repair Service (“GRS”), a Los Angeles, California-based provider of calibration services.
●	Effective August 31, 2018, we acquired substantially all of the assets of Angel’s Instrumentation, Inc. (“Angel’s”), a Virginia-based provider of calibration services.
●	Effective June 12, 2018, we acquired substantially all of the assets of NBS Calibration, Inc. (“NBS”), an Arizona-based provider of calibration services.

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service capabilities and expertise and leverage our infrastructure. The table below illustrates the strategical drivers for the acquisitions described above:

	Geographic	Increased	Leveraged
	Expansion	Capabilities	Infrastructure
TTE		✓	✓
IIS		✓	✓
GRS		✓	✓
Angel’s	✓	✓
NBS		✓	✓

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

Consolidated Revenue (in millions)

SEGMENTS

Service Segment

Calibration. Calibration is the act of comparing a unit or instrument of unknown value to a standard of known value and reporting the result in some specifically defined form. After the calibration has been completed, a decision is made, based on rigorously defined parameters, regarding what, if anything, should be done to the unit to conform to the required standards or specifications. The decision may be to adjust, optimize or repair a unit; limit the use, range or rating of a unit; scrap the unit; or leave the unit as is. The purpose of calibration is to significantly reduce the risk of product or process failures caused by inaccurate measurements. In addition to its being an element of quality control and risk management, calibration improves an operation’s productivity and efficiency to optimal levels by assuring accurate, reliable instruments and processes.

The need for calibration is often driven by regulation, which identifies a requirement for quality calibration and laboratory instrument services as a critical component of a company’s business operation. We specifically target industries and companies that are regulated by the FDA, FAA or other regulatory bodies. As a result of the various levels of regulation within our target industries, our customers’ calibration and laboratory instrument service sourcing decisions are generally made based on the provider’s quality systems, accreditation, reliability, trust, customer service and documentation of services. To maintain our competitive position in this segment, we maintain internationally recognized third-party accredited quality systems, further detailed in the section entitled “Service Quality” below, and provide our customers with access to proprietary asset management software solutions, which offer tools to manage their internal calibration programs and provide them with visibility to their service records.

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and customer-owned instruments. We perform approximately 500,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 13% to 15% of our Service segment revenue, we believe the management of these items is highly valued by our customers and providing this service has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets.

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

Analytical qualifications and preventative maintenance services are typically based on service agreements for periodic service and tend to generate recurring revenue. Some validation services are based on certain customer processes. While some validation services may not be repeated, we generally develop relationships with these customers that lead to demand for additional unique validation services. Remediation services are based on specific regulatory actions and are generally project-based and required by a customer for a finite period of time. Remediation revenue is not recurring by its nature.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

1)	We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
●	in-house services: services are performed at one of our twenty-two Calibration Service Centers (often accompanied by pick-up and delivery services);
●	periodic on-site services: Transcat technicians travel to a customer’s location, including aboard vessels docked at shipyards, and provide bench-top or in-line calibration or laboratory services on predetermined service cycles;
●	client-based-laboratory services: Transcat establishes and manages a calibration service program within a customer’s facility; and
●	mobile calibration services: services are completed on a customer’s property within one of our mobile calibration units.

2)	For companies that maintain an internal calibration operation, we can provide:
●	calibration of their primary calibration assets, also called “standards”; and
●	overflow capability, either on-site or at one of our Calibration Service Centers, during periods of high demand.

Inclusive with all the above services, we provide total program management including logistics, remediation and consultation services when needed.

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

Additionally, C3® provides our customers with web-based asset management capability and a safe and secure off-site archive of calibration and other service records that can be accessed 24 hours a day through our secure password-protected website. C3® stands for Compliance, Control and Cost, and we see these as the major areas of focus for our clients within the regulatory environment as it relates to instrument calibration. We specifically designed C3® to assist our customers in increasing efficiency, driving compliance to quality system and enhancing control of instrumentation, all while bringing their overall metrology costs down. Understanding the regulated environments that our clients operate within, we customized the platform to allow for single system of record utilization via capabilities that allow clients to track and manage instruments maintained internally in addition to instruments supported by Transcat. C3® is validated to 21 CFR Part 820.75 and 21 CFR Part 11 to meet stringent FDA requirements.

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

In fiscal year 2020, we invested in a software solution for the automation of calibration procedures and datasheet generation. We are in the early testing phases with the rollout for the first limited set of calibration disciplines. In fiscal year 2019, we expanded our range of capabilities by making significant capital and staffing investments in reference-level radio frequency/microwave calibration capabilities. This allowed us to increase business with our prestigious clients in the enterprise computer manufacturing and aerospace defense sectors. In addition, we grew our mobile calibration laboratory fleet and added the ability to carry inventory and sell products while onsite. This was done to strategically target onsite calibration and instrument sales to the wind energy sector. We believe this mobile approach combined with our high-quality significantly improves our differentiation in this space.

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

Service Quality. The accreditation process is the only system currently in existence that validates measurement competence. To ensure that the quality and consistency of our calibrations are consistent with the global metrology network, designed to standardize measurements worldwide, we have sought and achieved international levels of quality and accreditation to provide uniformity across all locations with advanced levels of training for our technical staff. Our Calibration Service Centers are accredited to ISO/IEC 17025:2017 by ANSI-ASQ National Accreditation Board (“ANAB”) and other accrediting bodies. These accrediting bodies are International Laboratory Accreditation Cooperation Mutual Recognition Arrangement (“ILAC MRA”) signatories, are proficient in the technical aspects of the chemistry and physics that underlie metrology, and provide an objective, third-party, internationally accepted evaluation of the quality, consistency, and competency of our calibration processes. Accreditation also requires that all measurement standards used for accredited measurements have a fully documented path, known as Metrological Traceability, through the National Institute of Standards and Technology or the National Research Council (the National Measurement Institutes for the United States and Canada, respectively), or to other national or international standards bodies, or to measurable conditions created in our Calibration Service Centers, or accepted fundamental and/or natural physical constants, ratio type of calibration, or by comparison to consensus standards, all inclusive of measurement uncertainties.

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

To reinforce our belief in the importance of calibration quality, we are leveraging a branding campaign for our Service segment that is centered around three simple words – “Calibrated by Transcat®”. We believe we have established a strong, differentiated brand that has a deep and meaningful association with quality, compliance and control. We want the phrase “Calibrated by Transcat®” to be synonymous with risk reduction and quality compliance.

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

We believe that a customer chooses a distributor based on a number of different criteria, including product availability, price, ease of doing business, timely delivery and accuracy of orders, consistent product quality, technical competence of the representative serving them and availability of value-added services. The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel, and products are typically obtained from one or more distributors as replacements, upgrades, or for expansion of manufacturing and research and development facilities. As a result, sales to Distribution customers are somewhat unpredictable and potentially non-recurring. Our online presence, including our website and e-newsletters; Master Catalog; supplemental mailings and other sales and marketing activities are designed to create interest and maintain a constant presence in front of our customers to ensure we receive the order when they are ready to purchase.

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

In fiscal year 2020, our Distribution segment performed well against our corporate strategy. We grew our core set of customers while focusing on strategic pricing initiatives that drove incremental gross profit. Our focus on higher margin channels such as used equipment and rentals will be a continual focus to bolster profitability in the Distribution segment. This effort is intended to offset competitive pressures in our legacy distribution business.

Distribution Marketing and Sales. We market, create demand and sell to our customers through multiple direct sales channels including our website, digital and print advertising, proactive outbound sales and an inbound call center. Our outbound and inbound sales teams are staffed with technically trained personnel who are available to help guide product selection. Our website serves as a sales channel for our products and services, and provides search capability, detailed product information, in-stock availability, selection guides, demo videos and downloadable product specification sheets. We have made investments in our website to implement the latest marketing technologies which allow us to provide an intuitive customer experience, with simple product comparison and quoting, ease at checkout and automated post-order follow-up. We also operate and maintain several industry-specific service websites, obtained through recent acquisitions. For example, the URL www.pipettes.com was obtained in connection with the acquisition of TTE. TTE focuses on selling pipettes, pipette supplies and related services to its customers. We believe with our digital marketing experience we can expand the web traffic and sales through www.pipettes.com.

We use a multichannel approach to reach our customers and prospective customers including our Master Catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs. Our digital marketing strategy includes ongoing investment in search engine optimization, application-specific digital content, pay-per-click search engine advertising, and product listings on online marketplaces such as Amazon and Google Shopping. We continue to invest in back-end technologies designed to provide a seamless customer experience across all our marketing channels. During fiscal year 2020, we proactively communicated with our customers and prospective customers through direct mail catalogs, email newsletters, vertical email drip campaigns, retargeting ads, educational webinars, and outbound sales calls. Some of the key factors that determine the marketing materials a customer may receive include relevancy of new product introductions, current promotions, purchase history, the customer’s market segment, and the contact’s job function.

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

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high-quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 500 suppliers of brand name and private-labeled equipment. In fiscal year 2020, our top 10 vendors accounted for approximately 73% of our aggregate Distribution business.

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

Distribution Operations. Our Distribution operations primarily take place at our 48,500 square-foot facility in Rochester, New York which includes 17,000 square feet of warehouse space. The Rochester location also serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. We also have two smaller warehouse facilities. Our Wisconsin warehouse fulfills orders for certain large industrial scales and our Fullerton, California warehouse fulfills orders for used equipment and rental equipment. In fiscal year 2020, we shipped approximately 31,000 product orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $4.3 million and $3.9 million as of March 28, 2020 and March 30, 2019, respectively.

CUSTOMER SERVICE AND SUPPORT

Key elements of our customer service approach are our business development sales team, outbound sales team, account management team, inbound sales and customer service organization. To ensure the quality of service provided, we monitor our customer service through customer surveys, call monitoring and daily statistical reports.

Customers may place orders via:
●	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
●	Telephone at 1-800-828-1470;
●	Email at sales@transcat.com;
●	Online at www.transcat.com; or
●	Fax at 1-800-395-0543

INFORMATION REGARDING EXPORT SALES

In fiscal years 2020 and 2019, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2020, approximately 12% were denominated in U.S. dollars and the remaining 88% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

In addition, we own www.transcat.com and www.transcat.ca among other Internet domain names. As with phone numbers, we do not have, and cannot acquire any property rights to an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

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

FISCAL YEAR

We operate on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2020 and 2019 both consisted of 52 weeks. Fiscal year 2021 which ends on March 27, 2021 (“fiscal year 2021”) will also have 52 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

At the end of fiscal year 2020, we had 772 employees, including 50 part-time employees, compared with 685 employees, including 28 part-time employees, at the end of fiscal year 2019.

AVAILABLE INFORMATION

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain a website at www.transcat.com. We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The other information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 35 Vantage Point Drive, Rochester, New York 14624.

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

Our business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic. The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, including mandated closures and orders to “shelter-in-place,” and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it will impact our customers, employees and supply chain. Given the critical nature of the services and products that we provide, our calibration labs, distribution centers and support offices have remained open during the pandemic. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the fourth quarter of fiscal year 2020, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. We may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to supplies, capital, and fundamental support services (such as shipping and transportation). Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material adverse effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The COVID-19 pandemic may significantly disrupt our workforce and internal operations. The COVID-19 pandemic may significantly disrupt our workforce if a significant percentage of our employees are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, fear of acquiring COVID-19 while performing essential business functions, or as a result of recent changes to unemployment insurance where unemployed workers can receive, in the short-term, benefits in excess of what would be offered for working for us. As part of our response to the pandemic, we instituted hazard pay for certain employees that perform essential work at customer sites. While we remain fully operational as an essential business, we cannot guarantee that we will be able to adequately staff our operations when needed, particularly as the COVID-19 pandemic progresses, which may strain our existing personnel, increase costs, and negatively impact our operations. As a result, our internal operations may experience disruptions. The pandemic may create additional challenges in attracting and retaining quality employees in the future. In addition, COVID-19 related-illness could impact members of our board of directors resulting in absenteeism from meetings of the directors or committees of directors, making it more difficult to convene the quorums of the full board of directors or its committees needed to conduct meetings for the management of our affairs. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations.

We have taken certain precautions due to the COVID-19 pandemic that could negatively impact our business. In response to the COVID-19 pandemic, we have taken measures intended to protect the health and well-being of our employees, customers, and communities, which could negatively impact our business. These measures include temporarily requiring all non-essential employees (personnel whose roles allow) to work remotely, restricting work-related travel except for direct onsite service to our customers, restricting non-essential visitors from entering our sites, increasing the frequency and extent of cleaning and disinfecting facilities, workstations, and equipment, developing social distancing plans, and instituting specialized training to ensure the safe handling of our customers’ critical equipment. The health of our workforce, customers and communities is of primary concern and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and others. In addition, our management team has, and will likely continue to, spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce. The extent to which the pandemic and our precautionary measures may impact our business will depend on future developments, which are highly uncertain and cannot be predicted at this time.

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

Within our Distribution segment, we compete with numerous companies, including several major manufacturers and distributors. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors in the product distribution industry could also obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. Industry consolidation among distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, including as a result of the COVID-19 pandemic, or the emergence of new competitors could also increase competition and adversely affect our business or results of operations.

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

Cybersecurity incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition. We rely extensively on information technology (“IT”) systems, some of which are provided by third parties, to support our business activities, including for orders and the storage, processing and transmission of our electronic, business-related, information assets used in or necessary to conduct business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. To mitigate the spread of COVID-19, some of our office personnel transitioned to remote work environments which may exacerbate various cybersecurity risks to our business, including an increased risk of phishing and other social engineering attacks, and an increased risk of unauthorized dissemination of sensitive personal, proprietary or other confidential information. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures known as advanced persistent threats. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data or proprietary information and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, compromised employee, customer, or third-party information, litigation with third parties, regulatory actions, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our business and results of operations. In addition, the laws and regulations governing security of data on IT systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect IT systems and data and complying with new cybersecurity regulations.

If we experience a significant disruption in, or breach in security of, our IT systems, or if we fail to implement new systems and software successfully, our business could be adversely affected. Our IT systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. Our IT systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. In addition, technology resources may be strained due to the increase in the number of remote users in response to the COVID-19 pandemic. If we were to experience a prolonged system disruption in the IT systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

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

We expect that our quarterly results of operations will fluctuate. Such fluctuations could cause our stock price to decline. A large portion of our expenses for our Service segment, including expenses for facilities, equipment and personnel are relatively fixed. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our expenses in any particular quarter. Our quarterly revenues and operating results have fluctuated in the past and are likely to do so in the future. Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to industrial operating cycles. Fluctuations in industrial demand for products we sell and services we provide, including as a result of the COVID-19 pandemic, could cause our revenues and operating results to fluctuate. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price may decline.

If we do not effectively compete in the rental test and measurement equipment market, our operating results may be adversely affected. We compete in the rental market on the basis of a number of factors, including equipment availability, price, service and reliability. Some of our competitors may offer similar equipment for rent at lower prices and may offer more extensive servicing, or financing options. In addition, if the supply of rental equipment available on the market significantly increases, demand for and pricing of our rental products could be adversely impacted lowering our gross margins on rentals. Further, customers’ confronting competing budget priorities and more limited resources as a result of the COVID-19 pandemic could lead to less demand for rental equipment and increased pressure on pricing. Failure to adequately forecast the adoption of and demand for equipment may cause us not to meet our customers’ rental equipment requirements and may adversely affect our operating results.

Our stock price may be volatile. The stock market, from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. Our stock may be affected by market volatility and by our own performance. The following factors, among others, may have a significant effect on the market price of our common stock:

●	The impact of the COVID-19 pandemic on the capital markets;
●	Developments in our relationships with current or future manufacturers of products we distribute;
●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Litigation or governmental proceedings or announcements involving us or our industry;
●	Economic and other external factors, such as disasters or other crises;
●	Sales of our common stock or other securities in the open market;
●	Repurchases of our common stock on the open market or in privately-negotiated transactions;
●	Period-to-period fluctuations in our operating results; and
●	Our ability to satisfy our debt obligations.

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

We may not successfully integrate business acquisitions. We completed three acquisitions during fiscal year 2020 and two acquisitions during fiscal year 2019. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration involves many challenges, including:

●	The difficulty of integrating acquired operations and personnel with our existing operations, which could be exacerbated by the impact of the COVID-19 pandemic;
●	The difficulty of developing and marketing new products and services;
●	The diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
●	Our exposure to unforeseen liabilities of acquired companies; and
●	The loss of key employees of an acquired operation.

In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:

●	Charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
●	Interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
●	Any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current shareholders.

If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing of any future acquisitions could result in shareholder dilution and/or increase our leverage. Business acquisitions are an important part of our growth strategy. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If disruptions from the COVID-19 pandemic and related government measures, economic downturns or other matters of global concern continue for an extensive period of time or recur, our ability to pursue and consummate potential acquisitions could be materially adversely affected. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our holders stock ownership, or we may incur additional debt, which could increase our leverage and our risk of default under our existing credit facility. If we fail to successfully acquire businesses, our growth and results of operations could be adversely affected.

Volatility in the oil and gas industry has had, in the past, and could have in the future, a negative impact on our operating results. A portion of our products and services customer base is directly or indirectly related to the oil and gas industry. As a result, demand for some of our products is dependent on the level of expenditures by the oil and gas industry. Global oil markets have recently experienced significant volatility and dramatic decreases in prices due to decreased demand resulting from, among other things, the COVID-19 pandemic and increased supply resulting from aggressive increases in production of oil by Saudi Arabia and Russia. In addition to the more significant impact on our Distribution segment, an extended downturn in the oil and gas industry or continued volatility in oil and gas prices could impact customers’ demand for some of our services (generally excluding life sciences, our largest industry customer sector), which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We depend on manufacturers to supply inventory to our Distribution segment and if our vendors fail to provide desired products to us, increase prices, or fail to timely deliver products, our revenue and gross profit could suffer. Like other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our Distribution segment sales could suffer considerably. The COVID-19 pandemic has disrupted the supply of products, and we may experience increased difficulties in obtaining products at stable pricing levels. As a result, we may need to restructure or change some of our product lines in the future. We cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. This is of particular significance to our Distribution segment business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our Distribution segment business.

Adverse changes in general economic conditions or uncertainty about future economic conditions, including economic uncertainty from the current pandemic, could adversely affect us. We are subject to the risks arising from adverse changes in general economic market conditions, including the negative impact to the U.S. and global economy from the COVID-19 pandemic. Uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay the purchase of necessary services or test and measurement instruments. Poor economic conditions could harm our business, financial condition, operating results and cash flows.

Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could have a material adverse effect on our business and results of operations. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. In response, some foreign governments’ have proposed or implemented their own tariffs on certain products, increasing our costs of doing business. If we are unable to recover these costs, our profit margins may be negatively impacted. Continued diminished trade relations between the U.S. and other countries, including as a result of the recent COVID-19 pandemic, as well as the continued escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 28, 2020, we owed $30.3 million to our secured creditor, a commercial bank, including $12.6 million borrowed under a $15.0 million term loan to fund acquisitions and provide additional working capital. We amended our credit agreement after the end of fiscal year 2020 to provide us an additional $10.0 million of borrowing capacity. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume of approximately 30,000 shares a day. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

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

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar. During fiscal years 2020 and 2019, less than 10% of our total revenues were denominated in Canadian dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Since the onset of the COVID-19 pandemic in North America, the Canadian dollar has weakened compared to the U.S. dollar. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal years 2020 and 2019, the value of the U.S. dollar relative to one Canadian dollar ranged from 1.30 to 1.45 and from 1.27 to 1.36, respectively.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table presents our leased and owned properties as of March 28, 2020:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	48,500
Calibration Service Center	Los Angeles, CA	12,000
Calibration Service Center	Boston, MA	4,000
Calibration Service Center	Toronto, ON	14,200
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Philadelphia, PA	10,800
Calibration Service Center	Dayton, OH	10,500
Calibration Service Center	Denver, CO	19,400
Calibration Service Center (1)	Houston, TX	10,300
Rental and Used Equipment Distribution Center	Los Angeles, CA	6,200
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,500
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Phoenix, AZ	4,200
Calibration Service Center	Portland, OR	7,000
Calibration Service Center	San Juan, PR	1,600
Calibration Service Center	St. Louis, MO	5,600
Calibration Service Center	Chesapeake, VA	4,600
Calibration Service Center	Hopkinton, MA	6,100
Sales Office	Irvine, CA	1,800
United Scale & Engineering:
Calibration Service Center	Green Bay, WI	3,300
Calibration Service Center and Warehouse	Madison, WI	6,000
Calibration Service Center and Warehouse	Milwaukee WI	16,000
Calibration Service Center	Ft. Wayne, IN	3,600
Calibration Service Center	San Diego, CA	5,500
Spectrum Technologies Inc. (“STI”):
Calibration Service Center and Warehouse	Paxinos, PA	14,500
STI Satellite Service Office	Bakersfield, CA	1,200
STI Satellite Service Office	Toronto, ON	900
STI Satellite Service Office	Birmingham, AL	500
STI Satellite Service Office	Melrose, FL	200
STI Satellite Service Office	Mt. Airy, NC	200
STI Satellite Service Office	LaCrosse, WI	300
STI Satellite Service Office	Omaha, NE	800
Mobile Service Unit and Offices	Pittsburgh, PA	6,300

(1)	The Company has entered into a lease for a new replacement location in Houston, TX that has approximately 22,300 square feet. The Company expects to move during fiscal year 2021.

We believe that our properties are in good condition, are well maintained and are generally suitable and adequate to carry on our business in its current form.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “TRNS”. As of June 3, 2020, we had approximately 453 shareholders of record.

DIVIDENDS

Our credit agreement, as amended, limits our ability to pay cash dividends to $3.0 million in any fiscal year. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table provides selected financial data for fiscal year 2020 and the previous four fiscal years (in thousands, except per share data). We operate on a 52/53 week fiscal year, ending on the last Saturday in March. Our fiscal year 2018 consisted of 53 weeks, while our fiscal years 2020, 2019, 2017 and 2016 each consisted of 52 weeks. Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

	For the Fiscal Years Ended
	March 28,	March 30,	March 31,	March 25,	March 26,
	2020	2019	2018	2017	2016
Statements of Income Data:
Total Revenue	$173,099	$160,898	$155,141	$143,898	$122,166
Total Cost of Revenue	130,621	121,555	117,700	108,928	93,047
Gross Profit	42,478	39,343	37,441	34,970	29,119
Operating Expenses	31,628	29,114	28,415	27,036	22,817
Operating Income	10,850	10,229	9,026	7,934	6,302
Interest and Other Expense, net	1,120	994	1,078	770	295
Income Before Income Taxes	9,730	9,235	7,948	7,164	6,007
Provision for Income Taxes	1,663	2,090	2,026	2,642	1,883
Net Income	$8,067	$7,145	$5,922	$4,522	$4,124

Share Data:
Basic Earnings Per Share	$1.10	$0.99	$0.83	$0.65	$0.60
Basic Average Shares Outstanding	7,331	7,196	7,124	6,994	6,887
Diluted Earnings Per Share	$1.08	$0.95	$0.81	$0.64	$0.58
Diluted Average Shares Outstanding	7,487	7,515	7,303	7,111	7,121
Closing Price Per Share	$25.36	$22.98	$15.65	$12.52	$10.14

	As of or for the Fiscal Years Ended
	March 28,	March 30,	March 31,	March 25,	March 26,
	2020	2019	2018	2017	2016
Balance Sheets and Working Capital Data:
Inventory, net	$14,180	$14,304	$12,651	$10,278	$6,520
Property and Equipment, net	20,833	19,653	17,091	15,568	12,313
Goodwill and Intangible Assets, net	49,517	39,778	38,245	40,039	37,323
Total Assets	128,122	105,230	96,822	92,097	76,707
Depreciation and Amortization	6,659	6,361	5,991	6,184	3,946
Capital Expenditures	6,579	6,998	5,882	5,250	4,101
Debt	30,344	21,002	22,850	27,312	19,073
Shareholders' Equity	67,087	59,630	51,348	43,401	38,911

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2020 with its 44th consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as acquisitions over those 44 quarters. The business acquisitions that we made have been heavily focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies. Our total Service revenue growth was 10.7% for fiscal year 2020 compared to fiscal year 2019. The Service segment gross margin increased by 40 basis points. Service gross profit and gross margin were positively impacted by productivity improvements from various initiatives including more robust data analytics and improved onboarding, training and retention of our service technicians. In fiscal year 2020, we invested in a software solution for the automation of calibration procedures and datasheet generation. This investment is expected to further enhance our operational efficiency efforts and allow us to build out a commercialized platform capable of facilitating calibration automation for various disciplines. We are in the early testing phases with the rollout for the first limited set of calibration disciplines. Following that, we plan to develop automation opportunities for additional disciplines.

In our Distribution segment, we sell and offer for rent, professional grade handheld test and measurement instruments. Because we specialize in professional grade handheld test and measurement instruments, as opposed to a wide array of industrial products, our sales and customer service personnel can provide value-added technical assistance to our customers to aid them in determining what product best meets their particular application requirements. We have expertise in the procurement and sale of used equipment, furthering our ability to add value for our customers. We also have a higher-end electronic test and measurement equipment rental business that augments our organically grown test and measurement equipment rental business. Through our website and sales teams, customers can place orders for test and measurement instruments and can elect to have their purchased instruments calibrated and certified by our Calibration Service Centers before shipment as well as on regular post-purchase intervals. Pre-shipment calibration and certification allows our customers to place newly purchased instruments into service immediately upon receipt.

Sales in our Distribution segment are generally not consumable items but are instruments purchased as replacements, upgrades or for expansion of manufacturing or research and development facilities. As such, this segment can be heavily impacted by changes in the economic environment. As customers increase or decrease capital and discretionary spending, our Distribution sales will typically be directly impacted. In fiscal year 2020, Distribution sales increased by 4.2%. These results were driven by increased demand and revenue in all channels, especially in the alternative energy sector, used equipment and rental revenue. In fiscal year 2019, the Distribution sales decrease reflected lower sales to non-core, lower-margin resellers and sales to Canada. This was offset by increased higher-margin rental revenue. Overall, the Distribution segment gross margin in fiscal year 2020 decreased by 20 basis points. The decrease in gross margin was driven by the pricing and mix of products sold. Initiatives implemented within this segment include adding new in-demand vendors and product lines, expanding the number of SKUs that we offer with and without pre-shipment calibration and offering equipment rental and used equipment options. Management believes this diversification strategy will mitigate the impact that any particular industry or sector will have on the overall performance of this segment as well as help to further differentiate us from our competitors going forward.

Financial Overview. In evaluating our results for fiscal year 2020, investors should consider that we operate on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal years 2020 and 2019 both consisted of 52 weeks.

Total revenue for fiscal year 2020 was $173.1 million. This represented an increase of $12.2 million or 7.6% versus total revenue of $160.9 million for fiscal year 2019. This year-over-year growth includes a combination of organic and acquisition-related revenue growth.

Service revenue was $93.0 million in fiscal year 2020, an increase of 10.7%. Service revenue now accounts for 53.7% of our total revenue. Of our Service revenue in fiscal year 2020, 83.5% was generated by our Calibration Service Centers while 14.9% was generated through subcontracted third-party vendors, compared with 83.6% and 14.9%, respectively, in fiscal year 2019. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales increased 4.2% to $80.1 million in fiscal year 2020. Distribution sales account for 46.3% of our total revenue. Sales to domestic customers comprised 92.1% of total Distribution sales in fiscal year 2020, while 6.3% were to Canadian customers and 1.6% were to customers in other international markets.

Total gross profit was $42.5 million in fiscal year 2020 compared to $39.3 million in fiscal year 2019, an increase of $3.1 million or 8.0%. Total gross margin was 24.5%, consistent with gross margin in fiscal year 2019. Service gross margin was 25.3% in fiscal year 2020 compared with 24.9% in fiscal year 2019. Distribution gross margin was 23.7% in fiscal year 2020 compared with 23.9% in fiscal year 2019.

Operating expenses were $31.6 million, or 18.3% of total revenue, in fiscal year 2020 compared with $29.1 million, or 18.1% of total revenue, in fiscal year 2019. Operating income was $10.9 million, or 6.3% of total revenue, in fiscal year 2020 compared with $10.2 million, or 6.4% of total revenue, in fiscal year 2019.

Net income for fiscal year 2020 was $8.1 million compared with $7.1 million in fiscal year 2019, a $1.0 million improvement. Diluted earnings per share for fiscal year 2020 was $1.08 compared with $0.95 for fiscal year 2019, a $0.13 per diluted share improvement.

COVID-19 Impact. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a global pandemic, which continues to spread throughout the United States. The COVID-19 pandemic has had a negative impact on our fiscal year 2020 operations and financial results to date, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. We have taken steps to help mitigate the current impact, as well as the continued uncertainty regarding the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position and cash flows.

●	Currently, our network of labs, distribution center and support facilities remain fully operational. We do not anticipate disruptions to the Distribution supply chain in the short-term and are working with partners to minimize any potential delays.
●	We have established a cross-functional COVID-19 task force, which meets regularly, to standardize continuity plans and daily practices across the 42 Calibration Service Centers and client-based labs and our distribution/rental operations for responding to the rapidly changing issues around this global pandemic. Actions instituted include:
●Adhering to guidelines and recommendations of the Centers for Disease Control and Prevention and World Health Organization to reduce the spread of COVID-19;
●Established a pandemic protocol across the organization to ensure continuous service to customers and mitigate risk;

●Suspended all work-related travel except for direct onsite service to customers. When performing necessary onsite service for customers, we are following recommended protocols including self-assessments and travel disclosures and asking the same from our customers;
●Required personnel whose roles allow to work remotely from home in order to adhere to the social distancing recommendations issued by global health officials;
●Aligning variable costs with demand, a freeze on hiring and wages, with the exception of technology personnel, and tightly controlling discretionary spending;
●Reducing the CEO’s salary and Board of Director cash retainer fees by 20% and reducing other executive team members salaries by 10%;
●Leveraging government work programs and tax deferrals and extensions; and
●Amending our revolving credit facility to provide for, among other things, $10.0 million in additional borrowing capacity and financial covenant modifications.

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

The following items in our Consolidated Financial Statements require significant estimation or judgment:

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

Inventory. Inventory consists of products purchased for resale and is valued at the lower of cost or net realizable value. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience and current demand, to specific categories of our inventory. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences or increasing competition. We believe these risks are largely mitigated because our inventory typically turns several times per year. We evaluate the adequacy of the reserve on a quarterly basis.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 28, 2020, we had $41.5 million of recorded goodwill.

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

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the results of our reviews, we have determined that no impairment was indicated as of each of the fiscal years ended March 28, 2020 and March 30, 2019.

Income Taxes. We record deferred income taxes for the effects of timing differences between financial and tax reporting. These differences relate primarily to accrued expenses, bad debt reserves, inventory reserves, operating leases, goodwill and intangible assets, depreciation and amortization and stock based compensation. We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction, various states and Canada. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. We maintain reserves for such assessments.

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

Stock-Based Compensation. We measure the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. We record compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. In accordance with Accounting Standards Updates (“ASU”) 2016-09, excess tax benefits for share-based award activity are reflected in the Consolidated Statement of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not capitalize any stock-based compensation costs as part of an asset. We estimate forfeiture rates based on our historical experience.

We grant timed-based and performance-based restricted stock units as a component of executive and key employee compensation. These restricted stock units are either time vested or vest following the third fiscal year from the date of grant and some of these grants are subject to cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for these restricted stock units will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions.

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

Recently Issued Accounting Pronouncements. In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) to determine the potential impact they may have on our consolidated financial statements. For a discussion of the newly issued accounting pronouncements see “Recently Issued Accounting Pronouncements” under Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this report.

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2020 and 2019, the components of our Consolidated Statements of Income.

	FY 2020	FY 2019
As a Percentage of Total Revenue:
Service Revenue	53.7%	52.2%
Distribution Sales	46.3%	47.8%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	25.3%	24.9%
Distribution Gross Profit	23.7%	23.9%
Total Gross Profit	24.5%	24.5%

Selling, Marketing and Warehouse Expenses	10.4%	10.5%
General and Administrative Expenses	7.9%	7.6%
Total Operating Expenses	18.3%	18.1%

Operating Income	6.3%	6.4%

Interest and Other Expenses, net	0.7%	0.7%

Income Before Provision for Income Taxes	5.6%	5.7%
Provision for Income Taxes	0.9%	1.3%
Net Income	4.7%	4.4%

FISCAL YEAR ENDED MARCH 28, 2020 COMPARED TO FISCAL YEAR ENDED MARCH 30, 2019 (dollars in thousands):

Revenue:

	For the Fiscal Years Ended
	March 28, 2020	March 30, 2019	Change
			$	%
Revenue:
Service	$93,003	$84,041	$8,962	10.7%
Distribution	80,096	76,857	3,239	4.2%
Total	$173,099	$160,898	$12,201	7.6%

Total revenue was $173.1 million in fiscal year 2020 compared to $160.9 million in fiscal year 2019, an increase of $12.2 million or 7.6%.

Service revenue, which accounted for 53.7% and 52.2% of our total revenue in fiscal years 2020 and 2019, respectively, increased $9.0 million, or 10.7% from fiscal year 2019 to fiscal year 2020. This year-over-year growth includes a combination of organic and acquisition-related revenue growth. The Service segment organic growth was 8.4% in fiscal year 2020. Higher revenue was the result of new business from the highly-regulated life sciences market, including higher revenue from client-based labs and growth in other regulated sectors such as aerospace and defense. Fiscal year 2020 revenue includes revenue from TTE acquired in late February 2020.

Our fiscal years 2020 and 2019 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2020				FY 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	2.9%	7.8%	18.1%	15.9%	10.8%	9.2%	9.1%	4.6%

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The growth in fiscal year 2020 and fiscal year 2019 reflected both organic growth and acquisitions. The growth in Service segment revenue during the fourth quarter of fiscal year 2020 includes revenue from the TTE acquisition. The trailing twelve-month Service segment revenue growth for the third quarter of fiscal year 2019 includes the Angel’s acquisition in fiscal year 2019.

The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2020 and 2019 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2020				FY 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$93,003	$92,309	$90,714	$87,114	$84,041	$81,674	$79,951	$78,288
Service Revenue Growth	10.7%	13.0%	13.5%	11.3%	8.5%	8.9%	8.5%	8.1%

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

	FY 2020				FY 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
In-House	84.9%	82.9%	82.9%	83.3%	82.7%	83.3%	84.0%	84.4%
Outsourced	13.5%	15.6%	15.6%	15.1%	15.8%	15.1%	14.4%	14.0%
Freight Billed to Customers	1.6%	1.5%	1.5%	1.6%	1.5%	1.6%	1.6%	1.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 46.3% and 47.8% of our total revenue in fiscal years 2020 and 2019, respectively. Distribution sales increased $3.2 million, or 4.2% compared to fiscal year 2019. This increase in sales was driven by increased demand and revenue in all channels, especially in the alternative energy sector, used equipment and rental sales. The increase in fiscal year 2020 versus fiscal year 2019 and the change in fiscal year 2019 versus fiscal year 2018 reflected both organic and acquisition revenue. Our fiscal years 2020 and 2019 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2020				FY 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	2.9%	3.5%	(3.8%)	15.4%	(1.6%)	(6.2%)	7.3%	(2.6%)

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments increased $0.5 million, or 12.5%, at the end of fiscal year 2020 compared to the end of fiscal year 2019. Backorders at the end of fiscal year 2020 were $2.9 million, consistent with the backorders at the end of fiscal year 2019. The year-over-year increases in pending product shipments and consistency with backorders can be attributed to the timing of sales activity during the respective quarter. The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2020 and 2019 and our historical trend of total pending product shipments:

	FY 2020				FY 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$4,330	$3,743	$4,205	$4,115	$3,850	$3,658	$3,734	$3,486
% of Pending Product Shipments that were Backorders	66.5%	77.6%	71.7%	77.2%	74.8%	71.6%	66.7%	70.2%

Gross Profit:

	For the Fiscal Years Ended
	March 28,	March 30,	Change
	2020	2019	$	%
Gross Profit:
Service	$23,486	$20,945	$2,541	12.1%
Distribution	18,992	18,398	594	3.2%
Total	$42,478	$39,343	$3,135	8.0%

Total gross profit in fiscal year 2020 was $42.5 million compared to $39.3 million in fiscal year 2019, an increase of $3.1 million or 8.0%. As a percentage of total revenue, total gross margin was 24.5% in both fiscal years 2020 and 2019.

Service gross profit increased $2.5 million, or 12.1%, from fiscal year 2019 to fiscal year 2020. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. The mix of services provided to customers may also affect gross margins in any given period. Annual Service gross margin increased by 40 basis points from fiscal year 2019 to fiscal year 2020. This gross margin in fiscal year 2020 was positively impacted by our various technology and productivity initiatives, and improved margins in client-based lab contracts initiated in prior years. The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2020				FY 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	28.9%	22.0%	25.6%	24.0%	27.7%	21.9%	24.2%	25.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2020				FY 2019
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	23.2%	24.0%	24.3%	23.4%	23.9%	24.8%	22.8%	24.2%

Annual Distribution segment gross margin decreased 20 basis points in fiscal year 2020 compared to fiscal year 2019. The decrease in gross margin was driven by the pricing and mix of products sold.

Operating Expenses:

	For the Fiscal Years Ended
	March 28,	March 30,	Change
	2020	2019	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$17,985	$16,956	$1 ,029	6.1%
General and Administrative	13,643	$12,158	1,485	12.2%
Total	$31,628	$29,114	$2,514	8.6%

Total operating expenses were $31.6 million in fiscal year 2020 compared to $29.1 million in fiscal year 2019. This represented an increase of $2.5 million, or 8.6%, from fiscal year 2019 to fiscal year 2020. As a percentage of total revenue, operating expenses increased 20 basis points from 18.1% in fiscal year 2019 to 18.3% in fiscal year 2020. Selling, marketing and warehouse expenses increases were due to commissions and incentives as a result of increased selling activities to support our revenue growth. The year-over-year increase in General and Administrative expenses was primarily due to our continued investment in technology and process infrastructure improvements and Operational Excellence initiatives.

Provision for Income Taxes:

	For the Fiscal Years Ended
	March 28,	March 30,	Change
	2020	2019	$	%
Provision for Income Taxes	$1,663	$2,090	$(427)	(20.4%)

Our effective tax rates for fiscal years 2020 and 2019 were 17.1% and 22.6%, respectively. The reduction in tax rate is due to the increased discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in fiscal years 2020 and 2019 were $0.9 million and $0.1 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

Net Income:

	For the Fiscal Years Ended		Change
	March 28,	March 30,
	2020	2019	$	%
Net Income	$8,067	$7,145	$922	12.9%

Net income for fiscal year 2020 showed a $0.9 million or 12.9% improvement when compared to fiscal year 2019. As a percentage of revenue, net income was 4.7% in fiscal year 2020, up from 4.4% in fiscal year 2019. This year-over-year change reflects higher operating income and a lower effective tax rate.

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

	For the Fiscal Years Ended
	March 28,	March 30,
	2020	2019
Net Income	$8,067	$7,145
+ Interest Expense	934	903
+ Other Expense / (Income)	186	91
+ Tax Provision	1,663	2,090
Operating Income	10,850	10,229
+ Depreciation & Amortization	6,658	6,361
+ Other (Expense) / Income	15	(91)
+ Noncash Stock Compensation	884	1,327
Adjusted EBITDA	$18,407	$17,826

During fiscal year 2020, Adjusted EBITDA was $18.4 million, an increase of $0.6 million or 3.3% compared to fiscal year 2019. As a percentage of revenue, Adjusted EBITDA was 10.6% during fiscal year 2020 versus 11.1% during fiscal year 2019, a 50 basis point decrease. The increase in Adjusted EBITDA during fiscal year 2020 is primarily driven by the increase in net income, offset by a decrease in provision for income taxes and noncash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations and borrowings from our Revolving Credit Facility (as defined below).

Because of the COVID-19 pandemic, there is significant uncertainty surrounding the potential impact on our results of operations and cash flows. We are proactively taking steps to increase available cash on hand including, but not limited to, targeted reductions in discretionary operating expenses and capital expenditures, and utilizing funds available under our Revolving Credit Facility. We may pursue additional sources of financing to improve liquidity. However, the disruption of the capital markets caused by the COVID-19 outbreak could make any financing more challenging and there can be no assurance that we will be able to obtain such additional financing on commercially reasonable terms or at all.

On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of March 28, 2020, $30.0 million was available under the Revolving Credit Facility, of which $17.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. Subsequent to fiscal year 2020, we amended our Revolving Credit Facility to provide for, among other things, $10.0 million in additional borrowing capacity and financial covenant modifications. See “Note 11 - Subsequent Event” in the financial notes to this report for additional information.

On December 10, 2018, we entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million, which replaced the previous term loan. As of March 28, 2020, $12.6 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During fiscal year 2020, $13.8 million was used for business acquisitions, including holdback payments. During fiscal year 2019, $3.9 million was used for business acquisitions, including holdback payments.

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

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during fiscal years 2020 and 2019. Our leverage ratio, as defined in the Credit Agreement, was 1.53 at March 28, 2020, compared with 1.12 at March 30, 2019.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Fiscal Years Ended
	March 28,	March 30,
	2020	2019
Cash Provided by (Used in):
Operating Activities	$11,561	$12,561
Investing Activities	$(20,242)	$(10,904)
Financing Activities	$8,247	$(1,708)

Operating Activities: Net cash provided by operating activities was $11.6 million during fiscal year 2020 compared to $12.6 million during fiscal year 2019 primarily due to changes in net working capital (defined as current assets less current liabilities). The significant changes in net working capital were:

●	Cash: Cash decreased by $0.3 million during fiscal year 2020. The decrease was primarily due to the timing of payments towards our long-term debt.

●	Receivables: Accounts receivable increased by a net amount of $3.5 million during fiscal year 2020, including $0.8 million of accounts receivable acquired as part of the TTE acquisition completed within the period. Accounts receivable increased by a net amount of $2.8 million during fiscal year 2019, including $0.6 million of accounts receivable acquired from the Angel’s acquisition completed within the period. The year-over-year change reflects the increases in our revenues plus the timing of collections. The following table illustrates our days sales outstanding as of March 28, 2020 and March 30, 2019:

	For the Fiscal Years Ended
	March 28,	March 30,
	2020	2019
Net Sales, for the last two fiscal months	$34,241	$33,283
Accounts Receivable, net	$30,952	$27,469
Days Sales Outstanding	54	50

●	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $0.1 million during fiscal year 2020, including $0.1 million of inventory acquired from the TTE acquisition completed within the period. Our inventory balance increased $1.7 million during fiscal year 2019, including $0.2 million of inventory acquired as part of the assets acquired from the Angel’s acquisition completed within the period. The year-over-year change represents the timing of strategic purchases in fiscal year 2020.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased by $2.6 million during fiscal year 2020 and $1.0 million during fiscal year 2019, largely due to the timing of inventory purchases and other payments in the respective periods.

●	Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and the timing of payments to employees. During fiscal year 2020, accrued compensation and other liabilities increased by $1.5 million, due primarily to the adoption of the new lease accounting standard. During fiscal year 2019, accrued compensation and other liabilities increased by $0.2 million, including $1.1 million of contingent consideration and other accrued holdbacks included as part of the Angel’s acquisition completed within the period.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2020, income taxes payable decreased by $0.1 million while during fiscal year 2019, the income taxes payable balance was flat. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2020, we invested $6.6 million in capital expenditures that was used primarily for technology infrastructure to drive operational excellence, fund organic growth opportunities within both operating segments and to purchase new equipment to expand the number and type of assets available to rent. During fiscal year 2019, we invested $7.0 million in capital expenditures, that was also largely used primarily for assets for our rental business and customer-driven expansion of Service segment capabilities. The purchase of assets from GRS during fiscal year 2020 and NBS during fiscal year 2019 are included in our capital expenditures above.

During fiscal year 2020, we used $13.0 million for business acquisitions. During fiscal year 2019, we used $3.6 million for a business acquisition. During fiscal year 2020, we used $0.9 million for holdback payments related to a business acquisition. During fiscal year 2019, we used $0.3 million for holdback payments related to a business acquisition.

Financing Activities: During fiscal year 2020, we received $11.2 million from our Revolving Credit Facility and $1.7 million in cash was generated from the issuance of our common stock. We used $1.9 million for scheduled repayments of our term loan and used $2.8 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock.

During fiscal year 2019, we received $2.5 million from the issuance of our term loan and $0.3 million in cash was generated from the issuance of common stock. We used $2.3 million to repay our Revolving Credit Facility, $2.1 million for scheduled repayments of our term loan and $0.1 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock.

Contractual Obligations and Commercial Commitments: The table below contains aggregated information about future payments related to contractual obligations and commercial commitments such as debt and lease agreements as of March 28, 2020 (in millions):

	Payments Due By Period
	Less Than	1-3	4-5	More Than
	1 Year	Years	Years	5 Years	Total
Revolving Line of Credit (1)	$-	$17.7	$-	$-	$17.7
Term Loan	2.0	4.2	4.6	1.8	12.6
Operating Leases	3.2	4.9	3.1	4.1	15.3
Total Contractual Cash
Obligations	$5.2	$26.8	$7.7	$5.9	$45.6

(1)	Due to the uncertainty of forecasting expected variable rate interest payments, this amount excludes the interest portion of our debt obligation.

OUTLOOK

We believe our focus on highly-regulated and critical industries, especially within life sciences, will continue to provide a degree of resilience as we navigate this unprecedented environment. We are proud to service ventilator and test kit manufacturers as well as pharmaceutical companies conducting research and development on a COVID-19 vaccine. We have seen certain Service customers delaying some project decisions, but Service pipelines are robust and general discussions seem to be productive and which we believe indicates forward-moving momentum. However, the Distribution segment sales will reflect economic conditions, despite the upside we expect to be provided by rentals and used equipment sales.

While the duration and ultimate severity of this pandemic is unknown, we have run various scenarios and at this date believe our first quarter ending June 27, 2020 of the fiscal year ending March 27, 2021 (“fiscal year 2021”) will be the low point of fiscal year 2021 based on the evolving COVID-19 containment and economic recovery programs being implemented by federal and state authorities. We expect to be in range of breaking even on a consolidated operating income basis for the first quarter of fiscal year 2021, which would result in positive Adjusted EBITDA results. Under our analyses, we expect to generate cash even as we continue to invest in our long-term growth initiatives. If the environment were to worsen, we are prepared to take additional actions. In fact, as things improve, we believe our scale will work in our favor to capitalize on growth opportunities, both organic and acquisitions.

We expect to receive certain federal, state and Canadian tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2021. As such, we expect our effective tax rate in fiscal year 2021 to be between 24.0% and 25.0%.

The Company anticipates total capital expenditures to be approximately $5.0 million to $5.5 million in fiscal year 2021, with the majority of the capital expenditures planned for technology infrastructure to drive operational excellence and organic growth opportunities within both operating segments, and for rental pool assets. Maintenance and existing asset replacements in fiscal year 2021 are expected to be consistent with fiscal year 2020 at approximately $1.0 million to $1.5 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant on our variable rate Revolving Credit Facility. As of March 28, 2020, $30.0 million was available under our Revolving Credit Facility, of which $17.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. As of March 28, 2020, $12.6 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total principal and interest repayments of $0.2 million per month through December 2025. Subsequent to fiscal year 2020, we amended our Revolving Credit Facility to provide for, among other things, $10.0 million in additional borrowing capacity and certain financial covenant modifications. See “Note 11 - Subsequent Event” in the financial notes to this report for additional information.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. As of March 28, 2020, the one-month LIBOR was 1.0%. Our interest rate during fiscal year 2020 for our Revolving Credit Facility ranged from 1.8% to 3.7%. Interest on outstanding borrowings of the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan. On March 28, 2020, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 92% of our total revenues for fiscal years 2020 and 2019 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%. Since the onset of the COVID-19 pandemic in North America, the Canadian dollar has weakened compared to the U.S. dollar. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate, including in response to the COVID-19 pandemic.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net loss of loss of less than $0.1 million in fiscal year 2020 and a net gain of less than $0.2 million in fiscal year 2019, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 28, 2020, we had a foreign exchange contract, which matured in April 2020, outstanding in the notional amount of $4.0 million. The foreign exchange contract was renewed in April 2020 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 28, 2020.

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
Rochester, New York

To the Shareholders and the Board of Directors of Transcat, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (the "Company") as of March 28, 2020 and March 30, 2019, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years ended March 28, 2020 and March 30, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 28, 2020 and March 30, 2019, and the results of its operations and its cash flows for each of the years ended March 28, 2020 and March 30, 2019 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 28, 2020, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Rochester, New York
June 8, 2020

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 28,	March 30,
	2020	2019
Service Revenue	$93,003	$84,041
Distribution Sales	80,096	76,857
Total Revenue	173,099	160,898

Cost of Services Sold	69,517	63,096
Cost of Distribution Sales	61,104	58,459
Total Cost of Revenue	130,621	121,555

Gross Profit	42,478	39,343

Selling, Marketing and Warehouse Expenses	17,985	16,956
General and Administrative Expenses	13,643	12,158
Total Operating Expenses	31,628	29,114

Operating Income	10,850	10,229

Interest and Other Expenses, net	1,120	994

Income Before Provision for Income Taxes	9,730	9,235
Provision for Income Taxes	1,663	2,090

Net Income	$8,067	$7,145

Basic Earnings Per Share	$1.10	$0.99
Average Shares Outstanding	7,331	7,196

Diluted Earnings Per Share	$1.08	$0.95
Average Shares Outstanding	7,487	7,515

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	For the Fiscal Years Ended
	March 28,	March 30,
	2020	2019
Net Income	$8,067	$7,145

Other Comprehensive Loss:
Currency Translation Adjustment	(277)	(181)

Other, net of tax effects of $42 and $51 for the years ended March 28, 2020 and March 30, 2019, respectively.	(122)	(149)
Total Other Comprehensive Loss	(399)	(330)

Comprehensive Income	$7,668	$6,815

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share and Per Share Amounts)

	March 28,	March 30,
	2020	2019
ASSETS
Current Assets:
Cash	$499	$788
Accounts Receivable, less allowance for doubtful accounts of $480 and $338 as of March 28, 2020 and March 30, 2019, respectively	30,952	27,469
Other Receivables	1,132	1,116
Inventory, net	14,180	14,304
Prepaid Expenses and Other Current Assets	1,697	1,329
Total Current Assets	48,460	45,006
Property and Equipment, net	20,833	19,653
Goodwill	41,540	34,545
Intangible Assets, net	7,977	5,233
Right to Use Assets, net	8,593	-
Other Assets	719	793
Total Assets	$128,122	$105,230

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,947	$14,572
Accrued Compensation and Other Current Liabilities	6,907	5,450
Income Taxes Payable	86	228
Current Portion of Long-Term Debt	1,982	1,899
Total Current Liabilities	20,922	22,149
Long-Term Debt	28,362	19,103
Deferred Tax Liabilities, net	3,025	2,450
Lease Liabilities	6,832	-
Other Liabilities	1,894	1,898
Total Liabilities	61,035	45,600

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,381,180 and 7,210,882 shares issued and outstanding as of March 28, 2020 and March 30, 2019, respectively	3,691	3,605
Capital in Excess of Par Value	17,929	16,467
Accumulated Other Comprehensive Loss	(1,010)	(611)
Retained Earnings	46,477	40,169
Total Shareholders' Equity	67,087	59,630
Total Liabilities and Shareholders' Equity	$128,122	$105,230

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Fiscal Years Ended
	March 28,	March 30,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$8,067	$7,145
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss on Disposal of Property and Equipment	460	8
Deferred Income Taxes	575	741
Depreciation and Amortization	6,659	6,361
Provision for Accounts Receivable and Inventory Reserves	371	297
Stock-Based Compensation Expense	884	1,327
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(3,303)	(2,385)
Inventory	875	(1,100)
Prepaid Expenses and Other Assets	(467)	(39)
Accounts Payable	(2,767)	963
Accrued Compensation and Other Liabilities	307	(804)
Income Taxes Payable	(100)	47
Net Cash Provided by Operating Activities	11,561	12,561

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(6,579)	(6,998)
Proceeds from Sale of Property and Equipment	184	16
Business Acquisitions, net of cash acquired	(12,983)	(3,614)
Payment of Contingent Consideration and Holdbacks Related to Business Acquisitions	(864)	(308)
Net Cash Used in Investing Activities	(20,242)	(10,904)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	11,241	(2,261)
Proceeds from Term Loan	-	2,500
Repayments of Term Loan	(1,899)	(2,087)
Issuance of Common Stock	1,727	285
Repurchase of Common Stock	(2,822)	(145)
Net Cash Provided by (Used In) Financing Activities	8,247	(1,708)

Effect of Exchange Rate Changes on Cash	145	262

Net (Decrease) Increase in Cash	(289)	211
Cash at Beginning of Fiscal Year	788	577
Cash at End of Fiscal Year	$499	$788

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$938	$906
Income Taxes	$1,371	$1,298
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Payment of Contingent Consideration and Holdback Amounts Related to Business Acquisition	$864	$308

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 31, 2018	7,155	$3,578	$14,965	$(281)	$33,086	$51,348
Issuance of Common Stock	15	7	278	-	-	285
Repurchase of Common Stock	(8)	(4)	(79)	-	(62)	(145)
Stock-Based Compensation	49	24	1,303	-	-	1,327
Other Comprehensive Income	-	-	-	(330)	-	(330)
Net Income	-	-	-	-	7,145	7,145
Balance as of March 30, 2019	7,211	3,605	16,467	(611)	40,169	59,630
Issuance of Common Stock	168	85	1,642	-	-	1,727
Repurchase of Common Stock	(118)	(59)	(1,004)	-	(1,759)	(2,822)
Stock-Based Compensation	120	60	824	-	-	884
Other Comprehensive Loss	-	-	-	(399)	-	(399)
Net Income	-	-	-	-	8,067	8,067
Balance as of March 28, 2020	7,381	$3,691	$17,929	$(1,010)	$46,477	$67,087

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

Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC and Anmar Metrology, Inc. (which merged with and into the Company on March 28, 2020). All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year: Transcat operates on a 52/53 week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 28, 2020 (“fiscal year 2020”) and March 30, 2019 (“fiscal year 2019”) both consisted of 52 weeks.

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

Inventory: Inventory consists of products purchased for resale and is valued at the lower of cost or net realizable value. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. The Company had reserves for inventory losses totaling $0.5 million at March 28, 2020 and $0.4 million at March 30, 2019.

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

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform the goodwill impairment process. The Company determined that no impairment was indicated as of March 28, 2020 and March 30, 2019.

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 31, 2018	$9,759	$22,981	$32,740	$487	$5,018	$5,505
Additions (see Note 9)	-	2,012	2,012	-	1,650	1,650
Amortization	-	-	-	(177)	(1,713)	(1,890)
Currency Translation
Adjustment	-	(207)	(207)	-	(32)	(32)
Net Book Value as of March 30, 2019	9,759	24,786	34,545	310	4,923	5,233
Additions (see Note 9)	1,695	5,580	7,275	1,133	3,397	4,530
Amortization	-	-	-	(146)	(1,619)	(1,765)
Currency Translation
Adjustment	-	(280)	(280)	-	(21)	(21)
Net Book Value as of March 28, 2020	$11,454	$30,086	$41,540	$1,297	$6,680	$7,977

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 10 years. Amortization expense relating to intangible assets is expected to be $2.4 million in fiscal year 2021, $1.7 million in fiscal year 2022, $1.3 million in fiscal year 2023, $0.9 million in fiscal year 2024 and $0.7 million in fiscal year 2025.

Catalog Costs: Transcat capitalizes the cost of each Master Catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million as of March 28, 2020 and March 30, 2019.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At March 28, 2020 and March 30, 2019, investment assets totaled $0.4 million and $0.5 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2020 and 2019, the Company recorded non-cash stock-based compensation cost in the amount of $0.9 million and $1.3 million, respectively, in the Consolidated Statements of Income.

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

Revenue recognized from prior period performance obligations for fiscal year 2020 was immaterial. As of March 28, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of March 28, 2020 and March 30, 2019 were immaterial. Payment terms are generally 30 to 45 days. See Note 7 for disaggregated revenue information.

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $1.6 million and $1.3 million in fiscal years 2020 and 2019, respectively, as a reduction of cost of distribution sales.

Cooperative Advertising Income:
The Company participates in co-op advertising programs with certain of its vendors. The Company records cash consideration received from these vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $1.4 million and $1.6 million in fiscal years 2020 and 2019, respectively, in connection with these programs.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in selling, marketing and warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $1.2 million and $1.4 million in fiscal years 2020 and 2019, respectively.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $2.6 million in each of fiscal years 2020 and 2019, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were approximately $0.9 million and $1.0 million in fiscal years 2020 and 2019, respectively.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was less than $0.1 million in each of the fiscal years 2020 and 2019. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net loss of less than $0.1 million in fiscal year 2020 and a net gain of $0.2 million in fiscal year 2019, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 28, 2020, the Company had a foreign exchange contract, which matured in April 2020, outstanding in the notional amount of $4.0 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

The Company determines the expense and obligations for its post-retirement plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, and certain other factors. The Company determines the fair value of plan assets and benefit obligations as of the end of each fiscal year. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive loss in shareholders’ equity and is recognized into the plans’ expense over time. See Note 5 for further discussion on the company’s post retirement plan.

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

At March 28, 2020, accumulated other comprehensive loss consisted of cumulative currency translation losses of $0.6 million, unrecognized prior service costs, net of tax, of $0.3 million and an unrealized gain on other assets, net of tax, of $0.1 million. At March 30, 2019, accumulated other comprehensive loss consisted of cumulative currency translation losses of $0.3 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For fiscal years 2020 and 2019, the net additional common stock equivalents had a $0.02 and $0.04 per share effect on the calculation of dilutive earnings per share, respectively. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Fiscal Years Ended
	March 28,	March 30,
	2020	2019
Average Shares Outstanding – Basic	7,331	7,196
Effect of Dilutive Common Stock Equivalents	156	319
Average Shares Outstanding – Diluted	7,487	7,515
Anti-dilutive Common Stock Equivalents	15	20

Shareholders’ Equity: During fiscal year 2020, the Company repurchased and subsequently retired 0.1 million shares of its common stock. During fiscal year 2019, the Company repurchased and subsequently retired less than 0.1 million shares of its common stock. There were no stock option redemptions during either fiscal year 2020 or fiscal year 2019.

Recently Issued Accounting Pronouncements:

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

In July 2018, FASB issued ASU 2018-11, Leases (ASC Topic 842), which provides entities with an additional transition method to adopt the new lease standard. Under this method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the prior comparative period's financials will remain the same as those previously presented.

The Company adopted the new lease standard on March 31, 2019, during the first quarter of fiscal year 2020. The Company adopted the package of practical expedients permitted under the transition guidance which allowed us to carry forward the historical lease classification. Upon adoption, the Company used hindsight in determining lease terms. The most significant impact of adoption was adding ROU lease assets and lease liabilities on the Consolidated Balance Sheets by the present value of the Company’s leasing obligations, which are primarily related to facility and vehicle leases. The present value of the remaining lease payments is recognized as lease liabilities on the Consolidated Balance Sheets with corresponding ROU assets. The value of the assets and liabilities added to the Consolidated Balance Sheets was approximately $8 million each. The ROU assets are shown separately on the face of the Consolidated Balance Sheets. $1.7 million of the lease liabilities was included in Accrued Compensation and Other Liabilities on the Consolidated Balance Sheets with the remainder included in Lease Liabilities. Adopting the new standard did not have a material impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows.

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU will not have a material impact on the consolidated financial statements.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 28,	March 30,
	2020	2019
Machinery, Equipment and Software	$46,206	$41,818
Rental Equipment	7,111	6,441
Furniture and Fixtures	2,668	2,573
Leasehold Improvements	3,051	2,716
Buildings and Land	-	500
Total Property and Equipment	59,036	54,048
Less: Accumulated Depreciation and Amortization	(38,203)	(34,395)
Total Property and Equipment, net	$20,833	$19,653

Total depreciation and amortization expense relating to property and equipment amounted to $4.8 million and $4.4 million in fiscal years 2020 and 2019, respectively.

NOTE 3 – LONG-TERM DEBT

Description: On October 30, 2017, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), which amended and restated our prior credit facility agreement. The Credit Agreement extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 29, 2021. As of March 28, 2020, $30.0 million was available under the Revolving Credit Facility, of which $17.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As of March 30, 2019, $30.0 million was available under the Revolving Credit Facility, of which $6.5 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. See Note 11 - Subsequent Event for additional information about our Credit Agreement.

On December 10, 2018, we entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million, which replaced the previous term loan. As of March 28, 2020, $12.6 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. As of March 30, 2019, $14.5 million was outstanding on the 2018 Term Loan, of which $1.9 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year. During fiscal year 2020, $13.8 million was used for business acquisitions, including holdback payments. During fiscal year 2019, $3.9 million was used for business acquisitions, including holdback payments.

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

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during fiscal years 2020 and 2019. Our leverage ratio, as defined in the Credit Agreement, was 1.53 at March 28, 2020, compared with 1.12 at March 30, 2019.

Interest on the Revolving Credit Facility continues to accrue, at our election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings of the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan with principal and interest payments made monthly. Commitment fees accrue based on the average daily amount of unused credit available under the Credit Agreement. Interest rate margins and commitment fees are determined on a quarterly basis based upon our calculated leverage ratio, as defined in the Credit Agreement. The one-month LIBOR at March 28, 2020 was 1.0%. The Company’s interest rate for the Revolving Credit Facility during fiscal year 2020 ranged from 1.8% to 3.7%.

The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S. based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 – INCOME TAXES

On December 22, 2017, the Tax Act was signed into law. The Tax Act includes numerous changes to existing tax law, including a permanent reduction in the federal corporate income tax rate from 35% to 21%. Since the Company is a fiscal year taxpayer, the lower corporate income tax rate was effective for fiscal years 2020 and 2019. The Tax Act also caused the Company’s U.S. deferred tax assets and liabilities to be remeasured as of March 31, 2018 based on the rates at which they are expected to reverse, which is generally 21% plus the applicable state rates.

In addition, the Tax Act provided for a one-time “deemed repatriation” of accumulated foreign earnings for post-1986 undistributed foreign subsidiary earnings and profits through fiscal year 2018. The Company finalized the additional provision for income tax expense on the deemed repatriation at less than $0.1 million with the filing of its fiscal year 2018 U.S. federal income tax return. No additional provision for U.S. federal or foreign taxes has been made as the foreign subsidiary’s undistributed earnings are considered to be permanently reinvested. It is not practicable to determine the amount of other taxes that would be payable if these amounts were repatriated to the U.S.

While the Tax Act provides for a territorial tax system, effective for tax years beginning after December 31, 2017, it includes the Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) provisions. The Company has elected to account for the GILTI tax in the period in which it is incurred. During fiscal years 2020 and 2019, the Company recorded net income tax benefits of less than $0.1 million each year as a result of these provisions.

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows:

	FY 2020	FY 2019
United States	$8,783	$8,561
Foreign	947	674
Total	$9,730	$9,235

The provision for income taxes for fiscal years 2020 and 2019 is as follows:

	FY 2020	FY 2019
Current Tax Provision:
Federal	$630	$701
State	285	349
Foreign	329	259
	$1,244	$1,309
Deferred Tax (Benefit) Provision:
Federal	$371	$926
State	77	(63)
Foreign	(29)	(82)
	$419	$781
Provision for Income Taxes	$1,663	$2,090

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows:

	FY 2020	FY 2019
Federal Income Tax at Statutory Rate	$2,044	$1,939
State Income Taxes, net of federal benefit	294	213
Research and Development Credits	(97)	(70)
Tax Impact of Equity Awards	(876)	(78)
Other, net	298	86
Total	$1,663	$2,090

The components of net deferred tax assets (liabilities) are as follows:

	March 28,	March 30,
	2020	2019
Deferred Tax Assets:
Accrued Liabilities	$531	$285
Lease Liabilities	2,253	-
Performance-Based Stock Award Grants	432	503
Inventory Reserves	105	98
Non-Qualified Deferred Compensation Plan	98	121
Post-Retirement Health Care Plans	385	334
Stock-Based Compensation	70	192
Capitalized Inventory Costs	126	126
Other	265	217
Total Deferred Tax Assets	$4,265	$1,876

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(1,162)	$(1,087)
Right of Use Assets	(2,198)	-
Depreciation	(3,858)	(3,196)
Other	(72)	(43)
Total Deferred Tax Liabilities	$(7,290)	$(4,326)

Net Deferred Tax Liabilities	$(3,025)	$(2,450)

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for fiscal years 2016 and prior, by state tax authorities for fiscal years 2014 and prior, and by Canadian tax authorities for fiscal years 2013 and prior. There are no income tax years currently under examination by U.S. federal, or state income tax authorities. The examination of the Company’s Scientific Research and Experimental Development credit reflected on its Canadian corporation income tax return for the period ended March 31, 2018 was concluded in fiscal year 2020, resulting in an assessment of less than $0.1 million.

During fiscal years 2020 and 2019, there were no uncertain tax positions. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2020 and 2019 or were accrued at March 28, 2020 and March 30, 2019.

The Company’s effective tax rate for fiscal years 2020 and 2019 was 17.1% and 22.6%, respectively. Its tax rate is affected by recurring items, such as state income taxes and tax credits, which the Company expects to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation awards in each of fiscal years 2020 and 2019 were $0.9 and $0.1 million, respectively.

The Company expects to receive certain federal, state and Canadian tax credits in future years. The Company also expects to receive discrete tax benefits related to share-based compensation awards in fiscal year 2021. As such, it expects its effective tax rate in fiscal year 2021 to be between 24.0% and 25.0%.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. In fiscal years 2020 and 2019, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were approximately $0.9 million and $0.8 million in fiscal years 2020 and 2019, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the board of directors. The Company made no profit sharing contributions in fiscal years 2020 and 2019.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”). 650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a general and administrative expense in the accompanying Consolidated Statements of Income. The expense related to the ESPP was less than $0.1 million in each of fiscal years 2020 and 2019.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2020 and 2019, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.4 million and $0.5 million as of March 28, 2020 and March 30, 2019, respectively, and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the post-retirement benefit obligation is as follows:

	FY 2020	FY 2019
Post-retirement benefit obligation, at beginning of fiscal year	$1,311	$1,153
Service cost	77	40
Interest cost	48	44
Benefits paid	(98)	(86)
Actuarial loss	171	160
Post-retirement benefit obligation, at end of fiscal year	1,509	1,311
Fair value of plan assets, at end of fiscal year	-	-
Funded status, at end of fiscal year	$(1,509)	$(1,311)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,509	$1,311

The accumulated post-retirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic post-retirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2020	FY 2019
Net periodic post-retirement benefit cost:
Service cost	$77	$40
Interest cost	48	44
Amortization of prior service cost	1	1
	126	85
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(1)	(1)
Net gain	113	171
	112	170
Total recognized in net periodic benefit cost and other comprehensive income	$238	$255

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$518	$405

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

The post-retirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the post-retirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 28,	March 30,
	2020	2019
Weighted average discount rate	3.3%	3.8%

Medical care cost trend rate:
Trend rate assumed for next year	6.8%	8.5%
Ultimate trend rate	3.8%	6.0%
Year that rate reaches ultimate trend rate	2075	2025

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	3.5%	5.0%

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

Fiscal
Year	Amount
2021	$136
2022	145
2023	129
2024	108
2025	99
Thereafter	$892

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

NOTE 6 – STOCK-BASED COMPENSATION

The Company has a share-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 28, 2020, 1.0 million restricted stock units or stock options were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete benefits related to share-based compensation awards in fiscal years 2020 and 2019 were $0.9 million and $0.1 million, respectively.

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

During fiscal year 2020, 47,000 shares granted were time vested and 28,000 shares were subject to performance targets. During fiscal year 2019, 42,000 shares granted were time vested and 30,000 shares were subject to performance targets.

The following table summarizes the restricted stock units vested and shares issued during fiscal years 2020 and 2019 (amounts in thousands):

			Grant
		Total	Date		Number
		Number	Fair	Target	Of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2015	April 2015 – March 2018	63	$9.59	50%	32	May 2018
June 2017	June 2017 – May 2018	1	$12.00	Time Vested	1	June 2018
January 2019	January 2019	1	$19.04	Time Vested	1	January 2019
April 2018	April 2018 – March 2019	1	$15.65	Time Vested	1	April 2019
April 2016	April 2016 – March 2019	82	$10.13	131%	107	May 2019
June 2017	June 2017 – May 2019	1	$12.00	Time Vested	1	June 2019
October 2018	October 2018 – September 2019	1	$20.81	Time Vested	1	October 2019

The following table summarizes the non-vested restricted stock units outstanding as of March 28, 2020:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 28, 2020
April 2017	April 2017 – March 2020	62	$12.90	79% of target level
April 2018	April 2018 – March 2020	1	$15.65	Time Vested
May 2018	April 2018 – March 2021	23	$15.30	90% of target level
May 2018	April 2018 – March 2021	24	$15.30	Time Vested
October 2018	October 2018 – September 2027	9	$20.81	Time Vested
May 2019	April 2019 – March 2022	24	$23.50	90% of target level
May 2019	April 2019 – March 2022	24	$23.50	Time Vested
August 2019	August 2019 – July 2020	1	$23.00	Time Vested
September 2019	September 2019 – September 2020	18	$22.77	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.8 million and $1.1 million in fiscal years 2020 and 2019, respectively. Unearned compensation totaled $1.3 million as of March 28, 2020.

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

During fiscal year 2020, the Company’s Board of Directors granted an option for 5,000 shares of common stock to a Company employee that vest over three years, and an option for 10,000 shares of common stock to a new member of the Board of Directors that vest over 5 years. During fiscal year 2019, the Company’s Board of Directors granted stock options for 25,000 shares of common stock to Company employees. 5,000 shares pursuant to these options immediately vested. 20,000 shares pursuant to these options vest over five years. The expense related to all stock option awards was $0.1 million in each of fiscal year 2020 and 2019.

The following table summarizes the Company’s options for fiscal years 2020 and 2019:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value
Outstanding as of March 31, 2018	272	$10.27
Granted	25	19.95
Exercised	(2)	9.66
Forfeited	(4)	6.75
Outstanding as of March 30, 2019	291	11.16
Granted	15	25.06
Exercised	(156)	9.16
Forfeited	-	-
Outstanding as of March 28, 2020	150	14.63	4	$1,619
Exercisable as of March 28, 2020	115	$12.20	3	$1,514

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2020 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 28, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 28, 2020 was $0.2 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised in fiscal years 2020 and 2019 was $2.5 million and less than $0.1 million, respectively. Cash received from the exercise of options in fiscal years 2020 and 2019 was $1.4 million and less than $0.1 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution and Service. The accounting policies of the reportable segments are described above in Note 1. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2020 and 2019:

	FY 2020	FY 2019
Revenue:
Service	$93,003	$84,041
Distribution	80,096	76,857
Total	173,099	160,898

Gross Profit:
Service	23,486	20,945
Distribution	18,992	18,398
Total	42,478	39,343

Operating Expenses:
Service (1)	17,814	15,743
Distribution (1)	13,814	13,371
Total	31,628	29,114

Operating Income:
Service	5,672	5,202
Distribution	5,178	5,027
Total	10,850	10,229

Unallocated Amounts:
Interest and Other Expense, net	1,120	994
Provision for Income Taxes	1,663	2,090
Total	2,783	3,084

Net Income	$8,067	$7,145

Total Assets:
Service	$67,023	$58,373
Distribution	47,952	43,378
Unallocated	13,147	3,479
Total	$128,122	$105,230

Depreciation and Amortization (2):
Service	$4,930	$4,754
Distribution	1,729	1,607
Total	$6,659	$6,361

Capital Expenditures:
Service	$3,974	$3,880
Distribution	2,605	3,118
Total	$6,579	$6,998

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$157,744	$145,576
Canada	13,827	13,484
Other International	1,528	1,838
Total	$173,099	$160,898

Property and Equipment:
United States (4)	$18,672	$18,574
Canada	2,161	1,079
Total	$20,833	$19,653

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Including amortization of catalog costs and intangible assets.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases: Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. Total rental expense was approximately $3.7 million and $3.4 million in fiscal years 2020 and 2019, respectively. The minimum future annual rental payments under the non-cancelable leases at March 28, 2020 are as follows (in millions):

Fiscal Year
2020	$3.2
2021	2.7
2022	2.2
2023	1.8
2024	1.3
Thereafter	4.1
Total minimum lease payments	$15.3

Effective December 2018, the Company has term loan repayments (principal plus interest) of $0.2 million per month through December 2025. These amounts are not reflected in the table above.

NOTE 9 – BUSINESS ACQUISITIONS

TTE: Effective, February 21, 2020, Transcat acquired substantially all of the assets of TTE Laboratories, Inc. (“TTE") a Boston, MA-based provider of pipette calibration services and equipment. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities. TTE’s focus on pipettes complements the current offerings Transcat provides to the life science sector.

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments in Note 1 above, and typically utilizes independent third-party valuation specialists to determine the fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. 75% of the goodwill and intangible assets relating to the TTE acquisition has been allocated to the Service segment with the remaining 25% allocated to the Distribution segment. Intangible assets related to the TTE acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the TTE acquisition is deductible for tax purposes only.

The total purchase price paid for the assets of TTE was approximately $12.2 million. $1.2 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any. The following is a preliminary summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of TTE’s assets and liabilities acquired during the period presented:

		FY 2020
Goodwill		$6,779
Intangible Assets – Customer Base & Contracts		4,410
Intangible Assets – Covenant Not to Compete		120
		11,309
Plus:	Current Assets	939
	Non-Current Assets	261
Less:	Current Liabilities	(278)
Total Purchase Price		$12,231

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of TTE had occurred at the beginning of fiscal year 2020 and fiscal year 2019. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Fiscal Years Ended
	March 28,	March 30,
	2020	2019
Total Revenue	$180,053	$168,008
Net Income	$8,560	$7,670
Basic Earnings Per Share	$1.17	$1.07
Diluted Earnings Per Share	$1.14	$1.02

IIS: Effective July 19, 2019, Transcat acquired Infinite Integral Solutions Inc. (“IIS”). IIS, headquartered in Mississauga, Ontario, Canada, is the owner and developer of the CalTree™ suite of software solutions for the automation of calibration procedures and datasheet generation. Total consideration for the shares of IIS was 1.4 million Canadian dollars, subject in part to the achievement of certain milestones. 1.0 million Canadian dollars was paid during fiscal year 2020 and is included as a business acquisition in the Consolidated Statement of Cash Flows. 1.0 million Canadian dollars has been allocated to software and property and equipment and 0.3 million Canadian has been allocated to goodwill. Due to the immaterial amount of pre-acquisition revenue and expenses, no pro forma table of results has been presented.

GRS: Effective April 1, 2019, Transcat acquired substantially all of the assets of Gauge Repair Service (“GRS”), a California-based provider of calibration services. This transaction leveraged the Company’s infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the GRS assets, it has been included in the purchases of property and equipment in the Consolidated Statement of Cash Flows.

Angel’s: Effective August 31, 2018, Transcat acquired substantially all of the assets of Angel’s Instrumentation, Inc. (“Angel’s”), a Virginia-based provider of calibration services. This transaction expanded the Company’s geographic reach while also increasing the depth and breadth of the Company’s service capabilities.

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

Certain of the Company’s acquisition agreements, including Angel’s, include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of March 28, 2020, there were no unpaid contingent consideration or holdback amounts reflected in the Consolidated Balance Sheets. $0.9 million of holdback amounts were paid during fiscal year 2020. As of March 30, 2019, $0.4 million of contingent consideration and $0.5 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During fiscal year 2019, $0.3 million of contingent consideration or other holdbacks were paid.

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

(Unaudited)
Fiscal Years
Ended
March 30,
2019
Total Revenue	$163,039
Net Income	$7,725
Basic Earnings Per Share	$1.07
Diluted Earnings Per Share	$1.03

NBS: Effective June 12, 2018, Transcat acquired substantially all of the assets of NBS Calibration, Inc. (“NBS”), an Arizona-based provider of calibration services. This transaction aligned with the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and leverage its infrastructure while also increasing the depth and breadth of the Company’s service capabilities. Due to the immaterial amount of the purchase price of the NBS assets, it has been included in the purchases of property and equipment, net, in the consolidated statement of cash flows.

During fiscal year 2020, acquisition costs of $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income. During fiscal year 2019, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 10 – QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2020 and 2019:

				Basic	Diluted
	Total	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	Per Share (a)	Per Share (a)
FY 2020:
Fourth Quarter	$45,762	$12,053	$2,493	$0.34	$0.33
Third Quarter	43,179	9,928	1,477	0.20	0.20
Second Quarter	41,763	10,445	2,379	0.32	0.32
First Quarter	42,395	10,052	1,718	0.24	0.23

FY 2019:
Fourth Quarter	$44,493	$11,543	$2,660	$0.37	$0.35
Third Quarter	40,868	9,548	1,569	0.22	0.21
Second Quarter	38,879	9,139	1,488	0.21	0.20
First Quarter	36,658	9,113	1,428	0.20	0.19

(a)	Earnings per share calculations for each quarter include the weighted average effect of stock issuances and common stock equivalents for the quarter; therefore, the sum of quarterly earnings per share amounts may not equal full-year earnings per share amounts, which reflect the weighted average effect on an annual basis. Diluted earnings per share calculations for each quarter include the effect of stock options and non-vested restricted stock units, when dilutive to the quarter. In addition, basic earnings per share and diluted earnings per share may not add due to rounding.

NOTE 11 SUBSEQUENT EVENT

On May 18, 2020, the Company entered into the Amended and Restated Credit Facility Agreement Amendment 2 (“Amendment Two”) with Manufacturers and Traders Trust Company that amended the Company’s Credit Agreement. Amendment Two extended the term of the Revolving Credit Facility to October 20, 2022 and increased the Revolving Credit Commitment to $40 million.

Amendment Two modified the definition of Applicable Rate used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and it amended the definition of Permitted Acquisitions to amend borrowings available under the Revolving Credit Facility for Acquisitions. In addition, Amendment Two amended the definition of Restricted Payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain tax obligations and added certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two modified the Leverage Ratio and Fixed Charge Coverage Ratio covenants with which the Company is required to comply and limited Capital Expenditures to $5.5 million for the fiscal year ending March 27, 2021. Amendment Two also established a LIBOR floor of 1% and included a mechanism for adoption of a different benchmark rate in the event LIBOR is discontinued.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 28, 2020.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2020 Annual Meeting of Shareholders under the headings “Proposal One: Election of Directors,” “Corporate Governance,” and “Executive Officers and Senior Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2020 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2020 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2020 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2020 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2020 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 28, 2020:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)
Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	150 (1)	$14.63 (2)	970
Equity compensation plans
not approved by security holders	-	-	-
Total	150 (1)	$14.63 (2)	970

(1)	Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.
(2)	Does not include restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2020 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2020 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2020 Annual Meeting of Shareholders under the heading “Proposal Three: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2020 fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Exhibits.

Index to Exhibits

(3)	Articles of Incorporation and Bylaws

	3.1(a)	The Articles of Incorporation, as amended (the “Articles”), are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

	3.1(b)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.1(c)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

		3.1(d)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015.

		3.2	Code of Regulations, as amended through May 1, 2019, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019.

(4)		Instruments Defining the Rights of Security Holders

		4.1	Description of Securities is incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2019.

(10)		Material contracts

	#	10.1	Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.

	#	10.2	Amendment No. 1 to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix B to the Company’s definitive proxy statement filed on July 26, 2013 in connection with the 2013 Annual Meeting of Shareholders.

	#	10.3	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

	#	10.4	Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

	#	10.5	Form of Award Notice of Non-Qualified Stock Option (five-year expiration) granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017.

	#	10.6	Form of Award Notice of Long-Term Compensation Award granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017.

	#	10.7	Form of Award Notice of Restricted Stock Units and Performance Restricted Stock Units granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2018.

	#	10.8	Form of Award Notice of Long-Term Compensation Awards granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2018.

	#	10.9	Form of Award Notice of Director Long-Term Compensation Award granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

	#	10.10	Form of Award Notice of Director Non-Qualified Stock Option Award granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

		10.11	Master Security Agreement, dated September 20, 2012, by and between Transcat, Inc., United Scale & Engineering Corporation, WTT Real Estate Acquisition, LLC, Anacor Acquisition, LLC and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2012.

	10.12	Amended and Restated Credit Facility Agreement, dated as of October 30, 2017, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2017.

	10.13	Amended and Restated Credit Facility Agreement Amendment 1, dated as of December 10, 2018, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018.

	10.14	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

	10.15	Lease Agreement between AK Leasehold I, LLC and Transcat, Inc. dated May 21, 2019, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2019.

#	10.16	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.17	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

#	10.18	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.19	Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

*	10.20	Asset Purchase Agreement, dated February 21, 2020, by and among Transcat, Inc., TTE Laboratories Inc., Benjamin Leverone and Michael Anema.

(21)		Subsidiaries of the registrant

	*	21.1	Subsidiaries

(23)		Consents of experts and counsel

	*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)		Rule 13a-14(a)/15d-14(a) Certifications

	*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)		Section 1350 Certifications

	*	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)		Interactive Data File

	*	101.INS XBRL Instance Document

	*	101.SCH XBRL Taxonomy Extension Schema Document

	*	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

	*	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

	*	101.LAB XBRL Taxonomy Extension Label Linkbase Document

	*	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document
____________________

	*	Exhibit filed with this report.

	#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date:	June 8, 2020		/s/ Lee D. Rudow
		By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title
June 8, 2020	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 8, 2020	/s/ Michael J Tschiderer	Vice President of Finance and
	Michael J. Tschiderer	Chief Financial Officer
(Principal Financial Officer)

June 8, 2020	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

June 8, 2020	/s/ Charles P. Hadeed	Chairman of the Board of Directors
Charles P. Hadeed

June 8, 2020	/s/ Oksana Dominach	Director
Oksana Dominach

June 8, 2020	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 8, 2020	/s/ Gary J. Haseley	Director
Gary J. Haseley

June 8, 2020	/s/ Paul D. Moore	Director
Paul D. Moore

June 8, 2020	/s/ Angela J. Panzarella	Director
Angela J. Panzarella

June 8, 2020	/s/ Alan H. Resnick	Director
Alan H. Resnick

June 8, 2020	/s/ Carl E. Sassano	Director
Carl E. Sassano

June 8, 2020	/s/ John T. Smith	Director
John T. Smith