Form 10-Q
period 2020-06-27
TRANSCAT INC
filed 2020-08-05
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 27, 2020

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of July 31, 2020 was 7,413,535.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 27,	June 29,
	2020	2019
Service Revenue	$22,967	$22,398
Distribution Sales	15,937	19,997
Total Revenue	38,904	42,395

Cost of Service Revenue	16,898	17,026
Cost of Distribution Sales	12,597	15,317
Total Cost of Revenue	29,495	32,343

Gross Profit	9,409	10,052

Selling, Marketing and Warehouse Expenses	4,074	4,472
General and Administrative Expenses	4,371	3,622
Total Operating Expenses	8,445	8,094

Operating Income	964	1,958

Interest and Other Expense, net	243	285

Income Before Income Taxes	721	1,673
Benefit from Income Taxes	(77)	(45)

Net Income	$798	$1,718

Basic Earnings Per Share	$0.11	$0.24
Average Shares Outstanding	7,394	7,257

Diluted Earnings Per Share	$0.11	$0.23
Average Shares Outstanding	7,514	7,491

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 27,	June 29,
	2020	2019
Net Income	$798	$1,718

Other Comprehensive Income:
Currency Translation Adjustment	125	112
Other, net of tax effects of $13 and $6 for the first quarter ended June 27, 2020 and June 29, 2019, respectively	38	17
Total Other Comprehensive Income	163	129

Comprehensive Income	$961	$1,847

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	June 27,	March 28,
	2020	2020
ASSETS
Current Assets:
Cash	$366	$499
Accounts Receivable, less allowance for doubtful accounts of $730 and $480 as of June 27, 2020 and March 28, 2020, respectively	27,849	30,952
Other Receivables	894	1,132
Inventory, net	14,194	14,180
Prepaid Expenses and Other Current Assets	1,942	1,697
Total Current Assets	45,245	48,460
Property and Equipment, net	20,871	20,833
Goodwill	41,681	41,540
Intangible Assets, net	7,349	7,977
Right To Use Assets, net	8,284	8,593
Other Assets	733	719
Total Assets	$124,163	$128,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$9,326	$11,947
Accrued Compensation and Other Liabilities	6,588	6,907
Income Taxes Payable	-	86
Current Portion of Long-Term Debt	2,003	1,982
Total Current Liabilities	17,917	20,922
Long-Term Debt	26,524	28,362
Deferred Income Tax Liabilities	3,049	3,025
Lease Liabilities	6,535	6,832
Other Liabilities	2,682	1,894
Total Liabilities	56,707	61,035

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,411,117 and 7,381,180 shares issued and outstanding as of June 27, 2020 and March 28, 2020, respectively	3,706	3,691
Capital in Excess of Par Value	18,006	17,929
Accumulated Other Comprehensive Loss	(847)	(1,010)
Retained Earnings	46,591	46,477
Total Shareholders' Equity	67,456	67,087
Total Liabilities and Shareholders' Equity	$124,163	$128,122

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 27,	June 29,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$798	$1,718
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net (Gain) Loss on Disposal of Property and Equipment	(1)	238
Deferred Income Taxes	24	12
Depreciation and Amortization	1,872	1,622
Provision for Accounts Receivable and Inventory Reserves	561	102
Stock-Based Compensation Expense	312	203
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	2,948	562
Inventory	5	(1,497)
Prepaid Expenses and Other Assets	(251)	(278)
Accounts Payable	(2,621)	(1,385)
Accrued Compensation and Other Liabilities	494	(314)
Income Taxes Payable	(99)	(109)
Net Cash Provided by Operating Activities	4,042	874

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,261)	(1,446)
Proceeds from Sale of Property and Equipment	-	184
Net Cash Used in Investing Activities	(1,261)	(1,262)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(1,330)	1,823
Repayment of Term Loan	(487)	(467)
Issuance of Common Stock	383	369
Repurchase of Common Stock	(1,287)	(1,346)
Net Cash (Used in) Provided by Financing Activities	(2,721)	379

Effect of Exchange Rate Changes on Cash	(193)	(158)

Net Decrease in Cash	(133)	(167)
Cash at Beginning of Period	499	788
Cash at End of Period	$366	$621

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$225	$245
Income Taxes, net	$61	$57

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 30, 2019	7,211	$3,605	$16,467	$(611)	$40,169	$59,630
Issuance of Common Stock	28	14	355	-	-	369
Repurchase of Common Stock	(55)	(27)	(561)	-	(758)	(1,346)
Stock-Based Compensation	120	60	143	-	-	203
Other Comprehensive Income	-	-	-	129	-	129
Net Income	-	-	-	-	1,718	1,718

Balance as of June 29, 2019	7,304	$3,652	$16,404	$(482)	$41,129	$60,703

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 28, 2020	7,381	$3,691	$17,929	$(1,010)	$46,477	$67,087
Issuance of Common Stock	28	14	369	-	-	383
Repurchase of Common Stock	(48)	(24)	(579)	-	(684)	(1,287)
Stock-Based Compensation	50	25	287	-	-	312
Other Comprehensive Income	-	-	-	163	-	163
Net Income	-	-	-	-	798	798

Balance as of June 27, 2020	7,411	$3,706	$18,006	$(847)	$46,591	$67,456

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

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 28, 2020 (“fiscal year 2020”) contained in the Company’s 2020 Annual Report on Form 10-K filed with the SEC.

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

Revenue recognized from prior period performance obligations for the first quarter of the fiscal year ending March 27, 2020 (“fiscal year 2021”) was immaterial. As of June 27, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of June 27, 2020 and March 28, 2020 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable, other receivables, accounts payable and accrued compensation and other liabilities approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of June 27, 2020 and March 28, 2020, investment assets totaled $0.4 million and are included as a component of other assets on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of fiscal year 2021 and fiscal year 2020, the Company recorded non-cash stock-based compensation expense of $0.3 million and $0.2 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency gain was less than $0.1 million in the first quarter of fiscal year 2021. The net foreign currency loss was less than $0.1 million in the first quarter of fiscal year 2020. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of fiscal years 2021 and 2020, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 27, 2020, the Company had a foreign exchange contract, which matured in July 2020, outstanding in the notional amount of $4.0 million. The foreign exchange contract was renewed in July 2020 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of fiscal year 2021, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the first quarter of fiscal year 2020, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	First Quarter Ended
	June 27,	June 29,
	2020	2019
Average Shares Outstanding – Basic	7,394	7,257
Effect of Dilutive Common Stock Equivalents	120	234
Average Shares Outstanding – Diluted	7,514	7,491
Anti-dilutive Common Stock Equivalents	20	20

Recently Issued Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

The Company adopted the new leasing standard on March 31, 2019. The Company adopted the package of practical expedients permitted under the transition guidance which allowed us to carry forward the historical lease classification. Upon adoption, the Company used hindsight in determining lease term. The most significant impact of adoption was adding ROU lease assets and lease liabilities on the Consolidated Balance Sheet by the present value of the Company’s leasing obligations, which are primarily related to facility and vehicle leases. The present value of the remaining lease payments is recognized as lease liabilities on the Consolidated Balance Sheet with a corresponding ROU asset. At the time of adoption, the value of the assets and liabilities added to the Consolidated Balance Sheets was approximately $8 million. The ROU asset is shown separately on the face of the Consolidated Balance Sheets. $1.7 million of the lease liabilities was included in Accrued Compensation and Other Liabilities on the Consolidated Balance Sheets with the remainder included in Lease Liabilities. Adopting the new standard did not have a material impact on our Consolidated Statement of Income or Consolidated Statement of Cash Flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. As credit losses from the Company's trade receivables have not historically been significant, the Company does not expect adoption of the new standard to have a material impact on its consolidated financial statements.

NOTE 2 – LONG-TERM DEBT

On May 18, 2020, the Company entered into the Amended and Restated Credit Facility Agreement Amendment 2 (“Amendment Two”) with Manufacturers and Traders Trust Company that amended the Company’s Credit Agreement (as amended by Amendment Two, the “Credit Agreement”). Amendment Two extended the term of the revolving credit facility (the “Revolving Credit Facility”) to October 20, 2022 and increased the revolving credit commitment to $40 million.

Amendment Two modified the definition of the applicable rate used to determine interest charges on outstanding and unused borrowings under the Revolving Credit Facility and it amended the definition of permitted acquisitions to amend borrowings available under the Revolving Credit Facility for acquisitions. In addition, Amendment Two amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations associated with share-based payment and stock option activity, and modified certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two modified the leverage ratio and fixed charge coverage ratio covenants with which the Company is required to comply and limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021. Amendment Two also established a London Interbank Offered Rate (“LIBOR”) floor of 1% and included a mechanism for adoption of a different benchmark rate in the event LIBOR is discontinued

On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million. As of June 27, 2020, $12.1 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of June 27, 2020, $40.0 million was available under the Revolving Credit Facility, of which $16.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first quarter of fiscal year 2021, no borrowings were used for business acquisitions.

The allowable leverage ratio under the Credit Agreement for the first, second, third and fourth fiscal quarter of fiscal year 2021 is a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After fiscal 2021, the allowable leverage ratio is a maximum multiple of 3.0. The Credit Agreement provides that the trailing twelve-month pro forma EBITDA of an acquired business is included in the allowable leverage calculation.

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case (subject to a 1% floor), plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. Unused fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Company’s interest rate for the Revolving Credit Facility for the first quarter of fiscal year 2021 ranged from 1.4% to 2.7%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first quarter of fiscal year 2021. Our leverage ratio, as defined in the Credit Agreement, was 1.50 at June 27, 2020, compared with 1.53 at the end of fiscal year 2020.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a share-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 27, 2020, 1.0 million shares of common stock were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first quarter of fiscal year 2021 and 2020 were $0.3 million and $0.5 million, respectively.

Restricted Stock Units: The Company grants time-based and performance-based restricted stock units as a component of executive and key employee compensation. Expense for restricted stock unit grants is recognized on a straight-line basis for the service period of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock unit grants is the quoted market price for the Company’s common stock on the date of grant. These restricted stock units are either time vested, or vest following the third fiscal year from the date of grant subject to cumulative diluted earnings per share targets over the eligible period.

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

The Company achieved 79% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 31, 2018 and as a result, issued 49 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2021. The following table summarizes the non-vested restricted stock units outstanding as of June 27, 2020:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	June 27, 2020
April 2018	April 2018 – March 2021	1	$15.65	Time Vested
May 2018	April 2018 – March 2021	22	$15.30	90% of target level
May 2018	April 2018 – March 2021	22	$15.30	Time Vested
October 2018	October 2018 – September 2027	9	$20.81	Time Vested
March 2019	April 2019 – March 2022	23	$23.50	90% of target level
March 2019	April 2019 – March 2022	23	$23.50	Time Vested
August 2019	August 2019 – July 2022	1	$23.00	Time Vested
September 2019	September 2019 – September 2020	18	$22.76	Time Vested
March 2020	April 2020 – March 2023	1	$26.25	Time Vested

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.3 million and $0.1 million in the first quarter of fiscal year 2021 and fiscal year 2020, respectively. As of June 27, 2020, unearned compensation, to be recognized over the grants’ respective service periods, totaled $2.1 million.

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

The following table summarizes the Company’s options as of and for the first quarter ended June 27, 2020:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2020	150	$14.63
Granted	5	$24.30
Exercised	(25)	$12.00
Forfeited	-	-
Redeemed	-	-
Outstanding as of June 27, 2020	130	$15.51	4	$980
Exercisable as of June 27, 2020	90	$12.25	2	$972

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2021 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 27, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was less than $0.1 million in both the first quarter of fiscal year 2021 and the first quarter of fiscal year 2020. Total unrecognized compensation cost related to non-vested stock options as of June 27, 2020 was $0.2 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised during each of the first quarter of fiscal year 2021 and the first quarter of fiscal year 2020 was $0.3 million. Cash received from the exercise of options in both the first quarter of fiscal year 2021 and the first quarter of fiscal year 2020 was $0.3 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Service and Distribution. The Company has no inter-segment sales. The following table presents segment information for the first quarter of fiscal year 2021 and fiscal year 2020:

	First Quarter Ended
	June 27,	June 29,
	2020	2019
Revenue:
Service Revenue	$22,967	$22,398
Distribution Sales	15,937	19,997
Total	38,904	42,395

Gross Profit:
Service	6,069	5,372
Distribution	3,340	4,680
Total	9,409	10,052

Operating Expenses:
Service (1)	4,940	4,634
Distribution (1)	3,505	3,460
Total	8,445	8,094

Operating Income:
Service (1)	1,129	738
Distribution (1)	(165)	1,220
Total	964	1,958

Unallocated Amounts:
Interest and Other Expense, net	243	285
Benefit from Income Taxes	(77)	(45)
Total	166	240

Net Income	$798	$1,718

1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

TTE: Effective, February 21, 2020, Transcat acquired substantially all of the assets of TTE Laboratories, Inc. (“TTE") a Boston, MA-based provider of pipette calibration services and equipment. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities. TTE’s focus on pipettes complements the current offerings Transcat provides to the life science sector. Going forward, we will refer to TTE as “pipettes.com”.

The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, the purchase price of an acquisition is assigned to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments in Note 1 above, and typically utilizes independent third-party valuation specialists to determine the fair values used in this allocation. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. 75% of the goodwill and intangible assets relating to the TTE acquisition has been allocated to the Service segment with the remaining 25% allocated to the Distribution segment. Intangible assets related to the TTE acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the TTE acquisition is deductible for tax purposes.

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

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of TTE had occurred at the beginning of fiscal year 2020. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

(Unaudited)
Quarter Ended
June 29, 2019
Total Revenue	$44,420
Net Income	$1,926
Basic Earnings Per Share	$0.27
Diluted Earnings Per Share	$0.26

IIS: Effective July 19, 2019, Transcat acquired Infinite Integral Solutions Inc. (“IIS”). IIS, headquartered in Mississauga, Ontario, Canada, is the owner and developer of the CalTree™ suite of software solutions for the automation of calibration procedures and datasheet generation. Total consideration for the shares of IIS was 1.4 million Canadian dollars, subject in part to the achievement of certain milestones. 1.0 million Canadian dollars was paid during fiscal year 2020 and was included as a business acquisition in the Consolidated Statement of Cash Flows. 1.0 million Canadian dollars has been allocated to software and property and equipment and 0.3 million Canadian has been allocated to goodwill. Due to the immaterial amount of pre-acquisition revenue and expenses, no pro forma table of results has been presented.

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

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of June 27, 2020, there was no contingent consideration or other holdback amounts unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the first quarter of fiscal year 2021 and fiscal year 2020, no contingent consideration or other holdback amounts were paid.

During the first quarter of fiscal years 2021 and 2020, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “plans,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the impact of the coronavirus (“COVID-19”) pandemic on our business, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors’ abilities to provide desired inventory, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 28, 2020. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

RESULTS OF OPERATIONS

During our first quarter of fiscal year 2021, we had consolidated revenue of $38.9 million. This represented a decrease of $3.5 million or 8.2% versus the first quarter of fiscal year 2020. This decrease is due to the economic downturn from the COVID-19 pandemic that has impacted customer demand, especially in the Distribution segment.

Our first quarter gross profit was $9.4 million. This was a decrease of $0.6 million or 6.4% versus the first quarter of fiscal year 2020. However, consolidated gross margin was 24.2%, an increase of 50 basis points, versus the first quarter of fiscal year 2020. This increase was the result of productivity improvements in the Service segment and various cost reduction efforts implemented due to the COVID-19 pandemic.

Total operating expenses were $8.4 million in the first quarter of fiscal year 2021, an increase of $0.4 million when compared to the prior year first quarter. Included in operating expenses during the first quarter of fiscal year 2021 were incremental operating expenses related to the acquisition of TTE, which we now and going forward refer to as pipettes.com, and approximately $0.4 million of severance expense as technology advancements allowed us to lower our ongoing operating expenses but resulted in certain one-time charges in the first quarter of fiscal year 2021. As a percentage of total revenue, operating expenses were 21.7% in the first quarter of fiscal year 2021, up 260 basis points from 19.1% in the first quarter of fiscal year 2020. Operating income declined by $1.0 million or 50.8% and operating margin decreased by 210 basis points in the first quarter of fiscal year 2021.

Net income was $0.8 million for the first quarter of fiscal year 2021, down from $1.7 million in the first quarter of fiscal year 2020 primarily due to lower gross profit and increased operating expenses, somewhat offset by a lower income tax rate in fiscal year 2021.

The following table presents, for the first quarter of fiscal year 2021 and fiscal year 2020, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 27,	June 29,
	2020	2019
As a Percentage of Total Revenue:
Service Revenue	59.0%	52.8%
Distribution Sales	41.0%	47.2%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	26.4%	24.0%
Distribution Gross Profit	21.0%	23.4%
Total Gross Profit	24.2%	23.7%

Selling, Marketing and Warehouse Expenses	10.5%	10.6%
General and Administrative Expenses	11.2%	8.5%
Total Operating Expenses	21.7%	19.1%

Operating Income	2.5%	4.6%

Interest and Other Expense, net	0.6%	0.7%

Income Before Income Taxes	1.9%	3.9%
Benefit from Income Taxes	(0.2%)	(0.1%)

Net Income	2.1%	4.0%

FIRST QUARTER ENDED JUNE 27, 2020 COMPARED TO FIRST QUARTER ENDED JUNE 29, 2019

(dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 27,	June 29,
	2020	2019	$	%
Revenue:
Service	$22,967	$22,398	$569	2.5%
Distribution	15,937	19,997	(4,060)	(20.3%)
Total	$38,904	$42,395	$(3,491)	(8.2%)

Total revenue decreased $3.5 million, or 8.2%, in our fiscal year 2021 first quarter compared to the prior fiscal year first quarter.

Service revenue, which accounted for 59.0% and 52.8% of our total revenue in the first quarter of fiscal years 2021 and 2020, respectively, increased 2.5% from the first quarter of fiscal year 2020 to the first quarter of fiscal year 2021. This year-over-year increase reflected increased demand from the Life Sciences market and, combined with $1.1 million of incremental revenue from pipettes.com, more than offset reduced demand from other markets caused primarily by the COVID-19 pandemic.

Our fiscal years 2021 and 2020 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2021	FY 2020
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	2.5%	2.9%	7.8%	18.1%	15.9%

The growth in Service segment revenue during the first quarter of fiscal year 2021 versus the first quarter of fiscal year 2020 reflected both organic growth and acquisitions, and the growth in the first quarter of fiscal year 2020 versus the first quarter of fiscal year 2019 was also both organic and from acquisitions.

Within any fiscal year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides a better indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2021 and 2020 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2021	FY 2020
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$93,572	$93,003	$92,309	$90,714	$87,114
Service Revenue Growth	7.4%	10.7%	13.0%	13.5%	11.3%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2021 and 2020:

	FY 2021	FY 2020
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	82.9%	84.9%	82.9%	82.9%	83.3%
Outsourced	15.6%	13.5%	15.6%	15.6%	15.1%
Freight Billed to Customers	1.5%	1.6%	1.5%	1.5%	1.6%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 41.0% of our total revenue in the first quarter of fiscal year 2021 and 47.2% of our total revenue in the first quarter of fiscal year 2020. During the first quarter of fiscal year 2021, Distribution segment sales showed a decrease of 20.3% to $15.9 million. These results were impacted by the COVID-19 pandemic, with reduced demand from oil and gas related businesses and most other industrial manufacturing sectors. In addition, rental revenue decreased by 18.1% to $1.0 million.

Our fiscal years 2021 and 2020 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2021	FY 2020
	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(20.3%)	2.9%	3.5%	(3.8%)	15.4%

The change in the first quarter of fiscal year 2021 versus the first quarter of fiscal year 2020 for the Distribution segment reflected both organic growth and acquisitions and the growth in the first quarter of fiscal year 2020 versus the first quarter of fiscal year 2019 was also both organic and acquisitions.

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the first quarter of fiscal year 2021 were $3.9 million, a decrease of $0.2 million versus the end of the first quarter of fiscal year 2020 and a decrease of $0.4 million since March 28, 2020. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2021 and 2020:

	FY 2021	FY 2020
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,890	$4,330	$3,743	$4,205	$4,115
% of Pending Product
Shipments that were Backorders	75.8%	66.5%	77.6%	71.7%	77.2%

Gross Profit:

	First Quarter Ended		Change
	June 27,	June 29,
	2020	2019	$	%
Gross Profit:
Service	$6,069	$5,372	$697	13.0%
Distribution	3,340	4,680	(1,340)	(28.6%)
Total	$9,409	$10,052	$(643)	(6.4%)

Total gross profit for the first quarter of fiscal year 2021 was $9.4 million, a decrease of $0.6 million or 6.4% versus the first quarter of fiscal year 2020. Total gross margin was 24.2% in the first quarter of fiscal year 2021, up from 23.7% in the first quarter of fiscal year 2020, a 50 basis point increase.

Service gross profit in the first quarter of fiscal year 2021 increased $0.7 million, or 13.0%, from the first quarter of fiscal year 2020. Service gross margin was 26.4% in the first quarter of fiscal year 2021, a 240 basis point increase versus the first quarter of fiscal year 2020. This increase in gross margin was primarily due to ongoing productivity improvements along with certain cost reduction initiatives as a result of the COVID-19 pandemic.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2021	FY 2020
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	26.4%	28.9%	22.0%	25.6%	24.0%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2021	FY 2020
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	21.0%	23.2%	24.0%	24.3%	23.4%

Distribution segment gross margin was 21.0% in the first quarter of fiscal year 2021 versus 23.4% in the first quarter of fiscal year 2020, a 240 basis point decline. The decrease in segment gross margin was primarily due to lower volume, less demand from core product sales and reduced cooperative advertising and rebate programs as certain vendors reduced these programs to lower their own costs.

Operating Expenses:

	First Quarter Ended		Change
	June 27,	June 29,
	2020	2019	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,074	$4,472	$(398)	(8.9%)
General and Administrative	4,371	3,622	749	20.7%
Total	$8,445	$8,094	$351	4.3%

Total operating expenses were $8.4 million in the first quarter of fiscal year 2021 versus $8.1 million during the first quarter of fiscal year 2020. The year-over-year decrease in selling, marketing and warehouse expenses is due to sales incentives and direct marketing costs offset by increased acquisition related amortization expense. The increase in general and administrative expenses includes incremental expenses related to the acquisition of pipettes.com and approximately $0.4 million of severance expenses. As a percentage of total revenue, operating expenses were 21.7% in the first quarter of fiscal year 2021 and 19.1% in the first quarter of fiscal year 2020, an increase of 260 basis points.

Income Taxes:

	First Quarter Ended		Change
	June 27,	June 29,
	2020	2019	$	%
Benefit from Income Taxes	$(77)	$(45)	$(32)	(71.1%)

Our effective tax rates for the first quarter of fiscal years 2021 and 2020 were (10.7%) and (2.7%), respectively. The reduction in tax rate is due to the reduction in the amount of income before income taxes and the amount of discrete tax benefit from share-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first quarter of fiscal years 2021 and 2020 was $0.3 million and $0.5 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2021 effective tax rate to be approximately 20.0% to 21.0%.

Net Income:

	First Quarter Ended		Change
	June 27,	June 29,
	2020	2019	$	%
Net Income	$798	$1 ,718	$(920)	(53.6%)

Net income for the first quarter of fiscal year 2021 decreased 53.6% from the first quarter of fiscal year 2020 primarily due to the reduced gross profit and increased operating expenses offset by the increased benefit from income taxes.

Adjusted EBITDA:

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense, non-cash loss on sale of building, and restructuring expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, stock-based compensation expense and other items, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	First Quarter Ended
	June 27,	June 29,
	2020	2019
Net Income	$798	$1,718
+ Interest Expense	224	244
+ Other Expense / (Income)	19	41
+ Tax Provision	(77)	(45)
Operating Income	$964	$1,958
+ Depreciation & Amortization	1,871	1,622
+ Restructuring Expense	360	-
+ Other (Expense) / Income	(19)	159
+ Noncash Stock Compensation	312	203
Adjusted EBITDA	$3,488	$3,942

Total adjusted EBITDA for the first quarter of fiscal year 2020 was $3.9 million, a $0.1 million or 2.6% increase versus the first quarter of fiscal year 2019. As a percentage of revenue, Adjusted EBITDA decreased to 9.3% for the first quarter of fiscal year 2020 from 10.5% for the first quarter of fiscal year 2019. The difference between the significant increase in net income and the smaller increase in Adjusted EBITDA during the first quarter of fiscal year 2020 is primarily driven by the decrease in the tax provision

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations and borrowings from our Revolving Credit Facility. We believe that these sources of financing will be adequate to meet our future requirements.

On May 18, 2020, we entered into Amendment Two with Manufacturers and Traders Trust Company that amended our Credit Agreement. Amendment Two extended the term of the Revolving Credit Facility to October 20, 2022 and increased the revolving credit commitment to $40 million.

Amendment Two modified the definition of applicable rate used to determine interest charges on outstanding and unused borrowings under the Revolving Credit Facility and it amended the definition of permitted acquisitions to amend borrowings available under the Revolving Credit Facility for acquisitions. In addition, Amendment Two amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations related to share-based payment and stock option activity, and modified certain restrictions to our ability to repurchase our shares and pay dividends. Amendment Two modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply and limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021. Amendment Two also established a LIBOR floor of 1% and included a mechanism for adoption of a different benchmark rate in the event LIBOR is discontinued.

On December 10, 2018, we entered into the “2018 Agreement”. The 2018 Agreement has a term loan, the “2018 Term Loan” in the amount of $15.0 million, which replaced the previous term loan, the “2017 Term Loan”. As of June 27, 2020, $12.1 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of June 27, 2020, $40.0 million was available under the Revolving Credit Facility, of which $16.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

During the first quarter of fiscal year 2021, no borrowings were used for business acquisitions.

The allowable leverage ratio under the Credit Agreement for the first, second, third and fourth fiscal quarter of fiscal year 2021 is a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After fiscal 2021, the allowable leverage ratio is a maximum multiple of 3.0. The Credit Agreement provides that the trailing twelve-month pro forma EBITDA of an acquired business is included in the allowable leverage calculation.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the first quarter of fiscal year 2021. Our leverage ratio, as defined in the Credit Agreement, was 1.50 at June 27, 2020, compared with 1.53 at the end of fiscal year 2020.

Interest on the Revolving Credit Facility continues to accrue, at our election, at either the variable one-month LIBOR (subject to a 1% floor) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings of the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan with principal and interest payments made monthly. Unused fees accrue based on the average daily amount of unused credit available under the Credit Agreement. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio, as defined in the Credit Agreement.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 27,	June 29,
	2020	2019
Cash Provided by (Used in):
Operating Activities	$4,042	$874
Investing Activities	$(1,261)	$(1,262)
Financing Activities	$(2,721)	$379

Operating Activities: Net cash provided by operations was $4.0 million during the first quarter of fiscal year 2021 compared to $0.9 million of net cash provided by operating activities during the first quarter of fiscal year 2020. The year-over-year increase in cash provided by operations was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

•

Receivables: Accounts receivable decreased by a net amount of $3.1 million during the first quarter of fiscal year 2021. During the first quarter of fiscal year 2020, accounts receivable decreased by $0.8 million. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 27, 2020 and June 29, 2019:

	June 27,	June 29,
	2020	2019
Net Sales, for the last two fiscal months	$27,464	$30,061
Accounts Receivable, net	$27,849	$26,688
Days Sales Outstanding	61	53

•

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance remained flat during the first quarter of fiscal year 2021. Inventory increased $1.6 million during the first quarter of fiscal year 2020. The year-over-year change represents the timing of strategic purchases during the first quarter of fiscal year 2020 and the purchase of additional used equipment business inventory.

•

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $2.6 million during the first quarter of fiscal year 2021. Accounts payable decreased $1.4 million during the first quarter of fiscal year 2020. The decreases are largely due to the timing of inventory and other payments in the respective periods.

•

Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first quarter of fiscal year 2021, accrued compensation and other liabilities decreased by $0.3 million compared to a $1.3 million increase in the first quarter of fiscal year 2020. There was no significant change in any component of this line item during the first quarter of fiscal year 2021. The increase during the first quarter of fiscal year 2020 was due to the adoption of the new lease standard which amounted to $1.7 million in this line item.

•

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2021 and fiscal year 2020, income taxes payable decreased by $0.1 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first quarter of fiscal year 2021, we invested $1.3 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business. During the first quarter of fiscal year 2020, we invested $1.4 million in capital expenditures, that was used primarily for technology initiatives, assets for the Company’s rental business and customer-driven expansion of Service segment capabilities. The purchase of assets from GRS during the first quarter of fiscal year 2020 are included in our capital expenditures above for that prior year quarter.

Financing Activities: During the first quarter of fiscal year 2021, $0.4 million in cash was generated from the issuance of common stock. In addition, we used $1.3 million to reduce the balance on our revolving line of credit, $0.5 million for scheduled repayments of our term loan and $1.3 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the quarter which are shown as a repurchase of shares of our common stock.

During the first quarter of fiscal year 2020, we received $1.8 million from our Revolving Credit Facility, and $0.4 million in cash was generated from the issuance of common stock. In addition, we used $0.5 million for repayment of our term loan and used $1.3 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the quarter which are shown as a repurchase of shares of our common stock.

OUTLOOK

Encouragingly, Service demand strengthened through June and into July, although we are cautious with our outlook given the trend in new cases of COVID-19 across North America. For the second quarter of fiscal 2021, we expect Service revenue to grow modestly versus last fiscal year’s second quarter and anticipate improved gross margin. Distribution is likely to remain relatively unchanged sequentially.

We expect operating income to grow sequentially from the first quarter of fiscal 2021 by approximately $1 million and to be in the range of $2 million for our second quarter of fiscal 2021. Overall, we believe we are managing and navigating this pandemic well, while continuing to advance our technology in support of our growth and profitability strategy.

We revised our fiscal year 2021 income tax rate to range between 20% and 21% from the previous estimated range of 24% to 25%. This estimate includes Federal, various state, and Canadian income taxes and reflects the discrete tax benefit associated with share-based payment awards and stock option activity.

We anticipate total capital expenditures to be approximately $5.0 million to $5.5 million in fiscal 2021, with the majority of the capital expenditures planned for technology, growth-oriented opportunities within both of our operating segments, and rental pool assets. Maintenance and existing asset replacements are expected to be consistent with fiscal 2020 at approximately $1.0 million to $1.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of June 27, 2020, $40.0 million was available under our Revolving Credit Facility, of which $16.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The term loan is considered a fixed interest rate loan. As of June 27, 2020, $12.1 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1% floor) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first quarter of fiscal year 2021 for our Revolving Credit Facility ranged from 1.4% to 2.7%. Interest on outstanding borrowings of the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. On June 27, 2020, we had no hedging arrangements in place for our Revolving Credit Facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarters of fiscal year 2021 and 2020 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of the fiscal years 2021 and 2020, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 27, 2020, we had a foreign exchange contract, which matured in July 2020, outstanding in the notional amount of $4.0 million. The foreign exchange contract was renewed in July 2020 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first fiscal quarter of fiscal year 2021) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)		(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
03/29/20 - 04/25/20	194	(2)	$26.50	(2)	-	-

04/26/20 - 05/23/20	31,240	(2)	$26.29	(2)	-	-

05/24/20 - 06/27/20	16,387	(2)	$28.12	(2)	-	-

Total	47,821		$26.92		-	-

(1)

We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2021.

(2)

Shares withheld pursuant to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, to cover employee tax-withholding obligations upon vesting of restricted stock unit awards that vested and stock option exercises in the first quarter of fiscal year 2021. Amounts in column (b) reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1*	Amended and Restated Credit Facility Agreement Amendment 2, dated as of May 18, 2020, by and between Transcat, Inc. and Manufacturers and Traders Trust Company

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

	101.INS*	XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

	101.SCH*	XBRL Taxonomy Extension Schema Document

	101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 5, 2020	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2020	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)