Form 10-Q
period 2020-09-26
TRANSCAT INC
filed 2020-11-04
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 26, 2020

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of October 30, 2020 was 7,434,646.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Service Revenue	$24,554	$23,502	$47,521	$45,900
Distribution Sales	17,053	18,261	32,990	38,258
Total Revenue	41,607	41,763	80,511	84,158

Cost of Service Revenue	16,654	17,490	33,552	34,516
Cost of Distribution Sales	13,459	13,828	26,056	29,145
Total Cost of Revenue	30,113	31,318	59,608	63,661

Gross Profit	11,494	10,445	20,903	20,497

Selling, Marketing and Warehouse Expenses	4,291	4,231	8,365	8,703
General and Administrative Expenses	4,125	3,155	8,496	6,777
Total Operating Expenses	8,416	7,386	16,861	15,480

Operating Income	3,078	3,059	4,042	5,017

Interest and Other Expense, net	317	297	560	582

Income Before Income Taxes	2,761	2,762	3,482	4,435
Provision for Income Taxes	737	383	660	338

Net Income	$2,024	$2,379	$2,822	$4,097

Basic Earnings Per Share	$0.27	$0.32	$0.38	$0.56
Average Shares Outstanding	7,417	7,331	7,405	7,293

Diluted Earnings Per Share	$0.27	$0.32	$0.38	$0.55
Average Shares Outstanding	7,549	7,484	7,525	7,441

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Net Income	$2,024	$2,379	$2,822	$4,097

Other Comprehensive Income (Loss):
Currency Translation Adjustment	128	(66)	253	46
Other, net of tax effects	37	10	75	28
Total Other Comprehensive Income (Loss)	165	(56)	328	74

Comprehensive Income	$2,189	$2,323	$3,150	$4,171

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	September 26,	March 28,
	2020	2020
ASSETS
Current Assets:
Cash	$962	$499
Accounts Receivable, less allowance for doubtful accounts of $589 and $480 as of September 26, 2020 and March 28, 2020, respectively	27,647	30,952
Other Receivables	717	1,132
Inventory, net	13,685	14,180
Prepaid Expenses and Other Current Assets	2,369	1,697
Total Current Assets	45,380	48,460
Property and Equipment, net	21,475	20,833
Goodwill	41,773	41,540
Intangible Assets, net	6,737	7,977
Right To Use Asset, net	10,010	8,593
Other Assets	685	719
Total Assets	$126,060	$128,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,055	$11,947
Accrued Compensation and Other Liabilities	7,118	6,907
Income Taxes Payable	438	86
Current Portion of Long-Term Debt	2,024	1,982
Total Current Liabilities	20,635	20,922
Long-Term Debt	20,709	28,362
Deferred Tax Liabilities	3,072	3,025
Lease Liabilities	8,197	6,832
Other Liabilities	3,345	1,894
Total Liabilities	55,958	61,035

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,432,582 and 7,381,180 shares issued and outstanding as of September 26, 2020 and March 28, 2020, respectively	3,716	3,691
Capital in Excess of Par Value	18,453	17,929
Accumulated Other Comprehensive Loss	(682)	(1,010)
Retained Earnings	48,615	46,477
Total Shareholders' Equity	70,102	67,087
Total Liabilities and Shareholders' Equity	$126,060	$128,122

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Six Months Ended
	September 26,	September 28,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$2,822	$4,097
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	68	240
Deferred Income Taxes	47	10
Depreciation and Amortization	3,736	3,303
Provision for Accounts Receivable and Inventory Reserves	523	201
Stock-Based Compensation Expense	678	305
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	3,543	778
Inventory	623	(807)
Prepaid Expenses and Other Assets	(625)	(1,149)
Accounts Payable	(892)	(3,433)
Accrued Compensation and Other Liabilities	1,626	(475)
Income Taxes Payable	327	(236)
Net Cash Provided by Operating Activities	12,476	2,834

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,116)	(4,048)
Proceeds from Sale of Property and Equipment	-	184
Business Acquisitions, net of cash acquired	-	(452)
Payment of Holdbacks Related to Business Acquisition	-	(484)
Net Cash Used in Investing Activities	(3,116)	(4,800)

Cash Flows from Financing Activities:
(Repayments of) Proceeds from Revolving Credit Facility, net	(6,632)	4,598
Repayment of Term Loan	(979)	(938)
Issuance of Common Stock	474	1,372
Repurchase of Common Stock	(1,287)	(2,822)
Net Cash (Used in) Provided by Financing Activities	(8,424)	2,210

Effect of Exchange Rate Changes on Cash	(473)	(112)

Net Increase in Cash	463	132
Cash at Beginning of Period	499	788
Cash at End of Period	$962	$920

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$466	$491
Income Taxes, net	$332	$688

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 30, 2019	7,211	$3,605	$16,467	$(611)	$40,169	$59,630
Issuance of Common Stock	28	14	355	-	-	369
Repurchase of Common Stock	(55)	(27)	(561)	-	(758)	(1,346)
Stock-Based Compensation	120	60	143	-	-	203
Other Comprehensive Income	-	-	-	129	-	129
Net Income	-	-	-	-	1,718	1,718

Balance as of June 29, 2019	7,304	$3,652	$16,404	$(482)	$41,129	$60,703
Issuance of Common Stock	117	59	944	-	-	1,003
Repurchase of Common Stock	(63)	(32)	(443)	-	(1,001)	(1,476)
Stock-Based Compensation	-	-	102	-	-	102
Other Comprehensive Loss	-	-	-	(55)	-	(55)
Net Income	-	-	-	-	2,379	2,379

Balance as of September 28, 2019	7,358	$3,679	$17,007	$(537)	$42,507	$62,656

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 28, 2020	7,381	$3,691	$17,929	$(1,010)	$46,477	$67,087
Issuance of Common Stock	28	14	369	-	-	383
Repurchase of Common Stock	(48)	(24)	(579)	-	(684)	(1,287)
Stock-Based Compensation	50	25	287	-	-	312
Other Comprehensive Income	-	-	-	163	-	163
Net Income	-	-	-	-	798	798

Balance as of June 27, 2020	7,411	$3,706	$18,006	$(847)	$46,591	$67,456
Issuance of Common Stock	3	1	90	-	-	91
Stock-Based Compensation	18	9	357	-	-	366
Other Comprehensive Income	-	-	-	165	-	165
Net Income	-	-	-	-	2,024	2,024

Balance as of September 26, 2020	7,432	$3,716	$18,453	$(682)	$48,615	$70,102

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Per Unit Amounts)

(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat,” “we,” “us,” “our,” or the “Company”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

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

Revenue recognized from prior period performance obligations for the second quarter of the fiscal year ending March 28, 2020 (“fiscal year 2020”) was immaterial. As of September 26, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers (Topic 606), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of September 26, 2020 and March 28, 2020 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At September 26, 2020 and March 28, 2020, investment assets totaled $0.4 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for stock-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of fiscal year 2021 and fiscal year 2020, the Company recorded non-cash stock-based compensation expense of $0.7 million and $0.3 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million during each of the first six months of fiscal years 2021 and 2020. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during each of the first six months of fiscal years 2021 and 2020, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 26, 2020, the Company had a foreign exchange contract, which matured in October 2020, outstanding in the notional amount of $4.5 million. The foreign exchange contract was renewed in October 2020 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the second quarter of fiscal years 2021 and 2020, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the first six months of fiscal year 2021, the net additional common stock had no effect on the calculation of diluted earnings per share. For the first six months of fiscal year 2020, the net additional common stock had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Second Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Average Shares Outstanding – Basic	7,417	7,331	7,405	7,293
Effect of Dilutive Common Stock Equivalents	132	153	120	148
Average Shares Outstanding – Diluted	7,549	7,484	7,525	7,441
Anti-dilutive Common Stock Equivalents	38	25	56	25

Recently Issued Accounting Pronouncements:

Leases: In February 2016, the FASB issued ASU No. 2016-02, Leases (ASC Topic 842), which requires lessees to recognize substantially all leases on the balance sheet and disclose key information about leasing arrangements. The new standard establishes a right of use ("ROU") model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. As credit losses from the Company's trade receivables have not historically been significant, the Company does not expect adoption of the new standard to have a material impact on its consolidated financial statements.

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

Amendment Two modified the definition of the applicable rate used to determine interest charges on outstanding and unused borrowings under the Revolving Credit Facility and it amended the definition of permitted acquisitions to amend borrowings available under the Revolving Credit Facility for acquisitions. In addition, Amendment Two amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations associated with share-based payment and stock option activity, and modified certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two modified the leverage ratio and fixed charge coverage ratio covenants with which the Company is required to comply and limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021. Amendment Two also established a London Interbank Offered Rate (“LIBOR”) floor of 1% and included a mechanism for adoption of a different benchmark rate when LIBOR is discontinued.

On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million. As of September 26, 2020, $11.6 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of September 26, 2020, $40.0 million was available under the Revolving Credit Facility, of which $11.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first six quarter of fiscal year 2021, no borrowings were used for business acquisitions.

The allowable leverage ratio under the Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 is a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After the first quarter of fiscal 2022, the allowable leverage ratio is a maximum multiple of 3.0. The Credit Agreement provides that the trailing twelve-month pro forma EBITDA of an acquired business is included in the allowable leverage calculation.

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case (subject to a 1% floor), plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. Unused fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Company’s interest rate for the Revolving Credit Facility for the first six months of fiscal year 2021 ranged from 1.4% to 2.7%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the second quarter of fiscal year 2021. Our leverage ratio, as defined in the Credit Agreement, was 1.19 at September 26, 2020, compared with 1.53 at the end of fiscal year 2020.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a stock-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 26, 2020, 0.9 million shares of common stock were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefit related to stock-based compensation and stock option activity during the first six months of fiscal year 2021 and 2020 was $0.3 million and $0.8 million, respectively.

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

The Company achieved 79% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 31, 2018 and as a result, issued 49 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2021. The following table summarizes the non-vested restricted stock units outstanding as of September 26, 2020:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	September 26, 2020
April 2018	April 2018 – March 2021	1	$15.65	Time Vested
May 2018	April 2018 – March 2021	22	$15.30	90% of target level
May 2018	April 2018 – March 2021	22	$15.30	Time Vested
October 2018	October 2018 – September 2027	9	$20.81	Time Vested
March 2019	April 2019 – March 2022	23	$23.50	90% of target level
March 2019	April 2019 – March 2022	23	$23.50	Time Vested
August 2019	August 2019 – July 2022	1	$23.00	Time Vested
March 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – March 2023	46	$27.08	Time Vested
September 2020	September 2020 – September 2021	14	$28.52	Time Vested
September 2020	September 2020 –July 2023	4	$28.54	Time Vested
September 2020	September 2020 –July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested

Total expense relating to performance-based restricted stock units, based on grant date fair value and the achievement criteria, was $0.6 million and $0.3 million, respectively, in the first six months of fiscal years 2021 and 2020. As of September 26, 2020, unearned compensation to be recognized over the grants’ respective service periods totaled $2.6 million.

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

The following table summarizes the Company’s options as of and for the first six months of fiscal year 2021:

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	of	Price Per	Term (in	Intrinsic
	Shares	Share	years)	Value
Outstanding as of March 28, 2020	150	$14.63
Granted	20	$27.48
Exercised	(25)	$12.00
Forfeited	-	-
Redeemed	-	-
Outstanding as of September 26, 2020	145	$16.86	4	$1,787
Exercisable as of September 26, 2020	90	$17.01	2	$1,524

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2021 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 26, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was $0.1 million during the first six months of fiscal year 2021. Total expense related to stock options was less than $0.1 million during the first six months of fiscal year 2020. Total unrecognized compensation cost related to non-vested stock options as of September 26, 2020 was $0.2 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised in the first six months of fiscal years 2021 and 2020 was $0.3 million and $2.2 million, respectively. Cash received from the exercise of options in the first six months of fiscal years 2021 and 2020 was $0.3 million and $1.2 million, respectively.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Service and Distribution. The Company has no inter-segment sales. The following table presents segment information for the second quarter and first six months of fiscal years 2021 and 2020:

	Second Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
Revenue:
Service	$24,554	$23,502	$47,521	$45,900
Distribution	17,053	18,261	32,990	38,258
Total	41,607	41,763	80,511	84,158

Gross Profit:
Service	7,900	6,012	13,969	11,384
Distribution	3,594	4,433	6,934	9,113
Total	11,494	10,445	20,903	20,497

Operating Expenses:
Service (1)	4,923	4,175	9,863	8,809
Distribution (1)	3,493	3,211	6,998	6,671
Total	8,416	7,386	16,861	15,480

Operating Income:
Service (1)	2,977	1,837	4,106	2,575
Distribution (1)	101	1,222	(64)	2,442
Total	3,078	3,059	4,042	5,017

Unallocated Amounts:
Interest and Other Expense, net	317	297	560	582
Provision for Income Taxes	737	383	660	338
Total	1,054	680	1,220	920

Net Income	$2,024	$2,379	$2,822	$4,097

1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

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

The total purchase price paid for the assets of TTE was approximately $12.2 million. $1.2 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any. The following is a preliminary summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of TTE’s assets and liabilities acquired during the period presented:

		FY 2020
Goodwill		$6,751
Intangible Assets – Customer Base & Contracts		4,410
Intangible Assets – Covenant Not to Compete		120
		11,281
Plus:	Current Assets	928
	Non-Current Assets	261
Less:	Current Liabilities	(239)
Total Purchase Price		$12,231

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

(Unaudited)
Six Months Ended
September 28, 2019
Total Revenue	$88,018
Net Income	$4,313
Basic Earnings Per Share	$0.62
Diluted Earnings Per Share	$0.61

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

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of September 26, 2020, there was no contingent consideration or other holdback amounts unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the second quarter of fiscal year 2021 and fiscal year 2020, no contingent consideration or other holdback amounts were paid.

During each of the first six months of fiscal years 2021 and 2020, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

During our second quarter of fiscal year 2021, we achieved consolidated revenue of $41.6 million. This represented a decrease of 0.4% or $0.2 million versus the second quarter of fiscal year 2020. This decrease is due to the economic downturn from the COVID-19 pandemic that has impacted customer demand, especially in the Distribution segment.

Gross profit for the second quarter of fiscal year 2021 was $11.5 million, an increase of $1.1 million or 10.0% versus the second quarter of fiscal year 2020. Gross margin expanded by 260 basis points from 25.0% to 27.6%. The increase in gross profit and gross margin were positively affected by continued increases in productivity in the Service segment, strategic customer price increases, favorable changes in sales product and channel mix and various cost reduction efforts implemented in response to the COVID-19 pandemic.

Total operating expenses were $8.4 million, an increase of $1.0 million or 13.9% as compared to the second quarter of fiscal year 2020, as we continued to invest in our technology initiatives. Also, included in operating expenses during the second quarter of fiscal year 2021 were incremental operating expenses related to the acquisition of TTE, which we now and going forward refer to as pipettes.com. As a percentage of total revenue, operating expenses were 20.2%, up 250 basis points from 17.7% in the second quarter of fiscal year 2020.

Net income was $2.0 million, down 14.9% as compared to $2.4 million in the second quarter of fiscal year 2020. The decline in net income was due to higher operating income which was offset by higher provision for income taxes. The higher provision for income taxes was a result of decreased discrete income tax benefits related to stock-based awards.

The following table presents, for the second quarter and first six months of fiscal years 2021 and 2020, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 26,	September 28,	September 26,	September 28,
	2020	2019	2020	2019
As a Percentage of Total Revenue:
Service Revenue	59.0%	56.3%	59.0%	54.5%
Distribution Sales	41.0%	43.7%	41.0%	45.5%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	32.2%	25.6%	29.4%	24.8%
Distribution Gross Profit	21.1%	24.3%	21.0%	23.8%
Total Gross Profit	27.6%	25.0%	26.0%	24.4%

Selling, Marketing and Warehouse Expenses	10.3%	10.1%	10.4%	10.3%
General and Administrative Expenses	9.9%	7.6%	10.6%	8.1%
Total Operating Expenses	20.2%	17.7%	21.0%	18.4%

Operating Income	7.4%	7.3%	5.0%	6.0%

Interest and Other Expense, net	0.8%	0.7%	0.7%	0.7%

Income Before Income Taxes	6.6%	6.6%	4.3%	5.3%
Provision for Income Taxes	1.7%	0.9%	0.8%	0.4%

Net Income	4.9%	5.7%	3.5%	4.9%

SECOND QUARTER ENDED SEPTEMBER 26, 2020 COMPARED TO SECOND QUARTER ENDED

SEPTEMBER 28, 2019 (dollars in thousands):

Revenue:

	Second Quarter Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Revenue:
Service	$24,554	$23,502	$1,052	4.5%
Distribution	17,053	18,261	(1,208)	(6.6%)
Total	$41,607	$41,763	$(156)	(0.4%)

Total revenue decreased $0.2 million, or 0.4%, in our fiscal year 2021 second quarter compared to the prior year second quarter. Excluding acquired revenue of $2.2 million, organic revenue declined by 5.7%.

Service revenue, which accounted for 59.0% and 56.3% of our total revenue in the second quarter of fiscal years 2021 and 2020, respectively, increased 4.5% from the second quarter of fiscal year 2020 to the second quarter of fiscal year 2021. This year-over-year increase reflected new Life Science business and, combined with $1.2 million of incremental revenue from pipettes.com, more than offset reduced demand from other markets caused primarily by the COVID-19 pandemic. Excluding acquired revenue of $1.2 million, the Service segment had an organic revenue decline of 0.8%.

Our fiscal years 2021 and 2020 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2021		FY 2020
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	4.5%	2.5%	2.9%	7.8%	18.1%	15.9%

Within any fiscal year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides an indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2021 and 2020, as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2021		FY 2020
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$94,624	$93,572	$93,003	$92,309	$90,714	$87,114
Service Revenue Growth	4.3%	7.4%	10.7%	13.0%	13.5%	11.3%

The growth in Service segment revenue during the second quarter of fiscal year 2021 reflected acquisitions, while the growth in the second quarter of fiscal year 2020 reflected both organic growth and acquisitions.

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2021 and 2020:

	FY 2021		FY 2020
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.7%	82.9%	84.9%	82.9%	82.9%	83.3%
Outsourced	14.7%	15.6%	13.5%	15.6%	15.6%	15.1%
Freight Billed to Customers	1.6%	1.5%	1.6%	1.5%	1.5%	1.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 41.0% of our total revenue in the second quarter of fiscal year 2021 and 43.7% of our total revenue in the second quarter of fiscal year 2020. During the second quarter of fiscal year 2021, Distribution segment sales decreased 6.6% to $17.1 million. These results were impacted by the COVID-19 pandemic, with reduced demand from oil and gas related businesses and most other industrial manufacturing sectors. However, rental revenue increased by 1.2% to $1.3 million compared to the second quarter of fiscal year 2020.

Our fiscal years 2021 and 2020 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2021		FY 2020
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(6.6%)	(20.3%)	2.9%	3.5%	(3.8%)	15.4%

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

Our total pending product shipments at the end of the second quarter of fiscal year 2021 were $4.3 million, an increase of $0.1 million versus the end of the second quarter of fiscal year 2020 and a decrease of $0.1 million since March 28, 2020. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2021 and 2020:

	FY 2021		FY 2020
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$4,251	$3,890	$4,330	$3,743	$4,205	$4,115
% of Pending Product
Shipments that were Backorders	76.6%	75.8%	66.5%	77.6%	71.7%	77.2%

Gross Profit:

	Second Quarter Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Gross Profit:
Service	7,900	$6,012	$1,888	31.4%
Distribution	3,594	4,433	(839)	(18.9%)
Total	$11,494	$10,445	$1,049	10.0%

Total gross profit for the second quarter of fiscal year 2021 was $11.5 million, an increase of $1.1 million or 10.0% versus the second quarter of fiscal year 2020. Total gross margin was 27.6% in the second quarter of fiscal year 2021, up from 25.0% in the second quarter of fiscal year 2020, a 260 basis point expansion.

Service gross profit in the second quarter of fiscal year 2021 increased $1.9 million, or 31.4%, from the second quarter of fiscal year 2020. Service gross margin was 32.2% in the second quarter of fiscal year 2021, a 660 basis point increase versus the second quarter of fiscal year 2020. This increase in gross margin was primarily due to ongoing productivity improvements, cost controls, along with strategic pricing and a favorable mix of services performed.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2021		FY 2020
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	32.2%	26.4%	28.9%	22.0%	25.6%	24.0%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2021		FY 2020
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	21.1%	21.0%	23.2%	24.0%	24.3%	23.4%

Distribution segment gross margin was 21.1% in the second quarter of fiscal year 2021 versus 24.3% in the second quarter of fiscal year 2020, a 320 basis point decrease. The decrease in segment gross margin was primarily due to lower volume, less demand from core product sales and reduced cooperative advertising and rebate programs as certain vendors reduced these programs to lower their own costs.

Operating Expenses:

	Second Quarter Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,291	$4,231	$60	1.4%
General and Administrative	4,125	3,155	970	30.7%
Total	$8,416	$7,386	$1,030	13.9%

Total operating expenses were $8.4 million in the second quarter of fiscal year 2021 versus $7.4 million during the second quarter of fiscal year 2020. The year-over-year increase in selling, marketing and warehouse expenses is due to incremental costs related to the acquisition of pipettes.com, especially increased acquisition related amortization expense offset by reduced sales incentives and direct marketing costs. The increase in general and administrative expenses includes incremental expenses related to the acquisition of pipettes.com and increased expenses related to our continued investment in technology and operational infrastructure. As a percentage of total revenue, operating expenses were 20.2% in the second quarter of fiscal year 2021, up from 17.7% in the second quarter of fiscal year 2020, an increase of 250 basis points.

Income Taxes:

	Second Quarter Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Provision for Income Taxes	$737	$383	$354	92.4%

Our effective tax rates for the second quarter of fiscal years 2021 and 2020 were 26.7% and 13.9%, respectively. The increase in our tax rate is due to the decreased discrete tax benefits from stock-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to stock-based compensation activity in the second quarter of fiscal years 2021 and 2020, were less than $0.1 million and $0.3 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2021 effective tax rate to be approximately 22.0% to 23.0%.

Net Income:

	Second Quarter Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Net Income	$2,024	$2,379	$(355)	(14.9%)

Net income for the second quarter of fiscal year 2021 was $2.0 million, a decrease of $0.4 million or 14.9% versus the second quarter of fiscal year 2020. The decrease is primarily due to increased operating income offset by increased provision for income taxes.

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

Adjusted EBITDA is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of net income and, therefore, should not be used in isolation of, rather in conjunction with, the GAAP measure. Adjusted EBITDA, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	Second Quarter Ended
	September 26,	September 28,
	2020	2019
Net Income	$2,024	$2,379
+ Interest Expense	233	243
+ Other Expense	84	54
+ Tax Provision	737	383
Operating Income	3,078	3,059
+ Depreciation & Amortization	1,863	1,681
+ Other (Expense)	(84)	(54)
+ Noncash Stock Compensation	366	102
Adjusted EBITDA	$5,223	$4,788

Total Adjusted EBITDA for the second quarter of fiscal year 2021 was $5.2 million versus $4.8 million during the second quarter of fiscal year 2020, a $0.4 million or 9.1% increase. As a percentage of revenue, Adjusted EBITDA was 12.6% for the second quarter of fiscal year 2021 and 11.5% for the second quarter of fiscal year 2020. The difference between the fiscal year 2021 second quarter increase in Adjusted EBITDA and the decrease in net income was primarily driven by increased non-cash stock compensation expense, provision for income taxes and depreciation and amortization.

SIX MONTHS ENDED SEPTEMBER 26, 2020 COMPARED TO SIX MONTHS ENDED SEPTEMBER 28, 2019 (dollars in thousands):

Revenue:

	Six Months Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Revenue:
Service	$47,521	$45,900	$1,621	3.5%
Distribution	32,990	38,258	(5,268)	(13.8%)
Total	$80,511	$84,158	$(3,647)	(4.3%)

Service revenue, which accounted for 59.0% of our total revenue during the first six months of fiscal year 2021 and 54.5% of our total revenue during the first six months of fiscal year 2020, increased $1.6 million, or 3.5%, from the first six months of fiscal year 2020 to the first six months of fiscal year 2021. This year-over-year increase reflected increased demand from the Life Sciences market and, combined with $2.2 million of incremental revenue from pipettes.com, more than offset reduced demand from other markets caused primarily by the COVID-19 pandemic.

Distribution sales accounted for 41.0% and 45.5% of our total revenue in the first six months of fiscal years 2021 and 2020, respectively. For the first six months of fiscal year 2021, Distribution sales decreased $5.3 million, or 13.8%, compared to the first six months of fiscal year 2020. These results were impacted by the COVID-19 pandemic, with reduced demand from oil and gas related businesses and most other industrial manufacturing sectors. In addition, rental revenue decreased by 8.2% to $2.3 million compared to the first six months of fiscal year 2020.

Gross Profit:

	Six Months Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Gross Profit:
Service	$13,969	$11,384	$2,585	22.7%
Distribution	6,934	9,113	(2,179)	(23.9%)
Total	$20,903	$20,497	$406	2.0%

Total gross profit for the first six months of fiscal year 2021 was $20.9 million, an increase of $0.4 million or 2.0% versus the first six months of fiscal year 2020. Total gross margin was 26.0%, a 160 basis points increase compared to 24.4% in the first six months of fiscal year 2020. This increase in gross margin was primarily due to increased Service revenues, primarily from pipettes.com, and ongoing productivity improvements in the Service segment which more than offset a decrease in Distribution gross profit from lower Distribution sales.

Operating Expenses:

	Six Months Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$8,365	$8,703	$(338)	(3.9%)
General and Administrative	8,496	6,777	1,719	25.4%
Total	$16,861	$15,480	$1,381	8.9%

Total operating expenses for the first six months of fiscal year 2021 were $16.9 million, an increase of $1.4 million or 8.9% versus the first six months of fiscal year 2020. The year-over-year decrease in selling, marketing and warehouse expenses is due to sales incentives and direct marketing costs offset by increased expenses related to the acquisition of pipettes.com, especially acquisition related amortization expense. The increase in general and administrative expenses includes incremental increased expenses related to our continued investment in technology infrastructure, increased expenses related to the acquisition of pipettes.com and approximately $0.4 million of severance expenses. As a percentage of total revenue, operating expenses during the first six months of fiscal year 2021 were 20.9%, compared to 18.4% in the first six months of fiscal year 2020, an increase of 250 basis points.

Provision for Income Taxes:

	Six Months Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Provision for Income Taxes	$660	$338	$322	95.3%

Our effective tax rates for the first six months of fiscal years 2021 and 2020 were 19.0% and 7.6%, respectively. The increase in our tax rate is due to the decreased discrete tax benefits from stock-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to stock-based compensation activity in the first six months of fiscal years 2021 and 2020 were $0.3 million and $0.8 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2021 effective tax rate to be approximately 22.0% to 23.0%.

Net Income:

	Six Months Ended		Change
	September 26,	September 28,
	2020	2019	$	%
Net Income	$2,822	$4,097	$(1,275)	(31.1%)

Net income for the first six months of fiscal year 2021 was $2.8 million, a decrease of $1.3 million or 31.1% versus the first six months of fiscal year 2020. The year over year decrease in net income is due to lower operating income and an increase in provision for income taxes.

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

Adjusted EBITDA is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of net income and, therefore, should not be used in isolation of, rather in conjunction with, the GAAP measure. Adjusted EBITDA, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	Six Months Ended
	September 26,	September 28,
	2020	2019
Net Income	$2,822	$4,097
+ Interest Expense	457	487
+ Other Expense	103	95
+ Tax Provision	660	338
Operating Income	4,042	5,017
+ Depreciation & Amortization	3,734	3,303
+ Restructuring Expense	360	-
+ Other (Expense) Income	(103)	105
+ Noncash Stock Compensation	679	305
Adjusted EBITDA	$8,712	$8,730

During the first six months of fiscal year 2021, Adjusted EBITDA was $8.7 million, which is flat versus the first six months of fiscal year 2020. As a percentage of revenue, Adjusted EBITDA was 10.8% for the first six months of fiscal year 2021 and 10.4% for the first six months of fiscal year 2020.

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

Amendment Two modified the definition of applicable rate used to determine interest charges on outstanding and unused borrowings under the Revolving Credit Facility and it amended the definition of permitted acquisitions to amend borrowings available under the Revolving Credit Facility for acquisitions. In addition, Amendment Two amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations related to stock-based payment and stock option activity, and modified certain restrictions to our ability to repurchase our shares and pay dividends. Amendment Two modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply and limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021. Amendment Two also established a LIBOR floor of 1% and included a mechanism for adoption of a different benchmark rate when LIBOR is discontinued.

On December 10, 2018, we entered into the 2018 Agreement that has the 2018 Term Loan in the amount of $15.0 million, which replaced the previous 2017 Term Loan. As of September 26, 2020, $11.6 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of September 26, 2020, $40.0 million was available under the Revolving Credit Facility, of which $11.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

During the second quarter of fiscal year 2021, no borrowings were used for business acquisitions.

The allowable leverage ratio under the Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021, and the first quarter of fiscal year 2022 is a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After the first quarter of fiscal 2022, the allowable leverage ratio is a maximum multiple of 3.0. The Credit Agreement provides that the trailing twelve-month pro forma EBITDA of an acquired business is included in the allowable leverage calculation.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the second quarter of fiscal year 2021. Our leverage ratio, as defined in the Credit Agreement, was 1.19 at September 26, 2020, compared with 1.53 at the end of fiscal year 2020.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Six Months Ended
	September 26,	September 28,
	2020	2019
Cash Provided by (Used in):
Operating Activities	$12,476	$2,834
Investing Activities	$(3,116)	$(4,800)
Financing Activities	$(8,424)	$2,210

Operating Activities: Net cash provided by operating activities was $12.5 million during the first six months of fiscal year 2021 compared to $2.8 million during the first six months of fiscal year 2020. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

•

Receivables: Accounts receivable decreased by a net amount of $3.3 million during the first six months of fiscal year 2021. During the first six months of fiscal year 2020, accounts receivable decreased by $0.8 million. The year-over-year variation primarily reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of September 26, 2020 and September 28, 2019:

	September 26,	September 28,
	2020	2019
Net Sales, for the last two fiscal months	$30,036	$30,139
Accounts Receivable, net	$27,647	$26,699
Days Sales Outstanding	55	53

•

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $0.5 million during the first six months of fiscal year 2021. Inventory increased $1.0 million during the first six months of fiscal year 2020.

•

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $0.9 million during the first six months of fiscal year 2021. Accounts payable decreased $3.4 million during the first six months of fiscal year 2020. The decreases are largely due to the timing of inventory and other payments in the respective periods.

•

Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first six months of fiscal year 2021, accrued compensation and other liabilities increased by $0.2 million compared to a $0.8 million increase in the first six months of fiscal year 2020. There was no significant change in any component of this line item during respective periods.

•

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first six months of fiscal year 2021, income taxes payable increased by $0.4 million whereas in the first six months of fiscal year 2020, income taxes payable decreased by $0.2 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first six months of fiscal year 2021, we invested $3.1 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first six months of fiscal year 2020, we invested $4.0 million in capital expenditures, that was also largely used primarily for assets for our rental business and customer-driven expansion of Service segment capabilities. The purchase of assets from GRS during the first six months of fiscal year 2020 are included in our capital expenditures above for that prior year period.

During the first six months of fiscal year 2021, we did not use any funds for business acquisitions. During the first six months of fiscal year 2020, we used $0.5 million for a business acquisition.

Financing Activities: During the first six months of fiscal year 2021, $0.5 million in cash was generated from the issuance of common stock. In addition, we used $6.6 million to reduce the balance on our Revolving Credit Facility, $1.0 million for scheduled repayments of our term loan and $1.3 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the quarter which are shown as a repurchase of shares of our common stock.

During the first six months of fiscal year 2020, we received $4.6 million from our Revolving Credit Facility, and $1.4 million in cash was generated from the issuance of common stock. We used $0.9 million for repayment of our term loan and $2.8 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the quarter which are shown as a repurchase of shares of our common stock.

OUTLOOK

The results of the second quarter were strong and we are pleased with the significant progress made in our Service margin expansion initiatives. Our balance sheet is solid and the acquisition pipeline is active. Additionally, we believe our new customer pipeline positions us well for strong organic growth when we pull through these current challenging times. We are equally focused on continuing to advance our initiatives aimed at further enhancing our Service business, which includes additional technology deployments to drive productivity.

As we head into the winter months, we remain cautious given the high degree of uncertainty that still exists in today’s COVID-19 impacted economic environment. For the third quarter of fiscal 2021, we expect Service revenue to grow modestly versus last fiscal year’s third quarter, and we anticipate solid improvement in gross margin year-over-year. Distribution is likely to continue to be negatively impacted by the current economic environment. We expect operating income for the third quarter of fiscal 2021 to be similar to the third quarter of fiscal 2020.

We revised our fiscal year 2021 income tax rate to range between 22% and 23% from the previous estimated range of 20% to 21%. This estimate includes Federal, various state, and Canadian income taxes and reflects the discrete tax benefit associated with stock-based payment awards and stock option activity. The increase is due to increased estimated profitability that has exceeded previous estimates.

We increased our capital expenditure expectations for fiscal 2021 to a range of $5.5 million to $6.5 million, up from the previously provided range of $5.0 to $5.5 million.. The majority of the capital expenditures planned are for technology, growth-oriented opportunities within both of our operating segments, and rental pool assets. Maintenance and existing asset replacements are expected to be consistent with fiscal 2020 at approximately $1.0 million to $1.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant on our variable rate Revolving Credit Facility. As of September 26, 2020, $40.0 million was available under our Revolving Credit Facility, of which $11.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The term loan is considered a fixed interest rate loan. As of September 26, 2020, $11.6 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1% floor) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first six months of fiscal year 2021 for our Revolving Credit Facility ranged from 1.4% to 2.7%. Interest on outstanding borrowings of the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. On September 26, 2020, we had no hedging arrangements in place for our Revolving Credit Facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first six months of fiscal years 2021 and 2020 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first six months of each of the fiscal years 2021 and 2020, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 26, 2020, we had a foreign exchange contract, which matured in October 2020, outstanding in the notional amount of $4.5 million. The foreign exchange contract was renewed in October 2020 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second fiscal quarter of fiscal year 2021) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

	(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 4, 2020	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020	/s/ Michael J. Tschiderer
Michael J. Tschiderer
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)