Form 10-Q
period 2020-12-26
TRANSCAT INC
filed 2021-02-03
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 26, 2020

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of January 29, 2021 was 7,445,797.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Service Revenue	$24,776	$22,087	$72,297	$67,987
Distribution Sales	19,286	21,092	52,276	59,350
Total Revenue	44,062	43,179	124,573	127,337

Cost of Service Revenue	17,861	17,221	51,413	51,737
Cost of Distribution Sales	14,956	16,030	41,012	45,175
Total Cost of Revenue	32,817	33,251	92,425	96,912

Gross Profit	11,245	9,928	32,148	30,425

Selling, Marketing and Warehouse Expenses	4,675	4,463	13,040	13,166
General and Administrative Expenses	4,051	3,374	12,547	10,151
Total Operating Expenses	8,726	7,837	25,587	23,317

Operating Income	2,519	2,091	6,561	7,108

Interest and Other Expense, net	219	194	779	776

Income Before Income Taxes	2,300	1,897	5,782	6,332
Provision for Income Taxes	539	420	1,199	758

Net Income	$1,761	$1,477	$4,583	$5,574

Basic Earnings Per Share	$0.24	$0.20	$0.62	$0.76
Average Shares Outstanding	7,437	7,367	7,415	7,316

Diluted Earnings Per Share	$0.23	$0.20	$0.61	$0.75
Average Shares Outstanding	7,580	7,557	7,532	7,470

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019

Net Income	$1,761	$1,477	$4,583	$5,574

Other Comprehensive Income:
Currency Translation Adjustment	251	73	505	119
Other, net of tax effects	21	22	95	48
Total Other Comprehensive Income	272	95	600	167

Comprehensive Income	$2,033	$1,572	$5,183	$5,741

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 26,	March 28,
	2020	2020
ASSETS
Current Assets:
Cash	$1,034	$499
Accounts Receivable, less allowance for doubtful accounts of $640 and $480 as of December 26, 2020 and March 28, 2020, respectively	30,562	30,952
Other Receivables	860	1,132
Inventory, net	12,437	14,180
Prepaid Expenses and Other Current Assets	2,317	1,697
Total Current Assets	47,210	48,460
Property and Equipment, net	21,292	20,833
Goodwill	43,945	41,540
Intangible Assets, net	7,325	7,977
Right Of Use Assets, net	10,205	8,593
Other Assets	793	719
Total Assets	$130,770	$128,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$9,844	$11,947
Accrued Compensation and Other Liabilities	7,856	6,907
Income Taxes Payable	289	86
Current Portion of Long-Term Debt	2,046	1,982
Total Current Liabilities	20,035	20,922
Long-Term Debt	22,317	28,362
Deferred Tax Liabilities	3,100	3,025
Lease Liabilities	8,753	6,832
Other Liabilities	4,058	1,894
Total Liabilities	58,263	61,035

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,441,571 and 7,381,180 shares issued and outstanding as of December 26, 2020 and March 28, 2020, respectively	3,721	3,691
Capital in Excess of Par Value	18,820	17,929
Accumulated Other Comprehensive Loss	(410)	(1,010)
Retained Earnings	50,376	46,477
Total Shareholders' Equity	72,507	67,087
Total Liabilities and Shareholders' Equity	$130,770	$128,122

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 26,	December 28,
	2020	2019
Cash Flows from Operating Activities:
Net Income	$4,583	$5,574
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	65	253
Deferred Income Taxes	75	22
Depreciation and Amortization	5,596	4,951
Provision for Accounts Receivable and Inventory Reserves	699	311
Stock-Based Compensation	875	610
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	902	398
Inventory	2,072	341
Prepaid Expenses and Other Assets	(678)	(689)
Accounts Payable	(2,103)	(3,679)
Accrued Compensation and Other Liabilities	3,391	347
Income Taxes Payable	170	(204)
Net Cash Provided by Operating Activities	15,647	8,235

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(4,295)	(5,001)
Proceeds from Sale of Property and Equipment	-	184
Business Acquisitions, net of cash acquired	(3,447)	(452)
Payment of Holdbacks Related to Business Acquisitions	-	(864)
Net Cash Used in Investing Activities	(7,742)	(6,133)

Cash Flows from Financing Activities:
(Repayments of) Proceeds from Revolving Credit Facility, net	(4,504)	122
Proceeds from Term Loan	-	-
Repayments of Term Loan	(1,477)	(1,416)
Issuance of Common Stock	649	1,625
Repurchase of Common Stock	(1,287)	(2,822)
Net Cash Used in Financing Activities	(6,619)	(2,491)

Effect of Exchange Rate Changes on Cash	(751)	(195)

Net Increase (Decrease) in Cash	535	(584)
Cash at Beginning of Period	499	788
Cash at End of Period	$1,034	$204

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$679	$723
Income Taxes	$1,018	$944

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 30, 2019	7,211	$3,605	$16,467	$(611)	$40,169	$59,630
Issuance of Common Stock	28	14	355	-	-	369
Repurchase of Common Stock	(55)	(27)	(561)	-	(758)	(1,346)
Stock-Based Compensation	120	60	143	-	-	203
Other Comprehensive Income	-	-	-	129	-	129
Net Income	-	-	-	-	1,718	1,718
Balance as of June 29, 2019	7,304	$3,652	$16,404	$(482)	$41,129	$60,703

Issuance of Common Stock	117	59	944	-	-	1,003
Repurchase of Common Stock	(63)	(32)	(443)	-	(1,001)	(1,476)
Stock-Based Compensation	-	-	102	-	-	102
Other Comprehensive (Loss)	-	-	-	(55)	-	(55)
Net Income	-	-	-	-	2,379	2,379
Balance as of September 28, 2019	7,358	$3,679	$17,007	$(537)	$42,507	$62,656

Issuance of Common Stock	18	9	244	-	-	253
Stock-Based Compensation	-	-	305	-	-	305
Other Comprehensive Income	-	-	-	93	-	93
Net Income	-	-	-	-	1,477	1,477
Balance as of December 28, 2019	7,376	$3,688	$17,556	$(444)	$43,984	$64,784

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 28, 2020	7,381	$3,691	$17,929	$(1,010)	$46,477	$67,087
Issuance of Common Stock	28	14	369	-	-	383
Repurchase of Common Stock	(48)	(24)	(579)	-	(684)	(1,287)
Stock-Based Compensation	50	25	287	-	-	312
Other Comprehensive Income	-	-	-	163	-	163
Net Income	-	-	-	-	798	798
Balance as of June 27, 2020	7,411	$3,706	$18,006	$(847)	$46,591	$67,456

Issuance of Common Stock	3	1	90	-	-	91
Stock-Based Compensation	18	9	357	-	-	366
Other Comprehensive Income	-	-	-	165	-	165
Net Income	-	-	-	-	2,024	2,024
Balance as of September 26, 2020	7,432	$3,716	$18,453	$(682)	$48,615	$70,102

Issuance of Common Stock	9	5	170	-	-	175
Stock-Based Compensation	-	-	197	-	-	197
Other Comprehensive Income	-	-	-	272	-	272
Net Income	-	-	-	-	1,761	1,761
Balance as of December 26, 2020	7,441	$3,721	$18,820	$(410)	$50,376	$72,507

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

Revenue recognized from prior period performance obligations for the third quarter of the fiscal year ending March 27, 2021 (“fiscal year 2021”) was immaterial. As of December 26, 2020, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”), Revenue from Contracts with Customers (Topic 606), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of December 26, 2020 and March 28, 2020 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At December 26, 2020 and March 28, 2020, investment assets totaled $0.5 million and $0.4 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation expense related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for stock-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal year 2021 and fiscal year 2020, the Company recorded non-cash stock-based compensation expense of $0.9 million and $0.6 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency loss was less than $0.1 million during the first nine months of each of fiscal years 2021 and 2020. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.1 million during the first nine months of fiscal year 2021 and a loss of $0.1 million during the first nine months of fiscal year 2020, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 26, 2020, the Company had a foreign exchange contract, which matured in January 2021, outstanding in the notional amount of $4.5 million. The foreign exchange contract was renewed in January 2021 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the third quarter of fiscal year 2021, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. For the third quarter of fiscal year 2020, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the first nine months of each of fiscal years 2021 and 2020, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	Third Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Average Shares Outstanding – Basic	7,437	7,367	7,415	7,316
Effect of Dilutive Common Stock Equivalents	143	190	117	154
Average Shares Outstanding – Diluted	7,580	7,557	7,532	7,470
Anti-dilutive Common Stock Equivalents	-	35	30	35

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

Credit Losses: In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. As credit losses from the Company's trade receivables have not historically been significant, the Company does not expect adoption of the new standard to have a material impact on its consolidated financial statements.

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

Amendment Two modified the definition of the applicable rate used to determine interest charges on outstanding and unused borrowings under the Revolving Credit Facility and it amended the definition of permitted acquisitions to amend borrowings available under the Revolving Credit Facility for acquisitions. In addition, Amendment Two amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations associated with share-based payment and stock option activity, and modified certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two modified the leverage ratio and fixed charge coverage ratio covenants with which the Company is required to comply for the fiscal year ending March 27, 2021. Amendment Two also established a London Interbank Offered Rate (“LIBOR”) floor of 1% and included a mechanism for adoption of a different benchmark rate when LIBOR is discontinued. During the third quarter of fiscal year 2021, Manufacturers and Traders Trust Company eliminated the prior requirement included in Amendment Two that limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021.

On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million. As of December 26, 2020, $11.1 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of December 26, 2020, $40.0 million was available under the Revolving Credit Facility, of which $13.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first nine months of fiscal year 2021, $3.4 million of borrowings were used for business acquisitions.

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

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case (subject to a 1% floor), plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. Unused fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Company’s interest rate for the Revolving Credit Facility for the first nine months of fiscal year 2021 ranged from 1.4% to 2.7%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the third quarter of fiscal year 2021. Our leverage ratio, as defined in the Credit Agreement, was 1.24 at December 26, 2020, compared with 1.53 at the end of fiscal year 2020.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a stock-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 26, 2020, 0.9 million shares of common stock were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefit related to stock-based compensation and stock option activity during the first nine months of fiscal year 2021 and 2020 was $0.3 million and $0.9 million, respectively.

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

The Company achieved 79% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 31, 2018 and as a result, issued 49 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2021. The following table summarizes the non-vested restricted stock units outstanding as of December 26, 2020:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	December 26, 2020
April 2018	April 2018 – March 2021	1	$15.65	Time Vested
May 2018	April 2018 – March 2021	22	$15.30	55% of target level
May 2018	April 2018 – March 2021	22	$15.30	Time Vested
October 2018	October 2018 – September 2027	8	$20.81	Time Vested
March 2019	April 2019 – March 2022	23	$23.50	55% of target level
March 2019	April 2019 – March 2022	23	$23.50	Time Vested
August 2019	August 2019 – August 2022	1	$23.00	Time Vested
March 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – March 2023	46	$27.08	Time Vested
September 2020	September 2020 – September 2021	14	$28.52	Time Vested
September 2020	September 2020 –July 2023	4	$28.54	Time Vested
September 2020	September 2020 –July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.7 million and $0.6 million, respectively, in the first nine months of fiscal years 2021 and 2020. As of December 26, 2020, unearned compensation to be recognized over the grants’ respective service periods totaled $2.1 million.

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

The following table summarizes the Company’s options as of and for the first nine months of fiscal year 2021:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in years)	Value
Outstanding as of March 28, 2020	150	$14.63
Granted	20	$27.48
Exercised	(30)	$12.75
Forfeited	-	-
Redeemed	-	-
Outstanding as of December 26, 2020	140	$16.87	3	$2,263
Exercisable as of December 26, 2020	85	$17.04	2	$1,788

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2021 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 26, 2020. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was $0.1 million during the first nine months of each of fiscal years 2021 and 2020. Total unrecognized compensation cost related to non-vested stock options as of December 26, 2020 was $0.2 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal years 2021 and 2020 was $0.3 million and $3.5 million, respectively. Cash received from the exercise of options in the first nine months of fiscal years 2021 and 2020 was $0.4 million and $1.4 million, respectively.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Distribution and Service. The Company has no inter-segment sales. The following table presents segment information for the third quarter and first nine months of fiscal years 2021 and 2020:

	Third Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
Revenue:
Service	$24,776	$22,087	$72,297	$67,987
Distribution	19,286	21,092	52,276	59,350
Total	44,062	43,179	124,573	127,337

Gross Profit:
Service	6,915	4,866	20,884	16,250
Distribution	4,330	5,062	11,264	14,175
Total	11,245	9,928	32,148	30,425

Operating Expenses:
Service (1)	4,959	4,378	14,822	13,187
Distribution (1)	3,767	3,459	10,765	10,130
Total	8,726	7,837	25,587	23,317

Operating Income:
Service	563	488	6,062	3,063
Distribution	1,956	1,603	499	4,045
Total	2,519	2,091	6,561	7,108

Unallocated Amounts:
Interest and Other Expense, net	219	194	779	776
Provision for Income Taxes	539	420	1,199	758
Total	758	614	1,978	1,534

Net Income	$1,761	$1,477	$4,583	$5,574

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

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

BioTek: Effective December 16, 2020, Transcat acquired substantially all of the assets of BioTek Services, Inc. (“BioTek”), a Virginia based provider of pipette calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities. BioTek’s focus on pipettes complements the current offerings Transcat provides to the Life Science sector.

100% of the goodwill and intangible assets relating to the BioTek acquisition has been allocated to the Service segment. Intangible assets related to the BioTek acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the BioTek acquisition is deductible for tax purposes.

The total purchase price paid for the assets of BioTek was approximately $3.4 million. $0.4 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any. The following is a preliminary summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of BioTek’s assets and liabilities acquired during the period presented:

		FY 2021
Goodwill		$1,927
Intangible Assets – Customer Base & Contracts		1,066
Intangible Assets – Covenant Not to Compete		100
		3,093
Plus:	Current Assets	406
	Non-Current Assets	8
Less:	Current Liabilities	(60)
Total Purchase Price		$3,447

TTE: Effective, February 21, 2020, Transcat acquired substantially all of the assets of TTE Laboratories, Inc. (“TTE") a Boston, MA-based provider of pipette calibration services and equipment. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities. TTE’s focus on pipettes complements the current offerings Transcat provides to the life science sector. We will refer to TTE as “pipettes.com”.

75% of the goodwill and intangible assets relating to the pipettes.com acquisition has been allocated to the Service segment with the remaining 25% allocated to the Distribution segment. Intangible assets related to the pipettes.com acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the pipettes.com acquisition is deductible for tax purposes.

The total purchase price paid for the assets of pipettes.com was approximately $12.2 million. $1.2 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of pipettes.com assets and liabilities acquired during the period presented:

		FY 2021
Goodwill		$6,751
Intangible Assets – Customer Base & Contracts		4,410
Intangible Assets – Covenant Not to Compete		120
		11,281
Plus:	Current Assets	928
	Non-Current Assets	261
Less:	Current Liabilities	(239)
Total Purchase Price		$12,231

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of pipettes.com and BioTek had occurred at the beginning of fiscal year 2020. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transaction had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended
	December 26, 2020	December 28, 2019
Total Revenue	$126,121	$135,115
Net Income	$4,843	$6,493
Basic Earnings Per Share	$0.65	$0.89
Diluted Earnings Per Share	$0.64	$0.87

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

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of December 26, 2020, there was $0.1 million of other holdback amounts unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the third quarter of each of fiscal year 2021 and fiscal year 2020, no contingent consideration or other holdback amounts were paid.

During each of the first nine months of fiscal years 2021 and 2020, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “intends,” “could,” “plans,” “may” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the impact of the COVID-19 pandemic on our business, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors’ abilities to provide desired inventory, our current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 28, 2020. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

RESULTS OF OPERATIONS

During the third quarter of fiscal year 2021, we recorded consolidated revenue of $44.1 million. This represented an increase of $0.9 million or 2.0% versus the third quarter of fiscal year 2020. Revenue growth was primarily due to our Service segment, which increased 12.2% or $2.7 million to $24.8 million. Our Distribution segment showed a sales decrease of 8.6% to $19.3 million. This decrease is due to the economic downturn from the COVID-19 pandemic that has impacted customer demand.

Gross profit for the third quarter of fiscal year 2021 was $11.2 million, an increase of $1.3 million or 13.3% versus the third quarter of fiscal year 2020. In addition, gross margin expanded by 250 basis points to 25.5% from 23.0%. The increase in gross profit and gross margin were positively affected by continued increases in productivity in the Service segment, strategic customer price increases, favorable changes in sales product and channel mix and various cost reduction efforts implemented in response to the COVID-19 pandemic.

Total operating expenses were $8.7 million, an increase of $0.9 million or 11.3% as compared to the third quarter of fiscal year 2020, as we continued to invest in our technology initiatives. Also, included in operating expenses during the third quarter of fiscal year 2021 were incremental operating expenses related to the acquisition of pipettes.com and BioTek which closed in December 2020. As a percentage of total revenue, operating expenses were 19.8%, up 160 basis points from 18.2% in the third quarter of fiscal year 2020.

Net income was $1.8 million, a 19.2% increase as compared to $1.5 million in the third quarter of fiscal year 2020. The increase in net income was due to higher operating income which was offset by higher provision for income taxes. The higher provision for income taxes was a result of decreased discrete income tax benefits related to stock-based awards.

The following table presents, for the third quarter and first nine months of fiscal years 2021 and 2020, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 26,	December 28,	December 26,	December 28,
	2020	2019	2020	2019
As a Percentage of Total Revenue:
Service Revenue	56.2%	51.2%	58.0%	53.4%
Distribution Sales	43.8%	48.8%	42.0%	46.6%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	27.9%	22.0%	28.9%	23.9%
Distribution Gross Profit	22.5%	24.0%	21.5%	23.9%
Total Gross Profit	25.5%	23.0%	25.8%	23.9%

Selling, Marketing and Warehouse Expenses	10.6%	10.3%	10.5%	10.3%
General and Administrative Expenses	9.2%	7.9%	10.0%	8.0%
Total Operating Expenses	19.8%	18.2%	20.5%	18.3%

Operating Income	5.7%	4.8%	5.3%	5.6%

Interest and Other Expense, net	0.5%	0.4%	0.6%	0.6%

Income Before Income Taxes	5.2%	4.4%	4.7%	5.0%
Provision for Income Taxes	1.2%	1.0%	1.0%	0.6%

Net Income	4.0%	3.4%	3.7%	4.4%

THIRD QUARTER ENDED DECEMBER 26, 2020 COMPARED TO THIRD QUARTER ENDED DECEMBER 28, 2019 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Revenue:
Service	$24,776	$22,087	$2,689	12.2%
Distribution	19,286	21,092	(1,806)	(8.6%)
Total	$44,062	$43,179	$883	2.0%

Total revenue increased $0.9 million, or 2.0%, in our fiscal year 2021 third quarter compared to the prior year third quarter. Excluding acquired revenue of $2.1 million, organic revenue declined by 3.0%.

Service revenue, which accounted for 56.2% and 51.2% of our total revenue in the third quarter of fiscal years 2021 and 2020, respectively, increased 12.2% from the third quarter of fiscal year 2020 to the third quarter of fiscal year 2021. This year-over-year increase reflected new Life Science business and, combined with $1.4 million of incremental revenue from pipettes.com and BioTek, more than offset reduced demand from other markets caused primarily by the COVID-19 pandemic. Excluding acquired revenue of $1.4 million, the Service segment organic revenue increased by 5.9%.

Our fiscal years 2021 and 2020 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2021			FY 2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	12.2%	4.5%	2.5%	2.9%	7.8%	18.1%	15.9%

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

	FY 2021			FY 2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$97,225	$94,624	$93,572	$93,003	$92,309	$90,714	$87,114
Service Revenue Growth	5.4%	4.3%	7.4%	10.7%	13.0%	13.5%	11.3%

The growth in Service segment revenue during the third quarter of each of fiscal years 2021 and 2020 reflected both organic growth and acquisitions.

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

	FY 2021			FY 2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.1%	83.7%	82.9%	84.9%	82.9%	82.9%	83.3%
Outsourced	15.3%	14.7%	15.6%	13.5%	15.6%	15.6%	15.1%
Freight Billed to Customers	1.6%	1.6%	1.5%	1.6%	1.5%	1.5%	1.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 43.8% of our total revenue in the third quarter of fiscal year 2021 and 48.8% of our total revenue in the third quarter of fiscal year 2020. During the third quarter of fiscal year 2021, Distribution segment sales decreased 8.6% to $19.3 million. These results were impacted by the COVID-19 pandemic, with reduced demand from oil and gas related businesses and most other industrial manufacturing sectors. However, rental revenue increased by 12.2% to $1.4 million compared to the third quarter of fiscal year 2020.

Our fiscal years 2021 and 2020 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2021			FY 2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(8.6%)	(6.6%)	(20.3%)	2.9%	3.5%	(3.8%)	15.4%

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

Our total pending product shipments at the end of the third quarter of fiscal year 2021 were $5.5 million, an increase of $1.8 million from the third quarter of fiscal year 2020. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2021 and 2020:

	FY 2021			FY 2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$5,533	$4,251	$3,890	$4,330	$3,743	$4,205	$4,115
% of Pending Product
Shipments that were Backorders	79.3%	76.6%	75.8%	66.5%	77.6%	71.7%	77.2%

Gross Profit:

	Third Quarter Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Gross Profit:
Service	$6,915	$4,866	$2,049	42.1%
Distribution	4,330	5,062	(732)	(14.5%)
Total	$11,245	$9,928	$1,317	13.3%

Total gross profit for the third quarter of fiscal year 2021 was $11.2 million, an increase of $1.3 million or 13.3% versus the third quarter of fiscal year 2020. Total gross margin was 25.5% in the third quarter of fiscal year 2021, up from 23.0% in the third quarter of fiscal year 2020, an increase of 250 basis points.

Service gross profit in the third quarter of fiscal year 2021 increased $2.1 million, or 42.1%, from the third quarter of fiscal year 2020. Service gross margin was 27.9% in the third quarter of fiscal year 2021 versus 22.0% in the third quarter of fiscal year 2020, an increase of 590 basis points. This increase in gross margin was primarily due to ongoing productivity improvements, cost controls implemented in response to the COVID-19 pandemic and strategic pricing.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2021			FY 2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	27.9%	32.2%	26.4%	28.9%	22.0%	25.6%	24.0%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2021			FY 2020
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	22.5%	21.1%	21.0%	23.2%	24.0%	24.3%	23.4%

Distribution segment gross margin was 22.5% in the third quarter of fiscal year 2021 versus 24.0% in the third quarter of fiscal year 2020, a 150 basis point decrease. The decrease in segment gross margin was primarily due to lower volume, less demand from core product sales and reduced cooperative advertising and rebate programs as certain vendors reduced these programs to lower their own costs in response to the COVID-19 pandemic.

Operating Expenses:

	Third Quarter Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,675	$4,463	$212	4.8%
General and Administrative	4,051	3,374	677	20.1%
Total	$8,726	$7,837	$889	11.3%

Total operating expenses were $8.7 million in the third quarter of fiscal year 2021 versus $7.8 million during the third quarter of fiscal year 2020. The year-over-year increase in selling, marketing and warehouse expenses is due to incremental costs related to the acquisition of pipettes.com and BioTek, especially increased acquisition related amortization expense offset by reduced sales incentives and direct marketing costs. The increase in general and administrative expenses includes incremental expenses related to the acquisition of pipettes.com and BioTek and increased expenses related to our continued investment in technology and operational infrastructure. Operating expenses as a percentage of total revenue were 19.8% in the third quarter of fiscal year 2021, up from 18.2% in the third quarter of fiscal year 2020.

Provision for Income Taxes:

	Third Quarter Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Provision for Income Taxes	$539	$420	$119	28.3%

Our effective tax rates for the third quarter of fiscal years 2021 and 2020 were 23.4% and 22.1%, respectively. Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to stock-based compensation activity in the third quarter of each of fiscal years 2021 and 2020, were less than $0.1 million. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2021 effective tax rate to be approximately 22.0% to 23.0%.

Net Income:

	Third Quarter Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Net Income	$1,761	$1,477	$284	19.2%

Net income for the third quarter of fiscal year 2021 was $1.8 million, an increase of $0.3 million or 19.2% versus the third quarter of fiscal year 2020. The increase is primarily due to increased operating income discussed above offset by increased provision for income taxes.

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

	Third Quarter Ended
	December 26,	December 28,
	2020	2019
Net Income	$1,761	$1,477
+ Interest Expense	203	216
+ Other Expense (Income)	16	(22)
+ Tax Provision	539	420
Operating Income	2,519	2,091
+ Depreciation & Amortization	1,861	1,648
+ Restructuring Expense	-	-
+ Other Expense (Income)	(15)	22
+ Non-cash Stock Compensation	197	305
Adjusted EBITDA	$4,562	$4,066

Total Adjusted EBITDA for the third quarter of fiscal year 2021 was $4.6 million, versus $4.1 million during the third quarter of fiscal year 2020, a $0.5 million or 12.2% increase. As a percentage of revenue, Adjusted EBITDA was 10.4% for the third quarter of fiscal year 2021 and 9.4% for the third quarter of fiscal year 2020. The difference between the fiscal year 2021 third quarter increase in Adjusted EBITDA and the increase in net income was primarily driven by increased provision for income taxes and depreciation and amortization offset by lower non-cash stock compensation expense.

NINE MONTHS ENDED DECEMBER 26, 2020 COMPARED TO NINE MONTHS ENDED DECEMBER 28, 2019 (dollars in thousands):

Revenue:

	Nine Months Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Revenue:
Service	$72,297	$67,987	$4,310	6.3%
Distribution	52,276	59,350	(7,074)	(11.9%)
Total	$124,573	$127,337	$(2,764)	2.2%

Our Service revenue accounted for 58.0% and 53.4% of our total revenue during the first nine months of fiscal years 2021 and 2020, respectively. For the first nine months of fiscal year 2021, Service revenue increased $4.3 million, or 6.3%, compared to the first nine months of fiscal year 2020. This year-over-year increase reflected increased demand from the Life Sciences market and, combined with $3.8 million of incremental revenue from pipettes.com and BioTek, more than offset reduced demand from other markets caused primarily by the COVID-19 pandemic.

Our Distribution sales accounted for 42.0% and 46.6% of our total revenue in the first nine months of fiscal years 2021 and 2020, respectively. For the first nine months of fiscal year 2021, Distribution sales decreased $7.1 million, or 11.9%, compared to the first nine months of fiscal year 2020. These results were impacted by the COVID-19 pandemic, with reduced demand from oil and gas related businesses and most other industrial manufacturing sectors. In addition, rental revenue decreased during the first nine months of fiscal year 2021 by 1.6% to $3.7 million compared to the first nine months of fiscal year 2020.

Gross Profit:

	Nine Months Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Gross Profit:
Service	$20,884	$16,250	$4,634	28.5%
Distribution	11,264	14,175	(2,911)	(20.5%)
Total	$32,148	$30,425	$1,723	5.7%

Total gross profit for the first nine months of fiscal year 2021 was $32.1 million, an increase of $1.7 million or 5.7% versus the first nine months of fiscal year 2020. Total gross margin was 25.8%, a 190 basis point increase compared to 23.9% in the first nine months of fiscal year 2020. This increase in gross margin was primarily due to increased Service revenues, primarily from pipettes.com and BioTek, and ongoing productivity improvements in the Service segment which more than offset a decrease in Distribution gross profit from lower Distribution sales.

Operating Expenses:

	Nine Months Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$13,040	$13,166	$(126)	(1.0%)
General and Administrative	12,547	10,151	2,396	23.6%
Total	$25,587	$23,317	$2,270	9.7%

Total operating expenses for the first nine months of fiscal year 2021 were $25.6 million, an increase of $2.3 million or 9.7% compared to the first nine months of fiscal year 2020. The year-over-year decrease in selling, marketing and warehouse expenses is due to reduced sales incentives and direct marketing costs offset by increased expenses related to the acquisition of pipettes.com and BioTek, especially acquisition related amortization expense. The increase in general and administrative expenses includes incremental increased expenses related to our continued investment in technology and operational infrastructure, increased expenses related to the acquisition of pipettes.com and BioTek and approximately $0.4 million of severance expenses. As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2021 were 20.5%, compared to 18.3% during the first nine months of fiscal year 2020, a 220 basis point increase.

Provision for Income Taxes:

	Nine Months Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Provision for Income Taxes	$1,199	$758	$441	58.2%

Our effective tax rates for the first nine months of fiscal years 2021 and 2020 were 20.7% and 12.0% respectively. The increase in our tax rate is due to the decreased discrete tax benefits from stock-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to stock-based compensation activity in the first nine months of fiscal years 2021 and 2020 were $0.3 million and $0.9 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2021 effective tax rate to be approximately 22.0% to 23.0%.

Net Income:

	Nine Months Ended		Change
	December 26,	December 28,
	2020	2019	$	%
Net Income	$4,583	$5,574	$(991)	(17.8%)

Net income for the first nine months of fiscal year 2021 was $4.6 million, a decrease of $1.0 million or 17.8% versus the first nine months of fiscal year 2020. The year over year decrease in net income is due to lower operating income and an increase in provision for income taxes.

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

	Nine Months Ended
	December 26,	December 28,
	2020	2019
Net Income	$4,583	$5,574
+ Interest Expense	660	703
+ Other Expense	119	73
+ Tax Provision	1,199	758
Operating Income	6,561	7,108
+ Depreciation & Amortization	5,596	4,951
+ Restructuring Expense	360	-
+ Other (Expense) Income	(119)	127
+ Non-cash Stock Compensation	875	610
Adjusted EBITDA	$13,273	$12,796

During the first nine months of fiscal year 2021, Adjusted EBITDA was $13.3 million, an increase of $0.5 million or 3.7% versus the first nine months of fiscal year 2020. As a percentage of revenue, Adjusted EBITDA was 10.7% for the first nine months of fiscal year 2021 and 10.0% for the first nine months of fiscal year 2020. The increase in Adjusted EBITDA during the first nine months of fiscal year 2021 was primarily driven by the increase in provision for income taxes, non-cash stock compensation expense and depreciation and amortization.

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

Amendment Two modified the definition of applicable rate used to determine interest charges on outstanding and unused borrowings under the Revolving Credit Facility and it amended the definition of permitted acquisitions to amend borrowings available under the Revolving Credit Facility for acquisitions. In addition, Amendment Two amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations related to stock-based payment and stock option activity, and modified certain restrictions to our ability to repurchase our shares and pay dividends. Amendment Two modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. Amendment Two also established a LIBOR floor of 1% and included a mechanism for adoption of a different benchmark rate when LIBOR is discontinued. During the third quarter of fiscal year 2021, Manufacturers and Traders Trust Company eliminated the prior requirement included in Amendment Two that limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021.

On December 10, 2018, we entered into the 2018 Agreement that has the 2018 Term Loan in the amount of $15.0 million, which replaced the previous 2017 Term Loan. As of December 26, 2020, $11.1 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of December 26, 2020, $40.0 million was available under the Revolving Credit Facility, of which $13.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

During the third quarter of fiscal year 2021, $3.4 million of borrowings were used for business acquisitions.

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

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during the third quarter of fiscal year 2021. Our leverage ratio, as defined in the Credit Agreement, was 1.24 at December 26, 2020, compared with 1.53 at the end of fiscal year 2020.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows:

	Nine Months Ended
	December 26,	December 28,
	2020	2019
Cash Provided by (Used in):
Operating Activities	$15,647	$8,235
Investing Activities	$(7,742)	$(6,133)
Financing Activities	$(6,619)	$(2,491)

Operating Activities:

Net cash provided by operating activities was $15.6 million during the first nine months of fiscal year 2021 compared to $8.2 million during the first nine months of fiscal year 2020. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

•

Receivables: Accounts receivable decreased by a net amount of $0.4 million during the first nine months of fiscal year 2021, inclusive of $0.4 million of accounts receivable acquired as part of the BioTek acquisition completed during the period. During the first nine months of fiscal year 2020, accounts receivable decreased by $0.8 million. The year-over-year variation reflects the impact of acquisitions and changes in the timing of collections. The following table illustrates our days sales outstanding as of December 26, 2020 and December 28, 2019:

	December 26,	December 28,
	2020	2019
Net Sales, for the last two fiscal months	$30,819	$29,487
Accounts Receivable, net	$30,562	$26,718
Days Sales Outstanding	62	54

•

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $1.7 million during the first nine months of fiscal year 2021. Inventory increased $0.1 million during the first nine months of fiscal year 2020.

•

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $2.1 million during the first nine months of fiscal year 2021. Accounts payable decreased by $3.7 million during the first nine months of fiscal year 2020.

•

Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first nine months of fiscal year 2021, accrued compensation and other liabilities increased by $0.9 million, due primarily to increased accrued incentives and payroll related expense. During the first nine months of fiscal year 2020, accrued compensation and other liabilities increased by $1.4 million, due primarily to the adoption of the new lease accounting standard.

•

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first nine months of fiscal year 2021, income taxes payable increased by $0.2 million whereas in the first nine months of fiscal year 2020, income taxes payable decreased by $0.2 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities:

During the first nine months of fiscal year 2021, we invested $4.3 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first nine months of fiscal year 2020, we invested $5.0 million in capital expenditures, that was also largely used primarily for assets for our rental business and customer-driven expansion of Service segment capabilities. The purchase of assets from GRS during the first nine months of fiscal year 2020 are included in our capital expenditures above for that prior year period.

During the first nine months of fiscal year 2021, we used $3.4 million for a business acquisition. During the first nine months of fiscal year 2020, we used $0.5 million for a business acquisition. During the first nine months of fiscal year 2021, no contingent consideration or other holdback amounts were paid related to a business acquisition. During the first nine months of fiscal year 2020, we used $0.9 million for a holdback payment related to a business acquisition.

Financing Activities:

During the first nine months of fiscal year 2021, $0.6 million in cash was generated from the issuance of our common stock. In addition, we repaid $4.5 million of our Revolving Credit Facility, we used $1.5 million for scheduled repayments of our term loan and used $1.3 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock.

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

OUTLOOK

The results of the third quarter were strong and we are pleased with our Service segment’s return to organic growth and its continued margin expansion. Our balance sheet is solid and our acquisition pipeline is growing and active. We believe that our disciplined focus on highly regulated end markets and our new customer pipeline positions us well for strong organic growth as we continue to operate in a very challenging environment.

While we have navigated the current operating environment well to date, we remain cautious of the potential impacts of the COVID-19 pandemic on our business. For the fourth quarter of fiscal 2021, we expect solid Service revenue growth as compared to last fiscal year’s fourth quarter. We expect improvement in gross margin year-over-year, but not to the same degree we have experienced in the last two quarters, largely due to more difficult technician productivity comparisons and the anniversary of our acquisition of pipettes.com, which occurred in February 2020. Distribution is expected to continue to be negatively impacted by the current operating environment. We expect operating income for the fourth quarter of fiscal 2021 to be similar to the fourth quarter of fiscal 2020.

We expect our income tax rate to range between 22.0% and 23.0% for full fiscal year 2021.

The Company expects capital expenditures to be approximately $6.0 million to $6.5 million for fiscal year 2021. Capital investments are expected to be primarily for technology, growth-oriented opportunities within both of its operating segments, and rental pool assets. Maintenance and existing asset replacements for fiscal year 2021 are expected to be consistent with fiscal 2020 at approximately $1.0 million to $1.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant on our variable rate Revolving Credit Facility. As of December 26, 2020, $40.0 million was available under our Revolving Credit Facility, of which $13.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The term loan is considered a fixed interest rate loan. As of December 26, 2020, $11.1 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1% floor) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first nine months of fiscal year 2021 for our Revolving Credit Facility ranged from 1.4% to 2.7%. Interest on outstanding borrowings of the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan. On December 26, 2020, we had no hedging arrangements in place for our Revolving Credit Facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first nine months of fiscal years 2021 and 2020 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first nine months of each of the fiscal years 2021 and 2020, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 26, 2020, we had a foreign exchange contract, which matured in January 2021, outstanding in the notional amount of $4.5 million. The foreign exchange contract was renewed in January 2021 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third quarter of fiscal year 2021) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSCAT, INC.

Date: February 3, 2021	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 3, 2021	/s/ Mark A. Doheny
Mark A. Doheny
Vice President of Finance and Chief Financial Officer
(Principal Financial Officer)