Form 10-K
period 2021-03-27
TRANSCAT INC
filed 2021-06-08
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 27, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 25, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $199.6 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 25, 2020, as reported on the Nasdaq Global Market.

The number of shares of common stock of the registrant outstanding as of June 3, 2021 was 7,468,991.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 8, 2021 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “seek,” “strategy,” “target,” “intends,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the impact of and the Company’s response to the COVID-19 pandemic, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors’ abilities to provide desired inventory, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

We conduct our business through two operating segments: service (“Service”) and distribution (“Distribution”). See Note 7 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers in each segment, retaining existing customers and cross-selling to customers to increase our total revenue. We serve approximately 26,000 customers through our Service and Distribution segments, with approximately 25% to 30% of those customers transacting with us through both of our business segments.

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® (“CalTrak®”) and our online customer portal, C3® (“C3®”). Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic onsite services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year ended March 27, 2021 (“fiscal year 2021”), we operated twenty-two calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, and Canada. We also serve our customers onsite at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations that we refer to as “client-based labs,” where we provide calibration services, and in some cases other related services, exclusively for the customer and where we reside and work every day. We also have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

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

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, our proprietary asset management system, CalTrak®, and our online customer portal, C3®. In our fiscal year ended March 28, 2020 (“fiscal year 2020”) through fiscal year 2021, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

Transcat was incorporated in Ohio in 1964. We are headquartered in Rochester, New York. Our executive offices are located at 35 Vantage Point Drive, Rochester, New York 14624. Our telephone number is 585-352-7777. Our website is www.transcat.com. Information available on our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. We trade on the Nasdaq Global Market under the ticker symbol “TRNS”.

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

During fiscal year 2021, we continued to commit capital, people and leadership investments to advance our “Operational Excellence” initiative. This initiative is resulting in increased productivity and operational efficiency and further differentiation from our competitors as we leverage technology and process improvements to improve our effectiveness and our customers’ experiences. Our Operational Excellence initiative is a multi-year, ever-evolving program designed to create an infrastructure that supports our strategic goals over a longer timeframe.

Within the Service segment, our strategy is to drive double-digit revenue growth through both organic expansion and acquisitions. Our strategy is to achieve mid-to-high single digit organic revenue growth in this segment. We have adopted an integrated sales model to drive sales and capitalize on the cross-selling opportunities between our two segments, especially leveraging our Distribution relationships to develop new Service relationships. We leverage these relationships with our unique value proposition which resonates strongly with customers who rely on accredited calibration services and/or laboratory instrument services to maintain the integrity of their processes and/or meet the demands of regulated business environments. Our customer base values our superior quality programs and requires precise measurement capability in their processes to minimize risk, waste and defects. We execute this strategy by leveraging our quality programs, metrology expertise, multiple locations, qualified technicians, breadth of capabilities, and onsite and depot service options. Together, this allows us to meet the most rigorous quality demands of our most highly regulated customers while simultaneously being nimble enough to meet their business needs.

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

As part of our growth strategy, we completed one acquisition during our fiscal year 2021 and three business acquisitions during our fiscal year 2020:

•	Effective December 16, 2020, Transcat acquired substantially all of the assets of BioTek Services, Inc. (“BioTek”), a Virginia based provider of pipette calibration services.
•	Effective February 21, 2020, we acquired substantially all of the assets of TTE Laboratories, Inc. (“TTE”, now known as pipettes.com), a Boston, MA-based provider of pipette equipment and services.
•	Effective July 19, 2019, we acquired Infinite Integral Solutions Inc. (“IIS”). IIS, a Mississauga, Ontario, Canada company, the owner and developer of the CalTree™ suite of software solutions for the automation of calibration procedures and datasheet generation.
•	Effective April 1, 2019, we acquired substantially all of the assets of Gauge Repair Service (“GRS”), a Los Angeles, California-based provider of calibration services.

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service capabilities and expertise and leverage our infrastructure. The table below illustrates the strategic drivers for the acquisitions described above:

	Geographic Expansion	Increased Capabilities	Leveraged Infrastructure
Bio Tek		√	√
Pipettes.com		√	√
IIS		√	√
GRS		√	√

We believe our combined Service and Distribution segment offerings, experience, technical expertise and integrity create a unique and compelling value proposition for our customers, and we intend to continue to grow our business through organic revenue growth and business acquisitions. We consider the attributes of our Service segment, which include higher gross margins and recurring revenue streams from customers in regulated industries to be more compelling and scalable than our legacy Distribution segment. For this reason, we expect our Service segment to be the primary source of revenue and earnings growth in future fiscal years. The charts below illustrate Service, Distribution and consolidated revenue over the past five years:

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

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and customer-owned instruments. We perform approximately 700,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 13% to 15% of our Service segment revenue, we believe the management of these items is highly valued by our customers and providing this service has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets. We regularly review outsourced services to identify opportunities for in-house capability expansion.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

1)       We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:

•	in-house services: services are performed at one of our twenty-two Calibration Service Centers (often accompanied by pick-up and delivery services);

•	periodic onsite services: Transcat technicians travel to a customer’s location, including aboard vessels docked at shipyards, and provide bench-top or in-line calibration or laboratory services on predetermined service cycles;
•	client-based-laboratory services: Transcat establishes and manages a calibration service program within a customer’s facility; and
•	mobile calibration services: services are completed on a customer’s property within one of our mobile calibration units.

2)	For companies that maintain an internal calibration operation, we can provide:
•	calibration of their primary calibration assets, also called “standards”; and
•	overflow capability, either onsite or at one of our Calibration Service Centers, during periods of high demand.

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

Service Competition. The calibration services industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited OEMs, to non-accredited sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that generally do not have a range of capabilities as broad as ours. There are also several companies with whom we compete that have national or regional operations.

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

In fiscal year 2020, we invested in a software solution for the automation of calibration procedures and datasheet generation. We are in the testing phases with the rollout for the first set of calibration disciplines. In fiscal year 2022, we expect to make significant investments in capital equipment, technology, and human resources to increase automation in performing calibration services. We believe automation will deliver the next step change in productivity, improve customer experience in turnaround time and quality, and increase the flexibility of our workforce. In addition, we have expanded our range of capabilities by making significant capital and staffing investments in reference-level radio frequency/microwave (“RF/Microwave”) calibration capabilities. This allowed us to increase business with our prestigious clients in the enterprise computer manufacturing and aerospace and defense sectors. In fiscal year 2021, we made additional capital investments to expand RF/Microwave capability to the East Coast region of the United States. Also, we grew our mobile calibration laboratory fleet and added the ability to carry inventory and sell products while onsite. This was done to strategically target onsite calibration and instrument sales to the wind energy sector. We believe this mobile approach combined with our high-quality services significantly improves our differentiation in this space.

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

Distribution Segment

Distribution Summary. We distribute professional grade test, measurement and control instrumentation throughout North America and internationally. Our customers use test and measurement instruments to ensure that their processes, and ultimately their end products, are within specification. Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracies of their measurements. The industrial test and measurement instrumentation market, in those geographic areas where we predominately operate, has historically been serviced by broad-based national equipment distributors and niche or specialty-focused organizations such as Transcat. We offer value-added services such as calibration/certification of equipment purchases, equipment rentals, used equipment for sale, and equipment kitting. In recent years, online-based distributors have become more prevalent. To compete with these online-based distributors more effectively, we have continued to make improvements to our digital platform, including enhanced e-commerce capabilities.

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

Distribution Marketing and Sales. We market, create demand and sell to our customers through multiple direct sales channels including our website, digital and print advertising, proactive outbound sales and an inbound call center. Our outbound and inbound sales teams are staffed with technically trained personnel who are available to help guide product selection. Our website serves as a sales channel for our products and services, and provides search capability, detailed product information, in-stock availability, selection guides, demo videos and downloadable product specification sheets. We have made investments in our website to implement the latest marketing technologies which allow us to provide an intuitive customer experience, with simple product comparison and quoting, ease at checkout and automated post-order follow-up.  We also operate and maintain several industry-specific service websites, obtained through recent acquisitions. For example, the URL www.pipettes.com was obtained in connection with the acquisition of TTE (now known as pipettes.com). Pipettes.com focuses on selling pipettes, pipette supplies and related services to customers. Within our fiscal year 2021, we were able to increase our distribution sales at pipettes.com through enhancements of the website and leveraging our historical base of customers.

We use a multichannel approach to reach our customers and prospective customers including our master catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs.  Our digital marketing strategy includes ongoing investment in search engine optimization, application-specific digital content, pay-per-click search engine advertising, and product listings on online marketplaces such as Amazon and Google Shopping. We continue to invest in back-end technologies designed to provide a seamless customer experience across all our marketing channels. During fiscal year 2021, we proactively communicated with our customers and prospective customers through direct mail catalogs, email newsletters, vertical email drip campaigns, retargeting ads, educational webinars, and outbound sales calls.  Some of the key factors that determine the marketing materials a customer may receive include relevancy of new product introductions, current promotions, purchase history, the customer’s market segment, and the contact’s job function.

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

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high-quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 500 suppliers of brand name and private-labeled equipment.  In fiscal year 2021, our top 10 vendors accounted for approximately 63% of our aggregate Distribution sales.  In fiscal year 2021, the COVID-19 pandemic impacted the supply of products from our vendors resulting in increased lead times and an increase in our backlog.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers, whose individual purchases vary in size. We can usually ship our top selling products to our customers the same day they are ordered.

Distribution Vendor Rebates. We have agreements with certain product vendors that provide for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales.  Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter.  Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. In fiscal 2021, vendors reduced these rebate programs to lower their own costs in response to the COVID-19 pandemic. The Company recorded vendor rebates of $0.7 million and $1.6 million in fiscal years 2021 and 2020, respectively, as a reduction of cost of distribution sales.

Distribution Operations. Our Distribution operations primarily take place at our 48,500 square-foot facility in Rochester, New York which includes 17,000 square feet of warehouse space. The Rochester location also serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. We also have two smaller warehouse facilities. Our Wisconsin warehouse fulfills orders for certain large industrial scales and our Houston, Texas warehouse fulfills orders for used equipment and rental equipment. In fiscal year 2021, we shipped approximately 26,000 product orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $6.3 million and $4.3 million as of March 27, 2021 and March 28, 2020, respectively.

CUSTOMER SERVICE AND SUPPORT

Key elements of our customer service approach are our business development sales team, outbound sales team, account management team, inbound sales and customer service organization. To ensure the quality of service provided, we monitor our customer service through customer surveys, call monitoring and daily statistical reports.

Customers may place orders via:

•	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
•	Telephone at 1-800-828-1470;
•	Email at sales@transcat.com;
•	Online at www.transcat.com; or
•	Fax at 1-800-395-0543

INFORMATION REGARDING EXPORT SALES

In fiscal years 2021 and 2020, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2021, approximately 9% were denominated in U.S. dollars and the remaining 91% were in Canadian dollars. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

In addition, we own www.transcat.com, www.transcat.ca and pipettes.com among other Internet domain names. As with phone numbers, we do not have, and cannot acquire any property rights to an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

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

FISCAL YEAR

We operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2021 and fiscal year 2020 both consisted of 52 weeks. Fiscal year 2022 which ends on March 26, 2022 (“fiscal year 2022”) will also have 52 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

HUMAN CAPITAL MANAGEMENT

As of March 27, 2021, we had 765 employees, of which 685 were employed in the United States and 80 were employed outside of the United States. None of our employees are covered by collective bargaining agreements or work councils. Overall, we consider our employee relations to be good. Our culture is important to the overall success of the Company.

Health and Safety The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g. eye protection, masks and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, during the COVID-19 pandemic, we have invested heavily in safety measures and other initiatives to help ensure the health of our employees.

Hiring Practices We recruit the best people for the job without regard to gender, ethnicity or other protected traits and it is our policy to comply fully with all domestic, foreign and local laws relating to discrimination in the workplace.

Diversity and Inclusion Recognizing and respecting our international presence, we strive to maintain a diverse and inclusive workforce everywhere we operate. Our diversity and inclusion principles are also reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

In addition, to support mental health and emotional well-being, all employees and their dependents worldwide have access to an Employee Assistance Program ("EAP"), at no cost to them. This includes access to visits with mental health care providers through the EAP.

Compensation and Benefits Our compensation and benefits program is designed to attract and reward individuals who demonstrate the skills necessary to support our business objectives, assist in the achievement of our strategic goals and create long-term value for our shareholders.

We provide employees with compensation packages that include base salary and may also include annual incentive bonuses and/or long-term incentive awards depending upon the employee’s level. We believe that a compensation program with both short-term and long-term awards provides fair and competitive compensation and aligns employee and shareholder interests. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, and a 401(k) plan.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our corporate employees work from home while also implementing a number of safety measures for employees continuing critical onsite work. Employees in our Calibration Service Centers were given additional COVID-19 paid time off as well as incremental pay if they were required to work offsite at a customer location.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and all other information included in this report. The risks and uncertainties described below and elsewhere in this report are not the only ones facing our business. If any of the following risks were to actually occur, our business, financial condition or results of operations would likely suffer.

Macroeconomic and Business Risks

Our business, results of operations and financial condition may be adversely impacted by the COVID-19 pandemic. The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, and created significant disruption of the financial markets. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business, including how it is impacting our customers, employees and supply chain. Given the critical nature of the services and products that we provide, our calibration labs, distribution centers and support offices have remained open during the pandemic. While the COVID-19 pandemic did not have a material adverse effect on our reported results for fiscal year 2021, we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. The extent to which our operations may be impacted by the COVID-19 pandemic and recovery will depend largely on future developments, which are highly uncertain and cannot be accurately predicted. We may experience additional operating costs due to increased challenges with our workforce (including as a result of illness, absenteeism or government orders), access to supplies, capital, and fundamental support services (such as shipping and transportation). Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions, economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material adverse effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

The COVID-19 pandemic may significantly disrupt our workforce and internal operations. The COVID-19 pandemic may significantly disrupt our workforce if a significant percentage of our employees are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, fear of acquiring COVID-19 while performing essential business functions, or as a result of changes to unemployment insurance where unemployed workers can receive, in the short-term, benefits in excess of what would be offered for working for us. As part of our response to the pandemic, during the first quarter of fiscal year 2021,we instituted hazard pay for certain employees that perform essential work at customer sites. While we remain fully operational as an essential business, we cannot guarantee that we will be able to adequately staff our operations when needed. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations.

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

Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could have a material adverse effect on our business and results of operations. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. In response, some foreign governments have proposed or implemented their own tariffs on certain products, increasing our costs of doing business. If we are unable to recover these costs, our profit margins may be negatively impacted. In addition, significant changes to U.S. trade policy may occur as a result of the change in the U.S. President and administration, including the U.S. re-entering, withdrawing from or renegotiating various trade agreements, or other actions that would change current U.S. trade policies. We cannot predict which, if any, of these actions will be taken or, if taken, their ultimate effect. Continued diminished trade relations between the U.S. and other countries, as well as the continued escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

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

Operational Risks

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

If we do not effectively compete in the rental test and measurement equipment market, our operating results may be adversely affected. We compete in the rental market on the basis of a number of factors, including equipment availability, price, service and reliability. Some of our competitors may offer similar equipment for rent at lower prices and may offer more extensive servicing, or financing options. In addition, if the supply of rental equipment available on the market significantly increases, demand for and pricing of our rental products could be adversely impacted lowering our gross margins on rentals. Further, customers confronting competing budget priorities and more limited resources as a result of the COVID-19 pandemic could lead to less demand for rental equipment and increased pressure on pricing. Failure to adequately forecast the adoption of and demand for equipment may cause us not to meet our customers’ rental equipment requirements and may adversely affect our operating results.

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

A change in vendor rebate programs could adversely affect our gross margins and results of operations. The terms on which we purchase products from certain of our suppliers entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. During fiscal year 2021, we saw a number of our vendors significantly reduce the rebates offered to us as they implemented cost cutting measures in response to the COVID-19 pandemic. We recorded vendor rebates of $0.7 million and $1.6 million in fiscal years 2021 and 2020, respectively, as a reduction of cost of distribution sales. If suppliers adversely change the terms of some or all of these programs, or COVID-19 pandemic related cost-cutting measures continue after the recovery from the pandemic, the changes may lower our gross margins on products we sell and may have an adverse effect on our operating results.

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

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 27, 2021, we owed $19.6 million to our secured creditor, a commercial bank, including $10.6 million borrowed under a $15.0 million term loan to fund acquisitions and provide additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar. During fiscal years 2021 and 2020, less than 10% of our total revenues were denominated in Canadian dollars. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal years 2021 and 2020, the value of the U.S. dollar relative to one Canadian dollar ranged from 1.24 to 1.42 and from 1.30 to 1.45, respectively.

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

Risks Related to Acquisitions

We may not successfully integrate business acquisitions. We completed one acquisition during fiscal year 2021 and three acquisitions during fiscal year 2020. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration involves many challenges, including:

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

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing of any future acquisitions could result in shareholder dilution and/or increase our leverage. Business acquisitions are an important part of our growth strategy. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If disruptions from the COVID-19 pandemic and related government measures, economic downturns or other matters of global concern continue for an extensive period of time or recur, our ability to pursue and consummate potential acquisitions could be materially adversely affected. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our stockholders’ ownership, or we may incur additional debt, which could increase our leverage and our risk of default under our existing credit facility. If we fail to successfully acquire businesses, our growth and results of operations could be adversely affected.

Risks Related to our Stock

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

Regulatory Risks

Tax rates applicable to us may change. Tax legislation initiatives could adversely affect our net earnings and tax liabilities. We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be enacted that could adversely affect our tax positions. Tax laws and regulations are extremely complex and subject to varying interpretations. The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) made broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%. The current U.S. President and administration, however, have indicated that they intend to modify key aspects of the tax code, which could materially affect our tax obligations and negatively impact our effective tax rate. Although we believe that our tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table presents our leased and owned properties as of March 27, 2021:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	48,500
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,500
Calibration Service Center, Rental and Used Equipment Distribution Center	Houston, TX	22,300
Calibration Service Center	Denver, CO	19,400
Calibration Service Center	Toronto, ON	14,200
Calibration Service Center	Los Angeles, CA	12,000
Calibration Service Center	Philadelphia, PA	10,800
Calibration Service Center	Dayton, OH	10,500
Calibration Service Center	Boston, MA	8,900
Calibration Service Center	Portland, OR	7,000
Calibration Service Center	Hopkinton, MA	6,100
Calibration Service Center	St. Louis, MO	5,600
Calibration Service Center	San Diego, CA	5,500
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Chesapeake, VA	4,600
Calibration Service Center	Phoenix, AZ	4,200
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Henrico, VA	3,600
Calibration Service Center	Ft. Wayne, IN	3,600
Calibration Service Center	San Juan, PR	1,600
Mobile Service Unit and Offices	Pittsburgh, PA	6,300
Sales Office	Irvine, CA	1,800
United Scale & Engineering:
Calibration Service Center and Warehouse	Milwaukee WI	16,000
Calibration Service Center and Warehouse	Madison, WI	6,000
Calibration Service Center	Green Bay, WI	3,300
Spectrum Technologies Inc. (“STI”):
Calibration Service Center and Warehouse	Paxinos, PA	14,500
STI Satellite Service Office	Bakersfield, CA	1,200
STI Satellite Service Office	Toronto, ON	900
STI Satellite Service Office	Omaha, NE	800
STI Satellite Service Office	Birmingham, AL	500
STI Satellite Service Office	LaCrosse, WI	300
STI Satellite Service Office	Melrose, FL	200
STI Satellite Service Office	Mt. Airy, NC	200

We believe that our properties are in good condition, are well maintained and are generally suitable and adequate to carry on our business in its current form.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are a party to or otherwise involved in legal proceedings arising out of the normal course of business. Management does not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “TRNS”. As of June 3, 2021, we had approximately 450 shareholders of record.

DIVIDENDS

Our credit agreement, as amended, limits our ability to pay cash dividends to $3.0 million in any fiscal year. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ITEM 6. RESERVED

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2021 with its 48th consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as acquisitions over those 48 quarters. The business acquisitions that we made have been heavily focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies.

Our total Service revenue growth was 8.9% for fiscal year 2021 compared to fiscal year 2020, despite the COVID-19 pandemic. The Service segment gross margin increased by 500 basis points. Service gross profit and gross margin were positively impacted by ongoing productivity improvements, operating leverage from organic growth, strategic pricing and accretive margins from the pipettes.com and Bio Tek acquisitions.

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

Sales in our Distribution segment are generally not consumable items but are instruments purchased as replacements, upgrades or for expansion of manufacturing or research and development facilities. As such, this segment can be heavily impacted by changes in the economic environment. As customers increase or decrease capital and discretionary spending, our Distribution sales will typically be directly impacted. In fiscal year 2021, Distribution sales decreased by 10.0%. These sales results were impacted by the COVID-19 pandemic, with reduced demand from oil and gas related businesses and most other industrial manufacturing sectors. In fiscal year 2020, Distribution sales increased by 4.2%. These results were driven by increased demand and revenue in all channels, especially in the alternative energy sector, used equipment and rental revenue. Overall, the Distribution segment gross margin in fiscal year 2021 decreased by 230 basis points. The decrease in segment gross margin was primarily due to reduced cooperative advertising and rebate programs as certain vendors reduced these programs to lower their costs in response to the COVID-19 pandemic.

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

Financial Overview. In evaluating our results for fiscal year 2021, investors should consider that we operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal years 2021 and 2020 both consisted of 52 weeks.

Management's discussion and analysis of financial condition and results of operations for the fiscal year ended March 27, 2021 omits a comparative discussion regarding the fiscal year ended March 30, 2019. Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 28, 2020.

Total revenue for fiscal year 2021 was $173.3 million. This represented an increase of $0.2 million or 0.1% versus total revenue of $173.1 million for fiscal year 2020. Total revenue was relatively flat year-over-year due to the combination of increases in Service revenue offset by decreases in Distribution sales.

Service revenue was $101.3 million in fiscal year 2021, an increase of $8.3 million or 8.9%. Service revenue now accounts for 58.4% of our total revenue. Of our Service revenue in fiscal year 2021, 83.6% was generated by our Calibration Service Centers while 14.9% was generated through subcontracted third-party vendors, compared with 83.5% and 14.9%, respectively, in fiscal year 2020. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales decreased 10.0% to $72.1 million in fiscal year 2021. Distribution sales accounted for 41.6% of our total revenue. Sales to domestic customers comprised 92.8% of total Distribution sales in fiscal year 2021, while 6.1% were to Canadian customers and 1.1% were to customers in other international markets.

Total gross profit was $46.1 million in fiscal year 2021 compared to $42.5 million in fiscal year 2020, an increase of $3.6 million or 8.6%. Total gross margin was 26.6%, which is a 210 basis point increase versus fiscal year 2020. Service gross margin was 30.3% in fiscal year 2021 compared with 25.3% in fiscal year 2020. Distribution gross margin was 21.4% in fiscal year 2021 compared with 23.7% in fiscal year 2020.

Operating expenses were $35.0 million, or 20.2% of total revenue, in fiscal year 2021 compared with $31.6 million, or 18.3% of total revenue, in fiscal year 2020. Operating income was $11.1 million, or 6.4% of total revenue, in fiscal year 2021 compared with $10.9 million, or 6.3% of total revenue, in fiscal year 2020.

Net income for fiscal year 2021 was $7.8 million compared with $8.1 million in fiscal year 2020, a $0.3 million decrease. Diluted earnings per share for fiscal year 2021 was $1.03 compared with $1.08 for fiscal year 2020, a $0.05 per diluted share decline.

COVID-19 Impact. The COVID-19 pandemic had a negative impact on our fiscal year 2021 operations and financial results, and even with the vaccine roll-outs and mask mandates being lifted, the full financial impact of the pandemic going forward cannot be reasonably estimated at this time due to uncertainty as to its severity and duration, especially as new variants continue to appear. We have taken steps to help mitigate the current impact, as well as the continued uncertainty regarding the ultimate impact of the COVID-19 pandemic on our business, results of operations, financial position and cash flows.

•	Currently, our network of labs, distribution center and support facilities remain fully operational. We do not anticipate disruptions to the Distribution supply chain in the short-term and are working with partners to minimize any potential delays.
•	We have established a cross-functional COVID-19 task force, which meets regularly, to standardize continuity plans and daily practices across the 42 Calibration Service Centers, client-based labs and our distribution/rental operations for responding to the rapidly changing issues around this global pandemic. Actions instituted include:
•	Adhering to guidelines and recommendations of the Centers for Disease Control and Prevention and World Health Organization to reduce the spread of COVID-19;
•	Established a pandemic protocol across the organization to ensure continuous service to customers and mitigate risk;
•	Suspended all work-related travel except for direct onsite service to customers. When performing necessary onsite service for customers, we are following recommended protocols including self-assessments and travel disclosures and asking the same from our customers;
•	Required personnel whose roles allow to work remotely from home in order to adhere to the social distancing recommendations issued by global health officials;
•	Aligned variable costs with demand, a freeze on wage increases, and tightly controlling discretionary spending;
•	Reduced the CEO’s salary and Board of Director cash retainer fees by 20% and reduced other executive team members salaries by 10% during the first and second quarters of fiscal 2021;
•	Leveraging government work programs, tax deferrals and extensions; and
•	Amended our revolving credit facility to provide for, among other things, $10.0 million in additional borrowing capacity and financial covenant modifications.

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

Business Acquisitions. We apply the acquisition method of accounting for business acquisitions. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their acquisition-date fair value. We use a valuation hierarchy to determine the fair values used. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are recorded as incurred in our Consolidated Statement of Income.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 27, 2021, we had $43.3 million of recorded goodwill.

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

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the results of our reviews, we have determined that no impairment was indicated as of each of the fiscal years ended March 27, 2021 and March 28, 2020.

Income Taxes. We record deferred income taxes for the effects of timing differences between financial and tax reporting. These differences relate primarily to accrued expenses, bad debt reserves, inventory reserves, operating leases, goodwill and intangible assets, depreciation and amortization and stock based compensation. We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction, various states and Canada. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. If a loss is determined to be probable as a result of an audit, an accrual is established.

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

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits, and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses.

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

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation and the annual net periodic post-retirement benefit cost by $0.2 million. A one percentage point decrease in the healthcare cost trend would decrease the accumulated post-retirement benefit obligation and the annual net periodic post-retirement benefit cost by $0.2 million.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2021 and 2020, the components of our Consolidated Statements of Income.

	FY 2021	FY 2020
As a Percentage of Total Revenue:
Service Revenue	58.4%	53.7%
Distribution Sales	41.6%	46.3%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	30.3%	25.3%
Distribution Gross Profit	21.4%	23.7%
Total Gross Profit	26.6%	24.5%

Selling, Marketing and Warehouse Expenses	10.2%	10.4%
General and Administrative Expenses	10.0%	7.9%
Total Operating Expenses	20.2%	18.3%

Operating Income	6.4%	6.3%

Interest and Other Expenses, net	0.6%	0.7%

Income Before Provision for Income Taxes	5.8%	5.6%
Provision for Income Taxes	1.3%	0.9%
Net Income	4.5%	4.7%

FISCAL YEAR ENDED MARCH 27, 2021 COMPARED TO FISCAL YEAR ENDED MARCH 28, 2020 (dollars in thousands):

Revenue:

	For the Fiscal Years Ended
	March 27,	March 28,	Change
	2021	2020	$	%
Revenue:
Service	$101,274	$93,003	$8,271	8.9%
Distribution	72,061	80,096	(8,035)	(10.0%)
Total	$173,335	$173,099	$236	0.1%

Total revenue was $173.3 million in fiscal year 2021 compared to $173.1 million in fiscal year 2020, an increase of $0.2 million or 0.1%.

Service revenue, which accounted for 58.4% and 53.7% of our total revenue in fiscal years 2021 and 2020, respectively, increased $8.3 million, or 8.9% from fiscal year 2020 to fiscal year 2021. This year-over-year growth includes a combination of organic and acquisition-related revenue growth. This year-over-year increase reflected new life science business and, combined with $5.2 million of incremental revenue from pipettes.com and BioTek, more than offset reduced demand from other markets caused primarily by the COVID-19 pandemic. Excluding acquired revenue of $5.2 million, the Service segment organic revenue increased by 3.3%.

Our fiscal years 2021 and 2020 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2021				FY 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	15.8%	12.2%	4.5%	2.5%	2.9%	7.8%	18.1%	15.9%

Within any year, while we add new customers, we also have customers from the prior year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe a trailing twelve-month trend provides a better indication of the progress of this segment. The growth in fiscal year 2021 and fiscal year 2020 reflected both organic growth and acquisitions. The growth in Service segment revenue during the third and fourth quarters of fiscal year 2021 includes revenue from Bio Tek and pipettes.com. The growth in Service segment revenue during the first and second quarters of fiscal year 2021 and the fourth quarter of fiscal year 2020 includes revenue from the pipettes.com acquisition.

The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2021 and 2020 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2021				FY 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$101,274	$97,225	$94,624	$93,572	$93,003	$92,309	$90,714	$87,114
Service Revenue Growth	8.9%	5.4%	4.3%	7.4%	10.7%	13.0%	13.5%	11.3%

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

	FY 2021				FY 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
In-House	83.6%	83.1%	83.7%	82.9%	84.9%	82.9%	82.9%	83.3%
Outsourced	14.9%	15.3%	14.7%	15.6%	13.5%	15.6%	15.6%	15.1%
Freight Billed to Customers	1.5%	1.6%	1.6%	1.5%	1.6%	1.5%	1.5%	1.6%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 41.6% and 46.3% of our total revenue in fiscal years 2021 and 2020, respectively. Distribution sales decreased $8.0 million, or 10.0% in fiscal year 2021 compared to fiscal year 2020. Fiscal year 2021 results were impacted by the COVID-19 pandemic, with reduced demand from oil and gas related businesses and most other industrial manufacturing sectors. However, rental revenue increased by 1.6% to $5.1 million in fiscal year 2021 compared to fiscal year 2020. The change in fiscal year 2021 versus fiscal year 2020 and the increase in fiscal year 2020 versus fiscal year 2019 reflected both organic and acquisition revenue. Our fiscal years 2021 and 2020 Distribution sales (decline) growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2021				FY 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales (Decline) Growth	(4.6%)	(8.6%)	(6.6%)	(20.3%)	2.9%	3.5%	(3.8%)	15.4%

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments increased $2.0 million, or 45.2%, at the end of fiscal year 2021 compared to the end of fiscal year 2020. Backorders at the end of fiscal year 2021 were $4.9 million, compared to $2.9 million at the end of fiscal year 2020. The year-over-year increase in pending product shipments and backorders was a result of the COVID-19 pandemic and its disruption to the supply of products. The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2021 and 2020 and our historical trend of total pending product shipments:

	FY 2021				FY 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$6,287	$5,533	$4,251	$3,890	$4,330	$3,743	$4,025	$4,115

% of Pending Product Shipments that were Backorders	77.6%	79.3%	76.6%	75.8%	66.5%	77.6%	71.7%	77.2%

Gross Profit:

	For the Fiscal Years Ended
	March 27,	March 28,	Change
	2021	2020	$	%
Gross Profit:
Service	$30,695	$23,486	$7,209	30.7%
Distribution	15,423	18,992	(3,569)	(18.8%)
Total	$46,118	$42,478	$3,640	8.6%

Total gross profit in fiscal year 2021 was $46.1 million compared to $42.5 million in fiscal year 2020, an increase of $3.6 million or 8.6%. As a percentage of total revenue, total gross margin was 26.6% in fiscal year 2021 compared to 24.5% in fiscal year 2020.

Service gross profit increased $7.2 million, or 30.7%, from fiscal year 2020 to fiscal year 2021. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. The mix of services provided to customers may also affect gross margins in any given period. Annual Service gross margin increased by 500 basis points from fiscal year 2020 to fiscal year 2021. This increase in service gross margin in fiscal year 2021 was primarily due to ongoing productivity improvements, operating leverage from organic growth, strategic pricing and accretive margins from the pipettes.com and Bio Tek acquisitions.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2021				FY 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	33.9%	27.9%	32.2%	26.4%	28.9%	22.0%	25.6%	24.0%

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates and cooperative advertising income we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. During fiscal year 2021, we saw a number of our vendors significantly reduce the rebates offered to us as they implemented cost cutting measures in response to the COVID-19 pandemic. We recorded vendor rebates of $0.7 million and $1.6 million in fiscal years 2021 and 2020, respectively, as a reduction of cost of Distribution sales. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, the timing of periodic vendor rebates offered and cooperative advertising programs from suppliers.

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2021				FY 2020
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	21.0%	22.5%	21.1%	21.0%	23.2%	24.0%	24.3%	23.4%

Annual Distribution segment gross margin decreased 230 basis points in fiscal year 2021 compared to fiscal year 2020. The decrease in segment gross margin was primarily due to reduced cooperative advertising and rebate programs as certain vendors reduced these programs to lower their costs in response to the COVID-19 pandemic.

Operating Expenses:

	For the Fiscal Years Ended
	March 27,	March 28,	Change
	2021	2020	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$17,743	$17,985	$(242)	(1.3%)
General and Administrative	17,302	13,643	3,659	26.8%
Total	$35,045	$31,628	$3,417	10.8%

Total operating expenses were $35.0 million in fiscal year 2021 compared to $31.6 million in fiscal year 2020. This represented an increase of $3.4 million, or 10.8%, compared to fiscal year 2020. As a percentage of total revenue, operating expenses increased 190 basis points from 18.3% in fiscal year 2020 to 20.2% in fiscal year 2021. Selling, marketing and warehouse expenses decreases were due to reduced commissions and incentives as a result of the COVID-19 pandemic. The year-over-year increase in General and Administrative expenses includes incremental expenses related to the acquisition of pipettes.com and BioTek and increased expenses related to our continued investment in technology and operational infrastructure.

Provision for Income Taxes:

	For the Fiscal Years Ended
	March 27,	March 28,	Change
	2021	2020	$	%
Provision for Income Taxes	$2,191	$1,663	$528	31.7%

Our effective tax rates for fiscal years 2021 and 2020 were 21.9% and 17.1%, respectively. The increase in tax rate is due to the lower discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in fiscal years 2021 and 2020 were $0.3 million and $0.9 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

We expect to receive certain federal, state and Canadian tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2022. As such, we expect our effective tax rate in fiscal year 2022 to be between 20.0% and 22.0%.

Net Income:

	For the Fiscal Years Ended
	March 27,	March 28,	Change
	2021	2020	$	%
Net Income	$7,791	$8,067	$(276)	(3.4%)

Net income for fiscal year 2021 decreased by $0.3 million or 3.4% compared to fiscal year 2020. As a percentage of revenue, net income was 4.5% in fiscal year 2021, down from 4.7% in fiscal year 2020. This year-over-year change reflects higher operating income discussed above offset by a higher effective tax rate.

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

	For the Fiscal Years Ended
	March 27,	March 28,
	2021	2020
Net Income $	7,791	$8,067
+ Interest Expense	850	934
+ Other Expense	241	186
+ Tax Provision	2,191	1,663
Operating Income	11,073	10,850
+ Depreciation & Amortization	7,580	6,658
+ Restructuring Expense	650	-
+ Other (Expense) Income	(241)	15
+ Noncash Stock Compensation	1,513	884
Adjusted EBITDA	$20,575	$18,407

During fiscal year 2021, Adjusted EBITDA was $20.6 million, an increase of $2.2 million or 11.8% compared to fiscal year 2020. As a percentage of revenue, Adjusted EBITDA was 11.9% during fiscal year 2021 versus 10.6% during fiscal year 2020, a 110 basis point increase. The increase in Adjusted EBITDA during fiscal year 2021 is primarily driven by the increase in operating income, depreciation and amortization expense and noncash stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations and borrowings from our Revolving Credit Facility (as defined below).

On May 18, 2020, we entered into an amendment (“Amendment Two”) to our Amended and Restated Credit Agreement with Manufacturers and Traders Trust Company, as previously amended pursuant to an amendment dated as of December 10, 2018 (together, the “Credit Agreement”). Amendment Two extended the term of our $30.0 million revolving credit facility (the “Revolving Credit Facility”) to October 20, 2022 and increased the revolving credit commitment to $40.0 million.

Amendment Two modified the definition of applicable rate used to determine interest charges on outstanding and unused borrowings under the Revolving Credit Facility and it amended the definition of permitted acquisitions to amend borrowings available under the Revolving Credit Facility for acquisitions. In addition, Amendment Two amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations related to stock-based payment and stock option activity, and modified certain restrictions to our ability to repurchase our shares and pay dividends. Amendment Two modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. Amendment Two also established a LIBOR floor of 1% and included a mechanism for adoption of a different benchmark rate when LIBOR is discontinued. During the third quarter of fiscal year 2021, Manufacturers and Traders Trust Company eliminated the prior requirement included in Amendment Two that limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021. During the fourth quarter of fiscal year 2021, Manufacturers and Traders Trust Company eliminated the prior requirement included in Amendment Two that limited restricted payments up to $2.5 million to pay certain tax obligations associated with share-based payment and stock option activity for the fiscal year ending March 27, 2021.

On December 10, 2018, we entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”) that provides for the 2018 Term Loan in the amount of $15.0 million, which replaced the previous 2017 Term Loan. As of March 27, 2021, $10.6 million was outstanding on the 2018 Term Loan, of which $2.0 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Principal payments relating to the 2018 Term Loan will be $2.1 million in fiscal year 2022, $2.2 million in fiscal year 2023, $2.2 million in fiscal year 2024, $2.3 million in fiscal year 2025 and $1.8 million in fiscal year 2026.

As of March 27, 2021, $40.0 million was available under the Revolving Credit Facility, of which $8.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

Under the Credit Agreement, borrowings that may be used for business acquisitions are limited to $20.0 million per fiscal year, and during a portion of fiscal year 2021 were limited to $5.5 million. During fiscal year 2021, $3.6 million of borrowings was used for business acquisitions. During fiscal year 2020, $13.8 million was used for business acquisitions, including holdback payments.

The allowable leverage ratio under the Credit Agreement for the first, second, third and fourth fiscal quarter of fiscal year 2021, and the first quarter of fiscal year 2022 is a maximum multiple of 3.0, 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After the first quarter of fiscal 2022, the allowable leverage ratio is a maximum multiple of 3.0. The Credit Agreement provides that the trailing twelve-month pro forma EBITDA of an acquired business is included in the allowable leverage calculation.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during fiscal years 2021 and 2020. Our leverage ratio, as defined in the Credit Agreement, was 0.94 at March 27, 2021 compared with 1.53 at March 28, 2020.

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

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act included a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022. During fiscal year 2021, the Company deferred $2.0 million of employer social security payroll taxes, of which $1.0 million is recorded in accrued compensation and other liabilities and $1.0 million is recorded in other liabilities on the Consolidated Balance Sheets.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Fiscal Years Ended
	March 27,	March 28,
	2021	2020
Cash Provided by (Used in):
Operating Activities	$23,639	$11,561
Investing Activities	$(10,151)	$(20,242)
Financing Activities	$(12,655)	$8,247

Operating Activities: Net cash provided by operating activities was $23.6 million during fiscal year 2021 compared to $11.6 million during fiscal year 2020 primarily due to changes in net working capital (defined as current assets less current liabilities). The significant changes in net working capital were:

•	Cash: Cash increased by $0.1 million during fiscal year 2021. The increase was primarily due to the timing of payments towards our long-term debt.

•	Receivables: Accounts receivable increased by a net amount of $3.0 million during fiscal year 2021, inclusive of $0.4 million of accounts receivable acquired as part of the BioTek acquisition completed during the period. Accounts receivable increased by a net amount of $3.5 million during fiscal year 2020, including $0.8 million of accounts receivable acquired as part of the pipettes.com acquisition completed within the period. The year-over-year change reflects the timing of collections. The following table illustrates our days sales outstanding as of March 27, 2021 and March 28, 2020:

	For the Fiscal Years Ended
	March 27,	March 28,
	2021	2020
Net Sales, for the last two fiscal months	$36,536	$34,241
Accounts Receivable, net	$33,950	$30,952
Days Sales Outstanding	56	54

•	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $2.5 million during fiscal year 2021. Our inventory balance decreased $0.1 million during fiscal year 2020, including $0.1 million of inventory acquired from the pipettes.com acquisition completed within the period. The year-over-year change is a result of lower distribution sales as a result of lower demand due to COVID-19.

•	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable increased by $0.3 million during fiscal year 2021. Accounts payable decreased by $2.6 million during fiscal year 2020. The variance is largely due to the timing of inventory purchases and other payments in the respective periods.

•	Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and the timing of payments to employees. During fiscal year 2021, accrued compensation and other liabilities increased by $3.5 million, due primarily to increased accrued incentives and payroll related expense and $1.0 million of deferred employer portion of social security payroll tax payments as part of the CARES Act. During fiscal year 2020, accrued compensation and other liabilities increased by $1.5 million, due primarily to the adoption of the new lease accounting standard.

•	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2021, income taxes payable increased by $0.3 million while during fiscal year 2020, income taxes payable decreased by $0.1 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2021, we invested $6.6 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business. During fiscal year 2020, we invested $6.6 million in capital expenditures that was used primarily for technology infrastructure to drive operational excellence, fund organic growth opportunities within both operating segments and to purchase new equipment to expand the number and type of assets available to rent. The purchase of assets from GRS during fiscal year 2020 is included in our capital expenditures above.

During fiscal year 2021, we used $3.6 million for business acquisitions. During fiscal year 2020, we used $13.0 million for business acquisitions.

During fiscal year 2021, no contingent consideration or other holdback amounts were paid related to a business acquisition. During fiscal year 2020, we used $0.9 million for holdback payments related to a business acquisition.

Financing Activities: During fiscal year 2021, $1.2 million in cash was generated from the issuance of our common stock. In addition, we repaid $8.8 million of our Revolving Credit Facility, we used $2.0 million for scheduled repayments of our term loan, and used $3.0 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock. During fiscal year 2020, we received $11.2 million from our Revolving Credit Facility and $1.7 million in cash was generated from the issuance of our common stock. We used $1.9 million for scheduled repayments of our term loan and used $2.8 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock.

Recent Events

Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology Inc. (“Upstate Metrology”), a New York based provider of calibration services. This transaction aligned with a key component of our acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities. The total purchase price paid for the assets of Upstate Metrology was approximately $0.9 million.

OUTLOOK

We are proud of the performance and dedication of the entire Transcat team in the fourth quarter and throughout fiscal 2021 as we navigated the most challenging operating environment in the history of our company. We enter fiscal 2022 with a strong balance sheet, what we believe are sustainable Service segment gross margins and an active M&A pipeline. We are optimistic that our disciplined focus on highly-regulated end markets and our new customer pipeline positions us well for continued strong organic growth.

For the first quarter of fiscal 2022, we expect Service organic growth to be similar to what we achieved in the fourth quarter of fiscal 2021. We expect improvement in Service gross margins, but not to the same degree we experienced in fiscal 2021, largely due to more difficult technician productivity comparisons and the recent anniversary of our acquisition of pipettes.com which occurred in February 2020. Distribution is expected to achieve double-digit growth in the first quarter on modestly improving trends and a prior-year comparison that includes low levels of demand due to the onset of the COVID-19 pandemic. Total operating expenses are expected to be similar to the trailing fourth quarter of fiscal year 2021.

We expect to receive certain federal, state and Canadian tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2022. As such, we expect our effective tax rate in fiscal year 2022 to be between 20.0% and 22.0%.

The Company anticipates total capital expenditures to be approximately $7.5 million to $8.5 million in fiscal year 2022, with the majority of the capital expenditures planned for growth-oriented opportunities within both of its operating segments, and for rental pool assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant on our variable rate Revolving Credit Facility. As of March 27, 2021,

$40.0 million was available under our Revolving Credit Facility, of which $8.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. As of March 27, 2021, $10.6 million was outstanding on the term loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The term loan requires total principal and interest repayments of $0.2 million per month through December 2025.

At our option, we borrow from our Revolving Credit Facility at the variable one-month LIBOR, subject to the 1% floor or at a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during fiscal year 2021 for our Revolving Credit Facility ranged from 1.4% to 2.7%. Interest on outstanding borrowings of the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan. On March 27, 2021, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 93% of our total revenues for fiscal years 2021 and 2020 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by less than 1%. Since the onset of the COVID-19 pandemic in North America, the Canadian dollar has weakened compared to the U.S. dollar. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate, including in response to the COVID-19 pandemic.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net loss of less than $0.1 million in each of fiscal years 2021 and 2020, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying receivables denominated in Canadian dollars being hedged. On March 27, 2021, we had a foreign exchange contract, which matured in April 2021, outstanding in the notional amount of $3.9 million. The foreign exchange contract was renewed in April 2021 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 27, 2021.

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

Board of Directors and Shareholders

Transcat, Inc.

Rochester, New York

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (the Company) as of March 27, 2021 and March 28, 2020, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended March 27, 2021 and March 28, 2020, and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 27, 2021 and March 28, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 27, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Annual report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

BioTek Services, Inc. Purchase Price Allocation

Critical Audit Matter Description

As discussed in Notes 1 and 9 to the consolidated financial statements, effective December 16, 2020, the Company acquired substantially all of the assets of BioTek Services, Inc. (“BioTek”). The total purchase price paid for the assets of BioTek was approximately $3.5 million. The Company applied the acquisition method of accounting for the acquisition. Under this method, identifiable assets acquired and liabilities assumed are measured at their acquisition-date fair value. The Company used a valuation hierarchy, and utilized an independent third-party valuation specialist to determine the fair values used in this allocation. Intangible assets and goodwill represented an allocation of purchase price to identifiable intangible assets of the acquired business in the amount of $2.0 million and $1.1 million, respectively.

The Company’s determination of the fair value used for the allocation of the purchase price is based upon assumptions of the future performance of BioTek and includes work performed by a third-party valuation specialist. Due to the subjectivity involved in estimating the fair values and ultimate allocation of purchase price, we identified the fair value estimates for purchase price allocation of BioTek’s intangible assets as a critical audit matter, which required a higher degree of auditor judgement as well as the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimation of fair value associated with the purchase price allocation of the BioTek acquisition included the following, among others:

•

We obtained an understanding of the process and assumptions used by management to develop the estimate of the purchase price allocation.

•

We obtained an understanding of management’s controls relating to the purchase price allocation and tested the operating effectiveness of the controls, as necessary.

•

We engaged an internal valuation specialist to test certain assumptions and approaches used.

•

We tested cut-off of working capital at the acquisition date for any impact to the fair value assigned to the identifiable tangible and intangible assets acquired or liabilities assumed.

•

We tested management’s allocation, including testing of the completeness and accuracy of source information used, mathematical accuracy of management’s calculations, and evaluated reasonableness and consistency of methodology and assumption.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2012.

Rochester, New York

June 8, 2021

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 27,	March 28,
	2021	2020
Service Revenue	$101,274	$93,003
Distribution Sales	72,061	80,096
Total Revenue	173,335	173,099

Cost of Services Sold	70,579	69,517
Cost of Distribution Sales	56,638	61,104
Total Cost of Revenue	127,217	130,621

Gross Profit	46,118	42,478

Selling, Marketing and Warehouse Expenses	17,743	17,985
General and Administrative Expenses	17,302	13,643
Total Operating Expenses	35,045	31,628

Operating Income	11,073	10,850

Interest and Other Expenses, net	1,091	1,120

Income Before Provision for Income Taxes	9,982	9,730
Provision for Income Taxes	2,191	1,663

Net Income	$7,791	$8,067

Basic Earnings Per Share	$1.05	$1.10
Average Shares Outstanding	7,423	7,331

Diluted Earnings Per Share	$1.03	$1.08
Average Shares Outstanding	7,548	7,487

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the Fiscal Years Ended
	March 27,	March 28,
	2021	2020
Net Income	$7,791	$8,067

Other Comprehensive Income (Loss):
Currency Translation Adjustment	662	(277)

Other, net of tax effects of $36 and $42 for the years ended March 27, 2021 and March 28, 2020, respectively.	(103)	(122)
Total Other Comprehensive Income (Loss)	559	(399)

Comprehensive Income	$8,350	$7,668

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 27,	March 28,
	2021	2020
ASSETS
Current Assets:
Cash	$560	$499
Accounts Receivable, less allowance for doubtful accounts of $526 and $480 as of March 27, 2021 and March 28, 2020, respectively	33,950	30,952
Other Receivables	428	1,132
Inventory, net	11,636	14,180
Prepaid Expenses and Other Current Assets	2,354	1,697
Total Current Assets	48,928	48,460
Property and Equipment, net	22,203	20,833
Goodwill	43,272	41,540
Intangible Assets, net	7,513	7,977
Right to Use Assets, net	9,392	8,593
Other Assets	808	719
Total Assets	$132,116	$128,122

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$12,276	$11,947
Accrued Compensation and Other Current Liabilities	10,417	6,907
Income Taxes Payable	382	86
Current Portion of Long-Term Debt	2,067	1,982
Total Current Liabilities	25,142	20,922
Long-Term Debt	17,494	28,362
Deferred Tax Liabilities, net	3,201	3,025
Lease Liabilities	7,958	6,832
Other Liabilities	3,243	1,894
Total Liabilities	57,038	61,035

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,458,251 and 7,381,180 shares issued and outstanding as of March 27, 2021 and March 28, 2020, respectively	3,729	3,691
Capital in Excess of Par Value	19,287	17,929
Accumulated Other Comprehensive Loss	(451)	(1,010)
Retained Earnings	52,513	46,477
Total Shareholders' Equity	75,078	67,087
Total Liabilities and Shareholders' Equity	$132,116	$128,122

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Years Ended
	March 27,	March 28,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$7,791	$8,067
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss on Disposal of Property and Equipment	136	460
Deferred Income Taxes	176	575
Depreciation and Amortization	7,580	6,659
Provision for Accounts Receivable and Inventory Reserves	636	371
Stock-Based Compensation Expense	1,513	884
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(1,796)	(3,303)
Inventory	2,724	875
Prepaid Expenses and Other Current Assets	(725)	(467)
Accounts Payable	329	(2,767)
Accrued Compensation and Other Current Liabilities	4,943	307
Income Taxes Payable	332	(100)
Net Cash Provided by Operating Activities	23,639	11,561

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(6,617)	(6,579)
Proceeds from Sale of Property and Equipment	17	184
Business Acquisitions, net of cash acquired	(3,551)	(12,983)
Payment of Contingent Consideration and Holdbacks Related to Business Acquisitions	-	(864)
Net Cash Used in Investing Activities	(10,151)	(20,242)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(8,801)	11,241
Repayments of Term Loan	(1,982)	(1,899)
Issuance of Common Stock	1,177	1,727
Repurchase of Common Stock	(3,049)	(2,822)
Net Cash (Used In) Provided by Financing Activities	(12,655)	8,247

Effect of Exchange Rate Changes on Cash	(772)	145

Net Increase (Decrease) in Cash	61	(289)
Cash at Beginning of Fiscal Year	499	788
Cash at End of Fiscal Year	$560	$499

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$860	$938
Income Taxes	$1,759	$1,371
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Payment of Contingent Consideration and Holdback Amounts Related to Business Acquisition	$-	$864

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 30, 2019	7,211	$3,605	$16,467	$(611)	$40,169	$59,630
Issuance of Common Stock	168	85	1,642	-	-	1,727
Repurchase of Common Stock	(118)	(59)	(1,004)	-	(1,759)	(2,822)
Stock-Based Compensation	120	60	824	-	-	884
Other Comprehensive Loss	-	-	-	(399)	-	(399)
Net Income	-	-	-	-	8,067	8,067
Balance as of March 28, 2020	7,381	3,691	17,929	(1,010)	46,477	67,087
Issuance of Common Stock	57	29	1,148	-	-	1,177
Repurchase of Common Stock	(81)	(41)	(1,253)	-	(1,755)	(3,049)
Stock-Based Compensation	101	50	1,463	-	-	1,513
Other Comprehensive Income	-	-	-	559	-	559
Net Income	-	-	-	-	7,791	7,791
Balance as of March 27, 2021	7,458	$3,729	$19,287	$(451)	$52,513	$75,078

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

Fiscal Year: Transcat operates on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 27, 2021 (“fiscal year 2021”) and March 28, 2020 (“fiscal year 2020”) both consisted of 52 weeks.

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

Inventory: Inventory consists of products purchased for resale and is valued at the lower of average cost or net realizable value. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. The Company had reserves for inventory losses totaling $0.6 million at March 27, 2021 and $0.5 million at March 28, 2020.

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

Business Acquisitions: The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, identifiable assets acquired and liabilities assumed are measured at their acquisition-date fair value. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments below, to determine the fair values used in this allocation. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services, and are expensed as incurred in the Consolidated Statements of Income.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company evaluates qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying value and whether it is necessary to perform the goodwill impairment process. The Company determined that no impairment was indicated as of March 27, 2021 and March 28, 2020.

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 30, 2019	$9,759	$24,786	$34,545	$310	$4,923	$5,233
Additions	1,695	5,580	7,275	1,133	3,397	4,530
Amortization	-	-	-	(146)	(1,619)	(1,765)
Currency Translation Adjustment	-	(280)	(280)	-	(21)	(21)
Net Book Value as of March 28, 2020	11,454	30,086	41,540	1,297	6,680	7,977
Additions	4	1,075	1,079	-	2,030	2,030
Amortization	-	-	-	(377)	(2,161)	(2,538)
Currency Translation Adjustment	-	653	653	-	44	44
Net Book Value as of March 27, 2021	$11,458	$31,814	$43,272	$920	$6,593	$7,513

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 10 years. Amortization expense relating to intangible assets is expected to be $2.3 million in fiscal year 2022, $1.7 million in fiscal year 2023, $1.2 million in fiscal year 2024, $0.9 million in fiscal year 2025 and $0.6 million in fiscal year 2026.

Catalog Costs: Transcat capitalizes the cost of each master catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each Master Catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million as of both March 27, 2021 and March 28, 2020.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of March 27, 2021 and March 28, 2020, investment assets totaled $0.4 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2021 and 2020, the Company recorded non-cash stock-based compensation cost in the amount of $1.5 million and $0.9 million, respectively, in the Consolidated Statements of Income.

Revenue Recognition: Distribution sales are recorded when an order’s title and risk of loss transfers to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time using the output method-time elapsed as this portrays the transfer of control to the customer. Revenue is measured as the amount of consideration it expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Revenue recognized from prior period performance obligations for fiscal year 2021 was immaterial. As of March 27, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606 (defined below), the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of March 27, 2021 and March 28, 2020 were immaterial. Payment terms are generally 30 to 45 days. See Note 7 for disaggregated revenue information.

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $0.7 million and $1.6 million in fiscal years 2021 and 2020, respectively, as a reduction of cost of distribution sales.

Cooperative Advertising Income: The Company participates in co-op advertising programs with certain of its vendors. The Company records cash consideration received from these vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $0.6 million and $1.4 million in fiscal years 2021 and 2020, respectively, in connection with these programs.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $0.9 million and $1.2 million in fiscal years 2021 and 2020, respectively.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $2.5 million and $2.6 million in fiscal years 2021 and 2020, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were approximately $0.8 million and $0.9 million in fiscal years 2021 and 2020, respectively.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was less than $0.1 million in each of the fiscal years 2021 and 2020. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net loss of less than $0.1 million in each of fiscal year 2021 and 2020, was recognized as a component of Other Expenses in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 27, 2021, the Company had a foreign exchange contract, which matured in April 2021, outstanding in the notional amount of $3.9 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

At March 27, 2021, accumulated other comprehensive loss consisted of cumulative currency translation gains of $0.1 million, unrecognized prior service costs, net of tax, of $0.5 million and an unrealized gain on other assets, net of tax, of $0.1 million.

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

For each of fiscal years 2021 and 2020, the net additional common stock equivalents had a $0.02 per share effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows:

	For the Fiscal Years Ended
	March 27,	March 28,
	2021	2020
Average Shares Outstanding – Basic	7,423	7,331
Effect of Dilutive Common Stock Equivalents	125	156
Average Shares Outstanding – Diluted	7,548	7,487
Anti-dilutive Common Stock Equivalents	-	15

Shareholders’ Equity: During each of fiscal years 2021 and 2020, the Company repurchased and subsequently retired 0.1 million shares of its common stock. There were no stock option redemptions during either fiscal year 2021 or fiscal year 2020.

COVID-19 Pandemic: The COVID-19 pandemic has had a negative impact on our fiscal year 2021 and fiscal year 2020 operations and financial results, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. The Company took actions to manage its resources conservatively to mitigate the negative impact of the pandemic, including aligning variable costs with demand, froze hiring and wages, with the exception of technology personnel, tightly controlled discretionary spending; reduced the CEO’s salary and Board of Director cash retainer fees by 20% and reduced other executive team members salaries by 10% during the first and second quarter of fiscal year 2021; and amended our revolving credit facility to provide for, among other things, $10.0 million in additional borrowing capacity and financial covenant modifications.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act included a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022. During fiscal year 2021, the Company deferred $2.0 million of employer social security payroll taxes, of which $1.0 million is recorded in accrued compensation and other current liabilities and $1.0 million is recorded in other liabilities on the Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements:

Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU will not have a material impact on our consolidated financial statements.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of:

	March 27,	March 28,
	2021	2020
Machinery, Equipment and Software	$49,782	$46,206
Rental Equipment	7,873	7,111
Furniture and Fixtures	2,702	2,668
Leasehold Improvements	4,272	3,051
Total Property and Equipment	64,629	59,036
Less: Accumulated Depreciation and Amortization	(42,426)	(38,203)
Total Property and Equipment, net	$22,203	$20,833

Total depreciation and amortization expense relating to property and equipment amounted to $5.0 million and $4.8 million in fiscal years 2021 and 2020, respectively.

NOTE 3 – LONG-TERM DEBT

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

Amendment Two modified the definition of the applicable rate used to determine interest charges on outstanding and unused borrowings under the Revolving Credit Facility and it amended the definition of permitted acquisitions to amend borrowings available under the Revolving Credit Facility for acquisitions. In addition, Amendment Two amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations associated with share-based payment and stock option activity, and modified certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two modified the leverage ratio and fixed charge coverage ratio covenants with which the Company is required to comply for the fiscal year ending March 27, 2021. Amendment Two also established a London Interbank Offered Rate (“LIBOR”) floor of 1% and included a mechanism for adoption of a different benchmark rate when LIBOR is discontinued. During the third quarter of fiscal year 2021, Manufacturers and Traders Trust Company eliminated the prior requirement included in Amendment Two that limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021. During the fourth quarter of fiscal year 2021, Manufacturers and Traders Trust Company eliminated the prior requirement included in Amendment Two that limited restricted payments up to $2.5 million to pay certain tax obligations associated with share-based payment and stock option activity for the fiscal year ending March 27, 2021.

On December 10, 2018, the Company entered into an Amended and Restated Credit Agreement Amendment 1 (the “2018 Agreement”). The 2018 Agreement has a term loan (the “2018 Term Loan”) in the amount of $15.0 million. As of March 27, 2021, $10.6 million was outstanding on the 2018 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Principal payments relating to the 2018 Term Loan will be $2.1 million in fiscal year 2022, $2.2 million in fiscal year 2023, $2.2 million in fiscal year 2024, $2.3 million in fiscal year 2025 and $1.8 million in fiscal year 2026.

As of March 27, 2021, $40.0 million was available under the Revolving Credit Facility, of which $8.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

During fiscal year 2021, $3.6 million of borrowings was used for business acquisitions. During fiscal year 2020, $13.8 million of borrowings was used for business acquisitions, including holdback payments.

The allowable leverage ratio under the Credit Agreement for the first, second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 is a maximum multiple of 3.0, 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After the first quarter of fiscal 2022, the allowable leverage ratio is a maximum multiple of 3.0. The Credit Agreement provides that the trailing twelve-month pro forma EBITDA of an acquired business is included in the allowable leverage calculation.

Interest and Other Costs: Interest on outstanding borrowings under the Revolving Credit Facility accrues, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case (subject to a 1% floor), plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan. Unused fees accrue based on the average daily amount of unused credit available on the Revolving Credit Facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio, as defined in the Credit Agreement. The Company’s interest rate for the Revolving Credit Facility for fiscal year 2021 ranged from 1.4% to 2.7%.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. We were in compliance with all loan covenants and requirements during fiscal years 2021 and 2020. Our leverage ratio, as defined in the Credit Agreement, was 0.94 at March 27, 2021, compared with 1.53 at March 28, 2020.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the Revolving Credit Facility.

NOTE 4 – INCOME TAXES

While the Tax Cuts and Jobs Act of 2017 provides for a territorial tax system, effective for tax years beginning after December 31, 2017, it includes the Global Intangible Low-Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) provisions. The Company has elected to account for these provisions in the period in which incurred. During fiscal years 2021 and 2020, the Company recorded net income tax benefits of less than $0.1 million each year as a result of these provisions. Foreign subsidiary’s undistributed earnings are considered to be permanently reinvested.

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows:

	FY 2021	FY 2020
United States	$9,187	$8,783
Foreign	795	947
Total	$9,982	$9,730

The provision for income taxes for fiscal years 2021 and 2020 is as follows:

	FY 2021	FY 2020
Current Tax Provision:
Federal	$1,449	$630
State	428	285
Foreign	103	329
	$1,980	$1,244
Deferred Tax (Benefit) Provision:
Federal	$96	$371
State	(22)	77
Foreign	137	(29)
	$211	$419
Provision for Income Taxes	$2,191	$1,663

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows:

	FY 2021	FY 2020
Federal Income Tax at Statutory Rate	$2,096	$2,044
State Income Taxes, net of federal benefit	282	294
Foreign Taxes and Federal, State and Foreign Tax Credits	9	(97)
Tax Impact of Equity Awards	(274)	(876)
Other, net	78	298
Total	$2,191	$1,663

	March 27,	March 28,
	2021	2020
Deferred Tax Assets:
Accrued Liabilities	$354	$531
Lease Liabilities	2,439	2,253
Performance-Based Stock Award Grants	439	432
Inventory Reserves	132	105
Non-Qualified Deferred Compensation Plan	104	98
Post-Retirement Health Care Plans	506	385
Stock-Based Compensation	95	70
Deferred Payroll Tax – CARES Act	259	-
Capitalized Inventory Costs	118	126
Other	267	265
Total Deferred Tax Assets	$4,713	$4,265

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(1,233)	$(1,162)
Right of Use Assets	(2,408)	(2,198)
Depreciation	(4,230)	(3,858)
Other	(43)	(72)
Total Deferred Tax Liabilities	$(7,914)	$(7,290)

Net Deferred Tax Liabilities	$(3,201)	$(3,025)

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. The Company is no longer subject to examination by U.S. federal income tax authorities for fiscal years 2017 and prior, by state tax authorities for fiscal years 2015 and prior, and by Canadian tax authorities for fiscal years 2014 and prior. There are no income tax years currently under examination by Canadian or state income tax authorities. The fiscal year ended March 31, 2018 is currently under examination by the Internal Revenue Service. A reserve of less than $0.1 million was recorded during the fiscal year ended March 27, 2021 relating to this examination.

During fiscal years 2021 and 2020, there were no uncertain tax positions. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2021 and 2020 or were accrued at March 27, 2021 and March 28, 2020.

The Company’s effective tax rate for fiscal years 2021 and 2020 was 21.9% and 17.1%, respectively. The tax rate is affected by recurring items, such as state income taxes and tax credits, which the Company expects to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation awards in each of fiscal years 2021 and 2020 were $0.3 and $0.9 million, respectively.

The Company expects to receive certain federal, state and Canadian tax credits in future years. The Company also expects to receive discrete tax benefits related to share-based compensation awards in fiscal year 2022. As such, it expects its effective tax rate in fiscal year 2022 to be between 20.0% and 22.0%.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. In response to the COVID-19 pandemic, the Company suspended the employer match to the Plan for the first six months of fiscal year 2021. In the second six months of fiscal year 2021, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan. In fiscal year 2020, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were approximately $0.4 million and $0.9 million in fiscal years 2021 and 2020, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the board of directors. The Company made no profit sharing contributions in fiscal years 2021 and 2020.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”). 650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a general and administrative expense in the accompanying Consolidated Statements of Income. The expense related to the ESPP was less than $0.1 million in each of fiscal years 2021 and 2020.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2021 and 2020, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.4 million as of both March 27, 2021 and March 28, 2020, and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the post-retirement benefit obligation is as follows:

	FY 2021	FY 2020
Post-retirement benefit obligation, at beginning of fiscal year	$1,509	$1,311
Service cost	84	77
Interest cost	48	48
Benefits paid	(95)	(98)
Actuarial loss	285	171
Post-retirement benefit obligation, at end of fiscal year	1,831	1,509
Fair value of plan assets, at end of fiscal year	-	-
Funded status, at end of fiscal year	$(1,831)	$(1,509)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,831	$1,509

The accumulated post-retirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic post-retirement benefit cost and other amounts recognized in other comprehensive income are as follows:

	FY 2021	FY 2020
Net periodic post-retirement benefit cost:
Service cost	$84	$77
Interest cost	48	48
Amortization of prior service cost	1	1
	133	126
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(1)	(1)
Net gain	233	113
	232	112
Total recognized in net periodic benefit cost and other comprehensive income	$365	$238

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$739	$518

The prior service cost is amortized over the average remaining life expectancy of active participants in the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost during fiscal year 2021 is less than $0.1 million.

The post-retirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the post-retirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 27,	March 28,
	2021	2020
Weighted average discount rate	3.0%	3.3%

Medical care cost trend rate:
Trend rate assumed for next year	7.0%	6.8%
Ultimate trend rate	3.8%	3.8%
Year that rate reaches ultimate trend rate	2075	2075

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	3.0%	3.5%

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

Fiscal
Year	Amount
2022	$179
2023	160
2024	134
2025	125
2026	91
Thereafter	$1,142

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post-retirement benefit obligation and the annual net periodic post-retirement benefit cost by $0.2 million. A one percentage point decrease in the healthcare cost trend would decrease the accumulated post-retirement benefit obligation and the annual net periodic post-retirement benefit cost by $0.2 million.

NOTE 6 – STOCK-BASED COMPENSATION

The Company has a share-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 27, 2021, 0.9 million restricted stock units or stock options were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete benefits related to share-based compensation awards in fiscal years 2021 and 2020 were $0.3 million and $0.9 million, respectively.

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

Beginning in fiscal year 2020, the annual performance-based award for the Company’s non-employee directors was replaced with an annual grant of restricted stock units valued at $50,000 that vest after one year. The restricted stock unit grants to non-employee directors were made in September 2020 and September 2019.

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

During fiscal year 2021, 80,000 shares granted were time vested. During fiscal year 2020, 47,000 shares granted were time vested and 28,000 shares were subject to performance targets.

The following table summarizes the restricted stock units vested and shares issued during fiscal years 2021 and 2020 (amounts in thousands):

			Grant
		Total	Date		Number
		Number	Fair	Target	Of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2018	April 2018 – March 2019	1	$15.65	Time Vested	1	April 2019
April 2016	April 2016 – March 2019	82	$10.13	131%	107	May 2019
June 2017	June 2017 – May 2019	1	$12.00	Time Vested	1	June 2019
October 2018	October 2018 – September 2019	1	$20.81	Time Vested	1	October 2019
April 2018	April 2018 – March 2019	1	$15.65	Time Vested	1	April 2019
April 2017	April 2017 – March 2020	62	$12.90	79%	49	May 2020
July 2020	July 2020	1	$27.08	Time Vested	1	July 2020
September 2019	September 2019 – September 2020	18	$22.77	Time Vested	18	September 2020
October 2018	October 2018 – September 2020	1	$20.81	Time Vested	1	October 2020
January 2021	January 2021	3	$34.68	Time Vested	3	January 2021
May 2018	April 2018 – March 2021	29	$15.30	Time Vested	29	March 2021

The following table summarizes the non-vested restricted stock units outstanding as of March 27, 2021:

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 27, 2021
May 2018	April 2018 – March 2021	29	$15.30	60% of target level
October 2018	October 2018 – September 2027	8	$20.81	Time Vested
May 2019	April 2019 – March 2022	21	$23.50	65% of target level
May 2019	April 2019 – March 2022	21	$23.50	Time Vested
August 2019	August 2019 – July 2020	1	$23.00	Time Vested
April 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – July 2023	39	$27.08	Time Vested
September 2020	September 2020 – July 2023	4	$28.54	Time Vested
September 2020	September 2020 – July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
September 2020	September 2020 – September 2021	14	$28.52	Time Vested
January 2021	January 2021 – January 2024	2	$34.62	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $1.4 million and $0.8 million in fiscal years 2021 and 2020, respectively. Unearned compensation totaled $1.8 million as of March 27, 2021.

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

We calculate the value of the stock options granted using the Black-Scholes model. We calculate expected volatility for stock options by taking an average of historical volatility over the expected term. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. We assume no expected dividends.

During fiscal year 2021, the Company’s Board of Directors granted an option for 5,000 shares of common stock to a Company employee that vests over three years and an option for 15,000 shares of common stock to an employee that immediately vested. During fiscal year 2020, the Company’s Board of Directors granted an option for 5,000 shares of common stock to a Company employee that vest over three years, and an option for 10,000 shares of common stock to a new member of the Board of Directors that vest over 5 years. The expense related to all stock option awards was $0.1 million in each of fiscal years 2021 and 2020.

The following table summarizes the Company’s options for fiscal years 2021 and 2020:

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Shares	Share	Term (in Years)	Value
Outstanding as of March 30, 2019	291	$11.16
Granted	15	25.06
Exercised	(156)	9.16
Outstanding as of March 28, 2020	150	14.63
Granted	20	27.48
Exercised	(45)	18.01
Outstanding as of March 27, 2021	125	15.47	3	$4,713
Exercisable as of March 27, 2021	87	$11.72	1	$3,553

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2021 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 27, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 27, 2021 was $0.1 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised in fiscal years 2021 and 2020 was $1.6 million and $2.5 million, respectively. Cash received from the exercise of options in fiscal years 2021 and 2020 was $0.8 million and $1.4 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Transcat has two reportable segments: Distribution and Service. The accounting policies of the reportable segments are described above in Note 1. The Company has no inter-segment sales. The following table presents segment and geographic data for fiscal years 2021 and 2020:

	FY 2021	FY 2020
Revenue:
Service	$101,274	$93,003
Distribution	72,061	80,096
Total	173,335	173,099

Gross Profit:
Service	30,695	23,486
Distribution	15,423	18,992
Total	46,118	42,478

Operating Expenses:
Service (1)	20,254	17,814
Distribution (1)	14,791	13,814
Total	35,045	31,628

Operating Income:
Service	10,441	5,672
Distribution	632	5,178
Total	11,073	10,850

Unallocated Amounts:
Interest and Other Expense, net	1,091	1,120
Provision for Income Taxes	2,191	1,663
Total	3,282	2,783

Net Income	$7,791	$8,067

Total Assets:
Service	$71,090	$67,023
Distribution	44,759	47,952
Unallocated	16,267	13,147
Total	$132,116	$128,122

Depreciation and Amortization (2):
Service	$5,597	$4,930
Distribution	1,983	1,729
Total	$7,580	$6,659

Capital Expenditures:
Service	$4,236	$3,974
Distribution	2,381	2,605
Total	$6,617	$6,579

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$159,270	$157,744
Canada	13,040	13,827
Other International	1,024	1,528
Total	$173,335	$173,099

Property and Equipment:
United States (4)	$19,897	$18,672
Canada	2,306	2,161
Total	$22,203	$20,833

(1)

Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)

Including amortization of catalog costs and intangible assets.

(3)

Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.

(4)

United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases: Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. As of March 27, 2021, the remaining lease terms on our operating leases range from approximately one year to less than ten years. Renewal options not yet exercised and termination options are not reasonably certain of exercise by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. The weighted average discount rate for both of the years ended March 27, 2021 and March 28, 2020 was 4.15%.

The components of lease expense for the current and prior-year comparative periods were as follows:

	FY 2021	FY 2020
Operating lease cost	3,206	3,295
Variable lease cost	577	444
Total lease cost	3,783	3,739

Supplemental cash flow information related to leases was as follows:

	FY 2021	FY 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	2,153	1,961
Right to Use Assets obtained in exchange for lease liabilities	2,945	2,940

Total rental expense was approximately $3.8 million and $3.7 million in fiscal years 2021 and 2020, respectively. The minimum future annual rental payments under the non-cancelable leases at March 27, 2021 are as follows (in millions):

Fiscal Year
2022	$2.9
2023	2.3
2024	1.9
2025	1.4
2026	0.8
Thereafter	3.2
Total minimum lease payments	$12.5
Less: Imputed interest	2.9
Present value of remaining lease payments	$9.6

Effective December 2018, the Company has term loan repayments (principal plus interest) of $0.2 million per month through December 2025. These amounts are not reflected in the table above. Principal payments relating to the 2018 Term Loan will be $2.1 million in fiscal year 2022, $2.2 million in fiscal year 2023, $2.2 million in fiscal year 2024, $2.3 million in fiscal year 2025 and $1.8 million in fiscal year 2026.

NOTE 9 – BUSINESS ACQUISITIONS

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

The total purchase price paid for the assets of BioTek was approximately $3.5 million. $0.4 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of BioTek’s assets and liabilities acquired during the period presented:

FY 2021
Goodwill	$1,063
Intangible Assets – Customer Base & Contracts	1,930
Intangible Assets – Covenant Not to Compete	100
3,093
Plus: Current Assets	406
Non-Current Assets	8
Total Purchase Price	$3,507

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

The total purchase price paid for the assets of pipettes.com was approximately $12.2 million. $1.2 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of pipettes.com assets and liabilities acquired during the period presented.

FY 2021
Goodwill	$6,795
Intangible Assets – Customer Base & Contracts	4,410
Intangible Assets – Covenant Not to Compete	120
11,325
Plus: Current Assets	884
Non-Current Assets	261
Less: Current Liabilities	(239)
Total Purchase Price	$12,231

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of pipettes.com and BioTek had occurred at the beginning of fiscal year 2020. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Fiscal Years Ended
	March 27,	March 28,
	2021	2020
Total Revenue	$174,883	$182,459
Net Income	$8,051	$9,017
Basic Earnings Per Share	$1.08	$1.23
Diluted Earnings Per Share	$1.07	$1.20

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

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of March 27, 2021, there was no other holdback amounts unpaid and reflected in current liabilities on the Consolidated Balance Sheets.

During fiscal year 2021, acquisition costs of $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 10 – QUARTERLY DATA (Unaudited)

The following table presents a summary of certain unaudited quarterly financial data for fiscal years 2021 and 2020:

				Basic	Diluted
	Total	Gross	Net	Earnings	Earnings
	Revenues	Profit	Income	Per Share (a)	Per Share (a)
FY 2021:
Fourth Quarter	$48,762	$13,970	$3,208	$0.43	$0.42
Third Quarter	44,062	11,245	1,761	0.24	0.23
Second Quarter	41,607	11,494	2,024	0.27	0.27
First Quarter	38,904	9,409	798	0.11	0.11

FY 2020:
Fourth Quarter	$45,762	$12,053	$2,493	$0.34	$0.33
Third Quarter	43,179	9,928	1,477	0.20	0.20
Second Quarter	41,763	10,445	2,379	0.32	0.32
First Quarter	42,395	10,052	1,718	0.24	0.23

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

NOTE 11 SUBSEQUENT EVENT

Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology Inc. (“Upstate Metrology”), a New York based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities. The total purchase price paid for the assets of Upstate Metrology was approximately $0.9 million.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 27, 2021.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2021 Annual Meeting of Shareholders under the headings “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers and Senior Management,” and “Delinquent Section 16(a) Reports,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2021 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2021 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2021 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2021 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2021 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 27, 2021:

Equity Compensation Plan Information
(In Thousands, Except Per Share Amounts)
Number of securities
	Number of securities		remaining available
	to be issued	Weighted average	for future issuance under
	upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	125 (1)	$15.47 (2)	898
Equity compensation plans
not approved by security holders	-	-	-
Total	125 (1)	$15.47(2)	898

(1)     Includes performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.

(2)     Does not include restricted stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2021 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2021 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2021 Annual Meeting of Shareholders under the heading “Proposal Three: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 27, 2021 fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Exhibits.

Index to Exhibits

(3)	Articles of Incorporation and Bylaws

	3.1(a)	The Articles of Incorporation, as amended (the “Articles”), are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

	3.1(b)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.1(c)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

	3.1(d)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015.

	3.2	Code of Regulations, as amended through May 1, 2019, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019.

(4)	Instruments Defining the Rights of Security Holders

	4.1	Description of Securities is incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2019.

(10)	Material contracts

#	10.1	Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.

#	10.2	Amendment No. 1 to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix B to the Company’s definitive proxy statement filed on July 26, 2013 in connection with the 2013 Annual Meeting of Shareholders.

#	10.3	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#	10.4	Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

#	10.5	Form of Award Notice of Non-Qualified Stock Option (five-year expiration) granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017.

#	10.6	Form of Award Notice of Long-Term Compensation Award granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017.

#	10.7	Form of Award Notice of Restricted Stock Units and Performance Restricted Stock Units granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2018.

#	10.8	Form of Award Notice of Long-Term Compensation Awards granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2018.

#	10.9	Form of Award Notice of Director Long-Term Compensation Award granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

#	10.10	Form of Award Notice of Director Non-Qualified Stock Option Award granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

	10.11	Amended and Restated Credit Facility Agreement, dated as of October 30, 2017, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2017.

	10.12	Amended and Restated Credit Facility Agreement Amendment 1, dated as of December 10, 2018, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018.

	10.13	Amended and Restated Credit Facility Agreement Amendment 2, dated as of May 18, 2020, by and between Transcat, Inc, and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020.

	10.14	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

	10.15	Lease Agreement between AK Leasehold I, LLC and Transcat, Inc. dated May 21, 2019, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2019.

#	10.16	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.17	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

#	10.18	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended, is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.19	Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

	10.20	Asset Purchase Agreement, dated February 21, 2020, by and among Transcat, Inc., TTE Laboratories Inc., Benjamin Leverone and Michael Anema is incorporated herein by reference from Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended March 28, 2020.

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries

(23)	Consents of experts and counsel

*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

*	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

*	101.INS XBRL Instance Document

*	101.SCH XBRL Taxonomy Extension Schema Document

*	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.

#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: June 8, 2021	/s/ Lee D. Rudow
By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 8, 2021	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 8, 2021	/s/ Mark A. Doheny	Vice President of Finance and
	Mark A. Doheny	Chief Financial Officer
(Principal Financial Officer)

June 8, 2021	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

June 8, 2021	/s/ Gary J. Haseley	Chairman of the Board of Directors
Gary J. Haseley

June 8, 2021	/s/ Craig D. Cairns	Director
Craig D. Cairns

June 8, 2021	/s/ Oksana Dominach	Director
Oksana Dominach

June 8, 2021	/s/ Charles P. Hadeed	Director
Charles P. Hadeed

June 8, 2021	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 8, 2021	/s/ Mbago M. Kaniki	Director
Mbago M. Kaniki

June 8, 2021	/s/ Paul D. Moore	Director
Paul D. Moore

June 8, 2021	/s/ Angela J. Panzarella	Director
Angela J. Panzarella

June 8, 2021	/s/ Carl E. Sassano	Director
Carl E. Sassano