Form 10-Q
period 2021-06-26
TRANSCAT INC
filed 2021-08-03
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 26, 2021

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of July 30, 2021 was 7,469,857.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 26,	June 27,
	2021	2020
Service Revenue	$27,557	$22,967
Distribution Sales	20,233	15,937
Total Revenue	47,790	38,904

Cost of Service Revenue	18,805	16,898
Cost of Distribution Sales	15,465	12,597
Total Cost of Revenue	34,270	29,495

Gross Profit	13,520	9,409

Selling, Marketing and Warehouse Expenses	4,997	4,074
General and Administrative Expenses	4,834	4,371
Total Operating Expenses	9,831	8,445

Operating Income	3,689	964

Interest and Other Expense, net	195	243

Income Before Income Taxes	3,494	721
Benefit from Income Taxes	(194)	(77)

Net Income	$3,688	$798

Basic Earnings Per Share	$0.49	$0.11
Average Shares Outstanding	7,464	7,394

Diluted Earnings Per Share	$0.49	$0.11
Average Shares Outstanding	7,593	7,514

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 26,	June 27,
	2021	2020
Net Income	$3,688	$798

Other Comprehensive Income:
Currency Translation Adjustment	161	125
Other, net of tax effects of $7 and $13 for the first quarter ended June 26, 2021 and June 27, 2020, respectively	21	38
Total Other Comprehensive Income	182	163

Comprehensive Income	$3,870	$961

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited) June 26,	(Audited) March 27,
	2021	2021
ASSETS
Current Assets:
Cash	$254	$560
Accounts Receivable, less allowance for doubtful accounts of $615 and $526 as of June 26, 2021 and March 27, 2021, respectively	33,324	33,950
Other Receivables	380	428
Inventory, net	11,642	11,636
Prepaid Expenses and Other Current Assets	3,139	2,354
Total Current Assets	48,739	48,928
Property and Equipment, net	22,172	22,203
Goodwill	43,904	43,272
Intangible Assets, net	6,901	7,513
Right To Use Assets, net	8,467	9,392
Other Assets	956	808
Total Assets	$131,139	$132,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,203	$12,276
Accrued Compensation and Other Liabilities	7,312	10,417
Income Taxes Payable	-	382
Current Portion of Long-Term Debt	2,089	2,067
Total Current Liabilities	20,604	25,142
Long-Term Debt	20,107	17,494
Deferred Income Tax Liabilities	3,223	3,201
Lease Liabilities	7,235	7,958
Other Liabilities	3,263	3,243
Total Liabilities	54,432	57,038

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,468,991 and 7,458,251 shares issued and outstanding as of June 26, 2021 and March 27, 2021, respectively	3,734	3,729
Capital in Excess of Par Value	19,632	19,287
Accumulated Other Comprehensive Loss	(269)	(451)
Retained Earnings	53,610	52,513
Total Shareholders' Equity	76,707	75,078
Total Liabilities and Shareholders' Equity	$131,139	$132,116

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 26,	June 27,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$3,688	$798
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss (Gain) on Disposal of Property and Equipment	50	(1)
Deferred Income Taxes	22	24
Depreciation and Amortization	1,990	1,872
Provision for Accounts Receivable and Inventory Reserves	290	561
Stock-Based Compensation Expense	437	312
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	805	2,948
Inventory	33	5
Prepaid Expenses and Other Assets	(918)	(251)
Accounts Payable	(1,073)	(2,621)
Accrued Compensation and Other Liabilities	(2,880)	494
Income Taxes Payable	(389)	(99)
Net Cash Provided by Operating Activities	2,055	4,042

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(1,203)	(1,261)
Business Acquisitions, net of cash acquired	(931)	-
Net Cash Used in Investing Activities	(2,134)	(1,261)

Cash Flows from Financing Activities:
Proceeds from (Repayments of) Revolving Credit Facility, net	3,243	(1,330)
Repayment of Term Loan	(608)	(487)
Issuance of Common Stock	699	383
Repurchase of Common Stock	(3,377)	(1,287)
Net Cash Used in Financing Activities	(43)	(2,721)

Effect of Exchange Rate Changes on Cash	(184)	(193)

Net Decrease in Cash	(306)	(133)
Cash at Beginning of Period	560	499
Cash at End of Period	$254	$366

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$187	$225
Income Taxes, net	$250	$61

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 28, 2020	7,381	$3,691	$17,929	$(1,010)	$46,477	$67,087
Issuance of Common Stock	28	14	369	-	-	383
Repurchase of Common Stock	(48)	(24)	(579)	-	(684)	(1,287)
Stock-Based Compensation	50	25	287	-	-	312
Other Comprehensive Income	-	-	-	163	-	163
Net Income	-	-	-	-	798	798
Balance as of June 27, 2020	7,411	$3,706	$18,006	$(847)	$46,591	$67,456

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Loss	Earnings	Total
Balance as of March 27, 2021	7,458	$3,729	$19,287	$(451)	$52,513	$75,078
Issuance of Common Stock	52	26	673	-	-	699
Repurchase of Common Stock	(62)	(31)	(755)	-	(2,591)	(3,377)
Stock-Based Compensation	21	10	427	-	-	437
Other Comprehensive Income	-	-	-	182	-	182
Net Income	-	-	-	-	3,688	3,688
Balance as of June 26, 2021	7,469	$3,734	$19,632	$(269)	$53,610	$76,707

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Per Share and Per Unit Amounts)

(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat,” “we,” “us,” “our” or the “Company”) is a leading provider of accredited calibration and laboratory instrument services and a value-added distributor of professional grade test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8-03 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 27, 2021 (“fiscal year 2021”) contained in the Company’s 2021 Annual Report on Form 10-K filed with the SEC.

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

Revenue recognized from prior period performance obligations for the first quarter of the fiscal year ending March 26, 2022 (“fiscal year 2022”) was immaterial. As of June 26, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of June 26, 2021 and March 27, 2021 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable, other receivables, accounts payable and accrued compensation and other liabilities approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of June 26, 2021 and March 27, 2021, investment assets totaled $0.4 million and are included as a component of other assets on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of fiscal year 2022 and fiscal year 2021, the Company recorded non-cash stock-based compensation expense of $0.4 million and $0.3 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Canadian business transactions. The net foreign currency gain was less than $0.1 million in each of the first quarter of fiscal year 2022 and fiscal year 2021. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of fiscal years 2022 and 2021, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 26, 2021, the Company had a foreign exchange contract, which matured in July 2021, outstanding in the notional amount of $4.0 million. The foreign exchange contract was renewed in July 2021 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For both the first quarter of fiscal year 2022 and fiscal year 2021, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (in thousands):

	First Quarter Ended
	June 26,	June 27,
	2021	2020
Average Shares Outstanding – Basic	7,464	7,394
Effect of Dilutive Common Stock Equivalents	129	120
Average Shares Outstanding – Diluted	7,593	7,514
Anti-dilutive Common Stock Equivalents	20	20

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

Intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. The Company estimates the fair value of its reporting units using the fair market value measurement requirement. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. A summary of changes in the Company’s goodwill and intangible assets is as follows (in thousands):

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total

Net Book Value as of March 27, 2021	$11,458	$31,814	$43,272	$920	$6,593	$ 7,513
Additions	-	483	483	-	-	-
Amortization	-	-	-	(70)	(550)	(620)
Currency Translation Adjustment	-	149	149	-	8	8
Net Book Value as of June 26, 2021	$11,458	$32,446	$43,904	$850	$6,051	$ 6,901

Recently Issued Accounting Pronouncements:

In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU will not have a material impact on its consolidated financial statements.

NOTE 2 – LONG-TERM DEBT

On July 7, 2021, we entered into the Second Amended and Restated Credit Facility Agreement (the “2021 Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), that amended and restated in its entirety the Company’s Amended and Restated Credit Facility Agreement dated as of October 30, 2017, as amended by Amended and Restated Credit Facility Agreement Amendment 1 dated December 10, 2018 and Amended and Restated Credit Facility Agreement Amendment 2 (“Amendment Two”) dated May 18, 2020 (as amended, the “Prior Credit Agreement”).

The 2021 Credit Agreement increased the revolving credit commitment (the “Revolving Credit Commitment”) from $40.0 million to $80.0 million, with a letter of credit subfacility increased from $2.0 million to $10.0 million, and extended the term of the Revolving Credit Commitment to June 2026. The 2021 Credit Agreement amended the definition of Applicable Margin (formerly Applicable Rate under the Prior Credit Agreement), which is based upon the Company’s then current leverage ratio and is used to determine interest charges on outstanding and unused borrowings under the revolving credit facility; the amendments reduced the Applicable Margins payable at the two highest leverage ratio levels. The 2021 Credit Agreement also amended the definition of Permitted Acquisitions, that is, acquisitions which are permitted under, and may be financed with proceeds of, the revolving credit facility, including increasing the aggregate purchase price for acquisitions consummated in any fiscal year from $1.0 million to $65 million during the current fiscal year and $50 million during any subsequent fiscal year, and adding an aggregate purchase price of $40.0 million for acquisitions consummated at any time during the term of the 2021 Credit Agreement related to businesses with a principal place of business located in the United Kingdom or the European Union.

In addition, the 2021 Credit Agreement provides that, assuming no event of default, restricted payments up to $25.0 million (increased from $10.0 million in the Prior Credit Agreement) in the aggregate and $10.0 million (increased from $3.0 million in the First Agreement) in any single fiscal year may be used by us to repurchase our shares and pay dividends. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. The 2021 Credit Agreement also reduced the London Interbank Offered Rate (“LIBOR”) floor from 1.0% to 0.25% and included a mechanism for adoption of a different benchmark rate in the event LIBOR is discontinued. Pursuant to the 2021 Credit Agreement, the fixed interest rate on our term loan (the “2018 Term Loan”) was reduced from 4.15% to 3.90%.

The 2021 Credit Agreement superseded in its entirety, the Prior Credit Agreement. Amendment Two to the Prior Credit Agreement had previously extended the term of the revolving credit facility to October 20, 2022 and increased the revolving credit commitment to $40 million.

Amendment Two had modified the definition of the applicable rate used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and it amended the definition of permitted acquisitions to amend borrowings available under the revolving credit facility for acquisitions. In addition, Amendment Two had amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations associated with share-based payment and stock option activity, and modified certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two also had modified the leverage ratio and fixed charge coverage ratio covenants with which the Company was required to comply and limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021. Amendment Two also had established a LIBOR floor of 1.0% and included a mechanism for adoption of a different benchmark rate in the event LIBOR was discontinued.

We have a term loan, the 2018 Term Loan, in the amount of $15.0 million. As of June 26, 2021, $10.0 million was outstanding on the 2018 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of June 26, 2021, $40.0 million was available under the revolving credit facility, of which $12.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first quarter of fiscal year 2022, $0.9 million was used for a business acquisition.

The allowable leverage ratio under the Prior Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 was a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After the first quarter of fiscal 2022, pursuant to the July 2021 Facility, the allowable leverage ratio is a maximum multiple of 3.0. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first quarter of fiscal year 2022 ranged from 1.8% to 2.2%.

Covenants: Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant. M&T waived the requirement for the fixed charge ratio for the first fiscal quarter ending June 26, 2021. We were in compliance with all other loan covenants and requirements during the first quarter of fiscal year 2022. Our leverage ratio, as defined in the Prior Credit Agreement, was 0.96 at June 26, 2021, compared with 0.94 at March 27, 2021. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

The Company has a share-based incentive plan (the “2003 Plan”) that provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 26, 2021, 0.9 million shares of common stock were available for future grant under the 2003 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first quarter of fiscal year 2022 and 2021 were $1.1 million and $0.3 million, respectively.

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

The Company achieved 64% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 30, 2019 and as a result, issued 19 shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2022. The following table summarizes the non-vested restricted stock units outstanding as of June 26, 2021 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	June 26, 2021
October 2018	October 2018 – September 2027	8	$20.81	Time Vested
March 2019	April 2019 – March 2022	21	$23.50	70% of target level
March 2019	April 2019 – March 2022	21	$23.50	Time Vested
August 2019	August 2019 – July 2020	1	$23.00	Time Vested
March 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – July 2023	38	$27.08	Time Vested
September 2020	September 2020 – September 2021	12	$28.52	Time Vested
September 2020	September 2020 – July 2023	4	$28.54	Time Vested
September 2020	September 2020 – July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
January 2021	January 2021 – January 2024	2	$34.62	Time Vested
May 2021	May 2021 – January 2024	1	$54.21	Time Vested
June 2021	June 2021 – May 2024	13	$53.17	100% of target level
June 2021	June 2021 – May 2024	13	$53.17	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.4 million and $0.3 million in the first quarter of fiscal year 2022 and fiscal year 2021, respectively. As of June 26, 2021, unearned compensation, to be recognized over the grants’ respective service periods, totaled $2.7 million.

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

The following table summarizes the Company’s options as of and for the first quarter ended June 26, 2021 (in thousands, except per share data and years):

			Weighted
		Weighted Average	Average Remaining
	Number	Exercise	Contractual	Aggregate
	of	Price Per	Term (in	Intrinsic
	Shares	Share	years)	Value
Outstanding as of March 27, 2021	125	$15.47
Granted	25	$42.57
Exercised	(50)	$12.00
Forfeited	5	24.30
Outstanding as of June 26, 2021	95	$23.96	4	$3,196
Exercisable as of June 26, 2021	37	$11.35	1	$1,659

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2022 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 26, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was less than $0.1 million in both the first quarter of fiscal year 2022 and the first quarter of fiscal year 2021. Total unrecognized compensation cost related to non-vested stock options as of June 26, 2021 was $0.4 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised during the first quarter of fiscal year 2022 and fiscal year 2021 was $2.3 million and $0.3 million, respectively. Cash received from the exercise of options in the first quarter of fiscal year 2022 and fiscal year 2021 was $0.6 million and $0.3 million, respectively. During the first quarter of fiscal year 2022, the Company repurchased the stock options exercised by the Chief Executive Officer for $2.8 million.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Service and Distribution. The Company has no inter-segment sales. The following table presents segment information for the first quarter of fiscal year 2022 and fiscal year 2021 (dollars in thousands):

	First Quarter Ended
	June 26,	June 27,
	2021	2020
Revenue:
Service Revenue	$27,557	$22,967
Distribution Sales	20,233	15,937
Total	47,790	38,904

Gross Profit:
Service	8,752	6,069
Distribution	4,768	3,340
Total	13,520	9,409

Operating Expenses:
Service (1)	5,778	4,940
Distribution (1)	4,053	3,505
Total	9,831	8,445

Operating Income:
Service (1)	2,974	1,129
Distribution (1)	715	(165)
Total	3,689	964

Unallocated Amounts:
Interest and Other Expense, net	195	243
Benefit from Income Taxes	(194)	(77)
Total	1	166

Net Income	$3,688	$798

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

Upstate Metrology:Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology Inc. (“Upstate Metrology”), a New York based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities.

100% of the goodwill related to the Upstate Metrology acquisition has been allocated to the Service segment. Amortization of goodwill related to the Upstate Metrology acquisition is deductible for tax purposes.

The total purchase price paid for the assets of Upstate Metrology was approximately $0.9 million. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Upstate Metrology’s assets and liabilities acquired during the period presented (in thousands):

Goodwill		$483
Plus:	Current Assets	189
	Non-Current Assets	270
Less:	Current Liabilities	(11)
Total Purchase Price		$931

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

The total purchase price paid for the assets of BioTek was approximately $3.5 million. $0.4 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of BioTek’s assets and liabilities acquired during the period presented (in thousands):

Goodwill		$1,063
Intangible Assets – Customer Base & Contracts		1,930
Intangible Assets – Covenant Not to Compete		100
		3,093
Plus:	Current Assets	406
	Non-Current Assets	8
Total Purchase Price		$3,507

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Upstate Metrology and BioTek had occurred at the beginning of fiscal year 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Quarter Ended
(in thousands except per share information)	June 26, 2021	June 27, 2020
Total Revenue	$47,889	$39,622
Net Income	$3,659	$816
Basic Earnings Per Share	$0.49	$0.11
Diluted Earnings Per Share	$0.48	$0.11

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of June 26, 2021, there was no contingent consideration or other holdback amounts unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the first quarter of fiscal year 2022 and fiscal year 2021, no contingent consideration or other holdback amounts were paid.

During the first quarter of fiscal years 2022 and 2021, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “seek,” “strategy,” “target,” “intends,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the impact of and our response to the COVID-19 pandemic, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors’ abilities to provide desired inventory, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 27, 2021. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 27, 2021.

RESULTS OF OPERATIONS

During our first quarter of fiscal year 2022, we had consolidated revenue of $47.8 million. This represented an increase of $8.9 million or 22.8% versus the first quarter of fiscal year 2021. This increase was due to the economic rebound and the lower customer demand in the prior year first quarter due to the COVID-19 pandemic, especially in the Distribution segment.

Our first quarter of fiscal year 2022 gross profit was $13.5 million. This was an increase of $4.1 million or 43.7% versus the first quarter of fiscal year 2021. In addition, consolidated gross margin was 28.3%, an increase of 410 basis points, versus the first quarter of fiscal year 2021. This increase was the result of operating leverage on our fixed costs and continued productivity improvements in the Service segment, and a favorable mix of products sold in the Distribution segment.

Total operating expenses were $9.8 million in the first quarter of fiscal year 2022, an increase of $1.4 million when compared to the prior year first quarter. Included in operating expenses during the first quarter of fiscal year 2022 were incremental operating expenses related to the acquisition of Upstate Metrology, investments in technology and higher incentive-based employee costs due to higher sales. As a percentage of total revenue, operating expenses were 20.6% in the first quarter of fiscal year 2022, down 110 basis points from 21.7% in the first quarter of fiscal year 2021. Operating income increased by $2.7 million and operating margin increased by 520 basis points in the first quarter of fiscal year 2022.

Net income was $3.7 million for the first quarter of fiscal year 2022, up from $0.8 million in the first quarter of fiscal year 2021 primarily due to higher operating income and a higher benefit from income taxes.

The following table presents, for the first quarter of fiscal year 2022 and fiscal year 2021, the components of our Consolidated Statements of Income:

	(Unaudited) First Quarter Ended
	June 26,	June 27,
	2021	2020
As a Percentage of Total Revenue:
Service Revenue	57.7%	59.0%
Distribution Sales	42.3%	41.0%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	31.8%	26.4%
Distribution Gross Profit	23.6%	21.0%
Total Gross Profit	28.3%	24.2%

Selling, Marketing and Warehouse Expenses	10.5%	10.5%
General and Administrative Expenses	10.1%	11.2%
Total Operating Expenses	20.6%	21.7%

Operating Income	7.7%	2.5%

Interest and Other Expense, net	0.4%	0.6%

Income Before Income Taxes	7.3%	1.9%
Benefit from Income Taxes	(0.4%)	(0.2%)

Net Income	7.7%	2.1%

FIRST QUARTER ENDED JUNE 26, 2021 COMPARED TO FIRST QUARTER ENDED JUNE 27, 2020
(dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 26,	June 27,
	2021	2020	$	%
Revenue:
Service	$27,557	$22,967	$4,590	20.0%
Distribution	20,233	15,937	4,296	27.0%
Total	$47,790	$38,904	$8,886	22.8%

Total revenue increased $8.9 million, or 22.8%, in our fiscal year 2022 first quarter compared to the prior fiscal year first quarter.

Service revenue, which accounted for 57.7% and 59.0% of our total revenue in the first quarter of fiscal years 2022 and 2021, respectively, increased 20.0% from the first quarter of fiscal year 2021 to the first quarter of fiscal year 2022. This year-over-year increase included $0.6 million in revenue from acquisitions and organic revenue growth of 16.6% and was driven by improvement in end market conditions, continued market share gains and an easier comparison versus the first quarter of fiscal year 2021 which was the quarter most significantly impacted by the COVID-19 pandemic.

Our fiscal years 2022 and 2021 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2022	FY 2021
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	20.0%	15.8%	12.2%	4.5%	2.5%

The growth in Service segment revenue during the first quarter of fiscal year 2022 versus the first quarter of fiscal year 2021 reflected both organic growth and acquisitions, and the growth in the first quarter of fiscal year 2021 versus the first quarter of fiscal year 2020 was also both organic and from acquisitions.

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

	FY 2022	FY 2021
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$105,864	$101,274	$97,225	$94,624	$93,572
Service Revenue Growth	13.1%	8.9%	5.4%	4.3%	7.4%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2022 and 2021:

	FY 2022	FY 2021
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.1%	83.6%	83.1%	83.7%	82.9%
Outsourced	15.4%	14.9%	15.3%	14.7%	15.6%
Freight Billed to Customers	1.5%	1.5%	1.6%	1.6%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 42.3% of our total revenue in the first quarter of fiscal year 2022 and 41.0% of our total revenue in the first quarter of fiscal year 2021. During the first quarter of fiscal year 2022, Distribution segment sales showed an increase of 27.0% to $20.2 million. This increase was due to increased orders in the first quarter of fiscal year 2022 and an easier comparison to the first quarter of fiscal year 2021, which was the quarter most significantly impacted by the COVID-19 pandemic. In addition, rental revenue increased by 61.3% to $1.6 million.

Our fiscal years 2022 and 2021 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2022	FY 2021
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	27.0%	(4.6%)	(8.6%)	(6.6%)	(20.3%)

The change in the first quarter of fiscal year 2022 versus the first quarter of fiscal year 2021 for the Distribution segment reflected just organic growth and the change in the first quarter of fiscal year 2021 versus the first quarter of fiscal year 2020 for the Distribution segment reflected both organic growth and acquisitions.

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total pending product shipments at the end of the first quarter of fiscal year 2022 were $8.2 million, an increase of $4.3 million versus the end of the first quarter of fiscal year 2021 and an increase of $1.9 million since March 27, 2021. The year-over-year increase in pending product shipments and backorders was a result of the COVID-19 pandemic and its disruption to the supply of products as well as increased orders for the wind power generation market. The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2022 and 2021:

	FY 2022	FY 2021
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$8,173	$6,287	$5,533	$4,251	$3,890
% of Pending Product
Shipments that were Backorders	78.4%	77.6%	79.3%	76.6%	75.8%

Gross Profit:

	First Quarter Ended		Change
	June 26,	June 27,
	2021	2020	$	%
Gross Profit:
Service	$8,752	$6,069	$2,683	44.2%
Distribution	4,768	3,340	1,428	42.8%
Total	$13,520	$9,409	$4,111	43.7%

Total gross profit for the first quarter of fiscal year 2022 was $13.5 million, an increase of $4.1 million or 43.7% versus the first quarter of fiscal year 2021. Total gross margin was 28.3% in the first quarter of fiscal year 2022, up from 24.2% in the first quarter of fiscal year 2021, a 410 basis point increase.

Service gross profit in the first quarter of fiscal year 2022 increased $2.7 million, or 44.2%, from the first quarter of fiscal year 2021. Service gross margin was 31.8% in the first quarter of fiscal year 2022, a 540 basis point increase versus the first quarter of fiscal year 2021. This increase in gross margin was primarily due to operating leverage on our fixed cost base and continued strong technician productivity.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2022	FY 2021
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	31.8%	33.9%	27.9%	32.2%	26.4%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2022	FY 2021
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	23.6%	21.0%	22.5%	21.1%	21.0%

Distribution segment gross margin was 23.6% in the first quarter of fiscal year 2022 versus 21.0% in the first quarter of fiscal year 2021, a 260 basis point increase. The increase in segment gross margin was primarily due to a favorable mix of higher margin products sold and rented.

Operating Expenses:

	First Quarter Ended		Change
	June 26,	June 27,
	2021	2020	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,997	$4,074	$923	22.7%
General and Administrative	4,834	4,371	463	10.6%
Total	$9,831	$8,445	$1,386	16.4%

Total operating expenses were $9.8 million in the first quarter of fiscal year 2022 versus $8.4 million during the first quarter of fiscal year 2021. The year-over-year increase in selling, marketing and warehouse expenses is due to higher performance-based sales incentives and direct marketing costs. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs from new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 20.6% in the first quarter of fiscal year 2022 and 21.7% in the first quarter of fiscal year 2021, a decrease of 110 basis points.

Income Taxes:

	First Quarter Ended		Change
	June 26,	June 27,
	2021	2020	$	%
Benefit from Income Taxes	$(194)	$(77)	$(117)	(151.9%)

Our effective tax rates for the first quarter of fiscal years 2022 and 2021 were (5.6%) and (10.7%), respectively. The increase in the tax benefit is due to the increased amount of discrete tax benefit from share-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first quarter of fiscal years 2022 and 2021 was $1.1 million and $0.3 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2022 effective tax rate to be approximately 16% to 18%.

Net Income:

	First Quarter Ended		Change
	June 26,	June 27,
	2021	2020	$	%
Net Income	$3,688	$798	$2,890	362.2%

Net income for the first quarter of fiscal year 2022 increased $2.9 million from the first quarter of fiscal year 2021 primarily due to the increased operating income and a higher benefit from income taxes.

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

	First Quarter Ended
	June 26,	June 27,
	2021	2020
Net Income	$3,688	$798
+ Interest Expense	189	224
+ Other Expense / (Income)	6	19
+ Tax Provision	(194)	(77)
Operating Income	$3,689	$964
+ Depreciation & Amortization	1,990	1,871
+ Restructuring Expense	-	360
+ Other (Expense) / Income	(6)	(19)
+ Noncash Stock Compensation	437	312
Adjusted EBITDA	$6,110	$3,488

Total Adjusted EBITDA for the first quarter of fiscal year 2022 was $6.1 million, an increase of $2.6 million or 75.2% versus the first quarter of fiscal year 2021. As a percentage of revenue, Adjusted EBITDA increased to

12.8% for the first quarter of fiscal year 2022 from 9.0% for the first quarter of fiscal year 2021. The increase in Adjusted EBITDA during the first quarter of fiscal year 2022 was primarily driven by the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations and borrowings from our revolving credit facility. We believe that these sources of financing will be adequate to meet our future requirements.

On July 7, 2021, we entered into the Second Amended and Restated Credit Facility Agreement (the “2021 Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), that amended and restated in its entirety the Company’s Amended and Restated Credit Facility Agreement dated as of October 30, 2017, as amended by Amended and Restated Credit Facility Agreement Amendment 1 dated December 10, 2018 and Amended and Restated Credit Facility Agreement Amendment 2 (“Amendment Two”) dated May 18, 2020 (as amended, the “Prior Credit Agreement”).

The 2021 Credit Agreement increased the revolving credit commitment (the “Revolving Credit Commitment”) from $40.0 million to $80.0 million, with a letter of credit subfacility increased from $2.0 million to $10.0 million, and extended the term of the Revolving Credit Commitment to June 2026. The 2021 Credit Agreement amended the definition of Applicable Margin (formerly Applicable Rate under the Prior Credit Agreement), which is based upon the Company’s then current leverage ratio and is used to determine interest charges on outstanding and unused borrowings under the revolving credit facility; the amendments reduced the Applicable Margins payable at the two highest leverage ratio levels. The 2021 Credit Agreement also amended the definition of Permitted Acquisitions, that is, acquisitions which are permitted under, and may be financed with proceeds of, the revolving credit facility, including increasing the aggregate purchase price for acquisitions consummated in any fiscal year from $1.0 million to $65 million during the current fiscal year and $50 million during any subsequent fiscal year, and adding an aggregate purchase price of $40.0 million for acquisitions consummated at any time during the term of the 2021 Credit Agreement related to businesses with a principal place of business located in the United Kingdom or the European Union.

In addition, the 2021 Credit Agreement provides that, assuming no event of default, restricted payments up to $25.0 million (increased from $10.0 million in the Prior Credit Agreement) in the aggregate and $10.0 million (increased from $3.0 million in the Prior Credit Agreement) in any single fiscal year may be used by us to repurchase our shares and pay dividends. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. The 2021 Credit Agreement also reduced the LIBOR floor from 1.0% to 0.25% and included a mechanism for adoption of a different benchmark rate in the event LIBOR is discontinued. Pursuant to the 2021 Credit Agreement, the fixed interest rate on our term loan (the “2018 Term Loan”) was reduced from 4.15% to 3.90%.

The 2021 Credit Agreement superseded in its entirety, the Prior Credit Agreement. Amendment Two to the Prior Credit Agreement had previously extended the term of the revolving credit facility to October 20, 2022 and increased the revolving credit commitment to $40 million.

Amendment Two also had modified the definition of the applicable rate used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and it amended the definition of permitted acquisitions to amend borrowings available under the revolving credit facility for acquisitions. In addition, Amendment Two had amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations associated with share-based payment and stock option activity, and modified certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two also had modified the leverage ratio and fixed charge coverage ratio covenants with which the Company was required to comply and limited capital expenditures to $5.5 million for the fiscal year ending March 27, 2021. Amendment Two also had established a LIBOR floor of 1.0% and included a mechanism for adoption of a different benchmark rate in the event LIBOR was discontinued.

We have a term loan, the 2018 Term Loan, in the amount of $15.0 million. As of June 26, 2021, $10.0 million was outstanding on the 2018 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of June 26, 2021, $40.0 million was available under the revolving credit facility, of which $12.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

During the first quarter of fiscal year 2021, we used $0.9 million for a business acquisition.

The allowable leverage ratio under the Prior Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 was a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After the first quarter of fiscal 2022, pursuant to the July 2021 Facility, the allowable leverage ratio is a maximum multiple of 3.0. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant. M&T waived the requirement for the fixed charge ratio for the first fiscal quarter ending June 26, 2021. We were in compliance with all other loan covenants and requirements during the first quarter of fiscal year 2022. Our leverage ratio, as defined in the Prior Credit Agreement, was 0.96 at June 26, 2021, compared with 0.94 at March 27, 2021. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply.

Interest on the revolving credit facility continues to accrue, at our election, at either the variable one-month LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings of the 2018 Term Loan accrues at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 with principal and interest payments made monthly. Unused fees accrued based on the average daily amount of unused credit available under the Prior Credit Agreement. Interest rate margins and unused fees were determined on a quarterly basis based upon our calculated leverage ratio.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 26,	June 27,
	2021	2020
Cash Provided by (Used in):
Operating Activities	$2,055	$4,042
Investing Activities	$(2,134)	$(1,261)
Financing Activities	$(43)	$(2,721)

Operating Activities: Net cash provided by operations was $2.1 million during the first quarter of fiscal year 2022 compared to $4.0 million of net cash provided by operating activities during the first quarter of fiscal year 2021. The year-over-year decrease in cash provided by operations was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

•         Receivables: Accounts receivable decreased by a net amount of $0.6 million during the first quarter of fiscal year 2022 inclusive of $0.2 million of accounts receivable acquired as part of the Upstate Metrology acquisition completed during the period. During the first quarter of fiscal year 2021, accounts receivable decreased by a net amount of $3.1 million. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 26, 2021 and June 27, 2020 (dollars in thousands):

	June 26,	June 27,
	2021	2020
Net Sales, for the last two fiscal months	$33,502	$27,464
Accounts Receivable, net	$33,324	$27,849
Days Sales Outstanding	60	61

•	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance remained flat during both the first quarter of fiscal year 2022 and fiscal year 2021.

•	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $1.1 million during the first quarter of fiscal year 2022. Accounts payable decreased $2.6 million during the first quarter of fiscal year 2021. The decreases are largely due to the timing of inventory and other payments in the respective periods.

•	Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first quarter of fiscal year 2022, accrued compensation and other liabilities decreased by $3.1 million. During the first quarter of fiscal year 2021, accrued compensation and other liabilities decreased by $0.3 million. The change in fiscal year 2022 was largely due to the one-time annual payments of incentive based compensation accruals.

•	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2022 and fiscal year 2021, income taxes payable decreased by $0.3 million and $0.1 million, respectively. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first quarter of fiscal year 2022, we invested $1.2 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business.

During the first quarter of fiscal year 2021, we invested $1.3 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business.

Financing Activities: During the first quarter of fiscal year 2022, $3.2 million was borrowed from our revolving line of credit and $0.7 million in cash was generated from the issuance of common stock. In addition, we used $0.6 million for scheduled repayments of our term loan and $3.4 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the quarter which are shown as a repurchase of shares of our common stock.

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

OUTLOOK

The results of the first quarter of fiscal year 2022 were strong and we are pleased with the continued strong performance of our Service segment and improving trends in our Distribution segment. We have a strong balance sheet, sustainable Service segment gross margins and an active M&A pipeline. We are confident that the strength of our unique value proposition and our new customer pipeline positions us well for continued strong organic growth.

For the second quarter of fiscal year 2022, we expect Service organic growth to be similar to what we achieved in the first quarter of fiscal year 2022. We expect more modest improvement in Service gross margin than we have experienced over the last several quarters, largely due to a more difficult technician productivity comparison versus the second quarter of fiscal year 2021. Distribution sales are expected to achieve high teens growth in the second quarter of fiscal year 2022 on improved order trends and a prior-year comparison that includes lower levels of demand due to the COVID-19 pandemic.

We revised our fiscal year 2022 income tax rate to range between 16% and 18% from the previous estimated range of 20% to 22%. This estimate includes Federal, various state, and Canadian income taxes and reflects the discrete tax benefit associated with share-based payment awards and stock option activity.

We anticipate total capital expenditures to be approximately $7.5 million to $8.5 million in fiscal year 2022, with the majority of the capital expenditures planned for technology and growth-oriented opportunities within both of our operating segments.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.1 million assuming our average borrowing levels remained constant. As of June 26, 2021, $40.0 million was available under our revolving credit facility, of which $12.1 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of June 26, 2021, $10.0 million was outstanding on the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first quarter of fiscal year 2022 for our revolving credit facility ranged from 1.8% to 2.2%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% over the term of the loan for subsequent periods. On June 26, 2021, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarters of fiscal year 2022 and 2021 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars. A 10% change in the value of the Canadian dollar to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of the fiscal years 2022 and 2021, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 26, 2021, we had a foreign exchange contract, which matured in July 2021, outstanding in the notional amount of $4.0 million. The foreign exchange contract was renewed in July 2021 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first fiscal quarter of fiscal year 2022) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

03/28/21 - 04/24/21	279(2)	$49.08(2)	-	-

04/25/21 - 05/22/21	61,912(2)	$54.35(2)	-	-

05/23/21 - 06/26/21	-	-	-	-

Total	62,191	$54.33	-	-

(1)	We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2022.
(2)	Shares of common stock withheld pursuant to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, to cover employee tax-withholding obligations upon vesting of restricted stock unit awards that vested and stock option exercises in the first quarter of fiscal year 2022. Amounts in column (b) reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1	Second Amended and Restated Credit Facility Agreement, dated as of July 7, 2021, by and between Transcat, Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

 *       Exhibit filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 3, 2021	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2021	/s/ Mark A. Doheny
Mark A. Doheny
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)