Form 10-Q
period 2021-09-25
TRANSCAT INC
filed 2021-11-03
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 25, 2021

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of October 29, 2021 was 7,518,798.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Service Revenue	$29,544	$24,554	$57,101	$47,521
Distribution Sales	20,843	17,053	41,076	32,990
Total Revenue	50,387	41,607	98,177	80,511

Cost of Service Revenue	19,832	16,654	38,637	33,552
Cost of Distribution Sales	15,944	13,459	31,409	26,056
Total Cost of Revenue	35,776	30,113	70,046	59,608

Gross Profit	14,611	11,494	28,131	20,903

Selling, Marketing and Warehouse Expenses	4,974	4,291	9,971	8,365
General and Administrative Expenses	6,059	4,125	10,893	8,496
Total Operating Expenses	11,033	8,416	20,864	16,861

Operating Income	3,578	3,078	7,267	4,042

Interest and Other Expense, net	250	317	445	560

Income Before Income Taxes	3,328	2,761	6,822	3,482
Provision for Income Taxes	313	737	119	660

Net Income	$3,015	$2,024	$6,703	$2,822

Basic Earnings Per Share	$0.40	$0.27	$0.90	$0.38
Average Shares Outstanding	7,482	7,417	7,473	7,405

Diluted Earnings Per Share	$0.40	$0.27	$0.88	$0.38
Average Shares Outstanding	7,595	7,549	7,578	7,525

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Net Income	$3,015	$2,024	$6,703	$2,822

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(242)	128	(81)	253
Other, net of tax effects	9	37	30	75
Total Other Comprehensive (Loss) Income	(233)	165	(51)	328

Comprehensive Income	$2,782	$2,189	$6,652	$3,150

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited) September 25,	(Audited) March 27,
	2021	2021
ASSETS
Current Assets:
Cash	$2,551	$560
Accounts Receivable, less allowance for doubtful accounts of $698 and $526 as of September 25, 2021 and March 27, 2021, respectively	36,464	33,950
Other Receivables	448	428
Inventory, net	10,205	11,636
Prepaid Expenses and Other Current Assets	4,105	2,354
Total Current Assets	53,773	48,928
Property and Equipment, net	23,034	22,203
Goodwill	59,441	43,272
Intangible Assets, net	12,753	7,513
Right To Use Asset, net	8,393	9,392
Other Assets	919	808
Total Assets	$158,313	$132,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$10,983	$12,276
Accrued Compensation and Other Liabilities	8,455	10,417
Income Taxes Payable	-	382
Current Portion of Long-Term Debt	2,134	2,067
Total Current Liabilities	21,572	25,142
Long-Term Debt	40,917	17,494
Deferred Tax Liabilities	4,914	3,201
Lease Liabilities	6,705	7,958
Other Liabilities	3,461	3,243
Total Liabilities	77,569	57,038

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,518,159 and 7,458,251 shares issued and outstanding as of September 25, 2021 and March 27, 2021, respectively	3,759	3,729
Capital in Excess of Par Value	22,713	19,287
Accumulated Other Comprehensive Loss	(502)	(451)
Retained Earnings	54,774	52,513
Total Shareholders' Equity	80,744	75,078
Total Liabilities and Shareholders' Equity	$158,313	$132,116

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited) Six Months Ended
	September 25,	September 26,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$6,703	$2,822
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	84	68
Deferred Income Taxes	7	47
Depreciation and Amortization	4,131	3,736
Provision for Accounts Receivable and Inventory Reserves	499	523
Stock-Based Compensation Expense	1,057	678
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	(374)	3,543
Inventory	1,739	623
Prepaid Expenses and Other Assets	(1,847)	(625)
Accounts Payable	(1,293)	(892)
Accrued Compensation and Other Liabilities	(2,812)	1,626
Income Taxes Payable	(392)	327
Net Cash Provided by Operating Activities	7,502	12,476

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(3,770)	(3,116)
Business Acquisitions, net of cash acquired	(20,910)	-
Net Cash Used in Investing Activities	(24,680)	(3,116)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	24,511	(6,632)
Repayment of Term Loan	(1,021)	(979)
Issuance of Common Stock	1,238	474
Repurchase of Common Stock	(5,649)	(1,287)
Net Cash Provided by (Used in) Financing Activities	19,079	(8,424)

Effect of Exchange Rate Changes on Cash	90	(473)

Net Increase in Cash	1,991	463
Cash at Beginning of Period	560	499
Cash at End of Period	$2,551	$962

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$357	$466
Income Taxes, net	$1,531	$332
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for NEXA acquisition	$2,368	$-
Assets acquired and liabilities assumed in business combinations:
Fair value of assets acquired, net of cash acquired	$24,885	$-
Fair value of liabilities assumed	$2,159	$-
Accrued contingent consideration related to NEXA acquisition	$153	$-
Accrued estimated working capital adjustment related to NEXA acquisition	$226	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 28, 2020	7,381	$3,691	$17,929	$(1,010)	$46,477	$67,087
Issuance of Common Stock	28	14	369	-	-	383
Repurchase of Common Stock	(48)	(24)	(579)	-	(684)	(1,287)
Stock-Based Compensation	50	25	287	-	-	312
Other Comprehensive Income	-	-	-	163	-	163
Net Income	-	-	-	-	798	798
Balance as of June 27, 2020	7,411	$3,706	$18,006	$(847)	$46,591	$67,456

Issuance of Common Stock	3	1	90	-	-	91
Stock-Based Compensation	18	9	357	-	-	366
Other Comprehensive Income	-	-	-	165	-	165
Net Income	-	-	-	-	2,024	2,024
Balance as of September 26, 2020	7,432	$3,716	$18,453	$(682)	$48,615	$70,102

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 27, 2021	7,458	$3,729	$19,287	$(451)	$52,513	$75,078
Issuance of Common Stock	52	26	673	-	-	699
Repurchase of Common Stock	(62)	(31)	(755)	-	(2,591)	(3,377)
Stock-Based Compensation	21	10	427	-	-	437
Other Comprehensive Income	-	-	-	182	-	182
Net Income	-	-	-	-	3,688	3,688
Balance as of June 26, 2021	7,469	$3,734	$19,632	$(269)	$53,610	$76,707

Issuance of Common Stock	72	36	2,871	-	-	2,907
Repurchase of Common Stock	(35)	(18)	(403)	-	(1,851)	(2,272)
Stock-Based Compensation	12	7	613	-	-	620
Other Comprehensive Loss	-	-	-	(233)	-	(233)
Net Income	-	-	-	-	3,015	3,015
Balance as of September 25, 2021	7,518	$3,759	$22,713	$(502)	$54,774	$80,744

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

Revenue recognized from prior period performance obligations for the second quarter of the fiscal year ending March 26, 2022 (“fiscal year 2022”) was immaterial. As of September 25, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of September 25, 2021 and March 27, 2021 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable, other receivables, accounts payable and accrued compensation and other liabilities approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of September 25, 2021 and March 27, 2021, investment assets totaled $0.4 million and are included as a component of other assets on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. During the first six months of fiscal year 2022 and fiscal year 2021, the Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of fiscal year 2022 and fiscal year 2021, the Company recorded non-cash stock-based compensation expense of $1.1 million and $0.7 million, respectively, in the Consolidated Statements of Income.

Foreign Currency Translation and Transactions: The accounts of Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management), an Irish company, and Transcat Canada Inc., both of which are wholly-owned subsidiaries of the Company, are maintained in the local currency, the Euro and the Canadian dollar, respectively, and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Cal OpEx Limited’s and Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive loss component of shareholders’ equity.

Transcat records foreign currency gains and losses on Irish and Canadian business transactions. The net foreign currency loss was less than $0.1 million in each of the first six months of fiscal year 2022 and fiscal year 2021. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings denominated in Canadian dollars will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of less than $0.1 million during the six months of fiscal year 2022 and a loss of $0.1 million during the first six months of fiscal year 2021, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 25, 2021, the Company had a foreign exchange contract, which matured in October 2021, outstanding in the notional amount of $3.1 million. The foreign exchange contract was renewed in October 2021 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For the second quarter of fiscal years 2022 and 2021, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the first six months of fiscal year 2022, the net additional common stock had a ($0.02) effect on the calculation of diluted earnings per share. For the first six months of fiscal year 2021, the net additional common stock had no effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Average Shares Outstanding – Basic	7,482	7,417	7,473	7,405
Effect of Dilutive Common Stock Equivalents	113	132	105	120
Average Shares Outstanding – Diluted	7,595	7,549	7,578	7,525
Anti-dilutive Common Stock Equivalents	111	38	131	56

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total

Net Book Value as of March 27, 2021	$11,458	$31,814	$43,272	$920	$6,593	$7,513
Additions	-	16,206	16,206	-	6,690	6,690
Amortization	-	-	-	(136)	(1,213)	(1,349)
Currency Translation Adjustment	-	(37)	(37)	-	(101)	(101)
Net Book Value as of September 25, 2021	$11,458	$47,983	$59,441	$784	$11,969	$12,753

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

The 2021 Credit Agreement increased the revolving credit commitment (the “Revolving Credit Commitment”) from $40.0 million to $80.0 million, with a letter of credit subfacility increased from $2.0 million to $10.0 million, and extended the term of the Revolving Credit Commitment to June 2026. The 2021 Credit Agreement amended the definition of Applicable Margin (formerly Applicable Rate under the Prior Credit Agreement), which is based upon the Company’s then current leverage ratio and is used to determine interest charges on outstanding and unused borrowings under the revolving credit facility; the amendments reduced the Applicable Margins payable at the two highest leverage ratio levels. The 2021 Credit Agreement also amended the definition of Permitted Acquisitions, that is, acquisitions which are permitted under, and may be financed with proceeds of, the revolving credit facility, including increasing the aggregate purchase price for acquisitions consummated in any fiscal year from $1.0 million to $65.0 million during the current fiscal year and $50.0 million during any subsequent fiscal year, and adding an aggregate purchase price of $40.0 million for acquisitions consummated at any time during the term of the 2021 Credit Agreement related to businesses with a principal place of business located in the United Kingdom or the European Union.

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

We have a term loan, the 2018 Term Loan, in the amount of $15.0 million. As of September 25, 2021, $9.6 million was outstanding on the 2018 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of September 25, 2021, $80.0 million was available under the revolving credit facility, of which $33.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first six months of fiscal year 2022, $20.9 million was used for business acquisitions.

The allowable leverage ratio under the Prior Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 was a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After the first quarter of fiscal 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% during the second quarter of fiscal year 2022 and over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first six months of fiscal year 2022 ranged from 1.0% to 2.2%.

Covenants: The 2021 Credit Agreement has certain covenants with which the Company must comply with, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the second quarter of fiscal year 2022. Our leverage ratio, as defined in the 2021 Credit Agreement, was 1.54 at September 25, 2021, compared with 0.94 at March 27, 2021.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 25, 2021, 0.7 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first six months of fiscal year 2022 and 2021 were $1.7 million and $0.3 million, respectively.

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

The Company achieved 64% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 30, 2019 and as a result, issued 19 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2022. The following table summarizes the non-vested restricted stock units outstanding as of September 25, 2021 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	September 25, 2021
October 2018	October 2018 – September 2027	8	$20.81	Time Vested
March 2019	April 2019 – March 2022	21	$23.50	80% of target level
March 2019	April 2019 – March 2022	21	$23.50	Time Vested
March 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – March 2023	38	$27.08	Time Vested
September 2020	September 2020 –July 2023	4	$28.54	Time Vested
September 2020	September 2020 –July 2023	5	$28.54	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
January 2021	January 2021 – January 2024	2	$34.62	Time Vested
May 2021	May 2021 – May 2024	1	$54.21	Time Vested
June 2021	June 2021 – May 2024	14	$53.17	100% of target level
June 2021	June 2021 – May 2024	14	$53.17	Time Vested
September 2021	September 2021 – August 2024	4	$67.76	Time Vested
September 2021	September 2021 – September 2022	7	$66.09	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.9 million and $0.6 million in the first six months of fiscal year 2022 and fiscal year 2021, respectively. As of September 25, 2021, unearned compensation, to be recognized over the grants’ respective service periods, totaled $3.0 million.

Stock Options: The Company grants stock options to employees and directors with an exercise price equal to the quoted market price of the Company’s stock at the date of the grant. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Expense for stock options is recognized on a straight-line basis over the requisite service period for each award. Options vest either immediately or over a period of up to five years using a straight-line basis and expire either five years or ten years from the date of grant.

The following table summarizes the Company’s options as of and for the first six months of fiscal year 2022:

			Weighted
		Weighted Average	Average Remaining
	Number	Exercise	Contractual	Aggregate
	of	Price Per	Term (in	Intrinsic
	Shares	Share	years)	Value
Outstanding as of March 27, 2021	125	$15.47
Granted	125	$59.87
Exercised	(85)	$12.00
Forfeited	(5)	$24.30
Outstanding as of September 25, 2021	160	$51.72	9	$2,045
Exercisable as of September 25, 2021	2	$26.27	8	$76

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2022 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 25, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was $0.2 million during the first six months of fiscal year 2022. Total expense related to stock options was $0.1 million during the first six months of fiscal year 2021. Total unrecognized compensation cost related to non-vested stock options as of September 25, 2021 was $2.3 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised in the first six months of fiscal years 2022 and 2021 was $4.5 million and $0.3 million, respectively. Cash received from the exercise of options in the first six months of fiscal years 2022 and 2021 was $1.0 million and $0.3 million, respectively.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Service and Distribution. The Company has no inter-segment sales. The following table presents segment information for the second quarter and first six months of fiscal years 2022 and 2021 (dollars in thousands):

	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020
Revenue:
Service	$29,544	$24,554	$57,101	$47,521
Distribution	20,843	17,053	41,076	32,990
Total	50,387	41,607	98,177	80,511

Gross Profit:
Service	9,712	7,900	18,464	13,969
Distribution	4,899	3,594	9,667	6,934
Total	14,611	11,494	28,131	20,903

Operating Expenses:
Service (1)	7,065	4,923	12,843	9,863
Distribution (1)	3,968	3,493	8,021	6,998
Total	11,033	8,416	20,864	16,861

Operating Income (Loss):
Service (1)	2,647	2,977	5,621	4,106
Distribution (1)	931	101	1,646	(64)
Total	3,578	3,078	7,267	4,042

Unallocated Amounts:
Interest and Other Expense, net	250	317	445	560
Provision for Income Taxes	313	737	119	660
Total	563	1,054	564	1,220

Net Income	$3,015	$2,024	$6,703	$2,822

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

NEXA:Effective August 31, 2021, Transcat purchased all of the outstanding capital stock of Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management), a private Irish company, which owns all of the issued and outstanding capital stock of its U.S.-based subsidiary, Cal OpEx Inc., a Delaware corporation (collectively, “NEXA”). NEXA provides calibration optimization and other technical solutions to improve asset and reliability management programs to pharmaceutical, biotechnology, and medical device companies worldwide. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities.

The NEXA goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. All of the goodwill and intangible assets relating to the NEXA acquisition has been allocated to the Service segment. Intangible assets related to the NEXA acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to five years and are deductible for tax purposes. Amortization of goodwill related to the NEXA acquisition is not deductible for tax purposes.

The total purchase price for NEXA was approximately $26.5 million and was paid with $24.1 million in cash and the issuance of 34,943 shares of our common stock valued at $2.4 million. Additionally, there are potential earn-out payments of up to $7.5 million over the next four years based upon NEXA achieving certain annual revenue and EBITDA goals. If achieved, the earn-out payments will also be made in shares of common stock unless certain criteria is met for cash payment. As of September 25, 2021, the estimated fair value for the contingent earn-out payments is $0.2 million and included in the preliminary purchase price allocation below. $0.1 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any.

The purchase price allocation is subject to revision based upon our final review of intangible asset valuation assumptions, working capital adjustments and true-up of the fair value of the contingent consideration, assets acquired and liabilities assumed. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of NEXA’s assets and liabilities acquired on August 31, 2021 (in thousands):

Goodwill		$15,723
Intangible Assets – Customer Base & Contracts		5,600
Intangible Assets – Backlog		490
Intangible Assets – Covenant Not to Compete		600
		22,413
Plus:	Cash	3,732
	Accounts Receivable	2,434
	Non-Current Assets	38
Less:	Current Liabilities	(453)
	Deferred Tax Liability	(1,706)
Total Purchase Price		$26,458

From the date of acquisition, NEXA has contributed revenue of $0.6 million and operating loss of l $0.1 million for the second quarter and for the first six months of fiscal year 2022.

Upstate Metrology: Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology Inc. (“Upstate Metrology”), a New York based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities.

All of the goodwill related to the Upstate Metrology acquisition has been allocated to the Service segment. Amortization of goodwill related to the Upstate Metrology acquisition is deductible for tax purposes.

The total purchase price for the assets of Upstate Metrology was approximately $0.9 million. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Upstate Metrology’s assets and liabilities acquired on April 29, 2021 (in thousands):

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

All of the goodwill and intangible assets relating to the BioTek acquisition has been allocated to the Service segment. Intangible assets related to the BioTek acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 10 years and are deductible for tax purposes. Amortization of goodwill related to the BioTek acquisition is deductible for tax purposes.

The total purchase price for the assets of BioTek was approximately $3.5 million. $0.4 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of BioTek’s assets and liabilities acquired during the period presented (in thousands):

Goodwill		$1,063
Intangible Assets – Customer Base & Contracts		1,930
Intangible Assets – Covenant Not to Compete		100
		3,093
Plus:	Current Assets	406
	Non-Current Assets	8
Total Purchase Price		$3,507

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of NEXA, Upstate Metrology and BioTek had occurred at the beginning of fiscal year 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)		(Unaudited)
	Quarter Ended		Six Months Ended
(in thousands except per share information)	September 25, 2021	September 26, 2020	September 25, 2021	September 26, 2020
Total Revenue	$51,989	$43,821	$102,109	$84,060
Net Income	$3,342	$2,891	$7,360	$3,237
Basic Earnings Per Share	$0.45	$0.39	$0.98	$0.44
Diluted Earnings Per Share	$0.44	$0.38	$0.97	$0.43

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of September 25, 2021, $0.2 million of contingent consideration and $0.1 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the first six months of fiscal year 2022 and fiscal year 2021, no contingent consideration or other holdback amounts were paid.

During the first six months of fiscal year 2022, acquisition costs of $0.8 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income. During the first six months of fiscal year 2021, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “seek,” “strategy,” “target,” “intends,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, the impact of and our response to the COVID-19 pandemic, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, cybersecurity risks, the risk of significant disruptions in our information technology systems, our inability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, our vendors’ abilities to provide desired inventory, the risks related to current and future indebtedness, the relatively low trading volume of our common stock, foreign currency rate fluctuations and the impact of general economic conditions on our business. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange

Commission, including this quarterly report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended March 27, 2021. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 27, 2021.

RESULTS OF OPERATIONS

Executive Summary

During our second quarter of fiscal year 2022, we achieved consolidated revenue of $50.4 million. This represented an increase of $8.8 million or 21.1% versus the second quarter of fiscal year 2021. This increase was primarily due to the economic rebound in the second quarter of fiscal year 2022 and the lower customer demand in the prior year second quarter due to the COVID-19 pandemic, especially in the Distribution segment.

Second quarter of fiscal year 2022 gross profit was $14.6 million, an increase of $3.1 million or 27.1% versus the second quarter of fiscal year 2021. In addition, consolidated gross margin expanded by 140 basis points from 27.6% to 29.0%. This increase was largely the result of operating leverage on our fixed costs and a favorable mix of products sold in the Distribution segment.

Total operating expenses were $11.0 million, an increase of $2.6 million or 31.1% as compared to the second quarter of fiscal year 2021. Included in operating expenses during the second quarter of fiscal year 2022 were incremental operating expenses related to acquired businesses, investments in technology, higher incentive-based employee costs due to higher sales and $0.8 million of one-time transaction expenses related to the acquisition of NEXA. As a percentage of total revenue, operating expenses were 21.9% in the second quarter of fiscal year 2022, up 170 basis points from 20.2% in the second quarter of fiscal year 2021. Operating income increased by $0.5 million and operating margin decreased by 30 basis points in the second quarter of fiscal year 2022.

Net income was $3.0 million in the second quarter of fiscal year 2022, up 49.0% as compared to $2.0 million in the second quarter of fiscal year 2021. The increase in net income was due to higher operating income and lower provision for income taxes.

The following table presents, for the second quarter and first six months of fiscal years 2022 and 2021, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2021	2020	2021	2020

As a Percentage of Total Revenue:
Service Revenue	58.6%	59.0%	58.2%	59.0%
Distribution Sales	41.4%	41.0%	41.8%	41.0%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	32.9%	32.2%	32.2%	29.4%
Distribution Gross Profit	23.5%	21.1%	23.5%	21.0%
Total Gross Profit	29.0%	27.6%	28.7%	26.0%

Selling, Marketing and Warehouse Expenses	9.9%	10.3%	10.2%	10.4%
General and Administrative Expenses	12.0%	9.9%	11.1%	10.6%
Total Operating Expenses	21.9%	20.2%	21.3%	21.0%

Operating Income	7.1%	7.4%	7.4%	5.0%

Interest and Other Expense, net	0.5%	0.8%	0.5%	0.7%

Income Before Income Taxes	6.6%	6.6%	6.9%	4.3%
Provision for Income Taxes	0.6%	1.7%	0.1%	0.8%

Net Income	6.0%	4.9%	6.8%	3.5%

SECOND QUARTER ENDED SEPTEMBER 25, 2021 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 26, 2020:

Revenue:

	Second Quarter Ended		Change
(dollars in thousands)	September 25,	September 26,
	2021	2020	$	%
Revenue:
Service	$29,544	$24,554	$4,990	20.3%
Distribution	20,843	17,053	3,790	22.2%
Total	$50,387	$41,607	$8,780	21.1%

Total revenue increased $8.8 million, or 21.1%, in our second quarter of fiscal year 2022 compared to the prior fiscal year second quarter.

Service revenue, which accounted for 58.6% and 59.0% of our total revenue in the second quarter of fiscal years 2022 and 2021, respectively, increased 20.3% from the second quarter of fiscal year 2021 to the second quarter of fiscal year 2022. This year-over-year increase included $1.6 million in revenue from acquisitions and organic revenue growth of 14.0% and was driven by improvement in end market conditions, continued market share gains and an easier comparison versus the second quarter of fiscal year 2021 which was adversely impacted by the COVID-19 pandemic.

Our fiscal years 2022 and 2021 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2022		FY 2021
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	20.3%	20.0%	15.8%	12.2%	4.5%	2.5%

Within any fiscal year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides an indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2022 and 2021, as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period (dollars in thousands):

	FY 2022		FY 2021
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$110,854	$105,864	$101,274	$97,225	$94,624	$93,572
Service Revenue Growth	17.1%	13.1%	8.9%	5.4%	4.3%	7.4%

The growth in Service segment revenue during the second quarter of fiscal year 2022 was due both to organic growth and acquisitions, while the growth in the second quarter of fiscal year 2021 reflected acquisitions.

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

	FY 2022		FY 2021
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.2%	83.1%	83.6%	83.1%	83.7%	82.9%
Outsourced	15.3%	15.4%	14.9%	15.3%	14.7%	15.6%
Freight Billed to Customers	1.5%	1.5%	1.5%	1.6%	1.6%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 41.4% of our total revenue in the second quarter of fiscal year 2022 and 41.0% of our total revenue in the second quarter of fiscal year 2021. During the second quarter of fiscal year 2022, Distribution segment sales showed an increase of 22.2% to $20.8 million. This increase was due to increased orders in the second quarter of fiscal year 2022 and an easier comparison to the second quarter of fiscal year 2021, which was adversely impacted by the COVID-19 pandemic.

Our fiscal years 2022 and 2021 Distribution sales (decline) growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2022		FY 2021
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	22.2%	27.0%	(4.6%)	(8.6%)	(6.6%)	(20.3%)

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. We believe pending product shipments is an important measure of trends in demand in the Distribution segment.

Our total pending product shipments at the end of the second quarter of fiscal year 2022 were $7.6 million, an increase of $3.4 million versus the end of the second quarter of fiscal year 2021 and an increase of $1.3 million since March 27, 2021. The year-over-year increase in pending product shipments was a result of the COVID-19 pandemic and its disruptive impact to the supply of products in the second quarter of fiscal year 2022 as well as overall increased demand.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2022 and 2021:

(dollars in thousands)	FY 2022		FY 2021
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$7,612	$8,173	$6,287	$5,533	$4,251	$3,890
% of Pending Product Shipments that were Backorders	78.1%	78.4%	77.6%	79.3%	76.6%	75.8%

Gross Profit:

	Second Quarter Ended		Change
(dollars in thousands)	September 26,	September 26,
	2021	2020	$	%
Gross Profit:
Service	9,712	$7,900	$1,812	22.9%
Distribution	4,899	3,594	1,305	36.3%
Total	$14,611	$11,494	$3,117	27.1%

Total gross profit for the second quarter of fiscal year 2022 was $14.6 million, an increase of $3.1 million or 27.1% versus the second quarter of fiscal year 2021. Total gross margin was 29.0% in the second quarter of fiscal year 2022, up from 27.6% in the second quarter of fiscal year 2021, a 140 basis point expansion.

Service gross profit in the second quarter of fiscal year 2022 increased $1.8 million, or 22.9%, from the second quarter of fiscal year 2021. Service gross margin was 32.9% in the second quarter of fiscal year 2022 versus 32.2% in the second quarter of fiscal year 2021, a 700 basis point increase. This increase in gross margin was primarily due to operating leverage on our fixed cost base.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2022		FY 2021
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	32.9%	31.8%	33.9%	27.9%	32.2%	26.4%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2022		FY 2021
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	23.5%	23.6%	21.0%	22.5%	21.1%	21.0%

Distribution segment gross margin was 23.5% in the second quarter of fiscal year 2022 versus 21.1% in the second quarter of fiscal year 2021, a 240 basis point increase. The increase in segment gross margin was primarily due to a favorable mix of higher margin products sold and increases in rental revenue.

Operating Expenses:

	Second Quarter Ended		Change
(dollars in thousands)	September 25,	September 26,
	2021	2020	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$4,974	$4,291	$683	15.9%
General and Administrative	6,059	4,125	1,934	46.9%
Total	$11,033	$8,416	$2,617	31.1%

Total operating expenses were $11.0 million in the second quarter of fiscal year 2022 versus $8.4 million during the second quarter of fiscal year 2021. The year-over-year increase in selling, marketing and warehouse expenses is due to higher performance-based sales incentives and direct marketing costs. The increase in general and administrative expenses includes $0.8 million in one-time transaction related expenses related to the NEXA acquisition, incremental expenses related to acquired companies, increased payroll costs from new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 21.9% in the second quarter of fiscal year 2022 and 20.2% in the second quarter of fiscal year 2021, an increase of 170 basis points.

Income Taxes:

	Second Quarter Ended		Change
(dollars in thousands)	September 25,	September 26,
	2021	2020	$	%
Provision for Income Taxes	$313	$737	$(424)	(57.5%)

Our effective tax rates for the second quarter of fiscal years 2022 and 2021 were 9.4% and 26.7%, respectively. The decrease in the tax provision is due to the increased amount of discrete tax benefit from share-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the second quarter of fiscal years 2022 and 2021 was $0.6 million and less than $0.1 million, respectively.

We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2022 effective tax rate to be approximately 14% to 15%.

Net Income:

	Second Quarter Ended		Change
(dollars in thousands)	September 25,	September 26,
	2021	2020	$	%
Net Income	$3,015	$2,024	$991	49.0%

Net income for the second quarter of fiscal year 2022 increased $1.0 million from the second quarter of fiscal year 2021 primarily due to the increased operating income and a lower provision for income taxes.

Adjusted EBITDA:

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense, acquisition related transaction expenses, non-cash loss on sale of building, and restructuring expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, stock-based compensation expense and other items, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Second Quarter Ended
(dollars in thousands)	September 25,	September 26,
	2021	2020
Net Income	$3,015	$2,024
+ Interest Expense	169	233
+ Other Expense	81	84
+ Tax Provision	313	737
Operating Income	3,578	3,078
+ Depreciation & Amortization	2,141	1,863
+ Transaction Expense	821	-
+ Other Expense	(81)	(84)
+ Noncash Stock Compensation	620	366
Adjusted EBITDA	$7,079	$5,223

Total Adjusted EBITDA for the second quarter of fiscal year 2022 was $7.1 million, an increase of $1.9 million or 35.5% versus the second quarter of fiscal year 2021. As a percentage of revenue, Adjusted EBITDA increased to 14.0% for the second quarter of fiscal year 2022 versus 12.6% for the second quarter of fiscal year 2021. The increase in Adjusted EBITDA during the second quarter of fiscal year 2022 was primarily driven by the increase in net income.

SIX MONTHS ENDED SEPTEMBER 25, 2021 COMPARED TO SIX MONTHS ENDED SEPTEMBER 26, 2020:

Revenue:

	Six Months Ended		Change
(dollars in thousands)	September 25,	September 26,
	2021	2020	$	%
Revenue:
Service	$57,101	$47,521	$9,580	20.2%
Distribution	41,076	32,990	8,086	24.5%
Total	$98,177	$80,511	$17,666	21.9%

Service revenue, which accounted for 58.2% of our total revenue during the first six months of fiscal year 2022 and 59.0% of our total revenue during the first six months of fiscal year 2021, increased $9.6 million, or 20.2%, from the first six months of fiscal year 2021 compared to the first six months of fiscal year 2022. This year-over-year increase reflected increased demand from the life sciences and other highly-regulated end markets and included $2.3 million of incremental revenue from acquisitions.

Our Distribution sales accounted for 41.8% and 41.0% of our total revenue in the first six months of fiscal years 2022 and 2021, respectively. For the first six months of fiscal year 2022, Distribution sales increased $8.1 million, or 24.5%, compared to the first six months of fiscal year 2021. This increase in revenue was due to increased orders in the first six months of fiscal year 2022 and an easier comparison to the first six months of fiscal year 2021, which was adversely impacted by the COVID-19 pandemic.

Gross Profit:

	Six Months Ended		Change
(dollars in thousands)	September 25,	September 26,
	2021	2020	$	%
Gross Profit:
Service	$18,464	$13,969	$4,495	32.2%
Distribution	9,667	6,934	2,733	39.4%
Total	$28,131	$20,903	$7,228	34.6%

Total gross profit for the first six months of fiscal year 2022 was $28.1 million, an increase of $7.2 million or 34.6% versus the first six months of fiscal year 2021. Total gross margin was 28.7%, a 270 basis points increase compared to 26.0% in the first six months of fiscal year 2021. This increase in gross margin was primarily due to operating leverage on our fixed cost base and continued strong technician productivity in the Service segment and a favorable mix of products sold in the Distribution segment.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	September 25,	September 26,
	2021	2020	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$9,971	$8,365	$1,606	19.2%
General and Administrative	10,893	8,496	2,397	28.2%
Total	$20,864	$16,861	$4,003	23.7%

Total operating expenses for the first six months of fiscal year 2022 were $20.9 million, an increase of $4.0 million or 23.7% versus the first six months of fiscal year 2021. The year-over-year increase in selling, marketing and warehouse expenses was due to higher performance-based sales incentives and direct marketing costs. The increase in general and administrative expenses includes $0.8 million of one-time transaction related expenses related to the NEXA acquisition, incremental expenses related to acquired companies, increased payroll costs from new employees and continued investments in technology. As a percentage of total revenue, operating expenses during the first six months of fiscal year 2022 were 21.3%, compared to 20.9% in the first six months of fiscal year 2021, an increase of 40 basis points.

Provision for Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	September 25,	September 26,
	2021	2020	$	%
Provision for Income Taxes	$119	$660	$(541)	(82.0%)

Our effective tax rates for the first six months of fiscal years 2022 and 2021 were 1.7% and 19.0%, respectively. The decrease in our tax rate is due to the increased discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first six months of fiscal years 2022 and 2021 were $1.7 million and $0.3 million, respectively.

Net Income:

	Six Months Ended		Change
	September 25,	September 26,
	2021	2020	$	%
Net Income	$6,703	$2,822	$3,881	137.5%

Net income for the first six months of fiscal year 2022 was $6.7 million, an increase of $3.9 million versus the first six months of fiscal year 2021. The year over year increase in net income was due to the higher operating income and lower provision for income taxes.

Adjusted EBITDA:

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense, acquisition related transaction expenses, non-cash loss on sale of building, and restructuring expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, stock-based compensation expense and other items, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Six Months Ended
(dollars in thousands)	September 25,	September 26,
	2021	2020
Net Income	$6,703	$2,822
+ Interest Expense	358	457
+ Other Expense	87	103
+ Tax Provision	119	660
Operating Income	7,267	4,042
+ Depreciation & Amortization	4,131	3,734
+ Restructuring Expense	-	360
+ Transaction Expense	821	-
+ Other (Expense) Income	(87)	(103)
+ Noncash Stock Compensation	1,057	679
Adjusted EBITDA	$13,189	$8,712

During the first six months of fiscal year 2022, Adjusted EBITDA was $13.2 million, an increase of $4.5 million or 51.4% versus the first six months of fiscal year 2021. As a percentage of revenue, Adjusted EBITDA was 13.4% for the first six months of fiscal year 2022 and 10.8% for the first six months of fiscal year 2021. The increase in Adjusted EBITDA during the first six months of fiscal year 2022 was primarily driven by the increase in net income and acquisition transaction expenses.

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

We have a term loan, the 2018 Term Loan, in the amount of $15.0 million. As of September 25, 2021, $9.6 million was outstanding on the 2018 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

As of September 25, 2021, $80.0 million was available under the revolving credit facility, of which $33.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheets.

During the first six months of fiscal year 2022, we used $20.9 million for business acquisitions.

The allowable leverage ratio under the Prior Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 was a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. After the first quarter of fiscal 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant. M&T waived the requirement for the fixed charge ratio for the first fiscal quarter ending June 26, 2021. We were in compliance with all loan covenants and requirements during the second quarter of fiscal year 2022. Our leverage ratio, as defined in the Prior Credit Agreement, was 1.54 at September 25, 2021, compared with 0.94 at March 27, 2021. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply.

Interest on the revolving credit facility continues to accrue, at our election, at either the variable one-month LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan during the second quarter of fiscal year 2022 with principal and interest payments made monthly. Unused fees accrued based on the average daily amount of unused credit available under the revolving credit facility. Interest rate margins and unused fees were determined on a quarterly basis based upon our calculated leverage ratio.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Six Months Ended
	September 25,	September 26,
	2021	2020
Cash Provided by (Used in):
Operating Activities	$7,502	$12,476
Investing Activities	$(24,680)	$(3,116)
Financing Activities	$19,079	$(8,424)

Operating Activities: Net cash provided by operating activities was $7.5 million during the first six months of fiscal year 2022 compared to $12.5 million during the first six months of fiscal year 2021. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

•	Accounts Receivable: Accounts receivable increased by a net amount of $3.3 million during the first six months of fiscal year 2022 inclusive of $2.6 million of accounts receivable acquired during the period. During the first six months of fiscal year 2021, accounts receivable decreased by $3.3 million. The year-over-year variation primarily reflects changes in the timing of collections. The following table illustrates our days sales outstanding as of September 25, 2021 and September 26, 2020 (dollars in thousands):

	September 25,	September 26,
	2021	2020
Net Sales, for the last two fiscal months	$35,394	$30,036
Accounts Receivable, net	$36,464	$27,647
Days Sales Outstanding	64	55

•	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $1.4 million during the first six months of fiscal year 2022. Inventory decreased $0.5 million during the first six months of fiscal year 2021.

•	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable decreased $1.3 million and $0.9 million during the first six months of fiscal year 2022 and fiscal year 2021, respectively. The decreases are largely due to the timing of inventory and other payments in the respective periods.

•	Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first six months of fiscal year 2022, accrued compensation and other liabilities decreased by $2.2 million compared to a $0.2 million increase in the first six months of fiscal year 2021. The change in fiscal year 2022 was largely due to the one-time annual payments of incentive based compensation accruals.

•	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first six months of fiscal year 2022, income taxes payable decreased by $0.4 million whereas in the first six months of fiscal year 2021, income taxes payable increased by $0.2 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first six months of fiscal year 2022, we invested $3.8 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business.

During the first six months of fiscal year 2021, we invested $3.1 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business.

During the first six months of fiscal year 2022, we used $20.9 million for business acquisitions. During the first six months of fiscal year 2021, we did not use any funds for business acquisitions.

Financing Activities: During the first six months of fiscal year 2022, $24.5 million was borrowed from our revolving line of credit and $1.2 million in cash was generated from the issuance of common stock. In addition, we used $1.0 million for scheduled repayments of our term loan and $5.6 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the second quarter of fiscal year 2022, which are shown as a repurchase of shares of our common stock.

During the first six months of fiscal year 2021, $0.4 million in cash was generated from the issuance of common stock. In addition, we used $6.6 million to reduce the balance on our revolving line of credit, $1.0 million for scheduled repayments of our term loan and $1.3 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the second quarter of fiscal year 2021, which are shown as a repurchase of shares of our common stock.

OUTLOOK

For the third quarter of fiscal year 2022, we expect Service total revenue growth to be similar to that achieved in the second quarter of fiscal year 2022, with approximately half of the expected growth to be generated organically and half from acquisitions. We expect Service gross margin to expand over the prior fiscal year third quarter, similar to the level of year-over-year expansion we achieved in the second quarter of fiscal year 2022. Distribution revenue is expected to grow in the low teens in the third quarter of fiscal year 2022 based on expected improvement in order trends and a prior-year comparison that includes lower levels of demand due to the COVID-19 pandemic.

Transcat revised its fiscal year 2022 income tax rate to a range between 14% and 15% from the previous estimated range of 16% to 18%. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax benefit associated with share-based payment and stock option activity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of September 25, 2021, $80.0 million was available under our revolving credit facility, of which $33.4 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of September 25, 2021, $9.6 million was outstanding on the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first six months of fiscal year 2022 for our revolving credit facility ranged from 1.0% to 2.2%. Interest on outstanding borrowings on the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% over the term of the loan for subsequent periods. On September 25, 2021, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first six months of fiscal years 2022 and 2021 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies and the U.S. and Euro currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of less than $0.1 million during the first six months of fiscal year 2022 and a loss of $0.1 million during the first six months of fiscal year 2021, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 25, 2021, we had a foreign exchange contract, which matured in October 2021, outstanding in the notional amount of $3.1 million. The foreign exchange contract was renewed in October 2021 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second fiscal quarter of fiscal year 2022) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS

Except as stated below, there have been no material changes from the risk factors previously disclosed in Part I – Item 1A of the Company’s Form 10-K for the fiscal year ended March 27, 2021.

Potential government imposed COVID-19 vaccine mandates could have a material adverse impact on our business and results of operations. On September 9, 2021, President Biden directed the Department of Labor’s Occupational Safety and Health Administration (“OSHA”) to issue an Emergency Temporary Standard requiring that all employers with at least 100 employees ensure that their employees are fully vaccinated for COVID-19 or require employees to obtain a negative COVID-19 test at least once a week. OSHA is drafting an emergency regulation to carry out this mandate, although the timeline remains uncertain. It is unclear, among other things, if the vaccine mandate will apply to all employees and how compliance will be documented. As a company with more than 100 employees, we may be required to mandate COVID-19 vaccination of our workforce or have our unvaccinated employees undergo required weekly

COVID-19 testing, which could be difficult and costly. Further, additional vaccine and testing mandates may be announced in jurisdictions in which we operate our business, and there could be potential conflict with actions by certain states that are in conflict with the federal mandate, the impacts of which remain uncertain. Any requirement to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested weekly could result in employee attrition and difficulty securing future labor needs, and could have a material adverse effect on our revenues, costs, and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

06/27/21 - 07/24/21	-	-	-	-

07/25/21 - 08/21/21	35,000(2)	$64.86(2)	-	-

08/22/21 - 09/25/21	-	-	-	-

Total	35,000	$64.86	-	-

(1)

We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the second quarter of fiscal year 2022.

(2)

Shares of common stock withheld pursuant to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, to cover employee tax-withholding obligations upon vesting of restricted stock unit awards that vested and stock option exercises in the second quarter of fiscal year 2022. Amounts in column (b) reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Second Amended and Restated Credit Facility Agreement, dated as of July 7, 2021, by and between Transcat, Inc. and Manufacturers and Traders Trust Company, incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021

10.2*	Share Purchase Agreement, dated August 31, 2021, by and among Transcat, Inc., John Cummins and Ross Lane

10.3*	Registration Rights Agreement, dated August 31, 2021, by and among Transcat, Inc., John Cummins and Ross Lane

10.4#	Transcat, Inc. 2021 Stock Incentive Plan is incorporated herein by reference from Exhibit 99.3 to the Company’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-191631) filed on October 13, 2021

10.5#*	Form of Award Agreement of Director Long-Term Compensation Award Granted Pursuant to the Transcat, Inc. 2021 Stock Incentive Plan

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 3, 2021	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2021	/s/ Mark A. Doheny
Mark A. Doheny
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)