Form 10-Q
period 2021-12-25
TRANSCAT INC
filed 2022-02-02
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________

FORM 10-Q

(Mark one)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 25, 2021

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of January 28, 2022 was 7,521,284.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Service Revenue	$30,237	$24,776	$87,338	$72,297
Distribution Sales	20,665	19,286	61,741	52,276
Total Revenue	50,902	44,062	149,079	124,573

Cost of Service Revenue	21,254	17,861	59,891	51,413
Cost of Distribution Sales	16,012	14,956	47,421	41,012
Total Cost of Revenue	37,266	32,817	107,312	92,425

Gross Profit	13,636	11,245	41,767	32,148

Selling, Marketing and Warehouse Expenses	5,051	4,675	15,022	13,040
General and Administrative Expenses	6,224	4,051	17,117	12,547
Total Operating Expenses	11,275	8,726	32,139	25,587

Operating Income	2,361	2,519	9,628	6,561

Interest and Other Expense, net	136	219	581	779

Income Before Income Taxes	2,225	2,300	9,047	5,782
Provision for Income Taxes	596	539	715	1,199

Net Income	$1,629	$1,761	$8,332	$4,583

Basic Earnings Per Share	$0.22	$0.24	$1.11	$0.62
Average Shares Outstanding	7,519	7,437	7,487	7,415

Diluted Earnings Per Share	$0.21	$0.23	$1.10	$0.61
Average Shares Outstanding	7,653	7,580	7,599	7,532

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Net Income	$1,629	$1,761	$8,332	$4,583

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(233)	251	(314)	505
Other, net of tax effects	18	21	48	95
Total Other Comprehensive (Loss) Income	(215)	272	(266)	600

Comprehensive Income	$1,414	$2,033	$8,066	$5,183

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited) December 25,	(Audited) March 27,
	2021	2021
ASSETS
Current Assets:
Cash	$2,779	$560
Accounts Receivable, less allowance for doubtful accounts of $505 and $526 as of December 25, 2021, and March 27, 2021, respectively	34,702	33,950
Other Receivables	628	428
Inventory, net	13,868	11,636
Prepaid Expenses and Other Current Assets	5,572	2,354
Total Current Assets	57,549	48,928
Property and Equipment, net	23,781	22,203
Goodwill	59,133	43,272
Intangible Assets, net	11,503	7,513
Right to Use Assets, net	8,738	9,392
Other Assets	896	808
Total Assets	$161,600	$132,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$12,965	$12,276
Accrued Compensation and Other Liabilities	9,514	10,417
Income Taxes Payable	-	382
Current Portion of Long-Term Debt	2,140	2,067
Total Current Liabilities	24,619	25,142
Long-Term Debt	38,616	17,494
Deferred Tax Liabilities	4,912	3,201
Lease Liabilities	7,123	7,958
Other Liabilities	3,432	3,243
Total Liabilities	78,702	57,038

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,520,719 and 7,458,251 shares issued and outstanding as of December 25, 2021, and March 27, 2021, respectively	3,760	3,729
Capital in Excess of Par Value	23,452	19,287
Accumulated Other Comprehensive Loss	(717)	(451)
Retained Earnings	56,403	52,513
Total Shareholders' Equity	82,898	75,078
Total Liabilities and Shareholders' Equity	$161,600	$132,116

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited) Nine Months Ended
	December 25,	December 26,
	2021	2020
Cash Flows from Operating Activities:
Net Income	$8,332	$4,583
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	113	65
Deferred Income Taxes	5	75
Depreciation and Amortization	6,899	5,596
Provision for Accounts Receivable and Inventory Reserves	417	699
Stock-Based Compensation	1,681	875
Changes in Assets and Liabilities:
Accounts Receivable and Other Receivables	1,185	902
Inventory	(1,794)	2,072
Prepaid Expenses and Other Assets	(3,280)	(678)
Accounts Payable	689	(2,103)
Accrued Compensation and Other Liabilities	(1,470)	3,391
Income Taxes Payable	(399)	170
Net Cash Provided by Operating Activities	12,378	15,647

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,861)	(4,295)
Proceeds from Sale of Property and Equipment	12	-
Business Acquisitions, net of cash acquired	(20,910)	(3,447)
Net Cash Used in Investing Activities	(26,759)	(7,742)

Cash Flows from Financing Activities:
Proceeds from (Repayments of) Revolving Credit Facility, net	22,760	(4,504)
Repayments of Term Loan	(1,565)	(1,477)
Issuance of Common Stock	1,354	649
Repurchase of Common Stock	(5,649)	(1,287)
Net Cash Provided by (Used in) Financing Activities	16,900	(6,619)

Effect of Exchange Rate Changes on Cash	(300)	(751)

Net Increase in Cash	2,219	535
Cash at Beginning of Period	560	499
Cash at End of Period	$2,779	$1,034

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$531	$679
Income Taxes, net	$3,263	$1,018
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for NEXA acquisition	$2,368	$-
Assets acquired and liabilities assumed in business combinations:
Accrued contingent consideration related to NEXA acquisition	$153	$-

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

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 27, 2021	7,458	$3,729	$19,287	$(451)	$52,513	$75,078
Issuance of Common Stock	52	26	673	-	-	699
Repurchase of Common Stock	(62)	(31)	(755)	-	(2,591)	(3,377)
Stock-Based Compensation	21	10	427	-	-	437
Other Comprehensive Income	-	-	-	182	-	182
Net Income	-	-	-	-	3,688	3,688
Balance as of June 26, 2021	7,469	$3,734	$19,632	$(269)	$53,610	$76,707

Issuance of Common Stock	72	36	2,871	-	-	2,907
Repurchase of Common Stock	(35)	(18)	(403)	-	(1,851)	(2,272)
Stock-Based Compensation	12	7	613	-	-	620
Other Comprehensive Loss	-	-	-	(233)	-	(233)
Net Income	-	-	-	-	3,015	3,015
Balance as of September 25, 2021	7,518	$3,759	$22,713	$(502)	$54,774	$80,744

Issuance of Common Stock	2	1	115	-	-	116
Stock-Based Compensation	1	-	624	-	-	624
Other Comprehensive Loss	-	-	-	(215)	-	(215)
Net Income	-	-	-	-	1,629	1,629
Balance as of December 25, 2021	7,521	$3,760	$23,452	$(717)	$56,403	$82,898

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

Revenue recognized from prior period performance obligations for the third quarter of the fiscal year ending March 26, 2022 (“fiscal year 2022”) was immaterial. As of December 25, 2021, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of December 25, 2021 and March 27, 2021 were immaterial. Payment terms are generally 30 to 45 days. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing, and the carrying amounts for cash, accounts receivable, other receivables, accounts payable and accrued compensation and other liabilities approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of December 25, 2021 and March 27, 2021, investment assets totaled $0.4 million and are included as a component of other assets on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. During the first nine months of each of fiscal year 2022 and fiscal year 2021, the Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal year 2022 and fiscal year 2021, the Company recorded non-cash stock-based compensation expense of $1.7 million and $0.9 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on Irish and Canadian business transactions. The net foreign currency loss was less than $0.1 million in each of the first nine months of fiscal year 2022 and fiscal year 2021. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its earnings denominated in Canadian dollars will be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of less than $0.1 million during the first nine months of fiscal year 2022 and a gain of $0.1 million during the first nine months of fiscal year 2021, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 25, 2021, the Company had a foreign exchange contract, which matured in January 2022, outstanding in the notional amount of $2.6 million. The foreign exchange contract was renewed in January 2022 and continues to be in place. The Company does not use hedging arrangements for speculative purposes.

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

For each of the third quarter of fiscal years 2022 and 2021, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. For the first nine months of each of fiscal year 2022 and 2021, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Average Shares Outstanding – Basic	7,519	7,437	7,487	7,415
Effect of Dilutive Common Stock Equivalents	134	143	112	117
Average Shares Outstanding – Diluted	7,653	7,580	7,599	7,532
Anti-dilutive Common Stock Equivalents	-	-	100	30

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total

Net Book Value as of March 27, 2021	$11,458	$31,814	$43,272	$920	$6,593	$7,513
Additions	-	15,980	15,980	-	6,690	6,690
Amortization	-	-	-	(204)	(2,492)	(2,696)
Currency Translation Adjustment	-	(119)	(119)	-	(4)	(4)
Net Book Value as of December 25, 2021	$11,458	$47,675	$59,133	$716	$10,787	$11,503

Recently Issued Accounting Pronouncements: In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Allowance for doubtful accounts is the most significant item for the Company under this ASU. As credit losses from the Company's trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU will not have a material impact on its consolidated financial statements.

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

In addition, the 2021 Credit Agreement provides that, assuming no event of default, restricted payments up to $25.0 million (increased from $10.0 million in the Prior Credit Agreement) in the aggregate and $10.0 million (increased from $3.0 million in the Prior Credit Agreement) in any single fiscal year may be used by us to repurchase our shares and pay dividends. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. The 2021 Credit Agreement also reduced the London Interbank Offered Rate (“LIBOR”) floor from 1.0% to 0.25% and included a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. The 2021 Credit Agreement also reduced the fixed interest rate on our term loan in the amount of $15.0 million (the “2018 Term Loan”) from 4.15% to 3.90%.

The 2021 Credit Agreement superseded in its entirety, the Prior Credit Agreement. Amendment Two to the Prior Credit Agreement had previously extended the term of the revolving credit facility to October 20, 2022 and increased the revolving credit commitment to $40 million.

Amendment Two had modified the definition of the applicable rate used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and it amended the definition of permitted acquisitions to amend borrowings available under the revolving credit facility for acquisitions. In addition, Amendment Two had amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations associated with share-based payment and stock option activity, and modified certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two also had modified the leverage ratio and fixed charge coverage ratio covenants with which the Company was required to comply and limited capital expenditures to $5.5 million for fiscal year 2021. Amendment Two also had established a LIBOR floor of 1.0% and included a mechanism for adoption of a different benchmark rate in the event LIBOR was discontinued.

As of December 25, 2021, $80.0 million was available under the revolving credit facility, of which $31.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first nine months of fiscal year 2022, $20.9 million was used for business acquisitions.

As of December 25, 2021, $9.1 million was outstanding on the 2018 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% during the second quarter of fiscal year 2022 and over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first nine months of fiscal year 2022 ranged from 1.0% to 2.2%.

Covenants: The 2021 Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the third quarter of fiscal year 2022. Our leverage ratio was 1.47 at December 25, 2021, as defined in the 2021 Credit Agreement, compared with 0.94 at March 27, 2021, as defined in the Prior Credit Agreement.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant, which were modified by the 2021 Credit Agreement. The allowable leverage ratio under the Prior Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 was a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation. After the first quarter of fiscal 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 25, 2021, 0.7 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first nine months of fiscal year 2022 and 2021 were $1.7 million and $0.3 million, respectively.

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

The Company achieved 64% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 30, 2019 and as a result, issued 19 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2022. The following table summarizes the non-vested restricted stock units outstanding as of December 25, 2021 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	December 25, 2021
October 2018	October 2018 – September 2027	7	$20.81	Time Vested
March 2019	April 2019 – March 2022	20	$23.50	80% of target level
March 2019	April 2019 – March 2022	21	$23.50	Time Vested
March 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – March 2023	31	$27.08	Time Vested
September 2020	September 2020 –July 2023	9	$28.54	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
January 2021	January 2021 – January 2024	2	$34.62	Time Vested
May 2021	May 2021 – May 2024	1	$54.21	Time Vested
June 2021	June 2021 – May 2024	12	$53.17	100% of target level
June 2021	June 2021 – May 2024	12	$53.17	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
September 2021	September 2021 – September 2022	7	$66.09	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $1.2 million and $0.7 million in the first nine months of fiscal year 2022 and fiscal year 2021, respectively. As of December 25, 2021, unearned compensation, to be recognized over the grants’ respective service periods, totaled $2.4 million.

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

The following table summarizes the Company’s options as of and for the first nine months of fiscal year 2022:

			Weighted
		Weighted Average	Average Remaining
	Number	Exercise	Contractual	Aggregate
	of	Price Per	Term (in	Intrinsic
	Shares	Share	years)	Value
Outstanding as of March 27, 2021	125	$15.47
Granted	125	$59.87
Exercised	(85)	$12.00
Forfeited	(5)	$24.30
Redeemed	-
Outstanding as of December 25, 2021	160	$51.72	9	$6,589
Exercisable as of December 25, 2021	2	$26.27	8	$133

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2022 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 25, 2021. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total expense related to stock options was $0.4 million during the first nine months of fiscal year 2022. Total expense related to stock options was $0.1 million during the first nine months of fiscal year 2021. Total unrecognized compensation cost related to non-vested stock options as of December 25, 2021 was $2.0 million, which is expected to be recognized over a period of five years. The aggregate intrinsic value of stock options exercised in the first nine months of fiscal years 2022 and 2021 was $6.9 million and $0.3 million, respectively. Cash received from the exercise of options in the first nine months of fiscal years 2022 and 2021 was $1.0 million and $0.4 million, respectively.

NOTE 4 – SEGMENT INFORMATION

Transcat has two reportable segments: Service and Distribution. The Company has no inter-segment sales. The following table presents segment information for the third quarter and first nine months of fiscal years 2022 and 2021 (dollars in thousands):

	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020
Revenue:
Service	$30,237	$24,776	$87,338	$72,297
Distribution	20,665	19,286	61,741	52,276
Total	50,902	44,062	149,079	124,573

Gross Profit:
Service	8,983	6,915	27,447	20,884
Distribution	4,653	4,330	14,320	11,264
Total	13,636	11,245	41,767	32,148

Operating Expenses:
Service (1)	7,322	4,959	20,165	14,822
Distribution (1)	3,953	3,767	11,974	10,765
Total	11,275	8,726	32,139	25,587

Operating Income:
Service	1,661	1,956	7,282	6,062
Distribution	700	563	2,346	499
Total	2,361	2,519	9,628	6,561

Unallocated Amounts:
Interest and Other Expense, net	136	219	581	779
Provision for Income Taxes	596	539	715	1,199
Total	732	758	1,296	1,978

Net Income	$1,629	$1,761	$8,332	$4,583

(1)	Operating expense allocations between segments were based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

NOTE 5 – BUSINESS ACQUISITIONS

Tangent: Effective December 31, 2021, Transcat purchased all of the outstanding membership units of Tangent Labs, LLC, a privately-held company (“Tangent”). Tangent provides in-house and on-site calibrations of precision measurement and control instrumentation to customers in the life science, aerospace and other regulated industries, and has lab locations in Indianapolis, Indiana and Huntsville, Alabama. This transaction aligned with a key component of the Company’s strategy of acquiring local capabilities in attractive geographies.

The purchase price for Tangent was approximately $9.0 million, all paid in cash, and is subject to certain customary holdback provisions and a portion of which was placed in escrow to secure the sellers’ obligations in the event that a key employee terminates employment with Tangent on or before the first anniversary of the closing of the transaction.

The purchase price allocation has not been finalized, due to the timing of the acquisition date and the filing date of this Quarterly Report on Form 10-Q. Therefore, the allocation of the purchase price to the assets acquired and liabilities assumed, including values to be recognized for goodwill and other intangible assets, will be disclosed in the Annual Report on Form 10-K for the fiscal year ending March 26, 2022. The pro forma results of operations from the Tangent acquisition, will be disclosed in the Annual Report on Form 10-K for the fiscal year ending March 26, 2022. The goodwill related to Tangent is not expected to be deductible for income tax purposes. All of the goodwill and intangible assets relating to the Tangent acquisition will be allocated to the Service segment.

NEXA: Effective August 31, 2021, Transcat purchased all of the outstanding capital stock of Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management), a private Irish company, which owns all of the issued and outstanding capital stock of its U.S.-based subsidiary, Cal OpEx Inc., a Delaware corporation (collectively, “NEXA”). NEXA provides calibration optimization and other technical solutions to improve asset and reliability management programs to pharmaceutical, biotechnology, and medical device companies worldwide. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities.

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

The total purchase price for NEXA was approximately $26.2 million and was paid with $23.9 million in cash and the issuance of 34,943 shares of our common stock valued at $2.4 million. Additionally, there are potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals. If achieved, the earn-out payments will also be made in shares of common stock unless certain criteria is met for cash payment. As of December 25, 2021, the estimated fair value for the contingent earn-out payments was $0.2 million and included in the preliminary purchase price allocation below. $0.1 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any.

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

Goodwill		$15,497
Intangible Assets – Customer Base & Contracts		5,600
Intangible Assets – Backlog		490
Intangible Assets – Covenant Not to Compete		600
		22,187
Plus:	Cash	3,732
	Accounts Receivable	2,434
	Non-Current Assets	38
Less:	Current Liabilities	(453)
	Deferred Tax Liability	(1,706)
Total Purchase Price		$26,232

From the date of acquisition, NEXA has contributed revenue of $2.9 million and operating loss of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets, for the first nine months of fiscal year 2022.

Upstate Metrology: Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology Inc. (“Upstate Metrology”), a New York based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that can leverage the Company’s already existing operating infrastructure.

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

	(Unaudited)	(Unaudited)
	Quarter Ended	Nine Months Ended
(in thousands except per share information)	December 26, 2020	December 25, 2021	December 26, 2020
Total Revenue	$47,384	$153,011	$131,096
Net Income	$3,129	$8,943	$5,998
Basic Earnings Per Share	$0.42	$1.19	$0.81
Diluted Earnings Per Share	$0.41	$1.18	$0.80

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of December 25, 2021, $0.2 million of contingent consideration and $0.1 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the first nine months of fiscal year 2022 and fiscal year 2021, no contingent consideration or other holdback amounts were paid.

During the first nine months of fiscal year 2022, acquisition costs of $0.9 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income. During the first nine months of fiscal year 2021, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

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

RESULTS OF OPERATIONS

Executive Summary

During our third quarter of fiscal year 2022, we achieved consolidated revenue of $50.9 million. This represented an increase of $6.8 million or 15.5% versus the third quarter of fiscal year 2021. This increase was primarily due to the recently completed acquisitions, strong demand in our Service segment’s highly-regulated end markets and improved market conditions in our Distribution segment compared to the prior fiscal year period, which was impacted significantly by the COVID-19 pandemic.

Our third quarter of fiscal year 2022 gross profit was $13.6 million, an increase of $2.4 million or 21.3% versus the third quarter of fiscal year 2021. In addition, consolidated gross margin expanded by 130 basis points from 25.5% to 26.8%. This increase was largely the result of operating leverage on our fixed costs and accretive gross margins from recent acquisitions.

Total operating expenses were $11.3 million, an increase of $2.5 million or 29.2% as compared to the third quarter of fiscal year 2021. Included in operating expenses during the third quarter of fiscal year 2022 were incremental operating expenses related to acquired businesses, investments in technology and higher incentive-based employee costs due to higher sales. As a percentage of total revenue, operating expenses were 22.2% in the third quarter of fiscal year 2022, up 240 basis points from 19.8% in the third quarter of fiscal year 2021. Operating income decreased by $0.2 million and operating margin decreased by 110 basis points in the third quarter of fiscal year 2022.

Net income was $1.6 million in the third quarter of fiscal year 2022, down 7.5% as compared to $1.8 million in the third quarter of fiscal year 2021. The decrease in net income was due to higher operating expenses, which included a higher level of intangibles amortization and other expenses from recently completed acquisitions.

The following table presents, for the third quarter and first nine months of fiscal years 2022 and 2021, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2021	2020	2021	2020

As a Percentage of Total Revenue:
Service Revenue	59.4%	56.2%	58.6%	58.0%
Distribution Sales	40.6%	43.8%	41.4%	42.0%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	29.7%	27.9%	31.4%	28.9%
Distribution Gross Profit	22.5%	22.5%	23.2%	21.5%
Total Gross Profit	26.8%	25.5%	28.0%	25.8%

Selling, Marketing and Warehouse Expenses	10.0%	10.6%	10.1%	10.5%
General and Administrative Expenses	12.2%	9.2%	11.4%	10.0%
Total Operating Expenses	22.2%	19.8%	21.5%	20.5%

Operating Income	4.6%	5.7%	6.5%	5.3%

Interest and Other Expense, net	0.2%	0.5%	0.4%	0.6%

Income Before Income Taxes	4.4%	5.2%	6.1%	4.7%
Provision for Income Taxes	1.2%	1.2%	0.5%	1.0%

Net Income	3.2%	4.0%	5.6%	3.7%

THIRD QUARTER ENDED DECEMBER 25, 2021 COMPARED TO THIRD QUARTER ENDED DECEMBER 26, 2020:

Revenue:

	Third Quarter Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%
Revenue:
Service	$ 30,237	$ 24,776	$ 5,461	22.0%
Distribution	20,665	19,286	1,379	7.2%
Total	$ 50,902	$ 44,062	$ 6,840	15.5%

Total revenue increased $6.8 million, or 15.5%, in our third quarter of fiscal year 2022 compared to the prior fiscal year third quarter.

Service revenue, which accounted for 59.4% and 56.2% of our total revenue in the third quarter of fiscal years 2022 and 2021, respectively, increased 22.0% from the third quarter of fiscal year 2021 to the third quarter of fiscal year 2022. This year-over-year increase included $2.9 million in revenue from acquisitions, and also included organic revenue growth of 10.2% driven by improvement in end market conditions and continued market share gains.

Our fiscal years 2022 and 2021 quarterly Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2022			FY 2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	22.0%	20.3%	20.0%	15.8%	12.2%	4.5%	2.5%

Within any fiscal year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides an indication of the progress of this segment. The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2022 and 2021 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period (dollars in thousands):

	FY 2022			FY 2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$116,315	$110,854	$105,864	$101,274	$97,225	$94,624	$93,572
Service Revenue Growth	19.5%	17.1%	13.1%	8.9%	5.4%	4.3%	7.4%

The growth in Service segment revenue during the third quarter of each of fiscal years 2022 and 2021 reflected both organic growth and acquisitions.

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

	FY 2022			FY 2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	84.1%	83.2%	83.1%	83.6%	83.1%	83.7%	82.9%
Outsourced	14.4%	15.3%	15.4%	14.9%	15.3%	14.7%	15.6%
Freight Billed to Customers	1.5%	1.5%	1.5%	1.5%	1.6%	1.6%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 40.6% of our total revenue in the third quarter of fiscal year 2022 and 43.8% of our total revenue in the third quarter of fiscal year 2021. During the third quarter of fiscal year 2022, Distribution segment sales increased 7.2% to $20.7 million. This increase was due to increased orders in the third quarter of fiscal year 2022 and an easier comparison to the third quarter of fiscal year 2021, which was adversely impacted by the COVID-19 pandemic.

Our fiscal years 2022 and 2021 Distribution sales growth (decline), in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2022			FY 2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	7.2%	22.2%	27.0%	(4.6%)	(8.6%)	(6.6%)	(20.3%)

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

Our total pending product shipments at the end of the third quarter of fiscal year 2022 were $8.9 million, an increase of $3.3 million versus the end of the third quarter of fiscal year 2021 and an increase of $2.6 million since March 27, 2021. The year-over-year increase in pending product shipments was a result of the COVID-19 pandemic and its disruptive impact to the supply of products in the third quarter of fiscal year 2022 as well as overall increased demand.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of each quarter of fiscal years 2022 and 2021:

(dollars in thousands)	FY 2022			FY 2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$8,854	$7,612	$8,173	$6,287	$5,533	$4,251	$3,890
% of Pending Product Shipments
that were Backorders	81.3%	78.1%	78.4%	77.6%	79.3%	76.6%	75.8%

Gross Profit:

	Third Quarter Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%
Gross Profit:
Service	$8,983	$6,915	$2,068	29.9%
Distribution	4,653	4,330	323	7.5%
Total	$13,636	$11,245	$2,391	21.3%

Total gross profit for the third quarter of fiscal year 2022 was $13.6 million, an increase of $2.4 million or 21.3% versus the third quarter of fiscal year 2021. Total gross margin was 26.8% in the third quarter of fiscal year 2022, up from 25.5% in the third quarter of fiscal year 2021, a 130 basis point expansion.

Service gross profit in the third quarter of fiscal year 2022 increased $2.1 million, or 29.9%, from the third quarter of fiscal year 2021. Service gross margin was 29.7% in the third quarter of fiscal year 2022 versus 27.9% in the third quarter of fiscal year 2021, a 180 basis point increase. This increase in gross margin was the result of operating leverage on our fixed costs and accretive gross margins from recent acquisitions.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2022			FY 2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	29.7%	32.9%	31.8%	33.9%	27.9%	32.2%	26.4%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2022			FY 2021
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	22.5%	23.5%	23.6%	21.0%	22.5%	21.1%	21.0%

Distribution segment gross margin was 22.5% in both the third quarter of fiscal year 2022 and the third quarter of fiscal year 2021.

Operating Expenses:

	Third Quarter Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$5,051	$4,675	$376	8.0%
General and Administrative	6,224	4,051	2,173	53.6%
Total	$11,275	$8,726	$2,549	29.2%

Total operating expenses were $11.3 million in the third quarter of fiscal year 2022 versus $8.7 million during the third quarter of fiscal year 2021. The year-over-year increase in selling, marketing and warehouse expenses is due to higher performance-based sales incentives and direct marketing costs. The increase in general and administrative expenses is due to one-time transaction related expenses related to the business acquisitions, incremental expenses related to acquired companies, increased payroll costs from new employees and continued investments in technology.

Provision for Income Taxes:

	Third Quarter Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%

Provision for Income Taxes	$ 596	$ 539	$ 57	10.6%

Our effective tax rates for the third quarter of fiscal years 2022 and 2021 were 26.8% and 23.4%, respectively. The increase in the tax provision is due to increases in non-deductible expenses. Our quarterly provision for income taxes is affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation activity in both the third quarter of fiscal years 2022 and 2021 was less than $0.1 million.

We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2022 effective tax rate to be approximately 14% to 15%.

Net Income:

	Third Quarter Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%

Net Income	$ 1,629	$ 1,761	$ (132)	(7.5%)

Net income for the third quarter of fiscal year 2022 decreased $0.1 million from the third quarter of fiscal year 2021 primarily due to the lower operating income and a higher provision for income taxes.

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

	Third Quarter Ended
(dollars in thousands)	December 25,	December 26,
	2021	2020
Net Income	$ 1,629	$ 1,761
+ Interest Expense	194	203
+ Other Expense (Income)	(58)	16
+ Tax Provision	596	539
Operating Income	2,361	2,519
+ Depreciation & Amortization	2,368	1,861
+ Transaction Expense	55	-
+ Other (Expense) Income	58	(15)
+ Non-cash Stock Compensation	624	197
Adjusted EBITDA	$ 5,466	$ 4,562

Total Adjusted EBITDA for the third quarter of fiscal year 2022 was $5.5 million, an increase of $0.9 million or 19.8% versus the third quarter of fiscal year 2021. As a percentage of revenue, Adjusted EBITDA increased to 10.7% for the third quarter of fiscal year 2022 versus 10.4% for the third quarter of fiscal year 2021. The increase in Adjusted EBITDA during the third quarter of fiscal year 2022 was primarily driven by increases in depreciation and amortization expense and non-cash stock compensation expense which offset the lower net income.

NINE MONTHS ENDED DECEMBER 25, 2021 COMPARED TO NINE MONTHS ENDED DECEMBER 26, 2020:

Revenue:

	Nine Months Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%
Revenue:
Service	$87,338	$72,297	$15,041	20.8%
Distribution	61,741	52,276	9,465	18.1%
Total	$149,079	$124,573	$24,506	19.7%

Service revenue, which accounted for 58.6% and 58.0% of our total revenue during the first nine months of fiscal years 2022 and 2021, respectively, increased $15.0 million, or 20.8%, from the first nine months of fiscal year 2021 compared to the first nine months of fiscal year 2022. This year-over-year increase reflected increased demand from the life sciences and other highly-regulated end markets and included $5.3 million of incremental revenue from acquisitions.

Our Distribution sales accounted for 41.4% and 42.0% of our total revenue in the first nine months of fiscal years 2022 and 2021, respectively. For the first nine months of fiscal year 2022, Distribution sales increased $9.5 million, or 18.1%, compared to the first nine months of fiscal year 2021. This increase in sales was due to increased orders in the first nine months of fiscal year 2022 and an easier comparison to the first nine months of fiscal year 2021, which was adversely impacted by the COVID-19 pandemic.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%
Gross Profit:
Service	$27,447	$20,884	$6,563	31.4%
Distribution	14,320	11,264	3,056	27.1%
Total	$41,767	$32,148	$9,619	29.9%

Total gross profit for the first nine months of fiscal year 2022 was $41.8 million, an increase of $9.6 million or 29.9% versus the first nine months of fiscal year 2021. Total gross margin was 28.0%, a 220 basis points increase compared to 25.8% in the first nine months of fiscal year 2021. This increase in gross margin was primarily due to operating leverage on our fixed cost base, accretive margins from recent acquisitions and continued strong technician productivity in the Service segment and a favorable mix of products sold in the Distribution segment.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$15,022	$13,040	$1,982	15.2%
General and Administrative	17,117	12,547	4,570	36.4%
Total	$32,139	$25,587	$6,552	25.6%

Total operating expenses for the first nine months of fiscal year 2022 were $32.1 million, an increase of $6.6 million or 25.6% versus the first nine months of fiscal year 2021. The year-over-year increase in selling, marketing and warehouse expenses was due to higher performance-based sales incentives and direct marketing costs. The increase in general and administrative expenses includes $0.9 million of one-time transaction related expenses related to business acquisitions, incremental expenses related to acquired companies, increased payroll costs from new employees and continued investments in technology. As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2022 were 21.6%, compared to 20.5% in the first nine months of fiscal year 2021, an increase of 110 basis points.

Provision for Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%

Provision for Income Taxes	$ 715	$ 1,199	$ (484)	(40.4%)

Our effective tax rates for the first nine months of fiscal years 2022 and 2021 were 7.9% and 20.7%, respectively. The decrease in our tax rate is due to the increased discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first nine months of fiscal years 2022 and 2021 were $1.7 million and $0.3 million, respectively.

Net Income:

	Nine Months Ended		Change
(dollars in thousands)	December 25,	December 26,
	2021	2020	$	%

Net Income	$ 8,332	$ 4,583	$ 3,749	81.8%

Net income for the first nine months of fiscal year 2022 was $8.3 million, an increase of $3.7 million versus the first nine months of fiscal year 2021. The year over year increase in net income was due to the higher operating income and lower provision for income taxes.

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

	Nine Months Ended
(dollars in thousands)	December 25,	December 26,
	2021	2020
Net Income	$8,332	$4,583
+ Interest Expense	552	660
+ Other Expense	29	119
+ Tax Provision	715	1,199
Operating Income	9,628	6,561
+ Depreciation & Amortization	6,499	5,596
+ Restructuring Expense	-	360
+ Transaction Expense	876	-
+ Other (Expense) Income	(29)	(119)
+ Non-cash Stock Compensation	1,681	875
Adjusted EBITDA	$18,655	$13,273

During the first nine months of fiscal year 2022, Adjusted EBITDA was $18.7 million, an increase of $5.4 million or 40.5% versus the first nine months of fiscal year 2021. As a percentage of revenue, Adjusted EBITDA was 12.5% for the first nine months of fiscal year 2022 and 10.7% for the first nine months of fiscal year 2021. The increase in Adjusted EBITDA during the first nine months of fiscal year 2022 was primarily driven by the increase in net income, depreciation and amortization expense, non-cash stock compensation expense and acquisition transaction expenses.

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

In addition, the 2021 Credit Agreement provides that, assuming no event of default, restricted payments up to $25.0 million (increased from $10.0 million in the Prior Credit Agreement) in the aggregate and $10.0 million (increased from $3.0 million in the Prior Credit Agreement) in any single fiscal year may be used by us to repurchase our shares and pay dividends. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. The 2021 Credit Agreement also reduced the LIBOR floor from 1.0% to 0.25% and included a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. The 2021 Credit Agreement also reduced the fixed interest rate on our term loan in the amount of $15.0 million (the “2018 Term Loan”) from 4.15% to 3.90%.

The 2021 Credit Agreement superseded in its entirety, the Prior Credit Agreement. Amendment Two to the Prior Credit Agreement had previously extended the term of the revolving credit facility to October 20, 2022 and increased the revolving credit commitment to $40 million.

Amendment Two also had modified the definition of the applicable rate used to determine interest charges on outstanding and unused borrowings under the revolving credit facility and it amended the definition of permitted acquisitions to amend borrowings available under the revolving credit facility for acquisitions. In addition, Amendment Two had amended the definition of restricted payments to exclude amounts up to $2.5 million during each fiscal year used to pay certain employee tax obligations associated with share-based payment and stock option activity, and modified certain restrictions to the Company’s ability to repurchase its shares and pay dividends. Amendment Two also had modified the leverage ratio and fixed charge coverage ratio covenants with which the Company was required to comply and limited capital expenditures to $5.5 million for the fiscal year 2021.

Amendment Two also had established a LIBOR floor of 1.0% and included a mechanism for adoption of a different benchmark rate in the event LIBOR was discontinued.

As of December 25, 2021, $80.0 million was available under the revolving credit facility, of which $31.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first nine months of fiscal year 2022, we used $20.9 million for business acquisitions.

As of December 25, 2021, $9.1 million was outstanding on the 2018 Term Loan, of which $2.1 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant, which were modified by the 2021 Credit Agreement. The allowable leverage ratio under the Prior Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 was a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation. After the first quarter of fiscal 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0. We were in compliance with all loan covenants and requirements during the third quarter of fiscal year 2022. Our leverage ratio was 1.47 at December 25, 2021, as defined in the 2021 Credit Agreement, compared with 0.94 at March 27, 2021, as defined in the Prior Credit Agreement.

Interest on the revolving credit facility continues to accrue, at our election, at either the variable one-month LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan during the third quarter of fiscal year 2022 with principal and interest payments made monthly. Unused fees accrued based on the average daily amount of unused credit available under the revolving credit facility. Interest rate margins and unused fees were determined on a quarterly basis based upon our calculated leverage ratio.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (in thousands):

	Nine Months Ended
	December 25,	December 26,
	2021	2020
Cash Provided by (Used in):
Operating Activities	$12,378	$15,647
Investing Activities	$(26,759)	$(7,742)
Financing Activities	$16,900	$(6,619)

Operating Activities:

Net cash provided by operating activities was $12.4 million during the first nine months of fiscal year 2022 compared to $15.6 million during the first nine months of fiscal year 2021. The year-over-year decrease in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

•	Accounts Receivable: Accounts receivable increased by a net amount of $0.8 million during the first nine months of fiscal year 2022, inclusive of $2.6 million of accounts receivable acquired during the period. Accounts receivable decreased by a net amount of $0.4 million during the first nine months of fiscal year 2021, inclusive of $0.4 million of accounts receivable acquired during the period. The year-over-year variation reflects the impact of acquisitions and changes in the timing of collections. The following table illustrates our days sales outstanding as of December 25, 2021 and December 26, 2020 (dollars in thousands):

	December 25,	December 26,
	2021	2020
Net Sales, for the last two fiscal months	$ 34,743	$ 30,819
Accounts Receivable, net	$ 34,702	$ 30,562
Days Sales Outstanding	63	62

•	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $2.2 million during the first nine months of fiscal year 2022. Inventory decreased $1.7 million during the first nine months of fiscal year 2021.

•	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures. Accounts payable increased $0.7 million during the first nine months of fiscal year 2022. Accounts payable decreased by $2.1 million during the first nine months of fiscal year 2021.

•	Accrued Compensation and Other Liabilities: Accrued compensation and other liabilities include, among other things, amounts to be paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first nine months of fiscal year 2022, accrued compensation and other liabilities decreased by $1.1 million largely due to payments of incentive based compensation accruals. During the first nine months of fiscal year 2021, accrued compensation and other liabilities increased by $0.9 million, due primarily to increased accrued incentives and payroll related expense.

•	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first nine months of fiscal year 2022, income taxes payable decreased by $0.4 million whereas in the first nine months of fiscal year 2021, income taxes payable increased by $0.2 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities:

During the first nine months of fiscal year 2022, we invested $5.9 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business.

During the first nine months of fiscal year 2021, we invested $4.3 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business.

During the first nine months of fiscal year 2022, we used $20.9 million for business acquisitions. During the first nine months of fiscal year 2021, we used $3.4 million for a business acquisition.

Financing Activities:

During the first nine months of fiscal year 2022, $22.8 million was borrowed from our revolving line of credit and $1.4 million in cash was generated from the issuance of common stock. In addition, we used $1.6 million for scheduled repayments of our term loan and $5.6 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2022, which is shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

During the first nine months of fiscal year 2021, $0.6 million in cash was generated from the issuance of our common stock. In addition, we repaid $4.5 million of our revolving credit facility, we used $1.5 million for scheduled repayments of our term loan and used $1.3 million for the “net” award of certain share awards to cover tax-withholding obligations for share award and stock option activity in fiscal year 2021, which is shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

OUTLOOK

For the fourth quarter of fiscal year 2022, which is historically the strongest quarter of our fiscal year due to the seasonality of our Service business, we expect Service revenue growth to be in the high-teens. We expect Service gross margin in the fourth quarter of fiscal year 2022 to be in the range of 35% as we expect to benefit from a seasonally higher level of volume. Distribution revenue is expected to grow in the high single-digits in the fourth quarter of fiscal year 2022. Total operating expenses in the fourth quarter of fiscal year 2022 are expected to increase approximately $0.5 million sequentially from the third quarter and will include expenses associated with our recent acquisition of Tangent Labs, LLC.

We expect our income tax rate to range between 14% and 15% for full fiscal year 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of December 25, 2021, $80.0 million was available under our revolving credit facility, of which $31.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of December 25, 2021, $9.1 million was outstanding on the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first nine months of fiscal year 2022 for our revolving credit facility ranged from 1.0% to 2.2%. Interest on outstanding borrowings on the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% over the term of the loan for subsequent periods. On December 25, 2021, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first nine months of fiscal years 2022 and 2021 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies and the U.S. and Euro currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of less than $0.1 million during the first nine months of fiscal year 2022 and a gain of $0.1 million during the first nine months of fiscal year 2021, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 25, 2021, we had a foreign exchange contract, which matured in January 2022, outstanding in the notional amount of $2.6 million. The foreign exchange contract was renewed in January 2022 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third fiscal quarter of fiscal year 2022) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

10.1*	Membership Unit Purchase Agreement, dated as of December 31, 2021, by and among Transcat, Inc., Kevin M. Broderick and Andrea Broderick

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*         Filed herewith

**       Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: February 2, 2022	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: February 2, 2022	/s/ Mark A. Doheny
Mark A. Doheny
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)