Form 10-K
period 2022-03-26
TRANSCAT INC
filed 2022-06-09
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

______________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 26, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 24, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $455.9 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 24, 2021, as reported on the Nasdaq Global Market.

The number of shares of common stock of the registrant outstanding as of June 2, 2022 was 7,545,954.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 7, 2022 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

EXPLANATORY NOTE

The registrant was previously a smaller reporting company under applicable Securities and Exchange Commission rules and regulations. As of the September 24, 2021 determination date, the registrant no longer qualifies as a smaller reporting company. However, the registrant is not required to reflect the change in its smaller reporting company status or comply with the non-scaled disclosure obligations until the registrant’s first quarterly report on Form 10-Q for the three-month period ending June 25, 2022. In accordance with applicable rules, the registrant is permitted to use the scaled disclosure requirements applicable to smaller reporting companies in this Annual Report on Form 10-K and has elected to do so.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “seek,” “strategy,” “target,” “intends,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business , the impact of the COVID-19 pandemic, inflationary impacts, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other regulated and industrial manufacturing industries, tariffs and trade relations, any impairment of our goodwill or intangible assets, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, supply chain delays or disruptions, the risks related to current and future indebtedness, risks related to our intellectual property, the relatively low trading volume of our common stock, foreign currency rate fluctuations, adverse weather events or other catastrophes or natural disasters, changes in tax rates, and changes in accounting standards, legal requirements and listing standards. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Transcat, Inc. (“Transcat”, the “Company,” “we” or “us”) is a leading provider of accredited calibration services, enterprise asset management services, and value-added distributor of professional grade handheld test, measurement and control instrumentation. We are focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include FAA-regulated businesses, including aerospace and defense industrial manufacturing; energy and utilities, including oil and gas and alternative energy; and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

We conduct our business through two operating segments: service (“Service”) and distribution (“Distribution”). See Note 7 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers in each segment, retaining existing customers and cross-selling to customers to increase our total revenue. We serve approximately 30,000 customers through our Service and Distribution segments, with approximately 20% to 25% of those customers transacting with us through both of our business segments.

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® and our online customer portal, C3®. Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic onsite services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year ended March 26, 2022 (“fiscal year 2022”), we operated twenty-four calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, and Canada. We also serve our customers onsite at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations that we refer to as “client-based labs,” where we provide calibration services, and in some cases other related services, exclusively for the customer and where we reside and work every day. We also have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

Through the Company’s acquisition strategy, we have been focused on building out our Services segment by entering adjacent and complimentary markets. This has been demonstrated by the acquisition of Tangent Labs, LLC, Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management) which owns all of the issued and outstanding capital stock of its U.S. based subsidiary, Cal OpEx Inc., a Delaware corporation (collectively, “NEXA”), and Upstate Metrology Inc. in fiscal year 2022 and the acquisitions of BioTek Services, Inc. in our fiscal year ended March 27, 2021 (“fiscal year 2021”), and the acquisition of TTE Laboratories, Inc. in our fiscal year ended March 28, 2020 (“fiscal year 2020”).

NEXA provides asset management services to the biopharmaceutical industry by leveraging its six service tracks: (i) calibration, (ii) maintenance and spare, (iii) reliability, (iv) computerized maintenance management systems solutions (“CMMS”), (v) quality and compliance, and (vi) validation. By delivering these services, NEXA is able to provide unique value to their end customers in managing their asset portfolios, avoiding asset downtime and helping to accelerate delivery of their life changing products to market, ultimately driving significant cost savings and improved reliability. This NEXA suite of services, combined with the existing Transcat service offerings, provides a very comprehensive and robust value proposition to existing and new customers, which allows us to manage the complexity that is tied to doing business in these highly regulated industries.

TTE Laboratories, Inc. and BioTek Services, Inc. provided Transcat entry into pipette calibration, repair, refurbishment or replacement, calibration management and user training, by enabling both in lab and on-site services to life sciences and other regulated industry customers. TTE Laboratories, Inc. also provided Transcat with an opportunity to strengthen its Distribution sales platform with incremental product sales through their growing e-commerce website, www.pipettes.com

All of our Calibration Service Centers have obtained ISO/IEC 17025:2017 scopes of accreditation. Our accreditations are the cornerstone of our quality program, which we believe is among the best in the industry. Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in life science and other regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service, regardless of which of our service centers completes the service.

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

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, our proprietary asset management system, CalTrak®, and our online customer portal, C3®. In our fiscal year 2021 and in fiscal year 2022, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

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

OUR STRATEGY

Our two operating segments are highly complementary in that their offerings are of value to customers within the same industries. Our strategy is to leverage the complementary nature of our operating segments in ways that add value for all customers who select Transcat as their source for test and measurement equipment and/or calibration and laboratory instrument services. We strive to differentiate ourselves within the markets we serve and build barriers to competitive entry by offering a broad range of products and services and by integrating these solutions in a value-added manner to benefit our customers’ operations.

During fiscal year 2022, we renewed our commitment to capital, people and leadership investments, advancing our “Operational Excellence” initiative. This initiative is resulting in increased productivity and operational efficiency and further differentiation from our competitors as we leverage technology, automation, and process improvements to enhance our effectiveness and our customers’ experiences. We also implemented Transcat University’s build-a-tech program. This program attracts fresh talent to the organization and provides training and career advancement opportunities for our existing employees. Our Operational Excellence initiative is a multi-year, ever-evolving program designed to create an infrastructure that supports our strategic goals over a longer timeframe.

Within the Service segment, our strategy is to drive double-digit revenue growth through both organic expansion and acquisitions. We have adopted an integrated sales model to drive sales and capitalize on the cross-selling opportunities between our two segments, especially leveraging our Distribution relationships to develop new Service relationships. We leverage these relationships with our unique value proposition which resonates strongly with customers who rely on accredited calibration services and/or laboratory instrument services to maintain the integrity of their processes and/or meet the demands of regulated business environments. Our customer base values our superior quality programs and requires precise measurement capability in their processes to minimize risk, waste and defects. We execute this strategy by leveraging our quality programs, metrology expertise, geographical footprint, qualified technicians, breadth of capabilities, and tailored service delivery options. Together, this allows us to meet the most rigorous quality demands of our most highly regulated customers while simultaneously being nimble enough to meet their business needs.

We expect to continue to grow our Service business organically by taking market share from other third-party providers and original equipment manufacturers (“OEMs”), as well as by targeting the outsourcing of in-house calibration labs as multi-year client-based lab contracts. We believe an important element in taking market share is our ability to expand into new technical capabilities and adjacent service solutions that are in demand by our current and target customer base.

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

Our Distribution segment strategy is to be the premier distributor and rental source of leading test and measurement equipment while also providing cross-selling opportunities for our Service segment.  Through our vendor relationships we have access to more than 150,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat.  In addition to offering pre-shipment value-added services, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We continuously evaluate our offerings to add new in-demand vendors or products, or remove less relevant vendors and products. Our equipment rental business continues to be a strong growth segment for us and helps support our distribution and service segment growth strategies. Having new, used and rental equipment further differentiates us from our Service segment competitors.

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

As part of our growth strategy, we completed three acquisitions during our fiscal year 2022 and one business acquisition during our fiscal year 2021:

●	Effective December 31, 2021, Transcat purchased all of the outstanding membership units of Tangent Labs, LLC, a privately-held company (“Tangent”). Tangent provides in-house and on-site calibrations of precision measurement and control instrumentation to customers in the life science, aerospace and other regulated industries, and has lab locations in Indianapolis, Indiana and Huntsville, Alabama.
●	Effective August 31, 2021, Transcat purchased all of the outstanding capital stock of NEXA. NEXA provides calibration optimization and other technical solutions to improve asset and reliability management programs to pharmaceutical, biotechnology, and medical device companies worldwide.
●	Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology Inc. (“Upstate Metrology”), a New York based provider of calibration services.
●	Effective December 16, 2020, Transcat acquired substantially all of the assets of BioTek Services, Inc. (“BioTek”), a Virginia based provider of pipette calibration services.

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service capabilities and expertise and leverage our infrastructure. The table below illustrates the strategic drivers for the acquisitions described above:

	Geographic Expansion	Increased Capabilities	Leveraged Infrastructure
Tangent	✓		✓
NEXA	✓	✓
Upstate Metrology			✓
BioTek		✓	✓

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

The need for calibration is often driven by regulation, which identifies a requirement for quality calibration and laboratory instrument services as a critical component of a company’s business operation. We specifically target industries and companies that are regulated by the U.S. FDA, FAA or other regulatory bodies. As a result of the various levels of regulation within our target industries, our customers’ calibration and laboratory instrument service sourcing decisions are generally made based on the provider’s quality systems, accreditation, reliability, trust, customer service and documentation of services. To maintain our competitive position in this segment, we maintain internationally recognized third-party accredited quality systems, further detailed in the section entitled “Service Quality” below, and provide our customers with access to proprietary asset management software solutions, which offer tools to manage their internal calibration programs and provide them with visibility to their service records.

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and customer-owned instruments. We perform approximately 800,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 13% to 15% of our Service segment revenue, we believe the management of these items is highly valued by our customers and providing this service has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets. We regularly review outsourced services to identify opportunities for in-house capability expansion.

Continuous Improvement. NEXA provides technical, consulting, and staffing solutions in the US, Canada, Ireland, Europe, and Asia Pacific to improve asset management programs for our most highly-regulated customers, especially those in the pharmaceutical, biotechnology, and medical device industries. NEXA offers six service tracks that support the creation or optimization of our client’s enterprise asset management program. Whether a facility is in preconstruction, operational or decommissioning stage, NEXA’s experienced teams can deliver results in all phases of the asset lifecycle. NEXA’s full suite of services or combination solutions are customizable to meet our customer’s unique needs.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

●	We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
	●	in-house services: services are performed at one of our twenty-four Calibration Service Centers (often accompanied by pick-up and delivery services);
	●	periodic onsite services: Transcat technicians travel to a customer’s location, including aboard vessels docked at shipyards, and provide bench-top or in-line calibration or laboratory services on predetermined service cycles;
	●	client-based-laboratory services: Transcat establishes and manages a calibration service program within a customer’s facility; and
	●	mobile calibration services: services are completed on a customer’s property within one of our mobile calibration units.

●	For companies that maintain an internal calibration operation, we can provide:
	●	calibration of their primary calibration assets, also called “standards”; and
	●	overflow capability, either onsite or at one of our Calibration Service Centers, during periods of high demand.

●	Enterprise Asset Management
	●	Calibration – criticality risk assessment; calibration interval analysis; calibration plans/task lists; planning and scheduling.
	●	Maintenance and Spares – PM optimization; spares/BOM management; PM plans/task lists; planning and scheduling.
	●	Reliability – asset criticality assessments; asset hierarchy development; PdM plans/task lists; FMECA/RCA.
	●	CMMS – implementation and migration; data optimization; business intelligence; CMMS KPIs/reporting.
	●	Quality and Compliance – technical writing; compliance audits; remediation; compliance management.
	●	Validation – validation master plan; confidence assessment model; validation interval analysis; validation method/process optimization.

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

Service Competition. The calibration services industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited OEMs to non-accredited sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. A large percentage of calibration companies are small businesses that generally do not have a range of capabilities as broad as ours. There are also several companies with whom we compete that have national or regional operations.

We differentiate ourselves from our competitors by demonstrating our commitment to quality, expanding upon the largest 17025 scope of accreditation and calibration capabilities of any commercial calibration laboratory that are tailored to the markets we serve, leveraging a geographical footprint that spans North America and Puerto Rico providing a comprehensive suite of services that spans many disciplines and hundreds of manufacturers which is not limited to certain product lines or brands. Our unique ability to bundle our products with our compliance and calibration services also provides a high level of differentiation from our competitors. As one of the only North American compliance and calibration service providers who also distributes product, our customers can seamlessly replace instruments that cannot be calibrated or are otherwise deemed to be at end of life. Our close knowledge of the products we distribute also allows our service staff to consult and advise customers on what products are best suited for their in-house calibration needs. We also believe that our proprietary software is a key differentiator from our competitors. CalTrak® and C3® are utilized by our customers in an integrated manner, providing a competitive barrier as customers realize synergies and efficiencies as a result of this integration.

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

We believe that a customer chooses a distributor based on a number of different criteria, including product availability, price, ease of doing business, timely delivery and accuracy of orders, consistent product quality, technical competence of the representative serving them and availability of value-added services. The decision to buy is generally made by plant engineers, quality managers, or their purchasing personnel, and products are typically obtained from one or more distributors as replacements, upgrades, or for expansion of manufacturing and research and development facilities. As a result, sales to Distribution customers are somewhat unpredictable and potentially non-recurring. Our online presence, including our website and e-newsletters, master catalog, supplemental mailings, and other sales and marketing activities are designed to create interest and maintain a constant presence in front of our customers to ensure we receive the order when they are ready to purchase.

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

We continue to focus on higher margin channels such as rentals to bolster profitability in the Distribution segment. To remain competitive, we are focusing on brand consolidation along with inventory investments to support our overall strategy of being a value-added distributor that supports our customers and Service segment. Additional areas of focus include consumable products within the life science market which is intended to offset competitive pressures in our legacy distribution business.

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

Online distributors, including Amazon which typically sells lower price-point products, have become prominent competitors for sales of handheld test and measurement equipment, competing primarily on price. While online competitors lack the value-added services we offer in our Distribution segment, they have been successful in capturing some market share in the worldwide market for test and measurement instruments. To stay ahead of growing competition from these online distributors and in keeping with the general trend of increased use of e-commerce, we continue to invest in our digital platform including a well-indexed website with improved design and functionality. In addition, we have diversified our offerings by expanding the brands and product lines that we offer and adding higher gross margin equipment rentals and used equipment sales, which we believe makes Transcat unique among our competitors.

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high-quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 500 suppliers of brand name and private-labeled equipment.  In fiscal year 2022, our top 10 vendors accounted for approximately 64% of our aggregate Distribution sales.  In fiscal year 2022, the COVID-19 pandemic impacted the supply of products from our vendors resulting in increased lead times and an increase in our backlog.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers, whose individual purchases vary in size. We can usually ship our top selling products to our customers the same day they are ordered.

Distribution Vendor Rebates. We have agreements with certain product vendors that provide for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales.  Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter.  Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. Rebates had been cut significantly in fiscal year 2021 as our vendors implemented cost cutting measures in response to the COVID-19 pandemic. During fiscal year 2022, our Distribution sales were high enough that we saw an increase in the rebates offered by our vendors. The Company recorded vendor rebates of $1.0 million and $0.7 million in fiscal years 2022 and 2021, respectively, as a reduction of cost of distribution sales.

Distribution Operations. Our Distribution operations primarily take place at our 48,500 square-foot facility in Rochester, New York which includes 17,000 square feet of warehouse space. The Rochester location also serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. We also have two smaller warehouse facilities. Our Wisconsin warehouse fulfills orders for certain large industrial scales and our Houston, Texas warehouse fulfills orders for used equipment and rental equipment. In fiscal year 2022, we shipped approximately 30,000 product orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $7.7 million and $6.3 million as of March 26, 2022 and March 27, 2021, respectively.

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

INFORMATION REGARDING EXPORT SALES

In each of fiscal years 2022 and 2021, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2022, approximately 8% were denominated in U.S. dollars, 81% were denominated in Canadian dollars and 11% were denominated in Euros. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

INTELLECTUAL PROPERTY

We have federally registered trademarks for Transcat®, CalTrak®, C3® and Procision® which we consider to be of material importance to our business. The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our CalTrak® trademark is also registered in Canada for one class with the Canada Intellectual Property Office and in Puerto Rico.  Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

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

FISCAL YEAR

We operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2022 and fiscal year 2021 both consisted of 52 weeks. Fiscal year 2023 which ends on March 25, 2023 (“fiscal year 2023”) will also have 52 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

HUMAN CAPITAL MANAGEMENT

As of March 26, 2022, we had 918 employees, of which 812 were employed in the United States and 106 were employed outside of the United States. None of our employees are covered by collective bargaining agreements or work councils. Overall, we consider our employee relations to be good. Our culture is important to the overall success of the Company.

Health and Safety The health and safety of our employees is of utmost importance to us. We conduct regular self-assessments and audits to ensure compliance with our health and safety guidelines and regulatory requirements. Our ultimate goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety programs. We provide protective gear (e.g., eye protection, masks, and gloves) as required by applicable standards and as appropriate given employee job duties. Additionally, in response to the COVID-19 pandemic, we invested heavily in safety measures and other initiatives to help ensure the health of our employees.

Hiring Practices We recruit the best people for the job without regard to race, ethnicity, gender, sexual orientation or any other protected status. It is our policy to comply fully with all domestic, foreign and local non-discrimination employment laws.

Diversity and Inclusion Recognizing and respecting our employees’ backgrounds and experiences, and our international presence, we strive to maintain a diverse workforce and inclusive work environment everywhere we operate. Our diversity and inclusion principles are also reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

In addition, to support our employees’ mental health and emotional well-being, all employees and their dependents worldwide have access to an Employee Assistance Program ("EAP"), at no cost to them. This includes access to visits with mental health care providers.

Compensation and Benefits Our compensation and benefits program is designed to attract and reward individuals who demonstrate the ability to support and advance our operational and strategic goals and create long-term value for our shareholders.

We provide employees with compensation packages that include base salary and may also include annual incentive bonuses and/or long-term incentive awards, depending upon the employee’s position. We believe that a compensation program with both short-term and long-term incentive awards provides fair and competitive compensation and aligns employee and shareholder interests. In addition to cash and equity compensation, we also offer employees benefits such as life and health (medical, dental and vision) insurance, paid time off, paid parental leave, and a 401(k) plan.

In response to the COVID-19 pandemic, we implemented significant changes that we determined were in the best interest of our employees as well as the communities in which we operate. This includes having the vast majority of our corporate employees work from home while also implementing a number of safety measures for employees continuing critical onsite work. Employees in our Calibration Service Centers were given additional paid time off as well as incremental pay if they were required to work offsite at a customer location.

AVAILABLE INFORMATION

We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our filings with the SEC are available on the SEC’s website at www.sec.gov. We also maintain a website at www.transcat.com. We make available, free of charge, in the Investor Relations section of our website, documents we file with or furnish to the SEC, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports. We make this information available as soon as reasonably practicable after we electronically file such materials with, or furnish such information to, the SEC. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Copies of such documents are available in print at no charge to any shareholder who makes a request. Such requests should be made to our corporate secretary at our corporate headquarters, 35 Vantage Point Drive, Rochester, New York 14624.

ITEM 1A. RISK FACTORS

You should carefully consider the following risks and all other information included in this report. The risks and uncertainties described below and elsewhere in this report are not the only ones facing our business. If any of the following risks were to actually occur, our business, financial condition or results of operations would likely suffer.

Macroeconomic and Business Risks

Adverse changes in general economic conditions, including from the impact of the COVID-19 pandemic, or uncertainty about future economic conditions could materially and adversely affect us. We are subject to the risks arising from adverse changes in general economic market conditions, including the negative impact to the U.S. and global economy from the COVID-19 pandemic or other global health situation, inflation, and any recessionary impacts. Uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay the purchase of necessary services or test and measurement instruments. Poor economic conditions could harm our business, financial condition, operating results and cash flows.

The COVID-19 pandemic has negatively affected the U.S. and global economies, disrupted global supply chains, resulted in significant travel and transport restrictions, and created significant disruption of the financial markets. While the COVID-19 pandemic did not have a material adverse effect on our reported results for fiscal year 2022, we continue to closely monitor the impact of the COVID-19 pandemic and emerging variants on all aspects of our business, including the impact to our customers, employees and supply chain. The health of our workforce, customers and communities continues to be of primary concern and we have taken, and may take in the future, actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and others. These actions have required, and may continue to require, expenditures of significant time, attention and resources to manage the effects of the pandemic on our business and workforce. The extent to which our operations may be impacted by the COVID-19 pandemic or any global health situation will depend largely on future developments which are highly uncertain and we are unable to predict the ultimate impact that it may have on our business, future results of operations, financial position or cash flows. Even while government restrictions and responses to the COVID-19 pandemic have lessened, we may experience materially adverse impacts to our business due to any resulting supply chain disruptions, economic recession or depression. Furthermore, the impacts of a potential worsening of global economic conditions and the continued disruptions to and volatility in the financial markets remain unknown. Our management team has, and will likely continue to, spend significant time, attention and resources monitoring the COVID-19 pandemic and seeking to manage its effects on our business and workforce.

The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this section, any of which could have a material adverse effect on us. This pandemic is still ongoing and additional impacts may arise that we are not aware of currently.

The COVID-19 pandemic may significantly disrupt our workforce and internal operations. The COVID-19 pandemic may significantly disrupt our workforce if a significant percentage of our employees are unable to work due to illness, quarantines, government actions, facility closures in response to the pandemic, or fear of acquiring COVID-19 while performing essential business functions. During the fourth quarter of fiscal year 2022, we experienced a higher than usual rate of employee absenteeism related to COVID-19, which resulted in additional employee related costs which, in turn, impacted our operational costs. We cannot predict the extent to which the COVID-19 pandemic may disrupt our workforce and internal operations and we cannot guarantee that we will be able to adequately staff our operations when needed.

Rising inflation may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock. Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, and strong consumer demand as economies continue to reopen from restrictions related to the COVID-19 pandemic. An inflationary environment can increase our cost of labor as well as our energy and other operating costs which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock.

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

Volatility in the oil and gas industry has had, in the past, and could have in the future, a negative impact on our operating results. A portion of our products and services customer base is directly or indirectly related to the oil and gas industry. As a result, demand for some of our products is dependent on the level of expenditures by the oil and gas industry. In addition to the more significant impact on our Distribution segment, an extended downturn in the oil and gas industry or continued volatility in oil and gas prices, including as a result of any global hostilities, could impact customers’ demand for some of our services (generally excluding life sciences, our largest industry customer sector), which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Tariffs imposed by the U.S. and those imposed in response by other countries, as well as rapidly changing trade relations, could have a material adverse effect on our business and results of operations. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. In response, some foreign governments have proposed or implemented their own tariffs on certain products, increasing our costs of doing business. If we are unable to recover these costs, our profit margins may be negatively impacted. In the event of diminished trade relations between the U.S. and other countries, as well as any escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

Any impairment of goodwill or intangible assets could negatively impact our results of operations. Our goodwill and intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written-off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business that will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition.

Operational Risks

Cybersecurity incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition. We rely extensively on information technology (“IT”) systems, some of which are provided by third parties, to support our business activities, including for orders and the storage, processing and transmission of our electronic, business-related, information assets used in or necessary to conduct business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. Some of our office personnel work in remote environments which may exacerbate various cybersecurity risks to our business, including an increased risk of phishing and other social engineering attacks, and an increased risk of unauthorized dissemination of sensitive personal, proprietary or other confidential information. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures known as advanced persistent threats. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data or proprietary information and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, compromised employee, customer, or third-party information, litigation with third parties, regulatory actions, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our business and results of operations. We maintain insurance intended to cover certain cybersecurity events, but such insurance may not cover all risks and losses that we experience. In addition, the laws and regulations governing security of data on IT systems and otherwise held by companies is evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect IT systems and data and complying with new cybersecurity regulations.

If we experience a significant disruption in, or breach in security of, our IT systems, or if we fail to implement new systems and software successfully, our business could be adversely affected. Our IT systems may be susceptible to damage, disruptions or shutdowns due to power outages, hardware failures, telecommunication failures, user errors, catastrophes or other unforeseen events. Our IT systems also may experience interruptions, delays or cessations of service or produce errors in connection with system integration, software upgrades or system migration work that takes place from time to time. In addition, technology resources may be strained due to our remote users. If we were to experience a prolonged system disruption in the IT systems that involve our interactions with customers or suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

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

If we do not effectively compete in the rental test and measurement equipment market, our operating results may be adversely affected. We compete in the rental market on the basis of a number of factors, including equipment availability, price, service and reliability. Some of our competitors may offer similar equipment for rent at lower prices and may offer more extensive servicing, or financing options. In addition, if the supply of rental equipment available on the market significantly increases, demand for and pricing of our rental products could be adversely impacted lowering our gross margins on rentals. Further, customers confronting competing budget priorities and more limited resources could lead to less demand for rental equipment and increased pressure on pricing. Failure to adequately forecast the adoption of and demand for equipment may cause us not to meet our customers’ rental equipment requirements and may adversely affect our operating results.

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

A change in vendor rebate programs could adversely affect our gross margins and results of operations. The terms on which we purchase products from certain of our suppliers entitle us to receive a rebate based on the volume of our purchases. These rebates effectively reduce our costs for products. During fiscal year 2022, we saw a number of our vendors continue to reduce the rebates offered to us as a result of current economic conditions. If suppliers adversely change the terms of some or all of these programs, the changes may lower our gross margins on products we sell and may have an adverse effect on our operating results.

We depend on manufacturers to supply inventory to our Distribution segment and if our vendors fail to provide desired products to us, increase prices, or fail to timely deliver products, or if supply chain delays, interruptions, or product shortages occur, our revenue and gross profit could suffer. Similar to other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins, and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery. In addition, we may be adversely impacted by disruptions within our supply chain network. Such disruptions may result from weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor and truck drivers, shipping capacity constraints, military conflicts, acts of terrorism, public health issues (including pandemics or quarantines), civil unrest or other factors beyond our control. For example, in fiscal year 2022, our supply chains have been and may continue to be negatively impacted by the COVID-19 pandemic and general economic factors such as rising inflation. When shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows, as well as our ability to benefit from ongoing supply chain initiatives.

Due to current global supply chain disruptions, we may experience increased difficulties in obtaining products at stable pricing levels. As a result, we may need to restructure or change some of our product lines in the future. We cannot provide any assurance that particular products, or product lines, will be available to us, or available in quantities sufficient to meet customer demand. If we are unable to enter into and maintain satisfactory distribution arrangements with leading manufacturers, if we are unable to maintain an adequate supply of products, or if manufacturers do not regularly invest in, introduce to us, and/or make new products available to us for distribution, our Distribution segment sales could suffer materially. This is of particular significance to our Distribution segment business because the products we sell are often only available from one source. Any limits to product access could materially and adversely affect our Distribution segment business.

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 26, 2022, we owed $48.5 million to our secured creditor, a commercial bank, including $8.5 million borrowed under a $15.0 million term loan to fund acquisitions and provide additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar and the Euro. During fiscal years 2022 and 2021, less than 10% of our total revenues were denominated in Canadian dollars and Euros. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar and the Euro impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal year 2022, the value of the U.S. dollar relative to one Canadian dollar and to one Euro ranged from 1.20 to 1.29 and from 0.81 to 0.92, respectively.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. However, this strategy does not eliminate our exposure. If there is a significant or prolonged downturn in the Canadian dollar or the Euro, it could have an adverse impact on our business and financial condition.

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

Risks Related to Acquisitions

We may not successfully integrate business acquisitions. We completed three acquisitions during fiscal year 2022 and one acquisition during fiscal year 2021. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration involves many challenges, including:

●	The difficulty of integrating acquired operations and personnel with our existing operations;
●	The difficulty of developing and marketing new products and services;
●	The diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
●	Our exposure to unforeseen liabilities of acquired companies; and
●	The loss of key employees of an acquired operation.

In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:

●	Charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
●	Contingent consideration payments;
●	Interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
●	Any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current shareholders.

If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing of any future acquisitions could result in shareholder dilution and/or increase our leverage. Business acquisitions are an important part of our growth strategy. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If economic downturns or other matters of national or global concern continue for an extensive period of time or recur, our ability to pursue and consummate potential acquisitions could be materially adversely affected. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our stockholders’ ownership, or we may incur additional debt, which could increase our leverage and our risk of default under our existing credit facility. If we fail to successfully acquire businesses, our growth and results of operations could be adversely affected.

Risks Related to our Stock

Our stock price may be volatile. The stock market, from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. Our stock may be affected by market volatility and by our own performance. The following factors, among others, may have a significant effect on the market price of our common stock:

●	The impact of the COVID-19 pandemic;
●	Developments in our relationships with current or future manufacturers of products we distribute;
●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Litigation or governmental proceedings or announcements involving us or our industry;
●	Economic and other external factors, such as inflation, recession, disasters or other national or global crises;
●	Sales of our common stock or other securities in the open market;
●	Repurchases of our common stock on the open market or in privately-negotiated transactions;
●	Period-to-period fluctuations in our operating results; and
●	Our ability to satisfy our debt obligations.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume of approximately 35,000 shares a day. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

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

Regulatory Risks

Tax rates applicable to us may change. Tax legislation initiatives could adversely affect our net earnings and tax liabilities. We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be enacted that could adversely affect our tax positions. Tax laws and regulations are extremely complex and subject to varying interpretations. The

Tax Cuts and Jobs Act of 2017 (the “Tax Act”) made broad and complex changes to the U.S. tax code, including, but not limited to reducing the Federal corporate income tax rate from 35% to 21%. Any additional modifications to key aspects of the tax code could materially affect our tax obligations and negatively impact our effective tax rate. Although we believe that our tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table presents the leased and owned properties that are material to our business as of March 26, 2022:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	48,500
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,500
Calibration Service Center, Rental and Used Equipment Distribution Center	Houston, TX	22,300
Calibration Service Center	Denver, CO	19,400
Calibration Service Center	Los Angeles, CA	18,200
Calibration Service Center	Toronto, ON	16,900
Calibration Service Center	Philadelphia, PA	14,000
Calibration Service Center	Dayton, OH	10,500
Calibration Service Center	Boston, MA	8,900
Calibration Service Center	Indianapolis, IN	7,600
Calibration Service Center	Portland, OR	7,000
Calibration Service Center	Hopkinton, MA	6,100
Calibration Service Center	St. Louis, MO	5,600
Calibration Service Center	San Diego, CA	5,500
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Chesapeake, VA	4,600
Calibration Service Center	Phoenix, AZ	4,200
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Henrico, VA	3,600
Calibration Service Center	Ft. Wayne, IN	3,600
Calibration Service Center	San Juan, PR	1,600
Calibration Service Center	Decatur, AL	1,700
Mobile Service Unit and Offices	Pittsburgh, PA	6,300
United Scale & Engineering:
Calibration Service Center and Warehouse	Milwaukee WI	16,000
Calibration Service Center and Warehouse	Madison, WI	6,000
Calibration Service Center	Green Bay, WI	3,300
Spectrum Technologies Inc. (“STI”):
Calibration Service Center and Warehouse	Paxinos, PA	14,500

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “TRNS”. As of June 1, 2022, we had approximately 475 shareholders of record.

DIVIDENDS

Our credit agreement, as amended, limits our ability to pay cash dividends to $3.0 million in any fiscal year. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and analysis includes forward looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this annual report. See the discussion under “Forward Looking Statements” beginning on page 1 of this annual report

OVERVIEW

Operational Overview. We are a leading provider of accredited calibration services, enterprise asset management services, and value-added distributor of professional grade handheld test, measurement and control instrumentation.

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2022 with its 52nd consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as acquisitions over those 52 quarters. The business acquisitions that we made have been heavily focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies.

Our Service segment revenue growth was 20.5% for fiscal year 2022 from fiscal year 2021, and included a combination of organic growth and acquisition related revenue. The Service segment gross margin increased by 160 basis points. Service segment gross profit and gross margin increases were primarily due to operating leverage on our fixed cost base, accretive margins from recent acquisitions and continued strong technician productivity.

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

In fiscal year 2022, Distribution segment sales increased by 15.1%. This increase in sales was due to increased orders in fiscal year 2022 and an easier comparison to fiscal year 2021, which was adversely impacted by the COVID-19 pandemic. In fiscal year 2021, Distribution sales decreased by 10.0% and were impacted by the COVID-19 pandemic, with reduced demand from oil and gas related businesses and most other industrial manufacturing sectors.

The Distribution segment gross margin in fiscal year 2022 increased by 210 basis points. The increase in segment gross margin was primarily due to a favorable mix of products sold, strong demand for our higher-margin rentals business and an increase in cooperative advertising and rebate programs. These programs had been reduced in fiscal year 2021 as certain vendors reduced these programs to lower their costs in response to the COVID-19 pandemic.

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

Financial Overview. In evaluating our results for fiscal year 2022, investors should consider that we operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal years 2022 and 2021 each consisted of 52 weeks.

Management's discussion and analysis of financial condition and results of operations for the fiscal year ended March 26, 2022 omits a comparative discussion regarding the fiscal year ended March 28, 2020. Such information is located in Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended March 27, 2021.

Total revenue for fiscal year 2022 was $205.0 million. This represented an increase of $31.6 million or 18.2% versus total revenue of $173.3 million for fiscal year 2021. Total revenue increased due to increases in both Service revenue and Distribution sales increases.

Service revenue was $122.0 million in fiscal year 2022, an increase of $20.7 million or 20.5%. Service revenue accounted for 59.5% of our total revenue during fiscal year 2022. Of our Service revenue in fiscal year 2022, 84.0%

was generated by our Calibration Service Centers and enterprise asset management services while 14.5% was generated through subcontracted third-party vendors, compared with 83.6% and 14.9%, respectively, in fiscal year 2021. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales increased 15.1% to $83.0 million in fiscal year 2022. Distribution sales accounted for 40.5% of our total revenue in fiscal year 2022.

Sales to domestic customers comprised 93.4% of total Distribution sales in fiscal year 2022, while 5.6% were to Canadian customers and 1.0% were to customers in other international markets.

Total gross profit was $58.4 million in fiscal year 2022 compared to $46.1 million in fiscal year 2021, an increase of $12.3 million or 26.7%. Total gross margin was 28.5%, which is a 190 basis point increase versus fiscal year 2021. Service gross margin was 31.9% in fiscal year 2022 compared with 30.3% in fiscal year 2021, a 160 basis point increase. Distribution gross margin was 23.5% in fiscal year 2022 compared with 21.4% in fiscal year 2021, a 210 basis point increase. This increase in service gross margin in fiscal year 2022 was primarily due to operating leverage on our fixed cost base, accretive margins from recent acquisitions and continued strong technician productivity. The increase in distribution segment gross margin was primarily due to a favorable mix of products sold, strong demand for our higher-margin rentals business and an increase in cooperative advertising and rebate programs.

Operating expenses were $44.3 million, or 21.6% of total revenue, in fiscal year 2022 compared with $35.0 million, or 20.2% of total revenue, in fiscal year 2021. Operating income was $14.1 million, or 6.9% of total revenue, in fiscal year 2022 compared with $11.1 million, or 6.4% of total revenue, in fiscal year 2021. The year-over-year increase in selling, marketing and warehouse expenses was due to higher performance-based sales incentives and direct marketing costs. The year-over-year increase in general and administrative expenses was due to by incremental expenses from acquired businesses (including stock expense), increased intangibles amortization expense, investments in technology and our employee base to support future growth and one-time transaction expenses related to acquisitions that closed in the fiscal year.

Net income for fiscal year 2022 was $11.4 million compared with $7.8 million in fiscal year 2021, a $3.6 million increase. Diluted earnings per share for fiscal year 2022 was $1.50 compared with $1.03 for fiscal year 2021, a $0.47 per diluted share increase.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates. The preparation of our Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and the valuation of assets acquired, liabilities assumed and consideration transferred in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, our accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of our Consolidated Financial Statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as our operating environment changes. Our estimates are evaluated on an ongoing basis and are drawn from historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to our Consolidated Financial Statements.

The following items in our Consolidated Financial Statements require significant estimation or judgment:

Accounts Receivable. Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for doubtful accounts and returns in the Consolidated Balance Sheets. The allowance for doubtful accounts is based upon the expected collectability of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for doubtful accounts. A returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenues and/or the historical rate of returns. Management believes that the allowances are appropriate to cover anticipated losses under current conditions. However, unexpected changes or deterioration in economic conditions could materially change these expectations.

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

Business Acquisitions. We apply the acquisition method of accounting for business acquisitions. Under the acquisition method, identifiable assets acquired, liabilities assumed and consideration transferred are measured at their acquisition-date fair value. We use a valuation hierarchy to determine the fair values used. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are recorded as incurred in our Consolidated Statement of Income.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 26, 2022, we had $65.1 million of recorded goodwill.

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

We test goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of each fiscal year or immediately if conditions indicate that such impairment could exist. We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a segment has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors.

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Based on the results of our qualitative impairment testing reviews, we have determined that it was more likely than not that the fair values exceeded the carrying values of goodwill and there were no impairments as of each of March 26, 2022 and March 27, 2021.

Income Taxes. We record deferred income taxes for the effects of timing differences between financial and tax reporting. These differences relate primarily to accrued expenses, bad debt reserves, inventory reserves, operating leases, goodwill and intangible assets, depreciation and amortization and stock-based compensation. We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction, various states, Canada and Ireland. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. If a loss is determined to be probable as a result of an audit, an accrual is established.

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

Stock-Based Compensation. We measure the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company uses the Black-Scholes option pricing model to estimate the fair value of stock options granted. The application of this pricing model involves assumptions that require judgment and are sensitive in the determination of compensation expense. The fair market value of our common stock on the date of each option grant is determined based on the most recent closing price on our primary trading stock exchange, currently the NASDAQ Global Market.

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

We grant timed-based and performance-based restricted stock units as a component of executive and key employee compensation. These restricted stock units are either time vested or vest following the third fiscal year from the date of grant subject to cumulative diluted earnings per share growth targets over the eligible period. Compensation cost ultimately recognized for these restricted stock units will equal the grant-date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, we record compensation cost based on the expected level of achievement of the performance conditions. The expense relating to the time vested restricted stock units is recognized on a straight-line basis over the requisite service period for the entire award.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2022 and 2021, the components of our Consolidated Statements of Income.

	FY 2022	FY 2021
As a Percentage of Total Revenue:
Service Revenue	59.5%	58.4%
Distribution Sales	40.5%	41.6%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	31.9%	30.3%
Distribution Gross Profit	23.5%	21.4%
Total Gross Profit	28.5%	26.6%

Selling, Marketing and Warehouse Expenses	10.1%	10.2%
General and Administrative Expenses	11.5%	10.0%
Total Operating Expenses	21.6%	20.2%

Operating Income	6.9%	6.4%

Interest and Other Expenses, net	0.5%	0.6%

Income Before Provision for Income Taxes	6.4%	5.8%
Provision for Income Taxes	0.9%	1.3%
Net Income	5.6%	4.5%

FISCAL YEAR ENDED MARCH 26, 2022 COMPARED TO FISCAL YEAR ENDED MARCH 27, 2021 (dollars in thousands):

Revenue:

	For the Fiscal Years Ended
	March 26,	March 27,	Change
	2022	2021	$	%
Revenue:
Service	$122,005	$101,274	$20,731	20.5%
Distribution	82,954	72,061	10,893	15.1%
Total	$204,959	$173,335	$31,624	18.2%

Total revenue was $205.0 million in fiscal year 2022 compared to $173.3 million in fiscal year 2021, an increase of $31.6 million or 18.2%.

Service revenue, which accounted for 59.5% and 58.4% of our total revenue in fiscal years 2022 and 2021, respectively, increased $20.7 million, or 20.5% from fiscal year 2021 to fiscal year 2022. This year-over-year growth includes a combination of organic and acquisition-related revenue growth.

This year-over-year increase also reflected increased demand from the life sciences and other highly-regulated end markets and included $9.0 million of incremental revenue from acquisitions. Excluding acquired revenue of $9.0 million, the Service segment organic revenue increased by 11.6%.

Our fiscal years 2022 and 2021 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2022				FY 2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	19.6%	22.1%	20.4%	20.0%	15.8%	12.2%	4.5%	2.5%

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

The growth in fiscal year 2022 and fiscal year 2021 reflected both organic growth and acquisitions. The growth in Service segment revenue in the fourth quarter of fiscal year 2022 includes revenue from Tangent and NEXA. The growth in Service segment revenue in the third quarter of fiscal year 2022 includes revenue from NEXA. The growth in Service segment revenue during the third and fourth quarters of fiscal year 2021 includes revenue from BioTek and pipettes.com. The growth in Service segment revenue during the first and second quarters of fiscal year 2021 includes revenue from the pipettes.com acquisition.

The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2022 and 2021 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2022				FY 2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$122,005	116,315	110,854	105,864	101,274	$97,225	$94,624	$93,572
Service Revenue Growth	20.5%	19.5%	17.2%	13.1%	8.9%	5.4%	4.3%	7.4%

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

	FY 2022				FY 2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
In-House	85.4%	84.1%	83.2%	83.1%	83.6%	83.1%	83.7%	82.9%
Outsourced	13.1%	14.4%	15.3%	15.4%	14.9%	15.3%	14.7%	15.6%
Freight Billed to Customers	1.5%	1.5%	1.5%	1.5%	1.5%	1.6%	1.6%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 40.5% and 41.6% of our total revenue in fiscal years 2022 and 2021, respectively. Distribution sales increased $10.9 million, or 15.1% in fiscal year 2022 compared to fiscal year 2021. This increase in sales was due to increased orders in fiscal year 2022 and an easier comparison to fiscal year 2021, which was adversely impacted by the COVID-19 pandemic. The increase in sales in fiscal year 2022 were all organic. The change in fiscal year 2021 versus fiscal year 2020 reflected both organic and acquisition sales. Our fiscal years 2022 and 2021 Distribution sales growth (decline) in relation to prior fiscal year quarter comparisons were as follows:

	FY 2022				FY 2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	7.2%	7.2%	22.2%	27.0%	(4.6%)	(8.6%)	(6.6%)	(20.3%)

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Backorders are the total dollar value of orders received for which revenue has not yet been recognized. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Management uses pending product shipments and backorders as measures of our future business performance and financial performance within the distribution segment.

Our total pending product shipments increased $1.5 million, or 23.6%, at the end of fiscal year 2022 compared to the end of fiscal year 2021. Backorders at the end of fiscal year 2022 were $6.4 million, compared to $4.9 million at the end of fiscal year 2021. The year-over-year increase in pending product shipments was a result of the COVID-19 pandemic and its disruptive impact to the supply of products in fiscal year 2022 as well as overall increased demand.

The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2021 and 2020 and our historical trend of total pending product shipments:

	FY 2022				FY 2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$7,747	$8,854	$7,612	$8,173	$6,287	$5,533	$4,251	$3,890

% of Pending Product Shipments that were Backorders	83.2%	81.3%	78.1%	78.4%	77.6%	79.3%	76.6%	75.8%

Gross Profit:

	For the Fiscal Years Ended
	March 26,	March 27,	Change
	2022	2021	$	%
Gross Profit:
Service	$38,921	$30,695	$8,226	26.8%
Distribution	19,518	15,423	4,095	26.6%
Total	$58,439	$46,118	$12,321	26.7%

Total gross profit in fiscal year 2022 was $58.4 million compared to $46.1 million in fiscal year 2021, an increase of $12.3 million or 26.7%. As a percentage of total revenue, total gross margin was 28.5% in fiscal year 2022 compared to 26.6% in fiscal year 2021, a 190 basis point increase.

Service gross profit increased $8.2 million, or 26.8%, from fiscal year 2021 to fiscal year 2022. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. The mix of services provided to customers may also affect gross margins in any given period. Service gross margin increased by 160 basis points in fiscal year 2022 versus fiscal year 2021. This increase in service gross margin in fiscal year 2022 was primarily due to operating leverage on our fixed cost base, accretive margins from recent acquisitions and continued strong technician productivity.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2022				FY 2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	33.1%	29.7%	32.9%	31.8%	33.9%	27.9%	32.2%	26.4%

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates and cooperative advertising income we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. During fiscal year 2022, our Distribution sales were high enough that we saw an increase in the rebates offered by our vendors. These rebates had been cut significantly in fiscal year 2021 as our vendors implemented cost cutting measures in response to the COVID-19 pandemic. We recorded vendor rebates of $1.0 million and $0.7 million in fiscal years 2022 and 2021, respectively, as a reduction of cost of Distribution sales. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, the timing of periodic vendor rebates offered and cooperative advertising programs from suppliers.

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2022				FY 2021
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	24.5%	22.5%	23.5%	23.6%	21.0%	22.5%	21.1%	21.0%

Distribution segment gross margin increased 210 basis points in fiscal year 2022 compared to fiscal year 2021. The increase in segment gross margin was primarily due to a favorable mix of products sold, strong demand for our higher-margin rentals business and an increase in cooperative advertising and rebate programs.

Operating Expenses:

	For the Fiscal Years Ended
	March 26,	March 27,	Change
	2022	2021	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$20,649	$17,743	$2,906	16.4%
General and Administrative	23,647	17,302	6,345	36.7%
Total	$44,296	$35,045	$9,251	26.4%

Total operating expenses were $44.3 million in fiscal year 2022 compared to $35.0 million in fiscal year 2021. This represented an increase of $9.3 million, or 26.4%, compared to fiscal year 2021. As a percentage of total revenue, operating expenses increased 140 basis points from 20.2% in fiscal year 2021 to 21.6% in fiscal year 2022. The year-over-year increase in selling, marketing and warehouse expenses is due to higher performance-based sales incentives and direct marketing costs. The year-over-year increase in general and administrative expenses is due to incremental expenses from acquired businesses (including stock expense), increased intangibles amortization expense, investments in technology and our employee base to support future growth and one-time transaction expenses related to acquisitions that closed in the fiscal year.

Provision for Income Taxes:

	For the Fiscal Years Ended
	March 26,	March 27,	Change
	2022	2021	$	%
Provision for Income Taxes	$1,810	$2,191	$(381)	(17.4%)

Our effective tax rates for fiscal years 2022 and 2021 were 13.7% and 21.9%, respectively. The decrease in tax rate is due to the higher discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in fiscal years 2022 and 2021 were $1.4 million and $0.3 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

We expect to receive certain federal, state, Canadian and Irish tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2023. As such, we expect our effective tax rate in fiscal year 2023 to be between 22.0% and 24.0%.

Net Income:

	For the Fiscal Years Ended		Change
	March 26,	March 27,
	2022	2021	$	%
Net Income	$11,380	$7,791	$ 3,589	46.1%

Net income for fiscal year 2022 increased by $3.6 million or 46.1% compared to fiscal year 2021. As a percentage of revenue, net income was 5.6% in fiscal year 2022, up from 4.5% in fiscal year 2021. This year-over-year change reflects higher operating income discussed and a lower provision for income taxes.

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

	For the Fiscal Years Ended
	March 26,	March 27,
	2022	2021
Net Income	$11,380	$7,791
+ Interest Expense	810	850
+ Other Expense	143	241
+ Tax Provision	1,810	2,191
Operating Income	14,143	11,073
+ Depreciation & Amortization	9,077	7,580
+ Restructuring Expense	-	650
+ Transaction Expense	902	-
+ Other Expense	(143)	(241)
+ Noncash Stock Compensation	2,328	1,513
Adjusted EBITDA	$26,307	$20,575

During fiscal year 2022, Adjusted EBITDA was $26.3 million, an increase of $5.7 million or 27.9% compared to fiscal year 2021. As a percentage of revenue, Adjusted EBITDA was 12.8% during fiscal year 2022 versus 11.9% during fiscal year 2021, a 90 basis point increase. The increase in Adjusted EBITDA during fiscal year 2022 is primarily driven by the increase in net income, depreciation and amortization expense, non-cash stock compensation expense and acquisition transaction expenses.

Adjusted Diluted Earnings Per Share:

In addition to reporting Diluted Earnings Per Share, a GAAP measure, we present Adjusted Diluted Earnings Per Share (net income plus acquisition related amortization expense, acquisition related transaction expenses, acquisition related stock-based compensation, acquisition amortization of backlog and restructuring expense, on a diluted per share basis), which is a non-GAAP measure. Our management believes Adjusted Diluted Earnings Per Share is an important measure of our operating performance because it provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

Adjusted Diluted Earnings Per Share is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of Diluted Earnings Per Share and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Adjusted Diluted Earnings Per Share, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	For the Fiscal Years Ended
	March 26,	March 27,
	2022	2021
Net Income	$11,380	$7,791
+ Amortization of Intangible Assets	3,394	2,538
+ Acquisition Amortization of Backlog	490	-
+ Acquisition Deal Costs	1,458	-
+ Business Restructuring Expense	-	650
+ Income Tax Effect @ 25%	(1,335)	(797)
Adjusted Net Income	15,387	10,182

Average Diluted Shares Outstanding	7,589	7,548

Diluted Earnings Per Share – GAAP	$1.50	$1.03

Adjusted Diluted Earnings Per Share	$2.03	$1.35

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

As of March 26, 2022, $80.0 million was available under the revolving credit facility, of which $39.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During fiscal year 2022, we used $29.8 million for business acquisitions.

As of March 26, 2022, $8.5 million was outstanding on the 2018 Term Loan, of which $2.2 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant, which were modified by the 2021 Credit Agreement. The allowable leverage ratio under the Prior Credit Agreement for the second, third and fourth fiscal quarter of fiscal year 2021 and the first quarter of fiscal year 2022 was a maximum multiple of 5.0, 5.5, 7.0 and 4.0, respectively, of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation. After the first quarter of fiscal 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0. We were in compliance with all loan covenants and requirements during fiscal years 2022 and 2021. Our leverage ratio was 1.74 at March 26, 2022, as defined in the 2021 Credit Agreement, compared with 0.94 at March 27, 2021, as defined in the Prior Credit Agreement.

Interest on the revolving credit facility continues to accrue, at our election, at either the variable one-month LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods) or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case, plus a margin. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan during the fourth quarter of fiscal year 2022 with principal and interest payments made monthly. Unused fees accrued based on the average daily amount of unused credit available under the revolving credit facility. Interest rate margins and unused fees were determined on a quarterly basis based upon our calculated leverage ratio.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act included a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022. During fiscal year 2021, the Company deferred $2.0 million of employer social security payroll taxes. During fiscal year 2022, the Company repaid $1.0 million on December 31, 2021 and the other $1.0 million is recorded in accrued compensation and other liabilities on the Consolidated Balance Sheets.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	For the Fiscal Years Ended
	March 26,	March 27,
	2022	2021
Cash Provided by (Used in):
Operating Activities	$17,618	$23,639
Investing Activities	$(39,851)	$(10,151)
Financing Activities	$23,694	$(12,655)

Operating Activities: Net cash provided by operating activities was $17.6 million during fiscal year 2022 compared to $23.6 million during fiscal year 2021. The year-over-year decrease in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●	Receivables: Accounts receivable increased by a net amount of $5.7 million during fiscal year 2022, inclusive of $2.8 million of accounts receivable acquired as part of three acquisitions completed during the period. Accounts receivable increased by a net amount of $3.0 million during fiscal year 2021, inclusive of $0.4 million of accounts receivable acquired as part of the BioTek acquisition completed during the period. The year-over-year change reflects the timing of collections. The following table illustrates our days sales outstanding as of March 26, 2022 and March 27, 2021:

	For the Fiscal Years Ended
	March 26,	March 27,
	2022	2021
Net Sales, for the last two fiscal months	$42,005	$36,536
Accounts Receivable, net	$39,737	$33,950
Days Sales Outstanding	57	56

●	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end.

Our inventory balance increased $1.1 million during fiscal year 2022. Our inventory balance decreased $2.5 million during fiscal year 2021. The year-over-year change is a result of strategic inventory purchases during fiscal year 2022.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.

Accounts payable increased $1.9 million during fiscal year 2022. Accounts payable increased by $0.3 million during fiscal year 2021. The variance is largely due to the timing of inventory and capital expenditure purchases and other payments in the respective periods.

●	Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including, but not limited to, changes in expected performance levels, the performance measurement period, and the timing of payments to employees.

During fiscal year 2022, accrued compensation and other liabilities increased by $1.0 million, inclusive of $0.5 million of accrued compensation and other liabilities acquired as part of three acquisitions completed during the period. During fiscal year 2021, accrued compensation and other liabilities increased by $3.5 million, due primarily to increased accrued incentives and payroll related expense and $1.0 million of deferred employer portion of social security payroll tax payments as part of the CARES Act.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2022, income taxes payable decreased by $0.4 million. During fiscal year 2021, income taxes payable increased by $0.3 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2022, we invested $10.2 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and capacity and our rental business.

During fiscal year 2021, we invested $6.6 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During fiscal year 2022, we used $29.8 million for business acquisitions. During fiscal year 2021, we used $3.6 million for a business acquisition.

During each of fiscal year 2022 and fiscal year 2021, no contingent consideration or other holdback amounts were paid related to a business acquisition.

Financing Activities: During fiscal year 2022, $31.0 million was borrowed from our revolving line of credit and $1.5 million in cash was generated from the issuance of common stock. In addition, we used $2.1 million for scheduled repayments of our term loan and $6.7 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2022, which is shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

During fiscal year 2021, $1.2 million in cash was generated from the issuance of our common stock. In addition, we repaid $8.8 million of our Revolving Credit Facility, we used $2.0 million for scheduled repayments of our term loan, and used $3.0 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

Recent Events

On May 31, 2022, Transcat acquired substantially all of the assets of Charlton Jeffmont Inc., Raitz Inc. and Toolroom Calibration Inc. d/b/a Alliance Calibration (“Alliance”), an Ohio based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities. The total purchase price paid for the assets of Alliance was approximately $4.5 million in cash and an amount of the Company’s common stock, par value $0.50 per share (“Common Stock”), with a value equal to $157,500, or 2,284 shares of Common Stock. Pursuant to the asset purchase agreement, the Company will hold back $500,000 of the purchase price for certain potential post-closing adjustments, and the purchase price will be subject to reduction by $500,000 if a key customer relationship is not retained.

OUTLOOK

We are proud of our dedicated team, which successfully executed through the challenges of the past year and consistently delivered excellent results. As we look ahead into fiscal year 2023 and beyond, we believe we are well positioned for profitable growth and we expect the strength of our value proposition to continue to increase. We have demonstrated our ability to drive growth through various economic cycles as can be seen over the past 10 years and we are confident and expect that will continue. The business continues to benefit from a predominately life science-oriented market, driven by regulation and recurring revenue streams. Strong organic Service growth remains a centerpiece of our strategy. In the year ahead we expect organic Service growth in the high-single digit range. Volume increase is an important component to driving the inherent operating leverage in the Transcat Service model.

Acquisitions that strengthen our fundamental value proposition will continue to be an important component of our go-forward strategy. We will identify and pursue opportunities to expand our addressable markets like we did with

NEXA and our pipettes business. The NEXA and pipettes acquisitions, along with our recent acquisition of Tangent and the bolt-on Upstate Metrology acquisition, represent a gain in value which raises the ceiling and trajectory of the business.

Additionally, Transcat has made significant investments in the quality of our team, including leaders that maintain expertise relating to continuous process improvement and automation. We have generated sustainable margin improvement over the past several years and we believe the improvement will continue. Automation of our calibration processes and overall process improvement are designed to foster future margin gains. Relating to selling, general and administrative expenses, we anticipate demonstrating more leverage in the years ahead.

We believe Transcat has substantial runway ahead for Service revenue growth and margin expansion. We have a long history that demonstrates that we know how to succeed on both fronts. We continue to focus on generating sustainable long-term value for our shareholders and providing a dynamic, rewarding workplace for our team.

We expect to receive certain federal, state, Canadian and Irish tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2023. As such, we expect our effective tax rate in fiscal year 2023 to be between 22.0% and 24.0%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.2 million assuming our average borrowing levels remained constant. As of March 26, 2022, $80.0 million was available under our revolving credit facility, of which $39.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of March 26, 2022, $8.5 million was outstanding on the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during fiscal year 2022 for our revolving credit facility ranged from 1.0% to 2.2%. Interest on outstanding borrowings on the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% over the term of the loan for subsequent periods. Our revolving credit facility includes a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. On March 26, 2022, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of fiscal years 2022 and 2021 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies and the U.S. and Euro currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million during each of fiscal year 2022 and fiscal year 2021, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 26, 2022, we had a foreign exchange contract, which matured in April 2022, outstanding in the notional amount of $3.3 million. The foreign exchange contract was renewed in April 2022 and continues to be in place. We do not use hedging arrangements for speculative purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Transcat, Inc.

Rochester, New York

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and its subsidiaries (the Company) as of March 26, 2022 and March 27, 2021, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the years ended March 26, 2022 and March 27, 2021, and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of March 26, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 26, 2022 and March 27, 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 26, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Business Combinations

Critical Audit Matter Description

As discussed in Notes 1 and 9 to the consolidated financial statements, during the year ended March 26, 2022, the Company completed multiple business combinations for an aggregate purchase of approximately $36.1 million, including contingent consideration initially valued at $0.2 million, which can reach up to $7.5 million over the four-year period following the closing of the transaction based upon one acquired business achieving certain annual revenue and EBITDA targets. The Company applied the acquisition method of accounting for the acquisitions. Under this method, identifiable assets acquired, liabilities assumed, and consideration transferred are measured at their acquisition-date fair value. Assumptions used include the weighted-average cost of capital, risk free rate, asset volatility, customer attrition, as well as forecasted revenue and EBITDA. Aggregate intangible assets and goodwill represented an allocation of purchase price in the amount of $11.1 million and $21.7 million, respectively.

The Company’s determination of the fair value of assets acquired and contingent consideration is based upon assumptions of the future performance of the acquisitions and other factors. Due to the subjectivity involved we identified the fair value estimate of assets acquired and contingent consideration as a critical audit matter, which required a higher degree of auditor judgement as well as the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimation of fair value of assets acquired and contingent consideration associated with the business combinations included the following, among others:

●	We obtained an understanding of the process and assumptions used by management to develop the estimate of the fair value of assets acquired and consideration transferred.
●	We obtained an understanding of management’s controls and tested the operating effectiveness of the controls.
●	We engaged an internal valuation specialist to test certain assumptions and approaches used.
●	We tested management’s measurement of fair value, including testing of the completeness and accuracy of source information used, mathematical accuracy of management’s calculations, and evaluated reasonableness and consistency of methodology and assumption.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2012.

Rochester, New York

June 9, 2022

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 26,	March 27,
	2022	2021
Service Revenue	$122,005	$101,274
Distribution Sales	82,954	72,061
Total Revenue	204,959	173,335

Cost of Services Sold	83,084	70,579
Cost of Distribution Sales	63,436	56,638
Total Cost of Revenue	146,520	127,217

Gross Profit	58,439	46,118

Selling, Marketing and Warehouse Expenses	20,649	17,743
General and Administrative Expenses	23,647	17,302
Total Operating Expenses	44,296	35,045

Operating Income	14,143	11,073

Interest and Other Expenses, net	953	1,091

Income Before Provision for Income Taxes	13,190	9,982
Provision for Income Taxes	1,810	2,191

Net Income	$11,380	$7,791

Basic Earnings Per Share	$1.52	$1.05
Average Shares Outstanding	7,496	7,423

Diluted Earnings Per Share	$1.50	$1.03
Average Shares Outstanding	7,589	7,548

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the Fiscal Years Ended
	March 26,	March 27,
	2022	2021
Net Income	$11,380	$7,791

Other Comprehensive Income:
Currency Translation Adjustment	(207)	662

Other, net of tax effects of $(146) and $36 for the years ended March 26, 2022 and March 27, 2021, respectively.	425	(103)
Total Other Comprehensive Income	218	559

Comprehensive Income	$11,598	$8,350

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 26,	March 27,
	2022	2021
ASSETS
Current Assets:
Cash	$1,396	$560
Accounts Receivable, less allowance for doubtful accounts of $460 and $526 as of March 26, 2022 and March 27, 2021, respectively	39,737	33,950
Other Receivables	558	428
Inventory, net	12,712	11,636
Prepaid Expenses and Other Current Assets	5,301	2,354
Total Current Assets	59,704	48,928
Property and Equipment, net	26,439	22,203
Goodwill	65,074	43,272
Intangible Assets, net	14,692	7,513
Right to Use Assets, net	11,026	9,392
Other Assets	827	808
Total Assets	$177,762	$132,116

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$14,171	$12,276
Accrued Compensation and Other Current Liabilities	11,378	10,417
Income Taxes Payable	-	382
Current Portion of Long-Term Debt	2,161	2,067
Total Current Liabilities	27,710	25,142
Long-Term Debt	46,291	17,494
Deferred Tax Liabilities, net	6,724	3,201
Lease Liabilities	9,194	7,958
Other Liabilities	1,667	3,243
Total Liabilities	91,586	57,038

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,529,078 and 7,458,251 shares issued and outstanding as of March 26, 2022 and March 27, 2021, respectively	3,765	3,729
Capital in Excess of Par Value	23,900	19,287
Accumulated Other Comprehensive Loss	(233)	(451)
Retained Earnings	58,744	52,513
Total Shareholders' Equity	86,176	75,078
Total Liabilities and Shareholders' Equity	$177,762	$132,116

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Years Ended
	March 26,	March 27,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$11,380	$7,791
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss on Disposal of Property and Equipment	88	136
Deferred Income Taxes	559	176
Depreciation and Amortization	9,567	7,580
Provision for Accounts Receivable and Inventory Reserves	34	636
Stock-Based Compensation Expense	2,329	1,513
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(3,392)	(1,796)
Inventory	(122)	2,724
Prepaid Expenses and Other Current Assets	(2,960)	(725)
Accounts Payable	1,901	329
Accrued Compensation and Other Current Liabilities	(1,113)	4,943
Income Taxes Payable	(653)	332
Net Cash Provided by Operating Activities	17,618	23,639

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(10,152)	(6,617)
Proceeds from Sale of Property and Equipment	109	17
Business Acquisitions, net of cash acquired	(29,808)	(3,551)
Net Cash Used in Investing Activities	(39,851)	(10,151)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	31,005	(8,801)
Repayments of Term Loan	(2,114)	(1,982)
Issuance of Common Stock	1,486	1,177
Repurchase of Common Stock	(6,683)	(3,049)
Net Cash Provided by (Used In) Financing Activities	23,694	(12,655)

Effect of Exchange Rate Changes on Cash	(625)	(772)

Net Increase in Cash	836	61
Cash at Beginning of Fiscal Year	560	499
Cash at End of Fiscal Year	$1,396	$560

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$780	$860
Income Taxes	$3,900	$1,759
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for NEXA acquisition	$2,368	$-
Assets acquired and liabilities assumed in business combinations:
Contingent consideration related to NEXA acquisition	$153	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 28, 2020	7,381	$3,691	$17,929	$(1,010)	$46,477	$67,087
Issuance of Common Stock	57	29	1,148	-	-	1,177
Repurchase of Common Stock	(81)	(41)	(1,253)	-	(1,755)	(3,049)
Stock-Based Compensation	101	50	1,463	-	-	1,513
Other Comprehensive Income	-	-	-	559	-	559
Net Income	-	-	-	-	7,791	7,791
Balance as of March 27, 2021	7,458	3,729	19,287	(451)	52,513	75,078
Issuance of Common Stock	127	64	3,790	-	-	3,854
Repurchase of Common Stock	(111)	(56)	(1,478)	-	(5,149)	(6,683)
Stock-Based Compensation	55	28	2,301	-	-	2,329
Other Comprehensive Income	-	-	-	218	-	218
Net Income	-	-	-	-	11,380	11,380
Balance as of March 26, 2022	7,529	$3,765	$23,900	$(233)	$58,744	$86,176

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat,” “we,” “us,” “our” or the “Company”) is a leading provider of accredited calibration services, enterprise asset management services, and value-added distributor of professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada Inc., WTT Real Estate Acquisition, LLC, Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management), Cal OpEx Inc. and Tangent Labs, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, and the valuation of assets acquired, liabilities assumed and consideration transferred in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year: Transcat operates on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 26, 2022 (“fiscal year 2022”) and March 27, 2021 (“fiscal year 2021”) both consisted of 52 weeks.

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

Inventory: Inventory consists of products purchased for resale and is valued at the lower of average cost or net realizable value. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. The Company had reserves for inventory losses totaling $0.5 million at March 26, 2022 and $0.6 million at March 27, 2021.

Property and Equipment, Depreciation and Amortization: Property and equipment are stated at cost. Depreciation and amortization are computed under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 – 15
Rental Equipment	5 – 8
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 12

The Company tests property and equipment for impairment on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. Property and equipment determined to have no value are written off at their then remaining net book value. The Company capitalizes certain costs, including internal payroll costs incurred in the procurement and development of computer software used for internal purposes. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 for further information on property and equipment.

Business Acquisitions: The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, identifiable assets acquired, liabilities assumed and consideration transferred are measured at their acquisition-date fair value. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments below, to determine the fair values. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services, and are expensed as incurred in the Consolidated Statements of Income.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value to determine whether it is necessary to perform the two-step goodwill impairment test. If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value. The Company determined that no impairment was indicated as of March 26, 2022 and March 27, 2021.

The Company estimates the fair value of its reporting units using the fair market value measurement requirement. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. A summary of changes in the Company’s goodwill and intangible assets is as follows (amounts in thousands):

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 28, 2020	$11,454	$30,086	$41,540	$1,297	$6,680	$7,977
Additions	4	1,075	1,079	-	2,030	2,030
Amortization	-	-	-	(377)	(2,161)	(2,538)
Currency Translation Adjustment	-	653	653	-	44	44
Net Book Value as of March 27, 2021	11,458	31,814	43,272	920	6,593	7,513
Additions	-	21,749	21,749	-	11,060	11,060
Amortization	-	-	-	(273)	(3,611)	(3,884)
Currency Translation Adjustment	-	53	53	-	3	3
Net Book Value as of March 26, 2022	$11,458	$53,616	$65,074	$647	$14,045	$14,692

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 15 years. Amortization expense relating to intangible assets is expected to be $4.0 million in fiscal year 2023, $3.3 million in fiscal year 2024, $2.7 million in fiscal year 2025, $1.9 million in fiscal year 2026 and $0.7 million in fiscal year 2027.

Catalog Costs: Transcat capitalizes the cost of each master catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each master catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million as of both March 26, 2022 and March 27, 2021.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At March 26, 2022 and March 27, 2021, investment assets totaled $0.2 million and $0.4 million, respectively, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2022 and 2021, the Company recorded non-cash stock-based compensation cost in the amount of $2.3 million and $1.5 million, respectively, in the Consolidated Statements of Income.

Revenue Recognition: Distribution sales are recorded when an order’s title and risk of loss transfers to the customer, which is generally upon shipment. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time using the output method-time elapsed as this portrays the transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Freight billed to customers is included in revenue. Shipping and handling is not included in revenue. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Under Topic 606 “Revenue from Contracts with Customers”, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include general payment terms that are between net 30 and 90 days

Revenue recognized from prior period performance obligations for fiscal year 2022 was immaterial. As of March 26, 2022, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of March 26, 2022 and March 27, 2021 were immaterial. See Note 7 for disaggregated revenue information.

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales.  Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $1.0 million and $0.7 million in fiscal years 2022 and 2021, respectively, as a reduction of cost of distribution sales.

Cooperative Advertising Income: The Company participates in co-op advertising programs with certain of its vendors. The Company records cash consideration received from these vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $0.8 million and $0.6 million in fiscal years 2022 and 2021, respectively, in connection with these programs.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income.  Advertising costs were approximately $1.1 million and $0.9 million in fiscal years 2022 and 2021, respectively.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $2.7 million and $2.4 million in fiscal years 2022 and 2021, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were approximately $0.8 million in each of fiscal years 2022 and 2021.

Foreign Currency Translation and Transactions: The accounts of Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management), an Irish company, and Transcat Canada Inc., both of which are wholly-owned subsidiaries of the Company, are maintained in the local currencies, the Euro and the Canadian dollar, respectively, and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Cal OpEx Limited’s and Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive loss component of shareholders’ equity.

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency gain was $0.1 million in fiscal year 2022 and a loss of less than $0.1 million in fiscal year 2021. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a net loss of less than $0.1 million in each of fiscal year 2022 and 2021, was recognized as a component of Other Expenses in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 26, 2022, the Company had a foreign exchange contract, which matured in April 2022, outstanding in the notional amount of $3.3 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Other Comprehensive Income: Other comprehensive income is composed of currency translation adjustments, unrecognized prior service costs from post retirement plan, net of tax, and unrealized gains or losses on other assets, net of tax.

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

The Company has a non-qualified deferred compensation plan for the benefit of certain management employees and non-employee directors. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds. The unrecognized portion of the gain or loss on plan assets is included in the Consolidated Statements of Income.

At March 26, 2022, accumulated other comprehensive loss consisted of cumulative currency translation losses of $0.1 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For each of fiscal years 2022 and 2021, the net additional common stock equivalents had a $0.02 per share effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	For the Fiscal Years Ended
	March 26,	March 27,
	2022	2021
Average Shares Outstanding – Basic	7,496	7,423
Effect of Dilutive Common Stock Equivalents	93	125
Average Shares Outstanding – Diluted	7,589	7,548
Anti-dilutive Common Stock Equivalents	111	-

Shareholders’ Equity: During each of fiscal years 2022 and 2021, the Company repurchased and subsequently retired 0.1 million shares of its common stock. The Company allows its employees the option of satisfying the employee tax withholding obligations with either cash or a net share repurchase. The repurchase of shares was for the net awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity, totaling $6.7 million in fiscal year 2022 and $3.1 million in fiscal year 2021. There were no stock option redemptions during either fiscal year 2022 or fiscal year 2021.

COVID-19 Pandemic: The COVID-19 pandemic had a negative impact on our fiscal year 2022 and fiscal year 2021 operations and financial results, and the full financial impact of the pandemic cannot be reasonably estimated at this time due to uncertainty as to its severity and duration. In fiscal year 2021, the Company took actions to manage its resources conservatively to mitigate the negative impact of the pandemic, including aligning variable costs with demand, froze hiring and wages, with the exception of technology personnel, tightly controlled discretionary spending; reduced the CEO’s salary and Board of Director cash retainer fees by 20% and reduced other executive team members salaries by 10% during the first and second quarter of fiscal year 2021; and amended our revolving credit facility to provide for, among other things, $10.0 million in additional borrowing capacity and financial covenant modifications.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act included a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022. During fiscal year 2021, the Company deferred $2.0 million of employer social security payroll taxes. At March 26, 2022, $1.0 million is still deferred and is recorded in accrued compensation and other current liabilities. At March 27, 2021, $2.0 million was deferred of which $1.0 million is recorded in accrued compensation and other current liabilities and $1.0 million is recorded in other liabilities on the Consolidated Balance Sheets.

Recently Issued Accounting Pronouncements:

Credit Losses

In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the “incurred loss” model with an “expected credit loss” model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Allowance for doubtful accounts is the most significant item for the Company under this ASU. As credit losses from the Company’s trade receivables have not historically been significant, the Company anticipates that the adoption of the ASU will not have a material impact on its consolidated financial statements.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of (amounts in thousands):

	March 26,	March 27,
	2022	2021
Machinery, Equipment and Software	$55,220	$49,782
Rental Equipment	8,214	7,873
Furniture and Fixtures	2,788	2,702
Leasehold Improvements	7,222	4,272
Total Property and Equipment	73,444	64,629
Less: Accumulated Depreciation and Amortization	(47,005)	(42,426)
Total Property and Equipment, net	$26,439	$22,203

Total depreciation and amortization expense relating to property and equipment amounted to $5.7 million and $5.0 million in fiscal years 2022 and 2021, respectively.

NOTE 3 – LONG-TERM DEBT

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

As of March 26, 2022, $80.0 million was available under the revolving credit facility, of which $39.9 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During fiscal year 2022, $29.8 million was used for business acquisitions.

As of March 26, 2022, $8.5 million was outstanding on the 2018 Term Loan, of which $2.2 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period, in each case (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% during the second quarter of fiscal year 2022 and over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for fiscal year 2022 ranged from 1.0% to 2.2%.

Covenants: The 2021 Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during fiscal years 2022 and 2021. Our leverage ratio was 1.74 at March 26, 2022, as defined in the 2021 Credit Agreement, compared with 0.94 at March 27, 2021, as defined in the Prior Credit Agreement.

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

NOTE 4 – INCOME TAXES

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2022	FY 2021
United States	$10,417	$9,187
Foreign	2,773	795
Total	$13,190	$9,982

The provision for income taxes for fiscal years 2022 and 2021 is as follows:

	FY 2022	FY 2021
Current Tax Provision:
Federal	$414	$1,449
State	240	428
Foreign	752	103
	$1,406	$1,980
Deferred Tax (Benefit) Provision:
Federal	$456	$96
State	(10)	(22)
Foreign	(42)	137
	$404	$211
Provision for Income Taxes	$1,810	$2,191

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2022	FY 2021
Federal Income Tax at Statutory Rate	$2,770	$2,096
State Income Taxes, net of federal benefit	172	282
Foreign Taxes and Federal, State and Foreign Tax Credits	(127)	9
Tax Impact of Equity Awards	(1,395)	(274)
Non-Deductible Acquisition Costs	206	-
GILTI and 78 Gross Up	161	-
Other, net	23	78
Total	$1,810	$2,191

	March 26, 2022	March 27, 2021
Deferred Tax Assets:
Accrued Liabilities	$384	$354
Lease Liabilities	2,622	2,439
Performance-Based Stock Award Grants	443	439
Inventory Reserves	100	132
Non-Qualified Deferred Compensation Plan	92	104
Post-Retirement Health Care Plans	333	506
Stock-Based Compensation	225	95
Deferred Payroll Tax – CARES Act	-	259
Capitalized Inventory Costs	158	118
Other	233	267
Total Deferred Tax Assets	$4,590	$4,713

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(3,812)	$(1,233)
Right of Use Assets	(2,623)	(2,408)
Depreciation	(4,767)	(4,230)
Other	(112)	(43)
Total Deferred Tax Liabilities	$(11,314)	$(7,914)

Net Deferred Tax Liabilities	$(6,724)	$(3,201)

The Company files income tax returns in the U.S. federal jurisdiction, various states, Canada and Ireland. The Company is no longer subject to examination by U.S. federal income tax authorities for fiscal years 2018 and prior, by state tax authorities for fiscal years 2016 and prior, by Canadian tax authorities for fiscal years 2016 and prior, and by Ireland tax authorities for calendar years 2017 and prior. There are no income tax years currently under examination by the Internal Revenue Service, Canadian and Irish tax authorities. One U.S. state has selected Transcat for analysis, the results of this analysis will determine if further action is required. The Nexa and Tangent acquisitions completed in fiscal year 2022 increased the net deferred tax liability by $3.0 million.

During fiscal years 2022 and 2021, there were no uncertain tax positions. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2022 and 2021 or were accrued at March 26, 2022 and March 27, 2021.

The Company’s effective tax rate for fiscal years 2022 and 2021 was 13.7% and 21.9%, respectively. The tax rate is affected by recurring items, such as state income taxes and tax credits, which the Company expects to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation awards in each of fiscal years 2022 and 2021 were $1.4 and $0.3 million, respectively.

The Company expects to receive certain federal, state and Canadian tax credits in future years. The Company also expects to receive discrete tax benefits related to share-based compensation awards in fiscal year 2023. As such, it expects its effective tax rate in fiscal year 2023 to be between 22.0% and 24.0%.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. In fiscal year 2022, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan. In response to the COVID-19 pandemic, the Company suspended the employer match to the Plan for the first six months of fiscal year 2021. In the second six months of fiscal year 2021, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were approximately $1.1 million and $0.4 million in fiscal years 2022 and 2021, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Company’s Board of Directors. The Company made no profit sharing contributions in fiscal years 2022 and 2021.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”).  650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a general and administrative expense in the accompanying Consolidated Statements of Income. The expense related to the ESPP was less than $0.1 million in each of fiscal years 2022 and 2021.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2022 and 2021, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.2 million as of March 26, 2022 and $0.4 million as of March 27, 2021, and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the post-retirement benefit obligation is as follows (amounts in thousands):

	FY 2022	FY 2021
Post-retirement benefit obligation, at beginning of fiscal year	$1,831	$1,509
Service cost	96	84
Interest cost	52	48
Benefits paid	(125)	(95)
Actuarial (gain) loss	(528)	285
Post-retirement benefit obligation, at end of fiscal year	1,326	1,831
Fair value of plan assets, at end of fiscal year	-	-
Funded status, at end of fiscal year	$(1,326)	$(1,831)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,326	$1,831

The accumulated post-retirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic post-retirement benefit cost and other amounts recognized in other comprehensive income are as follows (amounts in thousands):

	FY 2022	FY 2021
Net periodic post-retirement benefit cost:
Service cost	$96	$84
Interest cost	52	48
Amortization of prior service cost	1	1
	149	133
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(1)	(1)
Net actuarial (loss) gain	(583)	233
	(584)	232
Total recognized in net periodic benefit cost and other comprehensive income	$(435)	$365

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$156	$739

The prior service cost is amortized over the average remaining life expectancy of active participants in the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost during fiscal year 2023 is less than $0.1 million.

The post-retirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the post-retirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 26, 2022	March 27, 2021
Weighted average discount rate	3.6%	3.0%

Medical care cost trend rate:
Trend rate assumed for next year	7.0%	7.0%
Ultimate trend rate	3.8%	3.8%
Year that rate reaches ultimate trend rate	2075	2075

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	3.0%	3.0%

Benefit payments are funded by the Company as needed. Payments toward the cost of a retiree’s medical and dental coverage are initially determined as a percentage of a base coverage plan in the year of retirement and are limited to increase at a rate of no more than 50% of the annual increase in medical and dental costs, as defined in the plan document. The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows (amounts in thousands):

Fiscal Year	Amount
2023	$135
2024	113
2025	118
2026	84
2027	91
Thereafter	$785

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

NOTE 6 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 26, 2022, 0.7 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete benefits related to share-based compensation awards in fiscal years 2022 and 2021 were $1.4 million and $0.3 million, respectively.

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

The Company’s non-employee directors receive an annual grant of restricted stock units valued at $50,000 that vest after one year. The fiscal year 2022 and fiscal year 2021 restricted stock unit grants to non-employee directors were made in September 2021 and September 2020.

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

During fiscal year 2022, 30,000 shares of time-vested restricted stock units were granted and 15,000 shares of performance-based restricted units were granted. During fiscal year 2021, 80,000 shares of time-vested restricted stock units were granted.

The following table summarizes the restricted stock units vested and shares issued during fiscal years 2022 and 2021 (amounts in thousands, except per unit data):

		Total	Grant Date		Number
		Number	Fair	Target	Of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2018	April 2018 – March 2020	1	$15.65	Time Vested	1	April 2020
April 2017	April 2017 – March 2020	62	$12.90	79%	49	May 2020
July 2020	July 2020	1	$27.08	Time Vested	1	July 2020
September 2019	September 2019 – September 2020	18	$22.77	Time Vested	18	September 2020
October 2018	October 2018 – September 2020	1	$20.81	Time Vested	1	October 2020
January 2021	January 2021	3	$34.68	Time Vested	3	January 2021
May 2018	April 2018 – March 2021	29	$15.30	Time Vested	29	March 2021
April 2018	April 2018 – March 2021	1	$15.65	Time Vested	1	April 2021
May 2018	April 2018 – March 2021	29	$15.30	64%	19	May 2021
September 2020	September 2020 – September 2021	14	$28.52	Time Vested	14	September 2021
October 2018	October 2018 – September 2021	1	$20.81	Time Vested	1	October 2021
April 2019	April 2019 – March 2022	20	$23.50	Time Vested	20	March 2022

The following table summarizes the non-vested restricted stock units outstanding as of March 26, 2022 (amounts in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 26, 2022
October 2018	October 2018 – September 2027	7	$20.81	Time Vested
May 2019	April 2019 – March 2022	20	$23.50	83% of target level
April 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – July 2023	27	$27.08	Time Vested
September 2020	September 2020 – July 2023	4	$28.54	Time Vested
September 2020	September 2020 – July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
January 2021	January 2021 – January 2024	2	$34.62	Time Vested
May 2021	May 2021 – May 2024	1	$54.21	Time Vested
June 2021	June 2021 – March 2024	11	$53.17	100% of target level
June 2021	June 2021 – March 2024	11	$53.17	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
September 2021	September 2021 – September 2022	7	$66.09	Time Vested
December 2021	December 2021 – December 2024	1	$90.41	Time Vested
January 2022	January 2022 – March 2024	1	$90.92	100% of target level
January 2022	January 2022 – March 2024	1	$90.92	Time Vested
March 2022	March 2022 – March 2025	2	$76.31	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $1.6 million and $1.4 million in fiscal years 2022 and 2021, respectively. Unearned compensation totaled $2.2 million as of March 26, 2022 which is expected to be realized over a period of three years.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during fiscal years 2022 and 2021:

	FY 2022	FY 2021
Risk-Free Interest Rate	1.01%	0.22%
Volatility Factor	30.22%	25.83%
Expected Term (in Years)	6.25	3.25
Annual Dividend Rate	0.00%	0.00%

We calculate expected volatility for stock options by taking an average of historical volatility over the expected term. The computation of expected term was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. We assume no expected dividends. Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company has elected to account for forfeitures as they occur.

During fiscal year 2022, the Company’s Board of Directors granted an option for 10,000 shares of common stock each to two new members (20,000 shares in the aggregate) of the Board of Directors that vest over 5 years, an option for 2,000 shares of common stock each to five employees (10,000 shares in the aggregate) that vests over three years, an option for 90,000 shares of common stock in the aggregate to employees during an acquisition that vests over 5 years and an option for 6,000 shares of common stock to a Company employee that vests over 3 years.

During fiscal year 2021, the Company’s Board of Directors granted an option for 5,000 shares of common stock to a Company employee that vests over three years and an option for 15,000 shares of common stock to an employee that immediately vested.

The expense related to all stock option awards was $0.7 million in fiscal year 2022 and $0.1 million in fiscal year 2021.

The following table summarizes the Company’s options for fiscal years 2022 and 2021 (amounts in thousands, except per option data):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in Years)	Value
Outstanding as of March 28, 2020	150	$14.63
Granted	20	27.48
Exercised	(45)	18.01
Outstanding as of March 27, 2021	125	15.47
Granted	131	61.29
Exercised	(85)	12.00
Forfeited	(6)	24.10
Outstanding as of March 26, 2022	165	53.27	9	$3,462
Exercisable as of March 26, 2022	2	$26.27	8	$1,770

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2022 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 26, 2022. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s stock.

Total unrecognized compensation cost related to non-vested stock options as of March 26, 2022 was $1.9 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised in fiscal years 2022 and 2021 was $5.3 million and $1.6 million, respectively. Cash received from the exercise of options in fiscal years 2022 and 2021 was $1.0 million and $0.8 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for fiscal years 2022 and 2021 (dollars in thousands):

	FY 2022	FY 2021
Revenue:
Service	$122,005	$101,274
Distribution	82,954	72,061
Total	204,959	173,335

Gross Profit:
Service	38,921	30,695
Distribution	19,518	15,423
Total	58,439	46,118

Operating Expenses:
Service (1)	28,107	20,254
Distribution (1)	16,189	14,791
Total	44,296	35,045

Operating Income:
Service	10,814	10,441
Distribution	3,329	632
Total	14,143	11,073

Unallocated Amounts:
Interest and Other Expense, net	953	1,091
Provision for Income Taxes	1,810	2,191
Total	2,763	3,282

Net Income	$11,380	$7,791

Total Assets:
Service	$109,472	$71,090
Distribution	46,107	44,759
Unallocated	22,183	16,267
Total	$177,762	$132,116

Depreciation and Amortization (2):
Service	$7,543	$5,597
Distribution	2,024	1,983
Total	$9,567	$7,580

Capital Expenditures:
Service	$7,885	$4,236
Distribution	2,267	2,381
Total	$10,152	$6,617

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$187,165	$159,270
Canada	14,623	13,040
Other International	3,171	1,025
Total	$204,959	$173,335

Property and Equipment:
United States (4)	$22,042	$19,897
Canada	4,397	2,306
Total	$26,439	$22,203

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.

(2)	Including amortization of catalog costs and intangible assets.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS

Leases:

The Company determines if an arrangement is a lease at inception. Our lease agreements generally contain lease and non-lease components. Historically, non-lease components such as utilities have been immaterial. Payments under our lease arrangements are primarily fixed. Lease assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The interest rate used to determine the present value of the future lease payments is our incremental borrowing rate, because the interest rate implicit in our leases is not readily determinable. Our incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. Our lease terms include periods under options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. As of March 26, 2022, the remaining lease terms on our operating leases range from approximately one year to twelve years, and include any renewal and/or termination options that are reasonably certain to be exercised by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. The weighted average discount rate for fiscal year 2022 and 2021 was 4.15%. The weighted average remaining lease term is approximately 8 years. Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on an as incurred basis and does not record a related lease asset or liability for such leases. Short-term lease expense was immaterial in both fiscal years 2022 and 2021.

The components of lease expense for the current and prior-year comparative periods were as follows (dollars in thousands):

	FY 2022	FY 2021
Operating lease cost	$3,687	$3,206
Variable lease cost	$619	$577
Total lease cost	$4,306	$3,783

Supplemental cash flow information related to leases was as follows:

	FY 2022	FY 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,207	$2,153
Right to Use Assets obtained in exchange for lease liabilities	$3,874	$2,945

Total rental expense was approximately $4.3 million and $3.8 million in fiscal years 2022 and 2021, respectively. The minimum future annual rental payments under the non-cancelable leases at March 26, 2022 are as follows (in millions):

Fiscal Year
2023	$3.7
2024	2.8
2025	2.1
2026	1.8
2027	1.7
Thereafter	3.9
Total minimum lease payments	$16.0
Less: Imputed interest	4.7
Present value of remaining lease payments	$11.3

The Company has entered into two facility leases subsequent to year end. The total payments for these leases aggregates to $2.5 million.

Term Loan:

Effective December 2018, the Company has term loan repayments (principal plus interest) of $0.2 million per month through December 2025. These amounts are not reflected in the table above. Principal payments relating to the 2018 Term Loan will be $2.2 million in fiscal year 2023, $2.2 million in fiscal year 2024, $2.3 million in fiscal year 2025 and $1.8 million in fiscal year 2026.

Contingent Consideration:

In connection with the acquisition of NEXA, there are potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals. If achieved, the earn-out payments will also be made in shares of common stock unless certain criteria is met for cash payment. As of August 31, 2021 and March 26, 2022, the estimated fair value for the contingent earn-out payments was $0.2 million and included in the preliminary purchase price allocation in Note 9.

NOTE 9 – BUSINESS ACQUISITIONS

Tangent: Effective December 31, 2021, Transcat purchased all the outstanding membership units of Tangent Labs, LLC, a privately held company (“Tangent”). Tangent provides in-house and on-site calibrations of precision measurement and control instrumentation to customers in the life science, aerospace and other regulated industries, and has lab locations in Indianapolis, Indiana and Huntsville, Alabama. This transaction aligned with a key component of the Company’s strategy of acquiring local capabilities in attractive geographies.

The Tangent goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. All the goodwill and intangible assets relating to the Tangent acquisition has been allocated to the Service segment. Intangible assets related to the Tangent acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to fifteen years and are deductible for tax purposes. Amortization of goodwill related to the Tangent acquisition is not deductible for tax purposes.

The purchase price for Tangent was approximately $8.9 million, all paid in cash, and is subject to certain customary holdback provisions and a portion of which was placed in escrow to secure the sellers’ obligations in the event that a key employee terminates employment with Tangent on or before the first anniversary of the closing of the transaction. $7.9 million was paid in cash and $1.0 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any.

The purchase price allocation is subject to revision based upon our final review of intangible asset valuation assumptions, working capital adjustments, assets acquired, and liabilities assumed. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Tangent’s assets and liabilities acquired on December 31, 2021 (in thousands):

Goodwill		$5,587
Intangible Assets – Customer Base & Contracts		4,150
Intangible Assets – Covenant Not to Compete		220
		9,957
Plus:	Cash	26
	Accounts Receivable	187
	Other Current Assets	16
Less:	Current Liabilities	(67)
	Deferred Tax Liability	(1,195)
Total Purchase Price		$8,924

From the date of acquisition, Tangent has contributed revenue of $0.6 million and operating income of $0.1 million, which includes the negative impact of amortization of the acquired intangible assets, for fiscal year 2022.

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

The purchase price for NEXA was approximately $26.2 million and was paid with $23.9 million in cash and the issuance of 34,943 shares of our common stock valued at $2.4 million. Additionally, there are potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals. If achieved, the earn-out payments will also be made in shares of common stock unless certain criteria is met for cash payment. As of August 31, 2021 and March 26, 2022, the estimated fair value for the contingent earn-out payments, classified as Level 3 in the fair value hierarchy, was $0.2 million and included in the purchase price allocation below. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) weighted-average cost of capital of 6.60%, 2) risk-free interest rate of 0.58%, 3) asset volatility of 20.00%, and 4) forecasted revenue and EBITDA. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. For fiscal year 2022, there were no changes to the range of outcomes for the Monte Carlo simulation model for the valuation of the contingent consideration, no gains or losses recognized in earnings for changes in the remeasurement of the contingent consideration, and no other issuance or settlement of the contingent consideration. $0.1 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of NEXA’s assets and liabilities acquired on August 31, 2021 (in thousands):

Goodwill		$15,679
Intangible Assets – Customer Base & Contracts		5,600
Intangible Assets – Backlog		490
Intangible Assets – Covenant Not to Compete		600
		22,369
Plus:	Cash	3,732
	Accounts Receivable	2,434
	Non-Current Assets	38
Less:	Current Liabilities	(572)
	Deferred Tax Liability	(1,769)
Total Purchase Price		$26,232

From the date of acquisition, NEXA has contributed revenue of $5.5 million and operating loss of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets, for fiscal year 2022.

Upstate Metrology: Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology Inc. (“Upstate Metrology”), a New York based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that can leverage the Company’s already existing operating infrastructure.

All the goodwill related to the Upstate Metrology acquisition has been allocated to the Service segment. Amortization of goodwill related to the Upstate Metrology acquisition is deductible for tax purposes.

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

From the date of acquisition, Upstate Metrology has contributed revenue of $1.0 million. Since this operation was integrated immediately into our existing operation, its separate operating income in undeterminable.

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

The total purchase price for the assets of BioTek was approximately $3.5 million. $0.4 million of the purchase price had been put into escrow as a holdback for indemnification claims, if any. This escrow was released during the fourth quarter of fiscal year 2022. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of BioTek’s assets and liabilities acquired during the period presented (in thousands):

Goodwill		$1,063
Intangible Assets – Customer Base & Contracts		1,930
Intangible Assets – Covenant Not to Compete		100
		3,093
Plus:	Current Assets	406
	Non-Current Assets	8
Total Purchase Price		$3,507

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Tangent, NEXA, Upstate Metrology and BioTek had occurred at the beginning of fiscal year 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Fiscal Years Ended
(in thousands except per share information)	March 26, 2022	March 27, 2021

Total Revenue	$210,463	$183,908
Net Income	$12,151	$9,986
Basic Earnings Per Share	$1.62	$1.35
Diluted Earnings Per Share	$1.60	$1.32

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of March 26, 2022, $0.2 million of contingent consideration and $0.1 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During fiscal year 2022 and fiscal year 2021, no contingent consideration or other holdback amounts were paid.

During fiscal year 2022, acquisition costs of $0.9 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income. During fiscal year 2021, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 10 SUBSEQUENT EVENT

On May 31, 2022, Transcat acquired substantially all of the assets of Charlton Jeffmont Inc., Raitz Inc. and Toolroom Calibration Inc. d/b/a Alliance Calibration (“Alliance”), an Ohio based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities. The total purchase price paid for the assets of Alliance was approximately $4.5 million in cash and an amount of the Company’s common stock, par value $0.50 per share (“Common Stock”), with a value equal to $157,500, or 2,284 shares of Common Stock. Pursuant to the asset purchase agreement, the Company will hold back $500,000 of the purchase price for certain potential post-closing adjustments, and the purchase price will be subject to reduction by $500,000 if a key customer relationship is not retained.

The purchase price allocation has not been finalized, due to the timing of the acquisition and the filing date of this Annual Report on Form 10-K. Therefore, the allocation of the purchase price to the assets acquired and liabilities assumed, including values to be recognized for goodwill and other intangible assets, will be disclosed in the Quarterly Report on Form 10-Q for the fiscal quarter ending June 25, 2022. The pro forma results of operations from the Alliance acquisition will be disclosed in the Quarterly Report on Form 10-Q for the fiscal quarter ending June 25, 2022. The goodwill related to Alliance is expected to be deductible for income tax purposes. All of the goodwill and intangible assets relating to the Alliance acquisition will be allocated to the Service segment.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 26, 2022.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2022 Annual Meeting of Shareholders under the headings “Proposal One: Election of Directors,” “Corporate Governance,” “Executive Officers and Senior Management,” and “Delinquent Section 16(a) Reports,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2022 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2022 Annual Meeting of Shareholders under the headings “Executive Compensation” and “Director Compensation,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2022 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2022 Annual Meeting of Shareholders under the headings “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2022 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 26, 2022:

Equity Compensation Plan Information

(In Thousands, Except Per Share Amounts)

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans
approved by security holders	274 (1)	$53.27 (2)	867 (3)
Equity compensation plans
not approved by security holders	-	-	-
Total	274 (1)	$53.27 (2)	867 (3)

(1)	Includes time-vested restricted stock units and performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Plan and 2021 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.
(2)	Does not include restricted stock units.
(3)	There are 119 shares available for grant pursuant to our ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2022 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2022 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2022 Annual Meeting of Shareholders under the heading “Proposal Three: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 26, 2022 fiscal year end.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Exhibits.

Index to Exhibits

(3)	Articles of Incorporation and Bylaws

	3.1(a)	The Articles of Incorporation, as amended (the “Articles”), are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

	3.1(b)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.1(c)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

	3.1(d)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015.

	3.2	Code of Regulations, as amended through May 1, 2019, are incorporated herein by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2019.

(4)	Instruments Defining the Rights of Security Holders

4.1	Description of Securities is incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2019.

(10)	Material contracts

#	10.1	Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.

#	10.2	Amendment No. 1 to the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix B to the Company’s definitive proxy statement filed on July 26, 2013 in connection with the 2013 Annual Meeting of Shareholders.

#	10.3	Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004.

#	10.4	Form of Performance-Based Restricted Stock Unit Award Notice granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated by reference from Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2016.

#	10.5	Form of Award Notice of Non-Qualified Stock Option (five-year expiration) granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017.

#	10.6	Form of Award Notice of Long-Term Compensation Award granted under the Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 24, 2017.

#	10.7	Form of Award Notice of Restricted Stock Units and Performance Restricted Stock Units granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2018.

#	10.8	Form of Award Notice of Long-Term Compensation Awards granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 24, 2018.

#	10.9	Form of Award Notice of Director Long-Term Compensation Award granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

#	10.10	Form of Award Notice of Director Non-Qualified Stock Option Award granted pursuant to the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2019.

#	10.11	Transcat, Inc. 2021 Stock Incentive Plan is incorporated herein by reference from Exhibit 99.3 to the Company’s Post-Effective Amendment No. 1 to Form S-8 (Registration No. 333-191631) filed on October 13, 2021.

#	10.12	Form of Award Agreement of Director Long-Term Compensation Award Granted Pursuant to the Transcat, Inc. 2021 Stock Incentive Plan is incorporated herein by reference from Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021.

*#	10.13	Form of Award Notice of Restricted Stock Units and Performance Restricted Stock Units granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan.

	10.14	Amended and Restated Credit Facility Agreement, dated as of October 30, 2017, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2017.

	10.15	Amended and Restated Credit Facility Agreement Amendment 1, dated as of December 10, 2018, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018.

	10.16	Amended and Restated Credit Facility Agreement Amendment 2, dated as of May 18, 2020, by and between Transcat, Inc, and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020.

	10.17	Second Amended and Restated Credit Facility Agreement, dated as of July 7, 2021, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021.

	10.18	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

	10.19	Lease Agreement between AK Leasehold I, LLC and Transcat, Inc. dated May 21, 2019, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2019.

#	10.20	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.21	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

#	10.22	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended, is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.23	Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

	10.24	Share Purchase Agreement, dated August 31, 2021, by and among Transcat, Inc., John Cummins and Ross Lane is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021.

	10.25	Registration Rights Agreement, dated August 31, 2021, by and among Transcat, Inc., John Cummins and Ross Lane is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021.

	10.26	Membership Unit Purchase Agreement, dated as of December 31, 2021, by and among Transcat, Inc., Kevin M. Broderick and Andrea Broderick is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2021.

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries

(23)	Consents of experts and counsel

*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

*	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

*	101.INS XBRL Instance Document

*	101.SCH XBRL Taxonomy Extension Schema Document

*	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
#	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: June 9, 2022	/s/ Lee D. Rudow
By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 9, 2022	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 9, 2022	/s/ Mark A. Doheny	Vice President of Finance and
	Mark A. Doheny	Chief Financial Officer
(Principal Financial Officer)

June 9, 2022	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

June 9, 2022	/s/ Gary J. Haseley	Chairman of the Board of Directors
Gary J. Haseley

June 9, 2022	/s/ Craig D. Cairns	Director
Craig D. Cairns

June 9, 2022	/s/ Oksana Dominach	Director
Oksana Dominach

June 9, 2022	/s/ Charles P. Hadeed	Director
Charles P. Hadeed

June 9, 2022	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 9, 2022	/s/ Mbago M. Kaniki	Director
Mbago M. Kaniki

June 9, 2022	/s/ Paul D. Moore	Director
Paul D. Moore

June 9, 2022	/s/ Angela J. Panzarella	Director
Angela J. Panzarella

June 9, 2022	/s/ Carl E. Sassano	Director
Carl E. Sassano