Form 10-Q
period 2022-06-25
TRANSCAT INC
filed 2022-08-03
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 25, 2022

or

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of July 29, 2022 was 7,547,569.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 25,	June 26,
	2022	2021

Service Revenue	$33,876	$27,557
Distribution Sales	20,785	20,233
Total Revenue	54,661	47,790

Cost of Service Revenue	23,041	18,805
Cost of Distribution Sales	15,582	15,465
Total Cost of Revenue	38,623	34,270

Gross Profit	16,038	13,520

Selling, Marketing and Warehouse Expenses	5,820	4,997
General and Administrative Expenses	6,614	4,834
Total Operating Expenses	12,434	9,831

Operating Income	3,604	3,689

Interest and Other Expense, net	156	195

Income Before Income Taxes	3,448	3,494
Provision for (Benefit from) Income Taxes	376	(194)

Net Income	$3,072	$3,688

Basic Earnings Per Share	$0.41	$0.49
Average Shares Outstanding	7,535	7,464

Diluted Earnings Per Share	$0.40	$0.49
Average Shares Outstanding	7,629	7,593

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 25,	June 26,
	2022	2021
Net Income	$3,072	$3,688

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(440)	161
Other, net of tax effects of $(4) and $7 for the first quarter ended June 25, 2022 and June 26, 2021, respectively	(13)	21
Total Other Comprehensive (Loss) Income	(453)	182

Comprehensive Income	$2,619	$3,870

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	June 25,	March 26,
	2022	2022
ASSETS
Current Assets:
Cash	$443	$1,396
Accounts Receivable, less allowance for doubtful accounts of $482 and $460 as of June 25, 2022 and March 26, 2022, respectively	38,031	39,737
Other Receivables	533	558
Inventory, net	14,936	12,712
Prepaid Expenses and Other Current Assets	4,853	5,301
Total Current Assets	58,796	59,704
Property and Equipment, net	27,186	26,439
Goodwill	66,645	65,074
Intangible Assets, net	16,036	14,692
Right To Use Assets, net	12,546	11,026
Other Assets	830	827
Total Assets	$182,039	$177,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$12,967	$14,171
Accrued Compensation and Other Current Liabilities	8,584	11,378
Current Portion of Long-Term Debt	2,183	2,161
Total Current Liabilities	23,734	27,710
Long-Term Debt	49,595	46,291
Deferred Tax Liabilities, net	6,701	6,724
Lease Liabilities	10,807	9,194
Other Liabilities	1,650	1,667
Total Liabilities	92,487	91,586

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,546,577 and 7,529,078 shares issued and outstanding as of June 25, 2022 and March 26, 2022, respectively	3,773	3,765
Capital in Excess of Par Value	24,919	23,900
Accumulated Other Comprehensive Loss	(686)	(233)
Retained Earnings	61,546	58,744
Total Shareholders' Equity	89,552	86,176
Total Liabilities and Shareholders' Equity	$182,039	$177,762

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 25,	June 26,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$3,072	$3,688
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	10	50
Deferred Income Taxes	(23)	22
Depreciation and Amortization	2,641	1,990
Provision for Accounts Receivable and Inventory Reserves	88	290
Stock-Based Compensation Expense	828	437
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	1,578	805
Inventory	(2,118)	33
Prepaid Expenses and Other Current Assets	432	(918)
Accounts Payable	(1,218)	(1,073)
Accrued Compensation and Other Current Liabilities	(3,247)	(2,880)
Income Taxes Payable	-	(389)
Net Cash Provided by Operating Activities	2,043	2,055

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(2,399)	(1,203)
Proceeds from Sale of Property and Equipment	10	-
Business Acquisitions, net of cash acquired	(4,040)	(931)
Net Cash Used in Investing Activities	(6,429)	(2,134)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net	3,816	3,243
Repayments of Term Loan	(490)	(608)
Issuance of Common Stock	221	699
Repurchase of Common Stock	(437)	(3,377)
Net Cash Provided by (Used in) Financing Activities	3,110	(43)

Effect of Exchange Rate Changes on Cash	323	(184)

Net Decrease in Cash	(953)	(306)
Cash at Beginning of Period	1,396	560
Cash at End of Period	$443	$254

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$322	$187
Income Taxes, net	$117	$250
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for Alliance acquisition	$145	$-
Assets acquired and liabilities assumed in business combinations:
Accrued holdback consideration related to Alliance acquisition	$518	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 27, 2021	7,458	$3,729	$19,287	$(451)	$52,513	$75,078
Issuance of Common Stock	52	26	673	-	-	699
Repurchase of Common Stock	(62)	(31)	(755)	-	(2,591)	(3,377)
Stock-Based Compensation	21	10	427	-	-	437
Other Comprehensive Income	-	-	-	182	-	182
Net Income	-	-	-	-	3,688	3,688
Balance as of June 26, 2021	7,469	$3,734	$19,632	$(269)	$53,610	$76,707

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 26, 2022	7,529	$3,765	$23,900	$(233)	$58,744	$86,176
Issuance of Common Stock	8	3	363	-	-	366
Repurchase of Common Stock	(7)	(3)	(164)	-	(270)	(437)
Stock-Based Compensation	16	8	820	-	-	828
Other Comprehensive Loss	-	-	-	(453)	-	(453)
Net Income	-	-	-	-	3,072	3,072
Balance as of June 25, 2022	7,546	$3,773	$24,919	$(686)	$61,546	$89,552

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

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 26, 2022 (“fiscal year 2022”) contained in the Company’s 2022 Annual Report on Form 10-K filed with the SEC.

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

Under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include general payment terms that are between net 30 and 90 days.

Revenue recognized from prior period performance obligations for the first quarter of the fiscal year ending March 25, 2023 (“fiscal year 2023”) was immaterial. As of June 25, 2022, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of June 25, 2022 and March 26, 2022 were immaterial. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of June 25, 2022 and March 26, 2022, investment assets totaled $0.2 million, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of fiscal year 2023 and fiscal year 2022, the Company recorded non-cash stock-based compensation expense of $0.8 million and $0.4 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency gain was $0.2 million in the first quarter of fiscal year 2023 and less than $0.1 million in the first quarter of fiscal year 2022. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of fiscal years 2023 and 2022, was recognized as a component of Other Expenses in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 25, 2022, the Company had a foreign exchange contract, which matured in July 2022, outstanding in the notional amount of $3.9 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of fiscal year 2023, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. For the first quarter of fiscal year 2022, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	First Quarter Ended
	June 25,	June 26,
	2022	2021
Average Shares Outstanding – Basic	7,535	7,464
Effect of Dilutive Common Stock Equivalents	94	129
Average Shares Outstanding – Diluted	7,629	7,593
Anti-dilutive Common Stock Equivalents	145	20

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 26, 2022	$11,458	$53,616	$65,074	$647	$14,045	$14,692
Additions	-	1,783	1,783	-	2,434	2,434
Amortization	-	-	-	(51)	(1,033)	(1,084)
Currency Translation Adjustment	-	(212)	(212)	-	(6)	(6)
Net Book Value as of June 25, 2022	$11,458	$55,187	$66,645	$596	$15,440	$16,036

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

The 2021 Credit Agreement increased the revolving credit commitment (the “Revolving Credit Commitment”) from $40.0 million to $80.0 million, with a letter of credit subfacility increased from $2.0 million to $10.0 million, and extended the term of the Revolving Credit Commitment to June 2026. The 2021 Credit Agreement amended the definition of Applicable Margin (formerly Applicable Rate under the Prior Credit Agreement), which is based upon the Company’s then current leverage ratio and is used to determine interest charges on outstanding and unused borrowings under the revolving credit facility; the amendments reduced the Applicable Margins payable at the two highest leverage ratio levels. The 2021 Credit Agreement also amended the definition of Permitted Acquisitions, that is, acquisitions which are permitted under, and may be financed with proceeds of, the revolving credit facility, including increasing the aggregate purchase price for acquisitions consummated in any fiscal year from $1.0 million to $65.0 million during fiscal year 2022 and $50.0 million during any subsequent fiscal year, and adding an aggregate purchase price of $40.0 million for acquisitions consummated at any time during the term of the 2021 Credit Agreement related to businesses with a principal place of business located in the United Kingdom or the European Union.

In addition, the 2021 Credit Agreement provides that, assuming no event of default, restricted payments up to $25.0 million (increased from $10.0 million in the Prior Credit Agreement) in the aggregate and $10.0 million (increased from $3.0 million in the Prior Credit Agreement) in any single fiscal year may be used by us to repurchase our shares and pay dividends. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. The 2021 Credit Agreement also reduced the London Interbank Offered Rate (“LIBOR”) floor from 1.0% to 0.25% and included a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. The 2021 Credit Agreement also reduced the fixed interest rate on our term loan in the amount of $15.0 million (the “2018 Term Loan”) was reduced from 4.15% to 3.90%.

The 2021 Credit Agreement superseded in its entirety, the Prior Credit Agreement. Amendment Two to the Prior Credit Agreement had previously extended the term of the revolving credit facility to October 20, 2022 and increased the revolving credit commitment to $40.0 million.

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

As of June 25, 2022, $80.0 million was available under the revolving credit facility, of which $43.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first quarter of fiscal year 2023, $4.0 million was used for a business acquisition.

As of June 25, 2022, $8.0 million was outstanding on the 2018 Term Loan, of which $2.2 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% during the first quarter of fiscal year 2022 and accrue at a fixed rate of 3.90% during the second quarter of fiscal year 2022 and over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first quarter of fiscal year 2023 ranged from 1.6% to 2.8%.

Covenants: The 2021 Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the first quarter of fiscal year 2023. Our leverage ratio, as defined in the 2021 Credit Agreement, was 1.83 at June 25, 2022, compared with 1.74 at March 26, 2022.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant, which were modified by the 2021 Credit Agreement. The allowable leverage ratio under the Prior Credit Agreement for the first quarter of fiscal year 2022 was a maximum multiple of 4.0 of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation. After the first quarter of fiscal 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 25, 2022, 0.7 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first quarter of fiscal year 2023 and 2022 were $0.5 million and $1.1 million, respectively.

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

The Company achieved 82% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 28, 2020 and as a result, issued 16 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2023. The following table summarizes the non-vested restricted stock units outstanding as of June 25, 2022 (in thousands, except per unit data):

Date	Measurement	Total Number of Units	Grant Date Fair Value	Estimated Level of Achievement at
Granted	Period	Outstanding	Per Unit	June 25, 2022
October 2018	October 2018 – September 2027	7	$20.81	Time Vested
April 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – July 2023	26	$27.08	Time Vested
September 2020	September 2020 – July 2023	4	$28.54	Time Vested
September 2020	September 2020 – July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
January 2021	January 2021 – January 2024	2	$34.62	Time Vested
May 2021	May 2021 – May 2024	1	$54.21	Time Vested
June 2021	June 2021 – March 2024	10	$53.17	115% of target level
June 2021	June 2021 – March 2024	11	$53.17	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
September 2021	September 2021 – September 2022	7	$66.09	Time Vested
December 2021	December 2021 – December 2024	1	$90.41	Time Vested
January 2022	January 2022 – March 2024	2	$90.92	Time Vested
March 2022	March 2022 – March 2025	2	$76.31	Time Vested
May 2022	May 2022-March 2025	12	$63.17	100% of target level
May 2022	May 2022-March 2025	11	$63.17	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.4 million in each of the first quarters of fiscal year 2023 and fiscal year 2022. As of June 25, 2022, unearned compensation, to be recognized over the grants’ respective service periods, totaled $3.1 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first quarter of fiscal year 2023 and fiscal year 2022:

	First Quarter Ended
	June 25,	June 26,
	2022	2021

Risk-Free Interest Rate	2.32%	1.06%
Volatility Factor	38.11%	28.81%
Expected Term (in Years)	3.32	6.30
Annual Dividend Rate	0.00%	0.00%

We calculate expected volatility for stock options by taking an average of historical volatility over the expected term. The computation of expected term was determined based on safe harbor rules, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. We assume no expected dividends. Under FASB ASC Topic 718, “Compensation – Stock Compensation”, the Company has elected to account for forfeitures as they occur.

During the first quarter of fiscal year 2023, the Company granted an option for 34,000 shares of common stock in the aggregate to Company employees that vests over three years.

During the first quarter of fiscal year 2022, the Company granted an option for 10,000 shares of common stock each to two employees (20,000 shares in the aggregate) that vests over five years.

The expense related to all stock option awards was $0.4 million in the first quarter of fiscal year 2023 and less than $0.1 million in the first quarter of fiscal year 2022.

The following table summarizes the Company’s options as of and for the first quarter ended June 25, 2022 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
	Number Of	Price Per	Contractual Term	Aggregate Intrinsic
	Options	Option	(in years)	Value
Outstanding as of March 26, 2022	165	$53.27
Granted	39	$58.19
Exercised	(4)	$6.19
Forfeited	-	$-
Outstanding as of June 25, 2022	200	$54.89	7	$1,828
Exercisable as of June 25, 2022	4	$26.27	7	$141

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2023 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 25, 2022. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of June 25, 2022 was $2.4 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first quarter of fiscal year 2023 and fiscal year 2022 was $0.2 million and $2.3 million, respectively. Cash received from the exercise of options in the first quarter of fiscal year 2023 and fiscal year 2022 was less than $0.1 million and $0.6 million, respectively.

NOTE 4 – SEGMENT INFORMATION

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for the first quarter of fiscal year 2023 and fiscal year 2022 (dollars in thousands):

	First Quarter Ended
	June 25	June 26,
	2022	2021
Revenue:
Service	$33,876	$27,557
Distribution	20,785	20,233
Total	54,661	47,790

Gross Profit:
Service	10,835	8,752
Distribution	5,203	4,768
Total	16,038	13,520

Operating Expenses:
Service (1)	8,303	5,778
Distribution (1)	4,131	4,053
Total	12,434	9,831

Operating Income:
Service	2,532	2,974
Distribution	1,072	715
Total	3,604	3,689

Unallocated Amounts:
Interest and Other Expense, net	156	195
Provision for (Benefit from) Income Taxes	376	(194)
Total	532	1

Net Income	$3,072	$3,688

Geographic Data:
Revenues to Unaffiliated Customers (2):
United States (3)	$48,998	$43,912
Canada	3,986	3,646
Other International	1,677	232
Total	$54,661	$47,790

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(3)	United States includes Puerto Rico.

NOTE 5 – BUSINESS ACQUISITIONS

Alliance: Effective May 31, 2022, Transcat acquired substantially all of the assets of Charlton Jeffmont Inc., Raitz Inc. and Toolroom Calibration Inc. d/b/a Alliance Calibration (“Alliance”), an Ohio based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities.

The Alliance goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. All the goodwill and intangible assets relating to the Alliance acquisition has been allocated to the Service segment. Intangible assets related to the Alliance acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to fifteen years and are deductible for tax purposes. Amortization of goodwill related to the Alliance acquisition is deductible for tax purposes.

The purchase price for Alliance was approximately $4.7 million and was paid with $4.0 million in cash and the issuance of 2,284 shares of our common stock valued at $0.1 million. Pursuant to the asset purchase agreement, the Company held back $0.5 million of the purchase price for certain potential post-closing adjustments, and the purchase price will be subject to reduction by $0.5 million if a key customer relationship is not retained.

The purchase price allocation is subject to revision based upon our final review of intangible asset valuation assumptions, working capital adjustments, assets acquired, and liabilities assumed. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Alliance’s assets and liabilities acquired on May 31, 2022 (in thousands):

Goodwill		$1,783
Intangible Assets – Customer Base & Contracts		2,320
Intangible Assets – Covenant Not to Compete		114
		4,217
Plus:	Accounts Receivable	343
	Property and Equipment	170
Less:	Current Liabilities	(27)
Total Purchase Price		$4,703

From the date of acquisition, Alliance has contributed revenue of $0.2 million and operating income of less than $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The purchase price allocation is subject to revision based upon our final review of intangible asset valuation assumptions, and assets acquired. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Tangent’s assets and liabilities acquired on December 31, 2021 (in thousands):

Goodwill		$5,587
Intangible Assets – Customer Base & Contracts		4,150
Intangible Assets – Covenant Not to Compete		220
		9,957
Plus:	Cash	26
	Accounts Receivable	187
	Other Current Assets	16
Less:	Current Liabilities	(67)
	Deferred Tax Liability	(1,195)
Total Purchase Price		$8,924

During the first quarter of fiscal year 2023, Tangent contributed revenue of $0.6 million and operating income of less than $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The purchase price for NEXA was approximately $26.2 million and was paid with $23.9 million in cash and the issuance of 34,943 shares of our common stock valued at $2.4 million. Additionally, there are potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals. If achieved, the earn-out payments will also be made in shares of common stock unless certain criteria is met for cash payment. As of August 31, 2021 and June 25, 2022, the estimated fair value for the contingent earn-out payments, classified as Level 3 in the fair value hierarchy, was $0.2 million and included in the purchase price allocation below. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) weighted-average cost of capital of 6.60%, 2) risk-free interest rate of 0.58%, 3) asset volatility of 20.00%, and 4) forecasted revenue and EBITDA. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. For the first quarter of fiscal year 2023, there were no changes to the range of outcomes for the Monte Carlo simulation model for the valuation of the contingent consideration, no gains or losses recognized in earnings for changes in the remeasurement of the contingent consideration, and no other issuance or settlement of the contingent consideration. $0.1 million of the purchase price has been put into escrow as a holdback for indemnification claims, if any.

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

During the first quarter of fiscal year 2023, NEXA contributed revenue of $3.2 million and operating income of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

Since this operation was integrated immediately into our existing operation, Upstate Metrology’s separate operating income in undeterminable.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Alliance, Tangent, NEXA and Upstate Metrology had occurred at the beginning of fiscal year 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Quarter Ended
(in thousands except per share information)	June 25, 2022	June 26, 2021

Total Revenue	$55,014	$51,148
Net Income	$3,081	$4,108
Basic Earnings Per Share	$0.41	$0.55
Diluted Earnings Per Share	$0.40	$0.54

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition. As of June 25, 2022, $0.2 million of contingent consideration and $0.6 million of other holdback amounts unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During the first quarter of fiscal year 2023 and fiscal year 2022, no contingent consideration or other holdback amounts were paid.

During the first quarter of fiscal years 2023 and 2022, acquisition costs of less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “projects,” “seek,” “strategy,” “target,” “intends,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, the impact of the COVID-19 pandemic, inflationary impacts, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other regulated and industrial manufacturing industries, tariffs and trade relations, any impairment of our goodwill or intangible assets, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, competition in the rental market, the volatility of our stock price, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, risks related to our acquisition strategy and the integration of the businesses we acquire, volatility in our customers’ industries, changes in vendor rebate programs, supply chain delays or disruptions, the risks related to current and future indebtedness, risks related to our intellectual property, the relatively low trading volume of our common stock, foreign currency rate fluctuations, adverse weather events or other catastrophes or natural disasters, changes in tax rates, and changes in accounting standards, legal requirements and listing standards. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 26, 2022. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 26, 2022.

RESULTS OF OPERATIONS

Executive Summary

During our first quarter of fiscal year 2023, we had consolidated revenue of $54.7 million. This represented an increase of $6.9 million or 14.4% versus the first quarter of fiscal year 2022. This increase was primarily due to the recently completed acquisitions, strong demand in our Service segment’s highly-regulated end markets and improved market conditions in our Distribution segment.

Our first quarter of fiscal year 2023 gross profit was $16.0 million. This was an increase of $2.5 million or 18.6% versus the first quarter of fiscal year 2022. In addition, consolidated gross margin was 29.3%, an increase of 100 basis points, versus the first quarter of fiscal year 2022. This increase was largely the result of operating leverage on our fixed costs and accretive gross margins from recent acquisitions.

Total operating expenses were $12.4 million in the first quarter of fiscal year 2023, an increase of $2.6 million or 26.5% when compared to the prior year first quarter. Included in operating expenses during the first quarter of fiscal year 2023 were incremental operating expenses related to the acquisition of Alliance, investments in technology and higher incentive-based employee costs due to higher sales. As a percentage of total revenue, operating expenses were 22.7% in the first quarter of fiscal year 2023, up 210 basis points from 20.6% in the first quarter of fiscal year 2022. Operating income decreased by $0.1 million and operating margin decreased from 7.7% to 6.6% in the first quarter of fiscal year 2023.

Net income was $3.1 million for the first quarter of fiscal year 2023, down from $3.7 million in the first quarter of fiscal year 2022 primarily due to a higher provision from income taxes.

The following table presents, for the first quarter of fiscal year 2023 and fiscal year 2022, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 25,	June 26,
	2022	2021
As a Percentage of Total Revenue:
Service Revenue	62.0%	57.7%
Distribution Sales	38.0%	42.3%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	32.0%	31.8%
Distribution Gross Profit	25.0%	23.6%
Total Gross Profit	29.3%	28.3%

Selling, Marketing and Warehouse Expenses	10.6%	10.5%
General and Administrative Expenses	12.1%	10.1%
Total Operating Expenses	22.7%	20.6%

Operating Income	6.6%	7.7%

Interest and Other Expense, net	0.3%	0.4%

Income Before Income Taxes	6.3%	7.3%
Provision for (Benefit from) Income Taxes	0.7%	(0.4%)

Net Income	5.6%	7.7%

FIRST QUARTER ENDED JUNE 25, 2022 COMPARED TO FIRST QUARTER ENDED JUNE 26, 2021 (dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 25,	June 26,
	2022	2021	$	%
Revenue:
Service	$33,876	$27,557	$6,319	22.9%
Distribution	20,785	20,233	552	2.7%
Total	$54,661	$47,790	$6,871	14.4%

Total revenue increased $6.9 million, or 14.4%, in our fiscal year 2023 first quarter compared to the prior fiscal year first quarter.

Service revenue, which accounted for 62.0% and 57.7% of our total revenue in the first quarter of fiscal years 2023 and 2022, respectively, increased 22.9% from the first quarter of fiscal year 2022 to the first quarter of fiscal year 2023. This year-over-year increase included $3.9 million in revenue from acquisitions, and also included organic revenue growth of 8.6% driven by improvement in end market conditions and continued market share gains.

Our fiscal years 2023 and 2022 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2023	FY 2022
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	22.9%	19.6%	22.1%	20.4%	20.0%

The growth in Service segment revenue during the first quarter of fiscal year 2023 versus the first quarter of fiscal year 2022 reflected both organic growth and acquisitions.

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

The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2023 and 2022 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2023	FY 2022
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$128,324	$122,005	116,315	110,854	105,864
Service Revenue Growth	21.2%	20.5%	19.5%	17.2%	13.1%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for the first quarter of fiscal year 2023 and for each quarter during fiscal year 2022:

	FY 2023	FY 2022
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	85.4%	85.4%	84.1%	83.2%	83.1%
Outsourced	13.2%	13.1%	14.4%	15.3%	15.4%
Freight Billed to Customers	1.4%	1.5%	1.5%	1.5%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 38.0% of our total revenue in the first quarter of fiscal year 2023 and 42.3% of our total revenue in the first quarter of fiscal year 2022. During the first quarter of fiscal year 2023, Distribution segment sales showed an increase of 2.7% to $20.8 million. This increase was due to strong demand for rental orders.

Our fiscal years 2023 and 2022 Distribution sales growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2023	FY 2022
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth	2.7%	7.2%	7.2%	22.2%	27.0%

The change in the first quarter of fiscal year 2023 versus the first quarter of fiscal year 2022 for the Distribution segment reflected organic growth.

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

Our total pending product shipments at the end of the first quarter of fiscal year 2023 were $9.0 million, an increase of $0.9 million versus the end of the first quarter of fiscal year 2022 and an increase of $1.3 million since March 26, 2022. The year-over-year increase in pending product shipments and backorders was a result of the disruption to the supply of products as well as increased orders.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first quarter of fiscal year 2023 and each quarter of fiscal year 2022:

	FY 2023	FY 2022
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$9,034	$7,747	$8,854	$7,612	$8,173
% of Pending Product
Shipments that were Backorders	78.1%	83.2%	81.3%	78.1%	78.4%

Gross Profit:

	First Quarter Ended		Change
	June 25,	June 26,
	2022	2021	$	%
Gross Profit:
Service	$10,835	$8,752	$2,083	23.8%
Distribution	5,203	4,768	435	9.1%
Total	$16,038	$13,520	$2,518	18.6%

Total gross profit for the first quarter of fiscal year 2023 was $16.0 million, an increase of $2.5 million or 18.6% versus the first quarter of fiscal year 2022. Total gross margin was 29.3% in the first quarter of fiscal year 2023, up from 28.3% in the first quarter of fiscal year 2022, a 100 basis point increase.

Service gross profit in the first quarter of fiscal year 2023 increased $2.1 million, or 23.8%, from the first quarter of fiscal year 2022. Service gross margin was 32.0% in the first quarter of fiscal year 2023, a 20 basis point increase versus the first quarter of fiscal year 2022. This increase in gross margin was the result of operating leverage on our fixed costs and accretive gross margins from recent acquisitions, offset by increased start-up costs from new client-based lab implementations.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2023	FY 2022
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	32.0%	33.1%	29.7%	32.9%	31.8%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2023	FY 2022
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	25.0%	24.5%	22.5%	23.5%	23.6%

Distribution segment gross margin was 25.0% in the first quarter of fiscal year 2023 versus 23.6% in the first quarter of fiscal year 2022, a 140 basis point increase. The increase in segment gross margin was primarily due to a favorable mix of higher margin products sold and rented.

Operating Expenses:

	First Quarter Ended		Change
	June 25,	June 26,
	2022	2021	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$5,820	$4,997	$823	16.5%
General and Administrative	6,614	4,834	1,780	36.8%
Total	$12,434	$9,831	$2,603	26.5%

Total operating expenses were $12.4 million in the first quarter of fiscal year 2023 versus $9.8 million during the first quarter of fiscal year 2022. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisition, especially acquisition related amortization expense. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs from new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 22.7% in the first quarter of fiscal year 2023 and 20.6% in the first quarter of fiscal year 2022, an increase of 210 basis points.

Income Taxes:

	First Quarter Ended		Change
	June 25,	June 26,
	2022	2021	$	%
Provision for (Benefit from) Income Taxes	$376	$(194)	$570	293.8%

Our effective tax rates for the first quarter of fiscal years 2023 and 2022 were 10.9% and (5.6%), respectively. The increase in the tax provision is due to the decreased amount of discrete tax benefit from share-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first quarter of fiscal years 2023 and 2022 was $0.5 million and $1.1 million, respectively.

We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected for the entire fiscal year. We expect our total fiscal year 2023 effective tax rate to be approximately 22.0% to 24.0%.

Net Income:

	First Quarter Ended		Change
	June 25,	June 26,
	2022	2021	$	%
Net Income	$3,072	$3,688	$(616)	(16.7%)

Net income for the first quarter of fiscal year 2023 decreased $0.6 million from the first quarter of fiscal year 2022 primarily due to the increased operating expenses and a higher provision for income taxes.

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

	First Quarter Ended
	June 25,	June 26,
	2022	2021
Net Income	$3,072	$3,688
+ Interest Expense	360	189
+ Other (Income) / Expense	(204)	6
+ Tax Provision	376	(194)
Operating Income	$3,604	$3,689
+ Depreciation & Amortization	2,641	1,990
+ Transaction Expense	30	-
+ Other Income / (Expense)	204	(6)
+ Noncash Stock Compensation	828	437
Adjusted EBITDA	$7,307	$6,110

Total Adjusted EBITDA for the first quarter of fiscal year 2023 was $7.3 million, an increase of $1.2 million or 19.6% versus the first quarter of fiscal year 2022. As a percentage of revenue, Adjusted EBITDA increased to 13.4% for the first quarter of fiscal year 2023 from 12.8% for the first quarter of fiscal year 2022. The increase in Adjusted EBITDA during the first quarter of fiscal year 2023 was primarily driven by the increase in depreciation and amortization expense and noncash stock compensation expense.

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

	First Quarter Ended
	June 25,	June 26,
	2022	2021
Net Income	$3,072	$3,688
+ Amortization of Intangible Assets	1,084	620
+ Acquisition Deal Costs	299	-
+ Income Tax Effect @ 25%	(346)	(155)
Adjusted Net Income	4,109	4,153

Average Diluted Shares Outstanding	7,629	7,593

Diluted Earnings Per Share – GAAP	$0.40	$0.49

Adjusted Diluted Earnings Per Share	$0.54	$0.55

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

The 2021 Credit Agreement increased the revolving credit commitment (the “Revolving Credit Commitment”) from $40.0 million to $80.0 million, with a letter of credit subfacility increased from $2.0 million to $10.0 million, and extended the term of the Revolving Credit Commitment to June 2026. The 2021 Credit Agreement amended the definition of Applicable Margin (formerly Applicable Rate under the Prior Credit Agreement), which is based upon the Company’s then current leverage ratio and is used to determine interest charges on outstanding and unused borrowings under the revolving credit facility; the amendments reduced the Applicable Margins payable at the two highest leverage ratio levels. The 2021 Credit Agreement also amended the definition of Permitted Acquisitions, that is, acquisitions which are permitted under, and may be financed with proceeds of, the revolving credit facility, including increasing the aggregate purchase price for acquisitions consummated in any fiscal year from $1.0 million to $65.0 million during fiscal year 2022 and $50.0 million during any subsequent fiscal year, and adding an aggregate purchase price of $40.0 million for acquisitions consummated at any time during the term of the 2021 Credit Agreement related to businesses with a principal place of business located in the United Kingdom or the European Union.

In addition, the 2021 Credit Agreement provides that, assuming no event of default, restricted payments up to $25.0 million (increased from $10.0 million in the Prior Credit Agreement) in the aggregate and $10.0 million (increased from $3.0 million in the Prior Credit Agreement) in any single fiscal year may be used by us to repurchase our shares and pay dividends. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. The 2021 Credit Agreement also reduced the London Interbank Offered Rate (“LIBOR”) floor from 1.0% to 0.25% and included a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. The 2021 Credit Agreement also reduced the fixed interest rate on our term loan in the amount of $15.0 million (the “2018 Term Loan”) was reduced from 4.15% to 3.90%.

The 2021 Credit Agreement superseded in its entirety, the Prior Credit Agreement. Amendment Two to the Prior Credit Agreement had previously extended the term of the revolving credit facility to October 20, 2022 and increased the revolving credit commitment to $40.0 million.

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

As of June 25, 2022, $80.0 million was available under the revolving credit facility, of which $43.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first quarter of fiscal year 2023 and 2022, we used $4.0 million and $0.9 million, respectively, for business acquisitions.

As of June 25, 2022, $8.0 million was outstanding on the 2018 Term Loan, of which $2.2 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant, which were modified by the 2021 Credit Agreement. The allowable leverage ratio under the Prior Credit Agreement for the first quarter of fiscal year 2022 was a maximum multiple of 4.0 of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation. After the first quarter of fiscal 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0. We were in compliance with all loan covenants and requirements during the first quarter of fiscal year 2023. Our leverage ratio, as defined in the 2021 Credit Agreement, was 1.83 at June 25, 2022, compared with 1.74 at March 26, 2022

Interest on the revolving credit facility continues to accrue, at our election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% during the first quarter of fiscal year 2022 and accrue at a fixed rate of 3.90% during the second quarter of fiscal year 2022 and over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	First Quarter Ended
	June 25,	June 26,
	2022	2021
Cash Provided by (Used in):
Operating Activities	$2,043	$2,055
Investing Activities	$(6,429)	$(2,134)
Financing Activities	$3,110	$(43)

Operating Activities: Net cash provided by operations was $2.0 million during the first quarter of fiscal year 2023 compared to $2.1 million of net cash provided by operating activities during the first quarter of fiscal year 2022. The year-over-year decrease in cash provided by operations was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●	Receivables: Accounts receivable decreased by a net amount of $1.7 million during the first quarter of fiscal year 2023 inclusive of $0.3 million of accounts receivable acquired as part of the Alliance acquisition completed during the period. During the first quarter of fiscal year 2022, accounts receivable decreased by a net amount of $0.6 million during the first quarter of fiscal year 2022 inclusive of $0.2 million of accounts receivable acquired as part of the Upstate Metrology acquisition completed during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 25, 2022 and June 26, 2021 (dollars in thousands):

	June 25,	June 26,
	2022	2021
Net Sales, for the last two fiscal months	$38,321	$33,502
Accounts Receivable, net	$38,031	$33,324
Days Sales Outstanding	60	60

●	Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $2.2 million during the first quarter of fiscal year 2023. Our inventory balance remained flat during the first quarter of fiscal year 2022.

●	Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.

Accounts payable decreased $1.2 million during the first quarter of fiscal year 2023. Accounts payable decreased $1.1 million during the first quarter of fiscal year 2022. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

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

During the first quarter of fiscal year 2023, accrued compensation and other current liabilities decreased by $2.8 million. During the first quarter of fiscal year 2022, accrued compensation and other current liabilities decreased by $3.1 million. The change from the first quarter of fiscal year 2022 was largely due to the one-time annual payments of incentive based compensation accruals.

●	Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2023 income tax payable remained flat. During the first quarter of fiscal year 2022, income taxes payable decreased by $0.3 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first quarter of fiscal year 2023, we invested $2.4 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business.

During the first quarter of fiscal year 2022, we invested $1.2 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and the Company’s rental business.

During the first quarter of fiscal year 2023, we used $4.0 million for business acquisitions. During the first quarter of fiscal year 2022, we used $0.9 million for business acquisitions.

During each of the first quarters of fiscal year 2023 and fiscal year 2022, no contingent consideration or other holdback amounts were paid related to business acquisitions.

Financing Activities: During the first quarter of fiscal year 2023, $3.8 million was borrowed from our revolving line of credit and $0.2 million in cash was generated from the issuance of common stock. In addition, we used $0.5 million for scheduled repayments of our term loan and $0.4 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the quarter which are shown as a repurchase of shares of our common stock.

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

OUTLOOK

As we head into a more uncertain economic environment, we are pleased with the strong demand levels we experienced in our first quarter of fiscal year 2023. We continue to demonstrate our ability to drive growth through various economic cycles as can be seen over the past ten years and we are confident that will continue. The business continues to benefit from a predominately life science-oriented market, driven by regulation and recurring revenue streams. In the fiscal year ahead, we expect organic Service revenue growth in the high-single digit range and gross margin improvement to continue.

We expect our income tax rate to range between 22% and 24% for full fiscal year 2023. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.4 million assuming our average borrowing levels remained constant. As of June 25, 2022, $80.0 million was available under our revolving credit facility, of which $43.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of June 25, 2022, $8.0 million was outstanding on the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first quarter of fiscal year 2023 for our revolving credit facility ranged from 1.6% to 2.8%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% over the term of the loan for subsequent periods. Our revolving credit facility includes a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. On June 25, 2022, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarters of fiscal year 2023 and 2022 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between U.S. and Canadian currencies and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of the fiscal years 2023 and 2022, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 25, 2022, we had a foreign exchange contract, which matured in July 2022, outstanding in the notional amount of $3.9 million. The foreign exchange contract was renewed in July 2022 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first fiscal quarter of fiscal year 2023) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of substantially all of Alliance’s assets, on May 31, 2022, we issued to Charlton Jeffmont, Inc., an Ohio corporation, Raitz, Inc., an Ohio corporation, and Toolroom Calibration, Inc., an Ohio corporation (collectively, “Sellers”), an aggregate of 2,284 shares of our common stock. Such shares were issued pursuant to an exemption from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the acquisition agreement, the Sellers represented to the Company that they are “accredited investors” as that term is defined in Regulation D of the Securities Act. Appropriate legends stating that such shares have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom were affixed to the certificates or book entry statements evidencing such shares.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

03/27/22 - 04/23/22	-(2)	-(2)	-	-

04/24/22 - 05/21/22	-(2)	-(2)	-	-

05/22/22 - 06/25/22	6,921(2)	$63.17(2)	-	-

Total	6,921	$63.17	-	-

(1)	We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2023.

(2)	Shares of common stock withheld pursuant to the Transcat, Inc. 2021 Incentive Plan, as Amended and Restated, to cover employee tax-withholding obligations upon vesting of restricted stock unit awards that vested and stock option exercises in the first quarter of fiscal year 2023. Amounts in column (b) reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

(10)	Material Contracts
	10.1*#	Form of Award Notice of Non-Qualified Stock Options granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*		XBRL Instance Document

101.SCH*		XBRL Taxonomy Extension Schema Document

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

(104)		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Exhibit furnished with this report.
#	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 3, 2022	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2022	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)