Form 10-Q
period 2022-12-24
TRANSCAT INC
filed 2023-02-01
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 24, 2022

or

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

Yes ☐   No ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of January 27, 2023 was 7,561,512.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021

Service Revenue	$35,977	$30,237	$105,120	$87,338
Distribution Sales	21,425	20,665	63,382	61,741
Total Revenue	57,402	50,902	168,502	149,079

Cost of Service Revenue	25,184	21,254	72,005	59,891
Cost of Distribution Sales	15,818	16,012	47,292	47,421
Total Cost of Revenue	41,002	37,266	119,297	107,312

Gross Profit	16,400	13,636	49,205	41,767

Selling, Marketing and Warehouse Expenses	6,595	5,051	18,315	15,022
General and Administrative Expenses	6,642	6,224	20,497	17,117
Total Operating Expenses	13,237	11,275	38,812	32,139

Operating Income	3,163	2,361	10,393	9,628

Interest and Other Expense, net	1,039	136	1,732	581

Income Before Income Taxes	2,124	2,225	8,661	9,047
Provision for Income Taxes	523	596	1,631	715

Net Income	$1,601	$1,629	$7,030	$8,332

Basic Earnings Per Share	$0.21	$0.22	$0.93	$1.11
Average Shares Outstanding	7,559	7,519	7,547	7,487

Diluted Earnings Per Share	$0.21	$0.21	$0.92	$1.10
Average Shares Outstanding	7,666	7,653	7,644	7,599

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Net Income	$1,601	$1,629	$7,030	$8,332

Other Comprehensive Income (Loss):
Currency Translation Adjustment	393	(233)	(878)	(314)
Other, net of tax effects of $2 and $7 for the third quarter ended December 24, 2022 and December 25, 2021, respectively; and $(4) and $17 for the nine months ended December 24, 2022 and December 25, 2021, respectively	8	18	(12)	48
Total Other Comprehensive Income (Loss)	401	(215)	(890)	(266)

Comprehensive Income	$2,002	$1,414	$6,140	$8,066

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 24,	March 26,
	2022	2022
ASSETS
Current Assets:
Cash	$1,593	$1,396
Accounts Receivable, less allowance for doubtful accounts of $488 and $460 as of December 24, 2022 and March 26, 2022, respectively	37,702	39,737
Other Receivables	377	558
Inventory, net	16,884	12,712
Prepaid Expenses and Other Current Assets	4,141	5,301
Total Current Assets	60,697	59,704
Property and Equipment, net	28,334	26,439
Goodwill	68,826	65,074
Intangible Assets, net	14,843	14,692
Right To Use Assets, net	14,874	11,026
Other Assets	895	827
Total Assets	$188,469	$177,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,845	$14,171
Accrued Compensation and Other Current Liabilities	9,012	11,378
Current Portion of Long-Term Debt	2,227	2,161
Total Current Liabilities	25,084	27,710
Long-Term Debt	46,941	46,291
Deferred Tax Liabilities, net	6,672	6,724
Lease Liabilities	12,998	9,194
Other Liabilities	1,490	1,667
Total Liabilities	93,185	91,586

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,560,420 and 7,529,078 shares issued and outstanding as of December 24, 2022 and March 26, 2022, respectively	3,780	3,765
Capital in Excess of Par Value	27,123	23,900
Accumulated Other Comprehensive Loss	(1,123)	(233)
Retained Earnings	65,504	58,744
Total Shareholders' Equity	95,284	86,176
Total Liabilities and Shareholders' Equity	$188,469	$177,762

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 24,	December 25,
	2022	2021
Cash Flows from Operating Activities:
Net Income	$7,030	$8,332
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	62	113
Deferred Income Taxes	(52)	5
Depreciation and Amortization	8,243	6,899
Provision for Accounts Receivable and Inventory Reserves	174	417
Stock-Based Compensation Expense	2,757	1,681
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	1,850	1,185
Inventory	(3,589)	(1,794)
Prepaid Expenses and Other Current Assets	1,074	(3,280)
Accounts Payable	(424)	689
Accrued Compensation and Other Current Liabilities	(3,150)	(1,470)
Income Taxes Payable	-	(399)
Net Cash Provided by Operating Activities	13,975	12,378

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(7,149)	(5,861)
Proceeds from Sale of Property and Equipment	10	12
Business Acquisitions, net of cash acquired	(8,306)	(20,910)
Net Cash Used in Investing Activities	(15,445)	(26,759)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net	2,286	22,760
Repayments of Term Loan	(1,570)	(1,565)
Issuance of Common Stock	503	1,354
Repurchase of Common Stock	(437)	(5,649)
Net Cash Provided by Financing Activities	782	16,900

Effect of Exchange Rate Changes on Cash	885	(300)

Net Increase in Cash	197	2,219
Cash at Beginning of Period	1,396	560
Cash at End of Period	$1,593	$2,779

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$1,510	$531
Income Taxes, net	$957	$3,263
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$145	$2,368
Assets acquired and liabilities assumed in business combinations:
Accrued contingent consideration related to NEXA acquisition	$-	$153
Accrued holdback consideration related to Alliance acquisition	$518	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 27, 2021	7,458	$3,729	$19,287	$(451)	$52,513	$75,078
Issuance of Common Stock	52	26	673	-	-	699
Repurchase of Common Stock	(62)	(31)	(755)	-	(2,591)	(3,377)
Stock-Based Compensation	21	10	427	-	-	437
Other Comprehensive Income	-	-	-	182	-	182
Net Income	-	-	-	-	3,688	3,688
Balance as of June 26, 2021	7,469	$3,734	$19,632	$(269)	$53,610	$76,707
Issuance of Common Stock	72	36	2,871	-	-	2,907
Repurchase of Common Stock	(35)	(18)	(403)	-	(1,851)	(2,272)
Stock-Based Compensation	12	7	613	-	-	620
Other Comprehensive Loss	-	-	-	(233)	-	(233)
Net Income	-	-	-	-	3,015	3,015
Balance as of September 25, 2021	7,518	$3,759	$22,713	$(502)	$54,774	$80,744
Issuance of Common Stock	2	1	115	-	-	116
Stock-Based Compensation	1	-	624	-	-	624
Other Comprehensive Loss	-	-	-	(215)	-	(215)
Net Income	-	-	-	-	1,629	1,629
Balance as of December 25, 2021	7,521	$3,760	$23,452	$(717)	$56,403	$82,898

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 26, 2022	7,529	$3,765	$23,900	$(233)	$58,744	$86,176
Issuance of Common Stock	8	3	363	-	-	366
Repurchase of Common Stock	(7)	(3)	(164)	-	(270)	(437)
Stock-Based Compensation	16	8	820	-	-	828
Other Comprehensive Loss	-	-	-	(453)	-	(453)
Net Income	-	-	-	-	3,072	3,072
Balance as of June 25, 2022	7,546	$3,773	$24,919	$(686)	$61,546	$89,552
Issuance of Common Stock	3	2	141	-	-	143
Stock-Based Compensation	9	4	1,110	-	-	1,114
Other Comprehensive Loss	-	-	-	(838)	-	(838)
Net Income	-	-	-	-	2,357	2,357
Balance as of September 24, 2022	7,558	$3,779	$26,170	$(1,524)	$63,903	$92,328
Issuance of Common Stock	1	-	139	-	-	139
Stock-Based Compensation	1	1	814	-	-	815
Other Comprehensive Income	-	-	-	401	-	401
Net Income	-	-	-	-	1,601	1,601
Balance as of December 24, 2022	7,560	$3,780	$27,123	$(1,123)	$65,504	$95,284

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

Revenue recognized from prior period performance obligations for the third quarter of the fiscal year ending March 25, 2023 (“fiscal year 2023”) was immaterial. As of December 24, 2022, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of December 24, 2022 and March 26, 2022 were immaterial. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of December 24, 2022 and March 26, 2022, investment assets totaled $0.2 million, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of each award. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal year 2023 and fiscal year 2022, the Company recorded non-cash stock-based compensation expense of $2.8 million and $1.7 million, respectively, in the Consolidated Statements of Income.

Foreign Currency Translation and Transactions: The accounts of Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management), an Irish company, Galium Limited (d/b/a Complete Calibrations), an Irish company, and Transcat Canada Inc., all of which are wholly-owned subsidiaries of the Company, are maintained in the local currencies, the Euro, Euro and Canadian dollar, respectively, and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Cal OpEx Limited’s, Galium Limited's and Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive loss component of shareholders’ equity.

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was less than $0.1 million in each of the first nine months of fiscal year 2023 and fiscal year 2022. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.3 million and less than $0.1 million during the first nine months of fiscal years 2023 and 2022, respectively, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 24, 2022, the Company had a foreign exchange contract, which matured in January 2023, outstanding in the notional amount of $3.0 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

For the third quarter of fiscal year 2023, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the third quarter of fiscal year 2022, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. For the first nine months of fiscal year 2023, and fiscal year 2022, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Third Quarter Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Average Shares Outstanding – Basic	7,559	7,519	7,547	7,487
Effect of Dilutive Common Stock Equivalents	107	134	97	112
Average Shares Outstanding – Diluted	7,666	7,653	7,644	7,599
Anti-dilutive Common Stock Equivalents	148	-	163	100

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 26, 2022	$11,458	$53,616	$65,074	$647	$14,045	$14,692
Additions	-	4,496	4,496	-	3,576	3,576
Measurement Period Adjustments	-	(203)	(203)	-	-	-
Amortization	-	-	-	(152)	(3,259)	(3,411)
Currency Translation Adjustment	-	(541)	(541)	-	(14)	(14)
Net Book Value as of December 24, 2022	$11,458	$57,368	$68,826	$495	$14,348	$14,843

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

As of December 24, 2022, $80.0 million was available under the revolving credit facility, of which $42.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first nine months of fiscal year 2023, $8.3 million was used for three business acquisitions.

As of December 24, 2022, $7.0 million was outstanding on the 2018 Term Loan, of which $2.2 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% during the first quarter of fiscal year 2022 and accrued at a fixed rate of 3.90% during the second quarter of fiscal year 2022 and accrues at a fixed rate of 3.90% over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first nine months of fiscal year 2023 ranged from 1.6% to 6.0%.

Covenants: The 2021 Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during the third quarter of fiscal year 2023. Our leverage ratio, as defined in the 2021 Credit Agreement, was 1.66 at December 24, 2022, compared with 1.74 at March 26, 2022.

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

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 24, 2022, 0.7 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first nine months of fiscal year 2023 and fiscal year 2022 were $0.5 million and $1.7 million, respectively.

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

The Company achieved 82% of the target level for the performance-based restricted stock units granted in the fiscal year ended March 28, 2020 and as a result, issued 16 thousand shares of common stock to executive officers and certain key employees during the first quarter of fiscal year 2023. The following table summarizes the non-vested restricted stock units outstanding as of December 24, 2022 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	December 24, 2022
October 2018	October 2018 – September 2027	6	$20.81	Time Vested
April 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – July 2023	26	$27.08	Time Vested
September 2020	September 2020 – July 2023	4	$28.54	Time Vested
September 2020	September 2020 – July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
January 2021	January 2021 – January 2024	1	$34.62	Time Vested
May 2021	May 2021 – May 2024	1	$54.21	Time Vested
June 2021	June 2021 – March 2024	10	$53.17	150% of target level
June 2021	June 2021 – March 2024	11	$53.17	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
December 2021	December 2021 – December 2024	1	$90.41	Time Vested
January 2022	January 2022 – March 2024	2	$90.92	Time Vested
March 2022	March 2022 – March 2025	2	$76.31	Time Vested
May 2022	May 2022-March 2025	12	$63.17	100% of target level
May 2022	May 2022-March 2025	11	$63.17	Time Vested
August 2022	August 2022-August 2025	1	$78.04	Time Vested
December 2022	December 2022 -December 2025	1	$81.26	Time Vested
December 2022	December 2022 - December 2025	1	$67.48	Time Vested
September 2022	September 2022-September 2023	5	$73.80	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $1.7 million and $1.2 million in the first nine months of fiscal year 2023 and fiscal year 2022, respectively. As of December 24, 2022, unearned compensation, to be recognized over the grants’ respective service periods, totaled $2.7 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. There were no stock options granted during the three months ended December 24, 2022 and December 25, 2021.  The following weighted-average assumptions were used to value options granted during the first nine months of fiscal year 2023 and fiscal year 2022:

	Nine Months Ended
	December 24,	December 25,
	2022	2021

Risk-Free Interest Rate	2.65%	1.00%
Volatility Factor	37.62%	29.95%
Expected Term (in Years)	4.58	6.38
Annual Dividend Rate	0.00%	0.00%

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

During the first nine months of fiscal year 2023, the Company granted options for 46,000 shares of common stock in the aggregate to Company employees that vest over three years and an option for 10,000 shares of common stock to a Board of Directors member that vests over five years.

During the first nine months of fiscal year 2022, the Company granted options for 25,000 shares of common stock in the aggregate to Company employees that vest over three to five years, an option for 2,000 shares of common stock each to five employees (10,000 shares in the aggregate) that vests over three years and options for 90,000 shares of common stock in the aggregate to Company employees that vest over five years.

The expense related to all stock option awards was $1.1 million in the first nine months of fiscal year 2023 and $0.4 million in the first nine months of fiscal year 2022.

The following table summarizes the Company’s options as of and for the first nine months ended December 24, 2022 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 26, 2022	165	$53.27
Granted	56	$62.46
Exercised	(4)	$6.19
Forfeited	-	$-
Outstanding as of December 24, 2022	217	$56.25	7	$2,980
Exercisable as of December 24, 2022	28	$53.76	9	$454

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2023 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 24, 2022. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of December 24, 2022 was $2.2 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first nine months of fiscal year 2023 and fiscal year 2022 was $0.2 million and $6.9 million, respectively. Cash received from the exercise of options in the first nine months of fiscal year 2023 and fiscal year 2022 was less than $0.1 million and $1.0 million, respectively.

NOTE 4 – SEGMENT INFORMATION

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for the third quarter and first nine months of fiscal year 2023 and fiscal year 2022 (dollars in thousands):

	Third Quarter Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
Revenue:
Service	$35,977	$30,237	$105,120	$87,338
Distribution	21,425	20,665	63,382	61,741
Total	57,402	50,902	168,502	149,079

Gross Profit:
Service	10,793	8,983	33,115	27,447
Distribution	5,607	4,653	16,090	14,320
Total	16,400	13,636	49,205	41,767

Operating Expenses:
Service (1)	8,957	7,322	26,240	20,165
Distribution (1)	4,280	3,953	12,572	11,974
Total	13,237	11,275	38,812	32,139

Operating Income:
Service	1,836	1,661	6,875	7,282
Distribution	1,327	700	3,518	2,346
Total	3,163	2,361	10,393	9,628

Unallocated Amounts:
Interest and Other Expense, net	1,039	136	1,732	581
Provision for Income Taxes	523	596	1,631	715
Total	1,562	732	3,363	1,296

Net Income	$1,601	$1,629	$7,030	$8,332

Geographic Data:
Revenues to Unaffiliated Customers (2)
United States (3)	$51,209	$46,005	$151,242	$136,359
Canada	4,221	3,749	12,075	10,849
Other International	1,972	1,148	5,185	1,871
Total	$57,402	$50,902	$168,502	$149,079

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Revenues to unaffiliated customers are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(3)	United States includes Puerto Rico.

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

All the goodwill related to the Complete Calibrations acquisition has been allocated to the Service segment. Amortization of goodwill related to the Complete Calibrations acquisition is not deductible for tax purposes.  The goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition.

The total purchase price paid for Complete Calibrations was approximately $1.2 million in cash.  In connection with this transaction, the Company also entered into a Technology License Agreement with Calibration Robots Limited, an Irish company and related party to Complete Calibrations, for the use of their proprietary robotics in completing calibrations.  The Technology License Agreement includes transactional royalties in the amount of 3 Euros ($3) per calibration performed by technology covered under this license agreement, with a royalty term of up to ten years commencing from the earlier of (i) the date on which cumulative revenue earned from technology covered under this license agreement equals 0.75 million Euros ($0.80 million), and (ii) March 28, 2024.  In addition to the transactional royalties, as long as a key employee is employed by the Company, there is an annual royalty fee of 0.1 million Euros ($0.1 million).  For purposes of this paragraph, we used a conversion rate of 1.0617 to convert Euro to U.S. dollar as of December 24, 2022.

The purchase price allocation is subject to revision based upon our final review of assets acquired, and liabilities assumed. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Complete Calibrations’ assets and liabilities acquired on September 28, 2022 (in thousands):

Goodwill		$1,123
Plus:	Cash	10
	Inventory	44
Total Purchase Price		$1,177

From the date of acquisition, Complete Calibrations has contributed revenue of $0.1 million and operating income of less than $0.1 million.

e2b: Effective September 27, 2022, Transcat acquired substantially all of the assets of e2b Calibration (“e2b”), an Ohio based provider of calibration services.  This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities.

The e2b goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. All the goodwill and intangible assets relating to the e2b acquisition has been allocated to the Service segment. Intangible assets related to the e2b acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to fifteen years and are deductible for tax purposes. Amortization of goodwill related to the e2b acquisition is deductible for tax purposes.

The total purchase price paid for the assets of e2b was approximately $3.1 million in cash.  Pursuant to the asset purchase agreement, the Company has $0.9 million of the purchase price in escrow for certain potential post-closing adjustments.

The purchase price allocation is subject to revision based upon our final review of intangible asset valuation assumptions, working capital adjustments, assets acquired, and liabilities assumed. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of e2b’s assets and liabilities acquired on September 27, 2022 (in thousands):

Goodwill		$1,590
Intangible Assets – Customer Base & Contracts		746
Intangible Assets – Covenant Not to Compete		396
		2,732
Plus:	Accounts Receivable	361
	Other Current Assets	24
	Property and Equipment	103
Less:	Current Liabilities	(121)
Total Purchase Price		$3,099

From the date of acquisition, e2b has contributed revenue of $0.9 million and operating income of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

From the date of acquisition, Alliance has contributed revenue of $1.3 million and operating income of $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The purchase price for Tangent was approximately $8.9 million, all paid in cash, and is subject to certain customary holdback provisions and a portion of which was placed in escrow to secure the sellers’ obligations in the event that a key employee terminates employment with Tangent on or before the first anniversary of the closing of the transaction.  $7.9 million was paid in cash and $1.0 million of the purchase price has been put into escrow for indemnification claims, if any.

During the second quarter of fiscal year 2023, the key employee terminated their employment with the Company.  As a result, the Company took $0.2 million out of the escrow account and it was recorded as a gain in the Company's Consolidated Statement of Income.

During the second quarter of fiscal year 2023, a measurement period adjustment was recorded to recognize the fair value of Property and Equipment acquired, with a corresponding reduction to Goodwill. There was no remeasurement period adjustment in the third quarter of fiscal year 2023. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Tangent’s assets and liabilities acquired on December 31, 2021 (in thousands):

Goodwill		$5,385
Intangible Assets – Customer Base & Contracts		4,150
Intangible Assets – Covenant Not to Compete		220
		9,755
Plus:	Cash	26
	Accounts Receivable	187
	Other Current Assets	16
	Property and Equipment	203
Less:	Current Liabilities	(68)
	Deferred Tax Liability	(1,195)
Total Purchase Price		$8,924

During the first nine months of fiscal year 2023, Tangent contributed revenue of $1.7 million and operating loss of less than $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The purchase price for NEXA was approximately $26.2 million and was paid with $23.9 million in cash and the issuance of 34,943 shares of our common stock valued at $2.4 million. Additionally, there are potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals. If achieved, the earn-out payments will also be made in shares of common stock unless certain criteria is met for cash payment. As of August 31, 2021 the estimated fair value for the contingent earn-out payments, classified as Level 3 in the fair value hierarchy, was $0.2 million and included in the purchase price allocation below. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) weighted-average cost of capital of 6.60%, 2) risk-free interest rate of 0.58%, 3) asset volatility of 20.00%, and 4) forecasted revenue and EBITDA. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company's Consolidated Statements of Income.  During the second quarter of fiscal year 2023, the Company reduced the contingent consideration down to zero.  As a result of remeasurement, the change was included in the Company’s Consolidated Statements of Income.  There were no remeasurement adjustments during the third quarter of fiscal year 2023. $0.1 million of the purchase price has been put into escrow for indemnification claims, if any.

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

During the first nine months of fiscal year 2023, NEXA contributed revenue of $9.8 million and operating income of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

Upstate Metrology: Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology Inc. (“Upstate Metrology”), a New York based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that can leverage the Company’s already existing operating infrastructure.

All the goodwill related to the Upstate Metrology acquisition has been allocated to the Service segment. Amortization of goodwill related to the Upstate Metrology acquisition is deductible for tax purposes.  The goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition.

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

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Complete Calibrations, e2b, Alliance, Tangent, NEXA and Upstate Metrology had occurred at the beginning of fiscal year 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
(in thousands except per share information)	December 24, 2022	December 25, 2021	December 24, 2022	December 25, 2021

Total Revenue	$57,402	$52,760	$170,648	$158,848
Net Income	$1,601	$1,648	$7,245	$9,749
Basic Earnings Per Share	$0.21	$0.22	$0.96	$1.30
Diluted Earnings Per Share	$0.21	$0.22	$0.95	$1.28

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition.  There is uncertainty of the fair value measurement from the use of significant unobservable inputs if those inputs reasonably could have been different at the reporting date. Changes in those significant unobservable inputs to a different amount might result in a significantly higher or lower fair value.  As of December 24, 2022, $0.5 million of other holdback amounts unpaid are reflected in current liabilities on the Consolidated Balance Sheets. During the first nine months of fiscal year 2023 and fiscal year 2022, no contingent consideration or other holdback amounts were paid.

During the first nine months of fiscal year 2023, acquisition costs of $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.  During the first nine months of fiscal year 2022, acquisition costs were $0.9 million.

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

RESULTS OF OPERATIONS

Executive Summary

During our third quarter of fiscal year 2023, we had consolidated revenue of $57.4 million. This represented an increase of $6.5 million or 12.8% versus the third quarter of fiscal year 2022. This increase was primarily due to the recently completed acquisitions, strong demand in our Service segment’s highly-regulated end markets and improved market conditions in our Distribution segment, especially rentals.

Our third quarter of fiscal year 2023 gross profit was $16.4 million. This was an increase of $2.8 million or 20.3% versus the third quarter of fiscal year 2022. In addition, consolidated gross margin was 28.6%, an increase of 180 basis points, versus the third quarter of fiscal year 2022. This increase was largely the result of operating leverage on our fixed costs and accretive gross margins from our rental business.

Total operating expenses were $13.2 million in the third quarter of fiscal year 2023, an increase of $2.0 million or 17.4% when compared to the prior year third quarter. Included in operating expenses during the third quarter of fiscal year 2023 were incremental operating expenses related to the acquisitions of Alliance, e2b and Complete Calibrations, investments in technology and higher incentive-based employee costs due to higher sales. As a percentage of total revenue, operating expenses were 23.1% in the third quarter of fiscal year 2023, up 90 basis points from 22.2% in the third quarter of fiscal year 2022. Operating income was $3.2 million, an increase of $0.8 million, or 34.0% and operating margin increased from 4.6% to 5.5% in the third quarter of fiscal year 2023.

Net income was $1.6 million for each of the third quarter of fiscal year 2023 and fiscal year 2022.  The difference between higher operating income and flat net income compared to the prior period is due to higher interest expense.

The following table presents, for the third quarter of fiscal year 2023 and fiscal year 2022, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 24,	December 25,	December 24,	December 25,
	2022	2021	2022	2021
As a Percentage of Total Revenue:
Service Revenue	62.7%	59.4%	62.4%	58.6%
Distribution Sales	37.3%	40.6%	37.6%	41.4%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	30.0%	29.7%	31.5%	31.4%
Distribution Gross Profit	26.2%	22.5%	25.4%	23.2%
Total Gross Profit	28.6%	26.8%	29.2%	28.0%

Selling, Marketing and Warehouse Expenses	11.5%	10.0%	10.9%	10.1%
General and Administrative Expenses	11.6%	12.2%	12.1%	11.4%
Total Operating Expenses	23.1%	22.2%	23.0%	21.5%

Operating Income	5.5%	4.6%	6.2%	6.5%

Interest and Other Expense, net	1.8%	0.2%	1.0%	0.4%

Income Before Income Taxes	3.7%	4.4%	5.2%	6.1%
Provision for Income Taxes	0.9%	1.2%	1.0%	0.5%

Net Income	2.8%	3.2%	4.2%	5.6%

Third Quarter Ended December 24, 2022 COMPARED TO Third Quarter Ended December 25, 2021 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 24,	December 25,
	2022	2021	$	%
Revenue:
Service	$35,977	$30,237	$5,740	19.0%
Distribution	21,425	20,665	760	3.7%
Total	$57,402	$50,902	$6,500	12.8%

Total revenue was $57.4 million, an increase of $6.5 million, or 12.8%, in our fiscal year 2023 third quarter compared to the prior fiscal year third quarter.

Service revenue, which accounted for 62.7% and 59.4% of our total revenue in the third quarter of fiscal years 2023 and 2022, respectively, increased 19.0% from the third quarter of fiscal year 2022 to the third quarter of fiscal year 2023. This year-over-year increase included $2.1 million in revenue from acquisitions, and also included organic revenue growth of 12.0% driven by improvement in end market conditions and continued market share gains.

Our fiscal years 2023 and 2022 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2023			FY 2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	19.0%	19.4%	22.9%	19.6%	22.1%	20.4%	20.0%

The growth in Service segment revenue during the third quarter of fiscal year 2023 versus the third quarter of fiscal year 2022 reflected both organic growth and acquisitions.

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

The following table presents the trailing twelve-month Service segment revenue for the first, second and third quarter of fiscal year 2023 and each quarter in fiscal year 2022 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2023			FY 2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$139,787	$134,047	$128,324	$122,005	$116,315	$110,854	$105,864
Service Revenue Growth	20.2%	20.9%	21.2%	20.5%	19.5%	17.2%	13.1%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for the first, second and third quarter of fiscal year 2023 and for each quarter during fiscal year 2022:

	FY 2023			FY 2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	86.2%	86.2%	85.4%	85.4%	84.1%	83.2%	83.1%
Outsourced	12.6%	12.6%	13.2%	13.1%	14.4%	15.3%	15.4%
Freight Billed to Customers	1.2%	1.2%	1.4%	1.5%	1.5%	1.5%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 37.3% of our total revenue in the third quarter of fiscal year 2023 and 40.6% of our total revenue in the third quarter of fiscal year 2022. During the third quarter of fiscal year 2023, Distribution segment sales showed an increase of 3.7% or $0.8 million to $21.4 million. This increase was primarily due to strong demand for rental orders.

Our fiscal years 2023 and 2022 Distribution sales growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2023			FY 2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth	3.7%	1.6%	2.7%	7.2%	7.2%	22.2%	27.0%

The change in the third quarter of fiscal year 2023 versus the third quarter of fiscal year 2022 for the Distribution segment reflected organic growth.

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

Our total pending product shipments at the end of the third quarter of fiscal year 2023 were $9.5 million, an increase of $0.6 million versus the end of the third quarter of fiscal year 2022 and an increase of $1.8 million since March 26, 2022. The year-over-year increase in pending product shipments and backorders was a result of the disruption to the supply of products as well as increased orders.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first, second and third quarter of fiscal year 2023 and each quarter of fiscal year 2022:

	FY 2023			FY 2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$9,543	$9,116	$9,034	$7,747	$8,943	$7,707	$8,272
% of Pending Product
Shipments that were Backorders	78.4%	80.8%	78.1%	83.2%	80.5%	77.2%	77.5%

Gross Profit:

	Third Quarter Ended		Change
	December 24,	December 25,
	2022	2021	$	%
Gross Profit:
Service	$10,793	$8,983	$1,810	20.1%
Distribution	5,607	4,653	954	20.5%
Total	$16,400	$13,636	$2,764	20.3%

Total gross profit for the third quarter of fiscal year 2023 was $16.4 million, an increase of $2.8 million or 20.3% versus the third quarter of fiscal year 2022. Total gross margin was 28.6% in the third quarter of fiscal year 2023, up from 26.8% in the third quarter of fiscal year 2022, a 180 basis point increase.

Service gross profit in the third quarter of fiscal year 2023 increased $1.8 million, or 20.1%, from the third quarter of fiscal year 2022. Service gross margin was 30.0% in the third quarter of fiscal year 2023, a 30 basis point increase versus the third quarter of fiscal year 2022. This increase in gross margin was the result of improved productivity offset by increased start-up costs from new client-based lab implementations.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2023			FY 2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	30.0%	32.6%	32.0%	33.1%	29.7%	32.9%	31.8%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2023			FY 2022
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	26.2%	24.9%	25.0%	24.5%	22.5%	23.5%	23.6%

Distribution segment gross margin was 26.2% in the third quarter of fiscal year 2023 versus 22.5% in the third quarter of fiscal year 2022, a 370 basis point increase. The increase in segment gross margin was primarily due to a favorable mix of higher margin products sold and rented.

Operating Expenses:

	Third Quarter Ended		Change
	December 24,	December 25,
	2022	2021	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$6,595	$5,051	$1,544	30.6%
General and Administrative	6,642	6,224	418	6.7%
Total	$13,237	$11,275	$1,962	17.4%

Total operating expenses were $13.2 million in the third quarter of fiscal year 2023 versus $11.3 million during the third quarter of fiscal year 2022. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 23.1% in the third quarter of fiscal year 2023 and 22.2% in the third quarter of fiscal year 2022, an increase of 90 basis points.

Income Taxes:

	Third Quarter Ended		Change
	December 24,	December 25,
	2022	2021	$	%
Provision for Income Taxes	$523	$596	$(73)	(12.2)%

Our effective tax rate for the third quarter of fiscal years 2023 and 2022 was 24.6% and 26.8%, respectively. The decrease in the tax provision is due to the mix of net income by country. Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in each of the third quarter of fiscal years 2023 and 2022 was less than $0.1 million.

Net Income:

	Third Quarter Ended		Change
	December 24,	December 25,
	2022	2021	$	%
Net Income	$1,601	$1,629	$(28)	(1.7)%

Net income for the third quarter of fiscal year 2023 was flat compared to the third quarter of fiscal year 2022.  This is primarily due to higher operating income offset by increased interest expense.

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

	Third Quarter Ended
	December 24,	December 25,
	2022	2021
Net Income	$1,601	$1,629
+ Interest Expense	726	194
+ Other (Income) / Expense	313	(58)
+ Tax Provision	523	596
Operating Income	$3,163	$2,361
+ Depreciation & Amortization	2,824	2,368
+ Transaction Expense	96	55
+ Other Income / (Expense)	(313)	58
+ Noncash Stock Compensation	815	624
Adjusted EBITDA	$6,585	$5,466

Total Adjusted EBITDA for the third quarter of fiscal year 2023 was $6.6 million, an increase of $1.1 million or 20.5% versus the third quarter of fiscal year 2022. As a percentage of revenue, Adjusted EBITDA increased to 11.5% for the third quarter of fiscal year 2023 from 10.7% for the third quarter of fiscal year 2022. The increase in Adjusted EBITDA during the third quarter of fiscal year 2023 was primarily driven by the increase in depreciation and amortization expense and interest expense.

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

	Third Quarter Ended
	December 24,	December 25,
	2022	2021
Net Income	$1,601	$1,629
+ Amortization of Intangible Assets	1,180	947
+ Acquisition Amortization of Backlog	-	300
+ Acquisition Deal Costs	254	293
+ Income Tax Effect @ 25%	(359)	(385)
Adjusted Net Income	2,676	2,784

Average Diluted Shares Outstanding	7,666	7,653

Diluted Earnings Per Share – GAAP	$0.21	$0.21

Adjusted Diluted Earnings Per Share	$0.35	$0.36

nine months ended December 24, 2022 COMPARED TO nine months ended December 25, 2021:

Revenue:

	Nine Months Ended		Change
(dollars in thousands)	December 24,	December 25,
	2022	2021	$	%
Revenue:
Service	$105,120	$87,338	$17,782	20.4%
Distribution	63,382	61,741	1,641	2.7%
Total	$168,502	$149,079	$19,423	13.0%

Service revenue, which accounted for 62.4% of our total revenue during the first nine months of fiscal year 2023 and 58.6% of our total revenue during the first nine months of fiscal year 2022, increased $17.8 million, or 20.4%, from the first nine months of fiscal year 2022 compared to the first nine months of fiscal year 2023. This year-over-year increase reflected increased demand from the life sciences and other highly-regulated end markets and included $9.0 million of incremental revenue from acquisitions.

Our Distribution sales accounted for 37.6% and 41.4% of our total revenue in the first nine months of fiscal years 2023 and 2022, respectively. For the first nine months of fiscal year 2023, Distribution sales increased $1.6 million, or 2.7%, compared to the first nine months of fiscal year 2022. This increase in revenue was due to increased orders in the first nine months of fiscal year 2023 and strong demand for rental orders.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	December 24,	December 25,
	2022	2021	$	%
Gross Profit:
Service	$33,115	$27,447	$5,668	20.7%
Distribution	16,090	14,320	1,770	12.4%
Total	$49,205	$41,767	$7,438	17.8%

Total gross profit for the first nine months of fiscal year 2023 was $49.2 million, an increase of $7.4 million or 17.8% versus the first nine months of fiscal year 2022. Total gross margin was 29.2%, a 120 basis points increase compared to 28.0% in the first nine months of fiscal year 2022. This increase in gross margin was primarily due to operating leverage on our fixed cost base in the Service segment and a favorable mix of products sold and rented in the Distribution segment.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	December 24,	December 25,
	2022	2021	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$18,315	$15,022	$3,293	21.9%
General and Administrative	$20,497	17,117	3,380	19.7%
Total	$38,812	$32,139	$6,673	20.8%

Total operating expenses for the first nine months of fiscal year 2023 were $38.8 million, an increase of $6.7 million or 20.8% versus the first nine months of fiscal year 2022. The year-over-year increase in selling, marketing and warehouse was due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs from new employees and continued investments in technology.  As a percentage of total revenue, operating expenses during the first nine months of fiscal year 2023 were 23.0%, compared to 21.6% in the first nine months of fiscal year 2022, an increase of 140 basis points.

Provision for Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	December 24,	December 25,
	2022	2021	$	%
Provision for Income Taxes	$1,631	$715	$916	128.1%

Our effective tax rates for the first nine months of fiscal years 2023 and 2022 were 18.8% and 7.9%, respectively. The increase in our tax rate is due to the decreased discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first nine months of fiscal years 2023 and 2022 were $0.5 million and $1.7 million, respectively.

Net Income:

	Nine Months Ended		Change
	December 24,	December 25,
	2022	2021	$	%
Net Income	$7,030	$8,332	$(1,302)	(15.6)%

Net income for the first nine months of fiscal year 2023 was $7.0 million, a decrease of $1.3 million or 15.6% versus the first nine months of fiscal year 2022. The year over year decrease in net income was due higher operating income offset by higher operating expenses, higher interest expense and a higher provision for income taxes.

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

	Nine Months Ended
(dollars in thousands)	December 24,	December 25,
	2022	2021
Net Income	$7,030	$8,332
+ Interest Expense	1,636	552
+ Other Expense	96	29
+ Tax Provision	1,631	715
Operating Income	10,393	9,628
+ Depreciation & Amortization	8,243	6,499
+ Transaction Expense	126	876
+ Other Expense	(96)	(29)
+ Noncash Stock Compensation	2,757	1,681
Adjusted EBITDA	$21,423	$18,655

During the first nine months of fiscal year 2023, Adjusted EBITDA was $21.4 million, an increase of $2.8 million or 14.8% versus the first nine months of fiscal year 2022. As a percentage of revenue, Adjusted EBITDA was 12.7% for the first nine months of fiscal year 2023 compared to 12.5% for the first nine months of fiscal year 2022. The increase in Adjusted EBITDA during the first nine months of fiscal year 2023 was primarily driven by the increase in interest expense, tax provision, depreciation and amortization expense and noncash stock compensation expense.

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

	Nine Months Ended
	December 24,	December 25,
	2022	2021
Net Income	$7,030	$8,332
+ Amortization of Intangible Assets	3,411	2,296
+ Acquisition Amortization of Backlog	-	400
+ Acquisition Deal Costs	792	1,193
+ Income Tax Effect @ 25%	(1,051)	(972)
Adjusted Net Income	10,182	11,249

Average Diluted Shares Outstanding	7,644	7,599

Diluted Earnings Per Share – GAAP	$0.92	$1.10

Adjusted Diluted Earnings Per Share	$1.33	$1.48

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

As of December 24, 2022, $80.0 million was available under the revolving credit facility, of which $42.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first nine months of fiscal year 2023 and 2022, we used $8.3 million and $20.9 million, respectively, for business acquisitions.

As of December 24, 2022, $7.0 million was outstanding on the 2018 Term Loan, of which $2.2 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant, which were modified by the 2021 Credit Agreement. The allowable leverage ratio under the Prior Credit Agreement for the first quarter of fiscal year 2022 was a maximum multiple of 4.0 of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation. After the first quarter of fiscal year 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0. We were in compliance with all loan covenants and requirements during the third quarter of fiscal year 2023. Our leverage ratio, as defined in the 2021 Credit Agreement, was 1.66 at December 24, 2022, compared with 1.74 at March 26, 2022

Interest on the revolving credit facility continues to accrue, at our election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% during the first quarter of fiscal year 2022 and accrue at a fixed rate of 3.90% during the second quarter of fiscal year 2022 and over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended
	December 24,	December 25,
	2022	2021
Cash Provided by (Used in):
Operating Activities	$13,975	$12,378
Investing Activities	$(15,445)	$(26,759)
Financing Activities	$782	$16,900

Operating Activities: Net cash provided by operations was $14.0 million during the first nine months of fiscal year 2023 compared to $12.4 million of net cash provided by operating activities during the first nine months of fiscal year 2022. The year-over-year increase in cash provided by operations was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable decreased $2.0 million during the first nine months of fiscal year 2023 inclusive of $0.7 million of accounts receivable acquired during the period. During the first nine months of fiscal year 2022, accounts receivable increased by a net amount of $0.8 million inclusive of $2.6 million of accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of December 24, 2022 and December 25, 2021 (dollars in thousands):

	December 24,	December 25,
	2022	2021
Net Sales, for the last two fiscal months	$40,088	$34,743
Accounts Receivable, net	$37,702	$34,702
Days Sales Outstanding	59	63

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $4.2 million during the first nine months of fiscal year 2023. Our inventory balance increased by $2.2 million during the first nine months of fiscal year 2022.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.

Accounts payable decreased $0.3 million during the first nine months of fiscal year 2023 inclusive of $0.1 million of accounts payable acquired during the period.  Accounts payable increased $0.7 million during the first nine months of fiscal year 2022. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

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

During the first nine months of fiscal year 2023, accrued compensation and other current liabilities decreased by $2.4 million. During the first nine months of fiscal year 2022, accrued compensation and other current liabilities decreased by $1.1 million. The change from the first nine months of fiscal year 2022 was largely due to the annual payment of incentive based compensation accruals.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first nine months of fiscal year 2023 the net income tax receivable decreased by $0.8 million. During the first nine months of fiscal year 2022, income taxes payable decreased by $0.4 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first nine months of fiscal year 2023, we invested $7.1 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first nine months of fiscal year 2022, we invested $5.9 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first nine months of fiscal year 2023, we used $8.3 million for business acquisitions. During the first nine months of fiscal year 2022, we used $20.9 million for business acquisitions.

During each of the first nine months of fiscal year 2023 and fiscal year 2022, no contingent consideration or other holdback amounts were paid related to business acquisitions.

Financing Activities: During the first nine months of fiscal year 2023, $2.3 million was borrowed from our revolving line of credit and $0.5 million in cash was generated from the issuance of common stock. In addition, we used $1.6 million for scheduled repayments of our term loan and $0.4 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2023, which are shown as a repurchase of shares of our common stock.

During the first nine months of fiscal year 2022, $22.8 million was borrowed from our revolving line of credit and $1.4 million in cash was generated from the issuance of common stock. In addition, we used $1.6 million for scheduled repayments of our term loan and $5.6 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2022, which are shown as a repurchase of shares of our common stock.

OUTLOOK

We are pleased with the growth across all of our business channels including double-digit organic Service growth in our third quarter of fiscal 2023. We expect our unique value proposition will continue to drive a sustainable competitive advantage in the highly regulated markets that we serve, particularly the Life Science and Aerospace and Defense markets.

We are confident our work around differentiation, including Nexa's service tracks and consulting platform, will foster continued organic revenue growth.  Driven by recurring revenue streams and regulation, we expect our Service segment to outperform through various economic cycles.

Our acquisition pipeline is very active. Acquisitions, which have generated compelling returns throughout fiscal year 2023, will continue to be an important component of Service growth. In addition, in both the fourth quarter of fiscal year 2023 and fiscal year 2024, we expect organic Service revenue growth to remain in the high-single digit range. We also expect gross margin improvement to continue in those periods as a by-product of both growth and successful execution of various ongoing productivity enhancement programs.

We expect our income tax rate to range between 21% and 23% for full fiscal year 2023. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.4 million assuming our average borrowing levels remained constant. As of December 24, 2022, $80.0 million was available under our revolving credit facility, of which $42.2 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of December 24, 2022, $7.0 million was outstanding on the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 1% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first nine months of fiscal year 2023 for our revolving credit facility ranged from 1.6% to 6.0%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% over the term of the loan for subsequent periods. Our revolving credit facility includes a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. On December 24, 2022, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first nine months of fiscal year 2023 and 2022 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between U.S. and Canadian currencies and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.3 million and less than $0.1 million during the first nine months of each of the fiscal years 2023 and 2022, respectively, was recognized as a component of Interest and Other Expense, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 24, 2022, we had a foreign exchange contract, which matured in January 2023, outstanding in the notional amount of $3.0 million. The foreign exchange contract was renewed in January 2023 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third quarter of fiscal year 2023) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSCAT, INC.

Date: February 1, 2023	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: February 1, 2023	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)