Form 10-K
period 2023-03-25
TRANSCAT INC
filed 2023-06-06
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 25, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 23, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $488.1 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 23, 2022, as reported on the Nasdaq Global Market.

The number of shares of common stock of the registrant outstanding as of June 1, 2023 was 7,642,916.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held on September 6, 2023 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “goal,” “seek,” “strategy,” “target,” “intends,” “could,” “may,” “will,” “would,” “tends,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts, the impact of widespread public health crises, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated and industrial manufacturing industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and trade relations, our ability to successfully complete and integrate business acquisitions, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, competition in the rental market, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays or disruptions, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to our intellectual property, adverse weather events or other catastrophes or natural disasters, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in Item IA. of Part I of this report. You should not place undue reliance on our forward-looking statements. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

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

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® and our online customer portal, C3®. Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic onsite services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year ended March 25, 2023 (“fiscal year 2023”), we operated twenty-seven calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, Canada and Ireland. We also serve our customers onsite at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations that we refer to as “client-based labs,” where we provide calibration services, and in some cases other related services, exclusively for the customer and where we reside and work every day. We also have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

Through the Company’s acquisition strategy, we have been focused on building out our Services segment by entering adjacent and complimentary markets. This has been demonstrated by the acquisitions of Elite Calibration, LLC ("Elite"), Galium Limited (d/b/a Complete Calibrations) ("Complete Calibrations"), e2b Calibration ("e2b"), and Charlton Jeffmont Inc., Raitz Inc. and Toolroom Calibration Inc. d/b/a Alliance Calibration ("Alliance") in fiscal year 2023, and the acquisitions of Tangent Labs, LLC ("Tangent"), Cal OpEx Limited (d/b/a Transcat Ireland) which owns all of the issued and outstanding capital stock of its U.S. based subsidiary, Cal OpEx Inc. (d/b/a NEXA EAM), a Delaware corporation (collectively, "NEXA"), and Upstate Metrology Inc. ("Upstate Metrology") in our fiscal year ended March 26, 2022 ("fiscal year 2022").

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

Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. Through our website, in-house sales team and printed and digital marketing materials, we offer access to more than 140,000 test, measurement and control instruments, including products from approximately 550 leading brands. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Calibrating before shipping means the customer can place their instruments into service immediately upon receipt, reducing downtime. Other value-added options we offer through our Distribution segment include equipment kitting (which is especially valued in the power generation sector), equipment rentals and used equipment sales.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and provide integrity in our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, our proprietary asset management system, CalTrak®, and our online customer portal, C3®. In our fiscal years 2023 and 2022, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

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

During fiscal year 2023, we continued our commitment to capital, people and leadership investments, advancing our “Operational Excellence” initiative. This initiative is resulting in increased productivity and operational efficiency and further differentiation from our competitors as we leverage technology, automation, and process improvements to enhance our effectiveness and our customers’ experiences. We also continued Transcat University’s build-a-tech program. This program attracts fresh talent to the organization and provides training and career advancement opportunities for our existing employees. Our Operational Excellence initiative is a multi-year, ever-evolving program designed to create an infrastructure that supports our strategic goals over a longer timeframe.

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

As part of our growth strategy, we completed four acquisitions during our fiscal year 2023 and three acquisitions during our fiscal year 2022:

●	Effective February 2, 2023, Transcat acquired substantially all of the assets of Elite, a California based provider of pipette calibration services.
●

Effective September 28, 2022, Transcat purchased all of the outstanding capital stock of Complete Calibrations, an Irish company. Complete Calibrations is an ISO 17025 accredited calibration company specializing in calibration services for the life sciences industry.

●	Effective September 27, 2022, Transcat acquired substantially all of the assets of e2b, an Ohio based provider of calibration services.
●	Effective May 31, 2022, Transcat acquired substantially all of the assets of Alliance, an Ohio based provider of calibration services.
●

Effective December 31, 2021, Transcat purchased all of the outstanding membership units of Tangent, a privately-held company. Tangent provides in-house and on-site calibrations of precision measurement and control instrumentation to customers in the life science, aerospace and other regulated industries, and has lab locations in Indianapolis, Indiana and Huntsville, Alabama.

●

Effective August 31, 2021, Transcat purchased all of the outstanding capital stock of NEXA. NEXA provides calibration optimization and other technical solutions to improve asset and reliability management programs to pharmaceutical, biotechnology, and medical device companies worldwide.

●	Effective April 29, 2021, Transcat acquired substantially all of the assets of Upstate Metrology, a New York based provider of calibration services.

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service capabilities and expertise and leverage our infrastructure. The table below illustrates the strategic drivers for the acquisitions described above:

	Geographic Expansion	Increased Capabilities	Leveraged Infrastructure
Elite			✓
Complete Calibrations	✓	✓
e2b	✓		✓
Alliance	✓		✓
Tangent	✓		✓
NEXA	✓	✓
Upstate Metrology			✓

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

Continuous Improvement. Through NEXA we provide technical, consulting, and staffing solutions in the US, Canada, Ireland, Europe, and Asia Pacific to improve asset management programs for our most highly-regulated customers, especially those in the pharmaceutical, biotechnology, and medical device industries. NEXA offers six service tracks that support the creation or optimization of our client’s enterprise asset management program. Whether a facility is in preconstruction, operational or decommissioning stage, NEXA’s experienced teams can deliver results in all phases of the asset lifecycle. NEXA’s full suite of services or combination solutions are customizable to meet our customer’s unique needs.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

●	We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
●	in-house services: services are performed at one of our twenty-seven Calibration Service Centers (often accompanied by pick-up and delivery services);
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

Service Marketing and Sales. Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets by leveraging our unique value proposition, including our broad geographic footprint and comprehensive suite of services. We target regulated, enterprise customers with multiple manufacturing operations throughout North America and Europe. We leverage our ability to manage the complete life cycle of instrumentation from purchase of calibrated equipment to long-term service and maintenance requirements. Connecting all the dots by using new and used product sales, rentals, and repair and calibration services is the goal of our marketing and sales initiatives. We also have a team of customer success managers focused on delivering ever-increasing value for our existing customers. We utilize print media, trade shows and web-based initiatives to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including life science and other FDA-regulated industries, aerospace and defense, energy and utilities, and chemical manufacturing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations.

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

Distribution Marketing and Sales. We market, create demand and sell to our customers through multiple direct sales channels including our website, digital and print advertising, proactive outbound sales and an inbound call center. Our outbound and inbound sales teams are staffed with technically trained personnel who are available to help guide product selection. Our website serves as a sales channel for our products and services, and provides search capability, detailed product information, in-stock availability, selection guides, demo videos and downloadable product specification sheets. We have made investments in our website to implement the latest marketing technologies which allow us to provide an intuitive customer experience, with simple product comparison and quoting, ease at checkout and automated post-order follow-up.  We also operate and maintain several industry-specific service websites, obtained through recent acquisitions. For example, the URL www.pipettes.com was obtained in connection with the acquisition of TTE Laboratories, Inc. (now known as pipettes.com). Pipettes.com focuses on selling pipettes, pipette supplies and related services to customers.

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

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high-quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 550 suppliers of brand name and private-labeled equipment.  In fiscal year 2023, our top 10 vendors accounted for approximately 60% of our aggregate Distribution sales.  In fiscal year 2023, lead times for the supply of products from our vendors was still challenging as the backlog increased year-over-year.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers, whose individual purchases vary in size. We can usually ship our top selling products to our customers the same day they are ordered.

Distribution Vendor Rebates. We have agreements with certain product vendors that provide for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales.  Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter.  Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. During fiscal year 2022, the volume of our Distribution sales resulted in an increase in the rebates earned from our vendors. During fiscal year 2023, we saw a decrease in the rebates offered by our vendors.  The Company recorded vendor rebates of $0.6 million and $1.0 million in fiscal years 2023 and 2022, respectively, as a reduction of cost of distribution sales.

Distribution Operations. Our Distribution operations primarily take place at our 48,500 square-foot facility in Rochester, New York which includes 17,000 square feet of warehouse space. The Rochester location also serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. We also have two smaller warehouse facilities. Our Wisconsin warehouse fulfills orders for certain large industrial scales and our Houston, Texas warehouse fulfills orders for used equipment and rental equipment. In fiscal year 2023, we shipped approximately 30,000 product orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $8.1 million and $7.7 million as of March 25, 2023 and March 26, 2022, respectively.

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

INFORMATION REGARDING EXPORT SALES

In fiscal year 2023, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2023, approximately 7% were denominated in U.S. dollars, 69% were denominated in Canadian dollars and 24% were denominated in Euros. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

FISCAL YEAR

We operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal years 2023 and 2022 each consisted of 52 weeks. Fiscal year 2024 which ends on March 30, 2024 (“fiscal year 2024”) will have 53 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

HUMAN CAPITAL MANAGEMENT

As of March 25, 2023, we had 1,030 employees, 899 of whom were employed in the United States and 131 employed outside the United States.  None of our employees are covered by collective bargaining agreements or work councils.  Overall, we consider our employee relations to be good and believe our culture to be central to the success of the Company.

Health and Safety The health and safety of our employees is of utmost importance to us. We are enhancing our Safety Program with additional training and internal risk and hazard assessments.  We conduct policy and procedure reviews to ensure compliance with health and safety guidelines and regulatory requirements.  We provide protective gear (e.g., eye protection, masks, and gloves) as required by applicable standards and as appropriate.  Our goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety program.

Hiring Practices We seek to recruit and hire the most qualified people for our open positions without regard to protected status (age, color, creed, disability, domestic violence victim status, gender identity, genetic predisposition or carrier status, marital status, national origin, pregnancy, race religion, sex, sexual orientation, status as a protected veteran or as a member of any other protected group or status).

Diversity and Inclusion Recognizing and respecting our employees’ backgrounds and experiences, and our international presence, we strive to maintain a diverse workforce and inclusive work environment everywhere we operate. Our diversity and inclusion principles are reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

Wellness Our Calibrated Wellness Program prioritizes our employees’ well-being and is designed to enhance their health.  Our program includes wellness resources, health education, pharmaceutical cost guidance, and a no-cost Employee Assistance Program, which includes worldwide access to visits with mental health care providers.  Our program also incentivizes health and well-being by providing reduced health insurance premiums for employees who complete certain actions that encourage health and wellness.

Compensation and Benefits Our compensation and benefits program is designed to attract and reward individuals who demonstrate the ability and desire to enhance our workplace culture, support our values, drive our operational and strategic goals, and create long-term value for our shareholders.

We provide employees with competitive compensation packages that include base salary and may also include annual incentive bonuses and/or long-term incentive awards, depending upon the employee’s position. We believe that a compensation program with both short-term and long-term incentive awards provides fair and competitive compensation and aligns employee and shareholder interests. In addition to cash and equity compensation, we also offer employees benefits including health (medical, dental and vision), life, and disability insurance, paid time off, paid parental leave, tuition benefits, and a 401(k) plan.

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

Macroeconomic and Business Risks

Adverse changes in economic and market conditions, including rising inflation, or uncertainty about future market conditions, may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock. Our results of operations and the implementation of our business strategy could be materially and adversely affected by general conditions in the U.S. and global economy, including financial and economic conditions that are outside of our control. We are subject to risks arising from adverse changes in general economic market conditions, including supply chain delays or interruptions, labor shortages, wage pressures, rising inflation, volatility in the banking industry, geopolitical events, global health crises, including epidemics and pandemics such as the COVID-19 pandemic, or interruptions and other force majeure events.

Inflation has accelerated in the U.S. and globally due in part to global supply chain issues, a rise in energy prices, and strong consumer demand. An inflationary environment can increase our cost of labor as well as our energy and other operating costs which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and are expected to increase further, inflation may continue. Further, increased interest rates could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock. Further, uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay purchase of services or test and measurement instruments. Poor economic conditions could materially and adversely impact our business, financial condition, operating results and cash flows.

The impact of widespread public health crises, pandemics or other epidemics is difficult to predict and could materially and adversely affect our business and results of operations. Any adverse widespread public health developments in locations where we conduct business, as well as any governmental restrictive measures implemented to control such outbreaks and consumer responses to such outbreaks, could have a material adverse impact on our business and results of operations. These impacts, which are highly uncertain and cannot be accurately predicted, could be significant and long term. Further, any actions taken to mitigate any health crises could lead to an economic recession. For example, the COVID-19 pandemic and the efforts to control it caused significantly increased economic uncertainty, inflationary pressure in the U.S. and globally, supply chain disruptions, volatility in the capital markets, a decline in consumer confidence, changes in consumer behavior, significant economic deterioration, and an increasingly competitive labor market.

The ultimate impact of the COVID-19 pandemic or any other widespread public health crisis on our business and results of operations will depend on, among other things, the severity and length of the health crisis, the duration, effectiveness and extent of the mitigation measures and actions designed to contain the outbreak, the emergence, contagiousness and threat of new and different strains of the disease, the availability and efficacy of vaccines and effective treatments, public acceptance of vaccines and treatments for the disease, if any, changes in customer and consumer behavior as a result of the crisis, as well as the resulting economic conditions and how quickly and to what extent normal economic and operating conditions resume, all of which are highly uncertain. Such extraordinary events and their aftermaths can cause investor fear and panic, which could further materially and adversely affect our operations, the economies in which we operate, and the financial markets generally in ways that cannot necessarily be predicted.

The effects of the COVID-19 pandemic, or any future public health crisis, and mitigation measures taken in response, could have a material and adverse impact on our business and results of operations and may amplify many of the other risk factors disclosed elsewhere in this "Item 1A. Risk Factors."

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

Our Service segment has a concentration of customers in the life science and other FDA-regulated and industrial manufacturing industries. A number of our Service segment customers operate in the life science, pharmaceutical and other FDA-regulated or industrial manufacturing industries. This concentration of our customer base affects our overall risk profile, since a significant portion of our customers would be similarly affected by changes in economic, political, regulatory, and other industry conditions. An abrupt or unforeseen change in conditions in these industries could adversely affect customer demand for our services, which could have a material adverse effect on our financial results.

We face significant competition in our Distribution segment, including from suppliers and web-based distributors. We may not be able to compete successfully. We face substantial and increased competition throughout the world, especially in our Distribution segment. The competition is changing, with certain of our vendors engaging directly with customers and web-based distributors continuing to be a presence with increasing their market share. Some of our competitors are much larger than us. Changes in the competitive landscape pose new challenges that could adversely affect our ability to compete. Entry or expansion of other vendors into this market may establish competitors that have larger customer bases and substantially greater financial and other resources with which to pursue marketing and distribution of products. Their current customer base and relationships, as well as their relationships and ability to negotiate with manufacturers, may also provide them with a competitive advantage. Additionally, our vendors who decide to sell directly to customers, may choose to not to sell to us or to provide products to us on less favorable and more costly terms, any of which could have a material and adverse impact on our results of operations. If we are unable to effectively compete with our current and future competitors, our ability to sell products could be harmed and could result in a negative impact on our Distribution segment. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

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

Tariffs imposed by the U.S. and other countries, as well as changing trade relations, could have a material adverse effect on our business and results of operations. Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Tariffs on certain products can increase our costs of doing business. If we are unable to recover these costs, our profit margins may be negatively impacted. Diminished trade relations between the U.S. and other countries, as well as any escalation of tariffs, could have a material adverse effect on our financial performance and results of operations.

Risks Related to Acquisitions

We may not successfully integrate business acquisitions. We completed four acquisitions during fiscal year 2023 and three acquisitions during fiscal year 2022. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successful integration of acquisitions involves many challenges, including:

●	The difficulty of integrating acquired operations and personnel with our existing operations;
●	Implementation or remediation of controls, procedures, and policies at the acquired company;
●	Integration of the acquired company’s accounting and other administrative systems;
●

In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;

●	Currency and regulatory risks associated with operations in foreign countries;
●	The difficulty of developing and marketing new products and services;
●	The diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions;
●	Our exposure to unforeseen liabilities of acquired companies; and
●	The loss of key employees of an acquired operation.

In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:

●	Charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
●	Contingent consideration payments;
●	Agreements to provide indemnification for certain potential liabilities;
●	Interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
●	Any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current shareholders.

If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing of any future acquisitions could result in shareholder dilution and/or increase our leverage. Business acquisitions are an important part of our growth strategy. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If economic downturns or other matters of national or global concern continue for an extensive period of time or recur, our ability to pursue and consummate potential acquisitions could be materially adversely affected. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our stockholders’ ownership, or we may incur additional debt, which could increase our leverage and our risk of default under our existing credit facility. If we fail to successfully acquire businesses, our growth and results of operations could be materially and adversely affected.

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

The profitability of our subsidiary, NEXA, depends to a large extent on our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers. In our Service segment our subsidiary, NEXA, provides all of its services in the technical, consulting and staffing solutions market by providing services to improve asset management programs for customers in the life science, pharmaceutical and other FDA-regulated or industrial manufacturing industries. The profitability of NEXA depends in part on ensuring that our technical service providers maintain adequate utilization rates (i.e., the percentage of our provider’s working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

●	The number, scope and timing of ongoing client engagements;
●	The timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;
●	Our ability to continually secure new business engagements;
●

Our ability to transition technical service providers promptly from completed projects to new assignments, and to engage newly-hired technical service providers quickly in revenue-generating activities;

●	Our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;
●	Unanticipated changes in the scope of client engagements;
●	Our need to devote time and resources to sales, training, professional development and other non-billable activities;
●	Our ability to retain key colleagues and consulting professionals;
●	Conditions affecting the life sciences industry; and
●	General financial and economic conditions.

If the utilization rate for our technical service providers declines, our revenues, profit margin and profitability could decline, and our results of operations could be materially adversely affected.

The profitability of our Service segment, including the NEXA business, depends in part on the prices we are able to charge for our services. The prices we charge for our services, including the NEXA business, are affected by a number of factors, including:

●	Clients’ perception of our ability to add value through our services;
●	The market demand for the services we provide;
●	Our ability to develop new services and the introduction of new services by competitors;
●	The pricing policies of our competitors;
●	The extent to which our clients develop in-house or other capabilities to perform the services that they might otherwise purchase from us; and
●	General financial and economic conditions.

If we are unable to achieve and maintain adequate rates for our services, our profit margin and profitability could decline, and our results of operations could be materially adversely affected.

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

If we fail to adapt our technology to meet customer needs and preferences, the demand for our products and services may diminish. Our future success will depend on our ability to develop services and solutions that keep pace with technological change, evolving industry standards and changing customer preferences in the markets we serve.  For example, we sell our products and services to customers in several industries that may experience rapid technological changes, new product introductions, and evolving industry standards, including the life science, pharmaceutical and other FDA-regulated or industrial manufacturing industries.  We cannot be sure that we will be successful in adapting existing or developing new technology or services in a timely or cost-effective manner or that the solutions we do develop will be successful in the marketplace. Our failure to keep pace with changes in technology, industry standards and customer preferences in the markets we serve could diminish our ability to retain and attract customers and retain our competitive position, which could adversely impact our business and results of operations.

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

Our enterprise resource planning system (“ERP”) is aging and may not be capable of integrating management information systems that we use or are used by companies we acquire, and we may experience issues from any implementation of a new ERP or be required to operate some management information systems separately from our ERP.  We have an ERP to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Although we use current versions of software and have support agreements in place, due to the age of our ERP it may not be capable of integrating management information systems that we use or are used by companies we acquire. We anticipate that a new ERP will be required to be implemented sometime in the future. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of a new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess it adequately could be delayed.

We depend on manufacturers to supply inventory to our Distribution segment and if our vendors fail to provide desired products to us, increase prices, or fail to timely deliver products, or if supply chain delays, interruptions, or product shortages occur, our revenue and gross profit could suffer. Similar to other distributors in our industry, we occasionally experience supplier shortages and are unable to purchase our desired volume of products. Our ability to offer a wide variety of products to our customers is dependent upon our ability to obtain adequate product supply from manufacturers and other suppliers. Any disruption in our sources of supply, particularly of the most commonly sold items, could result in a loss of revenues, reduced margins, and damage to our relationships with customers. Supply shortages may occur as a result of unanticipated increases in demand or difficulties in production or delivery. In addition, we may be adversely impacted by disruptions within our supply chain network. Such disruptions may result from weather-related events, natural disasters, international trade disputes or trade policy changes or restrictions, tariffs or import-related taxes, third-party strikes, lock-outs, work stoppages or slowdowns, shortages of supply chain labor and truck drivers, shipping capacity constraints, military conflicts, acts of terrorism, public health issues (including pandemics or quarantines), civil unrest or other factors beyond our control. For example, in fiscal year 2023, our supply chains have been and may continue to be negatively impacted by the COVID-19 pandemic and general economic factors such as rising inflation. When shortages occur, our suppliers often allocate products among distributors. The loss of, or a substantial decrease in the availability of, products from our suppliers or the loss of key supplier arrangements could adversely impact our financial condition, operating results, and cash flows, as well as our ability to benefit from ongoing supply chain initiatives.

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

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 25, 2023, we owed $49.1 million to our secured creditor, a commercial bank, including $6.4 million borrowed under a $15.0 million term loan to fund acquisitions and provide additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar and the Euro. During fiscal years 2023 and 2022, approximately 10% of our total revenues were denominated in Canadian dollars and Euros. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar and the Euro impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal year 2023, the value of the U.S. dollar relative to one Canadian dollar and to one Euro ranged from 1.25 to 1.39 and from 0.90 to 1.04, respectively.

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

Risks Related to our Stock

Our stock price may be volatile. The stock market, from time to time, has experienced significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. Our stock may be affected by market volatility and by our own performance. The following factors, among others, may have a significant effect on the market price of our common stock:

●	Developments in our relationships with current or future manufacturers of products we distribute;
●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Litigation or governmental proceedings or announcements involving us or our industry;
●	Economic and other external factors, such as inflation, recession, disasters or other national or global crises;
●	Public health issues including pandemics and epidemics, such as the COVID-19 pandemic;
●	Sales of our common stock or other securities in the open market;
●	Repurchases of our common stock on the open market or in privately-negotiated transactions;
●	Period-to-period fluctuations in our operating results; and
●	Our ability to satisfy our debt obligations.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume of approximately 44,700 shares a day. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

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

Our international operations expose us to legal and regulatory risks, which could have a material effect on our business. Our international operations are governed by various U.S. laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), and other foreign anti-bribery laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Any alleged or actual violations of these or other relevant regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could negatively affect our business, reputation, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The following table presents the leased and owned properties that are material to our business as of March 25, 2023:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	48,500
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,500
Calibration Service Center, Rental and Used Equipment Distribution Center	Houston, TX	22,300
Calibration Service Center	Denver, CO	19,400
Calibration Service Center	Los Angeles, CA	18,200
Calibration Service Center	Toronto, ON	16,900
Calibration Service Center	Philadelphia, PA	14,000
Calibration Service Center	Cleveland, OH	13,800
Calibration Service Center	Milford, MA	12,100
Calibration Service Center	Dayton, OH	12,000
Calibration Service Center	Boston, MA	8,900
Calibration Service Center	Indianapolis, IN	7,600
Calibration Service Center	Palm Beach, FL	7,600
Calibration Service Center	Portland, OR	7,000
Calibration Service Center	Cincinnati, OH	5,900
Calibration Service Center	St. Louis, MO	5,600
Calibration Service Center	San Diego, CA	5,500
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Chesapeake, VA	4,600
Calibration Service Center	Phoenix, AZ	4,200
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Decatur, AL	1,700
Calibration Service Center	San Juan, PR	1,600
Calibration Service Center	Cork, Ireland	1,600
Mobile Service Unit and Offices	Pittsburgh, PA	6,300
United Scale & Engineering:
Calibration Service Center and Warehouse	New Berlin, WI	16,000
Calibration Service Center and Warehouse	Madison, WI	6,000
Calibration Service Center	Green Bay, WI	3,300
Spectrum Technologies Inc. (“STI”):
Calibration Service Center and Warehouse	Paxinos, PA	14,500

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “TRNS”. As of June 1, 2023, we had approximately 500 shareholders of record.

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2023 with its 56th consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as acquisitions over those 56 quarters. The business acquisitions that we made have been heavily focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies.

Our Service segment revenue growth was 18.8% for fiscal year 2023 from fiscal year 2022, and included a combination of organic growth and acquisition related revenue. The Service segment gross margin increased by 30 basis points. Service segment gross profit and gross margin increases were primarily due to improved productivity offset by increased start-up costs from new client-based lab implementations.

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

In fiscal year 2023, Distribution segment sales increased by 3.3%. This increase in sales primarily due to increased demand for rental orders.

The Distribution segment gross margin in fiscal year 2023 increased by 180 basis points. The increase in segment gross margin was primarily due to a favorable mix of products sold and strong demand for our higher-margin rentals business.

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

Financial Overview. In evaluating our results for fiscal year 2023, investors should consider that we operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal years 2023 and 2022 each consisted of 52 weeks.

A discussion regarding our financial condition and results of operations for the fiscal year ended March 26, 2022 and year-to-year comparisons between fiscal year 2022 and fiscal year 2021, which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 26, 2022 and are incorporated by reference herein.

Total revenue for fiscal year 2023 was $230.6 million. This represented an increase of $25.6 million or 12.5% versus total revenue of $205.0 million for fiscal year 2022. Total revenue increased due to increases in both Service revenue and Distribution sales increases.

Service revenue was $144.9 million in fiscal year 2023, an increase of $22.9 million or 18.8%. Service revenue accounted for 62.8% of our total revenue during fiscal year 2023. Of our Service revenue in fiscal year 2023, 86.2% was generated by our Calibration Service Centers and enterprise asset management services while 12.6% was generated through subcontracted third-party vendors, compared with 84.0% and 14.5%, respectively, in fiscal year 2022. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales were $85.7 million in fiscal year 2023, an increase of $2.7 million or 3.3%.  Distribution sales accounted for 37.2% of our total revenue in fiscal year 2023.

Sales to domestic customers comprised 92.1% of total Distribution sales in fiscal year 2023, while 6.6% were to Canadian customers and 1.3% were to customers in other international markets.

Total gross profit was $68.4 million in fiscal year 2023 compared to $58.4 million in fiscal year 2022, an increase of $9.9 million or 17.0%. Total gross margin was 29.6%, which is a 110 basis point increase versus fiscal year 2022. Service gross margin was 32.2% in fiscal year 2023 compared with 31.9% in fiscal year 2022, a 30 basis point increase. Distribution gross margin was 25.3% in fiscal year 2023 compared with 23.5% in fiscal year 2022, a 180 basis point increase. This increase in service gross margin in fiscal year 2023 was primarily the result of improved productivity offset by increased start-up costs from new client-based lab implementations.  The increase in Distribution segment gross margin was primarily due to a favorable mix of products sold and strong demand for our higher-margin rentals business.

Operating expenses were $52.1 million, or 22.6% of total revenue, in fiscal year 2023 compared with $44.3 million, or 21.6% of total revenue, in fiscal year 2022. Operating income was $16.2 million, or 7.0% of total revenue, in fiscal year 2023 compared with $14.1 million, or 6.9% of total revenue, in fiscal year 2022. The year-over-year increase in selling, marketing and warehouse expenses was due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher incentive-based employee costs due to higher sales. The year-over-year increase in general and administrative expenses was due to by incremental expenses from acquired businesses (including stock expense), increased payroll costs for new employees and continued investments in technology.

Net income for fiscal year 2023 was $10.7 million compared with $11.4 million in fiscal year 2022, a $0.7 million decrease. Diluted earnings per share for fiscal year 2023 was $1.40 compared with $1.50 for fiscal year 2022, a $0.10 per diluted share decrease.

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

Business Acquisitions. We apply the acquisition method of accounting for business acquisitions. Under the acquisition method, identifiable assets acquired, liabilities assumed and consideration transferred are measured at their acquisition-date fair value. We use a valuation hierarchy to determine the fair values used. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition.  The fair value of contingent consideration is determined at each reporting period with changes reflected in the statement of operations.  Administration costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services and are recorded as incurred in our Consolidated Statement of Income.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 25, 2023, we had $69.4 million of recorded goodwill.

Intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. These intangible assets are amortized over their estimated useful lives and are reviewed for impairment if and when indicators are present.

We test goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of each fiscal year or immediately if conditions indicate that such impairment could exist.  We estimate the fair value of our reporting units using the fair market value measurement requirement.  We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors.  Based on the results of our qualitative impairment testing, we have determined that it was more likely than not that the fair values exceeded the carrying values of goodwill for each reporting unit and there were no impairments as of each of March 25, 2023 and March 26, 2022.

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  In the event a trigger is identified, the carrying value of the asset group is compared to the undiscounted cash flows from that asset group.   There were no intangible asset impairment indicators identified during the years ended March 25, 2023 or March 26, 2022.

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

We record compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. In accordance with Accounting Standards Updates (“ASU”) 2016-09, excess tax benefits for share-based award activity are reflected in the Consolidated Statement of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. We did not capitalize any stock-based compensation costs as part of an asset. We estimate forfeiture rates based on our historical experience.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2023 and 2022, the components of our Consolidated Statements of Income.

	FY 2023	FY 2022
As a Percentage of Total Revenue:
Service Revenue	62.8%	59.5%
Distribution Sales	37.2%	40.5%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	32.2%	31.9%
Distribution Gross Profit	25.3%	23.5%
Total Gross Profit	29.6%	28.5%

Selling, Marketing and Warehouse Expenses	10.7%	10.1%
General and Administrative Expenses	11.9%	11.5%
Total Operating Expenses	22.6%	21.6%

Operating Income	7.0%	6.9%

Interest and Other Expenses, net	1.2%	0.5%

Income Before Provision for Income Taxes	5.8%	6.4%
Provision for Income Taxes	1.2%	0.9%
Net Income	4.6%	5.6%

FISCAL YEAR ENDED March 25, 2023 COMPARED TO FISCAL YEAR ENDED March 26, 2022 (dollars in thousands):

Revenue:

	Fiscal Year Ended
	March 25,	March 26,	Change
	2023	2022	$	%
Revenue:
Service	$144,883	$122,005	$22,878	18.8%
Distribution	85,686	82,954	2,732	3.3%
Total	$230,569	$204,959	$25,610	12.5%

Total revenue was $230.6 million in fiscal year 2023 compared to $205.0 million in fiscal year 2022, an increase of $25.6 million or 12.5%.

Service revenue, which accounted for 62.8% and 59.5% of our total revenue in fiscal years 2023 and 2022, respectively, increased $22.9 million, or 18.8% from fiscal year 2022 to fiscal year 2023. This year-over-year growth includes a combination of organic and acquisition-related revenue growth.

This year-over-year increase also reflected increased demand from the life sciences and other highly-regulated end markets in fiscal year 2023 and included $10.6 million of incremental revenue from acquisitions. Excluding acquired revenue of $10.6 million, the Service segment organic revenue increased by 10.0%.

Our fiscal years 2023 and 2022 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2023				FY 2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	14.7%	19.0%	19.4%	22.9%	19.6%	22.1%	20.4%	20.0%

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

The growth in fiscal year 2023 and fiscal year 2022 reflected both organic growth and acquisitions. The growth in Service segment revenue in fiscal year 2023 includes revenue from Alliance, e2b and Complete Calibration. The growth in Service segment revenue in fiscal year 2022 includes revenue from NEXA and Tangent.

The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2023 and 2022 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2023				FY 2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$144,883	$139,787	$134,047	$128,324	$122,005	$116,315	$110,854	$105,864
Service Revenue Growth	18.8%	20.2%	20.9%	21.2%	20.5%	19.5%	17.2%	13.1%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2023 and 2022:

	FY 2023				FY 2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
In-House	86.9%	86.2%	86.2%	85.4%	85.4%	84.1%	83.2%	83.1%
Outsourced	11.9%	12.6%	12.6%	13.2%	13.1%	14.4%	15.3%	15.4%
Freight Billed to Customers	1.2%	1.2%	1.2%	1.4%	1.5%	1.5%	1.5%	1.5%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 37.2% and 40.5% of our total revenue in fiscal years 2023 and 2022, respectively. Distribution sales increased $2.7 million, or 3.3% in fiscal year 2023 compared to fiscal year 2022. This increase in sales was primarily due to strong demand for rental orders.  The increase in sales in fiscal year 2023 were all organic. The change in fiscal year 2022 versus fiscal year 2021 reflected both organic and an easier comparison to fiscal year 2021, which was adversely impacted by the COVID-19 pandemic. Our fiscal years 2023 and 2022 Distribution sales growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2023				FY 2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth	5.1%	3.7%	1.6%	2.7%	7.2%	7.2%	22.2%	27.0%

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Backorders are the total dollar value of orders received for which revenue has not yet been recognized. Pending product shipments are primarily backorders, but also include the total dollar value of products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Management uses pending product shipments and backorders as measures of our future business performance and financial performance within the distribution segment.

Our total pending product shipments increased $0.4 million, or 4.6%, at the end of fiscal year 2023 compared to the end of fiscal year 2022. Backorders at the end of fiscal year 2023 were $6.9 million, compared to $6.4 million at the end of fiscal year 2022. The year-over-year increase in pending product shipments was a result of the disruption to the supply of products as well as increased orders.

The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2023 and 2022 and our historical trend of total pending product shipments:

	FY 2023				FY 2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$8,101	$9,543	$9,116	$9,034	$7,747	$8,943	$7,707	$8,272

% of Pending Product Shipments that were Backorders	84.8%	78.4%	80.8%	78.1%	83.2%	80.5%	77.2%	77.5%

Gross Profit:

	Fiscal Year Ended
	March 25,	March 26,	Change
	2023	2022	$	%
Gross Profit:
Service	$46,638	$38,921	$7,717	19.8%
Distribution	21,717	19,518	2,199	11.3%
Total	$68,355	$58,439	$9,916	17.0%

Total gross profit in fiscal year 2023 was $68.4 million compared to $58.4 million in fiscal year 2022, an increase of $9.9 million or 17.0%. As a percentage of total revenue, total gross margin was 29.6% in fiscal year 2023 compared to 28.5% in fiscal year 2022, a 110 basis point increase.

Service gross profit was $46.6 million, an increase of $7.7 million, or 19.8%, from fiscal year 2022 to fiscal year 2023. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. The mix of services provided to customers may also affect gross margins in any given period. Service gross margin increased by 30 basis points in fiscal year 2023 versus fiscal year 2022. This increase in service gross margin in fiscal year 2023 was the result of improved productivity offset by increased start-up costs from new client-based lab implementations.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2023				FY 2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	34.0%	30.0%	32.6%	32.0%	33.1%	29.7%	32.9%	31.8%

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates and cooperative advertising income we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. During fiscal year 2023, we saw a decrease in the rebates offered by our vendors. We recorded vendor rebates of $0.6 million and $1.0 million in fiscal years 2023 and 2022, respectively, as a reduction of cost of Distribution sales. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, the timing of periodic vendor rebates offered and cooperative advertising programs from suppliers.

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2023				FY 2022
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	25.2%	26.2%	24.9%	25.0%	24.5%	22.5%	23.5%	23.6%

Distribution segment gross margin increased 180 basis points in fiscal year 2023 compared to fiscal year 2022. The increase in segment gross margin was primarily due to a favorable mix of products sold, strong demand for our higher-margin products sold and rented.

Operating Expenses:

	Fiscal Year Ended
	March 25,	March 26,	Change
	2023	2022	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$24,761	$20,649	$4,112	19.9%
General and Administrative	27,346	23,647	3,699	15.6%
Total	$52,107	$44,296	$7,811	17.6%

Total operating expenses were $52.1 million in fiscal year 2023 compared to $44.3 million in fiscal year 2022. This represented an increase of $7.8 million, or 17.6%, compared to fiscal year 2022. As a percentage of total revenue, operating expenses increased 100 basis points from 21.6% in fiscal year 2022 to 22.6% in fiscal year 2023. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

Provision for Income Taxes:

	Fiscal Year Ended
	March 25,	March 26,	Change
	2023	2022	$	%
Provision for Income Taxes	$2,799	$1,810	$989	54.6%

Our effective tax rate for fiscal years 2023 and 2022 was 20.8% and 13.7%, respectively. The increase in tax rate is due to the lower discrete tax benefits from share-based compensation activity. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in fiscal years 2023 and 2022 were $0.4 million and $1.4 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

We expect to receive certain federal, state, Canadian and Irish tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2024. As such, we expect our effective tax rate in fiscal year 2024 to be between 21.0% and 23.0%.

Net Income:

	Fiscal Year Ended
	March 25,	March 26,	Change
	2023	2022	$	%
Net Income	$10,688	$11,380	$(692)	(6.1)%

Net income for fiscal year 2023 decreased by $0.7 million or 6.1% compared to fiscal year 2022. As a percentage of revenue, net income was 4.6% in fiscal year 2023, down from 5.6% in fiscal year 2022. This year-over-year change reflects higher operating income discussed offset by higher interest expense and a higher provision for income taxes.

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

	Fiscal Year Ended
	March 25,	March 26,
	2023	2022
Net Income	$10,688	$11,380
+ Interest Expense	2,417	810
+ Other Expense	344	143
+ Tax Provision	2,799	1,810
Operating Income	16,248	14,143
+ Depreciation & Amortization	10,955	9,077
+ Transaction Expense	185	902
+ Other Expense	(344)	(143)
+ Noncash Stock Compensation	3,377	2,328
Adjusted EBITDA	$30,421	$26,307

During fiscal year 2023, Adjusted EBITDA was $30.4 million, an increase of $4.1 million or 15.6% compared to fiscal year 2022. As a percentage of revenue, Adjusted EBITDA was 13.2% during fiscal year 2023 versus 12.8% during fiscal year 2022, a 40 basis point increase. The increase in Adjusted EBITDA during fiscal year 2023 was primarily driven by the increase in operating income, depreciation and amortization expense and non-cash stock compensation expense.

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

	Fiscal Year Ended
	March 25,	March 26,
	2023	2022
Net Income	$10,688	$11,380
+ Amortization of Intangible Assets	4,454	3,394
+ Acquisition Amortization of Backlog	-	490
+ Acquisition Deal Costs	1,018	1,458
+ Income Tax Effect @ 25%	(1,368)	(1,335)
Adjusted Net Income	14,792	15,387

Average Diluted Shares Outstanding	7,645	7,589

Diluted Earnings Per Share – GAAP	$1.40	$1.50

Adjusted Diluted Earnings Per Share	$1.93	$2.03

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

The 2021 Credit Agreement increased the revolving credit commitment (the “Revolving Credit Commitment”) from $40.0 million to $80.0 million, with a letter of credit subfacility increased from $2.0 million to $10.0 million, and extended the term of the Revolving Credit Commitment to June 2026. The 2021 Credit Agreement amended the definition of Applicable Margin (formerly Applicable Rate under the Prior Credit Agreement), which is based upon our then current leverage ratio and is used to determine interest charges on outstanding and unused borrowings under the revolving credit facility; the amendments reduced the Applicable Margins payable at the two highest leverage ratio levels. The 2021 Credit Agreement also amended the definition of Permitted Acquisitions, that is, acquisitions which are permitted under, and may be financed with proceeds of, the revolving credit facility, including increasing the aggregate purchase price for acquisitions consummated in any fiscal year from $1.0 million to $65.0 million during fiscal year 2022 and $50.0 million during fiscal year 2023 and any subsequent fiscal year, and adding an aggregate purchase price of $40.0 million for acquisitions consummated at any time during the term of the 2021 Credit Agreement related to businesses with a principal place of business located in the United Kingdom or the European Union.

In addition, the 2021 Credit Agreement provides that, assuming no event of default, restricted payments up to $25.0 million (increased from $10.0 million in the Prior Credit Agreement) in the aggregate and $10.0 million (increased from $3.0 million in the Prior Credit Agreement) in any single fiscal year may be used by us to repurchase our shares and pay dividends. The 2021 Credit Agreement modified the leverage ratio and fixed charge coverage ratio covenants with which we are required to comply. The 2021 Credit Agreement also reduced the London Interbank Offered Rate ("LIBOR") floor from 1.0% to 0.25% and included a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. The 2021 Credit Agreement also reduced the fixed interest rate on our term loan in the amount of $15.0 million (the “2018 Term Loan”) from 4.15% to 3.90%.

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

As of March 25, 2023, $80.0 million was available under the revolving credit facility, of which $42.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During fiscal year 2023 and 2022 we used $9.1 million and $29.8 million, respectively, for business acquisitions.

As of March 25, 2023, $6.4 million was outstanding on the 2018 Term Loan, of which $2.2 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Pursuant to the Prior Credit Agreement, we were required to comply with a fixed charge ratio covenant and a leverage ratio covenant, which were modified by the 2021 Credit Agreement. The allowable leverage ratio under the Prior Credit Agreement for the first quarter of fiscal year 2022 was a maximum multiple of 4.0 of total debt outstanding compared to EBITDA and non-cash stock-based compensation expense for the preceding four consecutive fiscal quarters. The Prior Credit Agreement also had provided that the trailing twelve-month pro forma EBITDA of an acquired business was included in the allowable leverage calculation. After the first quarter of fiscal year 2022, pursuant to the 2021 Credit Agreement, the allowable leverage ratio is a maximum multiple of 3.0. We were in compliance with all loan covenants and requirements during fiscal years 2023 and 2022. Our leverage ratio, as defined in the 2021 Credit Agreement, was 1.60 at March 25, 2023, compared with 1.74 at March 26, 2022.

Interest on the revolving credit facility continues to accrue, at our election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 1.0% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% during the first quarter of fiscal year 2022 and accrued or will accrue at a fixed rate of 3.90% over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was enacted. The CARES Act included a provision that allows the Company to defer the employer portion of social security payroll tax payments that would have been paid between the enactment date and December 31, 2020, with 50% payable by December 31, 2021 and 50% payable by December 31, 2022. During fiscal year 2021, the Company deferred $2.0 million of employer social security payroll taxes. The Company repaid $1.0 million of the deferred amounts and during each of fiscal year 2023 and fiscal year 2022.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Fiscal Year Ended
	March 25,	March 26,
	2023	2022
Cash Provided by (Used in):
Operating Activities	$16,951	$17,618
Investing Activities	$(18,513)	$(39,851)
Financing Activities	$876	$23,694

Operating Activities: Net cash provided by operating activities was $17.0 million during fiscal year 2023 compared to $17.6 million during fiscal year 2022. The year-over-year decrease in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased by a net amount of $5.0 million during fiscal year 2023, inclusive of $0.8 million of accounts receivable acquired as part of four acquisitions completed during the period. Accounts receivable increased by a net amount of $5.7 million during fiscal year 2022, inclusive of $2.8 million of accounts receivable acquired as part of three acquisitions completed during the period. The year-over-year change reflects the timing of collections. The following table illustrates our days sales outstanding as of March 25, 2023 and March 26, 2022:

	As of
	March 25,	March 26,
	2023	2022
Net Sales, for the last two fiscal months	$46,679	$42,005
Accounts Receivable, net	$44,698	$39,737
Days Sales Outstanding	57	57

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

Our inventory balance increased $4.2 million during fiscal year 2023. Our inventory balance increased $1.1 million during fiscal year 2022. The year-over-year change is a result of strategic inventory purchases during fiscal year 2023.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.

Accounts payable increased $1.7 million during fiscal year 2023, inclusive of $0.1 million of accounts payable acquired during the period.  Accounts payable increased by $1.9 million during fiscal year 2022. The variance is largely due to the timing of inventory and capital expenditure purchases and other payments in the respective periods.

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

During fiscal year 2023, accrued compensation and other liabilities decreased by $1.2 million, primarily due to reduced accrued incentives. During fiscal year 2022, accrued compensation and other liabilities increased by $1.0 million, inclusive of $0.5 million of accrued compensation and other liabilities acquired as part of three acquisitions completed during the period.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2023, income taxes payable was consistent with the prior year. During fiscal year 2022, income taxes payable decreased by $0.4 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2023, we invested $9.4 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and capacity and our rental business.

During fiscal year 2022, we invested $10.2 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During fiscal year 2023, we used $9.1 million for business acquisitions. During fiscal year 2022, we used $29.8 million for business acquisitions.

During each of fiscal year 2023 and fiscal year 2022, no contingent consideration or other holdback amounts were paid related to a business acquisition.

Financing Activities: During fiscal year 2023, $2.8 million was borrowed from our revolving line of credit and $0.7 million in cash was generated from the issuance of common stock. In addition, we used $2.1 million for scheduled repayments of our term loan and $0.4 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2023, which is shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

During fiscal year 2022, $31.0 million was borrowed from the revolving line of credit and $1.5 million in cash was generated from the issuance of our common stock. In addition, we used $2.1 million for scheduled repayments of our term loan and $6.7 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

Recent Events

Effective March 27, 2023, we purchased all of the outstanding capital stock of TIC-MS, Inc. (“TIC-MS”), a Missouri based provider of calibration services. This transaction aligned with a key component of our acquisition strategy of targeting businesses that expand the depth and breadth of our Service capabilities. The total purchase price paid for TIC-MS was approximately $9.8 million, of which $2.9 million was paid in cash, including $0.5 million place in escrow for certain post-closing adjustments and indemnification claims, if any, and the issuance of 77,387 shares of our common stock valued at approximately $6.8 million. Pursuant to the purchase agreement, the purchase price will be subject to reduction by up to $0.5 million if a key customer relationship is not retained.

OUTLOOK

As we think ahead into fiscal year 2024, despite macroeconomic uncertainty that looms over the business world, we expect another year of growth and margin expansion across our Service channels. Our business continues to benefit from a predominately life science-oriented market, driven by high levels of regulation and recurring revenue streams, along with a growing rentals business that tends to perform well throughout various economic cycles including more challenged economic environments. In the year ahead, we expect organic Service revenue growth in the high single-digits and gross margin improvement to continue. We are investing in our high-growth NEXA business as well as new client-based labs, which will support additional organic revenue growth and margin expansion in the second half of the year but will temporarily weigh on year-over-year gross margin expansion in the first quarter of fiscal year 2024.

Accretive acquisitions that strengthen our fundamental value proposition will be a key component of our go-forward strategy. Our robust and diverse acquisition pipeline enables opportunities for us to expand addressable markets and increase our capabilities like we did with NEXA and the pipettes business.

We have generated consistent margin improvement over the past several years and we believe the improvement will continue. Automation of our calibration processes and overall process improvement will be key enablers to future margin expansion. We anticipate demonstrating more selling, general and administrative expense leverage in the second half of fiscal year 2024. We believe the Service segment has substantial runway ahead for growth, both organically and through acquisitions. We have a long history of generating sustainable value for our shareholders and providing a dynamic, rewarding workplace for our team.

We expect our income tax rate to range between 21.0% and 23.0% in fiscal year 2024. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.  Although the tax rate is consistent with recent years, there will be a difference in calendarization of the tax benefit from vesting of share-based payments in fiscal year 2024.   These benefits are normally realized in the first quarter, but in fiscal year 2024, we will see the benefit in the second quarter, due to a timing difference of when the awards were made.  In the first quarter of fiscal year 2023, this benefit positively impacted the tax rate by approximately 13% and we would expect a similar impact in second quarter of fiscal year 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.4 million assuming our average borrowing levels remained constant. As of March 25, 2023, $80.0 million was available under our revolving credit facility, of which $42.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of March 25, 2023, $6.4 million was outstanding on the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR (subject to a 1.0% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods) corresponding to such period, in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during fiscal year 2023 for our revolving credit facility ranged from 1.6% to 6.5%. Interest on outstanding borrowings on the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and 3.90% over the term of the loan for subsequent periods. Our revolving credit facility includes a mechanism for adoption of a different benchmark rate upon the discontinuation of LIBOR. On March 25, 2023, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of fiscal years 2023 and 2022 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. and Canadian currencies and the U.S. and Euro currencies on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.4 million and a loss of less than $0.1 million during fiscal year 2023 and 2022, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 25, 2023, we had a foreign exchange contract, which matured in April 2023, outstanding in the notional amount of $2.5 million. The foreign exchange contract was renewed in April 2023 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 25, 2023.

Freed Maxick CPAs, P.C., our independent registered public accounting firm, has audited and reported on the consolidated financial statements of the Company and the Company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Transcat, Inc.

Rochester, New York

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and subsidiaries (the Company) as of March 25, 2023 and March 26, 2022, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended March 25, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of March 25, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 25, 2023 and March 26, 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended March 25, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 25, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combinations

Critical Audit Matter Description

As discussed in Notes 1 and 9 to the consolidated financial statements, during the year ended March 25, 2023, the Company completed multiple business combinations for an aggregate purchase of approximately $9.9 million. The Company applied the acquisition method of accounting for the acquisitions. Under this method, identifiable assets acquired, liabilities assumed, and consideration transferred are measured at their acquisition-date fair value. Assumptions used include the weighted-average cost of capital, risk free rate, asset volatility, customer attrition, as well as forecasted revenue and EBITDA. Aggregate intangible assets and goodwill represented an allocation of purchase price in the amount of $3.6 million and $5.1 million, respectively.  As a result of a business combination in the prior year the Company is still obligated under a contingent consideration arrangement where the potential payout is up to $7,125,000.

The Company’s determination of the fair value of assets acquired and contingent consideration related to a prior acquisition is based upon assumptions of the future performance of the acquisitions and other factors. Due to the subjectivity involved we identified the fair value estimate of assets acquired and contingent consideration as a critical audit matter, which required a higher degree of auditor judgement as well as the use of professionals with specialized skill and knowledge. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimation of fair value of assets acquired and contingent consideration associated with the business combinations included the following, among others:

●

We obtained an understanding of the process and assumptions used by management to develop the estimate of the fair value of assets acquired and consideration transferred and reassessment of contingent consideration.

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

Rochester, New York

June 6, 2023

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 25,	March 26,	March 27,
	2023	2022	2021
Service Revenue	$144,883	$122,005	$101,274
Distribution Sales	85,686	82,954	72,061
Total Revenue	230,569	204,959	173,335

Cost of Service Revenue	98,245	83,084	70,579
Cost of Distribution Sales	63,969	63,436	56,638
Total Cost of Revenue	162,214	146,520	127,217

Gross Profit	68,355	58,439	46,118

Selling, Marketing and Warehouse Expenses	24,761	20,649	17,743
General and Administrative Expenses	27,346	23,647	17,302
Total Operating Expenses	52,107	44,296	35,045

Operating Income	16,248	14,143	11,073

Interest and Other Expenses, net	2,761	953	1,091

Income Before Provision for Income Taxes	13,487	13,190	9,982
Provision for Income Taxes	2,799	1,810	2,191

Net Income	$10,688	$11,380	$7,791

Basic Earnings Per Share	$1.42	$1.52	$1.05
Average Shares Outstanding	7,551	7,496	7,423

Diluted Earnings Per Share	$1.40	$1.50	$1.03
Average Shares Outstanding	7,645	7,589	7,548

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the Fiscal Years Ended
	March 25,	March 26,	March 27,
	2023	2022	2021
Net Income	$10,688	$11,380	$7,791

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	(918)	(207)	662
Other, net of tax effects of $14, $(146) and $36 for the years ended March 25, 2023, March 26, 2022 and March 27, 2021 respectively.	(49)	425	(103)
Total Other Comprehensive (Loss) Income	(967)	218	559

Comprehensive Income	$9,721	$11,598	$8,350

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 25,	March 26,
	2023	2022
ASSETS
Current Assets:
Cash	$1,531	$1,396
Accounts Receivable, less allowance for doubtful accounts of $457 and $460 as of March 25, 2023 and March 26, 2022, respectively	44,698	39,737
Other Receivables	506	558
Inventory, net	16,929	12,712
Prepaid Expenses and Other Current Assets	3,935	5,301
Total Current Assets	67,599	59,704
Property and Equipment, net	29,064	26,439
Goodwill	69,360	65,074
Intangible Assets, net	13,799	14,692
Right to Use Assets, net	14,876	11,026
Other Assets	1,051	827
Total Assets	$195,749	$177,762

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$15,869	$14,171
Accrued Compensation and Other Current Liabilities	10,201	11,378
Current Portion of Long-Term Debt	2,248	2,161
Total Current Liabilities	28,318	27,710
Long-Term Debt	46,869	46,291
Deferred Tax Liabilities, net	6,538	6,724
Lease Liabilities	12,960	9,194
Other Liabilities	1,434	1,667
Total Liabilities	96,119	91,586

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,562,604 and 7,529,078 shares issued and outstanding as of March 25, 2023 and March 26, 2022, respectively	3,781	3,765
Capital in Excess of Par Value	27,886	23,900
Accumulated Other Comprehensive Loss	(1,200)	(233)
Retained Earnings	69,163	58,744
Total Shareholders' Equity	99,630	86,176
Total Liabilities and Shareholders' Equity	$195,749	$177,762

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Years Ended
	March 25,	March 26,	March 27,
	2023	2022	2021
Cash Flows from Operating Activities:
Net Income	$10,688	$11,380	$7,791
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Loss on Disposal of Property and Equipment	88	88	136
Deferred Income Taxes	(186)	559	176
Depreciation and Amortization	10,955	9,567	7,580
Provision for Accounts Receivable and Inventory Reserves	74	34	636
Stock-Based Compensation Expense	3,377	2,329	1,513
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(5,226)	(3,392)	(1,796)
Inventory	(3,377)	(122)	2,724
Prepaid Expenses and Other Current Assets	1,119	(2,960)	(725)
Accounts Payable	1,600	1,901	329
Accrued Compensation and Other Current Liabilities	(2,161)	(1,113)	4,943
Income Taxes Payable	-	(653)	332
Net Cash Provided by Operating Activities	16,951	17,618	23,639

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(9,414)	(10,152)	(6,617)
Proceeds from Sale of Property and Equipment	10	109	17
Business Acquisitions, net of cash acquired	(9,109)	(29,808)	(3,551)
Net Cash Used in Investing Activities	(18,513)	(39,851)	(10,151)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	2,786	31,005	(8,801)
Repayments of Term Loan	(2,121)	(2,114)	(1,982)
Issuance of Common Stock	658	1,486	1,177
Repurchase of Common Stock	(447)	(6,683)	(3,049)
Net Cash Provided by (Used In) Financing Activities	876	23,694	(12,655)

Effect of Exchange Rate Changes on Cash	821	(625)	(772)

Net Increase in Cash	135	836	61
Cash at Beginning of Fiscal Year	1,396	560	499
Cash at End of Fiscal Year	$1,531	$1,396	$560

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$2,263	$780	$860
Income Taxes	$1,116	$3,900	$1,759
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$145	$2,368	$-
Assets acquired and liabilities assumed in business combinations:
Contingent consideration related to NEXA acquisition	$-	$153	$-
Accrued holdback consideration related to acquisitions	$590	$-	$-

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Per Share Amounts)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 28, 2020	7,381	$3,691	$17,929	$(1,010)	$46,477	$67,087
Issuance of Common Stock	57	29	1,148	-	-	1,177
Repurchase of Common Stock	(81)	(41)	(1,253)	-	(1,755)	(3,049)
Stock-Based Compensation	101	50	1,463	-	-	1,513
Other Comprehensive Income	-	-	-	559	-	559
Net Income	-	-	-	-	7,791	7,791
Balance as of March 27, 2021	7,458	3,729	19,287	(451)	52,513	75,078
Issuance of Common Stock	127	64	3,790	-	-	3,854
Repurchase of Common Stock	(111)	(56)	(1,478)	-	(5,149)	(6,683)
Stock-Based Compensation	55	28	2,301	-	-	2,329
Other Comprehensive Income	-	-	-	218	-	218
Net Income	-	-	-	-	11,380	11,380
Balance as of March 26, 2022	7,529	3,765	23,900	(233)	58,744	86,176
Issuance of Common Stock	14	6	797	-	-	803
Repurchase of Common Stock	(7)	(3)	(175)	-	(269)	(447)
Stock-Based Compensation	26	13	3,364	-	-	3,377
Other Comprehensive Loss	-	-	-	(967)	-	(967)
Net Income	-	-	-	-	10,688	10,688
Balance as of March 25, 2023	7,562	$3,781	$27,886	$(1,200)	$69,163	$99,630

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

Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada, Inc., WTT Real Estate Acquisition, LLC, Cal OpEx Limited (d/b/a Transcat Ireland), Cal OpEx Inc. (d/b/a NEXA EAM) and Tangent Labs LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for doubtful accounts and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, fair value of the goodwill reporting units, and the valuation of assets acquired, liabilities assumed and consideration transferred in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year: Transcat operates on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal years ended March 25, 2023 ("fiscal year 2023"),  March 26, 2022 ("fiscal year 2022") and  March 27, 2021 ("fiscal year 2021") all consisted of 52 weeks.

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

Inventory: Inventory consists of products purchased for resale and is valued at the lower of average cost or net realizable value. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. The Company had reserves for inventory losses totaling $0.3 million and $0.5 million at March 25, 2023 and March 26, 2022, respectively.

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

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value to determine whether it is necessary to perform the two-step goodwill impairment test. If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value. The Company determined that no impairment was indicated as of March 25, 2023 and March 26, 2022.

The Company estimates the fair value of its reporting units using the fair market value measurement requirement. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. A summary of changes in the Company’s goodwill and intangible assets is as follows (amounts in thousands):

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 28, 2020	$11,454	$30,086	$41,540	$1,297	$6,680	$7,977
Additions	4	1,075	1,079	-	2,030	2,030
Amortization	-	-	-	(377)	(2,161)	(2,538)
Currency Translation Adjustment	-	653	653	-	44	44
Net Book Value as of March 27, 2021	11,458	31,814	43,272	920	6,593	7,513
Additions	-	21,749	21,749	-	11,060	11,060
Amortization	-	-	-	(273)	(3,611)	(3,884)
Currency Translation Adjustment	-	53	53	-	3	3
Net Book Value as of March 26, 2022	11,458	53,616	65,074	647	14,045	14,692
Additions	-	5,094	5,094	-	3,576	3,576
Measurement Period Adjustments	-	(203)	(203)	-	-	-
Amortization	-	-	-	(199)	(4,255)	(4,454)
Currency Translation Adjustment	-	(605)	(605)	-	(15)	(15)
Net Book Value as of March 25, 2023	$11,458	$57,902	$69,360	$448	$13,351	$13,799

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 15 years. Amortization expense relating to intangible assets is expected to be $3.8 million in fiscal year 2024, $3.2 million in fiscal year 2025, $2.4 million in fiscal year 2026, $1.1 million in fiscal year 2027 and $0.8 million in fiscal year 2028.

Catalog Costs: Transcat capitalizes the cost of each master catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each master catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million as of both March 25, 2023 and March 26, 2022.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of   March 25, 2023 and March 26, 2022, investment assets totaled $0.2 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2023, 2022 and 2021, the Company recorded non-cash stock-based compensation cost in the amount of $3.4 million, $2.3 million and $1.5 million, respectively, in the Consolidated Statements of Income.

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

Revenue recognized from prior period performance obligations for fiscal year 2023 was immaterial. As of March 25, 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of  March 25, 2023 and March 26, 2022 were immaterial. See Note 7 for disaggregated revenue information.

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales.  Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $0.6 million, $1.0 million and $0.7 million in fiscal years 2023, 2022 and 2021, respectively, as a reduction of cost of distribution sales.

Cooperative Advertising Income: The Company participates in co-op advertising programs with certain of its vendors. The Company records cash consideration received from these vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $1.0 million, $0.8 million and $0.6 million in fiscal years 2023, 2022 and 2021, respectively, in connection with these programs.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income.  Advertising costs were approximately $1.2 million, $1.1 million and $0.9 million in fiscal years 2023, 2022 and 2021, respectively.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $2.9 million, $2.7 million and $2.4 million in fiscal years 2023, 2022 and 2021, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were approximately $0.7 million, $0.8 million and $0.8 million in fiscal years 2023, 2022 and 2021, respectively.

Foreign Currency Translation and Transactions: The accounts of Cal OpEx Limited (d/b/a Transcat Ireland), an Irish company, and Transcat Canada Inc., both of which are wholly-owned subsidiaries of the Company, are maintained in the local currencies, the Euro and the Canadian dollar, respectively, and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Cal OpEx Limited’s and Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive loss component of shareholders’ equity.

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was $0.7 million in fiscal year 2023, a gain of $0.1 million in fiscal year 2022 and a loss of less than $0.1 million in fiscal year 2021.  The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.4 million, a loss of less than $0.1 million and a loss of less than $0.1 million in fiscal year 2023, 2022 and 2021, respectively, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 25, 2023, the Company had a foreign exchange contract, which matured in April 2022, outstanding in the notional amount of $2.5 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

At March 25, 2023, accumulated other comprehensive loss consisted of cumulative currency translation losses of $1.1 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

At March 26, 2022, accumulated other comprehensive loss consisted of cumulative currency translation gains of $0.1 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For each of fiscal years 2023, 2022 and 2021, the net additional common stock equivalents had a $(0.02) per share effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Fiscal Year Ended
	March 25,	March 26,	March 27,
	2023	2022	2021
Average Shares Outstanding – Basic	7,551	7,496	7,423
Effect of Dilutive Common Stock Equivalents	94	93	125
Average Shares Outstanding – Diluted	7,645	7,589	7,548
Anti-dilutive Common Stock Equivalents	160	111	-

Shareholders’ Equity: During fiscal years 2023, 2022 and 2021, the Company repurchased and subsequently retired less than 0.1 million shares, 0.1 million shares and 0.1 million shares, respectively, of its common stock. The Company allows its employees the option of satisfying the employee tax withholding obligations with either cash or a net share repurchase. The repurchase of shares was for the net awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity, totaling $0.4 million in fiscal year 2023, $6.7 million in fiscal year 2022 and $3.1 million in fiscal year 2021.  There were no stock option redemptions during fiscal year 2023, fiscal year 2022 or fiscal year 2021.

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

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of (amounts in thousands):

	March 25,	March 26,
	2023	2022
Machinery, Equipment and Software	$59,689	$55,220
Rental Equipment	10,000	8,214
Furniture and Fixtures	2,933	2,788
Leasehold Improvements	8,191	7,222
Total Property and Equipment	80,813	73,444
Less: Accumulated Depreciation and Amortization	(51,749)	(47,005)
Total Property and Equipment, net	$29,064	$26,439

Total depreciation and amortization expense relating to property and equipment amounted to $6.5 million, $5.7 million and $5.0 million in fiscal years 2023, 2022 and 2021, respectively.

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

The 2021 Credit Agreement increased the revolving credit commitment (the “Revolving Credit Commitment”) from $40.0 million to $80.0 million, with a letter of credit subfacility increased from $2.0 million to $10.0 million, and extended the term of the Revolving Credit Commitment to June 2026. The 2021 Credit Agreement amended the definition of Applicable Margin (formerly Applicable Rate under the Prior Credit Agreement), which is based upon the Company’s then current leverage ratio and is used to determine interest charges on outstanding and unused borrowings under the revolving credit facility; the amendments reduced the Applicable Margins payable at the two highest leverage ratio levels. The 2021 Credit Agreement also amended the definition of Permitted Acquisitions, that is, acquisitions which are permitted under, and may be financed with proceeds of, the revolving credit facility, including increasing the aggregate purchase price for acquisitions consummated in any fiscal year from $1.0 million to $65.0 million during fiscal year 2022 and $50.0 million during fiscal year 2023 and any subsequent fiscal year, and adding an aggregate purchase price of $40.0 million for acquisitions consummated at any time during the term of the 2021 Credit Agreement related to businesses with a principal place of business located in the United Kingdom or the European Union.

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

As of March 25, 2023, $80.0 million was available under the revolving credit facility, of which $42.7 million was outstanding and included in long-term debt on the Consolidated Balance Sheets. During fiscal year 2023, $9.1 million was used for four business acquisitions.

As of March 25, 2023, $6.4 million was outstanding on the 2018 Term Loan, of which $2.2 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month LIBOR or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 1.0% floor during the first quarter of fiscal year 2022 and a 0.25% floor for subsequent periods), in each case, plus a margin. Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 4.15% over the term of the loan during the first quarter of fiscal year 2022 and accrued or will accrue at a fixed rate of 3.90% over the term of the loan for subsequent periods. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for fiscal year 2023 ranged from 1.6% to 6.5%.

Covenants: The 2021 Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant and a leverage ratio covenant. The Company was in compliance with all loan covenants and requirements during fiscal years 2023 and 2022. Our leverage ratio, as defined in the 2021 Credit Agreement, was 1.60 at March 25, 2023, compared with 1.74 at March 26, 2022.

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

NOTE 4 – INCOME TAXES

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2023	FY 2022	FY 2021
United States	$9,879	$10,417	$9,187
Foreign	3,608	2,773	795
Total	$13,487	$13,190	$9,982

The provision for income taxes for fiscal years 2023, 2022 and 2021 is as follows:

	FY 2023	FY 2022	FY 2021
Current Tax Provision:
Federal	$1,938	$414	$1,449
State	652	240	428
Foreign	395	752	103
	$2,985	$1,406	$1,980
Deferred Tax (Benefit) Provision:
Federal	$(334)	$456	$96
State	(258)	(10)	(22)
Foreign	406	(42)	137
	$(186)	$404	$211
Provision for Income Taxes	$2,799	$1,810	$2,191

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2023	FY 2022	FY 2021
Federal Income Tax at Statutory Rate	$2,832	$2,770	$2,096
State Income Taxes, net of federal benefit	311	172	282
Foreign Taxes and Federal, State and Foreign Tax Credits	(56)	(127)	9
Tax Impact of Equity Awards	(416)	(1,395)	(274)
Non-Deductible Acquisition Costs	6	206	-
GILTI and 78 Gross Up	83	161	-
Other, net	39	23	78
Total	$2,799	$1,810	$2,191

	March 25,	March 26,
	2023	2022
Deferred Tax Assets:
Accrued Liabilities	$362	$384
Lease Liabilities	1,916	2,622
Performance-Based Stock Award Grants	720	443
Inventory Reserves	70	100
Non-Qualified Deferred Compensation Plan	62	92
Post-Retirement Health Care Plans	323	333
Stock-Based Compensation	570	225
Capitalized Inventory Costs	214	158
Other	314	233
Total Deferred Tax Assets	$4,551	$4,590

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(3,504)	$(3,812)
Right of Use Assets	(1,957)	(2,623)
Depreciation	(5,462)	(4,767)
Other	(166)	(112)
Total Deferred Tax Liabilities	$(11,089)	$(11,314)

Net Deferred Tax Liabilities	$(6,538)	$(6,724)

The Company files income tax returns in the U.S. federal jurisdiction, various states, Canada and Ireland. The Company is no longer subject to examination by U.S. federal income tax authorities for fiscal years 2019 and prior, by state tax authorities for fiscal years 2017 and prior, by Canadian tax authorities for fiscal years 2017 and prior, and by Ireland tax authorities for calendar years 2018 and prior. There are no income tax years currently under examination by the Internal Revenue Service, Canadian and Irish tax authorities. One U.S. state has selected Transcat for analysis, the results of this analysis will determine if further action is required.  The Company's foreign subsidiary undistributed earnings are considered to be permanently reinvested.

During fiscal years 2023, 2022 and 2021, there were no uncertain tax positions. No interest or penalties related to uncertain tax positions were recognized in fiscal years 2023, 2022 and 2021 or were accrued at March 25, 2023 and March 26, 2022.

The Company’s effective tax rate for fiscal years 2023, 2022 and 2021 was 20.8%, 13.7% and 21.9%, respectively. The tax rate is affected by recurring items, such as state income taxes and tax credits, which the Company expects to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year but are not consistent from year to year. The discrete benefits related to share-based compensation awards in each of fiscal years 2023, 2022 and 2021 were $0.4 million, $1.4 million and $0.3 million, respectively.

The Company expects to receive certain federal, state and Canadian tax credits in future years. The Company also expects to receive discrete tax benefits related to share-based compensation awards in fiscal year 2024. As such, it expects its effective tax rate in fiscal year 2024 to be between 21.0% and 23.0%.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. In fiscal years 2023 and 2022, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan. In response to the COVID-19 pandemic, the Company suspended the employer match to the Plan for the first six months of fiscal year 2021. In the second six months of fiscal year 2021, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were approximately $1.2 million, $1.1 million and $0.4 million in fiscal years 2023, 2022 and 2021, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Company’s Board of Directors. The Company made no profit sharing contributions in fiscal years 2023, 2022 and 2021.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”).  650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a general and administrative expense in the accompanying Consolidated Statements of Income. The expense related to the ESPP was less than $0.1 million in each of fiscal years 2023, 2022 and 2021.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2023, 2022 and 2021, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.2 million as of both  March 25, 2023 and  March 26, 2022, and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the post-retirement benefit obligation is as follows (amounts in thousands):

	FY 2023	FY 2022	FY 2021
Post-retirement benefit obligation, at beginning of fiscal year	$1,326	$1,831	$1,509
Service cost	17	96	84
Interest cost	45	52	48
Plan Amendments	193	-	-
Benefits paid	(136)	(125)	(95)
Actuarial (gain) loss	(179)	(528)	285
Post-retirement benefit obligation, at end of fiscal year	1,266	1,326	1,831
Fair value of plan assets, at end of fiscal year	-	-	-
Funded status, at end of fiscal year	$(1,266)	$(1,326)	$(1,831)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,266	$1,326	$1,831

The accumulated post-retirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic post-retirement benefit cost and other amounts recognized in other comprehensive income are as follows (amounts in thousands):

	FY 2023	FY 2022	FY 2021
Net periodic post-retirement benefit cost:
Service cost	$17	$96	$84
Interest cost	45	52	48
Amortization of prior service cost	1	1	1
	63	149	133
Benefit obligations recognized in other comprehensive income:
Amortization of prior service cost	(1)	(1)	(1)
Prior service cost	193	-	-
Net actuarial (gain) loss	(185)	(583)	233
	7	(584)	232
Total recognized in net periodic benefit cost and other comprehensive income	$70	$(435)	$365

Amount recognized in accumulated other comprehensive income, at end of fiscal year:
Unrecognized prior service cost	$163	$156	$739

The prior service cost is amortized over the average remaining life expectancy of active participants in the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost during fiscal year 2024 is less than $0.1 million.

The post-retirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the post-retirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 25,	March 26,
	2023	2022
Weighted average discount rate	4.9%	3.6%

Medical care cost trend rate:
Trend rate assumed for next year	7.8%	7.0%
Ultimate trend rate	4.0%	3.8%
Year that rate reaches ultimate trend rate	2075	2075

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	3.5%	3.0%

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

Fiscal Year	Amount
2024	$121
2025	113
2026	80
2027	92
2028	109
Thereafter	$751

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

NOTE 6 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 25, 2023, 0.7 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete benefits related to share-based compensation and stock option activity in fiscal years 2023, 2022 and 2021 were $0.4 million, $1.4 million and $0.3 million, respectively.

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

The Company’s non-employee directors receive an annual grant of restricted stock units valued at $50,000 that vest after one year. The fiscal year 2023, fiscal year 2022 and fiscal year 2021 restricted stock unit grants to non-employee directors were made in September 2022, September 2021 and September 2020, respectively.

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

During fiscal year 2023, 19,000 shares of time-vested restricted stock units were granted and 11,000 shares of performance-based restricted stock units were granted.  During fiscal year 2022, 30,000 shares of time-vested restricted stock units were granted and 15,000 shares of performance-based restricted stock units were granted. During fiscal year 2021, 80,000 shares of time-vested restricted stock units were granted.

The following table summarizes the restricted stock units vested and shares issued during fiscal years 2023, 2022 and 2021 (amounts in thousands, except per unit data):

		Total	Grant Date		Number
		Number	Fair	Target	Of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2018	April 2018 – March 2020	1	$15.65	Time Vested	1	April 2020
April 2017	April 2017 – March 2020	62	$12.90	79%	49	May 2020
July 2020	July 2020	1	$27.08	Time Vested	1	July 2020
September 2019	September 2019 – September 2020	18	$22.77	Time Vested	18	September 2020
October 2018	October 2018 – September 2020	1	$20.81	Time Vested	1	October 2020
January 2021	January 2021	3	$34.68	Time Vested	3	January 2021
May 2018	April 2018 – March 2021	29	$15.30	Time Vested	29	March 2021
April 2018	April 2018 – March 2021	1	$15.65	Time Vested	1	April 2021
May 2018	April 2018 – March 2021	29	$15.30	64%	19	May 2021
September 2020	September 2020 – September 2021	14	$28.52	Time Vested	14	September 2021
October 2018	October 2018 – September 2021	1	$20.81	Time Vested	1	October 2021
April 2019	April 2019 – March 2022	20	$23.50	Time Vested	20	March 2022
April 2019	April 2019 – March 2022	20	$23.50	82%	16	May 2022
July 2022	July 2022	1	$59.33	Time Vested	1	July 2022
September 2021	September 2021 – September 2022	7	$66.09	Time Vested	7	September 2022
September 2022	September 2022	1	$73.30	Time Vested	1	September 2022
October 2018	October 2018 – September 2022	1	$20.81	Time Vested	1	October 2022

The following table summarizes the non-vested restricted stock units outstanding as of March 25, 2023 (amounts in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 25, 2023
October 2018	October 2018 – September 2027	6	$20.81	Time Vested
April 2020	April 2020 – March 2023	2	$26.25	Time Vested
July 2020	July 2020 – July 2023	26	$27.08	Time Vested
September 2020	September 2020 – July 2023	4	$28.54	Time Vested
September 2020	September 2020 – July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
May 2021	May 2021 – May 2024	1	$54.21	Time Vested
June 2021	June 2021 – March 2024	10	$53.17	133% of target level
June 2021	June 2021 – March 2024	11	$53.17	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
January 2022	January 2022 – March 2024	1	$90.92	133% of target level
January 2022	January 2022 – March 2024	1	$90.92	Time Vested
January 2022	January 2022 – January 2025	1	$90.41	Time Vested
March 2022	March 2022 – March 2025	1	$76.31	Time Vested
May 2022	May 2022 - March 2025	11	$63.17	52% of target level
May 2022	May 2022 - March 2025	12	$63.17	Time Vested
August 2022	August 2022 - August 2025	1	$78.04	Time Vested
September 2022	September 2022 – September 2023	5	$73.80	Time Vested
December 2022	December 2022 - December 2025	1	$81.26	Time Vested
December 2022	December 2022 - December 2025	1	$67.48	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $2.0 million, $1.6 million and $1.4 million in fiscal years 2023, 2022 and 2021, respectively. Unearned compensation totaled $1.9 million as of March 25, 2023 which is expected to be realized over a period of three years.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during fiscal years 2023, 2022 and 2021:

	FY 2023	FY 2022	FY 2021
Risk-Free Interest Rate	2.65%	1.01%	0.22%
Volatility Factor	37.62%	30.22%	25.83%
Expected Term (in Years)	4.58	6.25	3.25
Annual Dividend Rate	0.00%	0.00%	0.00%

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

During fiscal year 2023, the Company granted options for 46,000 shares of common stock in the aggregate to Company employees that vest over three years and an option for 10,000 shares of common stock to a new member of the Board of Directors that vests over five years.

During fiscal year 2022, the Company granted an option for 10,000 shares of common stock each to two new members (20,000 shares in the aggregate) of the Board of Directors that vest over five years, an option for 2,000 shares of common stock each to five employees (10,000 shares in the aggregate) that vests over three years, an option for 90,000 shares of common stock in the aggregate to employees during an acquisition that vests over five years and an option for 6,000 shares of common stock to a Company employee that vests over three years.

During fiscal year 2021, the Company granted an option for 5,000 shares of common stock to a Company employee that vests over three years and an option for 15,000 shares of common stock to an employee that immediately vested.

The expense related to all stock option awards was $1.4 million in fiscal year 2023, $0.7 million in fiscal year 2022 and $0.1 million in fiscal year 2021.

The following table summarizes the Company’s options for fiscal years 2023, 2022 and 2021 (amounts in thousands, except per option data):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	Of	Price Per	Term	Intrinsic
	Options	Option	(in Years)	Value
Outstanding as of March 28, 2020	150	$14.63
Granted	20	27.48
Exercised	(45)	18.01
Outstanding as of March 27, 2021	125	15.47
Granted	131	61.29
Exercised	(85)	12.00
Forfeited	(6)	24.10
Outstanding as of March 26, 2022	165	53.27
Granted	56	62.46
Exercised	(4)	6.19
Forfeited	-	-
Outstanding as of March 25, 2023	217	56.25	7	$6,628
Exercisable as of March 25, 2023	30	$56.23	8	$917

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2023 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 25, 2023. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of March 25, 2023 was $1.9 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised in fiscal years 2023, 2022 and 2021 was $0.3 million, $5.3 million and $1.6 million, respectively. Cash received from the exercise of options in fiscal years 2023, 2022 and 2021 was $0.1 million, $1.0 million and $0.8 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for fiscal years 2023, 2022 and 2021 (dollars in thousands):

	FY 2023	FY 2022	FY 2021
Revenue:
Service	$144,883	$122,005	$101,274
Distribution	85,686	82,954	72,061
Total	230,569	204,959	173,335

Gross Profit:
Service	46,638	38,921	30,695
Distribution	21,717	19,518	15,423
Total	68,355	58,439	46,118

Operating Expenses:
Service (1)	35,216	28,107	20,254
Distribution (1)	16,891	16,189	14,791
Total	52,107	44,296	35,045

Operating Income:
Service	11,422	10,814	10,441
Distribution	4,826	3,329	632
Total	16,248	14,143	11,073

Unallocated Amounts:
Interest and Other Expense, net	2,761	953	1,091
Provision for Income Taxes	2,799	1,810	2,191
Total	5,560	2,763	3,282

Net Income	$10,688	$11,380	$7,791

Total Assets:
Service	$118,568	$109,472
Distribution	52,340	46,107
Unallocated	24,841	22,183
Total	$195,749	$177,762

Continued on next page

	FY 2023	FY 2022	FY 2021
Depreciation and Amortization (2):
Service	$8,800	$7,543	$5,597
Distribution	2,155	2,024	1,983
Total	$10,955	$9,567	$7,580

Capital Expenditures:
Service	$5,569	$7,885	$4,236
Distribution	3,845	2,267	2,381
Total	$9,414	$10,152	$6,617

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$207,143	$187,165	$159,270
Canada	16,468	14,623	13,040
Other International	6,958	3,171	1,025
Total	$230,569	$204,959	$173,335

Property and Equipment:
United States (4)	$24,721	$22,042	$19,897
Canada	4,326	4,397	2,306
Other International	17	-	-
Total	$29,064	$26,439	$22,203

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Including amortization of catalog costs and intangible assets.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

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

Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. As of March 25, 2023, the remaining lease terms on our operating leases range from approximately one year to fifteen years, and include any renewal and/or termination options that are reasonably certain to be exercised by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. The weighted average discount rate for fiscal year 2023, 2022 and 2021 was 3.90%, 4.15% and 4.15%, respectively. The weighted average remaining lease term is approximately eleven years. Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on an as incurred basis and does not record a related lease asset or liability for such leases. Short-term lease expense was immaterial in fiscal years 2023, 2022. and 2021.

The components of lease expense for the current and prior-year comparative periods were as follows (dollars in thousands):

	FY 2023	FY 2022	FY 2021
Operating lease cost	$4,730	$3,687	$3,206
Variable lease cost	$608	$619	$577
Total lease cost	$5,338	$4,306	$3,783

Supplemental cash flow information related to leases was as follows:

	FY 2023	FY 2022	FY 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$440	$2,207	$2,153
Right to Use Assets obtained in exchange for lease liabilities	$4,519	$3,874	$2,945

Total rental expense was approximately $5.3 million, $4.3 million and $3.8 million in fiscal years 2023, 2022 and 2021, respectively. The minimum future annual rental payments under the non-cancelable leases at March 25, 2023 are as follows (in millions):

Fiscal Year	Amount
2024	$4.3
2025	3.2
2026	2.6
2027	1.9
2028	1.4
Thereafter	7.8
Total minimum lease payments	$21.2
Less: Imputed interest	5.9
Present value of remaining lease payments	$15.3

Term Loan:

Effective December 2018, the Company has term loan repayments (principal plus interest) of $0.2 million per month through December 2025. Principal payments relating to the 2018 Term Loan will be $2.2 million in fiscal year 2024, $2.3 million in fiscal year 2025 and $1.8 million in fiscal year 2026.

Contingent Consideration:

In connection with the acquisition of NEXA, there are potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals. If achieved, the earn-out payments will be made in shares of common stock unless certain criteria is met for cash payment. As of August 31, 2021 and March 26, 2022, the estimated fair value for the contingent earn-out payments was $0.2 million and included in the preliminary purchase price allocation in Note 9.  During the second quarter of fiscal year 2023, the Company reduced the contingent consideration down to zero.  As a result of remeasurement, the change was included in the Company’s Consolidated Statements of Income.  There were no remeasurement adjustments during the second half of fiscal year 2023.

NOTE 9 – BUSINESS ACQUISITIONS

Elite: Effective February 2, 2023, Transcat acquired substantially all of the assets of Elite Calibration LLC (“Elite”), a California based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that can leverage the Company’s already existing operating infrastructure.

All the goodwill related to the Elite acquisition has been allocated to the Service segment. Amortization of goodwill related to the Elite acquisition is deductible for tax purposes.

The total purchase price for the assets of Elite was approximately $0.9 million, of which $0.8 million was paid in cash. Pursuant to the asset purchase agreement, the Company held back $0.1 million of the purchase price for certain potential post-closing adjustments.  The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Elite’s assets and liabilities acquired on February 2, 2023 (in thousands):

Goodwill	$820
Plus: Accounts Receivable	62
Total Purchase Price	$882

From the date of acquisition through the end of fiscal year 2023, Elite has contributed revenue of $0.1 million. Since this operation was integrated immediately into our existing operations, its separate operating income in undeterminable.

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

The total purchase price paid for Complete Calibrations was approximately $1.2 million in cash.  In connection with this transaction, the Company also entered into a Technology License Agreement with Calibration Robots Limited, an Irish company and related party to Complete Calibrations, for the use of their proprietary robotics in completing calibrations.  The Technology License Agreement includes transactional royalties in the amount of 3 Euros (approximately $3.23) per calibration performed by technology covered under this license agreement, with a royalty term of up to ten years commencing from the earlier of (i) the date on which cumulative revenue earned from technology covered under this license agreement equals 0.75 million Euros (approximately $0.81 million), and (ii) March 28, 2024.  In addition to the transactional royalties, as long as a key employee is employed by the Company, there is an annual royalty fee of 0.1 million Euros (approximately $0.11 million).  For purposes of this paragraph, we used a conversion rate of 1.0762 to convert Euro to U.S. dollar as of March 25, 2023.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Complete Calibrations’ assets and liabilities acquired on September 28, 2022 (in thousands):

Goodwill	$1,123
Plus: Cash	10
Inventory	44
Total Purchase Price	$1,177

From the date of acquisition through the end of fiscal year 2023, Complete Calibrations has contributed revenue of $0.2 million and operating loss of less than $0.1 million.

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

The total purchase price paid for the assets of e2b was approximately $3.1 million in cash.  Pursuant to the asset purchase agreement, $0.9 million of the purchase price was placed in escrow for certain potential post-closing adjustments.  During the third quarter of fiscal year 2023, $0.6 million of the escrow was released to the sellers.  As of March 25, 2023, $0.3 million remains in escrow.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of e2b’s assets and liabilities acquired on September 27, 2022 (in thousands):

Goodwill	$1,367
Intangible Assets – Customer Base & Contracts	746
Intangible Assets – Covenant Not to Compete	396
2,509
Plus: Accounts Receivable	361
Other Current Assets	24
Property and Equipment	326
Less: Current Liabilities	(121)
Total Purchase Price	$3,099

From the date of acquisition through the end of fiscal year 2023, e2b has contributed revenue of $1.8 million and operating income of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets.

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

From the date of acquisition through the end of fiscal year 2023, Alliance has contributed revenue of $2.0 million and operating income of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the second quarter of fiscal year 2023, the key employee terminated their employment with the Company.  As a result, the Company took $0.2 million out of the escrow account and it was recorded as a gain in the Company's Consolidated Statement of Income.  During the second quarter of fiscal year 2023, an amendment to the Membership Unit Purchase Agreement was entered into which allows the sellers to earn the remaining $0.3 million in the escrow account based on revenue and gross profit during the period of October 2022 to September 2023.  During the fourth quarter of fiscal year 2023, the Company determined that they would not hit the gross profit target and recorded a gain of $0.2 million in the Company’s Consolidated Statement of Income

During the second quarter of fiscal year 2023, a measurement period adjustment was recorded to recognize the fair value of Property and Equipment acquired, with a corresponding reduction to Goodwill. There was no remeasurement period adjustment in the second half of fiscal year 2023. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Tangent’s assets and liabilities acquired on December 31, 2021 (in thousands):

Goodwill	$5,385
Intangible Assets – Customer Base & Contracts	4,150
Intangible Assets – Covenant Not to Compete	220
9,755
Plus: Cash	26
Accounts Receivable	187
Other Current Assets	16
Property and Equipment	203
Less: Current Liabilities	(68)
Deferred Tax Liability	(1,195)
Total Purchase Price	$8,924

During fiscal year 2023, Tangent contributed revenue of $2.4 million and operating income of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets.

NEXA: Effective August 31, 2021, Transcat purchased all of the outstanding capital stock of Cal OpEx Limited (d/b/a Transcat Ireland), a private Irish company, which owns all of the issued and outstanding capital stock of its U.S.-based subsidiary, Cal OpEx Inc. (d/b/a NEXA EAM), a Delaware corporation (collectively, “NEXA”). NEXA provides calibration optimization and other technical solutions to improve asset and reliability management programs to pharmaceutical, biotechnology, and medical device companies worldwide. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities.

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

During the second quarter of fiscal year 2023, the Company reduced the contingent consideration down to zero.  As a result of remeasurement, the change was included in the Company’s Consolidated Statements of Income.  There were no remeasurement adjustments during the second half of fiscal year 2023.  During the calendar year 2022 (the first measurement period), NEXA did not achieve the EBITDA goals in the agreement and no earn-out payments were made.  $0.1 million of the purchase price has been put into escrow for indemnification claims, if any.

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

During fiscal year 2023, NEXA contributed revenue of $13.2 million and operating income of less than $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

Since this operation was integrated immediately into our existing operations, its separate contributed revenue and operating income is undeterminable.

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

The total purchase price for the assets of BioTek was approximately $3.5 million. $0.4 million of the purchase price had been put into escrow for indemnification claims, if any. This escrow was released during the fourth quarter of fiscal year 2022. The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of BioTek’s assets and liabilities acquired during the period presented (in thousands):

Goodwill	$1,063
Intangible Assets – Customer Base & Contracts	1,930
Intangible Assets – Covenant Not to Compete	100
3,093
Plus: Current Assets	406
Non-Current Assets	8
Total Purchase Price	$3,507

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Elite, Complete Calibration, e2b, Alliance, Tangent, NEXA, Upstate Metrology and BioTek had occurred at the beginning of fiscal year 2021. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Fiscal Year Ended
	March 25,	March 26,	March 27,
(in thousands except per share information)	2023	2022	2021

Total Revenue	$233,098	$217,000	$189,730
Net Income	$11,419	$12,052	$6,901
Basic Earnings Per Share	$1.51	$1.61	$0.93
Diluted Earnings Per Share	$1.49	$1.59	$0.91

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition.  As of March 25, 2023, no contingent consideration and $0.6 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets.  As of March 26, 2022, $0.2 million of contingent consideration and $0.1 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets. During fiscal years 2023, 2022 and 2021, no contingent consideration or other holdback amounts were paid.

During fiscal years 2023, 2022 and 2021, acquisition costs of $0.2 million, $0.9 million and less than $0.1 million were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 10 SUBSEQUENT EVENT

Effective March 27, 2023, Transcat purchased all of the outstanding capital stock of TIC-MS, Inc. (“TIC-MS”), a Missouri based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities. The total purchase price paid for TIC-MS was approximately $9.8 million, of which $2.9 million was paid in cash, including $0.5 million placed in escrow for certain post-closing adjustments and indemnification claims, if any, and the issuance of 77,387 shares of our common stock valued at approximately $6.8 million.  Pursuant to the purchase agreement, the purchase price will be subject to reduction by up to $0.5 million if a key customer relationship is not retained.

The purchase price allocation has not been finalized, due to the timing of the acquisition and the filing date of this Annual Report on Form 10-K. Therefore, the allocation of the purchase price to the assets acquired and liabilities assumed, including values to be recognized for goodwill and other intangible assets, will be disclosed in the Quarterly Report on Form 10-Q for the fiscal quarter ending June 24, 2023. The pro forma results of operations from the TIC-MS acquisition will be disclosed in the Quarterly Report on Form 10-Q for the fiscal quarter ending June 24, 2023. The goodwill related to TIC-MS is not expected to be deductible for income tax purposes. All of the goodwill and intangible assets relating to the TIC-MS acquisition will be allocated to the Service segment.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting. Management's report on internal control over financial reporting and the attestation report of our independent registered public accounting firm on our internal control over financial reporting are set forth in Item 8 of this Annual Report on Form 10-K and are incorporated by reference herein.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2023 Annual Meeting of Shareholders under the headings "Proposal One: Election of Directors," "Corporate Governance" and "Executive Officers and Senior Management," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2023 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2023 Annual Meeting of Shareholders under the headings "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Report," "CEO Pay Ratio," and "Pay Versus Performance," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2023 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2023 Annual Meeting of Shareholders under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2023 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 25, 2023:

Equity Compensation Plan Information

(In Thousands, Except Per Share Amounts)

Number of
securities
	Number of				remaining available
	securities to be				for future issuance
	issued upon				under equity
	exercise of				compensation plans
	outstanding options		Weighted-average		(excluding
	and restricted stock		exercise price of		securities reflected
Plan category	units		outstanding options		in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders	323	(1)	$56.25	(2)	781	(3)
Equity compensation plans not approved by security holders	-		-		-
Total	323	(1)	$56.25	(2)	781	(3)

(1)

Includes time-vested restricted stock units and performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Plan and 2021 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which do not have an exercise price.
(3)	There are 112 shares available for grant pursuant to our ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2023 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2023 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2023 Annual Meeting of Shareholders under the heading “Proposal Three: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 25, 2023 fiscal year end.

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

#	10.13

Form of Award Notice of Restricted Stock Units and Performance Restricted Stock Units granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan is incorporated herein by reference from Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended March 26, 2022.

#	10.14	Form of Award Notice for Non-Qualified Stock Options granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022.

	10.15

Amended and Restated Credit Facility Agreement, dated as of October 30, 2017, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 23, 2017.

	10.16

Amended and Restated Credit Facility Agreement Amendment 1, dated as of December 10, 2018, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 12, 2018.

	10.17

Amended and Restated Credit Facility Agreement Amendment 2, dated as of May 18, 2020, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2020.

	10.18

Second Amended and Restated Credit Facility Agreement, dated as of July 7, 2021, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021.

	10.19	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

	10.20	Lease Agreement between AK Leasehold I, LLC and Transcat, Inc. dated May 21, 2019, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2019.

#	10.21

Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.22	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

#	10.23	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended, is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.24

Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

	10.25

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

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries

(23)	Consents of experts and counsel

*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

**	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

*	101.INS Inline XBRL Instance Document

*	101.SCH Inline XBRL Taxonomy Extension Schema Document

*	101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Furnished with this report.
#	Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: June 6, 2023	/s/ Lee D. Rudow
By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

June 6, 2023	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

June 6, 2023	/s/ Thomas L. Barbato	Senior Vice President of Finance and
	Thomas L. Barbato	Chief Financial Officer
(Principal Financial Officer)

June 6, 2023	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

June 6, 2023	/s/ Gary J. Haseley	Chairman of the Board of Directors
Gary J. Haseley

June 6, 2023	/s/ Craig D. Cairns	Director
Craig D. Cairns

June 6, 2023	/s/ Oksana Dominach	Director
Oksana Dominach

June 6, 2023	/s/ Charles P. Hadeed	Director
Charles P. Hadeed

June 6, 2023	/s/ Richard J. Harrison	Director
Richard J. Harrison

June 6, 2023	/s/ Mbago M. Kaniki	Director
Mbago M. Kaniki

June 6, 2023	/s/ Cynthia Langston	Director
Cynthia Langston

June 6, 2023	/s/ Paul D. Moore	Director
Paul D. Moore