Form 10-Q
period 2023-06-24
TRANSCAT INC
filed 2023-08-02
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 24, 2023

or

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

Yes ☐   No ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of July 28, 2023 was 7,687,851.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 24,	June 25,
	2023	2022

Service Revenue	$39,853	$33,876
Distribution Sales	20,745	20,785
Total Revenue	60,598	54,661

Cost of Service Revenue	26,882	23,041
Cost of Distribution Sales	15,006	15,582
Total Cost of Revenue	41,888	38,623

Gross Profit	18,710	16,038

Selling, Marketing and Warehouse Expenses	6,469	5,820
General and Administrative Expenses	7,601	6,614
Total Operating Expenses	14,070	12,434

Operating Income	4,640	3,604

Interest and Other Expense, net	878	156

Income Before Income Taxes	3,762	3,448
Provision for Income Taxes	813	376

Net Income	$2,949	$3,072

Basic Earnings Per Share	$0.39	$0.41
Average Shares Outstanding	7,622	7,535

Diluted Earnings Per Share	$0.38	$0.40
Average Shares Outstanding	7,762	7,629

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 24,	June 25,
	2023	2022
Net Income	$2,949	$3,072

Other Comprehensive Income (Loss):
Currency Translation Adjustment	476	(440)
Other, net of tax effects of $2 and $(4) for the first quarter ended June 24, 2023 and June 25, 2022, respectively;	6	(13)
Total Other Comprehensive Income (Loss)	482	(453)

Comprehensive Income	$3,431	$2,619

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	June 24,	March 25,
	2023	2023
ASSETS
Current Assets:
Cash	$2,149	$1,531
Accounts Receivable, less allowance for doubtful accounts of $515 and $457 as of June 24, 2023 and March 25, 2023, respectively	42,356	44,698
Other Receivables	527	506
Inventory, net	15,177	16,929
Prepaid Expenses and Other Current Assets	3,393	3,935
Total Current Assets	63,602	67,599
Property and Equipment, net	30,186	29,064
Goodwill	77,051	69,360
Intangible Assets, net	15,144	13,799
Right To Use Assets, net	16,280	14,876
Other Assets	1,066	1,051
Total Assets	$203,329	$195,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,564	$15,869
Accrued Compensation and Other Current Liabilities	9,290	10,201
Income Taxes Payable	601	-
Current Portion of Long-Term Debt	2,270	2,248
Total Current Liabilities	23,725	28,318
Long-Term Debt	46,090	46,869
Deferred Tax Liabilities, net	7,184	6,538
Lease Liabilities	14,170	12,960
Other Liabilities	1,440	1,434
Total Liabilities	92,609	96,119

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,643,099 and 7,562,604 shares issued and outstanding as of June 24, 2023 and March 25, 2023, respectively	3,822	3,781
Capital in Excess of Par Value	35,717	27,886
Accumulated Other Comprehensive Loss	(718)	(1,200)
Retained Earnings	71,899	69,163
Total Shareholders' Equity	110,720	99,630
Total Liabilities and Shareholders' Equity	$203,329	$195,749

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 24,	June 25,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$2,949	$3,072
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	8	10
Deferred Income Taxes	44	(23)
Depreciation and Amortization	2,790	2,641
Provision for Accounts Receivable and Inventory Reserves	138	88
Stock-Based Compensation Expense	930	828
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	3,115	1,578
Inventory	1,950	(2,118)
Prepaid Expenses and Other Current Assets	531	432
Accounts Payable	(4,315)	(1,218)
Accrued Compensation and Other Current Liabilities	(1,203)	(3,247)
Income Taxes Payable	599	-
Net Cash Provided by Operating Activities	7,536	2,043

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(2,767)	(2,399)
Proceeds from Sale of Property and Equipment	-	10
Business Acquisitions, net of cash acquired	(2,869)	(4,040)
Net Cash Used in Investing Activities	(5,636)	(6,429)

Cash Flows from Financing Activities:
(Repayments of) Proceeds from Revolving Credit Facility, net	(204)	3,816
Repayments of Term Loan	(553)	(490)
Issuance of Common Stock	199	221
Repurchase of Common Stock	(301)	(437)
Net Cash (Used in) Provided by Financing Activities	(859)	3,110

Effect of Exchange Rate Changes on Cash	(423)	323

Net Increase (Decrease) in Cash	618	(953)
Cash at Beginning of Period	1,531	1,396
Cash at End of Period	$2,149	$443

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$816	$322
Income Taxes, net	$107	$117
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$6,831	$145
Assets acquired and liabilities assumed in business combinations:
Accrued holdback consideration related to Alliance acquisition	$-	$518

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 26, 2022	7,529	$3,765	$23,900	$(233)	$58,744	$86,176
Issuance of Common Stock	8	3	363	-	-	366
Repurchase of Common Stock	(7)	(3)	(164)	-	(270)	(437)
Stock-Based Compensation	16	8	820	-	-	828
Other Comprehensive Loss	-	-	-	(453)	-	(453)
Net Income	-	-	-	-	3,072	3,072
Balance as of June 25, 2022	7,546	$3,773	$24,919	$(686)	$61,546	$89,552

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 25, 2023	7,562	$3,781	$27,886	$(1,200)	$69,163	$99,630
Issuance of Common Stock	82	42	6,988	-	-	7,030
Repurchase of Common Stock	(3)	(2)	(86)	-	(213)	(301)
Stock-Based Compensation	2	1	929	-	-	930
Other Comprehensive Income	-	-	-	482	-	482
Net Income	-	-	-	-	2,949	2,949
Balance as of June 24, 2023	7,643	$3,822	$35,717	$(718)	$71,899	$110,720

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

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended  March 25, 2023 (“fiscal year 2023”) contained in the Company’s Annual Report on Form 10-K for fiscal year 2023 filed with the SEC.

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

Revenue recognized from prior period performance obligations for the first quarter of the fiscal year ending March 30, 2024 (“fiscal year 2024”) was immaterial. As of June 24, 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of June 24, 2023 and March 25, 2023 were immaterial. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of June 24, 2023 and March 25, 2023, investment assets totaled $0.2 million, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of fiscal year 2024 and fiscal year 2023, the Company recorded non-cash stock-based compensation cost of $0.9 million and $0.8 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency gain was $0.1 million in the first quarter of fiscal year 2024 and $0.2 million in the first quarter of fiscal year 2023. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of fiscal years 2024 and 2023, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 24, 2023, the Company had a foreign exchange contract, which matured in July 2023, outstanding in the notional amount of $2.5 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of each of fiscal years 2024 and fiscal year 2023, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	First Quarter Ended
	June 24,	June 25,
	2023	2022
Average Shares Outstanding – Basic	7,622	7,535
Effect of Dilutive Common Stock Equivalents	140	94
Average Shares Outstanding – Diluted	7,762	7,629
Anti-dilutive Common Stock Equivalents	57	145

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 25, 2023	$11,458	$57,902	$69,360	$448	$13,351	$13,799
Additions	-	7,438	7,438	-	2,435	2,435
Amortization	-	-	-	(37)	(1,056)	(1,093)
Currency Translation Adjustment	-	253	253	-	3	3
Net Book Value as of June 24, 2023	$11,458	$65,593	$77,051	$411	$14,733	$15,144

Recently Adopted Accounting Pronouncements: In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Allowance for doubtful accounts is the most significant item for the Company under this ASU. The Company adopted ASU 2016-13 effective on March 26, 2023.  The adoption of this standard did not have a material impact on our consolidated financial statements.

NOTE 2 – LONG-TERM DEBT

On July 7, 2021, the Company entered into the Second Amended and Restated Credit Facility Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), that amended and restated in its entirety the Company’s prior credit agreement with M&T.

The Credit Agreement provides for a revolving credit commitment (the “Revolving Credit Commitment”) of $80.0 million through June 2026, with a letter of credit subfacility of $10.0 million.  The Company's 2018 term loan, with an original principal amount of $15.0 million (the "2018 Term Loan"), is also provided for under the Credit Agreement.

The Credit Agreement allows the Company to use up to $50.0 million under the Revolving Credit Commitment for acquisitions in any single fiscal year.  The Credit Agreement restricts the Company's ability to complete acquisitions of businesses with a principal place of business located in the United Kingdom or the European Union to an aggregate purchase price of $40.0 million during the term of the Credit Agreement, if the acquisition is financed directly or indirectly with the Revolving Credit Commitment.

Under the Credit Agreement, the Company may make restricted payments up to $25.0 million in the aggregate over the term of the Credit Agreement and $10.0 million in any single fiscal year to repurchase shares and pay dividends.

As of June 24, 2023, $37.5 million was available for borrowing under the revolving credit facility, with $42.5 million outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first quarter of fiscal year 2024, $2.9 million was used for one business acquisition.

As of June 24, 2023, $5.9 million was outstanding on the 2018 Term Loan, of which $2.3 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total amortizing repayments (principal plus interest) of $0.2 million per month through its maturity date in December 2025.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month London Interbank Offered Rate ("LIBOR") or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first quarter of fiscal year 2024 ranged from 6.4% to 6.9%.  Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.  The Credit Agreement includes a mechanism for the adoption of a different benchmark rate upon the discontinuance of LIBOR.  The Company was notified by M&T that effective July 1, 2023, LIBOR was discontinued and replaced with the Daily Simple SOFR plus applicable Benchmark Replacement Adjustment.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio from exceeding 3.00 to 1.00. The Company was in compliance with all loan covenants and requirements during the first quarter of fiscal year 2024. The Company's leverage ratio, as defined in the Credit Agreement, was 1.50 at June 24, 2023, compared with 1.60 at March 25, 2023.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At June 24, 2023, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first quarter of fiscal year 2024 and fiscal year 2023 were $0.1 million and $0.5 million, respectively.

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

The following table summarizes the non-vested restricted stock units outstanding as of June 24, 2023 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	June 24, 2023
October 2018	October 2018 – September 2027	6	$20.81	Time Vested
July 2020	July 2020 – July 2023	26	$27.08	Time Vested
September 2020	September 2020 – July 2023	4	$28.54	Time Vested
September 2020	September 2020 – July 2023	5	$29.76	Time Vested
September 2020	September 2020 – September 2023	3	$29.76	Time Vested
June 2021	June 2021 – March 2024	10	$53.17	133% of target level
June 2021	June 2021 – March 2024	11	$53.17	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
January 2022	January 2022 – March 2024	1	$90.92	133% of target level
January 2022	January 2022 – March 2024	1	$90.92	Time Vested
January 2022	January 2022 – January 2025	1	$90.41	Time Vested
March 2022	March 2022 – March 2025	1	$76.31	Time Vested
May 2022	May 2022 – March 2025	11	$63.17	52% of target level
May 2022	May 2022 – March 2025	12	$63.17	Time Vested
August 2022	August 2022 – August 2025	1	$78.04	Time Vested
September 2022	September 2022 – September 2023	5	$73.80	Time Vested
December 2022	December 2022 – December 2025	1	$81.26	Time Vested
December 2022	December 2022 – December 2025	1	$67.48	Time Vested
May 2023	May 2023 – March 2026	10	$89.70	100% of target level
May 2023	May 2023 – March 2026	11	$89.70	Time Vested
May 2023	May 2023 – May 2026	19	$89.70	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.6 million and $0.4 million in the first quarter of fiscal year 2024 and fiscal year 2023, respectively. As of June 24, 2023, unearned compensation, to be recognized over the grants’ respective service periods, totaled $4.6 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first quarter of fiscal year 2024 and fiscal year 2023:

	Three Months Ended
	June 24,	June 25,
	2023	2022

Risk-Free Interest Rate	3.43%	2.32%
Volatility Factor	37.16%	38.11%
Expected Term (in Years)	6.19	3.32
Annual Dividend Rate	0.00%	0.00%

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

During the first quarter of fiscal year 2024, the Company granted options for 6,000 shares of common stock in the aggregate to Company employees that vest over three years and an option for 10,000 shares of common stock to a Company employee that vests over five years.

During the first quarter of fiscal year 2023, the Company granted options for 34,000 shares of common stock in the aggregate to Company employees that vest over three years.

The expense related to all stock option awards was $0.3 million in the first quarter of fiscal year 2024 and $0.4 million in the first quarter of fiscal year 2023.

The following table summarizes the Company’s options as of and for the first quarter ended June 24, 2023 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 25, 2023	217	$56.25
Granted	16	$83.59
Exercised	(3)	$24.30
Forfeited	(2)	$63.17
Outstanding as of June 24, 2023	228	$58.45	6	$6,579
Exercisable as of June 24, 2023	42	$49.59	6	$1,563

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2024 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 24, 2023. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of June 24, 2023 was $2.1 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first quarter of each of fiscal year 2024 and fiscal year 2023 was $0.2 million. Cash received from the exercise of options in the first quarter of each of fiscal year 2024 and fiscal year 2023 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for the first quarter of fiscal year 2024 and fiscal year 2023 (dollars in thousands):

	First Quarter Ended
	June 24,	June 25,
	2023	2022
Revenue:
Service	$39,853	$33,876
Distribution	20,745	20,785
Total	60,598	54,661

Gross Profit:
Service	12,971	10,835
Distribution	5,739	5,203
Total	18,710	16,038

Operating Expenses:
Service (1)	9,779	8,303
Distribution (1)	4,291	4,131
Total	14,070	12,434

Operating Income:
Service	3,192	2,532
Distribution	1,448	1,072
Total	4,640	3,604

Unallocated Amounts:
Interest and Other Expense, net	878	156
Provision for Income Taxes	813	376
Total	1,691	532

Net Income	$2,949	$3,072

Geographic Data:
Revenues to Unaffiliated Customers (2)
United States (3)	$54,257	$48,998
Canada	4,247	3,986
Other International	2,094	1,677
Total	$60,598	$54,661

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(3)	United States includes Puerto Rico.

NOTE 5 – BUSINESS ACQUISITIONS

TIC-MS: Effective March 27, 2023, Transcat purchased all of the outstanding capital stock of TIC-MS, Inc. (“TIC-MS”), a Missouri based provider of calibration services. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities.

The TIC-MS goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. All the goodwill and intangible assets relating to the TIC-MS acquisition has been allocated to the Service segment. Intangible assets related to the TIC-MS acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to fifteen years and are not deductible for tax purposes. Amortization of goodwill related to the TIC-MS acquisition is not deductible for tax purposes.

The purchase price for TIC-MS was approximately $9.8 million and was paid with $2.9 million in cash, including $0.5 million placed in escrow for certain post-closing adjustments and indemnification claims, if any, and the issuance of 77,387 shares of our common stock valued at $6.8 million. Pursuant to the asset purchase agreement, the purchase price will be subject to reduction by up to $0.5 million if a key customer relationship is not retained through March 27, 2024.

The purchase price allocation is subject to revision based upon our final review of intangible asset valuation assumptions, working capital adjustments, assets acquired, and liabilities assumed. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of TIC-MS's assets and liabilities acquired on March 27, 2023 (in thousands):

Goodwill		$7,438
Intangible Assets – Customer Base & Contracts		2,303
Intangible Assets – Covenant Not to Compete		132
		9,873
Plus:	Cash	80
	Accounts Receivable	470
	Property and Equipment	77
Less:	Current Liabilities	(118)
	Deferred Tax Liability	(602)
Total Purchase Price		$9,780

From the date of acquisition through the end of the first quarter of fiscal year 2024, TIC-MS has contributed revenue of $0.9 million and operating income of $0.4 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price paid for Complete Calibrations was approximately $1.2 million in cash.  In connection with this transaction, the Company also entered into a Technology License Agreement with Calibration Robots Limited, an Irish company and related party to Complete Calibrations, for the use of their proprietary robotics in completing calibrations.  The Technology License Agreement includes transactional royalties in the amount of 3 Euros ($3.27) per calibration performed by technology covered under this license agreement, with a royalty term of up to ten years commencing from the earlier of (i) the date on which cumulative revenue earned from technology covered under this license agreement equals 0.75 million Euros ($0.82 million), and (ii) March 28, 2024.  In addition to the transactional royalties, as long as a key employee is employed by the Company, there is an annual royalty fee of 0.1 million Euros ($0.11 million).  For purposes of this paragraph, we used a conversion rate of 1.0895 to convert Euro to U.S. dollar as of June 24, 2023.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Complete Calibrations’ assets and liabilities acquired on September 28, 2022 (in thousands):

Goodwill		$1,123
Plus:	Cash	10
	Inventory	44
Total Purchase Price		$1,177

During the first quarter of fiscal year 2024, Complete Calibrations has contributed revenue of $0.1 million and operating loss of less than $0.1 million.

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

The total purchase price paid for the assets of e2b was approximately $3.1 million in cash.  Pursuant to the asset purchase agreement, the Company held back $0.9 million of the purchase price in escrow for certain potential post-closing adjustments.  During the third quarter of fiscal year 2023, $0.6 million of the escrow was released to the sellers.  As of June 24, 2023, $0.3 million remains in escrow.

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

During the first quarter of fiscal year 2024, e2b has contributed revenue of $0.8 million and operating income of $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first quarter of fiscal year 2024, Alliance has contributed revenue of $0.6 million and operating income of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of TIC-MS, Elite, Complete Calibrations, e2b and Alliance had occurred at the beginning of fiscal year 2023. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	First Quarter Ended
(in thousands except per share information)	June 24, 2023	June 25, 2022

Total Revenue	$60,598	$56,829
Net Income	$2,964	$3,270
Basic Earnings Per Share	$0.39	$0.43
Diluted Earnings Per Share	$0.38	$0.43

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition.  As of June 24, 2023, no contingent consideration and $0.1 million of other holdback amounts unpaid are reflected in current liabilities on the Consolidated Balance Sheets. During the first quarter of fiscal year 2024, no contingent consideration and $0.3 million of other holdback amounts were paid.  During the first quarter of fiscal year 2023, no contingent consideration or other holdback amounts were paid.

During the first quarter of fiscal year 2024 and fiscal year 2023, acquisition costs of $0.2 million and less than $0.1 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 6 – SUBSEQUENT EVENT

Effective July 12, 2023, Transcat purchased all of the outstanding capital stock of SteriQual, Inc. (“SteriQual”), a Florida based provider of expert consulting services to pharmaceutical, biopharmaceutical, medical device and diagnostic equipment manufacturers. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities. The total purchase price paid for SteriQual was approximately $4.2 million, which was paid by the issuance of 38,785 shares of our common stock valued at $3.3 million.  Pursuant to the asset purchase agreement, the Company held back approximately $0.9 million of the purchase price for certain potential post-closing adjustments.

The purchase price allocation has not been finalized, due to the timing of the acquisition and the filing date of this Quarterly Report on Form 10-Q. Therefore, the allocation of the purchase price to the assets acquired and liabilities assumed, including values to be recognized for goodwill and other intangible assets, will be disclosed in the Quarterly Report on Form 10-Q for the fiscal quarter ending September 23, 2023 with the pro forma results of operations from the SteriQual acquisition. The goodwill related to SteriQual is not expected to be deductible for income tax purposes. All of the goodwill and intangible assets relating to the SteriQual acquisition will be allocated to the Service segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “seek,” “strategy,” “target,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts, the impact of widespread public health crises, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated and industrial manufacturing industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and trade relations, our ability to successfully complete and integrate business acquisitions, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, competition in the rental market, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays or disruptions, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to our intellectual property, adverse weather events or other catastrophes or natural disasters, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 25, 2023. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 25, 2023.

RESULTS OF OPERATIONS

Executive Summary

During our first quarter of fiscal year 2024, we had consolidated revenue of $60.6 million. This represented an increase of $5.9 million or 10.9% versus the first quarter of fiscal year 2023. This increase was primarily due to recently completed acquisitions, strong demand in our Service segment’s highly-regulated end markets and increased rental sales.

Our first quarter of fiscal year 2024 gross profit was $18.7 million. This was an increase of $2.7 million or 16.7% versus the first quarter of fiscal year 2023. In addition, consolidated gross margin was 30.9%, an increase of 160 basis points versus the first quarter of fiscal year 2023. This increase was largely the result of operating leverage on our fixed costs and accretive gross margins from our rental business.

Total operating expenses were $14.1 million in the first quarter of fiscal year 2024, an increase of $1.6 million or 13.2% when compared to the prior year first quarter. Included in operating expenses during the first quarter of fiscal year 2024 were incremental operating expenses related to the acquisitions of TIC-MS, e2b and Complete Calibrations, investments in technology and higher incentive-based employee costs due to higher sales. As a percentage of total revenue, operating expenses were 23.2% in the first quarter of fiscal year 2024, up 50 basis points from 22.7% in the first quarter of fiscal year 2023. Operating income was $4.6 million, an increase of $1.0 million, or 28.7% and operating margin increased from 6.6% to 7.7% in the first quarter of fiscal year 2024.

Net income was $2.9 million in the first quarter of fiscal year 2024 versus $3.1 million in the first quarter of fiscal year 2023.  The difference between higher operating income and lower net income compared to the prior period is due to higher interest expense and provision for income taxes.

The following table presents, for the first quarter of fiscal year 2024 and fiscal year 2023, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 24,	June 25,
	2023	2022
As a Percentage of Total Revenue:
Service Revenue	65.8%	62.0%
Distribution Sales	34.2%	38.0%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	32.5%	32.0%
Distribution Gross Profit	27.7%	25.0%
Total Gross Profit	30.9%	29.3%

Selling, Marketing and Warehouse Expenses	10.7%	10.6%
General and Administrative Expenses	12.5%	12.1%
Total Operating Expenses	23.2%	22.7%

Operating Income	7.7%	6.6%

Interest and Other Expense, net	1.5%	0.3%

Income Before Income Taxes	6.2%	6.3%
Provision for Income Taxes	1.3%	0.7%

Net Income	4.9%	5.6%

First Quarter Ended June 24, 2023 COMPARED TO First Quarter Ended June 25, 2022 (dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 24,	June 25,
	2023	2022	$	%
Revenue:
Service	$39,853	$33,876	$5,977	17.6%
Distribution	20,745	20,785	(40)	(0.2)%
Total	$60,598	$54,661	$5,937	10.9%

Total revenue was $60.6 million, an increase of $5.9 million, or 10.9%, in our fiscal year 2024 first quarter compared to the prior fiscal year first quarter.

Service revenue, which accounted for 65.8% and 62.0% of our total revenue in the first quarter of fiscal years 2024 and 2023, respectively, increased 17.6% from the first quarter of fiscal year 2023 to the first quarter of fiscal year 2024. This year-over-year increase included $2.2 million in revenue from acquisitions, and also included organic revenue growth of 11.2% driven by improvement in end market conditions and continued market share gains.

Our fiscal years 2024 and 2023 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2024	FY 2023
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	17.6%	14.7%	19.0%	19.4%	22.9%

The growth in Service segment revenue during the first quarter of fiscal year 2024 versus the first quarter of fiscal year 2023 reflected both organic growth and acquisitions.

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

The following table presents the trailing twelve-month Service segment revenue for the first quarter of fiscal year 2024 and each quarter in fiscal year 2023 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2024	FY 2023
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$150,860	$144,883	$139,787	$134,047	$128,324
Service Revenue Growth	17.6%	18.8%	20.2%	20.9%	21.2%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for the first quarter of fiscal year 2024 and for each quarter during fiscal year 2023:

	FY 2024	FY 2023
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	87.3%	86.9%	86.2%	86.2%	85.4%
Outsourced	11.6%	11.9%	12.6%	12.6%	13.2%
Freight Billed to Customers	1.1%	1.2%	1.2%	1.2%	1.4%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 34.2% of our total revenue in the first quarter of fiscal year 2024 and 38.0% of our total revenue in the first quarter of fiscal year 2023. During the first quarter of fiscal year 2024, Distribution segment sales showed a decrease of 0.2% or less than $0.1 million to $20.7 million. This decrease was primarily due to slower demand for our traditional products offset by increases in rental orders.

The following table presents the quarterly historical trend of Distribution sales in fiscal years 2024 and 2023 compared to the prior year fiscal quarter:

	FY 2024	FY 2023
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	(0.2)%	5.1%	3.7%	1.6%	2.7%

Distribution segment sales were relatively flat in the first quarter of fiscal year 2024 versus the first quarter of fiscal year 2023.

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

Our total pending product shipments at the end of the first quarter of fiscal year 2024 were $7.1 million, a decrease of $1.9 million versus the end of the first quarter of fiscal year 2023 and a decrease of $1.0 million since March 25, 2023. The year-over-year decrease in pending product shipments and backorders was a result of improved fulfillment of existing orders.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first quarter of fiscal year 2024 and each quarter of fiscal year 2023:

	FY 2024	FY 2023
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$7,109	$8,101	$9,543	$9,116	$9,034

% of Pending Product Shipments that were Backorders	85.0%	84.8%	78.4%	80.8%	78.1%

Gross Profit:

	First Quarter Ended		Change
	June 24,	June 25,
	2023	2022	$	%
Gross Profit:
Service	$12,971	$10,835	$2,136	19.7%
Distribution	5,739	5,203	536	10.3%
Total	$18,710	$16,038	$2,672	16.7%

Total gross profit for the first quarter of fiscal year 2024 was $18.7 million, an increase of $2.7 million or 16.7% versus the first quarter of fiscal year 2023. Total gross margin was 30.9% in the first quarter of fiscal year 2024, up from 29.3% in the first quarter of fiscal year 2023, a 160 basis point increase.

Service gross profit in the first quarter of fiscal year 2024 increased $2.1 million, or 19.7%, from the first quarter of fiscal year 2023. Service gross margin was 32.5% in the first quarter of fiscal year 2024, a 50 basis point increase versus the first quarter of fiscal year 2023. This increase in gross margin was the result of improved productivity offset by increased start-up costs from new client-based lab implementations.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2024	FY 2023
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	32.5%	34.0%	30.0%	32.6%	32.0%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2024	FY 2023
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	27.7%	25.2%	26.2%	24.9%	25.0%

Distribution segment gross margin was 27.7% in the first quarter of fiscal year 2024 versus 25.0% in the first quarter of fiscal year 2023, a 270 basis point increase. The increase in segment gross margin was primarily due to a favorable mix of higher margin products sold and rented.

Operating Expenses:

	First Quarter Ended		Change
	June 24,	June 25,
	2023	2022	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$6,469	$5,820	$649	11.2%
General and Administrative	7,601	6,614	987	14.9%
Total	$14,070	$12,434	$1,636	13.2%

Total operating expenses were $14.1 million in the first quarter of fiscal year 2024 versus $12.4 million during the first quarter of fiscal year 2023. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 23.2% in the first quarter of fiscal year 2024 and 22.7% in the first quarter of fiscal year 2023, an increase of 50 basis points.

Income Taxes:

	First Quarter Ended		Change
	June 24,	June 25,
	2023	2022	$	%
Provision for Income Taxes	$813	$376	$437	116.2%

Our effective tax rate for the first quarter of fiscal years 2024 and 2023 was 21.6% and 10.9%, respectively. The increase in the tax provision is due to the decreased amount of discrete tax benefit from share-based compensation activity. Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first quarter of fiscal years 2024 and 2023 was $0.1 million and $0.5 million, respectively.

Net Income:

	First Quarter Ended		Change
	June 24,	June 25,
	2023	2022	$	%
Net Income	$2,949	$3,072	$(123)	(4.0)%

Net income for the first quarter of fiscal year 2024 decreased from the first quarter of fiscal year 2023 primarily due to increased operating expenses and a higher provision for income taxes.

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

	First Quarter Ended
	June 24,	June 25,
	2023	2022
Net Income	$2,949	$3,072
+ Interest Expense	814	360
+ Other (Income) / Expense	64	(204)
+ Tax Provision	813	376
Operating Income	$4,640	$3,604
+ Depreciation & Amortization	2,790	2,641
+ Transaction Expense	185	30
+ Other Income / (Expense)	(64)	204
+ Noncash Stock Compensation	930	828
Adjusted EBITDA	$8,481	$7,307

Total Adjusted EBITDA for the first quarter of fiscal year 2024 was $8.5 million, an increase of $1.2 million or 16.1% versus the first quarter of fiscal year 2023. As a percentage of revenue, Adjusted EBITDA increased to 14.0% for the first quarter of fiscal year 2024 from 13.4% for the first quarter of fiscal year 2023. The increase in Adjusted EBITDA during the first quarter of fiscal year 2024 was primarily driven by the increase in operating income from gross margin expansion and service revenue growth.

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

	First Quarter Ended
	June 24,	June 25,
	2023	2022
Net Income	$2,949	$3,072
+ Amortization of Intangible Assets	1,093	1,084
+ Acquisition Deal Costs	367	299
+ Income Tax Effect @ 25%	(365)	(346)
Adjusted Net Income	4,044	4,109

Average Diluted Shares Outstanding	7,762	7,629

Diluted Earnings Per Share – GAAP	$0.38	$0.40

Adjusted Diluted Earnings Per Share	$0.52	$0.54

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through anticipated cash flows from operations and borrowings from our revolving credit facility. We believe that these sources of financing will be adequate to meet our future requirements.

Under our Second Amended and Restated Credit Facility Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), we have access to a revolving credit commitment (the “Revolving Credit Commitment”) of $80.0 million through June 2026, with a letter of credit subfacility of $10.0 million. Our 2018 term loan, with an original principal amount of $15.0 million (the “2018 Term Loan”), is also provided for under the Credit Agreement.

The Credit Agreement allows us to use up to $50.0 million under the Revolving Credit Commitment for acquisitions in any single fiscal year. The Credit Agreement restricts our ability to complete acquisitions of businesses with a principal place of business located in the United Kingdom or the European Union to an aggregate purchase price of $40.0 million during the term of the Credit Agreement, if the acquisition is financed directly or indirectly with the Revolving Credit Commitment. Under the Credit Agreement, we may make restricted payments up to $25.0 million in the aggregate over the term of the Credit Agreement and $10.0 million in any single fiscal year to repurchase shares and pay dividends.

Interest on outstanding borrowings under the revolving credit facility accrue, at our election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the revolving credit facility for the first quarter of fiscal year 2024 ranged from 6.4% to 6.9%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan. The Credit Agreement includes a mechanism for the adoption of a different benchmark rate upon the discontinuance of LIBOR.  The Company was notified by M&T that effective July 1, 2023, LIBOR was discontinued and replaced with the Daily Simple SOFR plus applicable Benchmark Replacement Adjustment.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. We were in compliance with all loan covenants and requirements during the first quarter of fiscal year 2024. Our leverage ratio, as defined in the Credit Agreement, was 1.50 at June 24, 2023, compared with 1.60 at March 25, 2023.

As of June 24, 2023, $37.5 million was available for borrowing under the revolving credit facility, with $42.5 million outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first quarter of fiscal year 2024 and 2023, we used $2.9 million and $4.0 million, respectively, for business acquisitions.

As of June 24, 2023, $5.9 million was outstanding on the 2018 Term Loan, of which $2.3 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Three Months Ended
	June 24,	June 25,
	2023	2022
Cash Provided by (Used in):
Operating Activities	$7,536	$2,043
Investing Activities	$(5,636)	$(6,429)
Financing Activities	$(859)	$3,110

Operating Activities: Net cash provided by operations was $7.5 million during the first quarter of fiscal year 2024 compared to $2.0 million of net cash provided by operating activities during the first quarter of fiscal year 2023. The year-over-year increase in cash provided by operations was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable decreased $2.3 million during the first quarter of fiscal year 2024 inclusive of $0.5 million of accounts receivable acquired during the period. During the first quarter of fiscal year 2023, accounts receivable decreased by a net amount of $1.7 million inclusive of $0.3 million of accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 24, 2023 and June 25, 2022 (dollars in thousands):

	June 24,	June 25,
	2023	2022
Net Sales, for the last two fiscal months	$43,430	$38,321
Accounts Receivable, net	$42,356	$38,031
Days Sales Outstanding	61	60

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKU’s stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $1.8 million during the first quarter of fiscal year 2024 due to timing of purchases within the quarter.  Our inventory balance increased by $2.2 million during the first quarter of fiscal year 2023 due to strategic inventory purchases during the quarter.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.  Accounts payable decreased $4.3 million during the first quarter of fiscal year 2024.  Accounts payable decreased $1.2 million during the first quarter of fiscal year 2023. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first quarter of fiscal years 2024 and 2023, accrued compensation and other current liabilities decreased by $0.9 million and $2.8 million, respectively. The change from the first quarter of fiscal year 2023 was largely due to the annual payment of incentive based compensation accruals

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2024 the net income tax payable increased by $0.6 million. During the first quarter of fiscal year 2023, income taxes payable remained flat. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During the first quarter of fiscal years 2024 and 2023, we invested $2.7 million and $2.4 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first quarter of fiscal years 2024 and 2023, we used $2.9 million and $4.0 million, respectively, for business acquisitions.

During the first quarter of fiscal year 2024, we paid $0.3 million of other holdback amounts relating to business acquisitions.  During the first quarter of fiscal year 2023, no contingent consideration or other holdback amounts were paid related to business acquisitions.

Financing Activities: During the first quarter of fiscal year 2024, $0.2 million in cash was generated from the issuance of common stock. In addition, we used $0.6 million for scheduled repayments of our term loan, $0.2 million was repaid to our revolving line of credit and $0.3 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2024, which are shown as a repurchase of shares of our common stock.

During the first quarter of fiscal year 2023, $3.8 million was borrowed from our revolving line of credit and $0.2 million in cash was generated from the issuance of common stock. In addition, we used $0.5 million for scheduled repayments of our term loan and $0.4 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in the quarter, which are shown as a repurchase of shares of our common stock.

OUTLOOK

We have demonstrated our ability to drive growth through various economic cycles as can be seen over the past decade and a half, and we believe that will continue. During fiscal year 2024, we expect organic Service revenue growth in the high-single digit to low double-digit range and gross margin expansion. We believe our unique value proposition drives a sustainable competitive advantage in the highly regulated markets that we serve, particularly the Life Science, Aerospace, and Defense markets. Strategic, accretive acquisitions that drive synergistic growth opportunities will be a key component of our go-forward strategy.

We expect our income tax rate to range between 21% and 23% for full fiscal year 2024. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.  Although the tax rate is consistent with recent years, there will be a difference in calendarization of the tax benefit from vesting of share-based payments in fiscal year 2024.   The tax benefits are normally realized in the fiscal first quarter, but we expect to see the benefit in the second quarter of fiscal year 2024, due to a timing difference of when the awards were granted.  This benefit is expected to positively impact the tax rate by approximately 13% in the second quarter of fiscal year 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.4 million assuming our average borrowing levels remained constant under the revolving credit facility. As of June 24, 2023, $37.5 million was available for borrowing under the revolving credit facility, with $42.5 million outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of June 24, 2023, $5.9 million was outstanding under the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we may borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first quarter of fiscal year 2024 for our revolving credit facility ranged from 6.4% to 6.9%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan. Our revolving credit facility includes a mechanism for adoption of a different benchmark rate upon the discontinuance of LIBOR. On June 24, 2023, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.  The Company was notified by M&T that effective July 1, 2023, LIBOR was discontinued and replaced with the Daily Simple SOFR plus applicable Benchmark Replacement Adjustment.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarter of fiscal year 2024 and 2023 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during the first quarter of each of the fiscal years 2024 and 2023, was recognized as a component of Interest and Other Expense, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 24, 2023, we had a foreign exchange contract, which matured in July 2023, outstanding in the notional amount of $2.5 million. The foreign exchange contract was renewed in July 2023 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first quarter of fiscal year 2024) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)		(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

03/26/23 - 04/22/23	721	(2)	$88.00	(2)	-	-

04/23/23 - 05/20/23	-	(2)	-	(2)	-	-

05/21/23 - 06/24/23	2,650	(2)	$89.60	(2)	-	-

Total	3,371		$89.26		-	-

(1)	We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the first quarter of fiscal year 2024.
(2)

Shares of common stock withheld pursuant to the Transcat, Inc. 2021 Incentive Plan, as Amended and Restated, to cover employee tax-withholding obligations upon vesting of restricted stock unit awards that vested and stock option exercises in the first quarter of fiscal year 2024. Amounts in column (b) reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.

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

TRANSCAT, INC.

Date: August 2, 2023	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 2, 2023	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)