Form 10-Q
period 2023-09-23
TRANSCAT INC
filed 2023-11-01
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 23, 2023

or

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

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.50 par value	TRNS	Nasdaq Global Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☑ Yes No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

☐ Yes No ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of October 27, 2023 was 8,826,324.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022

Service Revenue	$41,431	$35,267	$81,284	$69,143
Distribution Sales	21,373	21,172	42,118	41,957
Total Revenue	62,804	56,439	123,402	111,100

Cost of Service Revenue	27,347	23,780	54,229	46,821
Cost of Distribution Sales	15,332	15,892	30,338	31,474
Total Cost of Revenue	42,679	39,672	84,567	78,295

Gross Profit	20,125	16,767	38,835	32,805

Selling, Marketing and Warehouse Expenses	6,856	5,900	13,325	11,720
General and Administrative Expenses	11,626	7,241	19,227	13,855
Total Operating Expenses	18,482	13,141	32,552	25,575

Operating Income	1,643	3,626	6,283	7,230

Interest and Other Expense, net	841	537	1,719	693

Income Before Income Taxes	802	3,089	4,564	6,537
Provision for Income Taxes	342	732	1,155	1,108

Net Income	$460	$2,357	$3,409	$5,429

Basic Earnings Per Share	$0.06	$0.31	$0.44	$0.72
Average Shares Outstanding	7,819	7,550	7,732	7,542

Diluted Earnings Per Share	$0.06	$0.31	$0.43	$0.71
Average Shares Outstanding	7,948	7,646	7,840	7,635

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Net Income	$460	$2,357	$3,409	$5,429

Other Comprehensive Income (Loss):
Currency Translation Adjustment	(352)	(831)	124	(1,271)
Other, net of tax effects of $2 and $(2) for the second quarter ended September 23, 2023 and September 24, 2022, respectively; and $4 and $(6) for the six months ended September 23, 2023 and September 24, 2022, respectively	6	(7)	12	(20)
Total Other Comprehensive Income (Loss)	(346)	(838)	136	(1,291)

Comprehensive Income	$114	$1,519	$3,545	$4,138

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	September 23,	March 25,
	2023	2023
ASSETS
Current Assets:
Cash	$1,246	$1,531
Accounts Receivable, less allowance for credit losses of $614 and $457 as of September 23, 2023 and March 25, 2023, respectively	44,382	44,698
Other Receivables	335	506
Inventory, net	15,685	16,929
Prepaid Expenses and Other Current Assets	3,525	3,935
Total Current Assets	65,173	67,599
Property and Equipment, net	35,648	29,064
Goodwill	106,366	69,360
Intangible Assets, net	23,156	13,799
Right To Use Assets, net	16,784	14,876
Other Assets	1,083	1,051
Total Assets	$248,210	$195,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$12,523	$15,869
Accrued Compensation and Other Current Liabilities	13,295	10,201
Current Portion of Long-Term Debt	2,293	2,248
Total Current Liabilities	28,111	28,318
Long-Term Debt	51,000	46,869
Deferred Tax Liabilities, net	10,836	6,538
Lease Liabilities	14,534	12,960
Other Liabilities	5,477	1,434
Total Liabilities	109,958	96,119

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 7,978,401 and 7,562,604 shares issued and outstanding as of September 23, 2023 and March 25, 2023, respectively	3,989	3,781
Capital in Excess of Par Value	64,310	27,886
Accumulated Other Comprehensive Loss	(1,064)	(1,200)
Retained Earnings	71,017	69,163
Total Shareholders' Equity	138,252	99,630
Total Liabilities and Shareholders' Equity	$248,210	$195,749

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Six Months Ended
	September 23,	September 24,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$3,409	$5,429
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	11	34
Deferred Income Taxes	23	(54)
Depreciation and Amortization	6,078	5,419
Provision for Accounts Receivable and Inventory Reserves	347	94
Stock-Based Compensation Expense	2,171	1,942
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	2,384	(1,238)
Inventory	3,376	(3,724)
Prepaid Expenses and Other Current Assets	465	881
Accounts Payable	(3,969)	(586)
Accrued Compensation and Other Current Liabilities	1,677	(2,962)
Net Cash Provided by Operating Activities	15,972	5,235

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(5,444)	(4,772)
Proceeds from Sale of Property and Equipment	-	10
Business Acquisitions, net of cash acquired	(12,882)	(4,040)
Net Cash Used in Investing Activities	(18,326)	(8,802)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net	5,288	3,387
Repayments of Term Loan	(1,112)	(1,026)
Issuance of Common Stock	384	364
Repurchase of Common Stock	(2,247)	(437)
Net Cash Provided by Financing Activities	2,313	2,288

Effect of Exchange Rate Changes on Cash	(244)	792

Net Decrease in Cash	(285)	(487)
Cash at Beginning of Period	1,531	1,396
Cash at End of Period	$1,246	$909

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$1,680	$829
Income Taxes, net	$1,099	$484
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$34,769	$145
Assets acquired and liabilities assumed in business combinations:
Accrued holdback and contingent consideration related to acquisitions	$4,859	$518

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 26, 2022	7,529	$3,765	$23,900	$(233)	$58,744	$86,176
Issuance of Common Stock	8	3	363	-	-	366
Repurchase of Common Stock	(7)	(3)	(164)	-	(270)	(437)
Stock-Based Compensation	16	8	820	-	-	828
Other Comprehensive Loss	-	-	-	(453)	-	(453)
Net Income	-	-	-	-	3,072	3,072
Balance as of June 25, 2022	7,546	$3,773	$24,919	$(686)	$61,546	$89,552
Issuance of Common Stock	3	2	141	-	-	143
Repurchase of Common Stock	-	-	-	-	-	-
Stock-Based Compensation	9	4	1,110	-	-	1,114
Other Comprehensive Loss	-	-	-	(838)	-	(838)
Net Income	-	-	-	-	2,357	2,357
Balance as of September 24, 2022	7,558	$3,779	$26,170	$(1,524)	$63,903	$92,328

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 25, 2023	7,562	$3,781	$27,886	$(1,200)	$69,163	$99,630
Issuance of Common Stock	82	42	6,988	-	-	7,030
Repurchase of Common Stock	(3)	(2)	(86)	-	(213)	(301)
Stock-Based Compensation	2	1	929	-	-	930
Other Comprehensive Income	-	-	-	482	-	482
Net Income	-	-	-	-	2,949	2,949
Balance as of June 24, 2023	7,643	$3,822	$35,717	$(718)	$71,899	$110,720
Issuance of Common Stock	313	156	27,967	-	-	28,123
Repurchase of Common Stock	(22)	(11)	(593)	-	(1,342)	(1,946)
Stock-Based Compensation	44	22	1,219	-	-	1,241
Other Comprehensive Loss	-	-	-	(346)	-	(346)
Net Income	-	-	-	-	460	460
Balance as of September 23, 2023	7,978	$3,989	$64,310	$(1,064)	$71,017	$138,252

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

Revenue Recognition: Distribution non-rental sales are recorded when an order’s title and risk of loss transfers to the customer, which is generally upon shipment. Distribution rental revenue is recognized over time using the output method-time elapsed as this portrays the transfer of control to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time using the output method-time elapsed as this portrays the transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Freight billed to customers is included in revenue. Shipping and handling is not included in revenue. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

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

Revenue recognized from prior period performance obligations for the second quarter of the fiscal year ending March 30, 2024 (“fiscal year 2024”) was immaterial. As of September 23, 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of September 23, 2023 and March 25, 2023 were immaterial. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of September 23, 2023 and March 25, 2023, investment assets totaled $0.2 million, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of fiscal year 2024 and fiscal year 2023, the Company recorded non-cash stock-based compensation cost of $2.2 million and $1.9 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency was a gain of less than $0.1 million in the first six months of fiscal year 2024 and a loss of less than $0.1 million in the first six months of fiscal year 2023. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million and a gain of $0.3 million during the first six months of fiscal years 2024 and 2023, respectively, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 23, 2023, the Company had a foreign exchange contract, which matured in October 2023, outstanding in the notional amount of $2.1 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Earnings Per Share: Basic earnings per share of the Company's common stock, par value $0.50 per share ("common stock"), are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of stock options and unvested restricted stock units using the treasury stock method in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, proceeds received from the exercise of options and unvested restricted stock units are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

For the second quarter of each of fiscal years 2024 and 2023, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the first six months of each of fiscal years 2024 and 2023, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Average Shares Outstanding – Basic	7,819	7,550	7,732	7,542
Effect of Dilutive Common Stock Equivalents	129	96	108	93
Average Shares Outstanding – Diluted	7,948	7,646	7,840	7,635
Anti-dilutive Common Stock Equivalents	31	166	37	166

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 25, 2023	$11,458	$57,902	$69,360	$448	$13,351	$13,799
Additions	27,095	9,795	36,890	7,900	3,983	11,883
Amortization	-	-	-	(341)	(2,187)	(2,528)
Currency Translation Adjustment	-	116	116	-	2	2
Net Book Value as of September 23, 2023	$38,553	$67,813	$106,366	$8,007	$15,149	$23,156

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	September 23,	March 25,
	2023	2023
Current Liabilities:
Accrued Payroll and Employee Benefits	$3,440	$3,243
Accrued Incentives	1,873	2,507
Current Portion of Lease Liabilities	2,749	2,333
Accrued Acquisition Holdbacks	2,525	252
Accrued Contingent Consideration	942	-
Other Current Liabilities	1,766	1,866
Accrued Compensation and Other Current Liabilities	$13,295	$10,201

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,254	$1,266
Accrued Acquisition Holdbacks	1,647	-
Accrued Contingent Consideration	2,358	-
Other Non-Current Liabilities	218	168
Other Liabilities	$5,477	$1,434

Recently Adopted Accounting Pronouncements: In June 2016, the Financial Accounting Standard Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The ASU replaces the "incurred loss" model with an "expected credit loss" model that requires entities to estimate an expected lifetime credit loss on financial assets, including trade accounts receivable. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Allowance for credit losses for accounts receivable is the most significant item for the Company under this ASU. The Company adopted ASU 2016-13 effective on March 26, 2023.  The adoption of this standard did not have a material impact on our consolidated financial statements.

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

As of September 23, 2023, $32.0 million was available for borrowing under the revolving credit facility, with $48.0 million outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first six months of fiscal year 2024, $12.9 million was used for business acquisitions.

As of September 23, 2023, $5.3 million was outstanding on the 2018 Term Loan, of which $2.3 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total amortizing repayments (principal plus interest) of $0.2 million per month through its maturity date in December 2025.

Interest and Other Costs: Interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable one-month London Interbank Offered Rate ("LIBOR") or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first six months of fiscal year 2024 ranged from 6.4% to 7.1%.  Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.  The Credit Agreement includes a mechanism for the adoption of a different benchmark rate upon the discontinuance of LIBOR.  Per the terms of the Credit Agreement, LIBOR was replaced with the Daily Simple SOFR plus applicable Benchmark Replacement Adjustment effective July 1, 2023.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio from exceeding 3.00 to 1.00. The Company was in compliance with all loan covenants and requirements during the first six months of fiscal year 2024. The Company's leverage ratio, as defined in the Credit Agreement, was 1.37 at September 23, 2023, compared with 1.60 at March 25, 2023.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At September 23, 2023, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first six months of fiscal year 2024 and fiscal year 2023 were $0.6 million and $0.5 million, respectively.

Restricted Stock Units: The Company grants time-based and performance-based restricted stock units as a component of executive and key employee compensation. Expense for restricted stock unit grants is recognized on a straight-line basis for the service period of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock unit grants is the quoted market price for the Company’s common stock on the date of grant. These restricted stock units are either time vested, or vest following the third fiscal year from the date of grant subject to cumulative diluted earnings per share or cumulative adjusted EBITDA targets over the eligible period.

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

The following table summarizes the non-vested restricted stock units outstanding as of September 23, 2023 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	September 23, 2023
October 2018	October 2018 – September 2027	6	$20.81	Time Vested
June 2021	June 2021 – March 2024	10	$53.17	136% of target level
June 2021	June 2021 – March 2024	11	$53.17	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
January 2022	January 2022 – March 2024	1	$90.92	136% of target level
January 2022	January 2022 – March 2024	1	$90.92	Time Vested
January 2022	January 2022 – January 2025	1	$90.41	Time Vested
March 2022	March 2022 – March 2025	1	$76.31	Time Vested
May 2022	May 2022 – March 2025	11	$63.17	64% of target level
May 2022	May 2022 – March 2025	12	$63.17	Time Vested
August 2022	August 2022 – August 2025	1	$78.04	Time Vested
December 2022	December 2022 – December 2025	1	$81.26	Time Vested
December 2022	December 2022 – December 2025	1	$67.48	Time Vested
May 2023	May 2023 – March 2026	10	$89.70	150% of target level
May 2023	May 2023 – March 2026	11	$89.70	Time Vested
May 2023	May 2023 – May 2026	19	$89.70	Time Vested
August 2023	August 2023 – August 2024	6	$90.56	Time Vested
September 2023	September 2023 – September 2024	4	$109.55	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $1.5 million and $1.2 million in the first six months of fiscal year 2024 and fiscal year 2023, respectively. As of September 23, 2023, unearned compensation, to be recognized over the grants’ respective service periods, totaled $5.2 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first six months of fiscal year 2024 and fiscal year 2023:

	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022

Risk-Free Interest Rate	4.38%	3.40%	3.82%	2.65%
Volatility Factor	36.87%	36.49%	37.04%	37.62%
Expected Term (in Years)	6.27	5.47	6.22	4.58
Annual Dividend Rate	0.00%	0.00%	0.00%	0.00%

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

During the first six months of fiscal year 2024, the Company granted options for 7,000 shares of common stock in the aggregate to Company employees that vest over three years, an option for 10,000 shares of common stock to a Company employee that vests over five years and an option for 10,000 shares of common stock to a Company director that vests over five years.

During the first six months of fiscal year 2023, the Company granted options for 46,000 shares of common stock in the aggregate to Company employees that vest over three years and an option for 10,000 shares of common stock to a Company director that vests over five years.

The expense related to all stock option awards was $0.6 million in the first six months of fiscal year 2024 and $0.7 million in the first six months of fiscal year 2023.

The following table summarizes the Company’s options as of and for the first six months ended September 23, 2023 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 25, 2023	217	$56.25
Granted	27	$93.28
Exercised	(4)	$24.30
Forfeited	(2)	$63.17
Outstanding as of September 23, 2023	238	$60.89	6	$8,130
Exercisable as of September 23, 2023	60	$55.34	7	$2,348

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2024 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 23, 2023. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of September 23, 2023 was $2.3 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first six months of fiscal year 2024 was $0.3 million and during the first six months of fiscal year 2023 was $0.2 million. Cash received from the exercise of options in the first six months of fiscal year 2024 and fiscal year 2023 was $0.1 million and less than $0.1 million, respectively.

NOTE 4 – SEGMENT INFORMATION

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for the second quarter and first six months of fiscal year 2024 and fiscal year 2023 (dollars in thousands):

	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Revenue:
Service	$41,431	$35,267	$81,284	$69,143
Distribution	21,373	21,172	42,118	41,957
Total	62,804	56,439	123,402	111,100

Gross Profit:
Service	14,084	11,487	27,055	22,322
Distribution	6,041	5,280	11,780	10,483
Total	20,125	16,767	38,835	32,805

Operating Expenses:
Service (1)	13,342	8,980	23,121	17,283
Distribution (1)	5,140	4,161	9,431	8,292
Total	18,482	13,141	32,552	25,575

Operating Income:
Service	742	2,507	3,934	5,039
Distribution	901	1,119	2,349	2,191
Total	1,643	3,626	6,283	7,230

Unallocated Amounts:
Interest and Other Expense, net	841	537	1,719	693
Provision for Income Taxes	342	732	1,155	1,108
Total	1,183	1,269	2,874	1,801

Net Income	$460	$2,357	$3,409	$5,429

Geographic Data:
Revenues to Unaffiliated Customers (2)
United States (3)	$57,119	$51,036	$111,376	$100,033
Canada	3,896	3,868	8,143	7,855
Other International	1,789	1,535	3,883	3,212
Total	$62,804	$56,439	$123,402	$111,100

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(3)	United States includes Puerto Rico.

NOTE 5 – BUSINESS ACQUISITIONS

Axiom: Effective August 8, 2023, Transcat purchased all of the outstanding capital stock of Axiom Test Equipment, Inc. (“Axiom”), a privately-held California rental provider of electronic test equipment to customers across the United States. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Distribution capabilities.

The Axiom goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. All the goodwill and intangible assets relating to the Axiom acquisition has been allocated to the Distribution segment. Intangible assets related to the Axiom acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to twelve years and are not deductible for tax purposes. Amortization of goodwill related to the Axiom acquisition is not deductible for tax purposes.

The total purchase price for Axiom was approximately $38.6 million and was paid with $10.0 million in cash and the issuance of our common stock valued at $28.6 million. Pursuant to the asset purchase agreement, the Company held back approximately $3.9 million of the purchase price for certain potential post-closing adjustments.

The purchase price allocation is subject to revision based upon our final review of tangible and intangible asset valuation assumptions, working capital adjustments, assets acquired, and liabilities assumed. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Axiom's assets and liabilities acquired on August 8, 2023 (in thousands):

Goodwill		$27,095
Intangible Assets – Customer Base & Contracts		7,900
		34,995
Plus:	Cash	37
	Accounts Receivable	962
	Inventory	1,678
	Other Current Assets	83
	Property and Equipment	4,695
Less:	Current Liabilities	(631)
	Deferred Tax Liability	(3,256)
Total Purchase Price		$38,563

From the date of acquisition through the end of the second quarter of fiscal year 2024, Axiom has contributed revenue of $1.4 million and operating income of $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

SteriQual: Effective July 12, 2023, Transcat purchased all of the outstanding capital stock of SteriQual, Inc. (“SteriQual”), a Florida based provider of expert consulting services to pharmaceutical, biopharmaceutical, medical device and diagnostic equipment manufacturers. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s Service capabilities.

The SteriQual goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. All the goodwill and intangible assets relating to the SteriQual acquisition has been allocated to the Service segment. Intangible assets related to the SteriQual acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to fifteen years and are not deductible for tax purposes. Amortization of goodwill related to the SteriQual acquisition is not deductible for tax purposes.

The total purchase price for SteriQual was approximately $4.3 million and was paid by the issuance of our common stock.  Pursuant to the asset purchase agreement, the Company held back approximately $0.9 million of the purchase price for certain potential post-closing adjustments. Pursuant to the asset purchase agreement, the purchase price is subject to reduction by up to $0.5 million if certain revenue targets are not met through July 12, 2024. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. As of September 23, 2023, there has not been a receivable recognized relating to the $0.5 million contingent consideration.

The purchase price allocation is subject to revision based upon our final review of intangible asset valuation assumptions, working capital adjustments, assets acquired, and liabilities assumed. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of SteriQual's assets and liabilities acquired on July 12, 2023 (in thousands):

Goodwill		$2,602
Intangible Assets – Customer Base & Contracts		1,062
Intangible Assets – Covenant Not to Compete		392
Intangible Assets – Sales Backlog		95
		4,151
Plus:	Accounts Receivable	665
Less:	Current Liabilities	(149)
	Deferred Tax Liability	(383)
Total Purchase Price		$4,284

From the date of acquisition through the end of the second quarter of fiscal year 2024, SteriQual has contributed revenue of $0.7 million and operating loss of less than $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for TIC-MS was approximately $9.8 million and was paid with $2.9 million in cash, including $0.5 million placed in escrow for contingent consideration, certain post-closing adjustments and indemnification claims, if any, and the issuance of 77,387 shares of our common stock valued at $6.9 million. Pursuant to the asset purchase agreement, the purchase price will be subject to reduction by up to $0.5 million if a key customer relationship is not retained through March 27, 2024. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. As of September 23, 2023, we continued to retain this key customer relationship. As a result, there has not been a receivable recognized relating to the $0.5 million contingent consideration.

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

Goodwill		$7,193
Intangible Assets – Customer Base & Contracts		2,303
Intangible Assets – Covenant Not to Compete		132
		9,628
Plus:	Cash	80
	Accounts Receivable	470
	Property and Equipment	356
Less:	Current Liabilities	(118)
	Deferred Tax Liability	(636)
Total Purchase Price		$9,780

From the date of acquisition through the end of the second quarter of fiscal year 2024, TIC-MS has contributed revenue of $1.7 million and operating income of $0.7 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price paid for Complete Calibrations was approximately $1.2 million in cash.  In connection with this transaction, the Company also entered into a Technology License Agreement with Calibration Robots Limited, an Irish company and related party to Complete Calibrations, for the use of their proprietary robotics in completing calibrations.  The Technology License Agreement includes transactional royalties in the amount of 3 Euros ($3.19) per calibration performed by technology covered under this license agreement, with a royalty term of up to ten years commencing from the earlier of (i) the date on which cumulative revenue earned from technology covered under this license agreement equals 0.75 million Euros ($0.80 million), and (ii) March 28, 2024.  In addition to the transactional royalties, as long as a key employee is employed by the Company, there is an annual royalty fee of 0.1 million Euros ($0.11 million).  For purposes of this paragraph, we used a conversion rate of 1.0646 to convert Euro to U.S. dollar as of September 23, 2023.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Complete Calibrations’ assets and liabilities acquired on September 28, 2022 (in thousands):

Goodwill		$1,123
Plus:	Cash	10
	Inventory	44
Total Purchase Price		$1,177

During the first six months of fiscal year 2024, Complete Calibrations has contributed revenue of $0.2 million and operating loss of less than $0.1 million.

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

The total purchase price paid for the assets of e2b was approximately $3.1 million in cash.  Pursuant to the asset purchase agreement, the Company held back $0.9 million of the purchase price in escrow for certain potential post-closing adjustments.  During the third quarter of fiscal year 2023, $0.6 million of the escrow was released to the sellers.  As of September 23, 2023, $0.3 million remains in escrow.

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

During the first six months of fiscal year 2024, e2b has contributed revenue of $1.8 million and operating income of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The purchase price for Alliance was approximately $4.7 million and was paid with $4.0 million in cash and the issuance of 2,284 shares of our common stock valued at $0.1 million. Pursuant to the asset purchase agreement, the Company held back $0.5 million of the purchase price for certain potential post-closing adjustments, and the purchase price would have been subject to reduction by $0.5 million if a key customer relationship was not retained. During the first quarter of fiscal year 2024, $0.5 million of the holdback was released to the sellers.

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

During the first six months of fiscal year 2024, Alliance has contributed revenue of $1.3 million and operating income of $0.4 million, which includes the negative impact of amortization of the acquired intangible assets.

NEXA: Effective August 31, 2021, Transcat purchased all of the outstanding capital stock of Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management), an Irish company, which owns all of the issued and outstanding capital stock of its U.S.-based subsidiary, Cal OpEx Inc., a Delaware corporation (collectively, “NEXA”). On September 11, 2023, the Company entered into an amendment (the “Amendment”) to a Share Purchase Agreement dated August 31, 2021 (the “Purchase Agreement”) with John Cummins and Ross Lane (the “Sellers”) associated with the Company’s purchase of all of the outstanding capital stock of NEXA. As described below, the Amendment changes the conditions necessary for the Sellers to receive potential earn-out payments, changes the lines of business included in the calculation of earnings before income taxes, depreciation and amortization (“EBITDA”), and changes the outside due date of any potential earn-out payments.

Pursuant to the Purchase Agreement, the Sellers were entitled to potential earn-out payments in an aggregate amount of up to $7.5 million for the calendar years ending December 31, 2022, 2023, 2024, and 2025 (each, an “Earn-Out Year”) if NEXA’s consolidated gross revenue, as defined in the Purchase Agreement, equaled or exceeded 70% of the target revenue specified in the Purchase Agreement and NEXA’s consolidated EBITDA percentage, as defined in the Purchase Agreement, equaled or exceeded 25% for a given earn-out year. The potential earn-out payment of up to $0.4 million for the 2022 Earn-Out Year was not earned under the Purchase Agreement.

Pursuant to the Amendment, the Sellers are now entitled to potential earn-out payments in an aggregate amount of up to $7.1 million for the remaining Earn-Out Years (2023, 2024 and 2025) if NEXA’s consolidated EBITDA, as defined in the Amendment, equals or exceeds 70% of the target EBITDA specified in the Amendment for a given earn-out year. Pursuant to the Amendment, the definition of EBITDA was revised to include EBITDA from the CQV business and incremental EBITDA from the SteriQual, Inc. business. The maximum earn-out payment will be received if NEXA’s consolidated EBITDA equals or exceeds 150% of the target EBITDA specified in the Amendment. The earn-out payments, if any, will be paid in shares of common stock, calculated using the volume-weighted average closing price of the common stock for 30 consecutive trading days ending on the trading day that is two days prior to the date the earn-out payment is to be paid (“VWAP”). If the VWAP is less than $45.07 per share, then the Company may pay the earn-out payment in cash in lieu of shares of common stock.

As of March 25, 2023, the estimated fair value for the total earn-out obligations under the Purchase Agreement, classified as Level 3 in the fair value hierarchy, was zero. As of September 23, 2023, the estimated fair value for the total earn-out obligations under the Amendment, classified as Level 3 in the fair value hierarchy, was approximately $2.8 million. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 9.00%, 2) risk-free interest rate of 5.00%, 3) asset volatility of 25.00%, and 4) forecasted revenue and EBITDA. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. Due to the uncertainty with utilizing these significant unobservable inputs for this Level 3 fair value measurement, materially higher or lower fair value measurements may be recognized at subsequent remeasurement periods. The Company recognized a non-cash expense of $2.8 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended  September 23, 2023.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Axiom, SteriQual, TIC-MS, Elite, Complete Calibrations, e2b and Alliance had occurred at the beginning of fiscal year 2023. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
(in thousands except per share information)	September 23, 2023	September 24, 2022	September 23, 2023	September 24, 2022

Total Revenue	$66,077	$62,280	$131,550	$123,410
Net Income	$422	$1,670	$3,085	$3,975
Basic Earnings Per Share	$0.05	$0.22	$0.40	$0.53
Diluted Earnings Per Share	$0.05	$0.22	$0.39	$0.52

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of September 23, 2023, $0.9 million contingent consideration and $2.5 million of other holdback amounts unpaid are reflected in current liabilities on the Consolidated Balance Sheets and $2.4 million contingent consideration and $1.6 million of other holdback amounts unpaid are reflected in other liabilities on the Consolidated Balance Sheets. During the first six months of fiscal year 2024, no contingent consideration and $0.3 million of other holdback amounts were paid.  During the first six months of fiscal year 2023, no contingent consideration or other holdback amounts were paid.

During the first six months of fiscal year 2024 and fiscal year 2023, acquisition costs of $0.5 million and less than $0.1 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 6 – SUBSEQUENT EVENT

On September 21, 2023, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of several underwriters, for the sale of common stock in an underwritten public offering at a public offering price of $95.00 per share (the “Offering”). The Offering closed on September 25, 2023 and the Company sold an aggregate of 847,371 shares in the Offering, which included 110,526 shares issued upon the exercise by the underwriters of their over-allotment option, for total gross proceeds of $80.5 million. Net proceeds received after direct costs in the Offering were $75.5 million. A portion of the net proceeds from this Offering were used to pay off the Revolving Credit Facility in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” "potential," "outlook," “seek,” “strategy,” “target,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts, the impact of widespread public health crises, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated and industrial manufacturing industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and trade relations, our ability to successfully complete and integrate business acquisitions, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, competition in the rental market, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays or disruptions, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to our intellectual property, geopolitical events, adverse weather events or other catastrophes or natural disasters, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 25, 2023. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 25, 2023.

RESULTS OF OPERATIONS

Executive Summary

During our second quarter of fiscal year 2024, we had consolidated revenue of $62.8 million. This represented an increase of $6.4 million or 11.3% versus the second quarter of fiscal year 2023. This increase was primarily due to recently completed acquisitions, strong demand in our Service segment’s highly-regulated end markets and increased rental sales, which includes incremental revenue from an acquisition.

Our second quarter of fiscal year 2024 gross profit was $20.1 million. This was an increase of $3.4 million or 20.0% versus the second quarter of fiscal year 2023. In addition, consolidated gross margin was 32.0%, an increase of 230 basis points versus the second quarter of fiscal year 2023. This increase was largely the result of operating leverage on our fixed costs, increased technician productivity and accretive gross margins from our rental business.

Total operating expenses were $18.5 million in the second quarter of fiscal year 2024, an increase of $5.3 million or 40.6% when compared to the prior year second quarter. Included in operating expenses during the second quarter of fiscal year 2024 were the non-cash charge related to the amended NEXA earn-out agreement (the "NEXA earn-out"), incremental operating expenses from the acquisitions of Axiom, SteriQual, TIC-MS, e2b and Complete Calibrations, investments in technology and higher incentive-based employee costs due to higher sales. As a percentage of total revenue, operating expenses were 29.4% in the second quarter of fiscal year 2024, up 610 basis points from 23.3% in the second quarter of fiscal year 2023. Operating income was $1.6 million, a decrease of $2.0 million, or 54.7% and operating margin decreased from 6.4% to 2.6% in the second quarter of fiscal year 2024.

Net income was $0.5 million in the second quarter of fiscal year 2024 versus $2.4 million in the second quarter of fiscal year 2023. The decrease was primarily due to lower operating income, driven by the non-cash charge for the NEXA earn-out, and higher interest expense associated with higher interest rates, partially offset by lower provision for income taxes.

The following table presents, for the second quarter and for the first six months of fiscal year 2024 and fiscal year 2023, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
As a Percentage of Total Revenue:
Service Revenue	66.0%	62.5%	65.9%	62.2%
Distribution Sales	34.0%	37.5%	34.1%	37.8%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	34.0%	32.6%	33.3%	32.3%
Distribution Gross Profit	28.3%	24.9%	28.0%	25.0%
Total Gross Profit	32.0%	29.7%	31.5%	29.5%

Selling, Marketing and Warehouse Expenses	10.9%	10.5%	10.8%	10.5%
General and Administrative Expenses	18.5%	12.8%	15.6%	12.5%
Total Operating Expenses	29.4%	23.3%	26.4%	23.0%

Operating Income	2.6%	6.4%	5.1%	6.5%

Interest and Other Expense, net	1.3%	1.0%	1.4%	0.6%

Income Before Income Taxes	1.3%	5.5%	3.7%	5.9%
Provision for Income Taxes	0.6%	1.3%	0.9%	1.0%

Net Income	0.7%	4.2%	2.8%	4.9%

Second Quarter Ended September 23, 2023 COMPARED TO Second Quarter Ended September 24, 2022 (dollars in thousands):

Revenue:

	Second Quarter Ended		Change
	September 23,	September 24,
	2023	2022	$	%
Revenue:
Service	$41,431	$35,267	$6,164	17.5%
Distribution	21,373	21,172	201	0.9%
Total	$62,804	$56,439	$6,365	11.3%

Total revenue was $62.8 million, an increase of $6.4 million, or 11.3%, in our fiscal year 2024 second quarter compared to the prior fiscal year second quarter.

Service revenue, which accounted for 66.0% and 62.5% of our total revenue in the second quarter of fiscal years 2024 and 2023, respectively, increased 17.5% from the second quarter of fiscal year 2023 to the second quarter of fiscal year 2024. This year-over-year increase included $2.6 million in revenue from acquisitions, and also included organic revenue growth of 10.0% driven by strong end-market demand and continued market share gains.

Our fiscal years 2024 and 2023 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2024		FY 2023
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	17.5%	17.6%	14.7%	19.0%	19.4%	22.9%

The growth in Service segment revenue during the second quarter of fiscal year 2024 versus the second quarter of fiscal year 2023 reflected both organic growth and acquisitions.

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

The following table presents the trailing twelve-month Service segment revenue for the first and second quarter of fiscal year 2024 and each quarter in fiscal year 2023 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2024		FY 2023
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$157,024	$150,860	$144,883	$139,787	$134,047	$128,324
Service Revenue Growth	17.1%	17.6%	18.8%	20.2%	20.9%	21.2%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for the first and second quarter of fiscal year 2024 and for each quarter during fiscal year 2023:

	FY 2024		FY 2023
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	85.8%	87.3%	86.9%	86.2%	86.2%	85.4%
Outsourced	13.0%	11.6%	11.9%	12.6%	12.6%	13.2%
Freight Billed to Customers	1.2%	1.1%	1.2%	1.2%	1.2%	1.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 34.0% of our total revenue in the second quarter of fiscal year 2024 and 37.5% of our total revenue in the second quarter of fiscal year 2023. During the second quarter of fiscal year 2024, Distribution segment sales showed an increase of 0.9% or $0.2 million to $21.4 million. This increase was primarily due to $1.3 million of incremental revenue from an acquisition offset by slower demand for our non-rental products.

The following table presents the quarterly historical trend of Distribution sales in fiscal years 2024 and 2023 compared to the prior year fiscal quarter:

	FY 2024		FY 2023
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	0.9%	(0.2)%	5.1%	3.7%	1.6%	2.7%

Distribution segment sales were relatively flat in the second quarter of fiscal year 2024 versus the second quarter of fiscal year 2023.

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

Our total pending product shipments at the end of the second quarter of fiscal year 2024 were $6.3 million, a decrease of $2.8 million versus the end of the second quarter of fiscal year 2023 and a decrease of $1.8 million since March 25, 2023. The year-over-year decrease in pending product shipments and backorders was a result of improved fulfillment of existing orders.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the second quarter of fiscal year 2024 and each quarter of fiscal year 2023:

	FY 2024		FY 2023
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$6,332	$7,109	$8,101	$9,543	$9,116	$9,034
% of Pending Product
Shipments that were Backorders	87.4%	85.0%	84.8%	78.4%	80.8%	78.1%

Gross Profit:

	Second Quarter Ended		Change
	September 23,	September 24,
	2023	2022	$	%
Gross Profit:
Service	$14,084	$11,487	$2,597	22.6%
Distribution	6,041	5,280	761	14.4%
Total	$20,125	$16,767	$3,358	20.0%

Total gross profit for the second quarter of fiscal year 2024 was $20.1 million, an increase of $3.4 million or 20.0% versus the second quarter of fiscal year 2023. Total gross margin was 32.0% in the second quarter of fiscal year 2024, up from 29.7% in the second quarter of fiscal year 2023, a 230 basis point increase.

Service gross profit in the second quarter of fiscal year 2024 increased $2.6 million, or 22.6%, from the second quarter of fiscal year 2023. Service gross margin was 34.0% in the second quarter of fiscal year 2024, a 140 basis point increase versus the second quarter of fiscal year 2023. This increase in gross margin was the result of increased revenue, which allows us to leverage our fixed-costs, and continued technician productivity improvements.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2024		FY 2023
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	34.0%	32.5%	34.0%	30.0%	32.6%	32.0%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2024		FY 2023
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	28.3%	27.7%	25.2%	26.2%	24.9%	25.0%

Distribution segment gross margin was 28.3% in the second quarter of fiscal year 2024 versus 24.9% in the second quarter of fiscal year 2023, a 340 basis point increase. The increase in segment gross margin was primarily due to a favorable mix of higher margin products sold and an increased contribution from rental revenue, which now includes Axiom.

Operating Expenses:

	Second Quarter Ended		Change
	September 23,	September 24,
	2023	2022	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$6,856	$5,900	$956	16.2%
General and Administrative	11,626	7,241	4,385	60.6%
Total	$18,482	$13,141	$5,341	40.6%

Total operating expenses were $18.5 million in the second quarter of fiscal year 2024 versus $13.1 million during the second quarter of fiscal year 2023. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes the non-cash charge related to the NEXA earn-out, incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 29.4% in the second quarter of fiscal year 2024 and 23.3% in the second quarter of fiscal year 2023, an increase of 610 basis points.

Income Taxes:

	Second Quarter Ended		Change
	September 23,	September 24,
	2023	2022	$	%
Provision for Income Taxes	$342	$732	$(390)	(53.3)%

Our effective tax rate for the second quarter of fiscal years 2024 and 2023 was 42.6% and 23.7%, respectively. The decrease in the tax provision is due to the lower operating income and higher interest expense. Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the second quarter of fiscal years 2024 and 2023 was $0.5 million and less than $0.1 million, respectively.

Net Income:

	Second Quarter Ended		Change
	September 23,	September 24,
	2023	2022	$	%
Net Income	$460	$2,357	$(1,897)	(80.5)%

Net income for the second quarter of fiscal year 2024 decreased from the second quarter of fiscal year 2023 primarily due to lower operating income and higher interest expense associated with higher interest rates, partially offset by lower provision for income taxes.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the second quarter of fiscal year 2024 was $9.3 million, an increase of $1.8 million or 23.9% versus the second quarter of fiscal year 2023. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 14.9% for the second quarter of fiscal year 2024 from 13.3% for the second quarter of fiscal year 2023. The increase in Adjusted EBITDA during the second quarter of fiscal year 2024 was primarily driven by the increase in the NEXA earn-out adjustment and increases in interest expense and depreciation and amortization expense related to acquisition activity.

six months ended September 23, 2023 COMPARED TO six months ended September 24, 2022 (dollars in thousands):

Revenue:

	Six Months Ended		Change
(dollars in thousands)	September 23,	September 24,
	2023	2022	$	%
Revenue:
Service	$81,284	$69,143	$12,141	17.6%
Distribution	42,118	41,957	161	0.4%
Total	$123,402	$111,100	$12,302	11.1%

Service revenue, which accounted for 65.9% and 62.2% of our total revenue in the first six months of fiscal years 2024 and 2023, respectively, increased $12.1 million, or 17.6%, from the first six months of fiscal year 2023 to the first six months of fiscal year 2024. This year-over-year increase included $4.8 million of incremental revenue from acquisitions, and also included organic revenue growth of 10.6% driven by strong end-market demand and continued market share gains.

Distribution revenue, which accounted for 34.1% and 37.8% of our total revenue in the first six months of fiscal years 2024 and 2023, respectively, increased $0.2 million, or 0.4%, from the first six months of fiscal year 2023 to the first six months of fiscal year 2024. This year-over-year increase is primarily due to $1.3 million of incremental revenue from an acquisition offset by slower demand for our non-rental products.

Gross Profit:

	Six Months Ended		Change
(dollars in thousands)	September 23,	September 24,
	2023	2022	$	%
Gross Profit:
Service	$27,055	$22,322	$4,733	21.2%
Distribution	11,780	10,483	1,297	12.4%
Total	$38,835	$32,805	$6,030	18.4%

Total gross profit for the first six months of fiscal year 2024 was $38.8 million, an increase of $6.0 million or 18.4% versus the first six months of fiscal year 2023. Total gross margin was 31.5% in the first six months of fiscal year 2024, up from 29.5% in the first six months of fiscal year 2023, a 200 basis point increase. This increase in gross margin was primarily due to increased revenue in our Service segment, which allows us to leverage our fixed costs, continued technician productivity improvements, and a favorable sales mix driven by increase in rental revenue in the Distribution segment.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	September 23,	September 24,
	2023	2022	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$13,325	$11,720	$1,605	13.7%
General and Administrative	19,227	13,855	5,372	38.8%
Total	$32,552	$25,575	$6,977	27.3%

Total operating expenses were $32.6 million in the first six months of fiscal year 2024 versus $25.6 million during the first six months of fiscal year 2023, an increase of $7.0 million or 27.3%. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes the non-cash charge related to the NEXA earn-out, incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 26.4% in the first six months of fiscal year 2024 and 23.0% in the first six months of fiscal year 2023, an increase of 340 basis points.

Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	September 23,	September 24,
	2023	2022	$	%
Provision for Income Taxes	$1,155	$1,108	$47	4.2%

Our effective tax rate for the first six months of fiscal years 2024 and 2023 was 25.3% and 16.9%, respectively. The increase in the tax provision is due to the discrete tax treatment of the non-cash charge related to the NEXA earn-out. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first six months of fiscal years 2024 and 2023 was $0.6 million and $0.5 million, respectively.

Net Income:

	Six Months Ended		Change
	September 23,	September 24,
	2023	2022	$	%
Net Income	$3,409	$5,429	$(2,020)	(37.2)%

Net income for the first six months of fiscal year 2024 was $3.4 million, a decrease of $2.0 million versus the first six months of fiscal year 2023. The year over year decrease in net income was primarily due to lower operating income and higher interest expense associated with higher interest rates.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the first six months of fiscal year 2024 was $17.8 million, an increase of $3.0 million or 20.0% versus the first six months of fiscal year 2023. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 14.4% for the first six months of fiscal year 2024 from 13.4% for the first six months of fiscal year 2023. The increase in Adjusted EBITDA during the first six months of fiscal year 2024 was primarily driven by the NEXA earn-out adjustment and increases in interest expense and depreciation and amortization expense.

Non-GAAP Financial Measures

Adjusted EBITDA

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

	Second Quarter Ended		Six Months Ended
(dollars in thousands)	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Net Income	$460	$2,357	$3,409	$5,429
+ Interest Expense	890	550	1,704	910
+ Other (Income) / Expense	(49)	(13)	15	(217)
+ Tax Provision	342	732	1,155	1,108
Operating Income	1,643	3,626	6,283	7,230
+ Depreciation & Amortization	3,269	2,778	6,059	5,419
+ Transaction Expense	328	-	513	30
+ Acquisition Earn-Out Adjustment	2,800	-	2,800	-
+ Other Income / (Expense)	49	13	(15)	217
+ Noncash Stock Compensation	1,241	1,114	2,171	1,942
Adjusted EBITDA	$9,330	$7,531	$17,811	$14,838

Adjusted Diluted Earnings Per Share

In addition to reporting Diluted Earnings Per Share, a GAAP measure, we present Adjusted Diluted Earnings Per Share (net income plus acquisition related amortization expense, acquisition related transaction expenses, acquisition related stock-based compensation, acquisition amortization of backlog and restructuring expense; divided by the average diluted shares outstanding during the period), which is a non-GAAP measure. Our management believes Adjusted Diluted Earnings Per Share is an important measure of our operating performance because it provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

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

	Second Quarter Ended		Six Months Ended
	September 23,	September 24,	September 23,	September 24,
	2023	2022	2023	2022
Net Income	$460	$2,357	$3,409	$5,429
+ Amortization of Intangible Assets	1,416	1,147	2,509	2,231
+ Acquisition Amortization of Backlog	19	-	19	-
+ Acquisition Deal Costs	602	239	969	538
+ Income Tax Effect @ 25%	(509)	(346)	(874)	(692)
+ Acquisition Earn-Out Adjustment	2,800	-	2,800	-
Adjusted Net Income	4,788	3,397	8,832	7,506

Average Diluted Shares Outstanding	7,948	7,646	7,840	7,635

Diluted Earnings Per Share – GAAP	$0.06	$0.31	$0.43	$0.71

Adjusted Diluted Earnings Per Share	$0.60	$0.44	$1.13	$0.98

Recent Developments

On September 25, 2023, we closed an underwritten public offering of our common stock for aggregate gross proceeds of $80.5 million (the “Offering”). In the Offering, we sold an aggregate of 847,371 shares at $95.00 per share. We received net proceeds of $75.5 million in the Offering, a portion of which we used to repay in full our revolving credit facility. See “Liquidity and Capital Resources” below for more information.

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

Interest on outstanding borrowings under the revolving credit facility accrue, at our election, at either the variable one-month London Interbank Offered Rate (“LIBOR”) or a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the revolving credit facility for the first six months of fiscal year 2024 ranged from 6.4% to 7.1%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan. The Credit Agreement includes a mechanism for the adoption of a different benchmark rate upon the discontinuance of LIBOR.  Per the terms of the Credit Agreement, LIBOR was replaced with the Daily Simple SOFR plus applicable Benchmark Replacement Adjustment effective July 1, 2023.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. We were in compliance with all loan covenants and requirements during the first six months of fiscal year 2024. Our leverage ratio, as defined in the Credit Agreement, was 1.37 at September 23, 2023, compared with 1.60 at March 25, 2023.

As of September 23, 2023, $32.0 million was available for borrowing under the revolving credit facility, with $48.0 million outstanding and included in long-term debt on the Consolidated Balance Sheets. During the first six months of fiscal year 2024 and 2023, we used $12.9 million and $4.0 million, respectively, for business acquisitions. After the closing of the Offering, we used approximately $48.0 million of the net proceeds to repay in full all amounts outstanding under the revolving credit facility. As of October 27, 2023, there is $80.0 million available for borrowing under the revolving credit facility.

As of September 23, 2023, $5.3 million was outstanding on the 2018 Term Loan, of which $2.3 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended
	September 23,	September 24,
	2023	2022
Cash Provided by (Used in):
Operating Activities	$15,972	$5,235
Investing Activities	$(18,326)	$(8,802)
Financing Activities	$2,313	$2,288

Operating Activities: Net cash provided by operations was $16.0 million during the first six months of fiscal year 2024 compared to $5.2 million of net cash provided by operating activities during the first six months of fiscal year 2023. The year-over-year increase in cash provided by operations was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable decreased $0.3 million during the first six months of fiscal year 2024 inclusive of $2.1 million of accounts receivable acquired during the period. During the first six months of fiscal year 2023, accounts receivable were flat inclusive of $0.3 million of accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of September 23, 2023 and September 24, 2022 (dollars in thousands):

	September 23,	September 24,
	2023	2022
Net Sales, for the last two fiscal months	$45,032	$40,578
Accounts Receivable, net	$44,382	$39,744
Days Sales Outstanding	59	59

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $1.2 million during the first six months of fiscal year 2024 inclusive of $1.7 million of inventory acquired during the period.  Our inventory balance increased by $4.1 million during the first six months of fiscal year 2023 due to strategic inventory purchases during the quarter.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.  Accounts payable decreased $3.3 million during the first six months of fiscal year 2024.  Accounts payable decreased $0.6 million during the first six months of fiscal year 2023. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first six months of fiscal year 2024, accrued compensation and other current liabilities increased by $3.1 million, inclusive of $3.5 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions. During the first six months of fiscal year 2023, accrued compensation and other current liabilities decreased by $2.3 million. The change from the first six months of fiscal year 2023 was largely due to the inclusion of the acquisition related transactions, partially offset by the annual payment of incentive based compensation accruals.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first six months of fiscal years 2024 and 2023, income taxes payable remained flat.

Investing Activities: During the first six months of fiscal years 2024 and 2023, we invested $5.4 million and $4.8 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first six months of fiscal years 2024 and 2023, we used $12.9 million and $4.0 million, respectively, for business acquisitions.

During the first six months of fiscal year 2024, we paid $0.3 million of other holdback amounts relating to business acquisitions.  During the first six months of fiscal year 2023, no contingent consideration or other holdback amounts were paid related to business acquisitions.

Financing Activities: During the first six months of fiscal year 2024, $5.3 million was borrowed from our revolving line of credit and $0.4 million in cash was generated from the issuance of common stock. In addition, we used $1.1 million for scheduled repayments of our term loan and $2.2 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2024, which are shown as a repurchase of shares of our common stock.

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

OUTLOOK

We have demonstrated our ability to drive growth through various economic cycles over the past decade and a half, and we believe that will continue to do so. During fiscal year 2024, we expect organic Service revenue growth in the high single-digit to low double-digit range and gross margin expansion. We believe our unique value proposition drives a sustainable competitive advantage in the highly regulated markets that we serve, particularly the life science, aerospace, and defense markets. Additionally, we expect our successful and unique acquisition strategy will continue to drive synergistic growth opportunities and expand our addressable markets.

We expect our income tax rate to range between 24% and 26% for full fiscal year 2024. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards. The tax rate is higher than in recent years and is an increase versus the estimate provided last quarter due to the NEXA earn-out. The NEXA earn-out charge is non-deductible for tax purposes and impacts the full year rate for fiscal year 2024, however this does not impact the actual amount of taxes paid.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.5 million assuming our average borrowing levels remained constant under the revolving credit facility. As of September 23, 2023, $32.0 million was available for borrowing under the revolving credit facility, with $48.0 million outstanding and included in long-term debt on the Consolidated Balance Sheets. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of September 23, 2023, $5.3 million was outstanding under the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

At our option, we may borrow from our revolving credit facility at the variable one-month LIBOR or at a fixed rate for a designated period at the LIBOR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first six months of fiscal year 2024 for our revolving credit facility ranged from 6.4% to 7.1%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan. Our revolving credit facility includes a mechanism for adoption of a different benchmark rate upon the discontinuance of LIBOR. On September 23, 2023, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.  Per the terms of the revolving credit facility, LIBOR was replaced with the Daily Simple SOFR plus applicable Benchmark Replacement Adjustment effective July 1, 2023.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first six months of fiscal year 2024 and 2023 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million and a gain of $0.3 million during the first six months of the fiscal years 2024 and 2023, respectively, was recognized as a component of Interest and Other Expense, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 23, 2023, we had a foreign exchange contract, which matured in October 2023, outstanding in the notional amount of $2.1 million. The foreign exchange contract was renewed in October 2023 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second quarter of fiscal year 2024) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

In connection with the acquisition of SteriQual, Inc., on July 12, 2023, we issued to its stockholders an aggregate of 38,785 shares of our common stock. The shares were issued pursuant to an exemption from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)		(b)		(c)	(d)
Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)

06/25/23 - 07/22/23	19,716	(2)	$84.88	(2)	-	-

07/23/23 - 08/19/23	-		-		-	-

08/20/23 - 09/23/23	2,576	(2)	$105.78	(2)	-	-

Total	22,292		$87.29		-	-

(1)	We have a Share Repurchase Plan (the “Plan”), announced on October 31, 2011, which allows us to repurchase shares of our common stock from certain of our executive officers, directors and key employees, subject to certain conditions and limitations. The purchase price is determined by the weighted average closing price per share of our common stock on The NASDAQ Global Market over the twenty (20) trading days following our acceptance of the repurchase request and may not be more than 15% higher than the closing price on the last day of the twenty (20) trading day period. We may purchase shares of our common stock pursuant to the Plan on a continuous basis, but we may not expend more than $1.0 million in any fiscal year to repurchase the shares. Our board of directors may terminate the Plan at any time. No shares were repurchased under the Plan during the second quarter of fiscal year 2024.
(2)

Shares of common stock withheld pursuant to the Transcat, Inc. 2021 Incentive Plan, as Amended and Restated, to cover employee tax-withholding obligations upon vesting of restricted stock unit awards that vested and stock option exercises in the second quarter of fiscal year 2024. Amounts in column (b) reflect the weighted average price for shares withheld in satisfaction of these tax-withholding obligations.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation, or succession

2.1

Agreement and Plan of Merger, dated August 8, 2023, by and among Transcat, Inc., Axiom Test Equipment, LLC, and the other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023

(10)	Material contracts

	10.1	Registration Rights Agreement, dated August 8, 2023, by and among Transcat, Inc., Gary F. Shilts, trustee of the Shilts Family 2008 Trust, dated 5/6/2008, Joshua Shilts, Shannon Johnson, trustee of the Shannon and Gloria Johnson Living Trust, and Lavon M. Parrish is incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023

	10.2	Lock-Up Agreement, dated August 8, 2023, by and among Transcat, Inc. and each of Gary F. Shilts, trustee of the Shilts Family 2008 Trust, dated 5/6/2008, Joshua Shilts, Shannon Johnson, trustee of the Shannon and Gloria Johnson Living Trust, and Lavon M. Parrish is incorporated herein by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023

	10.3	Amendment to Share Purchase Agreement dated August 31, 2021 by and among Transcat, Inc., John Cummins and Ross Lane, dated September 11, 2023 is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2023

	10.4	Underwriting Agreement, dated September 21, 2023, by and between Transcat, Inc. and Oppenheimer & Co. Inc. is incorporated herein by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 21, 2023

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Exhibit furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 1, 2023	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: November 1, 2023	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)