Form 10-Q
period 2023-12-23
TRANSCAT INC
filed 2024-01-31
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 23, 2023

or

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

☐ Yes No ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of January 26, 2024 was 8,829,127.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2023	2022	2023	2022

Service Revenue	$41,509	$35,977	$122,793	$105,120
Distribution Sales	23,657	21,425	65,775	63,382
Total Revenue	65,166	57,402	188,568	168,502

Cost of Service Revenue	28,015	25,184	82,244	72,005
Cost of Distribution Sales	16,215	15,818	46,553	47,292
Total Cost of Revenue	44,230	41,002	128,797	119,297

Gross Profit	20,936	16,400	59,771	49,205

Selling, Marketing and Warehouse Expenses	7,519	6,595	20,844	18,315
General and Administrative Expenses	9,123	6,642	28,350	20,497
Total Operating Expenses	16,642	13,237	49,194	38,812

Operating Income	4,294	3,163	10,577	10,393

Interest Expense	81	731	1,785	1,651
Interest Income	(347)	(5)	(347)	(15)
Other Income/Expense	289	313	304	96
Total Interest and Other	23	1,039	1,742	1,732

Income Before Income Taxes	4,271	2,124	8,835	8,661
Provision for Income Taxes	923	523	2,078	1,631

Net Income	$3,348	$1,601	$6,757	$7,030

Basic Earnings Per Share	$0.39	$0.21	$0.84	$0.93
Average Shares Outstanding	8,615	7,559	8,060	7,547

Diluted Earnings Per Share	$0.38	$0.21	$0.83	$0.92
Average Shares Outstanding	8,752	7,666	8,187	7,644

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2023	2022	2023	2022
Net Income	$3,348	$1,601	$6,757	$7,030

Other Comprehensive Income (Loss):
Currency Translation Adjustment	364	393	488	(878)
Other, net of tax effects of $3 and $2 for the third quarter ended December 23, 2023 and December 24, 2022, respectively; and $7 and $(4) for the nine months ended December 23, 2023 and December 24, 2022, respectively	9	8	21	(12)
Total Other Comprehensive Income (Loss)	373	401	509	(890)

Comprehensive Income	$3,721	$2,002	$7,266	$6,140

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 23,	March 25,
	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$35,205	$1,531
Accounts Receivable, less allowance for credit losses of $579 and $457 as of December 23, 2023 and March 25, 2023, respectively	43,307	44,698
Other Receivables	819	506
Inventory, net	16,178	16,929
Prepaid Expenses and Other Current Assets	3,295	3,935
Total Current Assets	98,804	67,599
Property and Equipment, net	37,222	29,064
Goodwill	105,700	69,360
Intangible Assets, net	21,459	13,799
Right To Use Assets, net	16,834	14,876
Other Assets	1,055	1,051
Total Assets	$281,074	$195,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,355	$15,869
Accrued Compensation and Other Current Liabilities	15,683	10,201
Current Portion of Long-Term Debt	2,316	2,248
Total Current Liabilities	29,354	28,318
Long-Term Debt	2,411	46,869
Deferred Tax Liabilities, net	10,855	6,538
Lease Liabilities	14,457	12,960
Other Liabilities	5,527	1,434
Total Liabilities	62,604	96,119

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 8,828,515 and 7,562,604 shares issued and outstanding as of December 23, 2023 and March 25, 2023, respectively	4,414	3,781
Capital in Excess of Par Value	140,382	27,886
Accumulated Other Comprehensive Loss	(691)	(1,200)
Retained Earnings	74,365	69,163
Total Shareholders' Equity	218,470	99,630
Total Liabilities and Shareholders' Equity	$281,074	$195,749

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 23,	December 24,
	2023	2022
Cash Flows from Operating Activities:
Net Income	$6,757	$7,030
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	24	62
Deferred Income Taxes	42	(52)
Depreciation and Amortization	9,841	8,243
Provision for Accounts Receivable and Inventory Reserves	379	174
Stock-Based Compensation Expense	3,338	2,757
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	3,819	1,850
Inventory	3,208	(3,589)
Prepaid Expenses and Other Current Assets	728	1,074
Accounts Payable	(5,194)	(424)
Accrued Compensation and Other Current Liabilities	3,947	(3,150)
Net Cash Provided by Operating Activities	26,889	13,975

Cash Flows from Investing Activities:
Purchases of Property and Equipment	(9,099)	(7,149)
Proceeds from Sale of Property and Equipment	-	10
Business Acquisitions, net of cash acquired	(12,932)	(8,306)
Net Cash Used in Investing Activities	(22,031)	(15,445)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(42,713)	2,286
Repayments of Term Loan	(1,678)	(1,570)
Issuance of Common Stock, net of direct costs	75,714	503
Repurchase of Common Stock	(2,247)	(437)
Net Cash Provided by Financing Activities	29,076	782

Effect of Exchange Rate Changes on Cash and cash equivalents	(260)	885

Net Increase in Cash and cash equivalents	33,674	197
Cash and cash equivalents at Beginning of Period	1,531	1,396
Cash and cash equivalents at End of Period	$35,205	$1,593

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$1,652	$1,510
Income Taxes, net	$1,884	$957
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$34,769	$145
Assets acquired and liabilities assumed in business combinations:
Accrued holdback and contingent consideration related to acquisitions	$4,859	$518
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$737	$576

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 26, 2022	7,529	$3,765	$23,900	$(233)	$58,744	$86,176
Issuance of Common Stock	8	3	363	-	-	366
Repurchase of Common Stock	(7)	(3)	(164)	-	(270)	(437)
Stock-Based Compensation	16	8	820	-	-	828
Other Comprehensive Loss	-	-	-	(453)	-	(453)
Net Income	-	-	-	-	3,072	3,072
Balance as of June 25, 2022	7,546	$3,773	$24,919	$(686)	$61,546	$89,552
Issuance of Common Stock	3	2	141	-	-	143
Repurchase of Common Stock	-	-	-	-	-	-
Stock-Based Compensation	9	4	1,110	-	-	1,114
Other Comprehensive Loss	-	-	-	(838)	-	(838)
Net Income	-	-	-	-	2,357	2,357
Balance as of September 24, 2022	7,558	$3,779	$26,170	$(1,524)	$63,903	$92,328
Issuance of Common Stock	1	-	139	-	-	139
Stock-Based Compensation	1	1	814	-	-	815
Other Comprehensive Income	-	-	-	401	-	401
Net Income	-	-	-	-	1,601	1,601
Balance as of December 24, 2022	7,560	$3,780	$27,123	$(1,123)	$65,504	$95,284

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 25, 2023	7,562	$3,781	$27,886	$(1,200)	$69,163	$99,630
Issuance of Common Stock	82	42	6,988	-	-	7,030
Repurchase of Common Stock	(3)	(2)	(86)	-	(213)	(301)
Stock-Based Compensation	2	1	929	-	-	930
Other Comprehensive Income	-	-	-	482	-	482
Net Income	-	-	-	-	2,949	2,949
Balance as of June 24, 2023	7,643	$3,822	$35,717	$(718)	$71,899	$110,720
Issuance of Common Stock	313	156	27,967	-	-	28,123
Repurchase of Common Stock	(22)	(11)	(593)	-	(1,342)	(1,946)
Stock-Based Compensation	44	22	1,219	-	-	1,241
Other Comprehensive Loss	-	-	-	(346)	-	(346)
Net Income	-	-	-	-	460	460
Balance as of September 23, 2023	7,978	$3,989	$64,310	$(1,064)	$71,017	$138,252
Proceeds from Issuance of Common Stock	849	424	80,229	-	-	80,653
Direct Costs of Stock Offering	-	-	(5,323)	-	-	(5,323)
Stock-Based Compensation	2	1	1,166	-	-	1,167
Other Comprehensive Income	-	-	-	373	-	373
Net Income	-	-	-	-	3,348	3,348
Balance as of December 23, 2023	8,829	$4,414	$140,382	$(691)	$74,365	$218,470

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat,” “we,” “us,” “our” or the “Company”) is a leading provider of accredited calibration services, enterprise asset management services, and value-added distributor and rental source for professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

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

Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with GAAP requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for credit losses and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of major catalogs and intangible assets, fair value of the goodwill reporting units, and the valuation of assets acquired, liabilities assumed and consideration transferred in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value.

Revenue Recognition: Distribution non-rental sales are recorded when an order’s title and risk of loss transfers to the customer, which is generally upon shipment. Distribution rental sales are recognized over time using the output method-time elapsed as this portrays the transfer of control to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time using the output method-time elapsed as this portrays the transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Freight billed to customers is included in revenue. Shipping and handling is not included in revenue. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

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

Revenue recognized from prior period performance obligations for the third quarter of the fiscal year ending March 30, 2024 (“fiscal year 2024”) was immaterial. As of December 23, 2023, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of December 23, 2023 and March 25, 2023 were immaterial. See Note 4 for disaggregated revenue information.

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to the variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At each of December 23, 2023 and March 25, 2023, investment assets totaled $0.2 million, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period of awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal year 2024 and fiscal year 2023, the Company recorded non-cash stock-based compensation cost of $3.3 million and $2.8 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency was a net loss of $0.1 million for each of the first nine months of fiscal year 2024 and fiscal year 2023. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million and a gain of $0.3 million during the first nine months of fiscal years 2024 and 2023, respectively, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 23, 2023, the Company had a foreign exchange contract, which matured in January 2024, outstanding in the notional amount of $2.0 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

For the third quarter of fiscal year 2024, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. For the third quarter of fiscal year 2023, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the first nine months of each of fiscal years 2024 and 2023, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2023	2022	2023	2022
Average Shares Outstanding – Basic	8,615	7,559	8,060	7,547
Effect of Dilutive Common Stock Equivalents	137	107	127	97
Average Shares Outstanding – Diluted	8,752	7,666	8,187	7,644
Anti-dilutive Common Stock Equivalents	37	148	46	163

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 25, 2023	$11,458	$57,902	$69,360	$448	$13,351	$13,799
Additions	26,707	9,416	36,123	7,900	3,983	11,883
Amortization	-	-	-	(910)	(3,317)	(4,227)
Currency Translation Adjustment	-	217	217	-	4	4
Net Book Value as of December 23, 2023	$38,165	$67,535	$105,700	$7,438	$14,021	$21,459

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	December 23,	March 25,
	2023	2023
Current Liabilities:
Accrued Payroll and Employee Benefits	$4,056	$3,243
Accrued Incentives	3,095	2,507
Current Portion of Lease Liabilities	2,878	2,333
Accrued Acquisition Holdbacks	2,749	252
Accrued Contingent Consideration	1,029	-
Other Current Liabilities	1,876	1,866
Accrued Compensation and Other Current Liabilities	$15,683	$10,201

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,238	$1,266
Accrued Acquisition Holdbacks	1,647	-
Accrued Contingent Consideration	2,402	-
Other Non-Current Liabilities	240	168
Other Liabilities	$5,527	$1,434

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

As of December 23, 2023, $80.0 million was available for borrowing under the revolving credit facility.  As of December 23, 2023, there were no amounts outstanding under the revolving credit facility. During the first nine months of fiscal year 2024, $12.9 million was drawn from the revolving credit facility and used for business acquisitions.

As of December 23, 2023, $4.7 million was outstanding on the 2018 Term Loan, of which $2.3 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total amortizing repayments (principal plus interest) of $0.2 million per month through its maturity date in December 2025.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first nine months of fiscal year 2024 ranged from 6.4% to 7.1%.  Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio from exceeding 3.00 to 1.00. The Company was in compliance with all loan covenants and requirements during the first nine months of fiscal year 2024. The Company's leverage ratio, as defined in the Credit Agreement, was 0.12 at December 23, 2023, compared with 1.60 at March 25, 2023.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At December 23, 2023, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first nine months of fiscal year 2024 and fiscal year 2023 were $0.7 million and $0.5 million, respectively.

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

The following table summarizes the non-vested restricted stock units outstanding as of December 23, 2023 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	December 23, 2023
October 2018	October 2018 – September 2028	6	$20.81	Time Vested
June 2021	June 2021 – March 2024	10	$53.17	136% of target level
June 2021	June 2021 – March 2024	11	$53.17	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
January 2022	January 2022 – March 2024	1	$90.92	136% of target level
January 2022	January 2022 – March 2024	1	$90.92	Time Vested
January 2022	January 2022 – January 2025	1	$90.41	Time Vested
March 2022	March 2022 – March 2025	1	$76.31	Time Vested
May 2022	May 2022 – March 2025	11	$63.17	64% of target level
May 2022	May 2022 – March 2025	12	$63.17	Time Vested
August 2022	August 2022 – August 2025	1	$78.04	Time Vested
December 2022	December 2022 – December 2025	1	$81.26	Time Vested
December 2022	December 2022 – December 2025	1	$67.48	Time Vested
May 2023	May 2023 – March 2026	10	$89.70	150% of target level
May 2023	May 2023 – March 2026	11	$89.70	Time Vested
May 2023	May 2023 – May 2026	19	$89.70	Time Vested
August 2023	August 2023 – August 2024	6	$90.56	Time Vested
September 2023	September 2023 – September 2024	4	$109.55	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $2.4 million and $1.7 million in the first nine months of fiscal year 2024 and fiscal year 2023, respectively. As of December 23, 2023, unearned compensation, to be recognized over the grants’ respective service periods, totaled $4.4 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first three and nine months of fiscal year 2024 and fiscal year 2023:

	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2023	2022	2023	2022

Risk-Free Interest Rate	4.84%	N/A	4.09%	2.65%
Volatility Factor	37.31%	N/A	37.12%	37.62%
Expected Term (in Years)	6.50	N/A	6.30	4.58
Annual Dividend Rate	0.00%	N/A	0.00%	0.00%

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

During the first nine months of fiscal year 2024, the Company granted options for 7,000 shares of common stock in the aggregate to Company employees that vest over three years, an option for 10,000 shares of common stock to a Company employee that vests over five years and options for 20,000 shares of common stock (10,000 each) to two Company directors that vest over five years.

During the first nine months of fiscal year 2023, the Company granted options for 46,000 shares of common stock in the aggregate to Company employees that vest over three years and an option for 10,000 shares of common stock to a Company director that vests over five years.

The expense related to all stock option awards was $0.9 million in the first nine months of fiscal year 2024 and $1.1 million in the first nine months of fiscal year 2023.

The following table summarizes the Company’s options as of and for the first nine months ended December 23, 2023 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 25, 2023	217	$56.25
Granted	37	$93.18
Exercised	(4)	$24.30
Forfeited	(5)	$68.13
Outstanding as of December 23, 2023	245	$62.06	6	$11,180
Exercisable as of December 23, 2023	82	$41.17	6	$4,984

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2024 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 23, 2023. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of December 23, 2023 was $2.4 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first nine months of fiscal year 2024 was $0.3 million and during the first nine months of fiscal year 2023 was $0.2 million. Cash received from the exercise of options in the first nine months of fiscal year 2024 and fiscal year 2023 was $0.1 million and less than $0.1 million, respectively.

NOTE 4 – SEGMENT INFORMATION

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for the third quarter and first nine months of fiscal year 2024 and fiscal year 2023 (dollars in thousands):

	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2023	2022	2023	2022
Revenue:
Service	$41,509	$35,977	$122,793	$105,120
Distribution	23,657	21,425	65,775	63,382
Total	65,166	57,402	188,568	168,502

Gross Profit:
Service	13,494	10,793	40,549	33,115
Distribution	7,442	5,607	19,222	16,090
Total	20,936	16,400	59,771	49,205

Operating Expenses:
Service (1)	10,528	8,957	33,649	26,240
Distribution (1)	6,114	4,280	15,545	12,572
Total	16,642	13,237	49,194	38,812

Operating Income:
Service	2,966	1,836	6,900	6,875
Distribution	1,328	1,327	3,677	3,518
Total	4,294	3,163	10,577	10,393

Unallocated Amounts:
Interest and Other Expense, net	23	1,039	1,742	1,732
Provision for Income Taxes	923	523	2,078	1,631
Total	946	1,562	3,820	3,363

Net Income	$3,348	$1,601	$6,757	$7,030

Geographic Data:
Revenues to Unaffiliated Customers (2)
United States (3)	$59,090	$51,209	$170,466	$151,241
Canada	4,083	4,221	12,226	12,075
Other International	1,993	1,972	5,876	5,186
Total	$65,166	$57,402	$188,568	$168,502

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(3)	United States includes Puerto Rico.

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

The purchase price allocation is subject to revision based upon our final review of tangible and intangible asset valuation assumptions, working capital adjustments, assets acquired, and liabilities assumed. The amount of goodwill changed since September 23, 2023 due to the finalization of inventory and property and equipment values.  The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Axiom's assets and liabilities acquired on August 8, 2023 (in thousands):

Goodwill		$26,707
Intangible Assets – Customer Base & Contracts		7,900
		34,607
Plus:	Cash	37
	Accounts Receivable	962
	Inventory	1,796
	Other Current Assets	84
	Property and Equipment	4,965
Less:	Current Liabilities	(631)
	Deferred Tax Liability	(3,256)
Total Purchase Price		$38,564

From the date of acquisition through the end of the third quarter of fiscal year 2024, Axiom has contributed revenue of $4.3 million and operating income of $0.4 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for SteriQual was approximately $4.3 million and was paid by the issuance of our common stock.  Pursuant to the asset purchase agreement, the Company held back approximately $0.9 million of the purchase price for certain potential post-closing adjustments. Pursuant to the asset purchase agreement, the purchase price is subject to reduction by $0.5 million if certain revenue targets are not met through July 12, 2024. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. The purchase price was reduced to $3.8 million as of December 23, 2023 as the Company recorded a receivable in the amount of $0.5 million related to the revenue target contingent consideration. This receivable was recognized based on the facts and circumstances at the date of acquisition and is recognized as a component of goodwill and not recorded in the Consolidated Statement of Income.

The purchase price allocation is subject to revision based upon our final review of intangible asset valuation assumptions, working capital adjustments, assets acquired, and liabilities assumed. The amount of goodwill changed since September 23, 2023 due to the accounts receivable balance as part of the contingent consideration.  The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of SteriQual's assets and liabilities acquired on July 12, 2023 (in thousands):

Goodwill		$2,163
Intangible Assets – Customer Base & Contracts		1,062
Intangible Assets – Covenant Not to Compete		392
Intangible Assets – Sales Backlog		95
		3,712
Plus:	Accounts Receivable	666
Less:	Current Liabilities	(211)
	Deferred Tax Liability	(383)
Total Purchase Price		$3,784

From the date of acquisition through the end of the third quarter of fiscal year 2024, SteriQual has contributed revenue of $1.9 million and operating income of less than $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for TIC-MS was approximately $9.8 million and was paid with $2.9 million in cash, including $0.5 million placed in escrow for contingent consideration, certain post-closing adjustments and indemnification claims, if any, and the issuance of 77,387 shares of our common stock valued at $6.9 million. Pursuant to the asset purchase agreement, the purchase price will be subject to reduction by up to $0.5 million if a key customer relationship is not retained through March 27, 2024. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. As of December 23, 2023, we continued to retain this key customer relationship. As a result, there has not been a receivable recognized relating to the $0.5 million contingent consideration.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of TIC-MS's assets and liabilities acquired on March 27, 2023 (in thousands):

Goodwill		$7,253
Intangible Assets – Customer Base & Contracts		2,303
Intangible Assets – Covenant Not to Compete		132
		9,688
Plus:	Accounts Receivable	499
	Property and Equipment	356
Less:	Current Liabilities	(128)
	Deferred Tax Liability	(636)
Total Purchase Price		$9,779

From the date of acquisition through the end of the third quarter of fiscal year 2024, TIC-MS has contributed revenue of $2.7 million and operating income of $1.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for the assets of Elite was approximately $0.9 million, of which $0.8 million was paid in cash. Pursuant to the asset purchase agreement, the Company held back $0.1 million of the purchase price for certain potential post-closing adjustments.  As of December 23, 2023, no amounts have been paid.  The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Elite’s assets and liabilities acquired on February 2, 2023 (in thousands):

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

The total purchase price paid for Complete Calibrations was approximately $1.2 million in cash.  In connection with this transaction, the Company also entered into a Technology License Agreement with Calibration Robots Limited, an Irish company and related party to Complete Calibrations, for the use of their proprietary robotics in completing calibrations.  The Technology License Agreement includes transactional royalties in the amount of 3 Euros ($3.19) per calibration performed by technology covered under this license agreement, with a royalty term of up to ten years commencing from the earlier of (i) the date on which cumulative revenue earned from technology covered under this license agreement equals 0.75 million Euros ($0.80 million), and (ii) March 28, 2024.  In addition to the transactional royalties, as long as a key employee is employed by the Company, there is an annual royalty fee of 0.1 million Euros ($0.11 million).  For purposes of this paragraph, we used a conversion rate of 1.1014 to convert Euro to U.S. dollar as of December 23, 2023.  As of December 23, 2023, the key employee is still employed by the Company.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Complete Calibrations’ assets and liabilities acquired on September 28, 2022 (in thousands):

Goodwill		$1,123
Plus:	Cash	10
	Inventory	44
Total Purchase Price		$1,177

During the first nine months of fiscal year 2024, Complete Calibrations has contributed revenue of $0.3 million and operating loss of less than $0.1 million.

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

The total purchase price paid for the assets of e2b was approximately $3.1 million in cash.  Pursuant to the asset purchase agreement, the Company held back $0.9 million of the purchase price in escrow for certain potential post-closing adjustments.  During the third quarter of fiscal year 2023, $0.6 million of the escrow was released to the sellers.  During the third quarter of fiscal year 2024, $0.3 million was released to the sellers.  As of December 23, 2023, there is no money remaining in escrow.

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

During the first nine months of fiscal year 2024, e2b has contributed revenue of $2.6 million and operating income of $0.4 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first nine months of fiscal year 2024, Alliance has contributed revenue of $2.0 million and operating income of $0.6 million, which includes the negative impact of amortization of the acquired intangible assets.

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

Pursuant to the Amendment, the Sellers are now entitled to potential earn-out payments in an aggregate amount of up to $7.1 million for the remaining Earn-Out Years (2023, 2024 and 2025) if NEXA’s consolidated EBITDA, as defined in the Amendment, equals or exceeds 70% of the target EBITDA specified in the Amendment for a given earn-out year. Pursuant to the Amendment, the definition of EBITDA was revised to include EBITDA from the Commissioning, Qualification and Validation business ("CQV") and incremental EBITDA from the SteriQual, Inc. business. The maximum earn-out payment will be received if NEXA’s consolidated EBITDA equals or exceeds 150% of the target EBITDA specified in the Amendment. The earn-out payments, if any, will be paid in shares of common stock, calculated using the volume-weighted average closing price of the common stock for 30 consecutive trading days ending on the trading day that is two days prior to the date the earn-out payment is to be paid (“VWAP”). If the VWAP is less than $45.07 per share, then the Company may pay the earn-out payment in cash in lieu of shares of common stock.

As of March 25, 2023, the estimated fair value for the total earn-out obligations under the Purchase Agreement, classified as Level 3 in the fair value hierarchy, was zero. As of September 23, 2023, the estimated fair value for the total earn-out obligations under the Amendment, classified as Level 3 in the fair value hierarchy, was approximately $2.8 million. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 9.00%, 2) risk-free interest rate of 5.00%, 3) asset volatility of 25.00%, and 4) forecasted revenue and EBITDA. This contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. Due to the uncertainty with utilizing these significant unobservable inputs for this Level 3 fair value measurement, materially higher or lower fair value measurements may be recognized at subsequent remeasurement periods. The Company recognized a non-cash expense of $2.8 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended  September 23, 2023.  As of December 23, 2023, the estimated fair value of the total earn-out obligations under the Amendment was approximately $2.9 million.  The change in accrual is due to the actual results of the 2023 calendar Earn-Out Year and the accretion of the 2024 and 2025 Earn-Out Years.  As a result, the Company recognized a non-cash expense of $0.1 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended December 23, 2023.  There were no material changes in assumptions that would impact the valuation as of December 23, 2023.

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

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
(in thousands except per share information)	December 23, 2023	December 24, 2022	December 23, 2023	December 24, 2022

Total Revenue	$65,166	$62,868	$192,613	$186,276
Net Income	$3,348	$1,383	$6,548	$5,801
Basic Earnings Per Share	$0.39	$0.18	$0.81	$0.77
Diluted Earnings Per Share	$0.38	$0.18	$0.80	$0.76

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of December 23, 2023, $1.0 million contingent consideration and $2.7 million of other holdback amounts unpaid are reflected in current liabilities on the Consolidated Balance Sheets and $2.4 million of contingent consideration and $1.6 million of other holdback amounts unpaid are reflected in other liabilities on the Consolidated Balance Sheets. During the first nine months of fiscal year 2024, $0.8 million of holdback amounts were paid.  During the first nine months of fiscal year 2023, no contingent consideration or other holdback amounts were paid.

During the first nine months of fiscal year 2024 and fiscal year 2023, acquisition costs of $0.7 million and $0.1 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 6 – STOCK OFFERING

On September 21, 2023, the Company entered into an underwriting agreement with Oppenheimer & Co. Inc., as representative of several underwriters, for the sale of common stock in an underwritten public offering at a public offering price of $95.00 per share (the “Offering”). The Offering closed on September 25, 2023 and the Company sold an aggregate of 847,371 shares in the Offering, which included 110,526 shares issued upon the exercise by the underwriters of their over-allotment option, for total gross proceeds of $80.5 million. Net proceeds received after direct costs in the Offering were $75.2 million. A portion of the net proceeds from this Offering were used to pay off the Revolving Credit Facility in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “potential,” “outlook,” “seek,” “strategy,” “target,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts, the impact of widespread public health crises, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated and industrial manufacturing industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and trade relations, our ability to successfully complete and integrate business acquisitions, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, competition in the rental market, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays or disruptions, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to our intellectual property, geopolitical events, adverse weather events or other catastrophes or natural disasters, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 25, 2023. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 25, 2023.

RESULTS OF OPERATIONS

Recent Developments

On September 25, 2023, we closed an underwritten public offering of our common stock for aggregate gross proceeds of $80.5 million (the “Offering”). In the Offering, we sold an aggregate of 847,371 shares at $95.00 per share. We received net proceeds of $75.2 million in the Offering, a portion of which was used during the third quarter of fiscal year 2024 to repay in full our revolving credit facility. See “Liquidity and Capital Resources” below for more information.

Executive Summary

During our third quarter of fiscal year 2024, we had consolidated revenue of $65.2 million. This represented an increase of $7.8 million or 13.5% versus the third quarter of fiscal year 2023. This increase was primarily due to recently completed acquisitions, strong demand in our Service segment’s highly-regulated end markets and increased rental sales, which includes incremental revenue from an acquisition completed in fiscal year 2024.  See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.

Our third quarter of fiscal year 2024 gross profit was $20.9 million. This was an increase of $4.5 million or 27.7% versus the third quarter of fiscal year 2023. In addition, consolidated gross margin was 32.1%, an increase of 350 basis points versus the third quarter of fiscal year 2023. This increase was largely the result of operating leverage on our fixed costs, increased technician productivity and accretive gross margins from our rental business.

Total operating expenses were $16.6 million in the third quarter of fiscal year 2024, an increase of $3.4 million or 25.7% when compared to the prior year third quarter. Included in operating expenses during the third quarter of fiscal year 2024 were incremental operating expenses from the acquisitions of Axiom, SteriQual, TIC-MS, investments in technology and higher incentive-based employee costs due to higher sales. As a percentage of total revenue, operating expenses were 25.5% in the third quarter of fiscal year 2024, up 240 basis points from 23.1% in the third quarter of fiscal year 2023. Operating income was $4.3 million, an increase of $1.1 million, or 35.8% and operating margin increased from 5.5% to 6.6% in the third quarter of fiscal year 2024.

Net income was $3.3 million in the third quarter of fiscal year 2024 versus $1.6 million in the third quarter of fiscal year 2023. The increase was primarily due to higher operating income and lower interest expense associated with the repayment of our revolving credit facility, partially offset by higher provision for income taxes.

The following table presents, for the third quarter and for the first nine months of fiscal year 2024 and fiscal year 2023, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2023	2022	2023	2022
As a Percentage of Total Revenue:
Service Revenue	63.7%	62.7%	65.1%	62.4%
Distribution Sales	36.3%	37.3%	34.9%	37.6%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	32.5%	30.0%	33.0%	31.5%
Distribution Gross Profit	31.5%	26.2%	29.2%	25.4%
Total Gross Profit	32.1%	28.6%	31.7%	29.2%

Selling, Marketing and Warehouse Expenses	11.5%	11.5%	11.1%	10.9%
General and Administrative Expenses	14.0%	11.6%	15.0%	12.2%
Total Operating Expenses	25.5%	23.1%	26.1%	23.0%

Operating Income	6.6%	5.5%	5.6%	6.2%

Interest and Other Expense, net	0.0%	1.8%	0.9%	1.0%

Income Before Income Taxes	6.6%	3.7%	4.7%	5.1%
Provision for Income Taxes	1.5%	0.9%	1.1%	1.0%

Net Income	5.1%	2.8%	3.6%	4.2%

Third Quarter Ended December 23, 2023 COMPARED TO Third Quarter Ended December 24, 2022 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 23,	December 24,
	2023	2022	$	%
Revenue:
Service	$41,509	$35,977	$5,532	15.4%
Distribution	23,657	21,425	2,232	10.4%
Total	$65,166	$57,402	$7,764	13.5%

Total revenue was $65.2 million, an increase of $7.8 million, or 13.5%, in our fiscal year 2024 third quarter compared to the prior fiscal year third quarter.

Service revenue, which accounted for 63.7% and 62.7% of our total revenue in the third quarter of fiscal years 2024 and 2023, respectively, increased $5.5 million or 15.4% from the third quarter of fiscal year 2023 to the third quarter of fiscal year 2024. This year-over-year increase included $2.2 million in revenue from the acquisitions of TIC-MS, SteriQual and Axiom, and also included organic revenue growth of 9.1% driven by strong end-market demand and continued market share gains.

Our fiscal years 2024 and 2023 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2024			FY 2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	15.4%	17.5%	17.6%	14.7%	19.0%	19.4%	22.9%

The growth in Service segment revenue during the third quarter of fiscal year 2024 versus the third quarter of fiscal year 2023 reflected both organic growth and increased revenue from the acquisitions of TIC-MS, SteriQual and Axiom.

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

The following table presents the trailing twelve-month Service segment revenue for the first, second and third quarter of fiscal year 2024 and each quarter in fiscal year 2023 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2024			FY 2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$162,556	$157,024	$150,860	$144,883	$139,787	$134,047	$128,324
Service Revenue Growth	16.3%	17.1%	17.6%	18.8%	20.2%	20.9%	21.2%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for the first, second and third quarter of fiscal year 2024 and for each quarter during fiscal year 2023:

	FY 2024			FY 2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	86.2%	85.8%	87.3%	86.9%	86.2%	86.2%	85.4%
Outsourced	12.6%	13.0%	11.6%	11.9%	12.6%	12.6%	13.2%
Freight Billed to Customers	1.2%	1.2%	1.1%	1.2%	1.2%	1.2%	1.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 36.3% of our total revenue in the third quarter of fiscal year 2024 and 37.3% of our total revenue in the third quarter of fiscal year 2023. During the third quarter of fiscal year 2024, Distribution segment sales were $23.7 million which was an increase of 10.4% or $2.2 million . This increase was due to $2.9 million of incremental revenue from the acquisition of Axiom offset by slower demand for our non-rental products.

The following table presents the quarterly historical trend of Distribution sales in fiscal years 2024 and 2023 compared to the prior year fiscal quarter:

	FY 2024			FY 2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	10.4%	0.9%	(0.2)%	5.1%	3.7%	1.6%	2.7%

The Distribution segment sales increase for the third quarter of fiscal year 2024 versus the third quarter of fiscal year 2023 was due to sales from the acquisition of Axiom.

Distribution sales orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Product backorders are the total dollar value of orders received for which revenue has not yet been recognized. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Management uses pending product shipments and backorders as measures of our future business performance and financial performance within the distribution segment.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first, second and  third quarter of fiscal year 2024 and each quarter of fiscal year 2023:

	FY 2024			FY 2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$4,652	$6,332	$7,109	$8,101	$9,543	$9,116	$9,034
% of Pending Product
Shipments that were Backorders	82.0%	87.4%	85.0%	84.8%	78.4%	80.8%	78.1%

Our total pending product shipments at the end of the third quarter of fiscal year 2024 were $4.7 million, a decrease of $4.9 million versus the end of the third quarter of fiscal year 2023 and a decrease of $3.5 million since March 25, 2023. The decrease in pending product shipments and backorders was a result of improved fulfillment of existing orders.

Gross Profit:

	Third Quarter Ended		Change
	December 23,	December 24,
	2023	2022	$	%
Gross Profit:
Service	$13,494	$10,793	$2,701	25.0%
Distribution	7,442	5,607	1,835	32.7%
Total	$20,936	$16,400	$4,536	27.7%

Total gross profit for the third quarter of fiscal year 2024 was $20.9 million, an increase of $4.5 million or 27.7% versus the third quarter of fiscal year 2023. Total gross margin was 32.1% in the third quarter of fiscal year 2024, up from 28.6% in the third quarter of fiscal year 2023, a 350 basis point increase.

Service gross profit in the third quarter of fiscal year 2024 increased $2.7 million, or 25.0%, from the third quarter of fiscal year 2023. Service gross margin was 32.5% in the third quarter of fiscal year 2024, a 250 basis point increase versus the third quarter of fiscal year 2023. This increase in gross margin was the result of increased revenue, which allows us to leverage our fixed-costs, and continued increases in technician productivity.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2024			FY 2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	32.5%	34.0%	32.5%	34.0%	30.0%	32.6%	32.0%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2024			FY 2023
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	31.5%	28.3%	27.7%	25.2%	26.2%	24.9%	25.0%

Distribution segment gross margin was 31.5% in the third quarter of fiscal year 2024 versus 26.2% in the third quarter of fiscal year 2023, a 530 basis point increase. The increase in segment gross margin was primarily due to increased margins from rental revenue, which now includes Axiom and a favorable mix of higher margin products sold.

Operating Expenses:

	Third Quarter Ended		Change
	December 23,	December 24,
	2023	2022	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$7,519	$6,595	$924	14.0%
General and Administrative	9,123	6,642	2,481	37.4%
Total	$16,642	$13,237	$3,405	25.7%

Total operating expenses were $16.6 million in the third quarter of fiscal year 2024 versus $13.2 million during the third quarter of fiscal year 2023. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 25.5% in the third quarter of fiscal year 2024 and 23.1% in the third quarter of fiscal year 2023, an increase of 240 basis points.

Income Taxes:

	Third Quarter Ended		Change
	December 23,	December 24,
	2023	2022	$	%
Provision for Income Taxes	$923	$523	$400	76.5%

Our effective tax rate for the third quarter of fiscal years 2024 and 2023 was 21.6% and 24.6%, respectively. The increase in the tax provision is due to higher operating income and lower interest expense associated with the repayment of our revolving credit facility. The decrease in effective tax rate is due to the mix of net income by country.  Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the third quarter of fiscal years 2024 and 2023 was less than $0.1 million.

Net Income:

	Third Quarter Ended		Change
	December 23,	December 24,
	2023	2022	$	%
Net Income	$3,348	$1,601	$1,747	109.1%

Net income for the third quarter of fiscal year 2024 increased from the third quarter of fiscal year 2023 primarily due to higher operating income and lower interest expense associated with the repayment of our revolving credit facility, partially offset by a higher provision for income taxes.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the third quarter of fiscal year 2024 was $9.1 million, an increase of $2.5 million or 38.5% versus the third quarter of fiscal year 2023. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 14.0% for the third quarter of fiscal year 2024 from 11.5% for the third quarter of fiscal year 2023. The increase in Adjusted EBITDA during the third quarter of fiscal year 2024 was primarily driven by increases in operating income, depreciation and amortization expense and non-cash stock compensation.

nine months ended December 23, 2023 COMPARED TO nine months ended December 24, 2022 (dollars in thousands):

Revenue:

	Nine Months Ended		Change
(dollars in thousands)	December 23,	December 24,
	2023	2022	$	%
Revenue:
Service	$122,793	$105,120	$17,673	16.8%
Distribution	65,775	63,382	2,393	3.8%
Total	$188,568	$168,502	$20,066	11.9%

Service revenue, which accounted for 65.1% and 62.4% of our total revenue in the first nine months of fiscal years 2024 and 2023, respectively, increased $17.7 million, or 16.8%, from the first nine months of fiscal year 2023 to the first nine months of fiscal year 2024. This year-over-year increase included $7.1 million of incremental revenue from the acquisitions of TIC-MS, SteriQual and Axiom, and also included organic revenue growth of 10.0% driven by strong end-market demand and continued market share gains.

Distribution revenue, which accounted for 34.9% and 37.6% of our total revenue in the first nine months of fiscal years 2024 and 2023, respectively, increased $2.4 million, or 3.8%, from the first nine months of fiscal year 2023 to the first nine months of fiscal year 2024. This year-over-year increase is primarily due to $4.2 million of incremental revenue from the acquisition of Axiom offset by slower demand for our non-rental products.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	December 23,	December 24,
	2023	2022	$	%
Gross Profit:
Service	$40,549	$33,115	$7,434	22.4%
Distribution	19,222	16,090	3,132	19.5%
Total	$59,771	$49,205	$10,566	21.5%

Total gross profit for the first nine months of fiscal year 2024 was $59.8 million, an increase of $10.6 million or 21.5% versus the first nine months of fiscal year 2023. Total gross margin was 31.7% in the first nine months of fiscal year 2024, up from 29.2% in the first nine months of fiscal year 2023, a 250 basis point increase. This increase in gross margin was primarily due to increased revenue in our Service segment, which allows us to leverage our fixed costs, continued technician productivity improvements, and a favorable sales mix driven by increases in rental sales in the Distribution segment.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	December 23,	December 24,
	2023	2022	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$20,844	$18,315	$2,529	13.8%
General and Administrative	28,350	20,497	7,853	38.3%
Total	$49,194	$38,812	$10,382	26.7%

Total operating expenses were $49.2 million in the first nine months of fiscal year 2024 versus $38.8 million during the first nine months of fiscal year 2023, an increase of $10.4 million or 26.7%. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes the non-cash charge related to the NEXA earn-out, incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 26.1% in the first nine months of fiscal year 2024 and 23.0% in the first nine months of fiscal year 2023, an increase of 310 basis points.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	December 23,	December 24,
	2023	2022	$	%
Provision for Income Taxes	$2,078	$1,631	$447	27.4%

Our effective tax rate for the first nine months of fiscal years 2024 and 2023 was 23.5% and 18.8%, respectively. The increase in the effective rate and tax provision is due to the discrete tax treatment of the non-cash charge related to the NEXA earn-out. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first nine months of fiscal years 2024 and 2023 was $0.7 million and $0.5 million, respectively.

Net Income:

	Nine Months Ended		Change
	December 23,	December 24,
	2023	2022	$	%
Net Income	$6,757	$7,030	$(273)	(3.9)%

Net income for the first nine months of fiscal year 2024 was $6.8 million, a decrease of $0.3 million versus the first nine months of fiscal year 2023. The year over year decrease in net income was primarily due to flat operating income and a higher provision for income taxes.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the first nine months of fiscal year 2024 was $26.9 million, an increase of $5.5 million or 25.7% versus the first nine months of fiscal year 2023. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 14.3% for the first nine months of fiscal year 2024 from 12.7% for the first nine months of fiscal year 2023. The increase in Adjusted EBITDA during the first nine months of fiscal year 2024 was primarily driven by the NEXA earn-out adjustment and increases in depreciation and amortization expense and non-cash stock compensation.

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

	Third Quarter Ended		Nine Months Ended
(dollars in thousands)	December 23,	December 24,	December 23,	December 24,
	2023	2022	2023	2022
Net Income	$3,348	$1,601	$6,757	$7,030
+ Interest (Income) Expense	(266)	726	1,438	1,636
+ Other Expense	289	313	304	96
+ Tax Provision	923	523	2,078	1,631
Operating Income	4,294	3,163	10,577	10,393
+ Depreciation & Amortization	3,783	2,824	9,842	8,243
+ Transaction Expense	78	96	591	126
+ Acquisition Earn-Out Adjustment	87	-	2,887	-
+ Other (Expense)	(289)	(313)	(304)	(96)
+ Noncash Stock Compensation	1,167	815	3,338	2,757
Adjusted EBITDA	$9,120	$6,585	$26,931	$21,423

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

	Third Quarter Ended		Nine Months Ended
	December 23,	December 24,	December 23,	December 24,
	2023	2022	2023	2022
Net Income	$3,348	$1,601	$6,757	$7,030
+ Amortization of Intangible Assets	1,674	1,180	4,183	3,411
+ Acquisition Amortization of Backlog	24	-	43	-
+ Acquisition Deal Costs	343	254	1,312	792
+ Income Tax Effect @ 25%	(532)	(359)	(1,406)	(1,051)
+ Acquisition Earn-Out Adjustment	87	-	2,887	-
Adjusted Net Income	4,944	2,676	13,776	10,182

Average Diluted Shares Outstanding	8,752	7,666	8,187	7,644

Diluted Earnings Per Share – GAAP	$0.38	$0.21	$0.83	$0.92

Adjusted Diluted Earnings Per Share	$0.56	$0.35	$1.68	$1.33

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through cash and cash equivalents, anticipated cash flows from operations and borrowings from our revolving credit facility. We believe that these sources of financing will be adequate to meet our future requirements.

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

Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at our election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the revolving credit facility for the first nine months of fiscal year 2024 ranged from 6.4% to 7.1%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. We were in compliance with all loan covenants and requirements during the first nine months of fiscal year 2024. Our leverage ratio, as defined in the Credit Agreement, was 0.12 at December 23, 2023, compared with 1.60 at March 25, 2023.

As of December 23, 2023, $80.0 million was available for borrowing under the revolving credit facility.  As of December, 23, 2023, there were no amounts outstanding under the revolving credit facility. After the closing of the Offering, we used approximately $50.0 million of the net proceeds to repay in full the amounts outstanding under the revolving credit facility.  During the first nine months of fiscal year 2024 and 2023, we used $12.9 million and $4.0 million, respectively, drawn from the revolving credit facility for business acquisitions.

As of December 23, 2023, $4.7 million was outstanding on the 2018 Term Loan, of which $2.3 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended
	December 23,	December 24,
	2023	2022
Cash Provided by (Used in):
Operating Activities	$26,889	$13,975
Investing Activities	$(22,031)	$(15,445)
Financing Activities	$29,076	$782

Operating Activities: Net cash provided by operations was $26.9 million during the first nine months of fiscal year 2024 compared to $14.0 million of net cash provided by operating activities during the first nine months of fiscal year 2023. The year-over-year increase in cash provided by operations was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable decreased $1.4 million during the first nine months of fiscal year 2024 inclusive of $2.6 million of accounts receivable acquired during the period. During the first nine months of fiscal year 2023, accounts receivable increased $2.0 million inclusive of $0.7 million of accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of December 23, 2023 and December 24, 2022 (dollars in thousands):

	December 23,	December 24,
	2023	2022
Net Sales, for the last two fiscal months	$45,501	$40,088
Accounts Receivable, net	$43,307	$37,702
Days Sales Outstanding	57	59

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $0.8 million during the first nine months of fiscal year 2024 inclusive of $1.8 million of inventory acquired during the period.  Our inventory balance increased by $4.2 million during the first nine months of fiscal year 2023 due to strategic inventory purchases during the first nine months of the fiscal year.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.  Accounts payable decreased $4.5 million during the first nine months of fiscal year 2024.  Accounts payable decreased $0.3 million during the first nine months of fiscal year 2023. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first nine months of fiscal year 2024, accrued compensation and other current liabilities increased by $5.5 million, inclusive of $4.0 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions. During the first nine months of fiscal year 2023, accrued compensation and other current liabilities decreased by $2.4 million. The change from the first nine months of fiscal year 2023 was largely due to the inclusion of the acquisition related transactions, partially offset by the annual payment of incentive based compensation accruals.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first nine months of fiscal years 2024 and 2023, income taxes payable remained flat.

Investing Activities: During the first nine months of fiscal years 2024 and 2023, we invested $9.1 million and $7.1 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first nine months of fiscal years 2024 and 2023, we used $12.9 million and $8.3 million, respectively, for business acquisitions.

During the first nine months of fiscal year 2024, we paid $0.8 million of other holdback amounts relating to business acquisitions.  During the first nine months of fiscal year 2023, no contingent consideration or other holdback amounts were paid related to business acquisitions.

Financing Activities: During the first nine months of fiscal year 2024, $75.7 million in cash was generated from the issuance of common stock, net of direct costs of the Offering. In addition, we used $42.7 million to repay our revolving line of credit, $1.7 million for scheduled repayments of our term loan and $2.2 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2024, which are shown as a repurchase of shares of our common stock.

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

OUTLOOK

We are proud of our dedicated team, which has consistently delivered exceptional results through various economic cycles as can be seen over the past decade and a half of profitable growth. During this fiscal year, we expect organic Service revenue growth in the high-single digit to low double-digit range and gross margin expansion. Automation of our calibration processes and overall process improvement will be key enablers to future margin expansion in the Service segment. We believe the Service segment has substantial runway ahead for growth, both organically and through acquisition. Our robust and diverse acquisition pipeline enables strategic, accretive acquisitions that drive synergistic growth opportunities and will be a key component of our future strategy. We believe our unique value proposition drives a sustainable competitive advantage in the highly regulated markets that we serve, particularly the Life Science, Aerospace, and Defense markets, along with a growing Rentals business. We have a long history of generating sustainable value for our shareholders and providing a dynamic, rewarding workplace for our team.

We expect our income tax rate to range between 24% and 26% for full fiscal year 2024. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.5 million assuming our average borrowing levels during the first nine months of fiscal year 2024 remained constant under the revolving credit facility. As of December 23, 2023, $80.0 million was available for borrowing under the revolving credit facility.  As of December 23, 2023, there were no amounts outstanding under the revolving credit facility. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of December 23, 2023, $4.7 million was outstanding under the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month.

Effective July 1, 2023, at our option, we may borrow from our revolving credit facility at the variable one-month Daily Simple SOFR or at a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first nine months of fiscal year 2024 for our revolving credit facility ranged from 6.4% to 7.1%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan. On December 23, 2023, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first nine months of fiscal year 2024 and 2023 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million and a gain of $0.3 million during the first nine months of the fiscal years 2024 and 2023, respectively, was recognized as a component of Interest and Other Expense, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 23, 2023, we had a foreign exchange contract, which matured in January 2024, outstanding in the notional amount of $2.0 million. The foreign exchange contract was renewed in January 2024 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third quarter of fiscal year 2024) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSCAT, INC.

Date: January 31, 2024	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: January 31, 2024	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)