Form 10-K
period 2024-03-30
TRANSCAT INC
filed 2024-05-28
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 30, 2024

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 22, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $733.4 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 22, 2023, as reported on the Nasdaq Global Market.

The number of shares of common stock of the registrant outstanding as of May 22, 2024 was 9,133,823.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders expected to be held on September 11, 2024 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “aim,” “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “focus,” “goal,” “intends,” “may,” “plan,” “outlook,” “potential,” “seek,” “strategy,” “strive,” “target,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives.

These factors include, but are not limited to:

●	general economic conditions applicable to our business, including impacts from the ongoing inflationary environment and interest rate changes,
●	the highly competitive nature of the industries in which we compete,
●	the significant competition we face in our Distribution segment,
●	the concentration of Service segment customers in the life science and other FDA-regulated businesses, as well as the industrial manufacturing, aerospace, defense, energy and utilities industries,
●	any impairment of our goodwill or intangible assets,
●	tariffs and changing trade relations, regional and international conflicts and political conditions,
●	negative publicity and other reputational harm,
●	our ability to successfully complete and integrate business acquisitions,
●	potential unexpected liabilities associated with companies we acquire,
●	cybersecurity risks, including the risk of significant disruptions in our information technology systems,
●	our ability to recruit, train and retain quality employees, skilled technicians and senior management,
●	our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers,
●	the prices we are able to charge for our services in our Service segment,
●	our ability to adapt our technology,
●	reliance on our enterprise resource planning system,
●	supply chain delays, disruptions or product shortages,
●	the risks related to current and future indebtedness,
●	foreign currency rate fluctuations,
●	risks related to protecting our intellectual property,
●	the impact of adverse weather events or other catastrophes or natural disasters or widespread public health crises, pandemics or other epidemics,
●	fluctuations in our operating results,
●	the volatility of our stock price and the relatively low trading volume of our common stock,
●	changes in tax rates, accounting standards, legal requirements and listing standards, and
●	legal and regulatory risks related to our international operations.

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

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Transcat, Inc. (“Transcat”, the “Company,” “we” or “us”) is a leading provider of accredited calibration services, cost control and optimization services, and distribution and rental of value-added professional grade handheld test, measurement, and control instrumentation. We are focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense; and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

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

Through the Company’s acquisition strategy, we have been focused on building out our business segments by entering adjacent and complimentary markets. This has been demonstrated by the acquisitions of Axiom Test Equipment, Inc. (“Axiom”), SteriQual, Inc. (“SteriQual”) and TIC-MS, Inc. ("TIC-MS") in the fiscal year 2024, and Elite Calibration, LLC ("Elite"), Galium Limited (d/b/a Complete Calibrations) ("Complete Calibrations"), e2b Calibration ("e2b"), and Charlton Jeffmont Inc., Raitz Inc. and Toolroom Calibration Inc. d/b/a Alliance Calibration ("Alliance") in our fiscal year ended March 25, 2023 (“fiscal year 2023 ”).

Prior to fiscal year 2023, the Company acquired Cal OpEx Limited (d/b/a Transcat Ireland) which owns all of the issued and outstanding capital stock of its U.S. based subsidiary, Cal OpEx Inc. (d/b/a NEXA EAM), a Delaware corporation (collectively, "NEXA"). NEXA provides asset management services to the biopharmaceutical industry by leveraging its six service tracks: (i) calibration, (ii) maintenance and spare, (iii) reliability, (iv) computerized maintenance management systems solutions (“CMMS”), (v) quality and compliance, and (vi) validation. By delivering these services, NEXA is able to provide unique value to our end customers in managing their asset portfolios, avoiding asset downtime and helping to accelerate delivery of their life changing products to market, ultimately driving significant cost savings and improved reliability. This NEXA suite of services, combined with the existing Transcat service offerings, provides a very comprehensive and robust value proposition to existing and new customers, which allows us to manage the complexity that is tied to doing business in these highly regulated industries.

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® and our online customer portal, C3®. Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic onsite services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year ended March 30, 2024 (“fiscal year 2024 ”), we operated twenty-nine calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, Canada and Ireland. We also serve our customers onsite at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations that we refer to as “client-based labs,” where we provide calibration services, and in some cases other related services, exclusively for the customer and where we reside and work every day. We also have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

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

Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. Through our website, in-house sales team and printed and digital marketing materials, we offer access to more than 150,000   test, measurement and control instruments, including products from approxima tely 450  leading brands. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Calibrating before shipping means the customer can place their instruments into service immediately upon receipt, reducing downtime. Other value-added options we offer through our Distribution segment include equipment kitting (which is especially valued in the power generation sector), equipment rentals and used equipment sales.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and provide integrity in our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, our proprietary asset management system, CalTrak®, and our online customer portal, C3®. In our fiscal years 2024 and 2023, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

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

During fiscal year 2024, we continued our commitment to capital, people and leadership investments, advancing our “Operational Excellence” initiative. This initiative is resulting in increased productivity and operational efficiency and further differentiation from our competitors as we leverage technology, automation, and process improvements to enhance our effectiveness and our customers’ experiences. We also continued Transcat University’s build-a-tech program. This program attracts fresh talent to the organization and provides training and career advancement opportunities for our existing employees. Our Operational Excellence initiative is a multi-year, ever-evolving program designed to create an infrastructure that supports our strategic goals over a longer timeframe.

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

The other component to our Service growth strategy is acquisitions. There are three drivers of our acquisition strategy: geographic expansion, increased capabilities and expertise, and infrastructure leverage. We are disciplined in our approach to selecting target companies. One focus of our Operational Excellence initiative is to strengthen our acquisition integration process, allowing us to capitalize on acquired sales and cost synergies at a faster pace.

Our Distribution segment strategy is to be the premier distributor and rental source of leading test and measurement equipment while also providing cross-selling opportunities for our Service segment.  Through our vendor relationships we have access to more than 150,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat.  In addition to offering new products, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We continuously evaluate our offerings to add new in-demand vendors or products, or remove less relevant vendors and products. Our equipment rental business continues to be a strong growth offering for us and helps support our distribution and service segment growth strategies. Having new, used and rental equipment further differentiates us from our Service segment competitors.

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

As part of our growth strategy, we completed three acquisitions during our fiscal year 2024 and four acquisitions during our fiscal year 2023:

●	Effective August 8, 2023, Transcat purchased all of the outstanding capital stock of Axiom, a privately-held California rental provider of electronic test equipment to customers across the United States.
●	Effective July 12, 2023, Transcat purchased all of the outstanding capital stock of SteriQual, a Florida based provider of expert consulting services to pharmaceutical, biopharmaceutical, medical device and diagnostic equipment manufacturers.
●	Effective March 27, 2023, Transcat purchased all of the outstanding capital stock of TIC-MS, a Missouri based provider of calibration services.
●	Effective February 2, 2023, Transcat acquired substantially all of the assets of Elite, a California based provider of pipette calibration services.
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

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service and distribution capabilities and expertise and leverage our infrastructure. The table below illustrates the strategic drivers for the acquisitions described above:

	Geographic Expansion	Increased Capabilities and Expertise	Leveraged Infrastructure
Axiom	✓	✓
SteriQual		✓	✓
TIC-MS		✓	✓
Elite			✓
Complete Calibrations	✓	✓
e2b	✓	✓
Alliance	✓		✓

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

The need for calibration is often driven by regulation, which identifies a requirement for quality calibration and laboratory instrument services as a critical component of a company’s business operation. We specifically target industries and companies that are regulated by the U.S. FDA, FAA or other regulatory bodies. As a result of the various levels of regulation within our target industries such as life sciences, pharmaceutical manufacturing and medical device manufacturing, our customers’ calibration and laboratory instrument service sourcing decisions are generally made based on the provider’s quality systems, accreditation, reliability, trust, customer service and documentation of services. To maintain our competitive position in this segment, we maintain internationally recognized third-party accredited quality systems, further detailed in the section entitled “Service Quality” below, and provide our customers with access to proprietary asset management software solutions, which offer tools to manage their internal calibration programs and provide them with visibility to their service records.

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and customer-owned instruments. We perform approximately 850,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 13% to 15% of our Service segment revenue, we believe the management of these items is highly valued by our customers and providing this service has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets. We regularly review outsourced services to identify opportunities for in-house capability expansion.

Transcat’s most recent investment in capability expansion includes ground support equipment ("GSE"), an integral role in aircraft operations. The speed, efficiency, and accuracy of this equipment are crucial factors that help minimize downtime for aircraft before, between, and after flights. At Transcat, we’re proud to offer GSE certification, calibration, maintenance, and repair services for the aviation and aerospace industries.

Driving Continuous Improvement through Transcat’s Cost Control and Optimization Services, we provide technical, consulting, and staffing solutions in the U.S., Canada, Ireland, Europe, and Asia Pacific to improve asset management programs for our most highly-regulated customers, especially those in the pharmaceutical, biotechnology, and medical device industries. NEXA offers six service tracks that support the creation or optimization of our client’s enterprise asset management program. Whether a facility is in preconstruction, operational or decommissioning stage, NEXA’s experienced teams can deliver results in all phases of the asset lifecycle. NEXA’s full suite of services or combination solutions are customizable to meet our customer’s unique needs.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

●	We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
●	in-house services: services are performed at one of our twenty-nine Calibration Service Centers (often accompanied by pick-up and delivery services);
●	periodic onsite services: Transcat technicians travel to a customer’s location, including aboard vessels docked at shipyards, and provide bench-top or in-line calibration or laboratory services on predetermined service cycles;
●	client-based-laboratory services: Transcat establishes and manages a calibration service program within a customer’s facility; and
●	mobile calibration services: services are completed on a customer’s property within one of our mobile calibration units.

●	For companies that maintain an internal calibration operation, we can provide:
●	calibration of their primary calibration assets, also called “standards”; and
●	overflow capability, either onsite or at one of our Calibration Service Centers, during periods of high demand.

●	Transcat Cost Control and Optimization Services:
●	Calibration – criticality risk assessment; calibration interval analysis; calibration plans/task lists; planning and scheduling.
●	Maintenance and Spares – PM optimization; spares/BOM management; PM plans/task lists; planning and scheduling.
●	Reliability – asset criticality assessments; asset hierarchy development; PdM plans/task lists; FMECA/RCA.
●	CMMS – implementation and migration; data optimization; business intelligence; CMMS KPIs/reporting.
●	Quality and Compliance – technical writing; compliance audits; remediation; compliance management.
●	CQV – equipment and facility C&Q; cleaning and sterilization validation; process and software validation; warehouse environmental mapping.

●	Transcat Single Source Solution:
●	Commissioning, Qualification and Validation.
●	Data build for the computerized maintenance and calibration system (CMMS).
●	Reliability Planning.
●	Maintenance & Spares delivery.
●	Execution of initial Calibrations.
●	Final activities leading to the successful turn-over of the fully completed equipment and systems to the Client in an operationally-ready state.

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

We believe our Cost Control and Optimization services is a scalable business as it requires minimal upfront capital investment, and the services can largely be effectively completed via a virtual workforce. This allows us to follow our customers geographically and provide a high level of service whether a Transcat physical presence in that geography exists or not.

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

Service Marketing and Sales. Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets by leveraging our unique value proposition, including our broad geographic footprint and comprehensive suite of services. We target regulated customers with multiple manufacturing operations throughout North America and Europe. We leverage our ability to manage the complete life cycle of instrumentation from purchase of calibrated equipment to long-term service and maintenance requirements. Connecting all the dots by using new and used product sales, rentals, and repair and calibration services is the goal of our marketing and sales initiatives. We also have a team of customer success managers focused on delivering ever-increasing value for our existing customers. We utilize print media, trade shows and web-based initiatives to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including life science and other FDA-regulated industries, aerospace and defense, energy and utilities, and chemical manufacturing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations.

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

We differentiate ourselves from our competitors by demonstrating our commitment to quality, expanding upon the largest 17025 scope of accreditation and calibration capabilities of any commercial calibration laboratory that are tailored to the markets we serve, leveraging a geographical footprint that spans North America, Puerto Rico and Ireland providing a comprehensive suite of services that spans many disciplines and hundreds of manufacturers which is not limited to certain product lines or brands. Our unique ability to bundle our products with both Transcat’s Cost Control and Optimization Services and Transcat’s Single Source Solution, provides a high level of differentiation from our competitors. As one of the only North American compliance and calibration service providers who also distributes product, our customers can seamlessly replace instruments that cannot be calibrated or are otherwise deemed to be at end of life. Our close knowledge of the products we distribute also allows our service staff to consult and advise customers on what products are best suited for their in-house calibration needs. We also believe that our proprietary software is a key differentiator from our competitors. CalTrak® and C3® are utilized by our customers in an integrated manner, providing a competitive barrier as customers realize synergies and efficiencies as a result of this integration.

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

Online distributors, including Amazon which typically sells lower price-point products, have become prominent competitors for sales of handheld test and measurement equipment, competing primarily on price. While online competitors lack the value-added services we offer in our Distribution segment, they have been successful in capturing some market share in the worldwide market for test and measurement instruments. To stay ahead of growing competition from these online distributors and in keeping with the general trend of increased use of e-commerce, we continue to invest in our digital platform including a well-indexed website with improved design and functionality. In addition, we have diversified our offerings by expanding the product lines that we offer and adding higher gross margin equipment rentals and used equipment sales, which we believe makes Transcat unique among our competitors.

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high-quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately450 suppliers of brand name and private-labeled equipment. In fiscal year 2024, our top 10 vendors accounted for approximately 58% of our aggregate Distribution sales.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers, whose individual purchases vary in size. We can usually ship our top selling products to our customers the same day they are ordered.

Distribution Vendor Rebates. We have agreements with certain product vendors that provide for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $0.6 million in both fiscal years 2024 and 2023, and $1.0 million in fiscal year 2022, respectively, as a reduction of cost of distribution sales.

Distribution Operations. Our Distribution operations primarily take place at our 48,500 square-foot facility in Rochester, New York which includes 17,000 square feet of warehouse space. The Rochester location also fulfills orders for rental equipment, serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. We also have three smaller warehouse facilities. Our Wisconsin warehouse fulfills orders for certain large industrial scales and our Vista, California and Houston, Texas warehouses fulfill orders for used equipment and rental equipment. In fiscal year 2024, we shipped approximately30,000 product orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $5.1 million and $8.1 million as of March 30, 2024 and March 25, 2023, respectively.

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

INFORMATION REGARDING EXPORT SALES

In fiscal year 2024, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2024, approximately 8% were denominated in U.S. dollars, 67% were denominated in Canadian dollars and 25% were denominated in Euros. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

INTELLECTUAL PROPERTY

We have U.S. federally registered trademarks for Transcat®, CalTrak®, C3®, Procision®, and TIC-MS, INC. ® which we consider to be of material importance to our business. The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our Transcat® trademark is also registered in the European Union and Canada for four classes. Our CalTrak® trademark is also registered in Canada for one class with the Canada Intellectual Property Office and in Puerto Rico.  Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

We have International trademark registrations for TRANSCAT TRUST IN EVERY MEASURE, CALIBRATED BY TRANSCAT, and TRANSCAT BIOMEDICAL, with pending extensions of protection to Canada and the European Union. We have pending U.S. trademark applications for TURBOCAL, TRANSCAT TRUST IN EVERY MEASURE, CALIBRATED BY TRANSCAT, and TRANSCAT BIOMEDICAL.

In addition, we own www.transcat.com, www.transcat.ca and www.pipettes.com among other Internet domain names. As with phone numbers, we do not have, and cannot acquire any property rights to an Internet address. The regulation of domain names in the United States and in other countries is also subject to change. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we might not be able to maintain our domain names or obtain comparable domain names, which could harm our business.

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

FISCAL YEAR

We operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2024 consisted of 53 weeks and fiscal year 2023 consisted of 52 weeks. Fiscal year 2025 which ends on March 29, 2025 (“fiscal year 2025”) will have 52 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

HUMAN CAPITAL MANAGEMENT

As of March 30, 2024, we had 1,104 employees, 976 of whom were employed in the United States and 128 employed outside the United States.  None of our employees are covered by collective bargaining agreements or work councils. Overall, we consider our employee relations to be good and believe our culture to be central to the success of the Company.

Health and Safety. The health and safety of our employees is of utmost importance to us. We have enhanced our Safety Program with additional training, communications, and internal risk and hazard assessments. We conduct policy and procedure reviews to ensure compliance with health and safety guidelines and regulatory requirements. We provide protective gear (e.g., eye protection, masks, and gloves) as required by applicable standards and as appropriate. Our goal is to achieve a level of work-related injuries as close to zero as possible through continuous investment in our safety program.

Hiring Practices. We seek to recruit and hire the most qualified people for our open positions without regard to protected status (age, color, creed, disability, domestic violence victim status, gender identity, genetic predisposition or carrier status, marital status, national origin, pregnancy, race, religion, sex, sexual orientation, status as a protected veteran or as a member of any other protected group or status).

Diversity and Inclusion. Recognizing and respecting our employees’ backgrounds and experiences, and our international presence, we strive to maintain a diverse workforce and inclusive work environment everywhere we operate. Our diversity and inclusion principles are reflected in our employee training, in particular with respect to our policies against harassment and bullying and the elimination of bias in the workplace.

Wellness. Our Calibrated Wellness Program prioritizes our employees’ well-being and is designed to enhance their health. Our program includes wellness resources, health education, pharmaceutical cost guidance, and a no-cost Employee Assistance Program, which includes worldwide access to visits with mental health care providers. Our program also incentivizes health and well-being by providing reduced health insurance premiums for employees who complete certain actions that encourage health and wellness.

Compensation and Benefits. Our compensation and benefits program is designed to attract and reward individuals who demonstrate the ability and desire to enhance our workplace culture, support our values, drive our operational and strategic goals, and create long-term value for our shareholders.

We provide employees with competitive compensation packages that include base salary and may also include annual incentive bonuses and/or long-term incentive awards, depending upon the employee’s position. We believe that a compensation program with both short-term and long-term incentive awards provides fair and competitive compensation and aligns employee and shareholder interests. In addition to salary and equity compensation, we also offer employees benefits including health (medical, dental and vision), life, and disability insurance, paid time off, paid parental leave, tuition benefits, and a 401(k) plan with a Company match.

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

Macroeconomic and Business Risks

Adverse changes in economic and market conditions, including an ongoing inflationary environment, or uncertainty about future market conditions, may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock. Our results of operations and the implementation of our business strategy could be materially and adversely affected by general conditions in the U.S. and global economy, including financial and economic conditions that are outside of our control. We are subject to risks arising from adverse changes in general economic market conditions, including supply chain delays or interruptions, labor shortages, wage pressures, the ongoing inflationary environment, changes in interest rates, volatility in the banking industry, geopolitical events, political instability, global health crises, including epidemics and pandemics, such as the COVID-19 pandemic, or interruptions and other force majeure events.

Inflation has persisted in the United States and globally due in part to geopolitical events, a rise in energy prices, and strong consumer demand. An inflationary environment can increase our cost of labor as well as our energy and other operating costs which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates have increased and may continue to increase or remain relatively high for a sustained period, inflation may continue. Further, uncertainty resulting from interest rate policy or changes to interest rates in the future could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock. Further, uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay purchase of services or test and measurement instruments. Poor economic conditions could materially and adversely impact our business, financial condition, operating results and cash flows.

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

Within our Distribution segment, we compete with numerous companies, including several major manufacturers and distributors to make product sales. Most of the products we sell are available from several sources and our customers tend to have relationships with several distributors. Competitors in the product distribution industry could also obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. Industry consolidation among distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition and adversely affect our business or results of operations.

In each of the industries in which we compete, some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. In the future, we may be unable to compete successfully and competitive pressures may reduce our sales.

We face significant competition in our Distribution segment, including from suppliers and web-based distributors, to make product sales and to source products. We may not be able to compete successfully. We face substantial and increased competition throughout the world, especially in our Distribution segment. The competition is changing, with certain of our vendors engaging directly with customers and web-based distributors increasing their market share. Some of our competitors are much larger than us. Changes in the competitive landscape pose new challenges that could adversely affect our ability to compete. Entry or expansion of other vendors into this market may establish competitors that have larger customer bases and substantially greater financial and other resources with which to pursue marketing and distribution of products. Their current customer base and relationships, as well as their relationships and ability to negotiate with manufacturers, may provide them with a competitive advantage. Additionally, if our vendors sell directly to customers, they may choose not to sell to us or to do so on less favorable and more costly terms, which could have a material and adverse impact on our results of operations. If we are unable to effectively compete with our current and future competitors, our ability to sell products could be harmed and negatively impact our Distribution segment. Any erosion of our competitive position could have a material adverse effect on our business, results of operations, and financial condition.

Our Service segment has a concentration of customers in the life science and other FDA-regulated businesses, as well as the industrial manufacturing, aerospace, defense, energy and utilities industries. A number of our Service segment customers operate life science, pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. We also serve the industrial manufacturing, energy and utilities, chemical manufacturing, aerospace and defense industries. This concentration of our customer base affects our overall risk profile, since a significant portion of our customers would be similarly affected by changes in economic, political, regulatory, and other industry conditions. An abrupt or unforeseen change in conditions in these industries could adversely affect customer demand for our services, which could have a material adverse effect on our financial results.

Any impairment of goodwill or intangible assets could negatively impact our results of operations. Our goodwill and intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are amortized over the useful life of such assets. In addition, we may record goodwill when we acquire or make an investment in a business based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for the business. Future determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition.

Tariffs imposed by the United States and other countries, as well as changing trade relations, regional and international conflicts, and political conditions could have a material adverse effect on our business and results of operations. Changes in United States and foreign governments’ trade policies, as well as volatility caused by regional and international conflicts, such as the conflict between Russia and Ukraine, Israel and Hamas, and the political climate in the United States, China, and Taiwan, have resulted in, and may continue to result in, tariffs on imports into and exports from the United States. Tariffs on certain products can increase our costs of doing business. If we are unable to recover these costs, our profit margins may be negatively impacted. Diminished trade relations, conflicts between the United States and other countries, and any escalation of tariffs could have a material adverse effect on our financial performance and results of operations.

Negative publicity and other reputational harm could impact the value of our brand and materially and adversely affect our business and results of operations. Negative publicity and other reputational harm relating to events or activities attributed to us, our policies, our employees or others associated with us, whether or not justified, may tarnish our reputation and reduce the value of our brand. Additionally, disclosure of our corporate governance practices, such as our environmental, social and governance initiatives, may draw negative publicity from our shareholders and other stakeholders. If our brand is negatively impacted, we may lose existing customer relationships, which would reduce our sales and negatively impact our results of operations and financial condition, and we may be unable to attract and retain key personnel, which would negatively impact our prospects.

The impact of widespread public health crises, pandemics or other epidemics is difficult to predict and could materially and adversely affect our business and results of operations. Any adverse widespread public health crises in locations where we conduct business, as well as any measures implemented to control these events, could have a material adverse impact on our business and results of operations. Further, any actions taken to mitigate any health crises could lead to an economic recession. Such extraordinary events, like the COVID-19 pandemic, and their aftermath can cause investor fear and panic, which could further materially and adversely affect our operations, the economies in which we operate, and the financial markets generally in ways that cannot be predicted, but may amplify many of the other risk factors disclosed elsewhere in this "Item 1A. Risk Factors."

Risks Related to Acquisitions

We may not successfully integrate business acquisitions. We completed three acquisitions during fiscal year 2024 and four acquisitions during fiscal year 2023. We have a robust and diverse acquisition pipeline and may complete additional acquisitions in the future. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successfully integrating acquisitions involves many challenges, including:

●	The difficulty of integrating acquired operations and personnel with our existing operations;
●	Implementing or remediating controls, procedures, and policies at the acquired company;
●	Integrating of the acquired company’s accounting and other administrative systems;
●	In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
●	Currency and regulatory risks associated with operations in foreign countries;
●	The difficulty of developing and marketing new products and services;
●	Diverting management’s attention while evaluating, negotiating and integrating acquisitions;
●	Our exposure to unforeseen liabilities of acquired companies; and
●	The potential loss of key employees of an acquired operation.

In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute shareholder interests for many reasons, including:

●	Charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
●	Contingent consideration payments;
●	Agreements to provide indemnification for certain potential liabilities;
●	Interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
●	Any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current shareholders.

If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our operating results and stock price.

Our future business acquisition efforts may not be successful, which may limit our growth or adversely affect our results of operations, and financing future acquisitions could result in shareholder dilution and/or increase our leverage. Business acquisitions are an important part of our growth strategy. If we identify an appropriate acquisition candidate, we may not be able to successfully negotiate terms or finance the acquisition. If economic downturns or other matters of national or global concern continue for an extensive period of time or recur, our ability to pursue and consummate potential acquisitions could be materially adversely affected. In addition, to successfully complete targeted acquisitions, we may issue additional equity securities that could dilute our shareholders’ ownership, or we may incur additional debt, which would increase our leverage and our risk of default under our existing credit facility. If we fail to successfully acquire businesses, our growth and results of operations could be materially and adversely affected.

The indemnification provisions of acquisition agreements by which we have acquired companies or may, in the future, acquire companies may not fully protect us and as a result we may face unexpected liabilities. Certain of the acquisition agreements by which we have acquired companies or may, in the future, acquire companies generally require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that adversely affect our financial results.

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

The profitability of our subsidiary, NEXA, depends to a large extent on our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers. In our Service segment our subsidiary, NEXA, provides all of its services in the technical, consulting and staffing solutions market by providing services to improve asset management programs for our customers. The profitability of NEXA depends in part on ensuring that our technical service providers maintain adequate utilization rates (i.e., the percentage of our provider’s working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

●	The number, scope and timing of ongoing customer engagements;
●	The timing of the commencement, completion and termination of engagements, which in many cases is unpredictable;
●	Our ability to continually secure new business engagements;
●

Our ability to transition technical service providers promptly from completed projects to new assignments, and to engage newly-hired technical service providers quickly in revenue-generating activities;

●	Our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;
●	Unanticipated changes in the scope of customer engagements;
●	Our need to devote time and resources to sales, training, professional development and other non-billable activities;
●	Our ability to retain key colleagues and consulting professionals;
●	Conditions affecting the industries in which our customers operate; and
●	General financial and economic conditions.

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

The profitability of our Service segment, including the NEXA business, depends in part on the prices we are able to charge for our services. The prices we charge for our services, including the NEXA business, are affected by a number of factors, including:

●	Customers’ perception of our ability to add value through our services;
●	The market demand for the services we provide;
●	Our ability to develop new services and the introduction of new services by competitors;
●	The pricing policies of our competitors;
●	The extent to which our customers develop in-house or other capabilities to perform the services that they might otherwise purchase from us; and
●	General financial and economic conditions.

If we are unable to achieve and maintain adequate rates for our services, our profit margin and profitability could decline, and our results of operations could be materially adversely affected.

If we do not effectively compete in the rental test and measurement equipment market, our operating results may be adversely affected. We compete in the rental market on the basis of a number of factors, including equipment availability, price, service and reliability. Some of our competitors may offer similar equipment for rent at lower prices and may offer more extensive servicing, or financing options. In addition, if the supply of rental equipment available on the market significantly increases, demand for and pricing of our rental products could be adversely impacted, lowering our gross margins on rentals. Further, customers confronting competing budget priorities and more limited resources could lead to less demand for rental equipment and increased pressure on pricing. Failure to adequately forecast the adoption of and demand for equipment may cause us not to meet our customers’ rental equipment requirements and may adversely affect our operating results.

If we fail to adapt our technology to meet customer needs and preferences, the demand for our products and services may diminish. Our future success will depend on our ability to develop services and solutions that keep pace with technological change, evolving industry standards and changing customer preferences in the markets we serve. For example, we sell our products and services to customers in several industries that may experience rapid technological changes, new product introductions, and evolving industry standards, including highly regulated industries. We cannot be sure that we will be successful in adapting existing or developing new technology or services in a timely or cost-effective manner or that the solutions we do develop will be successful in the marketplace. Our failure to keep pace with changes in technology, industry standards and customer preferences in the markets we serve could diminish our ability to retain and attract customers and retain our competitive position, which could adversely impact our business and results of operations.

We rely on our CalTrak®, Application Plus (our enterprise resource planning system (“ERP”)) and other management information systems for inventory management, distribution, workflow, accounting and other functions. If our CalTrak®, Application Plus or other management information systems fail to adequately perform these functions, experience an interruption in their operation or a security breach, our business and results of operations could be adversely affected. The efficient operation of our business depends on our management information systems. We rely on our CalTrak®, Application Plus and other management information systems to effectively manage accounting and financial functions, customer service, warehouse management, order entry, order fulfillment, inventory replenishment, documentation, asset management, and workflow. Our management information systems are vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, vandalism, terrorist attacks, power loss, or other computer systems, internet, telecommunications or data network failures. Any such interruptions to our management information systems could disrupt our business and could result in decreased revenues, increased overhead costs, excess inventory or product shortages, causing our business and results of operations to suffer. In addition, our management information systems are vulnerable to security breaches. Our security measures or those of our third-party service providers may fail to detect or prevent such security breaches. Security breaches could result in the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data and payment information, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and results of operations.

Our ERP is aging and may not be capable of integrating management information systems that we use or are used by companies we acquire, and we may experience issues from any implementation of a new ERP or be required to operate some management information systems separately from our ERP.  We have an ERP to assist with the collection, storage, management and interpretation of data from our business activities to support future growth and to integrate significant processes. Although we use current versions of software and have support agreements in place, due to the age of our ERP it may not be capable of integrating management information systems that we use or are used by companies we acquire. We anticipate that a new ERP will be required to be implemented sometime in the future. ERP implementations are complex and time-consuming and involve substantial expenditures on system software and implementation activities, as well as changes in business processes. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare our consolidated financial statements. ERP implementations also require the transformation of business and financial processes in order to reap the benefits of the ERP system; any such transformation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. Any disruptions, delays or deficiencies in the design and implementation of a new ERP system could adversely affect our ability to process orders, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess our internal controls adequately could be delayed.

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

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 30, 2024, we owed $4.2 million to our secured creditor, a commercial bank, under a $15.0 million term loan to fund acquisitions and provide additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar and the Euro. During fiscal years 2024 and 2023, approximately 10% of our total revenues were denominated in Canadian dollars and Euros. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar and the Euro impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal year 2024, the value of the U.S. dollar relative to one Canadian dollar and to one Euro ranged from 1.31 to 1.39 and from 0.89 to 0.96, respectively.

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

Hurricanes, other adverse weather events, national or regional catastrophes or natural disasters could negatively affect the local economies we serve or disrupt our operations, which could have an adverse effect on our business or results of operations. Our market areas include the Gulf Coast and Mid-Atlantic regions of the United States, and Puerto Rico, which are susceptible to hurricanes. Such weather events can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes or other extreme weather events could result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Even if our properties suffer no direct damage from such events, the operations of our customers could be disrupted, and our supply chain impacted. In addition, climate change could lead to an increase in intensity or occurrence of hurricanes or other adverse weather events, including severe winter storms. Future occurrences of these events, as well as regional or national catastrophes or natural disasters, and their effects may adversely impact our business or results of operations.

We may be involved in legal proceedings from time to time arising from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees, or other costs. From time to time, we may be the subject of complaints or litigation from customers, employees, vendors, or other third parties for various actions. We also may be involved in litigation involving claims related to breach of contract, tortious conduct, employment and labor law matters, and others. The damages sought against us in these matters could be substantial. Although we maintain liability insurance for certain legal claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, our expenses could increase significantly and management’s focus could be diverted away from our operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to our Stock

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

Our stock price may be volatile. The stock market experiences significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. Our stock may be affected by market volatility and by our own performance. The following factors, among others, may have a significant effect on the market price of our common stock:

●	Developments in our relationships with current or future manufacturers of products we distribute;
●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Litigation or governmental proceedings or announcements involving us or our industry;
●	Economic and other external factors, such as inflation, changes in interest rates, a recession, disasters or other national or global crises;
●	Public health issues including pandemics and epidemics, such as the COVID-19 pandemic;
●	Sales of our common stock or other securities in the open market;
●	Repurchases of our common stock on the open market or in privately-negotiated transactions;
●	Period-to-period fluctuations in our operating results; and
●	Our ability to satisfy our debt obligations.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. Securities class action litigation against us could result in significant costs and divert our management’s focus away from our operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume of approximately 43,000 shares a day. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

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

Because we do not intend to declare or pay dividends on our shares of common stock for the foreseeable future, any return to our shareholders will be limited to the increase, if any, of the price of our common stock. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future. Our shareholders have no contractual or other legal right to dividends that have not been declared. Any return to our shareholders will therefore be limited to the increase, if any, in the price of our common stock.

Regulatory Risks

Tax rates applicable to us may change. Tax legislation initiatives could adversely affect our net earnings and tax liabilities. We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be enacted that could adversely affect our tax positions. Tax laws and regulations are extremely complex and subject to varying interpretations. The Tax Cuts and Jobs Act of 2017 made broad and complex changes to the U.S. tax code, such as reducing the Federal corporate income tax rate from 35% to 21%. Any additional modifications to key aspects of the tax code could materially affect our tax obligations and negatively impact our effective tax rate. Although we believe that our tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Changes in accounting standards, legal requirements and the Nasdaq Global Market listing standards, or our ability to comply with any existing requirements or standards, could adversely affect our operating results. Extensive reforms relating to public company financial reporting, corporate governance and ethics, the Nasdaq Global Market listing standards and oversight of the accounting profession have been implemented over the past several years and continue to evolve. Compliance with these rules, regulations and standards that have resulted from such reforms has increased our accounting and legal costs and has required significant management time and attention. In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergoes additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse effect on our results of operations. For example, the additional reporting requirements relating to tracking greenhouse gas emissions and other climate-related disclosure from the SEC, U.S. state regulators, and foreign jurisdictions could significantly increase our accounting, consulting and legal expenses. Should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely affected and the market price of our common stock could decline.

Our international operations expose us to legal and regulatory risks, which could have a material effect on our business. Our international operations are governed by various United States laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), and other foreign anti-bribery laws. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Any alleged or actual violations of these or other relevant regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could negatively affect our business, reputation, operating results and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy. We have processes for assessing, identifying, and managing cybersecurity threats, and cybersecurity is an integral part of our overall enterprise risk management program which is overseen by our Audit Committee and the Board of Directors. Our strategy includes a comprehensive cybersecurity framework, utilizing advanced technologies and methodologies, such as cloud migrations and deployment of threat detection tools to mitigate potential risks. Continuous risk assessments help us better refine our strategy, guiding the deployment of technical safeguards and shaping our incident response plans. For acquired companies, our integration strategies prioritize establishing comprehensive timelines for harmonizing information security, data privacy, and cybersecurity practices. This includes a strong focus on aligning employee education programs to ensure a seamless transition and uphold security and privacy standards across our entities.

Our cybersecurity strategy is based on a multi-layered defense framework, aligned with the U.S. National Institute of Standards and Technology ("NIST") guidelines. We take a risk-based approach to cybersecurity, which begins with the identification and evaluation of cybersecurity risks or threats that could affect our operations, finances, legal or regulatory compliance, or reputation. The scope of our evaluation encompasses risks that may be associated with both our internally managed IT systems and key business functions and sensitive data operated or managed by third-party service providers, ensuring the service providers adhere to our security standards, thereby safeguarding our integrated operations. The strategic migration of our data centers and infrastructure to secure cloud environments, coupled with the implementation of targeted technical cybersecurity measures, underscores our dedication to establishing foundational security across our users, applications, data, systems, and networks.

We have established a comprehensive incident response plan to swiftly address and recover from cybersecurity incidents, minimizing operational impact. We conduct regular trainings and simulations to enhance our team's awareness and preparedness against cyber threats. Annual penetration testing and regular assessments by external experts validate the effectiveness of our cybersecurity measures. Our proactive approach to addressing identified vulnerabilities affirms the continuous improvement of our security posture.

To further strengthen our cybersecurity risk management framework, we have instituted an Information Security Management System (“ISMS”) that equips us with advanced risk management capabilities. This system facilitates the development of a detailed risk registry, incorporating impact and likelihood scoring to prioritize risks effectively. Additionally, it guides the creation of comprehensive risk treatment plans and sets targets for residual risk, ensuring a strategic approach to risk mitigation. A key feature of our ISMS is a risk management insights dashboard, which provides real-time visibility into the current state of risk within our environment. This dashboard is an invaluable tool for our management and key stakeholders, enabling them to track risk exposure and trends accurately. Quarterly reviews are scheduled, during which key stakeholders convene to scrutinize and adjust risk treatment plans in response to the latest threat landscape. This process underscores our commitment to a dynamic and responsive cybersecurity risk management strategy, ensuring the ongoing protection of our systems, data, and operations against emerging threats.

Use of Consultants and Advisors. We engage various third-party cybersecurity service providers to assess and enhance our cybersecurity practices and assist with the protection and monitoring of our systems and information. This encompasses a range of services, including network monitoring, endpoint protection, vulnerability assessments, and penetration testing. Additionally, we engage cybersecurity consultants, auditors, and other third parties, such as a third-party consulting firm, to rigorously evaluate our cyber processes. This includes a comprehensive assessment of our incident response procedures, ensuring they meet the highest standards of readiness and effectiveness.

To ensure the integrity and security of our operations, we have implemented stringent processes to evaluate third-party service providers and vendors that have access to sensitive systems, as well as company and customer data. This evaluation may include due diligence procedures such as assessments of the service provider’s cybersecurity posture or recommendations for specific mitigation controls. Following an assessment, we determine and prioritize service provider risk based on potential threat impact and likelihood. These risk determinations are crucial in driving the level of due diligence and ongoing compliance monitoring required for each service provider.

Enhancing our third-party vendor risk management, we have introduced two distinct capabilities to further safeguard our operations and sensitive data:

1. We leverage a threat intelligence platform watchlist to curate, monitor, alert, and provide a risk rating to third-party vendors. This platform also offers a dashboard and real-time reporting, enabling us to stay ahead of potential threats by providing continuous oversight and actionable intelligence.

2. Our ISMS platform encompasses vendor risk management capabilities, facilitating initial due diligence through the collection of vendor security-related artifacts. It applies risk ratings and delivers and analyzes annual security questionnaires, scheduling reviews and tasks to ensure compliance and security standards are met consistently.

Additionally, our virtual Chief Information Security Officer ("vCISO") compiles a quarterly executive summary of third-party risk, which is presented to both management and the Board. This summary ensures that leadership is informed of the current risk landscape and can make data-driven decisions regarding third-party engagements.

Board Oversight and Management’s Role. The Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee oversees the proper functioning of our cybersecurity risk management program to ensures strategic alignment and governance of our cybersecurity efforts at the highest level. In particular, the Audit Committee assists the Board of Directors in its oversight of management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities, to administer our various compliance programs, in each case including cybersecurity concerns, and to oversee our information technology systems, processes and data.

Management has implemented robust risk management structures, policies, and procedures, with day-to-day cybersecurity risk management being a core responsibility. Our Chief Financial Officer ("CFO") spearheads the assessment and management of cybersecurity risks on a daily basis, ensuring that our strategies and actions are both proactive and responsive to the evolving cybersecurity landscape. Supporting this effort, we have a cross-departmental approach to cyber security management. This ensures that our executive leadership team receives comprehensive quarterly updates on cybersecurity from various teams within the organization. Such updates are instrumental in promoting stakeholder engagement across all levels and enhancing management's oversight of cybersecurity. The content of these updates includes progress on ongoing cybersecurity initiatives, insights from recent threat assessments or incidents, findings and action plans derived from external vulnerability and penetration tests, and key performance metrics aligned with industry standards.

Risks from Material Cybersecurity Threats. Despite ongoing cyber-attacks, such as unauthorized access, phishing, and ransomware, we have not identified any cybersecurity incidents that have materially affected or are reasonably anticipated to have a material effect on our business strategy, results of operations, or financial condition. Our proactive security measures, alongside those of our third-party vendors, aim to protect our information technology systems and the sensitive data they hold. To bolster our cybersecurity posture, Transcat has engaged a third-party Managed Security Services Provider ("MSSP") to enhance our defensive capabilities. This partnership includes comprehensive vulnerability scanning both internally and externally to detect potential security weaknesses before they can be exploited. Our MSSP also provides round-the-clock monitoring through a 24x7x365 Security Operations Center ("SOC"), safeguarding our digital assets ("Endpoint Detection and Response - EDR"), identities ("Identity Detection and Response - IDR"), and integrating supplemental logging sources such as firewalls and Enterprise Resource Planning systems ("Extended Detection and Response - XDR"). Furthermore, we have established Incident Response as a Service ("IRaaS") to ensure rapid and effective action in the event of a security breach.

To maintain a strategic overview of our cybersecurity landscape, we conduct quarterly strategic reporting sessions. These sessions are crucial for reviewing security activity and identifying areas for improvement. Based on these reviews, we develop a Plan of Action and Milestones ("POAM") for remediation or re-architecture as necessary. Although these risks have not yet materially impacted our business, we remain vigilant, continuously monitoring and adapting to evolving cybersecurity threats. Our commitment to cybersecurity is integral to our risk management strategy, ensuring the ongoing protection of our systems and the sensitive data they contain.

ITEM 2. PROPERTIES

The following table presents the leased and owned properties that are material to our business as of March 30, 2024:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	48,500
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,500
Calibration Service Center, Rental and Used Equipment Distribution Center	Houston, TX	22,300
Calibration Service Center	Denver, CO	19,400
Calibration Service Center	Los Angeles, CA	18,200
Calibration Service Center	Toronto, ON	16,900
Calibration Service Center	Philadelphia, PA	14,000
Calibration Service Center	Cleveland, OH	13,800
Calibration Service Center	Milford, MA	12,100
Calibration Service Center	Dayton, OH	12,000
Rental and Used Equipment Distribution Center	Vista, CA	9,900
Calibration Service Center	Boston, MA	8,900
Calibration Service Center	Indianapolis, IN	7,600
Calibration Service Center	Palm Beach, FL	7,600
Calibration Service Center	Somerset, PA	7,200
Calibration Service Center	Portland, OR	7,000
Calibration Service Center	Cincinnati, OH	5,900
Calibration Service Center	St. Louis, MO	5,600
Calibration Service Center	San Diego, CA	5,500
Calibration Service Center	Chesterfield, MO	5,500
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Chesapeake, VA	4,600
Calibration Service Center	Phoenix, AZ	4,200
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Decatur, AL	1,700
Calibration Service Center	San Juan, PR	1,600
Calibration Service Center	Cork, Ireland	1,600
Mobile Service Unit and Offices	Pittsburgh, PA	6,300
United Scale & Engineering:
Calibration Service Center and Warehouse	New Berlin, WI	16,000
Calibration Service Center and Warehouse	Madison, WI	6,000
Calibration Service Center	Green Bay, WI	3,300
Spectrum Technologies Inc. (“STI”):
Calibration Service Center and Warehouse	Paxinos, PA	14,500

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “TRNS”. As of May 22, 2024, we had approximately 500 shareholders of record.

DIVIDENDS

Our credit agreement limits our ability to pay cash dividends to certain amounts in any single fiscal year and over the term of the credit agreement. See Note 3 to the Consolidated Financial Statements included in Item 8 of Part II of this report. We have not declared any cash dividends since our inception and have no current plans to pay any dividends in the foreseeable future.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes appearing elsewhere in this annual report. In addition to historical information, the following discussion and analysis includes forward looking statements that involve risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those discussed in “Risk Factors” and elsewhere in this annual report. See the discussion under “Cautionary Note Regarding Forward Looking Statements” beginning on page 1 of this annual report.

OVERVIEW

Operational Overview. We are a leading provider of accredited calibration services, cost control and optimization services, and distribution and rental of value-added professional grade handheld test, measurement, and control instrumentation.

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2024 with its 60th consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as acquisitions over those 60 quarters. The business acquisitions that we made have been focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies.

Our Service segment revenue growth was 17.0% for fiscal year 2024 from fiscal year 2023.  This increase was primarily due to recently completed acquisitions and strong organic demand in our highly-regulated end markets. The Service segment gross margin increased by 160 basis points. Service segment gross profit and gross margin increases were primarily due to operating leverage on our fixed costs and increased technician productivity.

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

In fiscal year 2024, Distribution segment sales increased by 5.0%. This increase in sales primarily due to sales from the acquisition of Axiom.

The Distribution segment gross margin in fiscal year 2024 increased by 420 basis points. The increase in segment gross margin was primarily due to increased margins from rental revenue, which now includes Axiom, and a favorable mix of higher margin products sold.

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

Financial Overview. In evaluating our results for fiscal year 2024, investors should consider that we operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2024 consisted of 53 weeks and fiscal year 2023 consisted of 52 weeks.

A discussion regarding our financial condition and results of operations for the fiscal year ended March 25, 2023 and year-to-year comparisons between fiscal year 2023 and fiscal year 2022, which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 25, 2023 and are incorporated by reference herein.

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

Total revenue for fiscal year 2024 was $259.5 million. This represented an increase of $28.9 million or 12.5% versus total revenue of $230.6 million for fiscal year 2023.  This increase was primarily due to recently completed acquisitions, strong demand in our Service segment’s highly-regulated end markets and increased rental sales, which includes incremental revenue from an acquisition completed in fiscal year 2024.

Service revenue was $169.5 million in fiscal year 2024, an increase of $24.6 million or 17.0%. Service revenue accounted for 65.3% of our total revenue during fiscal year 2024. Of our Service revenue in fiscal year 2024, 86.6% was generated by our Calibration Service Centers and cost control and optimization services while 12.3% was generated through subcontracted third-party vendors, compared with 86.2% and 12.6%, respectively, in fiscal year 2023. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales were $90.0 million in fiscal year 2024, an increase of $4.3 million or 5.0%.  Distribution sales accounted for 34.7% of our total revenue in fiscal year 2024.

Sales to domestic customers comprised 92.6% of total Distribution sales in fiscal year 2024, while 5.9% were to Canadian customers and 1.5% were to customers in other international markets.

Total gross profit was $83.8 million in fiscal year 2024 compared to $68.4 million in fiscal year 2023, an increase of $15.5 million or 22.6%. Total gross margin was 32.3%, which is a 270 basis point increase versus fiscal year 2023. Service gross margin was 33.8% in fiscal year 2024 compared with 32.2% in fiscal year 2023, a 160 basis point increase. Distribution gross margin was 29.5% in fiscal year 2024 compared with 25.3% in fiscal year 2023, a 420 basis point increase. This increase in service gross margin in fiscal year 2024 was primarily largely the result of operating leverage on our fixed costs and increased technician productivity. The increase in the distribution segment gross margin was primarily due to increased margins from rental revenue, which now includes Axiom, and a favorable mix of higher margin products sold.

Operating expenses were $64.0 million, or 24.7% of total revenue, in fiscal year 2024 compared with $52.1 million, or 22.6% of total revenue, in fiscal year 2023. Operating income was $19.8 million, or 7.6% of total revenue, in fiscal year 2024 compared with $16.2 million, or 7.0% of total revenue, in fiscal year 2023. The year-over-year increase in selling, marketing and warehouse expenses was due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher incentive-based employee costs due to higher sales. The year-over-year increase in general and administrative expenses was due to incremental expenses from acquired businesses (including stock expense), increased payroll costs for new employees and continued investments in technology.

Net income for fiscal year 2024 was $13.6 million compared with $10.7 million in fiscal year 2023, a $3.0 million increase. Diluted earnings per share for fiscal year 2024 was $1.63 compared with $1.40 for fiscal year 2023, a $0.23 per diluted share increase.

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

The following items in our Consolidated Financial Statements require significant estimation or judgment:

Accounts Receivable. Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for credit losses and returns in the Consolidated Balance Sheets. The allowance for credit losses is based upon the expected collectability of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for credit losses. A returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenues and/or the historical rate of returns. Management believes that the allowances are appropriate to cover anticipated losses under current conditions. However, unexpected changes or deterioration in economic conditions could materially change these expectations.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 30, 2024, we had $105.6 million of recorded goodwill.

Intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. These intangible assets are amortized over their estimated useful lives and are reviewed for impairment if and when indicators are present.

We test goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of each fiscal year or immediately if conditions indicate that such impairment could exist. We estimate the fair value of our reporting units using the fair market value measurement requirement. We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors. Based on the results of our qualitative impairment testing, we have determined that it was more likely than not that the fair values exceeded the carrying values of goodwill for each reporting unit and there were no impairments as of each of March 30, 2024 and March 25, 2023.

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  In the event a trigger is identified, the carrying value of the asset group is compared to the undiscounted cash flows from that asset group. There were no intangible asset impairment indicators identified during the years ended March 30, 2024 or March 25, 2023.

Income Taxes. We record deferred income taxes for the effects of timing differences between financial and tax reporting. These differences relate primarily to accrued expenses, reserves for credit losses, inventory reserves, operating leases, goodwill and intangible assets, depreciation and amortization and stock-based compensation. We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction, various states, Canada and Ireland. We are regularly audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. If a loss is determined to be probable as a result of an audit, an accrual is established.

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

Recently Issued Accounting Pronouncements. In the normal course of business, management evaluates all new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) to determine the potential impact they may have on our consolidated financial statements.  For a discussion of the newly issued accounting pronouncements see “Recently Adopted Accounting Pronouncements” and "Recent Accounting Guidance Not Yet Adopted" under Note 1 to the Consolidated Financial Statements included in Item 8 of Part II of this report.

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2024 and 2023, the components of our Consolidated Statements of Income.

	FY 2024	FY 2023
As a Percentage of Total Revenue:
Service Revenue	65.3%	62.8%
Distribution Sales	34.7%	37.2%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	33.8%	32.2%
Distribution Gross Profit	29.5%	25.3%
Total Gross Profit	32.3%	29.6%

Selling, Marketing and Warehouse Expenses	11.1%	10.7%
General and Administrative Expenses	13.6%	11.9%
Total Operating Expenses	24.7%	22.6%

Operating Income	7.6%	7.0%

Interest and Other Expenses, net	0.5%	1.2%

Income Before Provision for Income Taxes	7.1%	5.8%
Provision for Income Taxes	1.8%	1.2%
Net Income	5.3%	4.6%

FISCAL YEAR ENDED March 30, 2024 COMPARED TO FISCAL YEAR ENDED March 25, 2023 (dollars in thousands):

Revenue:

	Fiscal Year Ended
	March 30,	March 25,	Change
	2024	2023	$	%
Revenue:
Service	$169,525	$144,883	$24,642	17.0%
Distribution	89,956	85,686	4,270	5.0%
Total	$259,481	$230,569	$28,912	12.5%

Total revenue was $259.5 million in fiscal year 2024 compared to $230.6 million in fiscal year 2023, an increase of $28.9 million or 12.5%.  When normalizing for the extra days from fiscal year 2024’s 53 weeks, the Company estimates that its full year revenue growth was approximately 10.4%.

Service revenue, which accounted for 65.3% and 62.8% of our total revenue in fiscal years 2024 and 2023, respectively, increased $24.6 million, or 17.0% from fiscal year 2023 to fiscal year 2024. This year-over-year increase included $5.9 million of incremental revenue from the acquisitions of TIC-MS, SteriQual and Axiom, and also included organic revenue growth of 11.3% driven by strong end-market demand and continued market share gains.

Our fiscal years 2024 and 2023 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2024				FY 2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	17.5%	15.4%	17.5%	17.6%	14.7%	19.0%	19.4%	22.9%

The growth in fiscal year 2024 and fiscal year 2023 reflected both organic growth and acquisitions. The growth in Service segment revenue in fiscal year 2024 includes revenue from TIC-MS and SteriQual. The growth in Service segment revenue in fiscal year 2023 includes revenue from Alliance, e2b and Complete Calibration.

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

The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2024 and 2023 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2024				FY 2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$169,525	$162,556	$157,024	$150,860	$144,883	$139,787	$134,047	$128,324
Service Revenue Growth	17.0%	16.3%	17.1%	17.6%	18.8%	20.2%	20.9%	21.2%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2024 and 2023:

	FY 2024				FY 2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
In-House	87.0%	86.2%	85.8%	87.3%	86.9%	86.2%	86.2%	85.4%
Outsourced	11.9%	12.6%	13.0%	11.6%	11.9%	12.6%	12.6%	13.2%
Freight Billed to Customers	1.1%	1.2%	1.2%	1.1%	1.2%	1.2%	1.2%	1.4%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 34.7% and 37.2% of our total revenue in fiscal years 2024 and 2023, respectively. Distribution sales increased $4.3 million, or 5.0% in fiscal year 2024 compared to fiscal year 2023. This year-over-year increase is primarily due to $7.0 million of incremental revenue from the acquisition of Axiom offset by slower demand for our non-rental products. The change in fiscal year 2023 versus fiscal year 2022 was due to increased demand for rental products and was all organic. Our fiscal years 2024 and 2023 Distribution sales growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2024				FY 2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth	8.4%	10.4%	0.9%	(0.2)%	5.1%	3.7%	1.6%	2.7%

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

Our total pending product shipments decreased $3.0 million, or 37.3%, at the end of fiscal year 2024 compared to the end of fiscal year 2023. Backorders at the end of fiscal year 2024 were $4.5 million, compared to $6.9 million at the end of fiscal year 2023. The year-over-year decrease in pending product shipments and backorders was a result of improved fulfillment of existing orders.

The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2024 and 2023 and our historical trend of total pending product shipments:

	FY 2024				FY 2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$5,079	$4,652	$6,332	$7,109	$8,101	$9,543	$9,116	$9,034

% of Pending Product Shipments that were Backorders	88.8%	82.0%	87.4%	85.0%	84.8%	78.4%	80.8%	78.1%

Gross Profit:

	Fiscal Year Ended
	March 30,	March 25,	Change
	2024	2023	$	%
Gross Profit:
Service	$57,253	$46,638	$10,615	22.8%
Distribution	26,553	21,717	4,836	22.3%
Total	$83,806	$68,355	$15,451	22.6%

Total gross profit in fiscal year 2024 was $83.8 million compared to $68.4 million in fiscal year 2023, an increase of $15.5 million or 22.6%. As a percentage of total revenue, total gross margin was 32.3% in fiscal year 2024 compared to 29.6% in fiscal year 2023, a 270 basis point increase.

Service gross profit was $57.3 million, an increase of $10.6 million, or 22.8%, from fiscal year 2023 to fiscal year 2024. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. The mix of services provided to customers may also affect gross margins in any given period. Service gross margin increased by 160 basis points in fiscal year 2024 versus fiscal year 2023. This increase in service gross margin in fiscal year 2024 was the result of increased revenue which allows us to leverage our fixed costs and improved technician productivity.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2024				FY 2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	35.7%	32.5%	34.0%	32.5%	34.0%	30.0%	32.6%	32.0%

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates and cooperative advertising income we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. We recorded vendor rebates of $0.6 million in both fiscal years 2024 and 2023, as a reduction of cost of Distribution sales. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, the timing of periodic vendor rebates offered and cooperative advertising programs from suppliers.

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2024				FY 2023
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	30.3%	31.5%	28.3%	27.7%	25.2%	26.2%	24.9%	25.0%

Distribution segment gross margin increased 420 basis points in fiscal year 2024 compared to fiscal year 2023. The increase in the Distribution segment gross margin was primarily due to increased margins from rental revenue, which now includes Axiom and a favorable mix of higher margin products sold.

Operating Expenses:

	Fiscal Year Ended
	March 30,	March 25,	Change
	2024	2023	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$28,710	$24,761	$3,949	15.9%
General and Administrative	$35,315	$27,346	7,969	29.1%
Total	$64,025	$52,107	$11,918	22.9%

Total operating expenses were $64.0 million in fiscal year 2024 compared to $52.1 million in fiscal year 2023. This represented an increase of $11.9 million, or 22.9%, compared to fiscal year 2023. As a percentage of total revenue, operating expenses increased 210 basis points from 22.6% in fiscal year 2023 to 24.7% in fiscal year 2024. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

Provision for Income Taxes:

	Fiscal Year Ended
	March 30,	March 25,	Change
	2024	2023	$	%
Provision for Income Taxes	$4,792	$2,799	$1,993	71.2%

Our effective tax rate for fiscal years 2024 and 2023 was 26.0% and 20.8%, respectively. The increase in effective tax rate is due to tax expense recognized in fiscal year 2024 associated with executive compensation limitations that resulted from share-based awards. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in fiscal years 2024 and 2023 were $0.6 million and $0.4 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

We expect to receive certain federal, state, Canadian and Irish tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2025. As such, we expect our effective tax rate in fiscal year 2025 to be between 24.0% and 26.0%.

Net Income:

	Fiscal Year Ended
	March 30,	March 25,	Change
	2024	2023	$	%
Net Income	$13,647	$10,688	$2,959	27.7%

Net income for fiscal year 2024 increased by $3.0 million or 27.7% compared to fiscal year 2023. As a percentage of revenue, net income was 5.3% in fiscal year 2024, up from 4.6% in fiscal year 2023. This year-over-year change reflects higher operating income discussed, lower interest expense, offset by a higher provision for income taxes.

Non-GAAP Financial Measures

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

	Fiscal Year Ended
	March 30,	March 25,
	2024	2023
Net Income	$13,647	$10,688
+ Interest Expense, net	1,027	2,417
+ Other Expense	315	344
+ Tax Provision	4,792	2,799
Operating Income	19,781	16,248
+ Depreciation & Amortization	13,477	10,955
+ Transaction Expense	1,158	185
+ Other Expense	(315)	(344)
+ Noncash Stock Compensation	4,512	3,377
Adjusted EBITDA	$38,613	$30,421

During fiscal year 2024, Adjusted EBITDA was $38.6 million, an increase of $8.2 million or 26.9% compared to fiscal year 2023. As a percentage of revenue, Adjusted EBITDA was 14.9% during fiscal year 2024 versus 13.2% during fiscal year 2023, a 170 basis point increase. The increase in Adjusted EBITDA during fiscal year 2024 was primarily driven by the increase in operating income, depreciation and amortization expense, transaction expense and non-cash stock compensation expense.

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

	Fiscal Year Ended
	March 30,	March 25,
	2024	2023
Net Income	$13,647	$10,688
+ Amortization of Intangible Assets	5,630	4,454
+ Acquisition Amortization of Backlog	67	-
+ Acquisition Deal Costs	1,651	1,018
+ Income Tax Effect @ 25%	(1,837)	(1,368)
+ Acquisition Earn-out Adjustment	529	-
Adjusted Net Income	19,687	14,792

Average Diluted Shares Outstanding	8,352	7,645

Diluted Earnings Per Share – GAAP	$1.63	$1.40

Adjusted Diluted Earnings Per Share	$2.36	$1.93

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through cash and cash equivalents, anticipated cash flows from operations and borrowings from our revolving credit facility. We believe that these sources of financing will be adequate to meet our future requirements including anticipated operating expenses, capital expenditures, interest payments on our long-term debt, and planned business acquisitions. To the extent that the Company does not satisfy its liquidity requirements through cash and cash equivalents, anticipated cash flows from operations and borrowings from our revolving credit facility, it intends to satisfy such requirements through proceeds from the issuance of common stock.

Under our Second Amended and Restated Credit Facility Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), we have access to a revolving credit commitment (the “revolving credit facility”) of $80.0 million through June 2026, with a letter of credit subfacility of $10.0 million. Our 2018 term loan, with an original principal amount of $15.0 million (the “2018 Term Loan”), is also provided for under the Credit Agreement.

The Credit Agreement allows us to use up to $50.0 million under the revolving credit facility for acquisitions in any single fiscal year. The Credit Agreement restricts our ability to complete acquisitions of businesses with a principal place of business located in the United Kingdom or the European Union to an aggregate purchase price of $40.0 million during the term of the Credit Agreement, if the acquisition is financed directly or indirectly with the revolving credit facility. Under the Credit Agreement, we may make restricted payments up to $25.0 million in the aggregate over the term of the Credit Agreement and $10.0 million in any single fiscal year to repurchase shares and pay dividends.

Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at our election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the revolving credit facility for fiscal year 2024 ranged from 6.4% to 7.1%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. Our leverage ratio, as defined in the Credit Agreement, was 0.10 at March 30, 2024, compared with 1.60 at March 25, 2023. We were in compliance with all loan covenants and requirements during fiscal years 2024 and 2023.

As of March 30, 2024, $80.0 million was available for borrowing under the revolving credit facility. As of March 30, 2024, there were no amounts outstanding under the revolving credit facility. After the closing of the Offering, we used approximately $50.0 million of the net proceeds to repay in full the amounts outstanding under the revolving credit facility. During fiscal year 2024 and 2023 we used $12.9 million and $9.1 million, respectively, from the revolving credit facility for business acquisitions.

As of March 30, 2024,$4.2 million was outstanding on the 2018 Term Loan, of which $2.3 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

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

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Fiscal Year Ended
	March 30,	March 25,
	2024	2023
Cash Provided by (Used in):
Operating Activities	$32,616	$16,951
Investing Activities	$(41,672)	$(18,513)
Financing Activities	$27,399	$876

Operating Activities: Net cash provided by operating activities was $32.6 million during fiscal year 2024 compared to $17.0 million during fiscal year 2023. The year-over-year increase in cash provided by operations is primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased by a net amount of $3.1 million during fiscal year 2024, inclusive of $2.1 million of accounts receivable acquired as part of three acquisitions completed during the year. Accounts receivable increased by a net amount of $5.0 million during fiscal year 2023, inclusive of $0.8 million of accounts receivable acquired as part of acquisitions completed during the period. The year-over-year change reflects the timing of collections. The following table illustrates our days sales outstanding as of March 30, 2024 and March 25, 2023:

	As of
	March 30,	March 25,
	2024	2023
Net Sales, for the last two fiscal months	$54,871	$46,679
Accounts Receivable, net	$47,779	$44,698
Days Sales Outstanding	52	57

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

Our inventory balance increased $0.5 million during fiscal year 2024, inclusive of $1.8 million of inventory acquired during the year.  Our inventory balance increased $4.2 million during fiscal year 2023. The year-over-year change is a result of strategic inventory purchases during fiscal year 2024.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.

Accounts payable decreased $4.4 million during fiscal year 2024, inclusive of $0.6 million of accounts payable acquired during the year. Accounts payable increased by $1.7 million during fiscal year 2023, inclusive of $0.1 million of accounts payable acquired during the year. The variance is largely due to the timing of inventory and capital expenditure purchases and other payments in the respective periods.

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

During fiscal year 2024, accrued compensation and other liabilities increased by $6.5 million, inclusive of $3.1 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions. During fiscal year 2023, accrued compensation and other liabilities decreased by $1.2 million.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2024, income taxes payable increased $2.9 million. During fiscal year 2023, income taxes payable decreased by $0.4 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2024, we invested $13.3 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and capacity and our rental business.

During fiscal year 2023, we invested $9.4 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During fiscal year 2024, we used $12.9 million for business acquisitions. During fiscal year 2023, we used $9.1 million for business acquisitions.

During each of fiscal year 2024 and fiscal year 2023, no contingent consideration was paid related to a business acquisition. During fiscal year 2024, $0.8 million of holdback amounts were paid. During fiscal year 2023, no holdback amounts were paid.

During fiscal year 2024, we purchased $15.5 million of marketable securities with the proceeds from our stock offering.

Financing Activities: During fiscal year 2024, $77.2 million in cash was generated from the issuance of common stock, net of direct costs, inclusive of $75.2 million from the Offering. In addition, we used $42.7 million to repay our revolving credit facility, $2.2 million for scheduled repayments of our term loan and $4.9 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2024, which is shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

During fiscal year 2023, $2.8 million was borrowed from the revolving line of credit and $0.7 million in cash was generated from the issuance of our common stock. In addition, we used $2.1 million for scheduled repayments of our term loan and $0.4 million for the “net” award of certain share awards to cover tax-withholding obligations for share award activity in the period which are shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

Recent Events

Effective April 15, 2024, the Company acquired Becnel Rental Tools LLC (“Becnel”). This transaction aligned with a key component of our acquisition strategy of targeting businesses that expand the depth and breadth of our rental capabilities. The total purchase price of $50.8 million was paid in combination of $33.3 million in Company common stock and $17.5 million in cash, and is subject to certain customary holdback provisions, post-closing adjustments, and indemnification claims, if any. See Note 11 to our Consolidated Financial Statements in this report for further details.

OUTLOOK

The Transcat team continues to deliver strong revenue growth and sustainable gross margin expansion as can be seen over the past decade and a half of profitable growth. As we think ahead into fiscal 2025, our business will continue to benefit from recurring revenue streams in highly regulated end markets, including life sciences, along with a growing Rentals business that performs well throughout various economic cycles. We expect another year of organic Service revenue growth in the high-single digit to low double-digit range when normalized for the extra week in fiscal 2024 and gross margin expansion. Automation of our calibration processes and overall process improvement will continue to be key enablers of future margin expansion.

Transcat expects its income tax rate to range between 24.0% and 26.0% in fiscal 2025. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.5 million assuming our average borrowing levels during fiscal year 2024 remained constant. As of March 30, 2024, $80.0 million was available under the revolving credit facility, and there were no amounts outstanding. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of March 30, 2024, $4.2 million was outstanding on the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month through December 2025.

Effective July 1, 2023, at our option, we borrow from our revolving credit facility at either the variable one-month Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during fiscal year 2024 for our revolving credit facility ranged from 6.4% to 7.1%. Interest on outstanding borrowings on the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan.

On March 30, 2024, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of fiscal years 2024 and 2023 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and Canadian dollar and the U.S. dollar and Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million and a gain of $0.4 million during fiscal year 2024 and 2023, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 30, 2024, we had a foreign exchange contract, which matured in April 2024, outstanding in the notional amount of $1.8 million. The foreign exchange contract was renewed in April 2024 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 30, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transcat, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and subsidiaries (the Company) as of March 30, 2024 and March 25, 2023, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended March 30, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 30, 2024 and March 25, 2023, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 30, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Business Combinations

Critical Audit Matter Description

As discussed in Notes 1 and 9 to the consolidated financial statements, during the year ended March 30, 2024, the Company completed multiple business combinations for an aggregate purchase of approximately $52.7 million. The Company applied the acquisition method of accounting for the acquisitions. Under this method, identifiable assets acquired, liabilities assumed, and consideration transferred are measured at their acquisition-date fair value. Assumptions used include the weighted-average cost of capital, risk free rate, customer attrition, as well as forecasted revenue and earnings before income tax, interest, depreciation, and amortization (“EBITDA”). Aggregate intangible assets and goodwill represented an allocation of purchase price in the amount of $11.9 and $36.2 million, respectively.

The Company’s determination of the fair value of assets acquired is based upon assumptions of the future performance of the acquisitions and other factors. Due to the subjectivity involved we identified the fair value estimate of assets acquired as a critical audit matter, which required a higher degree of auditor judgement as well as the use of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimation of fair value of assets acquired associated with the business combinations included the following, among others:

●	We obtained an understanding of the process and assumptions used by management to develop the estimate of the fair value of assets acquired and consideration transferred.
●	We obtained an understanding of management’s controls and tested the operating effectiveness of the controls.
●	We engaged an internal valuation specialist to test certain assumptions and approaches used.
●	We tested management’s estimate of the fair value of assets identified. This included testing the completeness and accuracy of source information used, testing the mathematical accuracy of management’s calculations, and evaluating the reasonableness and consistency of methodology and assumptions used.

Nexa Earn-Out

Critical Audit Matter Description

As discussed in Notes 1, 8 and 9 to the consolidated financial statements as a result of a business combination in a previous year the Company is still obligated under a contingent consideration arrangement where the potential payout is up to $7.1 million. This arrangement is recorded at fair value at each reporting period, which was estimated as zero as of March 25, 2023. During the year ended March 30, 2024 the Company entered into an Amendment to the Share Purchase Agreement. Pursuant to the Amendment, the potential earn-out payments remained the same. The Amendment changed the conditions necessary for the sellers to receive potential earn-out payments as well as the lines of business included in the calculation of EBITDA. Assumptions used to estimate fair value include the discount rate, risk free rate, asset volatility, as well as forecasted EBITDA. As a result of the Amendment, the fair value of the contingent consideration was initially determined to be $2.8 million for which the Company recorded a liability. Later in the year ended March 30, 2024 the Company determined the fair value of the contingent consideration was $0.5 million and recognized a net $2.3 million non-cash gain.

The Company’s determination of the fair value of the contingent consideration is based upon assumptions of the future performance of the acquisition and other factors. Due to the subjectivity involved we identified the fair value estimate of the contingent consideration as a critical audit matter, which required a higher degree of auditor judgement as well as the use of professionals with specialized skill and knowledge. If, as a result of remeasurement, the value of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the estimation of fair value of the contingent consideration included the following, among others:

●	We obtained an understanding of the terms of the Amendment.
●	We obtained an understanding of the process and assumptions used by management to develop the estimate.
●	We obtained an understanding of the associated controls and tested those controls.
●	We engaged an internal valuation specialist to test certain assumptions and approaches used.
●	We tested management’s assumptions to determine fair value of the earn-out including projected EBITDA, discount rate, risk-free rate and asset volatility. We also tested the completeness and accuracy of source information used, tested mathematical accuracy of management’s calculations, and evaluated reasonableness and consistency of methodology and assumptions.

/s/ Freed Maxick CPAs, P.C.

We have served as the Company's auditor since 2012.

Rochester, New York

May 28, 2024

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 30,	March 25,	March 26,
	2024	2023	2022
Service Revenue	$169,525	$144,883	$122,005
Distribution Sales	89,956	85,686	82,954
Total Revenue	259,481	230,569	204,959

Cost of Service Revenue	112,272	98,245	83,084
Cost of Distribution Sales	63,403	63,969	63,436
Total Cost of Revenue	175,675	162,214	146,520

Gross Profit	83,806	68,355	58,439

Selling, Marketing and Warehouse Expenses	28,710	24,761	20,649
General and Administrative Expenses	35,315	27,346	23,647
Total Operating Expenses	64,025	52,107	44,296

Operating Income	19,781	16,248	14,143

Interest Expense	1,835	2,417	810
Interest Income	(808)	-	-
Other Expense	315	344	143
Total Interest and Other	1,342	2,761	953

Income Before Provision for Income Taxes	18,439	13,487	13,190
Provision for Income Taxes	4,792	2,799	1,810

Net Income	$13,647	$10,688	$11,380

Basic Earnings Per Share	$1.66	$1.42	$1.52
Average Shares Outstanding	8,239	7,551	7,496

Diluted Earnings Per Share	$1.63	$1.40	$1.50
Average Shares Outstanding	8,352	7,645	7,589

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the Fiscal Years Ended
	March 30,	March 25,	March 26,
	2024	2023	2022
Net Income	$13,647	$10,688	$11,380

Other Comprehensive (Loss) Income:
Currency Translation Adjustment	152	(918)	(207)
Other, net of tax effects of $(26), $14 and $(146) for the years ended March 30, 2024, March 25, 2023 and March 26, 2022 respectively.	99	(49)	425
Total Other Comprehensive Income (Loss)	251	(967)	218
Comprehensive Income	$13,898	$9,721	$11,598

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 30,	March 25,
	2024	2023
ASSETS
Current Assets:
Cash and Cash Equivalents	$19,646	$1,531
Marketable Securities	15,533	-
Accounts Receivable, less allowance for credit losses of $544 and $457 as of March 30, 2024 and March 25, 2023, respectively	47,779	44,698
Other Receivables	506	506
Inventory, net	17,418	16,929
Prepaid Expenses and Other Current Assets	4,276	3,935
Total Current Assets	105,158	67,599
Property and Equipment, net	38,944	29,064
Goodwill	105,585	69,360
Intangible Assets, net	19,987	13,799
Right to Use Assets, net	16,823	14,876
Other Assets	1,055	1,051
Total Assets	$287,552	$195,749

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$11,495	$15,869
Accrued Compensation and Other Current Liabilities	16,739	10,201
Income Taxes Payable	2,926	-
Current Portion of Long-Term Debt	2,339	2,248
Total Current Liabilities	33,499	28,318
Long-Term Debt	1,817	46,869
Deferred Tax Liabilities, net	9,291	6,538
Lease Liabilities	14,873	12,960
Other Liabilities	2,903	1,434
Total Liabilities	62,383	96,119

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 8,839,299 and 7,562,604 shares issued and outstanding as of March 30, 2024 and March 25, 2023, respectively	4,420	3,781
Capital in Excess of Par Value	141,624	27,886
Accumulated Other Comprehensive Loss	(949)	(1,200)
Retained Earnings	80,074	69,163
Total Shareholders' Equity	225,169	99,630
Total Liabilities and Shareholders' Equity	$287,552	$195,749

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Years Ended
	March 30,	March 25,	March 26,
	2024	2023	2022
Cash Flows from Operating Activities:
Net Income	$13,647	$10,688	$11,380
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	53	88	88
Deferred Income Taxes	(1,597)	(186)	559
Depreciation and Amortization	13,544	10,955	9,567
Provision for Accounts Receivable and Inventory Reserves	406	74	34
Stock-Based Compensation Expense	4,512	3,377	2,329
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(1,259)	(5,226)	(3,392)
Inventory	2,318	(3,377)	(122)
Prepaid Expenses and Other Current Assets	(299)	1,119	(2,960)
Accounts Payable	(5,005)	1,600	1,901
Accrued Compensation and Other Current Liabilities	3,397	(2,161)	(1,113)
Income Taxes Payable	2,899	-	(653)
Net Cash Provided by Operating Activities	32,616	16,951	17,618

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(13,280)	(9,414)	(10,152)
Proceeds from Sale of Property and Equipment	-	10	109
Business Acquisitions, net of cash acquired	(12,859)	(9,109)	(29,808)
Purchases of Marketable Securities	(15,533)	-	-
Net Cash Used in Investing Activities	(41,672)	(18,513)	(39,851)

Cash Flows from Financing Activities:
(Repayment of) Proceeds from Revolving Credit Facility, net	(42,713)	2,786	31,005
Repayments of Term Loan	(2,248)	(2,121)	(2,114)
Issuance of Common Stock, net of direct costs	77,266	658	1,486
Repurchase of Common Stock	(4,906)	(447)	(6,683)
Net Cash Provided by Financing Activities	27,399	876	23,694

Effect of Exchange Rate Changes on Cash	(228)	821	(625)

Net Increase in Cash and Cash Equivalents	18,115	135	836
Cash and Cash Equivalents at Beginning of Fiscal Year	1,531	1,396	560
Cash and Cash Equivalents at End of Fiscal Year	$19,646	$1,531	$1,396

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$1,240	$2,263	$780
Income Taxes, net	$3,099	$1,116	$3,900
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$34,769	$145	$2,368
Assets Acquired and Liabilities Assumed in Business Combinations:
Contingent consideration related to NEXA acquisition	$-	$-	$153
Accrued holdback consideration related to acquisitions	$4,859	$590	$-
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$1,056	$752	$1,013

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 27, 2021	7,458	$3,729	$19,287	$(451)	$52,513	$75,078
Proceeds from Issuance of Common Stock	127	64	3,790	-	-	3,854
Repurchase of Common Stock	(111)	(56)	(1,478)	-	(5,149)	(6,683)
Stock-Based Compensation	55	28	2,301	-	-	2,329
Other Comprehensive Income	-	-	-	218	-	218
Net Income	-	-	-	-	11,380	11,380
Balance as of March 26, 2022	7,529	3,765	23,900	(233)	58,744	86,176
Proceeds from Issuance of Common Stock	14	6	797	-	-	803
Repurchase of Common Stock	(7)	(3)	(175)	-	(269)	(447)
Stock-Based Compensation	26	13	3,364	-	-	3,377
Other Comprehensive Loss	-	-	-	(967)	-	(967)
Net Income	-	-	-	-	10,688	10,688
Balance as of March 25, 2023	7,562	3,781	27,886	(1,200)	69,163	99,630
Proceeds from Issuance of Common Stock	1,267	634	116,724	-	-	117,358
Direct costs of Stock Offering	-	-	(5,323)	-	-	(5,323)
Repurchase of Common Stock	(50)	(25)	(2,145)	-	(2,736)	(4,906)
Stock-Based Compensation	60	30	4,482	-	-	4,512
Other Comprehensive Income	-	-	-	251	-	251
Net Income	-	-	-	-	13,647	13,647
Balance as of March 30, 2024	8,839	$4,420	$141,624	$(949)	$80,074	$225,169

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat,” “we,” “us,” “our” or the “Company”) is a leading provider of accredited calibration services, cost control and optimization services, and distribution and rental of value-added professional grade handheld test, measurement, and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada, Inc., WTT Real Estate Acquisition, LLC, Cal OpEx Limited (d/b/a Transcat Ireland), Cal OpEx Inc. (d/b/a NEXA EAM), SteriQual LLC, Tangent Labs LLC, TIC-MS, LLC and Axiom Test Equipment, LLC. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year: Transcat operates on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal year ended March 30, 2024 ("fiscal year 2024") consisted of 53 weeks and fiscal year 2023 which ended on  March 25, 2023 consisted of 52 weeks.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value.

Marketable Securities: Marketable securities consist of highly liquid investments with an original maturity when purchased of more than three months and are stated at fair value on the Consolidated Balance Sheets.  These securities are considered trading securities. Earnings on the marketable securities are included in interest income in the Consolidated Statements of Income.

Accounts Receivable: Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for credit losses and returns in the Consolidated Balance Sheets. The allowance for credit losses is based upon the expected collectability of accounts receivable. The Company applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for credit losses.  The accounts receivable balance, less the allowance, as of March 26, 2022, was $39.7 million.

Inventory: Inventory consists of products purchased for resale and is valued at the lower of average cost or net realizable value. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. The Company had reserves for inventory losses totaling $0.3 million at both  March 30, 2024 and March 25, 2023.

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

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value to determine whether it is necessary to perform the two-step goodwill impairment test. If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value. The Company determined that no impairment was indicated as of March 30, 2024 and March 25, 2023.

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 27, 2021	$11,458	$31,814	$43,272	$920	$6,593	$7,513
Additions	-	21,749	21,749	-	11,060	11,060
Amortization	-	-	-	(273)	(3,611)	(3,884)
Currency Translation Adjustment	-	53	53	-	3	3
Net Book Value as of March 26, 2022	11,458	53,616	65,074	647	14,045	14,692
Additions	-	5,094	5,094	-	3,576	3,576
Measurement Period Adjustments	-	(203)	(203)	-	-	-
Amortization	-	-	-	(199)	(4,255)	(4,454)
Currency Translation Adjustment	-	(605)	(605)	-	(15)	(15)
Net Book Value as of March 25, 2023	11,458	57,902	69,360	448	13,351	13,799
Additions	26,758	9,393	36,151	7,900	3,983	11,883
Amortization	-	-	-	(1,355)	(4,342)	(5,697)
Currency Translation Adjustment	-	74	74	-	2	2
Net Book Value as of March 30, 2024	$38,216	$67,369	$105,585	$6,993	$12,994	$19,987

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 15 years. Amortization expense relating to intangible assets is expected to be $5.4 million in fiscal year 2025, $4.2 million in fiscal year 2026, $2.6 million in fiscal year 2027, $2.0 million in fiscal year 2028 and $0.9 million in fiscal year 2029.

Catalog Costs: Transcat capitalizes the cost of each master catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each master catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. There were no unamortized catalog costs at March 30, 2024.  Total unamortized catalog costs, included as a component of prepaid expenses and other current assets on the Consolidated Balance Sheets, were $0.1 million at  March 25, 2023.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At March 30, 2024 and March 25, 2023, investment assets totaled $0.1 million and $0.2 million, respectively and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2024, 2023 and 2022, the Company recorded non-cash stock-based compensation cost in the amount of $4.5 million, $3.4 million and $2.3 million, respectively, in the Consolidated Statements of Income.

Revenue Recognition: Distribution non-rental sales are recorded when an order’s title and risk of loss transfers to the customer, which is generally upon shipment. Distribution rental sales are recognized over time using the time-elapsed output method as this portrays the transfer of control to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time using the time-elapsed output method as this portrays the transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Freight billed to customers is included in revenue. Shipping and handling is not included in revenue. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include general payment terms that are between net 30 and 90 days.

Revenue recognized from prior period performance obligations for fiscal year 2024 was immaterial. As of March 30, 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of  March 30, 2024 and March 25, 2023 were immaterial. See Note 7 for disaggregated revenue information.

The following table presents a summary of the Company's net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales
	2024	2023	2022
Point-in-Time	89.7%	91.0%	91.1%
Over Time - Output Method	10.3%	9.0%	8.9%
Total	100.0%	100.0%	100.0%

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales.  Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $0.6 million, $0.6 million and $1.0 million in fiscal years 2024, 2023 and 2022, respectively, as a reduction of cost of distribution sales.

Cooperative Advertising Income: The Company participates in co-op advertising programs with certain of its vendors. The Company records cash consideration received from these vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $1.1 million, $1.0 million and $0.8 million in fiscal years 2024, 2023 and 2022, respectively, in connection with these programs.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $1.6 million, $1.2 million and $1.1 million in fiscal years 2024, 2023 and 2022, respectively.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $3.1 million, $2.9 million and $2.7 million in fiscal years 2024, 2023 and 2022, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were approximately $0.5 million, $0.7 million and $0.8 million in fiscal years 2024, 2023 and 2022, respectively.

Foreign Currency Translation and Transactions: The accounts of Cal OpEx Limited (d/b/a Transcat Ireland), an Irish company, and Transcat Canada Inc., both of which are wholly-owned subsidiaries of the Company, are maintained in their local currencies, the Euro and the Canadian dollar, respectively, and have been translated to U.S. dollars. Accordingly, the amounts representing assets and liabilities have been translated at the period-end rates of exchange and related revenue and expense accounts have been translated at an average rate of exchange during the period. Gains and losses arising from translation of Cal OpEx Limited’s and Transcat Canada Inc.’s financial statements into U.S. dollars are recorded directly to the accumulated other comprehensive loss component of shareholders’ equity.

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was $0.1 million in fiscal year 2024, a loss of $0.7 million in fiscal year 2023 and a gain of $0.1 million in fiscal year 2022.  The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million, a gain of $0.4 million and a loss of less than $0.1 million in fiscal year 2024, 2023 and 2022, respectively, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 30, 2024, the Company had a foreign exchange contract, which matured in April 2024, outstanding in the notional amount of $1.8 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Other Comprehensive Income (Loss): Other comprehensive income (loss) is composed of currency translation adjustments, unrecognized prior service costs from post retirement plan, net of tax, and unrealized gains or losses on other assets, net of tax.

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

At March 30, 2024, accumulated other comprehensive loss consisted of cumulative currency translation losses of $0.9 million, unrecognized prior service costs, net of tax, of less than $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million. At March 25, 2023, accumulated other comprehensive loss consisted of cumulative currency translation losses of $1.1 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For the fiscal year 2024, the net additional common stock equivalents had a $(0.03) per share effect on the calculation of dilutive earnings per share. For each of fiscal years 2023 and 2022, the net additional common stock equivalents had a $(0.02) per share effect on the calculation of dilutive earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Fiscal Year Ended
	March 30,	March 25,	March 26,
	2024	2023	2022
Average Shares Outstanding – Basic	8,239	7,551	7,496
Effect of Dilutive Common Stock Equivalents	113	94	93
Average Shares Outstanding – Diluted	8,352	7,645	7,589
Anti-dilutive Common Stock Equivalents	50	160	111

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	March 30,	March 25,
	2024	2023
Current Liabilities:
Accrued Payroll and Employee Benefits	$5,508	$3,243
Accrued Incentives	4,182	2,507
Current Portion of Lease Liabilities	2,510	2,333
Accrued Acquisition Holdbacks	2,577	252
Accrued Sales Tax	813	736
Accrued Contingent Consideration	529	-
Other Current Liabilities	620	1,130
Accrued Compensation and Other Current Liabilities	$16,739	$10,201

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,134	$1,266
Accrued Acquisition Holdbacks	1,647	-
Other Non-Current Liabilities	122	168
Other Liabilities	$2,903	$1,434

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

Recent Accounting Guidance Not Yet Adopted:

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid.  ASU 2023-09 is effective for annual periods beginning in fiscal 2025, with early adoption permitted. The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of (amounts in thousands):

	March 30,	March 25,
	2024	2023
Machinery, Equipment and Software	$64,971	$59,689
Rental Equipment	19,773	10,000
Furniture and Fixtures	3,076	2,933
Leasehold Improvements	9,467	8,191
Total Property and Equipment	97,287	80,813
Less: Accumulated Depreciation and Amortization	(58,343)	(51,749)
Total Property and Equipment, net	$38,944	$29,064

Total depreciation and amortization expense relating to property and equipment amounted to $7.8 million, $6.5 million and $5.7 million in fiscal years 2024, 2023 and 2022, respectively.

NOTE 3 – LONG-TERM DEBT

On July 7, 2021, the Company entered into the Second Amended and Restated Credit Facility Agreement (the “Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”), that amended and restated in its entirety the Company’s prior credit agreement with M&T.

The Credit Agreement provides for a revolving credit commitment (the “revolving credit facility”) of $80.0 million through June 2026, with a letter of credit subfacility of $10.0 million. The Company's 2018 term loan, with an original principal amount of $15.0 million (the "2018 Term Loan"), is also provided for under the Credit Agreement.

The Credit Agreement allows the Company to use up to $50.0 million under the revolving credit facility for acquisitions in any single fiscal year. The Credit Agreement restricts the Company's ability to complete acquisitions of businesses with a principal place of business located in the United Kingdom or the European Union to an aggregate purchase price of $40.0 million during the term of the Credit Agreement, if the acquisition is financed directly or indirectly with the revolving credit facility.

Under the Credit Agreement, the Company may make restricted payments up to $25.0 million in the aggregate over the term of the Credit Agreement and $10.0 million in any single fiscal year to repurchase shares and pay dividends.

As of March 30, 2024, $80.0 million was available for borrowing under the revolving credit facility. As of  March 30, 2024 there were no amounts outstanding under the revolving credit facility. During fiscal year 2024, $12.9 million from the revolving credit facility was used for three business acquisitions.

As of March 30, 2024, $4.2 million was outstanding on the 2018 Term Loan, of which $2.3 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for fiscal year 2024 ranged from 6.4% to 7.1%.  Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio from exceeding 3.00 to 1.00. The Company was in compliance with all loan covenants and requirements during fiscal years 2024 and 2023. The Company's leverage ratio, as defined in the Credit Agreement, was 0.10 at March 30, 2024, compared with 1.60 at March 25, 2023.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 4 – INCOME TAXES

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2024	FY 2023	FY 2022
United States	$15,064	$9,879	$10,417
Foreign	3,375	3,608	2,773
Total	$18,439	$13,487	$13,190

The provision for income taxes for fiscal years 2024, 2023 and 2022 is as follows:

	FY 2024	FY 2023	FY 2022
Current Tax Provision:
Federal	$4,099	$1,938	$414
State	1,067	652	240
Foreign	1,185	395	752
	$6,351	$2,985	$1,406
Deferred Tax (Benefit) Provision:
Federal	$(809)	$(334)	$456
State	(316)	(258)	(10)
Foreign	(434)	406	(42)
	$(1,559)	$(186)	$404
Provision for Income Taxes	$4,792	$2,799	$1,810

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2024	(ETR)	FY 2023	FY 2022
Federal Income Tax at Statutory Rate	$3,872	21.0%	$2,832	$2,770
State Income Taxes, net of federal benefit	593	3.2%	311	172
Federal, State and Foreign Tax Credits	(87)	-0.5%	(99)	(182)
Foreign Rate Differential	41	0.2%	43	55
Tax Impact of Equity Awards	(634)	-3.4%	(416)	(1,395)
162(m) Limitation	805	4.4%	-	-
Non-Deductible Acquisition Costs	71	0.4%	6	206
GILTI and 78 Gross Up	112	0.6%	83	161
Other, net	19	0.1%	39	23
Total	$4,792	26.0%	$2,799	$1,810

	March 30,	March 25,
	2024	2023
Deferred Tax Assets:
Accrued Liabilities	$399	$362
Lease Liabilities	3,623	1,916
Performance-Based Stock Award Grants	1,094	720
Inventory Reserves	68	70
Non-Qualified Deferred Compensation Plan	12	62
Post-Retirement Health Care Plans	303	323
Stock-Based Compensation	897	570
Capitalized Inventory Costs	185	214
Other	270	314
Total Deferred Tax Assets	$6,851	$4,551

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(5,945)	$(3,504)
Right of Use Assets	(3,636)	(1,957)
Depreciation	(6,498)	(5,462)
Other	(63)	(166)
Total Deferred Tax Liabilities	$(16,142)	$(11,089)

Net Deferred Tax Liabilities	$(9,291)	$(6,538)

The Company files income tax returns with the U.S. government and various states as well as foreign governments. Open fiscal years subject to U.S. Government federal examination are 2021 through 2023. Open fiscal years subject to state examination are 2019 through 2023. The Company also files in Canada and Ireland.  Open fiscal years subject to examination for Canada are 2020 through 2023; open fiscal years subject to examination for Ireland are 2020 to 2023. There are no income tax years currently under examination by the Internal Revenue Service, states, Canadian and Irish tax authorities. The Company's foreign subsidiary undistributed earnings are considered to be permanently reinvested.

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of the income tax provision. The Company recognized no interest expense or penalties associated with uncertain tax benefits accrued for fiscal years 2024, 2023 and 2022. In accordance with applicable accounting guidance, the amount of unrecognized tax liability from uncertain positions was $0 at year-end fiscal year 2024, 2023 and 2022.

The Company assesses its deferred tax assets annually for expected utilization. If deemed necessary, valuation allowances are established to reduce the deferred tax assets to their net realizable value to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized based on the character of the carryforward item, the associated taxing jurisdiction, the relevant history for the particular item, the applicable expiration dates, and identified actions under the control of the Company in realizing such assets. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary. The Company has determined that a valuation allowance of $0 is appropriate for fiscal years 2024, 2023 and 2022.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. In fiscal years 2024, 2023 and 2022, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were approximately $1.5 million, $1.2 million and $1.1 million in fiscal years 2024, 2023 and 2022, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Company’s Board of Directors. The Company made no profit sharing contributions in fiscal years 2024, 2023 and 2022.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”).  650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a general and administrative expense in the accompanying Consolidated Statements of Income. The expense related to the ESPP was less than $0.1 million in each of fiscal years 2024, 2023 and 2022.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2024, 2023 and 2022, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.1 million as of March 30, 2024 and $0.2 million as of  March 25, 2023, and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the post-retirement benefit obligation is as follows (amounts in thousands):

	FY 2024	FY 2023	FY 2022
Post-retirement benefit obligation, at beginning of fiscal year	$1,266	$1,326	$1,831
Service cost	14	17	96
Interest cost	60	45	52
Plan Amendments	-	193	-
Benefits paid	(121)	(136)	(125)
Actuarial (gain) loss	(85)	(179)	(528)
Post-retirement benefit obligation, at end of fiscal year	1,134	1,266	1,326
Fair value of plan assets, at end of fiscal year	-	-	-
Funded status, at end of fiscal year	$(1,134)	$(1,266)	$(1,326)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,134	$1,266	$1,326

The accumulated post-retirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic post-retirement benefit cost and other amounts recognized in other comprehensive income are as follows (amounts in thousands):

	FY 2024	FY 2023	FY 2022
Net periodic post-retirement benefit cost:
Service cost	$14	$17	$96
Interest cost	60	45	52
Amortization of prior service cost	15	1	1
	89	63	149
Benefit obligations recognized in other comprehensive income (loss):
Amortization of prior service cost	(15)	(1)	(1)
Prior service cost	-	193	-
Net actuarial gain	(85)	(185)	(583)
	(100)	7	(584)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(11)	$70	$(435)

Amount recognized in accumulated other comprehensive income (loss), at end of fiscal year:
Unrecognized prior service cost	$63	$163	$156

The prior service cost is amortized over the average remaining life expectancy of active participants in the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost during fiscal year 2025 is less than $0.1 million.

The post-retirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the post-retirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 30,	March 25,
	2024	2023
Weighted average discount rate	5.2%	4.9%

Medical care cost trend rate:
Trend rate assumed for next year	7.8%	7.8%
Ultimate trend rate	4.0%	4.0%
Year that rate reaches ultimate trend rate	2075	2075

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	3.5%	3.5%

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

Fiscal Year	Amount
2025	$103
2026	72
2027	83
2028	98
2029	113
Thereafter	$665

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

NOTE 6 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 30, 2024, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete benefits related to share-based compensation and stock option activity in fiscal years 2024, 2023 and 2022 were $0.7 million, $0.4 million and $1.4 million, respectively.

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

On the date of each annual meeting of shareholders, the Company’s non-employee directors receive an annual grant of restricted stock units valued at $50,000 that vest after one year.

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

During fiscal year 2024, 38,000 shares of time-vested restricted stock units were granted and 10,000 shares of performance-based restricted stock units were granted.  During fiscal year 2023, 19,000 shares of time-vested restricted stock units were granted and 11,000 shares of performance-based restricted stock units were granted. During fiscal year 2022, 30,000 shares of time-vested restricted stock units were granted and 15,000 shares of performance-based stock units were granted.

The following table summarizes the restricted stock units vested and shares issued during fiscal years 2024, 2023 and 2022 (amounts in thousands, except per unit data):

		Total	Grant Date		Number
		Number	Fair	Target	Of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2018	April 2018 – March 2020	1	$15.65	Time Vested	1	April 2020
April 2017	April 2017 – March 2020	62	$12.90	79%	49	May 2020
July 2020	July 2020	1	$27.08	Time Vested	1	July 2020
September 2019	September 2019 – September 2020	18	$22.77	Time Vested	18	September 2020
October 2018	October 2018 – September 2020	1	$20.81	Time Vested	1	October 2020
January 2021	January 2021	3	$34.68	Time Vested	3	January 2021
May 2018	April 2018 – March 2021	29	$15.30	Time Vested	29	March 2021
April 2018	April 2018 – March 2021	1	$15.65	Time Vested	1	April 2021
May 2018	April 2018 – March 2021	29	$15.30	64%	19	May 2021
September 2020	September 2020 – September 2021	14	$28.52	Time Vested	14	September 2021
October 2018	October 2018 – September 2021	1	$20.81	Time Vested	1	October 2021
April 2019	April 2019 – March 2022	20	$23.50	Time Vested	20	March 2022
April 2019	April 2019 – March 2022	20	$23.50	82%	16	May 2022
July 2022	July 2022	1	$59.33	Time Vested	1	July 2022
September 2021	September 2021 – September 2022	7	$66.09	Time Vested	7	September 2022
September 2022	September 2022	1	$73.30	Time Vested	1	September 2022
October 2018	October 2018 – September 2022	1	$20.81	Time Vested	1	October 2022
April 2020	April 2020 - March 2023	2	$26.25	Time Vested	2	April 2023
July 2020	July 2020 - July 2023	26	$27.08	Time Vested	26	July 2023
September 2020	September 2020 - July 2023	4	$28.54	Time Vested	4	July 2023
September 2020	September 2020 - July 2023	5	$29.76	Time Vested	5	July 2023
September 2022	September 2022 - September 2023	5	$73.80	Time Vested	5	September 2023
September 2020	September 2020 - September 2023	3	$29.76	Time Vested	3	September 2023
October 2018	October 2018 – September 2023	1	$20.81	Time Vested	1	October 2023
June 2021	June 2021 - March 2024	11	$53.17	Time Vested	11	March 2024

The following table summarizes the non-vested restricted stock units outstanding as of March 30, 2024 (amounts in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 30, 2024
October 2018	October 2018 – September 2027	5	$20.81	Time Vested
May 2021	May 2021 – May 2024	1	$54.21	Time Vested
June 2021	June 2021 – March 2024	10	$53.17	136% of target level
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
January 2022	January 2022 – March 2024	1	$90.92	136% of target level
January 2022	January 2022 – January 2025	1	$90.41	Time Vested
March 2022	March 2022 – March 2025	1	$76.31	Time Vested
May 2022	May 2022 - March 2025	11	$63.17	55% of target level
May 2022	May 2022 - March 2025	12	$63.17	Time Vested
August 2022	August 2022 - August 2025	1	$78.04	Time Vested
September 2022	September 2022 – September 2023	5	$73.80	Time Vested
December 2022	December 2022 - December 2025	1	$81.26	Time Vested
December 2022	December 2022 - December 2025	1	$67.48	Time Vested
May 2023	May 2023 – March 2026	10	$89.70	150% of target level
May 2023	May 2023 – March 2026	11	$89.70	Time Vested
May 2023	May 2023 – May 2026	19	$89.70	Time Vested
August 2023	August 2023 – August 2024	6	$90.56	Time Vested
September 2023	September 2023 – September 2024	4	$109.55	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $3.2 million, $2.0 million and $1.6 million in fiscal years 2024, 2023 and 2022, respectively. As of March 30, 2024, unearned compensation, to be recognized over the grants’ respective service periods, totaled $3.5 million based on estimated achievement levels as of March 30, 2024.  If the maximum performance levels were achieved, the unearned compensation could be a maximum of $3.7 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during fiscal years 2024, 2023 and 2022:

	FY 2024	FY 2023	FY 2022
Risk-Free Interest Rate	4.08%	2.65%	1.01%
Volatility Factor	37.27%	37.62%	30.22%
Expected Term (in Years)	6.34	4.58	6.25
Annual Dividend Rate	0.00%	0.00%	0.00%

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

During fiscal year 2024, the Company granted options for 7,000 shares of common stock in the aggregate to Company employees that vest over three years, an option for 10,000 shares of common stock to a Company employee that vests over five years and options for 30,000 shares of common stock (10,000 each) to three Company directors that vest over five years.

During fiscal year 2023, the Company granted options for 46,000 shares of common stock in the aggregate to Company employees that vest over three years and an option for 10,000 shares of common stock to a Company director that vests over five years.

During fiscal year 2022, the Company granted an option for 10,000 shares of common stock each to two Company directors (20,000 shares in the aggregate) that vest over five years, an option for 2,000 shares of common stock each to five employees (10,000 shares in the aggregate) that vests over three years, and an option for 90,000 shares of common stock in the aggregate to employees during an acquisition that vests over five years and an option for 6,000 shares of common stock to a Company employee that vests over three years.

The expense related to all stock option awards was $1.3 million in fiscal year 2024, $1.4 million in fiscal year 2023 and $0.7 million in fiscal year 2022.

The following table summarizes the Company’s options for fiscal years 2024, 2023 and 2022 (amounts in thousands, except per option data):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	Of	Price Per	Term	Intrinsic
	Options	Option	(in Years)	Value
Outstanding as of March 27, 2021	125	$15.47
Granted	131	61.29
Exercised	(85)	12.00
Forfeited	(6)	24.10
Outstanding as of March 26, 2022	165	53.27
Granted	56	62.46
Exercised	(4)	6.19
Forfeited	-	-
Outstanding as of March 25, 2023	217	56.25
Granted	47	94.39
Exercised	(25)	58.44
Forfeited	(5)	68.13
Outstanding as of March 30, 2024	234	63.43	5	$11,095
Exercisable as of March 30, 2024	61	$32.96	5	$4,276

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2024 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 30, 2024. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of March 30, 2024 was $2.4 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised in fiscal years 2024, 2023 and 2022 was $1.3 million, $0.3 million and $5.3 million, respectively. Cash received from the exercise of options in fiscal years 2024, 2023 and 2022 was $1.5 million, $0.1 million and $1.0 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for fiscal years 2024, 2023 and 2022 (dollars in thousands):

	FY 2024	FY 2023	FY 2022
Revenue:
Service	$169,525	$144,883	$122,005
Distribution	89,956	85,686	82,954
Total	259,481	230,569	204,959

Gross Profit:
Service	57,253	46,638	38,921
Distribution	26,553	21,717	19,518
Total	83,806	68,355	58,439

Operating Expenses:
Service (1)	42,210	35,216	28,107
Distribution (1)	21,815	16,891	16,189
Total	64,025	52,107	44,296

Operating Income:
Service	15,043	11,422	10,814
Distribution	4,738	4,826	3,329
Total	19,781	16,248	14,143

Unallocated Amounts:
Interest and Other Expense, net	1,342	2,761	953
Provision for Income Taxes	4,792	2,799	1,810
Total	6,134	5,560	2,763

Net Income	$13,647	$10,688	$11,380

Total Assets:
Service	$134,415	$118,568	$109,472
Distribution	96,602	52,340	46,107
Unallocated	56,535	24,841	22,183
Total	$287,552	$195,749	$177,762

Continued on next page

	FY 2024	FY 2023	FY 2022
Depreciation and Amortization (2):
Service	$9,193	$8,800	$7,543
Distribution	4,284	2,155	2,024
Total	$13,477	$10,955	$9,567

Capital Expenditures:
Service	$6,141	$5,569	$7,885
Distribution	7,139	3,845	2,267
Total	$13,280	$9,414	$10,152

Geographic Data:
Revenues to Unaffiliated Customers (3):
United States (4)	$235,117	$207,143	$187,165
Canada	16,666	16,468	14,623
Other International	7,698	6,958	3,171
Total	$259,481	$230,569	$204,959

Property and Equipment:
United States (4)	$33,507	$24,721	$22,042
Canada	5,415	4,326	4,397
Other International	22	17	-
Total	$38,944	$29,064	$26,439

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Including amortization of catalog costs and intangible assets.
(3)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(4)	United States includes Puerto Rico.

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

Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. As of March 30, 2024, the remaining lease terms on our operating leases range from approximately one year to fifteen years, and include any renewal and/or termination options that are reasonably certain to be exercised by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. The weighted average discount rate for fiscal years 2024, 2023 and 2022 was 4.1%, 3.9% and 4.2%, respectively. The weighted average remaining lease term is approximately eleven years. Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on an as incurred basis and does not record a related lease asset or liability for such leases. Short-term lease expense was immaterial in fiscal years 2024, 2023 and 2022.

The components of lease expense for the current and prior-year comparative periods were as follows (dollars in thousands):

	FY 2024	FY 2023	FY 2022
Operating lease cost	$5,948	$4,730	$3,687
Variable lease cost	666	608	619
Total lease cost	$6,614	$5,338	$4,306

Supplemental cash flow information related to leases was as follows:

	FY 2024	FY 2023	FY 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,954	$2,469	$2,207
Right to Use Assets obtained in exchange for lease liabilities	$4,965	$4,519	$3,874

Total rental expense was approximately $6.6 million, $5.3 million and $4.3 million in fiscal years 2024, 2023 and 2022, respectively. The minimum future annual rental payments under the non-cancelable leases at March 30, 2024 are as follows (in millions):

Fiscal Year	Amount
2025	4.6
2026	3.9
2027	3.6
2028	2.9
2029	2.0
Thereafter	8.5
Total minimum lease payments	25.5
Less: Imputed interest	8.1
Present value of remaining lease payments	17.4

Term Loan:

Effective December 2018, the Company has term loan repayments (principal plus interest) of $0.2 million per month through December 2025. Principal payments relating to the 2018 Term Loan will be $2.3 million in fiscal year 2025 and $1.8 million in fiscal year 2026.

Contingent Consideration:

In connection with the acquisition of NEXA, there were potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals. As of March 25, 2023, the estimated fair value for the earn-out payments was zero.

During fiscal year 2024, the Company entered into an Amendment to the Share Purchase Agreement (the “First Amendment”). Pursuant to the First Amendment, the potential earn-out payments would have been up to $7.1 million for the Earn-Out years of calendar year 2023, 2024 and 2025 based upon NEXA achieving certain EBITDA goals. If achieved, the earn-out payments would be made in shares of common stock unless certain criteria is met for cash payment. Subsequent to fiscal year 2024, the Company entered into an Amendment to the Share Purchase Agreement (the “Second Amendment”). Pursuant to the Second Amendment, the Company agreed to pay approximately $0.5 million for the Earn-Out year of calendar year 2023 and removed the entitlement for any future earn-out payments. As of March 30, 2024, the estimated fair value of the 2023 earn-out payment was approximately $0.5 million. As of March 30, 2024, the estimated fair value of the 2024 and 2025 earn-out payments was zero. See Note 9.

NOTE 9 – BUSINESS ACQUISITIONS

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

The total purchase price for Axiom was approximately $38.7 million and was paid with $10.0 million in cash and the issuance of our common stock valued at $28.6 million. Pursuant to the asset purchase agreement, the Company held back approximately $3.9 million of the purchase price for certain potential post-closing adjustments.

The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Axiom's assets and liabilities acquired on August 8, 2023 (in thousands):

Goodwill	$26,758
Intangible Assets – Customer Base & Contracts	7,900
34,658
Plus: Cash	161
Accounts Receivable	925
Inventory	1,796
Other Current Assets	40
Property and Equipment	4,965
Less: Current Liabilities	(579)
Deferred Tax Liability	(3,242)
Total Purchase Price	$38,724

From the date of acquisition through the end of fiscal year 2024, Axiom has contributed revenue of $7.2 million and operating income of $0.7 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of SteriQual's assets and liabilities acquired on July 12, 2023 (in thousands):

Goodwill	$2,175
Intangible Assets – Customer Base & Contracts	1,062
Intangible Assets – Covenant Not to Compete	392
Intangible Assets – Sales Backlog	95
3,724
Plus: Accounts Receivable	666
Less: Current Liabilities	(211)
Deferred Tax Liability	(395)
Total Purchase Price	$3,784

From the date of acquisition through the end of fiscal year 2024, SteriQual has contributed revenue of $2.6 million and operating income of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for TIC-MS was approximately $9.7 million and was paid with $2.9 million in cash, including $0.5 million placed in escrow for contingent consideration, certain post-closing adjustments and indemnification claims, if any, and the issuance of 77,387 shares of our common stock valued at $6.9 million. Pursuant to the asset purchase agreement, the purchase price was be subject to reduction by up to $0.5 million if a key customer relationship was not retained through March 27, 2024. As of March 30, 2024, we continued to retain this key customer relationship. As a result, there has not been a receivable recognized relating to the $0.5 million contingent consideration.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of TIC-MS's assets and liabilities acquired on March 27, 2023 (in thousands):

Goodwill	$7,218
Intangible Assets – Customer Base & Contracts	2,303
Intangible Assets – Covenant Not to Compete	132
9,653
Plus: Accounts Receivable	502
Property and Equipment	356
Less: Current Liabilities	(124)
Deferred Tax Liability	(712)
Total Purchase Price	$9,675

From the date of acquisition through the end of fiscal year 2024, TIC-MS has contributed revenue of $3.2 million and operating income of $1.3 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for the assets of Elite was approximately $0.9 million, of which $0.8 million was paid in cash. Pursuant to the asset purchase agreement, the Company held back $0.1 million of the purchase price for certain potential post-closing adjustments.  As of March 30, 2024, no amounts have been paid.  The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Elite’s assets and liabilities acquired on February 2, 2023 (in thousands):

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

The total purchase price paid for Complete Calibrations was approximately $1.2 million in cash.  In connection with this transaction, the Company also entered into a Technology License Agreement with Calibration Robots Limited, an Irish company and related party to Complete Calibrations, for the use of their proprietary robotics in completing calibrations.  The Technology License Agreement includes transactional royalties in the amount of 3 Euros ($3.19) per calibration performed by technology covered under this license agreement, with a royalty term of up to ten years commencing from the earlier of (i) the date on which cumulative revenue earned from technology covered under this license agreement equals 0.75 million Euros ($0.80 million), and (ii) March 28, 2024.  In addition to the transactional royalties, as long as a key employee is employed by the Company, there is an annual royalty fee of 0.1 million Euros ($0.11 million).  For purposes of this paragraph, we used a conversion rate of 1.0851 to convert Euro to U.S. dollar as of March 30, 2024.  As of March 30, 2024, the key employee is still employed by the Company.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Complete Calibrations’ assets and liabilities acquired on September 28, 2022 (in thousands):

Goodwill	$1,123
Plus: Cash	10
Inventory	44
Total Purchase Price	$1,177

During fiscal year 2024, Complete Calibrations has contributed revenue of $0.4 million and operating loss of less than $0.1 million.

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

The total purchase price paid for the assets of e2b was approximately $3.1 million in cash.  Pursuant to the asset purchase agreement, the Company held back $0.9 million of the purchase price in escrow for certain potential post-closing adjustments.  During the third quarter of fiscal year 2023, $0.6 million of the escrow was released to the sellers.  During the third quarter of fiscal year 2024, $0.3 million was released to the sellers. As of March 30, 2024, there is no money remaining in escrow.

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

During fiscal year 2024, e2b has contributed revenue of $3.1 million and operating income of $0.4 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During fiscal year 2024, Alliance has contributed revenue of $2.4 million and operating income of $0.7 million, which includes the negative impact of amortization of the acquired intangible assets.

NEXA: Effective August 31, 2021, Transcat purchased all of the outstanding capital stock of Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management), an Irish company, which owns all of the issued and outstanding capital stock of its U.S.-based subsidiary, Cal OpEx Inc., a Delaware corporation (collectively, “NEXA”). On September 11, 2023, the Company entered into the first amendment (the “First Amendment”) to a Share Purchase Agreement dated August 31, 2021 (the “Purchase Agreement”) with John Cummins and Ross Lane (the “Sellers”) associated with the Company’s purchase of all of the outstanding capital stock of NEXA. As described below, the First Amendment changed the conditions necessary for the Sellers to receive potential earn-out payments, changes the lines of business included in the calculation of earnings before income taxes, depreciation and amortization (“EBITDA”), and changes the outside due date of any potential earn-out payments. On May 20, 2024, the Company entered into the second amendment to the Purchase Agreement (the “Second Amendment”). As described below, the Second Amendment removed the entitlement for future earn-out payments.

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

Pursuant to the First Amendment, the Sellers were entitled to potential earn-out payments in an aggregate amount of up to $7.1 million for the remaining Earn-Out Years (2023, 2024 and 2025) if NEXA’s consolidated EBITDA, as defined in the Amendment, equaled or exceeded 70% of the target EBITDA specified in the Amendment for a given earn-out year. Pursuant to the First Amendment, the definition of EBITDA was revised to include EBITDA from the Commissioning, Qualification and Validation business ("CQV") and incremental EBITDA from the SteriQual, Inc. business. The maximum earn-out payment would have been received if NEXA’s consolidated EBITDA equaled or exceeded 150% of the target EBITDA specified in the First Amendment. The earn-out payments, if any, would be paid in shares of common stock, calculated using the volume-weighted average closing price of the common stock for 30 consecutive trading days ending on the trading day that is two days prior to the date the earn-out payment is to be paid (“VWAP”). If the VWAP is less than $45.07 per share, then the Company may pay the earn-out payment in cash in lieu of shares of common stock.

As of March 25, 2023, the estimated fair value for the total earn-out obligations under the original Purchase Agreement, classified as Level 3 in the fair value hierarchy, was zero.

After entering into the First Amendment during the third quarter of fiscal year 2024, the Company revalued the earn-out obligations.  As of September 23, 2023, the estimated fair value for the total earn-out obligations under the First Amendment, classified as Level 3 in the fair value hierarchy, was approximately $2.8 million. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 9.00%, 2) risk-free interest rate of 5.00%, 3) asset volatility of 25.00%, and 4) forecasted revenue and EBITDA. The Company recognized a non-cash expense of $2.8 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended  September 23, 2023.

As of December 23, 2023, the estimated fair value of the total earn-out obligations under the First Amendment was approximately $2.9 million.  The change in accrual is due to the actual results of the 2023 calendar Earn-Out Year and the accretion of the 2024 and 2025 Earn-Out Years.  As a result, the Company recognized a non-cash expense of $0.1 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended December 23, 2023.

After reviewing the fiscal year 2025 budget and revised revenue and EBITDA forecasts for the remainder of calendar 2025, during the fourth quarter of fiscal year 2024, the Company revalued the earn-out obligations. As of March 30, 2024, the estimated fair value for the total earn-out obligations under the First Amendment, classified as Level 3 in the fair value hierarchy, was zero. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 12.00%, 2) risk-free interest rate of 4.70%, 3) asset volatility of 22.50%, and 4) forecasted revenue and EBITDA. The Company recognized a non-cash gain of approximately $2.4 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended March 30, 2024. As of March 30, 2024, the 2023 calendar Earn-Out Year was $0.5 million. This will be paid during the first quarter of fiscal year 2025.

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

Pursuant to the Second Amendment, the Company agreed to pay approximately $0.5 million for the 2023 Earn-Out Year and removed the entitlement for any future earn-out payments.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Axiom, SteriQual, TIC-MS, Elite, Complete Calibrations, e2b and Alliance had occurred at the beginning of fiscal year 2022. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Fiscal Year Ended
	March 30,	March 25,	March 26,
(in thousands except per share information)	2024	2023	2022

Total Revenue	$263,554	$252,835	$225,281
Net Income	$14,254	$11,568	$12,242
Basic Earnings Per Share	$1.73	$1.53	$1.63
Diluted Earnings Per Share	$1.71	$1.51	$1.61

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of March 30, 2024, $0.5 million of contingent consideration and $2.6 million of other holdback amounts were unpaid and are reflected in current liabilities on the Consolidated Balance Sheets and $1.6 million of other holdback amounts unpaid are reflected in other liabilities on the Consolidated Balance Sheets. During fiscal year 2024, $0.8 million of holdback amounts were paid.  During fiscal years 2023 and 2022, no contingent consideration or other holdback amounts were paid.

During fiscal years 2024, 2023 and 2022, acquisition costs of $1.2 million, $0.2 million and $0.9 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 10 – SHAREHOLDERS' EQUITY

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

During fiscal years 2024, 2023 and 2022, the Company repurchased and subsequently retired less than 0.1 million shares, less than 0.1 million shares and 0.1 million shares, respectively, of its common stock. The Company allows its employees the option of satisfying the employee tax withholding obligations with either cash or a net share repurchase. The repurchase of shares was for the net awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity, totaling $4.9 million in fiscal year 2024, $0.4 million in fiscal year 2023 and $6.7 million in fiscal year 2022.  There were no stock option redemptions during fiscal year 2024, fiscal year 2023 or fiscal year 2022.

NOTE 11 – SUBSEQUENT EVENT

Effective  April 15, 2024, the Company acquired Becnel Rental Tools, LLC, a privately-held Louisiana limited liability company (“Becnel”), pursuant to an Agreement and Plan of Merger (the “Agreement”), by and among the Company, Becnel and the other parties thereto. Becnel is an ISO 9001:2015 certified provider of rental tools and services primarily utilized in the decommissioning and maintenance of oil wells. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s rental capabilities.

Pursuant to the Agreement, the Company acquired Becnel for approximately $50.8 million, consisting of a combination of (i) $17.5 million in cash and (ii) approximately $33.3 million of common stock, or 301,707 shares of common stock. Of the acquisition consideration, approximately $1.5 million in cash and approximately $1.0 million in shares of common stock, or 9,283 shares, are subject to certain customary holdback provisions.

The purchase price allocation has not been finalized, due to the timing of the acquisition and the filing date of this Annual Report on Form 10-K. Therefore, the allocation of the purchase price to the assets acquired and liabilities assumed, including values to be recognized for goodwill and other intangible assets, will be disclosed in the Quarterly Report on Form 10-Q for the fiscal quarter ending June 29, 2024. The pro forma results of operations from the Becnel acquisition will be disclosed in the Quarterly Report on Form 10-Q for the fiscal quarter ending June 29, 2024. The goodwill related to Becnel is not expected to be deductible for income tax purposes. The goodwill and intangible assets relating to the Becnel acquisition will be allocated to the Distribution segment.

On May 20, 2024, the Company entered into the Second Amendment to the Purchase Agreement relating to the purchase of all of the outstanding capital stock of NEXA to amend the earn-out terms under the Purchase Agreement. See Note 9 for further information on the Second Amendment.

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

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2024 Annual Meeting of Shareholders under the headings "Proposal One: Election of Directors," "Corporate Governance," “Delinquent Section 16(a) Reports” and "Executive Officers and Senior Management," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2024 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2024 Annual Meeting of Shareholders under the headings "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Report," "CEO Pay Ratio," and "Pay Versus Performance," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2024 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2024 Annual Meeting of Shareholders under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2024 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 30, 2024:

Equity Compensation Plan Information

(In Thousands, Except Per Share Amounts)

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of		compensation plans
	outstanding options	Weighted-average	(excluding
	and restricted stock	exercise price of	securities reflected
Plan category	units	outstanding options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	328 (1)	$63.43 (2)	685 (3)
Equity compensation plans not approved by security holders	-	-	-
Total	328 (1)	$63.43 (2)	685 (3)

(1)

Includes time-vested restricted stock units and performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Plan and 2021 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which do not have an exercise price.
(3)	There are 106 shares available for grant pursuant to our ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2024 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2024 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2024 Annual Meeting of Shareholders under the heading “Proposal Three: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 30, 2024 fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Exhibits.

Index to Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

^	2.1	Agreement and Plan of Merger, dated August 8, 2023, by and among Transcat, Inc., Axiom Test Equipment, LLC, and the other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023.

*^	2.2	Agreement and Plan of Merger, dated April 15, 2024, by and among Transcat, Inc., Becnel Rental Tools, LLC, and the other parties thereto.

(3)	Articles of Incorporation and Bylaws

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

#	10.14	Form of Award Notice for Non-Qualified Stock Options granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022.

^	10.15

Second Amended and Restated Credit Facility Agreement, dated as of July 7, 2021, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021.

	10.16	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

	10.17	Lease Agreement between AK Leasehold I, LLC and Transcat, Inc. dated May 21, 2019, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2019.

#	10.18

Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.19	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

#	10.20	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended, is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.21

Agreement for Severance Upon Change in Control between Transcat, Inc. and Lee D. Rudow dated as of May 7, 2012 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012.

^	10.22

Share Purchase Agreement, dated August 31, 2021, by and among Transcat, Inc., John Cummins and Ross Lane is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021.

^	10.23	Amendment to Share Purchase Agreement dated August 31, 2021 by and among Transcat, Inc., John Cummins and Ross Lane, dated September 11, 2023 is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2023.

	10.24

Registration Rights Agreement, dated August 31, 2021, by and among Transcat, Inc., John Cummins and Ross Lane is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021.

	10.25	Registration Rights Agreement, dated August 8, 2023, by and among Transcat, Inc., Gary F. Shilts, trustee of the Shilts Family 2008 Trust, dated 5/6/2008, Joshua Shilts, Shannon Johnson, trustee of the Shannon and Gloria Johnson Living Trust, and Lavon M. Parrish is incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023.

*^	10.26	Registration Rights Agreement, dated April 15, 2024, by and among Transcat, Inc., Jason Becnel, Mark Becnel, and the other parties thereto.

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries

(23)	Consents of experts and counsel

*	23.1	Consent of Freed Maxick CPAs, P.C.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

**	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	Policy relating to recovery of erroneously awarded compensation

*	97.1	Transcat, Inc. Policy on Recoupment of Incentive Compensation

(101)	Interactive Data File

*	101.INS Inline XBRL Instance Document

*	101.SCH Inline XBRL Taxonomy Extension Schema Document

*	101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Furnished with this report.
#	Management contract or compensatory plan or arrangement.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: May 28, 2024	/s/ Lee D. Rudow
By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

May 28, 2024	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

May 28, 2024	/s/ Thomas L. Barbato	Senior Vice President of Finance and
	Thomas L. Barbato	Chief Financial Officer
(Principal Financial Officer)

May 28, 2024	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

May 28, 2024	/s/ Gary J. Haseley	Chairman of the Board of Directors
Gary J. Haseley

May 28, 2024	/s/ Craig D. Cairns	Director
Craig D. Cairns

May 28, 2024	/s/ Dawn DePerrior	Director
Dawn DePerrior

May 28, 2024	/s/ Oksana Dominach	Director
Oksana Dominach

May 28, 2024	/s/ Christopher Gillette	Director
Christopher Gillette

May 28, 2024	/s/ Charles P. Hadeed	Director
Charles P. Hadeed

May 28, 2024	/s/ Mbago M. Kaniki	Director
Mbago M. Kaniki

May 28, 2024	/s/ Cynthia Langston	Director
Cynthia Langston

May 28, 2024	/s/ Robert L. Mecca	Director
Robert L. Mecca