Form 10-Q
period 2024-06-29
TRANSCAT INC
filed 2024-08-07
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 29, 2024

or

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes No ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of July 31, 2024 was 9,145,144.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 29,	June 24,
	2024	2023

Service Revenue	$43,778	$39,853
Distribution Sales	22,929	20,745
Total Revenue	66,707	60,598

Cost of Service Revenue	28,895	26,882
Cost of Distribution Sales	15,157	15,006
Total Cost of Revenue	44,052	41,888

Gross Profit	22,655	18,710

Selling, Marketing and Warehouse Expenses	7,801	6,469
General and Administrative Expenses	9,755	7,601
Total Operating Expenses	17,556	14,070

Operating Income	5,099	4,640

Interest Expense	52	814
Interest Income	(312)	-
Other Expense	131	64
Total Interest and Other, net	(129)	878

Income Before Provision For Income Taxes	5,228	3,762
Provision for Income Taxes	820	813

Net Income	$4,408	$2,949

Basic Earnings Per Share	$0.49	$0.39
Average Shares Outstanding	9,064	7,622

Diluted Earnings Per Share	$0.48	$0.38
Average Shares Outstanding	9,196	7,762

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 29,	June 24,
	2024	2023
Net Income	$4,408	$2,949

Other Comprehensive (Loss) / Income :
Currency Translation Adjustment	(161)	476
Other, net of tax effects of $2 and $2 for the first quarter ended June 29, 2024 and June 24, 2023, respectively	6	6
Total Other Comprehensive (Loss) / Income	(155)	482

Comprehensive Income	$4,253	$3,431

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	June 29,	March 30,
	2024	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,657	$19,646
Marketable Securities	-	$15,533
Accounts Receivable, less allowance for credit losses of $492 and $544 as of June 29, 2024 and March 30, 2024, respectively	48,156	47,779
Other Receivables	242	506
Inventory, net	18,128	17,418
Prepaid Expenses and Other Current Assets	5,070	4,276
Total Current Assets	94,253	105,158
Property and Equipment, net	45,954	38,944
Goodwill	138,146	105,585
Intangible Assets, net	26,254	19,987
Right to Use Assets, net	17,996	16,823
Other Assets	1,049	1,055
Total Assets	$323,652	$287,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,076	$11,495
Accrued Compensation and Other Current Liabilities	12,677	16,739
Income Taxes Payable	3,687	2,926
Current Portion of Long-Term Debt	2,362	2,339
Total Current Liabilities	31,802	33,499
Long-Term Debt	1,218	1,817
Deferred Tax Liabilities, net	9,287	9,291
Lease Liabilities	15,400	14,873
Other Liabilities	3,657	2,903
Total Liabilities	61,364	62,383

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,144,731 and 8,839,299 shares issued and outstanding as of June 29, 2024 and March 30, 2024, respectively	4,572	4,420
Capital in Excess of Par Value	175,299	141,624
Accumulated Other Comprehensive Loss	(1,104)	(949)
Retained Earnings	83,521	80,074
Total Shareholders' Equity	262,288	225,169
Total Liabilities and Shareholders' Equity	$323,652	$287,552

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Three Months Ended
	June 29,	June 24,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$4,408	$2,949
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gain)/Loss on Disposal of Property and Equipment	(4)	8
Deferred Income Taxes	(4)	44
Depreciation and Amortization	4,113	2,790
(Recovery of)/Provision for Accounts Receivable and Inventory Reserves	(89)	138
Stock-Based Compensation Expense	697	930
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	2,814	3,115
Inventory	(235)	1,950
Prepaid Expenses and Other Current Assets	(687)	531
Accounts Payable	1,425	(4,315)
Accrued Compensation and Other Current Liabilities	(4,273)	(1,203)
Income Taxes Payable	759	599
Net Cash Provided by Operating Activities	8,924	7,536

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(3,674)	(2,767)
Business Acquisitions, net of cash acquired	(15,953)	(2,869)
Sales of Marketable Securities	15,533	-
Net Cash Used in Investing Activities	(4,094)	(5,636)

Cash Flows from Financing Activities:
Repayment of Revolving Credit Facility, net	-	(204)
Repayments of Term Loan	(576)	(553)
Issuance of Common Stock, net of direct costs	260	199
Repurchase of Common Stock	(1,619)	(301)
Net Cash Used in Financing Activities	(1,935)	(859)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	116	(423)

Net Increase in Cash and Cash Equivalents	3,011	618
Cash and Cash Equivalents at Beginning of Period	19,646	1,531
Cash and Cash Equivalents at End of Period	$22,657	$2,149

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$259	$816
Income Taxes, net	$63	$107
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$32,781	$6,831
Assets acquired and liabilities assumed in business combinations:
Accrued holdback and contingent consideration related to acquisitions	$1,250	$-
Contingent consideration treated as equity related to acquisitions	$750	$-
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$410	$230

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 25, 2023	7,562	$3,781	$27,886	$(1,200)	$69,163	$99,630
Issuance of Common Stock	82	42	6,988	-	-	7,030
Repurchase of Common Stock	(3)	(2)	(86)	-	(213)	(301)
Stock-Based Compensation	2	1	929	-	-	930
Other Comprehensive Income	-	-	-	482	-	482
Net Income	-	-	-	-	2,949	2,949
Balance as of June 24, 2023	7,643	$3,822	$35,717	$(718)	$71,899	$110,720

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 30, 2024	8,839	$4,420	$141,624	$(949)	$80,074	$225,169
Issuance of Common Stock	302	151	32,888	-	-	33,039
Contingent Consideration Classified as Equity	-	-	750	-	-	750
Repurchase of Common Stock	(13)	(7)	(652)	-	(961)	(1,620)
Stock-Based Compensation	16	8	689	-	-	697
Other Comprehensive Loss	-	-	-	(155)	-	(155)
Net Income	-	-	-	-	4,408	4,408
Balance as of June 29, 2024	9,144	$4,572	$175,299	$(1,104)	$83,521	$262,288

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat,” “we,” “us,” “our” or the “Company”) is a leading provider of accredited calibration services, cost control and optimization services, and distribution and rental of value-added professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

Basis of Presentation: Transcat’s unaudited Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended  March 30, 2024 (“fiscal year 2024”) contained in the Company’s Annual Report on Form 10-K for fiscal year 2024 filed with the SEC.

Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for credit losses and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of intangible assets, fair value of the goodwill reporting units, and the valuation of assets acquired, liabilities assumed and consideration transferred in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

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

Under Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include general payment terms that are between net 30 and 90 days.

Revenue recognized from prior period performance obligations for the first quarter of the fiscal year ending March 29, 2025 (“fiscal year 2025”) was immaterial. As of June 29, 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of June 29, 2024 and March 30, 2024 were immaterial. See Note 4 for disaggregated revenue information.

	% of Total Net Sales
	June 29,	June 24,
	2024	2023
Point-in-Time	85.6%	90.7%
Over Time - Output Method	14.4%	9.3%
Total	100.0%	100.0%

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At each of June 29, 2024 and March 30, 2024, investment assets totaled $0.1 million, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of fiscal year 2025 and fiscal year 2024, the Company recorded non-cash stock-based compensation cost of $0.7 million and $0.9 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency was a net loss of $0.1 million for each of the first quarter of fiscal year 2025 and fiscal year 2024. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million during each of the first quarter of fiscal years 2025 and 2024, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 29, 2024, the Company had a foreign exchange contract, which matured in July 2024, outstanding in the notional amount of $1.8 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of each of fiscal years 2025 and 2024, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	First Quarter Ended
	June 29,	June 24,
	2024	2023
Average Shares Outstanding – Basic	9,064	7,622
Effect of Dilutive Common Stock Equivalents	132	140
Average Shares Outstanding – Diluted	9,196	7,762
Anti-dilutive Common Stock Equivalents	35	57

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

Intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The allocation of goodwill and intangible assets by segment for the fiscal year 2025 additions are preliminary.  A summary of changes in the Company’s goodwill and intangible assets is as follows (amounts in thousands):

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 30, 2024	$38,216	$67,369	$105,585	$6,993	$12,994	$19,987
Additions	21,746	10,876	32,622	5,360	2,680	8,040
Amortization	-	-	-	(665)	(1,108)	(1,773)
Currency Translation Adjustment	-	(61)	(61)	-	-	-
Net Book Value as of June 29, 2024	$59,962	$78,184	$138,146	$11,688	$14,566	$26,254

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	June 29,	March 30,
	2024	2024
Current Liabilities:
Accrued Payroll and Employee Benefits	$4,074	$5,508
Accrued Incentives	986	4,182
Current Portion of Lease Liabilities	3,177	2,510
Accrued Acquisition Holdbacks	3,216	2,577
Accrued Sales Tax	727	813
Accrued Contingent Consideration	-	529
Other Current Liabilities	497	620
Accrued Compensation and Other Current Liabilities	$12,677	$16,739

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,130	$1,134
Accrued Acquisition Holdbacks	1,647	1,647
Accrued Contingent Consideration	750	-
Other Non-Current Liabilities	130	122
Other Liabilities	$3,657	$2,903

Recent Accounting Guidance Not Yet Adopted:  In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280).  The ASU requires disclosures, on an annual and interim basis, of significant segment expenses and other segment items that are regularly provided to the Chief Operating Decision Maker ("CODM") as well as the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning in fiscal 2025 with early adoption permitted.  The adoption of this ASU is expected to impact the Company's financial statement disclosures but have no material impact on our results of operations, cash flows or financial condition.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid.  ASU 2023-09 is effective for annual periods beginning in fiscal 2026, with early adoption permitted.  The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

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

As of June 29, 2024, $80.0 million was available for borrowing under the revolving credit facility.  As of June 29, 2024, there were no amounts outstanding under the revolving credit facility.

As of June 29, 2024, $3.6 million was outstanding on the 2018 Term Loan, of which $2.4 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total amortizing repayments (principal plus interest) of $0.2 million per month through its maturity date in December 2025.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first quarter of fiscal year 2025 was 7.1%.  Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio from exceeding 3.00 to 1.00. The Company was in compliance with all loan covenants and requirements during the first three months of fiscal year 2025. The Company's leverage ratio, as defined in the Credit Agreement, was 0.08 at June 29, 2024, compared with 0.10 at March 30, 2024.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At June 29, 2024, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first quarter of fiscal year 2025 and fiscal year 2024 were $0.6 million and $0.1 million, respectively.

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

The following table summarizes the non-vested restricted stock units outstanding as of June 29, 2024 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	June 29, 2024
October 2018	October 2018 – September 2028	5	$20.81	Time Vested
September 2021	September 2021 – September 2024	4	$67.76	Time Vested
March 2022	March 2022 – March 2025	1	$76.31	Time Vested
May 2022	May 2022 – March 2025	8	$63.17	55% of target level
May 2022	May 2022 – March 2025	9	$63.17	Time Vested
August 2022	August 2022 – August 2025	1	$78.04	Time Vested
December 2022	December 2022 – December 2025	1	$67.48	Time Vested
May 2023	May 2023 – March 2026	8	$89.70	150% of target level
May 2023	May 2023 – March 2026	8	$89.70	Time Vested
May 2023	May 2023 – May 2026	13	$89.70	Time Vested
August 2023	August 2023 – August 2024	6	$90.56	Time Vested
September 2023	September 2023 – September 2024	4	$109.55	Time Vested
April 2024	April 2024 - April 2027	2	$107.13	Time Vested
April 2024	April 2024 - April 2027	1	$108.04	Time Vested
May 2024	May 2024 - May 2027	1	$119.45	Time Vested
May 2024	May 2024 - May 2027	1	$124.12	Time Vested
May 2024	May 2024 - March 2027	9	$124.12	100% of target level
May 2024	May 2024 - March 2027	10	$124.12	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.3 million and $0.6 million in the first quarter of fiscal year 2025 and fiscal year 2024, respectively. As of June 29, 2024, unearned compensation, to be recognized over the grants’ respective service periods, totaled $4.8 million based on estimated achievement levels as of June 29, 2024.  If the maximum performance levels were achieved, the unearned compensation could be a maximum of $5.8 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first quarter of fiscal year 2025 and fiscal year 2024:

	First Quarter Ended
	June 29,	June 24,
	2024	2023

Risk-Free Interest Rate	4.74%	3.43%
Volatility Factor	41.41%	37.16%
Expected Term (in Years)	4.00	6.19
Annual Dividend Rate	0.00%	0.00%

We calculate expected volatility for stock options by taking an average of historical volatility over the expected term. The computation of expected term was determined based on safe harbor rules, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. We assume no expected dividends. Under FASB ASC Topic 718, Compensation – Stock Compensation, the Company has elected to account for forfeitures as they occur.

During the first quarter of fiscal year 2025, the Company granted options for 4,000 shares of common stock in the aggregate to Company employees that vest over three years.

During the first quarter of fiscal year 2024, the Company granted options for 6,000 shares of common stock in the aggregate to Company employees that vest over three years and an option for 10,000 shares of common stock to a Company director that vests over five years.

The expense related to all stock option awards was $0.4 million in the first three months of fiscal year 2025 and $0.3 million in the first three months of fiscal year 2024.

The following table summarizes the Company’s options as of and for the first quarter ended June 29, 2024 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 30, 2024	234	$63.43
Granted	4	$108.04
Exercised	(4)	$24.30
Forfeited	(12)	$52.64
Outstanding as of June 29, 2024	222	$64.91	5	$12,159
Exercisable as of June 29, 2024	63	$36.21	5	$4,750

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2025 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 29, 2024. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of June 29, 2024 was $2.3 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first quarter of fiscal year 2025 was $0.4 million and during the first quarter of fiscal year 2024 was $0.2 million. Cash received from the exercise of options in each of the first quarter of fiscal year 2025 and fiscal year 2024 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for the first quarter of fiscal year 2025 and fiscal year 2024 (dollars in thousands):

	First Quarter Ended
	June 29,	June 24,
	2024	2023
Revenue:
Service	$43,778	$39,853
Distribution	22,929	20,745
Total	66,707	60,598

Gross Profit:
Service	14,883	12,971
Distribution	7,772	5,739
Total	22,655	18,710

Operating Expenses:
Service (1)	10,793	9,779
Distribution (1)	6,763	4,291
Total	17,556	14,070

Operating Income:
Service	4,090	3,192
Distribution	1,009	1,448
Total	5,099	4,640

Unallocated Amounts:
Interest and Other (Income)/Expense, net	(129)	878
Provision for Income Taxes	820	813
Total	691	1,691

Net Income	$4,408	$2,949

Geographic Data:
Revenues to Unaffiliated Customers (2)
United States (3)	$60,741	$54,257
Canada	4,472	4,247
Other International	1,494	2,094
Total	$66,707	$60,598

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(3)	United States includes Puerto Rico.

NOTE 5 – BUSINESS ACQUISITIONS

Becnel:  Effective  April 15, 2024, the Company acquired Becnel Rental Tools, LLC, a privately-held Louisiana limited liability company (“Becnel”), pursuant to an Agreement and Plan of Merger (the “Becnel agreement”), by and among the Company, Becnel and the other parties thereto. Becnel is an ISO 9001:2015 certified provider of rental tools and services primarily utilized in the decommissioning and maintenance of oil wells. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service and rental capabilities.

The  Becnel goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. The goodwill and intangible assets relating to the Becnel acquisition have preliminarily been allocated to both the Service and Distribution segment. Intangible assets related to the Becnel acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to eleven years and are deductible for tax purposes. Amortization of goodwill related to the Becnel acquisition is deductible for income tax purposes.

The total purchase price for Becnel was approximately $49.9 million and will be up to $17.5 million in cash and the issuance of our common stock valued at $32.3 million. Pursuant to the Becnel agreement, the Company held back approximately $2.5 million of the purchase price for certain potential post-closing adjustments.  This includes $0.5 million withheld for ordinary post-closing adjustments and $2.0 million withheld that is subject to revenue target achievement.

Pursuant to the Becnel agreement, the purchase price is subject to reduction by $2.0 million if certain revenue targets are not met through April 15, 2026.  As of April 15, 2024 and June 29, 2024, the estimated fair value of this contingent consideration, classified as Level 3 in the fair value hierarchy, was approximately $1.5 million. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 11.00%, 2) risk-free interest rate of 5.00%, 3) asset volatility of 30.00%, and 4) forecasted revenue.  50% of this contingent consideration is payable in cash and 50% of this contingent consideration is payable in 9,283 shares of Transcat common stock.  The cash portion of the contingent consideration is classified as a liability and is recorded in other liabilities in the Consolidated Balance Sheets.  The stock portion of the contingent consideration is classified as equity and is recorded in shareholders equity in the Consolidated Balance Sheets.  The contingent consideration payout will either be $0 or $2.0 million depending on the revenue target achievement.

This cash portion of the contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the cash portion of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. Due to the uncertainty with utilizing these significant unobservable inputs for this Level 3 fair value measurement, materially higher or lower fair value measurements may be recognized at subsequent remeasurement periods.  The stock portion of the contingent consideration is remeasured quarterly.  If, as a result of the measurement, the value of the stock portion of the contingent consideration changes. any changes will be included in the Consolidated Balance Sheets as a component of shareholders equity.

The purchase price allocation is subject to revision based upon our final review of tangible and intangible asset valuation assumptions, working capital adjustments, assets acquired, liabilities assumed and consideration transferred. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Becnel's assets and liabilities acquired on April 15, 2024 (in thousands):

Goodwill		$32,659
Intangible Assets – Customer Base & Contracts		7,200
Intangible Assets – Trademarks and Tradenames		840
		40,699

Plus:	Cash	197
	Accounts Receivable	3,041
	Property and Equipment	6,122
	Other Current Assets	95
Less:	Current Liabilities	(253)
Total Purchase Price		$49,901

From the date of acquisition through the end of the first quarter of fiscal year 2025, Becnel has contributed revenue of $2.7 million and operating income of $0.6 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first quarter of fiscal year 2025, Axiom has contributed revenue of $2.6 million and operating income of $0.4 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first quarter of fiscal year 2025, SteriQual has contributed revenue of $0.5 million and operating loss of less than $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for TIC-MS was approximately $9.7 million and was paid with $2.9 million in cash, including $0.5 million placed in escrow for contingent consideration, certain post-closing adjustments and indemnification claims, if any, and the issuance of 77,387 shares of our common stock valued at $6.9 million. Pursuant to the asset purchase agreement, the purchase price was subject to reduction by up to $0.5 million if a key customer relationship is not retained through March 27, 2024.  This key customer relationship was retained and, in the first quarter of fiscal year 2025 the $0.5 million in escrow was released and paid.

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

During the first quarter of fiscal year 2025, TIC-MS has contributed revenue of $0.9 million and operating income of $0.4 million, which includes the negative impact of amortization of the acquired intangible assets.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Becnel, Axiom, SteriQual and TIC-MS had occurred at the beginning of fiscal year 2024. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	First Quarter Ended
(in thousands except per share information)	June 29, 2024	June 24, 2023

Total Revenue	$66,727	$68,374
Net Income	$4,420	$3,790
Basic Earnings Per Share	$0.49	$0.50
Diluted Earnings Per Share	$0.48	$0.49

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of June 29, 2024, $3.2 million of other holdback amounts unpaid are reflected in current liabilities on the Consolidated Balance Sheets and $0.8 million of contingent consideration and $1.6 million of other holdback amounts unpaid are reflected in other liabilities on the Consolidated Balance Sheets. During the first quarter of fiscal year 2025, $0.5 million was paid to settle the earn-out obligation due to Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management)(“NEXA”) for calendar 2023.  This amount was paid in 4,320 shares of Transcat common stock. During the first quarter of fiscal year 2024, no contingent consideration and $0.3 million of other holdback amounts were paid.

During the first quarter of fiscal year 2025 and fiscal year 2024, acquisition costs of $0.4 million and $0.2 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipate,” “believes,” “estimates,” “expects,” “potential,” “outlook,” “seek,” “strategy,” “target,” “could,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts and changes in interest rates, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated and industrial manufacturing industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and trade relations, our ability to successfully complete and integrate business acquisitions, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, competition in the rental market, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays or disruptions, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to our intellectual property, geopolitical events, adverse weather events or other catastrophes, natural disasters or widespread public health crises, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 30, 2024. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

RESULTS OF OPERATIONS

Executive Summary

During our first quarter of fiscal year 2025, we had consolidated revenue of $66.7 million. This represented an increase of $6.1 million or 10.1% versus the first quarter of fiscal year 2024. This increase was primarily due to acquisitions, strong demand in our Service segment’s highly-regulated end markets and increased rental sales, which includes incremental revenue from acquisitions.  See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.

Our first quarter of fiscal year 2025 gross profit was $22.7 million. This was an increase of $3.9 million or 21.1% versus the first quarter of fiscal year 2024. In addition, consolidated gross margin was 34.0%, an increase of 310 basis points versus the first quarter of fiscal year 2024. This increase was largely the result of operating leverage on our fixed costs, increased technician productivity and accretive gross margins from our rental business.

Total operating expenses were $17.6 million in the first quarter of fiscal year 2025, an increase of $3.5 million or 24.8% when compared to the prior fiscal year first quarter. Included in operating expenses during the first quarter of fiscal year 2025 were incremental operating expenses from the acquisitions of Becnel, Axiom and SteriQual, investments in technology and higher incentive-based employee costs due to higher sales. As a percentage of total revenue, operating expenses were 26.3% in the first quarter of fiscal year 2025, up 310 basis points from 23.2% in the first quarter of fiscal year 2024. Operating income was $5.1 million, an increase of $0.5 million, or 9.9% and operating margin decreased from 7.7% to 7.6% in the first quarter of fiscal year 2025.

Net income was $4.4 million in the first quarter of fiscal year 2025 versus $2.9 million in the first quarter of fiscal year 2024. The increase was primarily due to higher operating income and lower interest expense.

The following table presents, for the first quarter of fiscal year 2025 and fiscal year 2024, the components of our Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 29,	June 24,
	2024	2023
As a Percentage of Total Revenue:
Service Revenue	65.6%	65.8%
Distribution Sales	34.4%	34.2%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	34.0%	32.5%
Distribution Gross Profit	33.9%	27.7%
Total Gross Profit	34.0%	30.9%

Selling, Marketing and Warehouse Expenses	11.7%	10.7%
General and Administrative Expenses	14.6%	12.5%
Total Operating Expenses	26.3%	23.2%

Operating Income	7.6%	7.7%

Interest and Other (Income)/Expense, net	(0.2)%	1.4%

Income Before Income Taxes	7.8%	6.2%
Provision for Income Taxes	1.2%	1.3%

Net Income	6.6%	4.9%

FIRST QUARTER ENDED June 29, 2024 COMPARED TO FIRST QUARTER ENDED June 24, 2023 (dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 29,	June 24,
	2024	2023	$	%
Revenue:
Service	$43,778	$39,853	$3,925	9.8%
Distribution	22,929	20,745	2,184	10.5%
Total	$66,707	$60,598	$6,109	10.1%

Total revenue was $66.7 million, an increase of $6.1 million, or 10.1%, in our fiscal year 2025 first quarter compared to the prior fiscal year first quarter.

Service revenue, which accounted for 65.6% and 65.8% of our total revenue in the first quarter of fiscal years 2025 and 2024, respectively, increased $3.9 million or 9.8% from the first quarter of fiscal year 2024 to the first quarter of fiscal year 2025. This year-over-year increase included $1.3 million in revenue from the acquisitions of SteriQual and Becnel, and also included organic revenue growth of 6.4% driven by strong end-market demand and continued market share gains.

Our fiscal years 2025 and 2024 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2025	FY 2024
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	9.8%	17.5%	15.4%	17.5%	17.6%

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

The following table presents the trailing twelve-month Service segment revenue for the first quarter of fiscal year 2025 and each quarter in fiscal year 2024 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2025	FY 2024
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$173,450	$169,525	$162,556	$157,024	$150,860
Service Revenue Growth	15.0%	17.0%	16.3%	17.1%	17.6%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for the first quarter of fiscal year 2025 and for each quarter during fiscal year 2024:

	FY 2025	FY 2024
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	86.9%	87.0%	86.2%	85.8%	87.3%
Outsourced	12.0%	11.9%	12.6%	13.0%	11.6%
Freight Billed to Customers	1.1%	1.1%	1.2%	1.2%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 34.4% of our total revenue in the first quarter of fiscal year 2025 and 34.2% of our total revenue in the first quarter of fiscal year 2024. During the first quarter of fiscal year 2025, Distribution segment sales were $22.9 million which was an increase of 10.5% or $2.2 million. This increase was due to $4.4 million of incremental revenue from the acquisitions of Axiom and Becnel offset by slower demand for our non-rental products.

The following table presents the quarterly historical trend of Distribution sales in fiscal years 2025 and 2024 compared to the prior year fiscal quarter:

	FY 2025	FY 2024
	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth (Decline)	10.5%	8.4%	10.4%	0.9%	(0.2)%

The Distribution segment sales increase for the first quarter of fiscal year 2025 versus the first quarter of fiscal year 2024 was due to sales from the acquisitions of Axiom and Becnel.

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

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first quarter of fiscal year 2025 and each quarter of fiscal year 2024:

	FY 2025	FY 2024
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$4,713	$5,079	$4,652	$6,332	$7,109
% of Pending Product
Shipments that were Backorders	78.4%	88.8%	82.0%	87.4%	85.0%

Our total pending product shipments at the end of the first quarter of fiscal year 2025 were $4.7 million, a decrease of $2.4 million versus the end of the first quarter of fiscal year 2024 and a decrease of $0.4 million since March 30, 2024. The decrease in pending product shipments and backorders was a result of improved fulfillment of existing orders.

Gross Profit:

	First Quarter Ended		Change
	June 29,	June 24,
	2024	2023	$	%
Gross Profit:
Service	$14,883	$12,971	$1,912	14.7%
Distribution	7,772	5,739	2,033	35.4%
Total	$22,655	$18,710	$3,945	21.1%

Total gross profit for the first quarter of fiscal year 2025 was $22.7 million, an increase of $3.9 million or 21.1% versus the first quarter of fiscal year 2024. Total gross margin was 34.0% in the first quarter of fiscal year 2025, up from 30.9% in the first quarter of fiscal year 2024, a 310 basis point increase.

Service gross profit in the first quarter of fiscal year 2025 increased $1.9 million, or 14.7%, from the first quarter of fiscal year 2024. Service gross margin was 34.0% in the first quarter of fiscal year 2025, a 150 basis point increase versus the 32.5%  in the first quarter of fiscal year 2024. This increase in Service gross margin was the result of increased revenue, which allows us to leverage our fixed-costs, and increases in technician productivity and automation.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2025	FY 2024
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	34.0%	35.7%	32.5%	34.0%	32.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2025	FY 2024
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	33.9%	30.3%	31.5%	28.3%	27.7%

Distribution segment gross margin was 33.9% in the first quarter of fiscal year 2025 versus 27.7% in the first quarter of fiscal year 2024, a 620 basis point increase. The increase in Distribution gross margin was due to increased sales from higher-margin rental sales, which now includes the acquisitions of Axiom and Becnel.

Operating Expenses:

	First Quarter Ended		Change
	June 29,	June 24,
	2024	2023	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$7,801	$6,469	$1,332	20.6%
General and Administrative	9,755	7,601	2,154	28.3%
Total	$17,556	$14,070	$3,486	24.8%

Total operating expenses were $17.6 million in the first quarter of fiscal year 2025 versus $14.1 million during the first quarter of fiscal year 2024. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 26.3% in the first quarter of fiscal year 2025 and 23.2% in the first quarter of fiscal year 2024, an increase of 310 basis points.

Income Taxes:

	First Quarter Ended		Change
	June 29,	June 24,
	2024	2023	$	%
Provision for Income Taxes	$820	$813	$7	0.9%

Our effective tax rate for the first quarter of fiscal years 2025 and 2024 was 15.7% and 21.6%, respectively. The tax provision is impacted by higher operating income and lower interest expense. The decrease in effective tax rate is due to the increase in our discrete items.  Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first quarter of fiscal years 2025 and 2024 was $0.6 million and less than $0.1 million, respectively.

Net Income:

	First Quarter Ended		Change
	June 29,	June 24,
	2024	2023	$	%
Net Income	$4,408	$2,949	$1,459	49.5%

Net income for the first quarter of fiscal year 2025 increased from the first quarter of fiscal year 2024 primarily due to higher operating income and lower interest expense.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the first quarter of fiscal year 2025 was $10.2 million, an increase of $1.7 million or 20.4% versus the first quarter of fiscal year 2024. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 15.3% for the first quarter of fiscal year 2025 from 14.0% for the first quarter of fiscal year 2024. The increase in Adjusted EBITDA during the first quarter of fiscal year 2025 was primarily driven by increases in operating income, depreciation and amortization expense and acquisition transaction expenses.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense, acquisition related transaction expenses, and other expense), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, stock-based compensation expense and other items, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	First Quarter Ended
(dollars in thousands)	June 29,	June 24,
	2024	2023
Net Income	$4,408	$2,949
+ Interest (Income) Expense	(260)	814
+ Other Expense	131	64
+ Tax Provision	820	813
Operating Income	5,099	4,640
+ Depreciation & Amortization	4,113	2,790
+ Transaction Expense	434	185
+ Other (Expense)	(131)	(64)
+ Noncash Stock Compensation	697	930
Adjusted EBITDA	$10,212	$8,481

Adjusted Diluted Earnings Per Share

In addition to reporting Diluted Earnings Per Share, a GAAP measure, we present Adjusted Diluted Earnings Per Share (net income plus acquisition related amortization expense, acquisition related transaction expenses, acquisition related stock-based compensation and acquisition amortization of backlog; divided by the average diluted shares outstanding during the period), which is a non-GAAP measure. Our management believes Adjusted Diluted Earnings Per Share is an important measure of our operating performance because it provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

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

	First Quarter Ended
	June 29,	June 24,
	2024	2023
Net Income	$4,408	$2,949
+ Amortization of Intangible Assets	1,749	1,093
+ Acquisition Amortization of Backlog	24	-
+ Acquisition Deal Costs	434	367
+ Acquisition Stock Expense	234	-
+ Income Tax Effect @ 25%	(610)	(365)
Adjusted Net Income	6,239	4,044

Average Diluted Shares Outstanding	9,196	7,762

Diluted Earnings Per Share – GAAP	$0.48	$0.38

Adjusted Diluted Earnings Per Share	$0.68	$0.52

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

Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at our election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the revolving credit facility for the first three months of fiscal year 2025 was 7.1%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. We were in compliance with all loan covenants and requirements during the first three months of fiscal year 2025. Our leverage ratio, as defined in the Credit Agreement, was 0.08 at June 29, 2024, compared with 0.10 at March 30, 2024.

As of June 29, 2024, $80.0 million was available for borrowing under the revolving credit facility.  As of June 29, 2024, there were no amounts outstanding under the revolving credit facility.  During the first quarter of fiscal year 2025 , we used $16.0 million, drawn from cash and cash equivalents on hand for a business acquisition.  During the first quarter of fiscal year 2024, we used $2.9 million, drawn from the revolving credit facility for a business acquisition.

As of June 29, 2024, $3.6 million was outstanding on the 2018 Term Loan, of which $2.4 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Three Months Ended
	June 29,	June 24,
	2024	2023
Cash Provided by (Used in):
Operating Activities	$8,924	$7,536
Investing Activities	$(4,094)	$(5,636)
Financing Activities	$(1,935)	$(859)

Operating Activities: Net cash provided by operating activities was $8.9 million during the first quarter of fiscal year 2025 compared to $7.5 million of net cash provided by operating activities during the first quarter of fiscal year 2024. The year-over-year increase in cash provided by operating activities was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable decreased $0.3 million during the first quarter of fiscal year 2025 inclusive of $3.1 million of accounts receivable acquired during the period. During the first quarter of fiscal year 2024, accounts receivable decreased $2.3 million inclusive of $0.5 million of accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 29, 2024 and June 24, 2023 (dollars in thousands):

	June 29,	June 24,
	2024	2023
Net Sales, for the last two fiscal months	$47,789	$43,430
Accounts Receivable, net	$48,156	$42,356
Days Sales Outstanding	63	61

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $0.6 million during the first quarter of fiscal year 2025.   Our inventory balance decreased by $1.8 million during the first quarter of fiscal year 2024 due to strategic inventory purchases during the first three months of the prior fiscal year.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.  Accounts payable increased $1.5 million during the first quarter of fiscal year 2025.  Accounts payable decreased $1.2 million during the first quarter of fiscal year 2024. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first quarter of fiscal year 2025, accrued compensation and other current liabilities decreased by $4.1 million, inclusive of $0.1 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions. During the first quarter of fiscal year 2024, accrued compensation and other current liabilities decreased by $0.9 million. The change from the first quarter of fiscal year 2024 was largely due to the inclusion of the acquisition related transactions, partially offset by the annual payment of incentive based compensation accruals.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During the first quarter of fiscal year 2025  income taxes payable increased by $0.8 million.  During the first quarter of fiscal year 2024, income taxes payable increased by $0.6 million.

Investing Activities: During the first quarter of fiscal years 2025 and 2024, we invested $3.7 million and $2.8 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first quarter of fiscal years 2025 and 2024, we used $16.0 million and $2.9 million, respectively, for business acquisitions.

During the first quarter of fiscal year 2025, we paid $0.5 million of contingent consideration relating to business acquisitions.  During the first quarter of fiscal year 2024, we paid $0.3 million of other holdbacks related to business acquisitions.

Financing Activities: During the first quarter of fiscal year 2025, $0.3 million in cash was generated from the issuance of common stock.  In addition, we used $0.6 million for scheduled repayments of our term loan and $1.6 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2025, which are shown as a repurchase of shares of our common stock.

During the first quarter of fiscal year 2024, $0.2 million in cash was generated from the issuance of common stock. In addition, we used $0.6 million for scheduled repayments of our term loan, $0.2 million to repay our revolving line of credit and $0.3 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2024, which are shown as a repurchase of shares of our common stock.

OUTLOOK

We are proud of our dedicated team, which has consistently delivered exceptional results through various economic cycles as can be seen over the past decade and a half of profitable growth. We believe our unique value proposition drives a sustainable competitive advantage in the highly regulated markets that we serve, particularly the Life Science, Aerospace, and Defense markets, along with a growing Rentals business. We expect another year of organic Service revenue growth in the high single-digit to low double-digit range when normalized for the extra week in fiscal 2024 and gross margin expansion. Automation of our calibration processes and overall process improvement will continue to be key enablers of future margin expansion. We will continue to leverage our expertise and proven track record of successful acquisitions to drive synergistic growth opportunities with a sharp focus on integration. Our robust and diverse acquisition pipeline enables strategic, accretive acquisitions that will be a key component of our go-forward strategy.

We expect our income tax rate to range between 24% and 26% for full fiscal year 2025. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  During the first quarter of fiscal year 2025, we had no borrowings under our revolving credit facility.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.4 million assuming borrowings of approximately $40 million under our revolving credit facility.  As of June 29, 2024, $80.0 million was available for borrowing under the revolving credit facility.  As of June 29, 2024, there were no amounts outstanding under the revolving credit facility. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of June 29, 2024, $3.6 million was outstanding under the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month through December 2025.

Effective July 1, 2023, at our option, we may borrow from our revolving credit facility at the variable one-month Daily Simple SOFR or at a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first three months of fiscal year 2025 for our revolving credit facility was 7.1%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan. On June 29, 2024, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarter of fiscal year 2025 and 2024 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million in both the first quarter of fiscal years 2025 and 2024, respectively, was recognized as a component of Interest and Other Expense, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 29, 2024, we had a foreign exchange contract, which matured in July 2024, outstanding in the notional amount of $1.8 million. The foreign exchange contract was renewed in July 2024 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first quarter of fiscal year 2025) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

	2.1^	Agreement and Plan of Merger, dated April 15, 2024, by and among Transcat, Inc., Becnel Rental Tools, LLC, and the other parties thereto is incorporated by reference from Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2024

(10)	Material Contracts

	10.1#	Consulting Agreement, between Transcat, Inc. and Mark Doheny, dated as of April 8, 2024 is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2024

	10.2#^	Separation Agreement, between Transcat, Inc. and Mark Doheny, dated as of April 5, 2024 is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2024

	10.3^	Registration Rights Agreement, dated April 15, 2024, by and among Transcat, Inc., Jason Becnel, Mark Becnel, and the other parties thereto is incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2024

	10.4	Amendment to Share Purchase Agreement dated August 31, 2021 by and among Transcat, Inc., John Cummins and Ross Lane, dated May 20, 2024, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2024 (Film No. 24964793)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Exhibit furnished with this report.

#	Management contract or compensatory plan or arrangement

^	Schedules and similar attachments have been omitted pursuant to Item 601 (a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 7, 2024	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2024	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)