Form 10-Q
period 2024-09-28
TRANSCAT INC
filed 2024-11-06
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 28, 2024

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of October 31, 2024 was9,199,277.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023

Service Revenue	$44,083	$41,431	$87,861	$81,284
Distribution Revenue	23,743	21,373	46,672	42,118
Total Revenue	67,826	62,804	134,533	123,402

Cost of Service Revenue	29,492	27,347	58,387	54,229
Cost of Distribution Revenue	17,128	15,332	32,285	30,338
Total Cost of Revenue	46,620	42,679	90,672	84,567

Gross Profit	21,206	20,125	43,861	38,835

Selling, Marketing and Warehouse Expenses	8,181	6,856	15,982	13,325
General and Administrative Expenses	9,290	11,626	19,045	19,227
Total Operating Expenses	17,471	18,482	35,027	32,552

Operating Income	3,735	1,643	8,834	6,283

Interest Expense	76	890	128	1,704
Interest Income	(286)	-	(598)	-
Other Expense (Income)	232	(49)	363	15
Total Interest and Other Expense (Income), net	22	841	(107)	1,719

Income Before Provision For Income Taxes	3,713	802	8,941	4,564
Provision for Income Taxes	427	342	1,247	1,155

Net Income	$3,286	$460	$7,694	$3,409

Basic Earnings Per Share	$0.36	$0.06	$0.84	$0.44
Average Shares Outstanding	9,160	7,819	9,107	7,732

Diluted Earnings Per Share	$0.35	$0.06	$0.83	$0.43
Average Shares Outstanding	9,282	7,948	9,222	7,840

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Net Income	$3,286	$460	$7,694	$3,409

Other Comprehensive (Loss) / Income :
Currency Translation Adjustment	381	(352)	221	124
Other, net of tax effects of $1 and $2 for the second quarter ended September 28, 2024 and September 23, 2023, respectively; and $3 and $4 for the six months ended September 28, 2024 and September 23, 2023, respectively	5	6	10	12
Total Other Comprehensive Income / (Loss)	386	(346)	231	136

Comprehensive Income	$3,672	$114	$7,925	$3,545

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	September 28,	March 30,
	2024	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$23,815	$19,646
Marketable Securities	-	15,533
Accounts Receivable, less allowance for credit losses of $565 and $544 as of September 28, 2024 and March 30, 2024, respectively	48,933	47,779
Other Receivables	628	506
Inventory, net	15,549	17,418
Prepaid Expenses and Other Current Assets	6,241	4,276
Total Current Assets	95,166	105,158
Property and Equipment, net	47,493	38,944
Goodwill	138,127	105,585
Intangible Assets, net	24,362	19,987
Right to Use Assets, net	17,309	16,823
Other Assets	1,096	1,055
Total Assets	$323,553	$287,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,043	$11,495
Accrued Compensation and Other Current Liabilities	11,092	19,665
Current Portion of Long-Term Debt	2,386	2,339
Total Current Liabilities	26,521	33,499
Long-Term Debt	612	1,817
Deferred Tax Liabilities, net	9,297	9,291
Lease Liabilities	14,661	14,873
Other Liabilities	3,705	2,903
Total Liabilities	54,796	62,383

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,199,277 and 8,839,299 shares issued and outstanding as of September 28, 2024 and March 30, 2024, respectively	4,600	4,420
Capital in Excess of Par Value	178,986	141,624
Accumulated Other Comprehensive Loss	(718)	(949)
Retained Earnings	85,889	80,074
Total Shareholders' Equity	268,757	225,169
Total Liabilities and Shareholders' Equity	$323,553	$287,552

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Six Months Ended
	September 28,	September 23,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$7,694	$3,409
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	43	11
Deferred Income Taxes	6	23
Depreciation and Amortization	8,513	6,078
Provision for Accounts Receivable and Inventory Reserves	108	347
Stock-Based Compensation Expense	1,623	2,171
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	1,746	2,384
Inventory	2,597	3,376
Prepaid Expenses and Other Current Assets	(1,918)	465
Accounts Payable	1,525	(3,969)
Accrued Compensation and Other Current Liabilities	(6,178)	1,677
Net Cash Provided by Operating Activities	15,759	15,972

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(7,633)	(5,444)
Business Acquisitions, net of cash acquired	(15,858)	(12,882)
Sales of Marketable Securities	15,533	-
Net Cash Used in Investing Activities	(7,958)	(18,326)

Cash Flows from Financing Activities:
Repayment of Revolving Credit Facility, net	-	5,288
Repayments of Term Loan	(1,158)	(1,112)
Issuance of Common Stock, net of direct costs	838	384
Repurchase of Common Stock	(3,026)	(2,247)
Net Cash (Used in)/Provided by Financing Activities	(3,346)	2,313

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(286)	(244)

Net Increase/(Decrease) in Cash and Cash Equivalents	4,169	(285)
Cash and Cash Equivalents at Beginning of Period	19,646	1,531
Cash and Cash Equivalents at End of Period	$23,815	$1,246

Supplemental Disclosure of Cash Flow Activity:
Cash (received)/paid during the period for:
Interest	$(462)	$1,680
Income Taxes, net	$5,534	$1,099
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$35,479	$34,769
Assets acquired and liabilities assumed in business combinations:
Accrued holdback and contingent consideration related to acquisitions	$1,306	$4,589
Contingent consideration treated as equity related to acquisitions	$750	$-
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$692	$494

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 25, 2023	7,562	$3,781	$27,886	$(1,200)	$69,163	$99,630
Issuance of Common Stock	82	42	6,988	-	-	7,030
Repurchase of Common Stock	(3)	(2)	(86)	-	(213)	(301)
Stock-Based Compensation	2	1	929	-	-	930
Other Comprehensive Income	-	-	-	482	-	482
Net Income	-	-	-	-	2,949	2,949
Balance as of June 24, 2023	7,643	$3,822	$35,717	$(718)	$71,899	$110,720
Issuance of Common Stock	313	156	27,967	-	-	28,123
Repurchase of Common Stock	(22)	(11)	(593)	-	(1,342)	(1,946)
Stock-Based Compensation	44	22	1,219	-	-	1,241
Other Comprehensive Loss	-	-	-	(346)	-	(346)
Net Income	-	-	-	-	460	460
Balance as of September 23, 2023	7,978	$3,989	$64,310	$(1,064)	$71,017	$138,252

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 30, 2024	8,839	$4,420	$141,624	$(949)	$80,074	$225,169
Issuance of Common Stock	302	151	32,888	-	-	33,039
Contingent Consideration Classified as Equity	-	-	750	-	-	750
Repurchase of Common Stock	(13)	(7)	(652)	-	(961)	(1,620)
Stock-Based Compensation	16	8	689	-	-	697
Other Comprehensive Loss	-	-	-	(155)	-	(155)
Net Income	-	-	-	-	4,408	4,408
Balance as of June 29, 2024	9,144	$4,572	$175,299	$(1,104)	$83,521	$262,288
Issuance of Common Stock	53	26	3,251	-	-	3,277
Repurchase of Common Stock	(11)	(5)	(483)	-	(918)	(1,406)
Stock-Based Compensation	13	7	919	-	-	926
Other Comprehensive Income	-	-	-	386	-	386
Net Income	-	-	-	-	3,286	3,286
Balance as of September 28, 2024	9,199	$4,600	$178,986	$(718)	$85,889	$268,757

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

Revenue Recognition:  Distribution non-rental revenue is recorded when an order’s title and risk of loss transfers to the customer, which is generally upon shipment. Distribution rental revenue is recognized over time using the time-elapsed output method as this portrays the transfer of control to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time using the time-elapsed output method as this portrays the transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Freight billed to customers is included in revenue. Shipping and handling is not included in revenue. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

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

Revenue recognized from prior period performance obligations for the second quarter of the fiscal year ending March 29, 2025 (“fiscal year 2025”) was immaterial. As of September 28, 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of September 28, 2024 and March 30, 2024 were immaterial. See Note 4 for disaggregated revenue information.

	% of Total Net Sales
	Second Quarter Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Point-in-Time	86.6%	90.4%	86.1%	90.5%
Over Time - Output Method	13.4%	9.6%	13.9%	9.5%
Total	100.0%	100.0%	100.0%	100.0%

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At each of September 28, 2024 and March 30, 2024, investment assets totaled $0.1 million, and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of fiscal year 2025 and fiscal year 2024, the Company recorded non-cash stock-based compensation cost of $1.6 million and $2.2 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency was a net loss of $0.4 million for the first six months of fiscal year 2025 and a net gain of less than $0.1 million for the first six months of fiscal year 2024. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of less than $0.1 million during each of the first six months of fiscal years 2025 and 2024, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 28, 2024, the Company had a foreign exchange contract, which matured in October 2024, outstanding in the notional amount of $2.5 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Earnings Per Share: Basic earnings per share of the Company's common stock, par value $0.50 per share ("common stock"), are computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share of common stock reflect the assumed conversion of stock options, unvested restricted stock units using the treasury stock method and contingent consideration classified as equity in periods in which they have a dilutive effect. In computing the per share effect of assumed conversion, proceeds received from the exercise of options and unvested restricted stock units are considered to have been used to purchase shares of common stock at the average market prices during the period, and the resulting net additional shares of common stock are included in the calculation of average shares of common stock outstanding.

For the second quarter of fiscal year 2025, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share.   For the second quarter of fiscal year 2024, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share.  For the first six months of each of fiscal years 2025 and 2024, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Second Quarter Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Average Shares Outstanding – Basic	9,160	7,819	9,107	7,732
Effect of Dilutive Common Stock Equivalents	122	129	115	108
Average Shares Outstanding – Diluted	9,282	7,948	9,222	7,840
Anti-dilutive Common Stock Equivalents	31	31	41	37

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 30, 2024	$38,216	$67,369	$105,585	$6,993	$12,994	$19,987
Additions	21,685	10,847	32,532	5,360	2,680	8,040
Amortization	-	-	-	(1,443)	(2,222)	(3,665)
Currency Translation Adjustment	-	10	10	-	-	-
Net Book Value as of September 28, 2024	$59,901	$78,226	$138,127	$10,910	$13,452	$24,362

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	September 28,	March 30,
	2024	2024
Current Liabilities:
Accrued Payroll and Employee Benefits	$4,982	$5,508
Accrued Incentives	1,277	4,182
Current Portion of Lease Liabilities	3,201	2,510
Accrued Acquisition Holdbacks	514	2,577
Accrued Sales Tax	652	813
Accrued Contingent Consideration	-	529
Income Taxes Payable		2,926
Other Current Liabilities	466	620
Accrued Compensation and Other Current Liabilities	$11,092	$19,665

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,132	$1,134
Accrued Acquisition Holdbacks	1,647	1,647
Accrued Contingent Consideration	806	-
Other Non-Current Liabilities	120	122
Other Liabilities	$3,705	$2,903

Recent Accounting Guidance Not Yet Adopted:  In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280).  The ASU requires disclosures, on an annual and interim basis, of significant segment expenses and other segment items that are regularly provided to the Chief Operating Decision Maker ("CODM") as well as the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning in fiscal 2025 and interim periods in fiscal year 2026 with early adoption permitted.  The adoption of this ASU is expected to impact the Company's financial statement disclosures but have no material impact on our results of operations, cash flows or financial condition.

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

As of September 28, 2024, $80.0 million was available for borrowing under the revolving credit facility.  As of September 28, 2024, there were no amounts outstanding under the revolving credit facility.

As of September 28, 2024, $3.0 million was outstanding on the 2018 Term Loan, of which $2.4 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total amortizing repayments (principal plus interest) of $0.2 million per month through its maturity date in December 2025.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first six months of fiscal year 2025 was 7.1%.  Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio from exceeding 3.00 to 1.00. The Company was in compliance with all loan covenants and requirements during the first six months of fiscal year 2025. The Company's leverage ratio, as defined in the Credit Agreement, was 0.08 at September 28, 2024, compared with 0.10 at March 30, 2024.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At September 28, 2024, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first six months of fiscal year 2025 and fiscal year 2024 were $1.1 million and $0.6 million, respectively.

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

The following table summarizes the non-vested restricted stock units outstanding as of September 28, 2024 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	September 28, 2024
October 2018	October 2018 – September 2028	5	$20.81	Time Vested
March 2022	March 2022 – March 2025	1	$76.31	Time Vested
May 2022	May 2022 – March 2025	9	$63.17	Time Vested
May 2022	May 2022 – March 2025	8	$63.17	0% of target level
August 2022	August 2022 – August 2025	1	$78.04	Time Vested
May 2023	May 2023 – March 2026	8	$89.70	150% of target level
May 2023	May 2023 – March 2026	8	$89.70	Time Vested
May 2023	May 2023 – May 2026	13	$89.70	Time Vested
April 2024	April 2024 - April 2027	2	$107.13	Time Vested
April 2024	April 2024 - April 2027	1	$108.04	Time Vested
May 2024	May 2024 - May 2027	1	$119.45	Time Vested
May 2024	May 2024 - May 2027	1	$124.12	Time Vested
May 2024	May 2024 - March 2027	9	$124.12	100% of target level
May 2024	May 2024 - March 2027	10	$124.12	Time Vested
July 2024	July 2024 - July 2027	1	$116.91	Time Vested
September 2024	September 2024 - September 2025	6	$120.66	Time Vested
September 2024	September 2024 - September 2027	1	$123.33	100% of target level
September 2024	September 2024 - September 2027	1	$123.33	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.9 million and $1.5 million in the first six months of fiscal year 2025 and fiscal year 2024, respectively. As of September 28, 2024, unearned compensation, to be recognized over the grants’ respective service periods, totaled $5.0 million based on estimated achievement levels as of September 28, 2024.  If the maximum performance levels were achieved, the unearned compensation could be a maximum of $6.4 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first six months of fiscal year 2025 and fiscal year 2024:

	Second Quarter Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023

Risk-Free Interest Rate	4.09%	4.38%	4.35%	3.82%
Volatility Factor	40.70%	36.87%	40.98%	37.04%
Expected Term (in Years)	4.00	6.27	4.00	6.22
Annual Dividend Rate	0.00%	0.00%	0.00%	0.00%

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

During the first six months of fiscal year 2025, the Company granted options for 10,000 shares of common stock in the aggregate to Company employees that vest over three years.

During the first six months of fiscal year 2024, the Company granted options for 7,000 shares of common stock in the aggregate to Company employees that vest over three years, an option for 10,000 shares of common stock to a Company employee that vests over five years and an option for 10,000 shares of common stock to a Company director that vests over five years.

The expense related to all stock option awards was $0.7 million in the first six months of fiscal year 2025 and $0.6 million in the first six months of fiscal year 2024.

The following table summarizes the Company’s options as of and for the first six months ended September 28, 2024 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 30, 2024	234	$63.43
Granted	10	$112.93
Exercised	(25)	$23.02
Forfeited	(12)	$63.04
Outstanding as of September 28, 2024	207	$70.67	6	$10,522
Exercisable as of September 28, 2024	72	$58.95	6	$2,838

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2025 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 28, 2024. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of September 28, 2024 was $2.1 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first six months of fiscal year 2025 was $2.4 million and during the first six months of fiscal year 2024 was $0.3 million. Cash received from the exercise of options in the first six months of fiscal year 2025 was $0.6 million and during the first six months of fiscal year 2024 was $0.1 million.

NOTE 4 – SEGMENT INFORMATION

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for the second quarter and first six months of fiscal year 2025 and fiscal year 2024 (dollars in thousands):

	Second Quarter Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Revenue:
Service	$44,083	$41,431	$87,861	$81,284
Distribution	23,743	21,373	46,672	42,118
Total	67,826	62,804	134,533	123,402

Gross Profit:
Service	14,591	14,084	29,474	27,055
Distribution	6,615	6,041	14,387	11,780
Total	21,206	20,125	43,861	38,835

Operating Expenses:
Service (1)	10,887	13,342	21,680	23,121
Distribution (1)	6,584	5,140	13,347	9,431
Total	17,471	18,482	35,027	32,552

Operating Income:
Service	3,704	742	7,794	3,934
Distribution	31	901	1,040	2,349
Total	3,735	1,643	8,834	6,283

Unallocated Amounts:
Interest and Other (Income)/Expense, net	22	841	(107)	1,719
Provision for Income Taxes	427	342	1,247	1,155
Total	449	1,183	1,140	2,874

Net Income	$3,286	$460	$7,694	$3,409

Geographic Data:
Revenues to Unaffiliated Customers (2)
United States (3)	$62,492	$57,119	$123,232	$111,376
Canada	3,794	3,896	8,266	8,143
Other International	1,540	1,789	3,035	3,883
Total	$67,826	$62,804	$134,533	$123,402

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(3)	United States includes Puerto Rico.

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

The total purchase price for Becnel was approximately $49.8 million consisting of up to $17.5 million in cash and the issuance of our common stock valued at $32.3 million. Pursuant to the Becnel agreement, the Company held back approximately $2.5 million of the purchase price for certain potential post-closing adjustments.  This includes $0.5 million withheld for ordinary post-closing adjustments and $2.0 million withheld that is subject to revenue target achievement.

Pursuant to the Becnel agreement, the purchase price is subject to reduction by $2.0 million if certain revenue targets are not met through April 15, 2026.  As of April 15, 2024 and September 28, 2024, the estimated fair value of this contingent consideration, classified as Level 3 in the fair value hierarchy, was approximately $1.5 million and $1.6 million, respectively. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 11.00%, 2) risk-free interest rate of 5.00%, 3) asset volatility of 30.00%, and 4) forecasted revenue.  50% of this contingent consideration is payable in cash and 50% of this contingent consideration is payable in 9,283 shares of Transcat common stock.  The cash portion of the contingent consideration is classified as a liability and is recorded in other liabilities in the Consolidated Balance Sheets.  The stock portion of the contingent consideration is classified as equity and is recorded in shareholders equity in the Consolidated Balance Sheets.  The contingent consideration payout will either be $0 or $2.0 million depending on the revenue target achievement.

This cash portion of the contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the cash portion of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. There was no impact from the remeasurement done during the first six months of fiscal year 2025.  Due to the uncertainty with utilizing these significant unobservable inputs for this Level 3 fair value measurement, materially higher or lower fair value measurements may be recognized at subsequent remeasurement periods.  The stock portion of the contingent consideration is remeasured quarterly.  If, as a result of the measurement, the value of the stock portion of the contingent consideration changes, any changes will be included in the Consolidated Balance Sheets as a component of shareholders equity.

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

Goodwill		$32,537
Intangible Assets – Customer Base & Contracts		7,200
Intangible Assets – Trademarks and Tradenames		840
		40,577

Plus:	Cash	214
	Accounts Receivable	3,041
	Property and Equipment	6,122
	Other Current Assets	79
Less:	Current Liabilities	(210)
Total Purchase Price		$49,823

From the date of acquisition through the end of the second quarter of fiscal year 2025, Becnel has contributed revenue of $4.7 million and an operating loss of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first six months of fiscal year 2025, Axiom has contributed revenue of $4.7 million and operating income of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for SteriQual was approximately $4.3 million and was paid by the issuance of our common stock.  Pursuant to the asset purchase agreement, the Company held back approximately $0.9 million of the purchase price for certain potential post-closing adjustments. Pursuant to the asset purchase agreement, the purchase price is subject to reduction by $0.5 million if certain revenue targets are not met through July 12, 2024. The revenue targets were not met and the remaining $0.4 million of the holdback was paid during the second quarter of fiscal year 2025. The purchase price was reduced to $3.8 million as of December 23, 2023 as the Company recorded a receivable in the amount of $0.5 million related to the revenue target contingent consideration. This receivable was recognized based on the facts and circumstances at the date of acquisition and is recognized as a component of goodwill and not recorded in the Consolidated Statement of Income.

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

During the first six months of fiscal year 2025, SteriQual has contributed revenue of $1.1 million and operating loss of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first six months of fiscal year 2025, TIC-MS has contributed revenue of $1.8 million and operating income of $0.9 million, which includes the negative impact of amortization of the acquired intangible assets.

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

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
(in thousands except per share information)	September 28, 2024	September 23, 2023	September 28, 2024	September 23, 2023

Total Revenue	$67,826	$68,948	$134,533	$137,828
Net Income	$3,286	$435	$7,545	$2,879
Basic Earnings Per Share	$0.36	$0.06	$0.83	$0.37
Diluted Earnings Per Share	$0.35	$0.05	$0.82	$0.37

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of September 28, 2024, $0.5 million of other holdback amounts unpaid are reflected in current liabilities on the Consolidated Balance Sheets and $0.8 million of contingent consideration and $1.6 million of other holdback amounts unpaid are reflected in other liabilities on the Consolidated Balance Sheets. During the first six months of fiscal year 2025, $0.5 million was paid to settle the earn-out obligation due to Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management)(“NEXA”) for calendar 2023.  This amount was paid in 4,320 shares of Transcat common stock. During the first six months of fiscal year 2025, $2.3 million was paid to settle a holdback due to Axiom.  This amount was paid in 26,379 shares of Transcat common stock.  During the first six months of fiscal year 2025, $0.4 million was paid to settle a holdback to SteriQual.  This amount was paid in 4,763 shares of Transcat common stock.  During the first six months of fiscal year 2024, no contingent consideration and $0.3 million of other holdback amounts were paid.

During the first six months of fiscal year 2025 and fiscal year 2024, acquisition costs of $0.4 million and $0.2 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 6 – SUBSEQUENT EVENT

On October 30, 2024, the Company entered into an asset purchase agreement with Wiscale, LLC, a Wisconsin limited liability company and subsidiary of Nesnah Ventures, LLC (the “Purchaser”), pursuant to which the Company sold the assets, and certain liabilities, of the Company’s United Scale & Engineering division which is engaged in the business of selling, renting and servicing weighing systems, scales and balances, including truck scales, and related parts to the Purchaser. The aggregate consideration received by the Company for the sale was $1.1 million, subject to customary closing adjustments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipate,” “believes,” “estimates,” “expects,” “potential,” “outlook,” “seek,” “strategy,” “target,” “could,” "can," “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts and changes in interest rates, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated and industrial manufacturing industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and trade relations, our ability to successfully complete and integrate business acquisitions, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, competition in the rental market, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays or disruptions, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to our intellectual property, geopolitical events, adverse weather events or other catastrophes, natural disasters or widespread public health crises, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 30, 2024. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 30, 2024.

RESULTS OF OPERATIONS

Executive Summary

During our second quarter of fiscal year 2025, we had consolidated revenue of $67.8 million. This represented an increase of $5.0 million or 8.0% versus the second quarter of fiscal year 2024. This increase was primarily due to acquisitions, demand in our Service segment’s highly-regulated end markets and increased rental sales, which includes incremental revenue from acquisitions.  See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.

Our second quarter of fiscal year 2025 gross profit was $21.2 million. This was an increase of $1.1 million or 5.4% versus the second quarter of fiscal year 2024. In addition, consolidated gross margin was 31.3%, a decrease of 70 basis points versus the second quarter of fiscal year 2024. This decrease was due to lower margins from NEXA and Becnel.

Total operating expenses were $17.5 million in the second quarter of fiscal year 2025, a decrease of $1.0 million or 5.5% when compared to the prior fiscal year second quarter. Included in operating expenses during the second quarter of fiscal year 2025 were incremental operating expenses from the acquisitions of Becnel, Axiom and SteriQual, investments in technology and higher incentive-based employee costs due to higher sales.  Included in operating expenses during the second quarter of fiscal year 2024 was a $2.8 million non-cash charge related to the amended NEXA earn-out agreement.  As a percentage of total revenue, operating expenses were 25.8% in the second quarter of fiscal year 2025, down 360 basis points from 29.4% in the second quarter of fiscal year 2024. Operating income was $3.7 million, an increase of $2.1 million, or 127.3% and operating margin increased from 2.6% to 5.5% in the second quarter of fiscal year 2025.

Net income was $3.3 million in the second quarter of fiscal year 2025 versus $0.5 million in the second quarter of fiscal year 2024. The increase was primarily due to higher operating income and lower interest expense.

The following table presents, for the second quarter and for the first six months of fiscal year 2025 and fiscal year 2024, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
As a Percentage of Total Revenue:
Service Revenue	65.0%	66.0%	65.3%	65.9%
Distribution Revenue	35.0%	34.0%	34.7%	34.1%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	33.1%	34.0%	33.5%	33.3%
Distribution Gross Profit	27.9%	28.3%	30.8%	28.0%
Total Gross Profit	31.3%	32.0%	32.6%	31.5%

Selling, Marketing and Warehouse Expenses	12.1%	10.9%	11.9%	10.8%
General and Administrative Expenses	13.7%	18.5%	14.2%	15.6%
Total Operating Expenses	25.8%	29.4%	26.0%	26.4%

Operating Income	5.5%	2.6%	6.6%	5.1%

Interest and Other (Income)/Expense, net	0.0%	1.3%	(0.1)%	1.4%

Income Before Provision for Income Taxes	5.5%	1.3%	6.6%	3.7%
Provision for Income Taxes	0.6%	0.6%	0.9%	0.9%

Net Income	4.8%	0.7%	5.7%	2.8%

Second QUARTER ENDED September 28, 2024 COMPARED TO Second QUARTER ENDED September 23, 2023 (dollars in thousands):

Revenue:

	Second Quarter Ended		Change
	September 28,	September 23,
	2024	2023	$	%
Revenue:
Service	$44,083	$41,431	$2,652	6.4%
Distribution	23,743	21,373	2,370	11.1%
Total	$67,826	$62,804	$5,022	8.0%

Total revenue was $67.8 million, an increase of $5.0 million, or 8.0%, in our fiscal year 2025 second quarter compared to the prior fiscal year second quarter.

Service revenue, which accounted for 65.0% and 66.0% of our total revenue in the second quarter of fiscal years 2025 and 2024, respectively, increased $2.7 million or 6.4% from the second quarter of fiscal year 2024 to the second quarter of fiscal year 2025. This year-over-year increase included $0.8 million in revenue from the acquisition of Becnel, and also included organic revenue growth of 4.4% driven by end-market demand and continued market share gains.

Our fiscal years 2025 and 2024 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2025		FY 2024
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	6.4%	9.8%	17.5%	15.4%	17.5%	17.6%

The lower growth in Service revenue during the second quarter of fiscal year 2025 was primarily due to a decline in our NEXA cost control and optimization services business as compared to the prior year quarter. We expect to fully integrate NEXA’s sales and marketing into our existing process to drive anticipated revenue growth. Within any fiscal year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides a better indication of the progress of this segment.

The following table presents the trailing twelve-month Service segment revenue for the first and second quarter of fiscal year 2025 and each quarter in fiscal year 2024 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2025		FY 2024
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$176,006	$173,450	$169,525	$162,556	$157,024	$150,860
Service Revenue Growth	12.1%	15.0%	17.0%	16.3%	17.1%	17.6%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for the first and second quarter of fiscal year 2025 and for each quarter during fiscal year 2024:

	FY 2025		FY 2024
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	86.6%	86.9%	87.0%	86.2%	85.8%	87.3%
Outsourced	12.3%	12.0%	11.9%	12.6%	13.0%	11.6%
Freight Billed to Customers	1.1%	1.1%	1.1%	1.2%	1.2%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution revenue accounted for 35.0% of our total revenue in the second quarter of fiscal year 2025 and 34.0% of our total revenue in the second quarter of fiscal year 2024. During the second quarter of fiscal year 2025, Distribution segment revenue was $23.7 million which was an increase of $2.3 million or 11.1%.  This increase was due to $2.0 million of incremental revenue from the acquisitions of Axiom and Becnel, incremental rental revenue, offset by slower demand for our non-rental products.

The following table presents the quarterly historical trend of Distribution revenue in fiscal years 2025 and 2024 compared to the prior year fiscal quarter:

	FY 2025		FY 2024
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Revenue Growth (Decline)	11.1%	10.5%	8.4%	10.4%	0.9%	(0.2)%

The Distribution segment revenue increase for the second quarter of fiscal year 2025 versus the second quarter of fiscal year 2024 was due to revenue from the acquisitions of Axiom and Becnel and increases in traditional rental products.

Distribution revenue orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Product backorders are the total dollar value of orders received for which revenue has not yet been recognized. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Management uses pending product shipments and backorders as measures of our future business performance and financial performance within the distribution segment.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first and second quarter of fiscal year 2025 and each quarter of fiscal year 2024:

	FY 2025		FY 2024
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$4,102	$4,713	$5,079	$4,652	$6,332	$7,109
% of Pending Product
Shipments that were Backorders	84.7%	78.4%	88.8%	82.0%	87.4%	85.0%

Our total pending product shipments at the end of the second quarter of fiscal year 2025 were $4.1 million, a decrease of $2.2 million versus the end of the second quarter of fiscal year 2024 and a decrease of $1.0 million since March 30, 2024. The decrease in pending product shipments and backorders was a result of improved fulfillment of existing orders.

Gross Profit:

	Second Quarter Ended		Change
	September 28,	September 23,
	2024	2023	$	%
Gross Profit:
Service	$14,591	$14,084	$507	3.6%
Distribution	6,615	6,041	574	9.5%
Total	$21,206	$20,125	$1,081	5.4%

Total gross profit for the second quarter of fiscal year 2025 was $21.2 million, an increase of $1.1 million or 5.4% versus the second quarter of fiscal year 2024. Total gross margin was 31.3% in the second quarter of fiscal year 2025, down from 32.0% in the second quarter of fiscal year 2024, a 70 basis point decrease.

Service gross profit in the second quarter of fiscal year 2025 increased $0.5 million, or 3.6%, from the second quarter of fiscal year 2024. Service gross margin was 33.1% in the second quarter of fiscal year 2025, a 90 basis point decrease versus the 34.0% in the second quarter of fiscal year 2024. This decrease in Service gross margin was the result of lower than expected revenue and lower margins from NEXA.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2025		FY 2024
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	33.1%	34.0%	35.7%	32.5%	34.0%	32.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution revenue:

	FY 2025		FY 2024
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	27.9%	33.9%	30.3%	31.5%	28.3%	27.7%

Distribution segment gross margin was 27.9% in the second quarter of fiscal year 2025 versus 28.3% in the second quarter of fiscal year 2024, a 40 basis point decrease. The decrease in Distribution gross margin was due to lower revenue and margins from Becnel which were impacted by hurricanes in the Gulf of Mexico.

Operating Expenses:

	Second Quarter Ended		Change
	September 28,	September 23,
	2024	2023	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$8,181	$6,856	$1,325	19.3%
General and Administrative	9,290	11,626	(2,336)	(20.1)%
Total	$17,471	$18,482	$(1,011)	(5.5)%

Total operating expenses were $17.5 million in the second quarter of fiscal year 2025 versus $18.5 million during the second quarter of fiscal year 2024. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The decrease in general and administrative expenses is due to the reduction in the non-cash charge related to the NEXA earn-out in the second quarter of fiscal year 2024 offset by incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 25.8% in the second quarter of fiscal year 2025 and 29.4% in the second quarter of fiscal year 2024, a decrease of 360 basis points.

Income Taxes:

	Second Quarter Ended		Change
	September 28,	September 23,
	2024	2023	$	%
Provision for Income Taxes	$427	$342	$85	24.9%

Our effective tax rate for the second quarter of fiscal years 2025 and 2024 was 11.5% and 42.6%, respectively. The tax provision is impacted by higher operating income and lower interest expense. The decrease in effective tax rate is due to the increase in our discrete items.  Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the second quarter of fiscal years 2025 and 2024 was $0.6 million and less than $0.1 million, respectively.

Net Income:

	Second Quarter Ended		Change
	September 28,	September 23,
	2024	2023	$	%
Net Income	$3,286	$460	$2,826	614.3%

Net income for the second quarter of fiscal year 2025 increased from the second quarter of fiscal year 2024 primarily due to higher operating income and lower interest expense.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the second quarter of fiscal year 2025 was $8.9 million, a decrease of $0.5 million or 5.0% versus the second quarter of fiscal year 2024. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA decreased to 13.1% for the second quarter of fiscal year 2025 from 14.9% for the second quarter of fiscal year 2024. The decrease in Adjusted EBITDA during the second quarter of fiscal year 2025 was primarily driven by increases in operating income and depreciation and amortization expense, offset by the decrease in the NEXA earn-out adjustment.

Six Months Ended September 28, 2024 COMPARED TO Six Months Ended September 23, 2023 (dollars in thousands):

Revenue:

	Six Months Ended		Change
(dollars in thousands)	September 28,	September 23,
	2024	2023	$	%
Revenue:
Service	$87,861	$81,284	$6,577	8.1%
Distribution	46,672	42,118	4,554	10.8%
Total	$134,533	$123,402	$11,131	9.0%

Service revenue, which accounted for 65.3% and 65.9% of our total revenue in the first six months of fiscal years 2025 and 2024, respectively, increased $11.1 million or 9.0% from the first six months of fiscal year 2024 to the first six months of fiscal year 2025. This year-over-year increase included $2.2 million in revenue from the acquisitions of SteriQual and Becnel, and also included organic revenue growth of 5.4% driven by end-market demand and continued market share gains.

Distribution revenue, which accounted for 34.7% and 34.1% of our total revenue in the first six months of fiscal years 2025 and 2024, respectively, increased $4.6 million, or 10.8%, from the first six months of fiscal year 2024 to the first six months of fiscal year 2025. This year-over-year increase is primarily due to $3.8 million of incremental revenue from the acquisitions of Axiom and Becnel, and increases in rental revenue offset by slower demand for our non-rental products.

Gross Profit:

	Six Months Ended		Change
(dollars in thousands)	September 28,	September 23,
	2024	2023	$	%
Gross Profit:
Service	$29,474	$27,055	$2,419	8.9%
Distribution	14,387	11,780	2,607	22.1%
Total	$43,861	$38,835	$5,026	12.9%

Total gross profit for the first six months of fiscal year 2025 was $43.9 million, an increase of $5.0 million or 12.9% versus the first six months of fiscal year 2024. Total gross margin was 32.6% in the first six months of fiscal year 2025, up from 31.5% in the first six months of fiscal year 2024, a 110 basis point increase. This increase in gross margin was primarily due to increased revenue in our Service segment, which allows us to leverage our fixed costs, continued technician productivity improvements, and a favorable sales mix driven by increases in rental revenue in the Distribution segment.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	September 28,	September 23,
	2024	2023	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$15,982	$13,325	$2,657	19.9%
General and Administrative	19,045	19,227	(182)	(0.9)%
Total	$35,027	$32,552	$2,475	7.6%

Total operating expenses were $35.0 million in the first six months of fiscal year 2025 versus $32.6 million during the first six months of fiscal year 2024, an increase of $2.5 million or 7.6%. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The decrease in general and administrative expenses is due to the decrease in the non-cash charge related to the NEXA earn-out, offset by incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 26.0% in the first six months of fiscal year 2025 and 26.4% in the first six months of fiscal year 2024, a decrease of 40 basis points.

Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	September 28,	September 23,
	2024	2023	$	%
Provision for Income Taxes	$1,247	$1,155	$92	8.0%

Our effective tax rate for the first six months of fiscal years 2025 and 2024 was 13.9% and 25.3%, respectively.  The tax provision is impacted by higher operating income and lower interest expense. The decrease in effective tax rate is due to the increase in our discrete items.  Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first six months of fiscal years 2025 and 2024 was $1.1 million and $0.6 million, respectively.

Net Income:

	Six Months Ended		Change
	September 28,	September 23,
	2024	2023	$	%
Net Income	$7,694	$3,409	$4,285	125.7%

Net income for the first six months of fiscal year 2025 was $7.7 million, an increase of $4.3 million versus the first six months of fiscal year 2024. The year-over-year increase in net income was primarily due to higher operating income and lower interest expense, net.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the first six months of fiscal year 2025 was $19.1 million, an increase of $1.3 million or 7.1% versus the first six months of fiscal year 2024. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures.  The increase in Adjusted EBITDA during the first six months of fiscal year 2025 was primarily driven by increases in operating income and depreciation and amortization expense offset by the reduction in the NEXA earn-out adjustment.  As a percentage of revenue, Adjusted EBITDA decreased to 14.2% for the first six months of fiscal year 2025 from 14.4% for the first six months of fiscal year 2024, driven by the reduction in the NEXA earn-out adjustment.

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

	Second Quarter Ended		Six Months Ended
(dollars in thousands)	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Net Income	$3,286	$460	$7,694	$3,409
+ Interest (Income) Expense	(210)	890	(470)	1,704
+ Other Expense (Income)	232	(49)	363	15
+ Tax Provision	427	342	1,247	1,155
Operating Income	3,735	1,643	8,834	6,283
+ Depreciation & Amortization	4,399	3,269	8,512	6,059
+ Transaction Expense	33	328	467	513
+ Acquisition Earn-Out Adjustment	-	2,800	-	2,800
+ Other (Expense) Income	(232)	49	(363)	(15)
+ Non-cash Stock Compensation	926	1,241	1,623	2,171
Adjusted EBITDA	$8,861	$9,330	$19,073	$17,811

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

	Second Quarter Ended		Six Months Ended
	September 28,	September 23,	September 28,	September 23,
	2024	2023	2024	2023
Net Income	$3,286	$460	$7,694	$3,409
+ Amortization of Intangible Assets	1,888	1,416	3,637	2,509
+ Acquisition Amortization of Backlog	4	19	28	19
+ Acquisition Deal Costs	33	328	467	513
+ Acquisition Stock Expense	130	274	364	456
+ Income Tax Effect @ 25%	(514)	(509)	(1,124)	(874)
+ Acquisition Earn-Out Adjustment		2,800		2,800
Adjusted Net Income	4,827	4,788	11,066	8,832

Average Diluted Shares Outstanding	9,282	7,948	9,222	7,840

Diluted Earnings Per Share – GAAP	$0.35	$0.06	$0.83	$0.43

Adjusted Diluted Earnings Per Share	$0.52	$0.60	$1.20	$1.13

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

Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at our election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the revolving credit facility for the first six months of fiscal year 2025 was 7.1%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. We were in compliance with all loan covenants and requirements during the first six months of fiscal year 2025. Our leverage ratio, as defined in the Credit Agreement, was 0.08 at September 28, 2024, compared with 0.10 at March 30, 2024.

As of September 28, 2024, $80.0 million was available for borrowing under the revolving credit facility.  As of September 28, 2024, there were no amounts outstanding under the revolving credit facility.  During the first six months of fiscal year 2025 , we used $15.9 million, drawn from cash and cash equivalents on hand for a business acquisition.  During the first six months of fiscal year 2024, we used $12.9 million, drawn from the revolving credit facility for business acquisitions.

As of September 28, 2024, $3.0 million was outstanding on the 2018 Term Loan, of which $2.4 million was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended
	September 28,	September 23,
	2024	2023
Cash Provided by (Used in):
Operating Activities	$15,759	$15,972
Investing Activities	$(7,958)	$(18,326)
Financing Activities	$(3,346)	$2,313

Operating Activities: Net cash provided by operating activities was $15.8 million during the first six months of fiscal year 2025 compared to $16.0 million of net cash provided by operating activities during the first six months of fiscal year 2024. The year-over-year decrease in cash provided by operating activities was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased $1.2 million during the first six months of fiscal year 2025 inclusive of $3.1 million of accounts receivable acquired during the period. During the first six months of fiscal year 2024, accounts receivable decreased $0.3 million inclusive of $2.1 million of accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of September 28, 2024 and September 23, 2023 (dollars in thousands):

	September 28,	September 23,
	2024	2023
Net Sales, for the last two fiscal months	$49,548	$45,032
Accounts Receivable, net	$48,933	$44,382
Days Sales Outstanding	59	59

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $1.9 million during the first six months of fiscal year 2025. Our inventory balance decreased by $1.2 million during the first six months of fiscal year 2024 inclusive of $1.7 million of inventory acquired during the period.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.  Accounts payable increased $1.5 million during the first six months of fiscal year 2025.  Accounts payable decreased $3.3 million during the first six months of fiscal year 2024. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first six months of fiscal year 2025, accrued compensation and other current liabilities decreased by $8.6 million, inclusive of $0.2 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions. During the first six months of fiscal year 2024, accrued compensation and other current liabilities increased by $3.1 million, inclusive of $3.5 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions. The change from the first six months of fiscal year 2024 was largely due to the inclusion of the acquisition related transactions, partially offset by the timing of income taxes paid.

Investing Activities: During the first six months of fiscal years 2025 and 2024, we invested $7.6 million and $5.4 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first six months of fiscal years 2025 and 2024, we used $15.9 million and $12.9 million, respectively, for business acquisitions.

During the first six months of fiscal year 2024, we paid $0.3 million of other holdbacks related to business acquisitions.

Financing Activities: During the first six months of fiscal year 2025, $0.8 million in cash was generated from the issuance of common stock.  In addition, we used $1.2 million for scheduled repayments of our term loan and $3.0 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2025, which are shown as a repurchase of shares of our common stock.

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

OUTLOOK

We are very proud of the consistent results the Transcat team has delivered year in and year out over an extended period of time.  That said, it goes without saying we are disappointed with the NEXA-impacted aggregated results in fiscal year 2025 second quarter. We experienced isolated revenue challenges in the NEXA services channel in the quarter but believe the swift actions our team is already taking will rectify the situation as we continue to execute on our highly successful core growth strategy.

We expect fiscal year 2025 organic Service revenue growth to be in the mid-single digits when normalized for the extra week in fiscal 2024 and gross margin expansion. We anticipate a return to high single digit organic growth by the second quarter of fiscal year 2026.

Automation of our calibration processes and focus on productivity remain key enablers of margin expansion. We have demonstrated the ability to leverage these tools to improve our operational efficiency, which has become visible in our financial performance over time.

We continue to work our robust acquisition pipeline and are pleased with the potential flow of opportunities.

We expect our income tax rate to range between 21% and 23% for full fiscal year 2025. This estimate includes federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  During the first six months of fiscal year 2025, we had no borrowings under our revolving credit facility.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.4 million assuming borrowings of approximately $40 million under our revolving credit facility.  As of September 28, 2024, $80.0 million was available for borrowing under the revolving credit facility.  As of September 28, 2024, there were no amounts outstanding under the revolving credit facility. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of September 28, 2024, $3.0 million was outstanding under the 2018 Term Loan and was included in long-term debt and current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month through December 2025.

Effective July 1, 2023, at our option, we may borrow from our revolving credit facility at the variable one-month Daily Simple SOFR or at a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first six months of fiscal year 2025 for our revolving credit facility was 7.1%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan. On September 28, 2024, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first six months of fiscal year 2025 and 2024 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.1 million in both the first six months of fiscal years 2025 and 2024, respectively, was recognized as a component of Interest and Other Expense, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 28, 2024, we had a foreign exchange contract, which matured in October 2024, outstanding in the notional amount of $2.5 million. The foreign exchange contract was renewed in October 2024 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second quarter of fiscal year 2025) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 8, 2024, we issued 26,379 shares of common stock to former shareholders of Axiom to settle a $2.3 million holdback and, on August 11, 2024, we issued 4,763 shares of common stock to the former shareholder of SteriQual to settle a $0.4 million holdback. The shares were issued pursuant to an exemption from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

(3.1)	Articles of Incorporation and Bylaws

	3.1	Code of Regulations, as amended through September 11, 2024, are incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 13, 2024

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Exhibit furnished with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 6, 2024	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)