Form 10-Q
period 2024-12-28
TRANSCAT INC
filed 2025-02-05
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 28, 2024

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of January 31, 2025 was 9,309,470.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023

Service Revenue	$41,557	$41,509	$129,418	$122,793
Distribution Revenue	25,197	23,657	71,869	65,775
Total Revenue	66,754	65,166	201,287	188,568

Cost of Service Revenue	29,200	28,015	87,587	82,244
Cost of Distribution Revenue	17,875	16,215	50,160	46,553
Total Cost of Revenue	47,075	44,230	137,747	128,797

Gross Profit	19,679	20,936	63,540	59,771

Selling, Marketing and Warehouse Expenses	8,119	7,519	24,101	20,844
General and Administrative Expenses	9,460	9,123	28,505	28,350
Total Operating Expenses	17,579	16,642	52,606	49,194

Operating Income	2,100	4,294	10,934	10,577

Interest Expense	199	81	327	1,785
Interest Income	(219)	(347)	(817)	(347)
Other (Income) Expense	(1,009)	289	(646)	304
Total Interest and Other (Income)/Expense, net	(1,029)	23	(1,136)	1,742

Income Before Provision For Income Taxes	3,129	4,271	12,070	8,835
Provision for Income Taxes	772	923	2,019	2,078

Net Income	$2,357	$3,348	$10,051	$6,757

Basic Earnings Per Share	$0.26	$0.39	$1.10	$0.84
Average Shares Outstanding	9,230	8,615	9,147	8,060

Diluted Earnings Per Share	$0.25	$0.38	$1.09	$0.83
Average Shares Outstanding	9,326	8,752	9,243	8,187

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023
Net Income	$2,357	$3,348	$10,051	$6,757

Other Comprehensive (Loss)/Income :
Currency Translation Adjustment	(1,149)	364	(928)	488
Other, net of tax effects of ($5) and $3 for the third quarter ended December 28, 2024 and December 23, 2023, respectively; and ($1) and $7 for the nine months ended December 28, 2024 and December 23, 2023, respectively	(14)	9	(4)	21
Total Other Comprehensive (Loss)/Income	(1,163)	373	(932)	509

Comprehensive Income	$1,194	$3,721	$9,119	$7,266

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 28,	March 30,
	2024	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,640	$19,646
Marketable Securities	-	15,533
Accounts Receivable, less allowance for credit losses of $577 and $544 as of December 28, 2024 and March 30, 2024, respectively	51,621	47,779
Other Receivables	734	506
Inventory, net	13,793	17,418
Prepaid Expenses and Other Current Assets	5,771	4,276
Total Current Assets	76,559	105,158
Property and Equipment, net	50,490	38,944
Goodwill	176,617	105,585
Intangible Assets, net	57,682	19,987
Right to Use Assets, net	23,568	16,823
Other Assets	1,093	1,055
Total Assets	$386,009	$287,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$16,184	$11,495
Accrued Compensation and Other Current Liabilities	13,085	19,665
Current Portion of Long-Term Debt	2,410	2,339
Total Current Liabilities	31,679	33,499
Long-Term Debt	39,496	1,817
Deferred Tax Liabilities, net	9,255	9,291
Lease Liabilities	20,780	14,873
Other Liabilities	3,719	2,903
Total Liabilities	104,929	62,383

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,309,257 and 8,839,299 shares issued and outstanding as of December 28, 2024 and March 30, 2024, respectively	4,655	4,420
Capital in Excess of Par Value	190,200	141,624
Accumulated Other Comprehensive Loss	(1,881)	(949)
Retained Earnings	88,106	80,074
Total Shareholders' Equity	281,080	225,169
Total Liabilities and Shareholders' Equity	$386,009	$287,552

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 28,	December 23,
	2024	2023
Cash Flows from Operating Activities:
Net Income	$10,051	$6,757
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net (Gain)Loss on Disposal of Property and Equipment	(64)	24
Deferred Income Taxes	(36)	42
Depreciation and Amortization	12,941	9,841
Gain on Sale of Assets	(855)	-
Provision for Accounts Receivable and Inventory Reserves	147	379
Stock-Based Compensation Expense	2,075	3,338
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	1,848	3,819
Inventory	4,612	3,208
Prepaid Expenses and Other Current Assets	(1,419)	728
Accounts Payable	4,179	(5,194)
Accrued Compensation and Other Current Liabilities	(2,197)	3,947
Income Taxes Payable	(2,925)	-
Net Cash Provided by Operating Activities	28,357	26,889

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(10,502)	(9,099)
Business Acquisitions, net of cash acquired	(86,095)	(12,932)
Proceeds from Sale of Assets	1,100	-
Sales of Marketable Securities	15,533	-
Net Cash Used in Investing Activities	(79,964)	(22,031)

Cash Flows from Financing Activities:
Proceeds From/(Repayment of) Revolving Credit Facility, net	39,495	(42,713)
Repayments of Term Loan	(1,745)	(1,678)
Issuance of Common Stock, net of direct costs	1,766	75,714
Repurchase of Common Stock	(3,208)	(2,247)
Net Cash Provided by Financing Activities	36,308	29,076

Effect of Exchange Rate Changes on Cash and Cash Equivalents	293	(260)

Net (Decrease)/Increase in Cash and Cash Equivalents	(15,006)	33,674
Cash and Cash Equivalents at Beginning of Period	19,646	1,531
Cash and Cash Equivalents at End of Period	$4,640	$35,205

Supplemental Disclosure of Cash Flow Activity:
Cash (received)/paid during the period for:
Interest	$(611)	$1,652
Income Taxes, net	$6,859	$1,884
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$45,410	$34,769
Assets acquired and liabilities assumed in business combinations:
Accrued holdback and contingent consideration related to acquisitions	$1,343	$4,859
Contingent consideration treated as equity related to acquisitions	$750	$-
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$1,097	$737

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 25, 2023	7,562	$3,781	$27,886	$(1,200)	$69,163	$99,630
Issuance of Common Stock	82	42	6,988	-	-	7,030
Repurchase of Common Stock	(3)	(2)	(86)	-	(213)	(301)
Stock-Based Compensation	2	1	929	-	-	930
Other Comprehensive Income	-	-	-	482	-	482
Net Income	-	-	-	-	2,949	2,949
Balance as of June 24, 2023	7,643	$3,822	$35,717	$(718)	$71,899	$110,720
Issuance of Common Stock	313	156	27,967	-	-	28,123
Repurchase of Common Stock	(22)	(11)	(593)	-	(1,342)	(1,946)
Stock-Based Compensation	44	22	1,219	-	-	1,241
Other Comprehensive Loss	-	-	-	(346)	-	(346)
Net Income	-	-	-	-	460	460
Balance as of September 23, 2023	7,978	$3,989	$64,310	$(1,064)	$71,017	$138,252
Issuance of Common Stock	849	424	80,229	-	-	80,653
Direct costs of Stock Offering	-	-	(5,323)	-	-	(5,323)
Stock-Based Compensation	2	1	1,166	-	-	1,167
Other Comprehensive Income	-	-	-	373	-	373
Net Income	-	-	-	-	3,348	3,348
Balance as of December 23, 2023	8,829	$4,414	$140,382	$(691)	$74,365	$218,470

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 30, 2024	8,839	$4,420	$141,624	$(949)	$80,074	$225,169
Issuance of Common Stock	302	151	32,888	-	-	33,039
Contingent Consideration Classified as Equity	-	-	750	-	-	750
Repurchase of Common Stock	(13)	(7)	(652)	-	(961)	(1,620)
Stock-Based Compensation	16	8	689	-	-	697
Other Comprehensive Loss	-	-	-	(155)	-	(155)
Net Income	-	-	-	-	4,408	4,408
Balance as of June 29, 2024	9,144	$4,572	$175,299	$(1,104)	$83,521	$262,288
Issuance of Common Stock	53	26	3,251	-	-	3,277
Repurchase of Common Stock	(11)	(5)	(483)	-	(918)	(1,406)
Stock-Based Compensation	13	7	919	-	-	926
Other Comprehensive Income	-	-	-	386	-	386
Net Income	-	-	-	-	3,286	3,286
Balance as of September 28, 2024	9,199	$4,600	$178,986	$(718)	$85,889	$268,757
Issuance of Common Stock	111	56	10,803	-	-	10,859
Repurchase of Common Stock	(2)	(1)	(41)	-	(140)	(182)
Stock-Based Compensation	1	-	452	-	-	452
Other Comprehensive Loss	-	-	-	(1,163)	-	(1,163)
Net Income	-	-	-	-	2,357	2,357
Balance as of December 28, 2024	9,309	$4,655	$190,200	$(1,881)	$88,106	$281,080

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

Revenue recognized from prior period performance obligations for the third quarter of the fiscal year ending March 29, 2025 (“fiscal year 2025”) was immaterial. As of December 28, 2024, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of December 28, 2024 and March 30, 2024 were immaterial. See Note 4 for disaggregated revenue information.

	% of Total Net Sales
	Third Quarter Ended		Nine Months Ended
	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023
Point-in-Time	86.5%	88.8%	86.2%	89.9%
Over Time - Output Method	13.5%	11.2%	13.8%	10.1%
Total	100.0%	100.0%	100.0%	100.0%

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At each of December 28, 2024 and March 30, 2024, investment assets totaled $0.1 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal year 2025 and fiscal year 2024, the Company recorded non-cash stock-based compensation cost of $2.1 million and $3.3 million, respectively, in the Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency was a net loss of less than $0.1 million for the first nine months of fiscal year 2025 and anet gain of less than $0.1million for the first nine months of fiscal year 2024. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.2 million during each of the first nine months of fiscal years 2025 and 2024, was recognized as a component of Interest and Other (Income) Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 28, 2024, the Company had a foreign exchange contract, which matured in January 2025, outstanding in the notional amount of $2.9 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

For the third quarter of each of fiscal year 2025 and 2024, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share.  For the first nine months of each of fiscal years 2025 and 2024, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Third Quarter Ended		Nine Months Ended
	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023
Average Shares Outstanding – Basic	9,230	8,615	9,147	8,060
Effect of Dilutive Common Stock Equivalents	96	137	96	127
Average Shares Outstanding – Diluted	9,326	8,752	9,243	8,187
Anti-dilutive Common Stock Equivalents	53	37	42	46

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 30, 2024	$38,216	$67,369	$105,585	$6,993	$12,994	$19,987
Additions	21,693	49,713	71,406	5,360	37,880	43,240
Amortization	-	-	-	(2,220)	(3,297)	(5,517)
Currency Translation Adjustment	-	(374)	(374)	-	(28)	(28)
Net Book Value as of December 28, 2024	$59,909	$116,708	$176,617	$10,133	$47,549	$57,682

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	December 28,	March 30,
	2024	2024
Current Liabilities:
Accrued Payroll and Employee Benefits	$5,442	$5,508
Accrued Incentives	1,187	4,182
Current Portion of Lease Liabilities	3,331	2,510
Accrued Acquisition Holdbacks	1,347	2,577
Accrued Sales Tax	607	813
Accrued Contingent Consideration	-	529
Income Taxes Payable	-	2,926
Other Current Liabilities	1,171	620
Accrued Compensation and Other Current Liabilities	$13,085	$19,665

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,115	$1,134
Accrued Acquisition Holdbacks	1,647	1,647
Accrued Contingent Consideration	835	-
Other Non-Current Liabilities	122	122
Other Liabilities	$3,719	$2,903

Recent Accounting Guidance Not Yet Adopted:  In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280).  The ASU requires disclosures, on an annual and interim basis, of significant segment expenses and other segment items that are regularly provided to the Chief Operating Decision Maker ("CODM") as well as the title and position of the CODM. ASU 2023-07 is effective for annual periods beginning in fiscal 2025 and interim periods in fiscal year 2026 with early adoption permitted.  The adoption of this ASU is expected to impact the Company's financial statement disclosures but have no material impact on the Company's results of operations, cash flows or financial condition.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures: Disaggregation of Income Statement Expenses.  This guidance requires disclosures about significant expense categories, including but not limited to, inventory purchases, employee compensation, depreciation, amortization, and selling expenses. This amendment is effective for the Company's fiscal year 2028 and interim periods within fiscal year 2029.  The Company is currently assessing the impact of this guidance on its financial statement disclosures.

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

As of December 28, 2024, $80.0 million was available for borrowing under the revolving credit facility, of which $39.5 million was outstanding.

As of December 28, 2024, $2.4 million was outstanding on the 2018 Term Loan, all of which was included in current liabilities on the Consolidated Balance Sheets. The 2018 Term Loan requires total amortizing repayments (principal plus interest) of $0.2 million per month through its maturity date in December 2025.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first nine months of fiscal year 2025 was 5.6%.  Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio from exceeding 3.00 to 1.00. The Company was in compliance with all loan covenants and requirements during the first nine months of fiscal year 2025. The Company's leverage ratio, as defined in the Credit Agreement, was 0.97 at December 28, 2024, compared with 0.10 at March 30, 2024.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At December 28, 2024, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first nine months of fiscal year 2025 and fiscal year 2024 were $1.3 million and $0.7 million, respectively.

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

The following table summarizes the non-vested restricted stock units outstanding as of December 28, 2024 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	December 28, 2024
October 2018	October 2018 – September 2028	4	$20.81	Time Vested
March 2022	March 2022 – March 2025	1	$76.31	Time Vested
May 2022	May 2022 – March 2025	9	$63.17	Time Vested
May 2022	May 2022 – March 2025	8	$63.17	0% of target level
August 2022	August 2022 – August 2025	1	$78.04	Time Vested
May 2023	May 2023 – March 2026	8	$89.70	150% of target level
May 2023	May 2023 – March 2026	8	$89.70	Time Vested
May 2023	May 2023 – May 2026	11	$89.70	Time Vested
April 2024	April 2024 - April 2027	2	$107.13	Time Vested
April 2024	April 2024 - April 2027	1	$108.04	Time Vested
May 2024	May 2024 - May 2027	1	$119.45	Time Vested
May 2024	May 2024 - May 2027	1	$124.12	Time Vested
May 2024	May 2024 - March 2027	9	$124.12	100% of target level
May 2024	May 2024 - March 2027	10	$124.12	Time Vested
July 2024	July 2024 - July 2027	1	$116.91	Time Vested
September 2024	September 2024 - September 2025	6	$120.66	Time Vested
September 2024	September 2024 - September 2027	1	$123.33	100% of target level
September 2024	September 2024 - September 2027	1	$123.33	Time Vested
December 2024	December 2024 - December 2027	9	$103.44	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $1.5 million and $2.4 million in the first nine months of fiscal year 2025 and fiscal year 2024, respectively. As of December 28, 2024, unearned compensation, to be recognized over the grants’ respective service periods, totaled $5.0 million based on estimated achievement levels as of December 28, 2024.  If the maximum performance levels were achieved, the unearned compensation could be a maximum of $6.4 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first nine months of fiscal year 2025 and fiscal year 2024:

	Third Quarter Ended		Nine Months Ended
	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023

Risk-Free Interest Rate	N/A	4.84%	4.35%	4.09%
Volatility Factor	N/A	37.31%	40.98%	37.12%
Expected Term (in Years)	N/A	6.50	4.00	6.30
Annual Dividend Rate	N/A	0.00%	0.00%	0.00%

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

During the first nine months of fiscal year 2025, the Company granted options for 10,000 shares of common stock in the aggregate to Company employees that vest over three years.

During the first nine months of fiscal year 2024, the Company granted options for 7,000 shares of common stock in the aggregate to Company employees that vest over three years, an option for 10,000 shares of common stock to a Company employee that vests over five years and options for 20,000 shares of common stock (10,000 each) to two Company directors that vest over five years.

The expense related to all stock option awards was $0.6 million in the first nine months of fiscal year 2025 and $0.9 million in the first nine months of fiscal year 2024.

The following table summarizes the Company’s options as of and for the first nine months ended December 28, 2024 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 30, 2024	234	$63.43
Granted	10	$112.93
Exercised	(37)	$34.21
Forfeited	(32)	$38.07
Outstanding as of December 28, 2024	175	$72.42	6	$5,862
Exercisable as of December 28, 2024	64	$59.49	6	$2,954

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2025 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 28, 2024. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of December 28, 2024 was $1.7 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first nine months of fiscal year 2025 was $3.2 million and during the first nine months of fiscal year 2024 was $0.3 million. Cash received from the exercise of options in the first nine months of fiscal year 2025 was $1.3 million and during the first nine months of fiscal year 2024 was $0.1 million.

NOTE 4 – SEGMENT INFORMATION

The basis for determining our operating segments is the manner in which financial information is used in monitoring our operations. Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. The Company has no inter-segment sales. We believe that reporting performance at the operating income level is the best indicator of segment performance. The following table presents segment and geographic data for the third quarter and first nine months of fiscal year 2025 and fiscal year 2024 (dollars in thousands):

	Third Quarter Ended		Nine Months Ended
	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023
Revenue:
Service	$41,557	$41,509	$129,418	$122,793
Distribution	25,197	23,657	71,869	65,775
Total	66,754	65,166	201,287	188,568

Gross Profit:
Service	12,357	13,494	41,831	40,549
Distribution	7,322	7,442	21,709	19,222
Total	19,679	20,936	63,540	59,771

Operating Expenses:
Service (1)	10,945	10,528	32,624	33,649
Distribution (1)	6,634	6,114	19,982	15,545
Total	17,579	16,642	52,606	49,194

Operating Income:
Service	1,412	2,966	9,207	6,900
Distribution	688	1,328	1,727	3,677
Total	2,100	4,294	10,934	10,577

Unallocated Amounts:
Interest and Other (Income)/Expense, net	(1,029)	23	(1,136)	1,742
Provision for Income Taxes	772	923	2,019	2,078
Total	(257)	946	883	3,820

Net Income	$2,357	$3,348	$10,051	$6,757

Geographic Data:
Revenues to Unaffiliated Customers (2)
United States (3)	$61,064	$59,090	$184,296	$170,466
Canada	4,424	4,083	12,690	12,226
Other International	1,266	1,993	4,301	5,876
Total	$66,754	$65,166	$201,287	$188,568

(1)	Operating expense allocations between segments are based on actual amounts, a percentage of revenues, headcount, and management’s estimates.
(2)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(3)	United States includes Puerto Rico.

NOTE 5 – BUSINESS ACQUISITIONS

Martin:  Effective December 10, 2024, the Company acquired Martin Calibration, Inc, a privately-held Minnesota calibration services company ("Martin"). Martin is ISO 17025 certified.  This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities.

The Martin goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. The goodwill and intangible assets relating to the Martin acquisition have preliminarily been allocated to the Service segment. Intangible assets related to the Martin acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 30  years and are deductible for tax purposes. Amortization of goodwill related to the Martin acquisition is deductible for income tax purposes.

The total purchase price for Martin was approximately $80.4 million consisting of $70.4 million in cash and the issuance of our common stock valued at $10.0 million, including $2.0 million placed in escrow for certain post-closing adjustments and indemnification claims, if any.

The purchase price allocation is subject to revision based upon our final review of tangible and intangible asset valuation assumptions, working capital adjustments, assets acquired, liabilities assumed and consideration transferred. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Martin's assets and liabilities acquired on December 10, 2024 (in thousands):

Goodwill		$38,871
Intangible Assets – Customer Base & Contracts		32,000
Intangible Assets – Trademarks and Tradenames		3,200
		74,071

Plus:	Cash	200
	Accounts Receivable	3,949
	Property and Equipment	3,412
	Right To Use Assets	5,811
	Other Current Assets	58
Less:	Current Liabilities	(1,320)
	Lease Liabilities	(5,813)
Total Purchase Price		$80,368

From the date of acquisition through the end of the third quarter of fiscal year 2025, Martin has contributed revenue of $1.3 million and an operating income of $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

Pursuant to the Becnel agreement, the purchase price is subject to reduction by $2.0 million if certain revenue targets are not met through April 15, 2026.  As of April 15, 2024 and December 28, 2024, the estimated fair value of this contingent consideration, classified as Level 3 in the fair value hierarchy, was approximately $1.5 million and $1.6 million, respectively. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 11.00%, 2) risk-free interest rate of 5.00%, 3) asset volatility of 30.00%, and 4) forecasted revenue.  50% of this contingent consideration is payable in cash and 50% of this contingent consideration is payable in 9,283 shares of Transcat common stock.  The cash portion of the contingent consideration is classified as a liability and is recorded in other liabilities in the Consolidated Balance Sheets.  The stock portion of the contingent consideration is classified as equity and is recorded in shareholders equity in the Consolidated Balance Sheets.  The contingent consideration payout will either be $0 or $2.0 million depending on the revenue target achievement.

This cash portion of the contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the cash portion of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. There was no impact from the remeasurement done during the first nine months of fiscal year 2025.  Due to the uncertainty with utilizing these significant unobservable inputs for this Level 3 fair value measurement, materially higher or lower fair value measurements may be recognized at subsequent remeasurement periods.  The stock portion of the contingent consideration is remeasured quarterly.  If, as a result of the measurement, the value of the stock portion of the contingent consideration changes, any changes will be included in the Consolidated Balance Sheets as a component of shareholders equity.

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

From the date of acquisition through the end of the third quarter of fiscal year 2025, Becnel has contributed revenue of $7.1 million and an operating loss of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first nine months of fiscal year 2025, Axiom has contributed revenue of $6.6 million and operating income of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first nine months of fiscal year 2025, SteriQual has contributed revenue of $1.7 million and operating loss of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During the first nine months of fiscal year 2025, TIC-MS has contributed revenue of $2.7 million and operating income of $1.3 million, which includes the negative impact of amortization of the acquired intangible assets.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Martin, Becnel, Axiom, SteriQual and TIC-MS had occurred at the beginning of fiscal year 2024. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
(in thousands except per share information)	December 28, 2024	December 23, 2023	December 28, 2024	December 23, 2023

Total Revenue	$71,654	$75,422	$220,462	$224,764
Net Income	$2,481	$1,390	$10,405	$5,625
Basic Earnings Per Share	$0.27	$0.16	$1.14	$0.70
Diluted Earnings Per Share	$0.27	$0.16	$1.13	$0.69

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of December 28, 2024, $1.3 million of other holdback amounts unpaid are reflected in current liabilities on the Consolidated Balance Sheets and $0.8 million of contingent consideration and $1.6 million of other holdback amounts unpaid are reflected in other liabilities on the Consolidated Balance Sheets. During the first nine months of fiscal year 2025, $0.5 million was paid to settle the earn-out obligation due to Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management)(“NEXA”) for calendar 2023.  This amount was paid in 4,320 shares of Transcat common stock. During the first nine months of fiscal year 2025, $2.3 million was paid to settle a holdback due to Axiom.  This amount was paid in 26,379 shares of Transcat common stock.  During the first nine months of fiscal year 2025, $0.4 million was paid to settle a holdback to SteriQual.  This amount was paid in 4,763 shares of Transcat common stock.  During the first nine months of fiscal year 2024, no contingent consideration and $0.8 million of other holdback amounts were paid.

During the first nine months of fiscal year 2025 and fiscal year 2024, acquisition costs of $1.2 million and $0.7 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

NOTE 6 – SALE OF ASSETS

On October 30, 2024, the Company entered into an asset purchase agreement with Wiscale, LLC, a Wisconsin limited liability company and subsidiary of Nesnah Ventures, LLC (the “Purchaser”), pursuant to which the Company sold the assets, and certain liabilities, of the Company’s United Scale & Engineering division which is engaged in the business of selling, renting and servicing weighing systems, scales and balances, including truck scales, and related parts to the Purchaser. The aggregate consideration received by the Company for the sale was $1.1 million, subject to customary closing adjustments.  A gain of $0.8 million was recorded in the third quarter of fiscal year 2025 as a component of Other Income in the Consolidated Statement of Income.

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

RESULTS OF OPERATIONS

Executive Summary

During our third quarter of fiscal year 2025, we had consolidated revenue of $66.8 million. This represented an increase of $1.6 million or 2.4% versus the third quarter of fiscal year 2024. This increase was primarily due to acquisitions.  Acquired revenue, which represents revenue from acquisitions completed after the end of the prior period, was $3.7 million.  Organic revenue decreased by 3.9% versus the third quarter of fiscal year 2024.  See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.

Our third quarter of fiscal year 2025 gross profit was $19.7 million. This was a decrease of $1.3 million or 6.0% versus the third quarter of fiscal year 2024. In addition, consolidated gross margin was 29.5%, a decrease of 260 basis points versus the third quarter of fiscal year 2024. This decrease was due to organic revenue decreases and lower margins from NEXA.

Total operating expenses were $17.6 million in the third quarter of fiscal year 2025, an increase of $0.9 million or 5.6% when compared to the prior fiscal year third quarter. Included in operating expenses during the third quarter of fiscal year 2025 were incremental operating expenses from the acquisitions of Martin and  Becnel, investments in technology and higher incentive-based employee costs due to higher sales.  As a percentage of total revenue, operating expenses were 26.3% in the third quarter of fiscal year 2025, up 80 basis points from 25.5% in the third quarter of fiscal year 2024. Operating income was $2.1 million, a decrease of $2.2 million, or 51.1% and operating margin decreased from 6.6% to 3.1% in the third quarter of fiscal year 2025.

Net income was $2.4 million in the third quarter of fiscal year 2025 versus $3.3 million in the third quarter of fiscal year 2024. The increase was primarily due to lower operating income offset by increases in other income.

The following table presents, for the third quarter and for the first nine months of fiscal year 2025 and fiscal year 2024, the components of our Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023
As a Percentage of Total Revenue:
Service Revenue	62.3%	63.7%	64.3%	65.1%
Distribution Revenue	37.7%	36.3%	35.7%	34.9%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	29.7%	32.5%	32.3%	33.0%
Distribution Gross Profit	29.1%	31.5%	30.2%	29.2%
Total Gross Profit	29.5%	32.1%	31.6%	31.7%

Selling, Marketing and Warehouse Expenses	12.2%	11.5%	12.0%	11.1%
General and Administrative Expenses	14.2%	14.0%	14.2%	15.0%
Total Operating Expenses	26.3%	25.5%	26.1%	26.1%

Operating Income	3.1%	6.6%	5.4%	5.6%

Interest and Other (Income)/Expense, net	(1.5)%	0.0%	(0.6)%	0.9%

Income Before Provision for Income Taxes	4.7%	6.6%	6.0%	4.7%
Provision for Income Taxes	1.2%	1.5%	1.0%	1.1%

Net Income	3.5%	5.1%	5.0%	3.6%

Third QUARTER ENDED December 28, 2024 COMPARED TO Third QUARTER ENDED December 23, 2023 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 28,	December 23,
	2024	2023	$	%
Revenue:
Service	$41,557	$41,509	$48	0.1%
Distribution	25,197	23,657	1,540	6.5%
Total	$66,754	$65,166	$1,588	2.4%

Total revenue was $66.8 million, an increase of $1.6 million, or 2.4%, in our fiscal year 2025 third quarter compared to the prior fiscal year third quarter.

Service revenue, which accounted for 62.3% and 63.7% of our total revenue in the third quarter of fiscal years 2025 and 2024, respectively, increased $0.1 million or 0.1% from the third quarter of fiscal year 2024 to the third quarter of fiscal year 2025. This year-over-year increase included $2.0 million in revenue from the acquisitions of Martin and Becnel.  Organic revenue decreased by 3.9% due to fewer business days compared to the third quarter of fiscal year 2024, driven by the timing of the Christmas holiday in the current quarter and lower revenue from NEXA.

Our fiscal years 2025 and 2024 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2025			FY 2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	0.1%	6.4%	9.8%	17.5%	15.4%	17.5%	17.6%

The lower growth in Service revenue during the third quarter of fiscal year 2025 was primarily due to fewer business days compared to the third quarter of fiscal year 2024, driven by the timing of the Christmas holiday in the current quarter and to a decline in our NEXA cost control and optimization services channel as compared to the prior year quarter. We expect to fully integrate NEXA’s sales and marketing into our existing process to drive anticipated revenue growth. Within any fiscal year, while we add new customers, we also have customers from the prior fiscal year whose service orders may not repeat for any number of factors. Among those factors are variations in the timing of periodic calibrations and other services, customer capital expenditures and customer outsourcing decisions. Because the timing of Service segment orders can vary on a quarter-to-quarter basis, we believe trailing twelve-month information provides a better indication of the progress of this segment.

The following table presents the trailing twelve-month Service segment revenue for the first three quarters of fiscal year 2025 and each quarter in fiscal year 2024 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2025			FY 2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$176,054	$176,006	$173,450	$169,525	$162,556	$157,024	$150,860
Service Revenue Growth	8.3%	12.1%	15.0%	17.0%	16.3%	17.1%	17.6%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue, and the percentage of Service revenue derived from each source for the first three quarters of fiscal year 2025 and for each quarter during fiscal year 2024:

	FY 2025			FY 2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	85.1%	86.6%	86.9%	87.0%	86.2%	85.8%	87.3%
Outsourced	13.7%	12.3%	12.0%	11.9%	12.6%	13.0%	11.6%
Freight Billed to Customers	1.2%	1.1%	1.1%	1.1%	1.2%	1.2%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution revenue accounted for 37.7% of our total revenue in the third quarter of fiscal year 2025 and 36.3% of our total revenue in the third quarter of fiscal year 2024. During the third quarter of fiscal year 2025, Distribution segment revenue was $25.2 million which was an increase of $1.5 million or 6.5%.  This increase was due to $1.7 million of incremental revenue from the acquisition of Becnel, incremental traditional rental revenue, offset by lower revenue from our non-rental products.

The following table presents the quarterly historical trend of Distribution revenue in fiscal years 2025 and 2024 compared to the prior year fiscal quarter:

	FY 2025			FY 2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Revenue Growth (Decline)	6.5%	11.1%	10.5%	8.4%	10.4%	0.9%	(0.2)%

The Distribution segment revenue increase for the third quarter of fiscal year 2025 versus the third quarter of fiscal year 2024 was due to revenue from the acquisition of Becnel and increases in traditional rental products.

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

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first and third quarter of fiscal year 2025 and each quarter of fiscal year 2024:

	FY 2025			FY 2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,992	$4,102	$4,713	$5,079	$4,652	$6,332	$7,109
% of Pending Product
Shipments that were Backorders	84.0%	84.7%	78.4%	88.8%	82.0%	87.4%	85.0%

Our total pending product shipments at the end of the third quarter of fiscal year 2025 were $4.0 million, a decrease of $0.7 million versus the end of the third quarter of fiscal year 2024 and a decrease of $1.1 million since March 30, 2024. The decrease in pending product shipments and backorders was a result of improved fulfillment of existing orders.

Gross Profit:

	Third Quarter Ended		Change
	December 28,	December 23,
	2024	2023	$	%
Gross Profit:
Service	$12,357	$13,494	$(1,137)	(8.4)%
Distribution	7,322	7,442	(120)	(1.6)%
Total	$19,679	$20,936	$(1,257)	(6.0)%

Total gross profit for the third quarter of fiscal year 2025 was $19.7 million, a decrease of $1.3 million or 6.0% versus the third quarter of fiscal year 2024. Total gross margin was 29.5% in the third quarter of fiscal year 2025, down from 32.1% in the third quarter of fiscal year 2024, a 260 basis point decrease.

Service gross profit in the third quarter of fiscal year 2025 decreased $1.1 million, or 8.4%, from the third quarter of fiscal year 2024. Service gross margin was 29.7% in the third quarter of fiscal year 2025, a 280 basis point decrease versus the 32.5% in the third quarter of fiscal year 2024. This decrease in Service gross margin was the result of organic revenue decreases and lower margins from NEXA.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2025			FY 2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	29.7%	33.1%	34.0%	35.7%	32.5%	34.0%	32.5%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution revenue:

	FY 2025			FY 2024
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	29.1%	27.9%	33.9%	30.3%	31.5%	28.3%	27.7%

Distribution segment gross margin was 29.1% in the third quarter of fiscal year 2025 versus 31.5% in the third quarter of fiscal year 2024, a 240 basis point decrease. The decrease in Distribution gross margin was due to the mix of non-rental products sold.

Operating Expenses:

	Third Quarter Ended		Change
	December 28,	December 23,
	2024	2023	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$8,119	$7,519	$600	8.0%
General and Administrative	9,460	9,123	337	3.7%
Total	$17,579	$16,642	$937	5.6%

Total operating expenses were $17.6 million in the third quarter of fiscal year 2025 versus $16.6 million during the third quarter of fiscal year 2024. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions.  The increase in general and administrative expenses is due to incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 26.3% in the third quarter of fiscal year 2025 and 25.5% in the third quarter of fiscal year 2024, an increase of 80 basis points.

Income Taxes:

	Third Quarter Ended		Change
	December 28,	December 23,
	2024	2023	$	%
Provision for Income Taxes	$772	$923	$(151)	(16.4)%

Our effective tax rate for the third quarter of fiscal years 2025 and 2024 was 24.7% and 21.6%, respectively. The tax provision is impacted by lower operating income and lower pretax net income. The increase in effective tax rate is due to the timing of our discrete items in relation to the timing of our pre-tax net income.  Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the third quarter of fiscal years 2025 and 2024 was $0.1 million and less than $0.1 million, respectively.

Net Income:

	Third Quarter Ended		Change
	December 28,	December 23,
	2024	2023	$	%
Net Income	$2,357	$3,348	$(991)	(29.6)%

Net income for the third quarter of fiscal year 2025 decreased from the third quarter of fiscal year 2024 primarily due to lower operating income slightly offset by higher other income as a result of the sale of assets related to our United Scale division.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the third quarter of fiscal year 2025 was $7.9 million, a decrease of $1.2 million or 13.2% versus the third quarter of fiscal year 2024. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA decreased to 11.9% for the third quarter of fiscal year 2025 from 14.0% for the third quarter of fiscal year 2024. The decrease in Adjusted EBITDA during the third quarter of fiscal year 2025 was primarily driven by decreases in operating income and non-cash stock compensation, offset by increased acquisition related transaction expenses.

Nine Months Ended December 28, 2024 COMPARED TO Nine Months Ended December 23, 2023 (dollars in thousands):

Revenue:

	Nine Months Ended		Change
(dollars in thousands)	December 28,	December 23,
	2024	2023	$	%
Revenue:
Service	$129,418	$122,793	$6,625	5.4%
Distribution	71,869	65,775	6,094	9.3%
Total	$201,287	$188,568	$12,719	6.7%

Service revenue, which accounted for 64.3% and 65.1% of our total revenue in the first nine months of fiscal years 2025 and 2024, respectively, increased $6.6 million or 5.4% from the first nine months of fiscal year 2024 to the first nine months of fiscal year 2025. This year-over-year increase included $4.2 million in revenue from the acquisitions of SteriQual, Becnel and Martin, and also included organic revenue growth of 2.3% driven by continued market share gains.

Distribution revenue, which accounted for 35.7% and 34.9% of our total revenue in the first nine months of fiscal years 2025 and 2024, respectively, increased $6.1 million, or 9.3%, from the first nine months of fiscal year 2024 to the first nine months of fiscal year 2025. This year-over-year increase is primarily due to $8.2 million of incremental revenue from the acquisitions of Axiom and Becnel, and increases in traditional rental revenue offset by lower revenue from our non-rental products.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	December 28,	December 23,
	2024	2023	$	%
Gross Profit:
Service	$41,831	$40,549	$1,282	3.2%
Distribution	21,709	19,222	2,487	12.9%
Total	$63,540	$59,771	$3,769	6.3%

Total gross profit for the first nine months of fiscal year 2025 was $63.5 million, an increase of $3.8 million or 6.3% versus the first nine months of fiscal year 2024. Total gross margin was 31.6% in the first nine months of fiscal year 2025, down from 31.7% in the first nine months of fiscal year 2024, a 10 basis point decrease. This decrease in gross margin was primarily due to increased revenue in our traditional calibration Services offset by lower revenue and gross margins for NEXA and a favorable sales mix driven by increases in rental revenue in the Distribution segment.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	December 28,	December 23,
	2024	2023	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$24,101	$20,844	$3,257	15.6%
General and Administrative	28,505	28,350	155	0.5%
Total	$52,606	$49,194	$3,412	6.9%

Total operating expenses were $52.6 million in the first nine months of fiscal year 2025 versus $49.2 million during the first nine months of fiscal year 2024, an increase of $3.4 million or 6.9%. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses is due to incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology, offset by the NEXA earn-out adjustment in the second quarter of fiscal year 2024.

As a percentage of total revenue, operating expenses were 26.1% in the first nine months of both fiscal year 2025 and fiscal year 2024.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	December 28,	December 23,
	2024	2023	$	%
Provision for Income Taxes	$2,019	$2,078	$(59)	(2.8)%

Our effective tax rate for the first nine months of fiscal years 2025 and 2024 was 16.7% and 23.5%, respectively.  The tax provision is impacted by higher operating income and lower interest expense. The decrease in effective tax rate is due to the increase in our discrete items.  Our quarterly provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first nine months of fiscal years 2025 and 2024 was $1.3 million and $0.7 million, respectively.

Net Income:

	Nine Months Ended		Change
	December 28,	December 23,
	2024	2023	$	%
Net Income	$10,051	$6,757	$3,294	48.7%

Net income for the first nine months of fiscal year 2025 was $10.1 million, an increase of $3.3 million versus the first nine months of fiscal year 2024. The year-over-year increase in net income was primarily due to higher operating income, lower interest expense, net and higher other income related to the sale of assets related to our United Scale division.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the first nine months of fiscal year 2025 was $27.0 million, an increase of $0.1 million or 0.2% versus the first nine months of fiscal year 2024. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures.  The increase in Adjusted EBITDA during the first nine months of fiscal year 2025 was primarily driven by increases in depreciation and amortization expense and acquisition related transaction expenses offset by the reduction in the NEXA earn-out adjustment and non-cash stock compensation.  As a percentage of revenue, Adjusted EBITDA decreased to 13.4% for the first nine months of fiscal year 2025 from 14.3% for the first nine months of fiscal year 2024, driven by the reduction in the NEXA earn-out adjustment.

Non-GAAP Financial Measures

Adjusted EBITDA

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense, acquisition related transaction expenses, and certain other expenses), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, stock-based compensation expense and other items, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Third Quarter Ended		Nine Months Ended
(dollars in thousands)	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023
Net Income	$2,357	$3,348	$10,051	$6,757
+ Interest (Income) Expense	(20)	(266)	(490)	1,438
+ Other Expense (Income)	(1,009)	289	(646)	304
+ Tax Provision	772	923	2,019	2,078
Operating Income	2,100	4,294	10,934	10,577
+ Depreciation & Amortization	4,430	3,783	12,942	9,842
+ Transaction Expense	778	78	1,244	591
+ Acquisition Earn-Out Adjustment	-	87	-	2,887
+ Other (Expense) Income	154	(289)	(208)	(304)
+ Non-cash Stock Compensation	452	1,167	2,075	3,338
Adjusted EBITDA	$7,914	$9,120	$26,987	$26,931

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

	Third Quarter Ended		Nine Months Ended
	December 28,	December 23,	December 28,	December 23,
	2024	2023	2024	2023
Net Income	$2,357	$3,348	$10,051	$6,757
+ Amortization of Intangible Assets	1,879	1,674	5,516	4,183
+ Acquisition Amortization of Backlog	-	24	28	43
+ Acquisition Deal Costs	778	78	1,245	591
+ Acquisition Stock Expense	(261)	265	103	721
+ Income Tax Effect @ 25%	(599)	(532)	(1,723)	(1,406)
+ Acquisition Earn-Out Adjustment	-	87	-	2,887
Adjusted Net Income	4,154	4,944	15,220	13,776

Average Diluted Shares Outstanding	9,326	8,752	9,243	8,187

Diluted Earnings Per Share – GAAP	$0.25	$0.38	$1.09	$0.83

Adjusted Diluted Earnings Per Share	$0.45	$0.56	$1.65	$1.68

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

Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at our election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the revolving credit facility for the first nine months of fiscal year 2025 was 5.6%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. We were in compliance with all loan covenants and requirements during the first nine months of fiscal year 2025. Our leverage ratio, as defined in the Credit Agreement, was 0.97 at December 28, 2024, compared with 0.10 at March 30, 2024.

As of December 28, 2024, $80.0 million was available for borrowing under the revolving credit facility, of which, $39.5 million was outstanding.  During the first nine months of fiscal year 2025, we used $86.1 million, drawn from cash and cash equivalents on hand and our revolving credit facility, for business acquisitions.  During the first nine months of fiscal year 2024, we used $12.9 million, drawn from the revolving credit facility for business acquisitions.

As of December 28, 2024, $2.4 million was outstanding on the 2018 Term Loan, all of which was included in current liabilities on the Consolidated Balance Sheets. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended
	December 28,	December 23,
	2024	2023
Cash Provided by (Used in):
Operating Activities	$28,357	$26,889
Investing Activities	$(79,964)	$(22,031)
Financing Activities	$36,308	$29,076

Operating Activities: Net cash provided by operating activities was $28.4 million during the first nine months of fiscal year 2025 compared to $26.9 million of net cash provided by operating activities during the first nine months of fiscal year 2024. The year-over-year increase in cash provided by operating activities was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased $3.8 million during the first nine months of fiscal year 2025 inclusive of $7.0 million of accounts receivable acquired during the period. During the first nine months of fiscal year 2024, accounts receivable decreased $1.4 million inclusive of $2.6 million of accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of December 28, 2024 and December 23, 2023 (dollars in thousands):

	December 28,	December 23,
	2024	2023
Net Sales, for the last two fiscal months	$46,080	$45,501
Accounts Receivable, net	$51,621	$43,307
Days Sales Outstanding	67	57

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance decreased $3.6 million during the first nine months of fiscal year 2025. Our inventory balance decreased by $0.8 million during the first nine months of fiscal year 2024 inclusive of $1.8 million of inventory acquired during the period.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors.  Accounts payable increased $4.7 million during the first nine months of fiscal year 2025 inclusive of $0.5 million of accounts payable acquired during the period.  Accounts payable decreased $4.5 million during the first nine months of fiscal year 2024. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first nine months of fiscal year 2025, accrued compensation and other current liabilities decreased by $6.6 million, inclusive of $1.0 million from assumed liabilities and purchase price holdbacks from acquisition transactions. During the first nine months of fiscal year 2024, accrued compensation and other current liabilities increased by $5.5 million, inclusive of $4.0 million from assumed liabilities and purchase price holdbacks from acquisition transactions. The change from the first nine months of fiscal year 2024 was largely due to the inclusion of the acquisition related transactions, partially offset by the timing of income taxes paid.

Investing Activities: During the first nine months of fiscal years 2025 and 2024, we invested $10.5 million and $9.1 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first nine months of fiscal years 2025 and 2024, we used $86.1 million and $12.9 million, respectively, for business acquisitions.

During the first nine months of fiscal year 2024, we paid $0.8 million of other holdbacks related to business acquisitions.

Financing Activities: During the first nine months of fiscal year 2025, $39.5 million was borrowed from our revolving line of credit and $1.8 million in cash was generated from the issuance of common stock.  In addition, we used $1.7 million for scheduled repayments of our term loan and $3.2 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2025, which are shown as a repurchase of shares of our common stock.

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

OUTLOOK

The Transcat team has consistently delivered excellent results over an extended period. We are disappointed with the Service organic revenue decline in the third quarter of fiscal year 2025 as the timing of the holiday impacted the quarter’s results.  Looking ahead, we believe our growth investments, track record of strong execution, and diversified portfolio will drive sustainable organic revenue growth.  We expect fiscal year 2025 Service organic revenue growth in the mid-to-low single digits and gross margin expansion, when normalized for the extra week in fiscal year 2024.  Due to our strong Service sales pipeline, we anticipate a return to more historic organic growth levels in fiscal year 2026.  We have demonstrated the ability to leverage automation of our calibration processes and focus on productivity to improve our operational efficiency.  These tools remain key enablers of gross margin expansion.  We are very excited about the acquisition of Martin Calibration due to Martin’s commitment to quality, extensive customer base, geographic coverage, and strong culture.  We believe that Transcat, together with Martin, is a perfect match.

We expect our income tax rate to range between 21% and 23% for full fiscal year 2025. This estimate includes federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.5 million assuming our borrowing levels at December 28, 2024 remained constant under the revolving credit facility.

As of December 28, 2024, $80.0 million was available for borrowing under the revolving credit facility.  As of December 28, 2024, there was $39.5 million outstanding under the revolving credit facility. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of December 28, 2024, $2.4 million was outstanding under the 2018 Term Loan and was included in the current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month through December 2025.

Effective July 1, 2023, at our option, we may borrow from our revolving credit facility at the variable one-month Daily Simple SOFR or at a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first nine months of fiscal year 2025 for our revolving credit facility was 5.6%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan. On December 28, 2024, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first nine months of fiscal year 2025 and 2024 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.2 million in both the first nine months of fiscal years 2025 and 2024, respectively, was recognized as a component of Interest and Other Expense, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On December 28, 2024, we had a foreign exchange contract, which matured in January 2025, outstanding in the notional amount of $2.9 million. The foreign exchange contract was renewed in January 2025 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our third quarter of fiscal year 2025) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

	2.1^	Membership Unit Purchase Agreement, dated December 10, 2024, by and among Transcat, Inc., Martin Holding Inc., and Richard L. Brion is incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-42435) filed on January 22, 2025.

(10)	Material Contracts

	10.1^	Registration Rights Agreement, dated December 10, 2024 by and among Transcat, Inc., Martin Holding Inc., and Richard L. Brion is incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-42435) filed on January 22, 2025.

	10.2#	Form of Agreement for Severance Upon Change in Control is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Exhibit furnished with this report.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
#	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: February 5, 2025	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: February 5, 2025	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)