Form 10-K
period 2025-03-29
TRANSCAT INC
filed 2025-05-27
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 29, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 27, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $1.1 billion. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 27, 2024, as reported on the Nasdaq Global Market.

The number of shares of common stock of the registrant outstanding as of May 22, 2025 was 9,317,682.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders expected to be held on September 10, 2025 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

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

These factors include, but are not limited to:

●	general economic conditions applicable to our business, including impacts from the ongoing inflationary environment,
●	the highly competitive nature of the industries in which we compete,
●	the significant competition we face in our Distribution segment,
●	the concentration of Service segment customers in the life science and other FDA-regulated businesses, as well as the industrial manufacturing, aerospace, defense, energy and utilities industries,
●	any impairment of our goodwill or intangible assets,
●	tariffs and changing trade relations, regional and international conflicts and political conditions,
●	negative publicity and other reputational harm,
●	our ability to successfully complete and integrate business acquisitions,
●	potential unexpected liabilities associated with companies we acquire,
●	cybersecurity risks, including the risk of significant disruptions in our information technology systems,
●	our ability to recruit, train and retain quality employees, skilled technicians and senior management,
●	our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers,
●	the prices we are able to charge for our services in our Service segment,
●	our ability to adapt our technology,
●	reliance on our enterprise resource planning system,
●	supply chain delays, disruptions or product shortages,
●	the risks related to current and future indebtedness,
●	foreign currency rate fluctuations,
●	risks related to protecting our intellectual property,
●	the impact of adverse weather events or other catastrophes, natural disasters or widespread public health crises, pandemics or other epidemics,
●	fluctuations in our operating results,
●	the volatility of our stock price and the relatively low trading volume of our common stock,
●	changes in tax rates, accounting standards, legal requirements and listing standards, and
●	legal and regulatory risks related to our international operations.

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

Through the Company’s acquisition strategy, we have been focused on building out our business segments, expanding our core calibration business, as well as entering new geographic markets and entering adjacent and complimentary markets. This has been demonstrated by the acquisitions of Martin Calibration, Inc. ("Martin") and Becnel Rental Tools, LLC ("Becnel") in our fiscal year ended March 29, 2025 ("fiscal year 2025") and Axiom Test Equipment, Inc. (“Axiom”), SteriQual, Inc. (“SteriQual”) and TIC-MS, Inc. ("TIC-MS") in our fiscal year ended March 30, 2024 ("fiscal year 2024").

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® and our online customer portal, C3®. Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic onsite services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year 2025, we operated thirty-three calibration service centers (“Calibration Service Centers”) strategically located across the United States, Puerto Rico, Canada and Ireland. We also serve our customers onsite at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations that we refer to as “client-based labs,” where we provide calibration services, and in some cases other related services, exclusively for the customer and where we reside and work every day. We also have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

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

Prior to fiscal year 2024, the Company acquired Cal OpEx Limited (d/b/a Transcat Ireland) which owns all of the issued and outstanding capital stock of its U.S. based subsidiary, Cal OpEx Inc. (d/b/a NEXA EAM), a Delaware corporation (collectively, "NEXA"). During fiscal year 2025, NEXA went through a formal rebranding and is now known as Transcat Solutions.  Transcat Solutions provides asset management services to the biopharmaceutical industry by leveraging its six service tracks: (i) calibration, (ii) maintenance and spare, (iii) reliability, (iv) computerized maintenance management systems solutions (“CMMS”), (v) quality and compliance, and (vi) validation. By delivering these services, Transcat Solutions is able to provide unique value to our end customers in managing their asset portfolios, avoiding asset downtime and helping to accelerate delivery of their life changing products to market, ultimately driving significant cost savings and improved reliability. This Transcat Solutions suite of services, combined with the existing Transcat service offerings, provides a very comprehensive and robust value proposition to existing and new customers, which allows us to manage the complexity that is tied to doing business in these highly regulated industries.

Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. Through our website, in-house sales team and printed and digital marketing materials, we offer access to more than 75,000  test, measurement and control instruments, including products from approxima tely 400   leading brands. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Calibrating before shipping means the customer can place their instruments into service immediately upon receipt, reducing downtime. Other value-added options we offer through our Distribution segment include equipment kitting (which is especially valued in the power generation sector), equipment rentals and used equipment sales.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and provide integrity in our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, our proprietary asset management system, CalTrak®, and our online customer portal, C3®. In our fiscal years 2025 and 2024, no customer or controlled group of customers accounted for 5% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

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

OUR STRATEGY

Our two operating segments are highly complementary in that their offerings are of value to customers within the same industries. Our strategy is to leverage the complementary nature of our operating segments in ways that add value for all customers who select Transcat as their source for test and measurement equipment and/or calibration and laboratory instrument services. We strive to differentiate ourselves within the markets we serve and build on our competitive advantages by offering a broad range of products and services and by integrating these solutions in a value-added manner to benefit our customers’ operations.

During fiscal year 2025, we continued our commitment to capital, people and leadership investments, advancing our “Operational Excellence” initiative. This initiative resulted in increased productivity and operational efficiency and further differentiation from our competitors as we leverage technology, automation, and process improvements to enhance our effectiveness and our customers’ experiences. Our Operational Excellence initiative is a multi-year, ever-evolving program designed to create an infrastructure that supports our strategic goals and organic growth over a longer timeframe. We also continued Transcat University’s "build-a-tech" program. This program attracts fresh talent to the organization and provides training and career advancement opportunities for our existing employees.

Within the Service segment, our strategy is to drive double-digit revenue growth through both organic expansion and acquisitions. We have adopted an integrated sales model to drive sales, leverage our industry leading value proposition, which includes Transcat Solutions, and capitalize on the cross-selling opportunities between our two segments, especially leveraging our Distribution relationships to develop new Service relationships. We leverage these relationships with our unique value proposition which resonates strongly with customers who rely on accredited calibration services and/or laboratory instrument services to maintain the integrity of their processes and/or meet the demands of regulated business environments. Our customer base values our superior quality programs and requires precise measurement capability in their processes to minimize risk, waste and defects. We execute this strategy by leveraging our quality programs, metrology expertise, geographical footprint, qualified technicians, breadth of capabilities, and tailored service delivery options. Together, this allows us to meet the most rigorous quality demands of our most highly regulated customers while simultaneously being nimble enough to meet their business needs.

During fiscal year 2025, we saw a significant erosion in the Transcat Solutions business, highlighting the need to further integrate that business into our existing sales and marketing infrastructure.  Through this integration, we expect to be able to leverage the appropriate resources within the Transcat sales team to ensure appropriate sales pipeline levels and conversions are maintained to support stable and consistent sales growth in the Transcat Solutions business over time.

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

The other component to our Service growth strategy is acquisitions. There are three drivers of our acquisition strategy: geographic expansion, increased capabilities and expertise, and infrastructure leverage. We are disciplined in our approach to selecting target companies. Through our Operational Excellence initiative, we have invested in dedicated resources to focus on strengthening our acquisition integration process, allowing us to capitalize on acquired sales and cost synergies at a faster pace.

Our Distribution segment strategy is to be the premier distributor and rental source of leading test and measurement equipment while also providing cross-selling opportunities for our Service segment.  Through our vendor relationships we have access to more than 75,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat.  In addition to offering new products, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We continuously evaluate our offerings to add new in-demand vendors or products or remove less relevant vendors and products. Our equipment rental business continues to be a strong growth offering for us and helps support our distribution and service segment growth strategies. Having new, used and rental equipment further differentiates us from our Service segment competitors.

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

As part of our growth strategy, we completed two acquisitions during our fiscal year 2025 and three acquisitions during our fiscal year 2024:

●	Effective December 10, 2024, the Company acquired Martin, a privately-held Minnesota-based Midwest regional calibration services company. Martin's presence in Minneapolis, which is rich in life science and aerospace & defense customers and its reputation for quality and customer service satisfaction, made it a coveted target for Transcat.
●	Effective April 15, 2024, the Company acquired Becnel, a privately-held Louisiana limited liability company. Becnel is an ISO 9001:2015 certified provider of rental tools and services primarily utilized in the decommissioning and maintenance of oil wells.
●	Effective August 8, 2023, Transcat purchased all of the outstanding capital stock of Axiom, a privately-held California rental provider of electronic test equipment to customers across the United States.
●	Effective July 12, 2023, Transcat purchased all of the outstanding capital stock of SteriQual, a Florida based provider of expert consulting services to pharmaceutical, biopharmaceutical, medical device and diagnostic equipment manufacturers.
●	Effective March 27, 2023, Transcat purchased all of the outstanding capital stock of TIC-MS, a Missouri based provider of calibration services.

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service and distribution capabilities and expertise and leverage our infrastructure. The table below illustrates the strategic drivers for the acquisitions described above:

	Geographic Expansion	Increased Capabilities and Expertise	Leveraged Infrastructure
Martin	✓	✓	✓
Becnel	✓	✓
Axiom	✓	✓
SteriQual		✓	✓
TIC-MS		✓	✓

We believe our combined Service and Distribution segment offerings, experience, technical expertise and focus on quality create a unique and compelling value proposition for our customers, and we intend to continue to grow our business through organic revenue growth and business acquisitions. We consider the attributes of our Service segment, which include higher gross margins and recurring revenue streams from customers in regulated industries to be more compelling and scalable than our legacy Distribution segment. For this reason, we expect our Service segment to be the primary source of revenue and earnings growth in future fiscal years. The charts below illustrate Service, Distribution and consolidated revenue over the past five years:

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

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and customer-owned instruments. We perform approximately 850,000 to 900,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 13% to 15% of our Service segment revenue, we believe the management of these items is highly valued by our customers and providing this service has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets. We regularly review outsourced services to identify opportunities for in-house capability expansion.

Transcat’s most recent investment in capability expansion includes ground support equipment ("GSE"), an integral role in aircraft operations. The speed, efficiency, and accuracy of this equipment are crucial factors that help minimize downtime for aircraft before, between, and after flights. At Transcat, we are proud to offer GSE certification, calibration, maintenance, and repair services for the aviation and aerospace industries.

Driving Continuous Improvement through Transcat’s Cost Control and Optimization Services, we provide technical, consulting, and staffing solutions in the U.S., Canada, Ireland, Europe, and Asia Pacific to improve asset management programs for our most highly-regulated customers, especially those in the pharmaceutical, biotechnology, and medical device industries. Transcat Solutions offers six service tracks that support the creation or optimization of our client’s enterprise asset management program. Whether a facility is in preconstruction, operational or decommissioning stage, Transcat Solutions’ experienced teams can deliver results in all phases of the asset lifecycle. Transcat Solutions' full suite of services or combination solutions are customizable to meet our customers' unique needs.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

●	We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
●	In-house services - services are performed at one of our thirty-three Calibration Service Centers (often accompanied by pick-up and delivery services).
●	Periodic onsite services - Transcat technicians travel to a customer’s location, including aboard vessels docked at shipyards, and provide bench-top or in-line calibration or laboratory services on predetermined service cycles.
●	Client-based-laboratory services - Transcat establishes and manages a calibration service program within a customer’s facility.
●	Mobile calibration services - services are completed on a customer’s property within one of our mobile calibration units.

●	For companies that maintain an internal calibration operation, we can provide:
●	Calibration of their primary calibration assets, also called “standards”.
●	Overflow capability, either onsite or at one of our Calibration Service Centers, during periods of high demand.

●	Transcat Solutions Cost Control and Optimization Services:
●	Calibration – criticality risk assessment; calibration interval analysis; calibration plans/task lists; planning and scheduling.
●	Maintenance and Spares – PM optimization; spares/BOM management; PM plans/task lists; planning and scheduling.
●	Reliability – asset criticality assessments; asset hierarchy development; PdM plans/task lists; FMECA/RCA.
●	CMMS – implementation and migration; data optimization; business intelligence; CMMS KPIs/reporting.
●	Quality and Compliance – technical writing; compliance audits; remediation; compliance management.
●	CQV – equipment and facility C&Q; cleaning and sterilization validation; process and software validation; warehouse environmental mapping.

●	Transcat Single Source Solution:
●	Commissioning, Qualification and Validation.
●	Data build for the computerized maintenance and calibration system (CMMS).
●	Reliability Planning.
●	Maintenance & Spares delivery.
●	Execution of initial Calibrations.
●	Final activities leading to the successful turn-over of the fully completed equipment and systems to the Client in an operationally-ready state.

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

Our compliance services strategy is to identify and establish long-term relationships with life science research and manufacturing customers who require analytical qualifications, validation, remediation and/or preventative maintenance services. In most cases, these customers are life science companies, including pharmaceutical and biotechnology companies engaged in research and development and manufacturing, which are subject to extensive government regulation. The services we provide to these regulated customers are typically a critical component of the customer’s overall compliance program. Because many laboratory instrument service customers operate in regulated industries, these same customers typically also require accredited calibration services. This requirement allows a natural synergy between our laboratory instrument and calibration services. Our strategy includes cross-selling our services within our customer accounts to maximize our revenue opportunities with each customer.

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

Service Marketing and Sales. Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets by leveraging our unique value proposition, including our broad geographic footprint and comprehensive suite of services. We target regulated customers with multiple manufacturing operations throughout North America and Ireland. We leverage our ability to manage the complete life cycle of instrumentation from purchase of calibrated equipment to long-term service and maintenance requirements. Connecting all the dots by using new and used product sales, rentals, and repair and calibration services is the goal of our marketing and sales initiatives. We also have a team of customer success managers focused on delivering ever-increasing value for our existing customers. We utilize print media, trade shows and web-based initiatives to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including life science and other FDA-regulated industries, aerospace and defense, energy and utilities, and chemical manufacturing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations.

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

We differentiate ourselves from our competitors by demonstrating our commitment to quality, expanding upon the largest 17025 scope of accreditation and calibration capabilities of any commercial calibration laboratory that is tailored to the markets we serve, leveraging a geographical footprint that spans North America, Puerto Rico and Ireland, and providing a comprehensive suite of services that spans many disciplines and hundreds of manufacturers which is not limited to certain product lines or brands. Our unique ability to bundle our products with both Transcat’s Cost Control and Optimization Services and Transcat’s Single Source Solution, provides a high level of differentiation from our competitors. As one of the only North American compliance and calibration service providers who also distributes product, our customers can seamlessly replace instruments that cannot be calibrated or are otherwise deemed to be at end of life. Our comprehensive knowledge of the products we distribute also allows our service staff to consult and advise customers on what products are best suited for their in-house calibration needs. We also believe that our proprietary software is a key differentiator from our competitors. CalTrak® and C3® are utilized by our customers in an integrated manner, providing a competitive barrier as customers realize synergies and efficiencies as a result of this integration.

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

To reinforce our belief in the importance of calibration quality, we are leveraging a branding campaign for our Service segment that is centered around three simple words – “Calibrated by Transcat®”. We believe we have established a strong, differentiated brand that has a deep and meaningful association with quality, compliance and control, and that the phrase “Calibrated by Transcat®” will be synonymous with risk reduction and quality compliance.

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

Distribution Segment

Distribution Summary. We distribute professional grade test, measurement and control instrumentation throughout North America and internationally. Our customers use test and measurement instruments to ensure that their processes, and ultimately their end products, are within specification. Utilization of such diagnostic instrumentation also allows for continuous improvement processes to be in place, increasing the accuracy of their measurements. The industrial test and measurement instrumentation market, in those geographic areas where we predominately operate, has historically been serviced by broad-based national equipment distributors and niche or specialty-focused organizations such as Transcat. We offer value-added services such as calibration/certification of equipment purchases, equipment rentals, used equipment for sale, and equipment kitting.

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

Online distributors, including Amazon, which typically sell lower price-point products, have become prominent competitors for sales of handheld test and measurement equipment, competing primarily on price. While online competitors lack the value-added services we offer in our Distribution segment, they have been successful in capturing some market share in the worldwide market for test and measurement instruments. To stay ahead of growing competition from these online distributors and in keeping with the general trend of increased use of e-commerce, we continue to invest in our digital platform including a well-indexed website with improved design and functionality. In addition, we have diversified our offerings by expanding the product lines that we offer and adding higher gross margin equipment rentals and used equipment sales, which we believe makes Transcat unique among our competitors.

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high-quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 400 suppliers of brand name and private-labeled equipment. In fiscal year 2025, our top vendor accounted for approximately 20% of our aggregate Distribution sales and our top 10 vendors accounted for approximately 45% of our aggregate Distribution sales.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers, whose individual purchases vary in size. We can usually ship our top selling products to our customers the same day they are ordered.

Distribution Vendor Rebates. We have agreements with certain product vendors that provide for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $0.9 million in fiscal year 2025 and $0.6 million in fiscal years 2024 and 2023, respectively, as a reduction of cost of distribution sales.

Distribution Operations. Our Distribution operations primarily take place at our 48,500 square-foot facility in Rochester, New York which includes 17,000 square feet of warehouse space. The Rochester location also fulfills orders for rental equipment, serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. We also have two smaller warehouse facilities. Our Vista, California and Houston, Texas warehouses fulfill orders for used equipment and rental equipment. In fiscal year 2025, we shipped approximately 30,000 product orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $3.3 million and $5.1 million as of March 29, 2025 and March 30, 2024, respectively.

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

INFORMATION REGARDING EXPORT SALES

In fiscal year 2025, approximately 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2025, approximately 9% were denominated in U.S. dollars, 73% were denominated in Canadian dollars and 18% were denominated in Euros. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

SEASONALITY

Our business has certain historical seasonal factors. Historically, our fiscal fourth quarter has been stronger than our other fiscal quarters due to the operating cycles of our industrial sector customers.

FISCAL YEAR

We operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2025 consisted of 52 weeks and fiscal year 2024 consisted of 53 weeks. Fiscal year 2026 which ends on March 28, 2026 (“fiscal year 2026”) will have 52 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

HUMAN CAPITAL MANAGEMENT

As of March 29, 2025, we had 1,245 employees, 1,123 of whom were employed in the United States and 121 employed outside the United States.  None of our employees are covered by collective bargaining agreements or work councils. Overall, we consider our employee relations to be good and believe our culture to be central to the success of the Company.

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

Hiring Practices. We seek to recruit and hire the most qualified people for our open positions without regard to protected status (age, color, disability, genetic predisposition or carrier status, national origin, race, religion, sex (including pregnancy, sexual orientation, and gender identity), status as a protected veteran or as a member of any other protected group or status).

Non-Harassment.  We are committed to maintaining a workplace free from all forms of unlawful harassment and discrimination. Our commitment to a discrimination-free work environment is reflected in our employee training, in particular, with respect to our policies against harassment (including sexual harassment) in the workplace.

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

We provide employees with competitive compensation packages that include base salary and may also include annual incentive bonuses and/or long-term incentive awards, depending upon the employee’s position. We believe that a compensation program with both short-term and long-term incentive awards provides fair and competitive compensation and aligns employee and shareholder interests. In addition to salary and equity compensation, we also offer employees benefits including health (medical, dental and vision), life and disability insurance, paid time off, paid parental leave, tuition benefits, and a 401(k) plan with a Company match.

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

Macroeconomic and Business Risks

Adverse changes in economic and market conditions, including an ongoing inflationary environment, or uncertainty about future market conditions, may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock. Our results of operations and the implementation of our business strategy could be materially and adversely affected by general conditions in the U.S. and global economy, including financial and economic conditions that are outside of our control. We are subject to risks arising from adverse changes in general economic market conditions, including supply chain delays or interruptions, labor shortages, wage pressures, the ongoing inflationary environment, changes in interest rates, geopolitical events, political instability, global health crises, including epidemics and pandemics, or interruptions and other force majeure events.

Inflation has persisted in the United States and globally due in part to geopolitical events, a rise in energy prices, and strong consumer demand. An inflationary environment can increase our cost of labor as well as our energy and other operating costs which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services as credit becomes more expensive or unavailable. Although interest rates may remain relatively high for a sustained period, inflation may continue or prices for goods and energy may rise as a result of the imposition or threatened imposition of tariffs. Further, uncertainty resulting from interest rate policy, trade policy or changes to interest rates in the future could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock. Further, uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay purchase of services or test and measurement instruments. Poor economic conditions could materially and adversely impact our business, financial condition, operating results and cash flows.

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

Our Service segment has a concentration of customers in the life science and other FDA-regulated businesses, as well as the industrial manufacturing, aerospace, defense, energy and utilities industries. A number of our Service segment customers operate life science, pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Federal and state budget pressures and changes in grant allocation policies may result in lower funding for certain of our life science customers, which may cause those customers to delay or halt spending on capital-intensive projects. We also serve the industrial manufacturing, energy and utilities, chemical manufacturing, aerospace and defense industries. In the oil and gas industry, customer demand for our services is sensitive to fluctuations in commodity prices, access to capital, and the regulatory environment, with less demand expected in a deregulatory environment. The concentration of our customer base affects our overall risk profile, since a significant portion of our customers would be similarly affected by changes in economic, political, regulatory, and other industry conditions. An abrupt or unforeseen change in conditions in these industries could adversely affect customer demand for our services, which could have a material adverse effect on our financial results.

Any impairment of goodwill or intangible assets could negatively impact our results of operations. Our goodwill and intangible assets are subject to an impairment test on an annual basis and are also tested whenever events and circumstances indicate that goodwill and/or intangible assets may be impaired. Any excess goodwill and/or indefinite-lived intangible assets value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill and indefinite-lived intangible assets) are amortized over the useful life of such assets. In addition, we may record goodwill when we acquire or make an investment in a business based on the purchase price and the value of the acquired tangible and intangible assets. We have significantly increased our goodwill because of our acquisitions. We may subsequently experience unforeseen issues with the businesses we acquire, which may adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for the business.  Determinations of significant write-offs of goodwill or intangible assets because of an impairment test or any accelerated amortization of other intangible assets could have a material negative impact on our results of operations and financial condition.

Tariffs imposed or threatened by the United States and other countries, as well as changing trade relations, regional and international conflicts, and political conditions could have a material adverse effect on our business and results of operations. Changes in United States and foreign governments’ trade policies, as well as volatility caused by regional and international conflicts, such as the conflict between Russia and Ukraine, Israel and Hamas, and the political climate in the United States, China, and Taiwan, have resulted in, and may continue to result in, tariffs on imports into and exports from the United States. For example, the United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. Tariffs on certain products can increase our costs of doing business. If we are unable to recover these costs, our profit margins may be negatively impacted. Similarly, if our customers are negatively impacted by the imposition or threatened imposition of tariffs, it may result in negative sentiment which may negatively impact demand for our products and services, which could negatively impact our results of operations. If our vendors or suppliers are unable to source products we purchase, our Distribution business may be negatively impacted. Diminished trade relations, conflicts between the United States and other countries, and any escalation of tariffs could have a material adverse effect on our financial performance and results of operations.

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

Risks Related to Acquisitions

We may not successfully integrate business acquisitions. We completed two acquisitions during fiscal year 2025 and three acquisitions during fiscal year 2024. We have a robust and diverse acquisition pipeline and may complete additional acquisitions in the future. If we fail to accurately assess and successfully integrate any recent or future business acquisitions, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successfully integrating acquisitions involves many challenges, including:

●	The difficulty of integrating acquired operations and personnel with our existing operations;
●	Implementing or remediating controls, procedures, and policies at the acquired company;
●	Integrating the acquired company’s accounting, enterprise resource management and other administrative systems;
●	In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
●	Currency and regulatory risks associated with operations in foreign countries;
●	The difficulty of developing, marketing and forecasting demand for new products and services;
●	Assessing the technology infrastructure and cyber and data security risk profile of the acquired company and integrating its systems into our IT systems, networks and services;
●	Diverting management’s attention while evaluating, negotiating and integrating acquisitions;
●	Our exposure to unforeseen liabilities of acquired companies; and
●	The potential loss of key employees of an acquired operation.

In addition, we may seek acquisitions in adjacent or new markets where we have limited experience. Challenges in assessing acquisitions in adjacent or new markets and integrating such acquisitions due to our level of experience in such markets could result in a material adverse impact on our financial condition, operating results and stock price. For example, the acquisition of NEXA (recently rebranded to Transcat Solutions), a service segment business focused on the technical, consulting and staffing solutions market, expanded the scope of services we offer beyond our traditional calibration services and required more time for us to fully integrate into our operating plan.

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

Our revenue and ability to achieve our stated corporate objectives depends on our senior management and our ability to retain recruit, train and retain quality employees. Our success is dependent on our senior management and our ability to attract, retain and motivate qualified personnel, especially skilled service technicians. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel. Qualified skilled service technicians are in high demand and are subject to competing offers. The ability to meet our labor needs while controlling costs associated with hiring and training new employees is subject to external factors such as unemployment levels, prevailing wage rates and the available labor pool in locations where we operate. The loss of services of any member of our senior management team or key employees, and the inability to attract and retain other qualified personnel, especially skilled service technicians, could affect our ability to achieve our stated corporate objectives and could adversely impact our business and results of operations.

The profitability of our Transcat Solutions business depends to a large extent on our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers. In our Service segment, Transcat Solutions provides all of its services in the technical, consulting and staffing solutions market by providing services to improve asset management programs for our customers. The profitability of Transcat Solutions depends in part on ensuring that our technical service providers maintain adequate utilization rates (i.e., the percentage of our provider’s working hours devoted to billable activities). Our utilization rates are affected by a number of factors, including:

●	The number, scope and timing of ongoing customer engagements;
●	The timing of the commencement, completion and termination of engagements, which in many cases is unpredictable and subject to forces beyond our control;
●	Our ability to continually secure new business engagements;
●

Our ability to transition technical service providers promptly from completed projects to new assignments, and to engage newly-hired technical service providers quickly in revenue-generating activities;

●	Our ability to forecast demand for our services and thereby maintain appropriate headcount in each of our geographies and workforces;
●	Unanticipated changes in the scope or timing of customer engagements;
●	Our need to devote time and resources to sales, training, professional development and other non-billable activities;
●	Our ability to retain key colleagues and consulting professionals;
●	Conditions affecting the industries in which our customers operate; and
●	General financial and economic conditions.

For example, in the Transcat Solutions business, our revenue has been negatively impacted in part by delayed starts for customer projects, which has prevented us from fully utilizing all of our technical service providers. If the utilization rate for our technical service providers declines, our revenues, profit margin and profitability could decline, and our results of operations could be materially adversely affected.

The profitability of our Service segment, including the Transcat Solutions business, depends in part on the prices we are able to charge for our services. The prices we charge for our services, including the Transcat Solutions business, are affected by a number of factors, including:

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

If we do not effectively compete in the test and measurement equipment market, our operating results may be adversely affected. We compete in the rental and distribution market on the basis of a number of factors, including equipment availability, price, service and reliability. Some of our competitors may offer similar equipment for rent or purchase at lower prices and may offer more extensive servicing, or financing options. In addition, if the supply of equipment available on the market significantly increases, demand for and pricing of our rental and distribution products could be adversely impacted, lowering our gross margins. Further, customers confronting competing budget priorities and more limited resources could lead to less demand for equipment and increased pressure on pricing. Failure to adequately forecast the adoption of and demand for equipment may cause us not to meet our customers’ equipment requirements and may adversely affect our operating results.

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

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 29, 2025, we owed $32.7 million to our secured creditor, a commercial bank, including $1.8 million borrowed under a $15.0 million term loan to fund acquisitions and provide additional working capital. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar and the Euro. During fiscal years 2025 and 2024, approximately 10% of our total revenues were denominated in Canadian dollars and Euros. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar and the Euro impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal year 2025, the value of the U.S. dollar relative to one Canadian dollar and to one Euro ranged from 1.34 to 1.45 and from 0.89 to 0.98, respectively.

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

   Hurricanes, other adverse weather events, national or regional catastrophes or natural disasters could negatively affect the local economies we serve or disrupt our operations, which could have an adverse effect on our business or results of operations. Our market areas include the Gulf Coast and Mid-Atlantic regions of the United States, and Puerto Rico, which are susceptible to hurricanes, and the Western United States, which is susceptible to wildfires. Such weather events and natural disasters can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes, extreme weather events and natural disasters could result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Even if our properties suffer no direct damage from such events, the operations of our customers could be disrupted, and our supply chain impacted. In addition, climate change could lead to an increase in intensity or occurrence of hurricanes or other adverse weather events, including severe winter storms. Future occurrences of these events, as well as regional or national catastrophes or natural disasters, and their effects may adversely impact our business or results of operations.

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

Our stock price may be volatile. The stock market experiences significant price and volume fluctuations that are both related and unrelated to the operating performance of companies. Our stock may be affected by market volatility and by our own performance. The following factors, among others, may have a significant effect on the market price of our common stock:

●	Developments in our relationships with significant customers in our service segment;
●	Developments in our relationships with current or future manufacturers of products we distribute;
●	Announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	Litigation or governmental proceedings or announcements involving us or our industry;
●	Economic and other external factors, such as inflation, changes in interest rates, a recession, disasters or other national or global crises;
●	Public health issues including pandemics and epidemics;
●	Sales of our common stock or other securities in the open market;
●	Repurchases of our common stock on the open market or in privately-negotiated transactions;
●	Period-to-period fluctuations in our operating results; and
●	Our ability to satisfy our debt obligations.

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

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume, averaging approximately 68,000 shares a day in fiscal 2025. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

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

Changes in accounting standards, legal requirements and the Nasdaq Global Market listing standards, or our ability to comply with any existing requirements or standards, could adversely affect our operating results. Extensive reforms relating to public company financial reporting, corporate governance and ethics, the Nasdaq Global Market listing standards and oversight of the accounting profession have been implemented over the past several years and continue to evolve. Compliance with these rules, regulations and standards that have resulted from such reforms has increased our accounting and legal costs and has required significant management time and attention. In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergoes additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse effect on our results of operations. For example, the additional reporting requirements relating to tracking greenhouse gas emissions and other climate-related disclosure from various U.S. states and foreign jurisdictions could significantly increase our accounting, consulting and legal expenses. Should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely affected and the market price of our common stock could decline.

Our international operations expose us to legal and regulatory risks, which could have a material effect on our business. Our international operations are governed by various United States laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), and other foreign anti-bribery laws. The FCPA and similar anti-corruption laws generally prohibits companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Because of our international operations, we are subject to the anti-bribery laws of non-US jurisdictions where we operate. Any alleged or actual violations of these or other relevant regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could negatively affect our business, reputation, operating results and financial condition.

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

Management has implemented robust risk management structures, policies, and procedures, with day-to-day cybersecurity risk management being a core responsibility. Our Chief Information Officer ("CIO") spearheads the assessment and management of cybersecurity risks, ensuring that our strategies and actions are both proactive and responsive to the evolving cybersecurity landscape. Supporting this effort, we have a cross-departmental approach to cyber security management. This ensures that our executive leadership team receives comprehensive quarterly updates on cybersecurity from various teams within the organization. Such updates are instrumental in promoting stakeholder engagement across all levels and enhancing management's oversight of cybersecurity. The content of these updates includes progress on ongoing cybersecurity initiatives, insights from recent threat assessments or incidents, findings and action plans derived from external vulnerability and penetration tests, and key performance metrics aligned with industry standards.  Our CIO and our Chief Financial Officer report risks to the Audit Committee on a quarterly basis.

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

ITEM 2. PROPERTIES

The following table presents the leased and owned properties that are material to our business as of March 29, 2025:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	48,500
Calibration Service Center and Headquarters for Canadian Operations	Montreal, QC	27,500
Calibration Service Center, Rental and Used Equipment Distribution Center	Houston, TX	22,300
Calibration Service Center	Burnsville, MN	20,000
Calibration Service Center	Denver, CO	19,400
Calibration Service Center	Los Angeles, CA	18,200
Calibration Service Center	Toronto, ON	16,900
Calibration Service Center and Warehouse	Paxinos, PA	14,500
Calibration Service Center	Philadelphia, PA	14,000
Rental Distribution Center	Harvey, LA	14,000
Calibration Service Center	Cleveland, OH	13,800
Calibration Service Center	Milford, MA	12,100
Calibration Service Center, Rental and Used Equipment Distribution Center	Dayton, OH	12,000
Calibration Service Center	Vista, CA	9,900
Rental Distribution Center	Gray, LA	9,400
Rental Distribution Center	Broussard, LA	9,000
Rental Distribution Center	Broussard, LA	9,000
Calibration Service Center	Boston, MA	8,900
Calibration Service Center	Sturtevant, WI	8,000
Calibration Service Center	Indianapolis, IN	7,600
Calibration Service Center	Palm Beach, FL	7,600
Calibration Service Center	Somerset, PA	7,200
Calibration Service Center	Portland, OR	7,000
Calibration Service Center	Cincinnati, OH	5,900
Calibration Service Center	San Diego, CA	5,500
Calibration Service Center	Chesterfield, MO	5,500
Corporate Office and Calibration Service Center	Cork, Ireland	5,500
Calibration Service Center	Tempe, AZ	5,300
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Chesapeake, VA	4,600
Calibration Service Center	Mundelein, IL	4,500
Calibration Service Center	Phoenix, AZ	4,200
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Addison, IL	3,600
Calibration Service Center	Burnsville, MN	3,000
Mobile Service Unit and Offices	Pittsburgh, PA	2,200
Calibration Service Center	Los Alamitos, CA	1,900
Calibration Service Center	Decatur, AL	1,700
Calibration Service Center	San Juan, PR	1,600
Calibration Service Center	Eau Claire, WI	1,200

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “TRNS”. As of May 22, 2025, we had approximately 500 shareholders of record.

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

Our strength in our Service segment is based upon our wide range of disciplines, our investment in quality systems and our ability to provide accredited calibrations to customers in highly regulated targeted market segments. Our services range from the calibration and repair of a single unit to managing a customer’s entire calibration program. We believe our Service segment offers an opportunity for long-term growth and the potential for continuing revenue from established customers with regular calibration cycles and recurring laboratory instrument service requirements.

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2025 with its 64th consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as acquisitions over those 64 quarters. The business acquisitions that we made have been focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies.

Our Service segment revenue growth was 7.0% for fiscal year 2025 from fiscal year 2024.  This increase was primarily due to the acquisitions of Martin and Becnel. Acquired revenue, which represents revenue from acquisitions completed after the end of the prior year, was $10.4 million.  Service Segment revenue was also impacted by the number of weeks.  Fiscal year 2025 had 52 weeks, while fiscal year 2024 had 53 weeks.  When adjusted for the 52/53 week impact, organic service revenue increased by 2.7%.  The Service segment gross margin decreased by 40 basis points. Service segment gross margin decreases were primarily due to small organic revenue increases offset by decreased margins in the Transcat Solutions business.

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

In fiscal year 2025, Distribution segment sales increased by 7.8%. This increase in sales primarily due to sales from the acquisition of Becnel and increases in traditional rental products.

The Distribution segment gross margin in fiscal year 2025 increased by 20 basis points. The increase in segment gross margin was primarily due to increased margins from rental revenue, which now includes Becnel, and a favorable mix of higher margin products sold.

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

Financial Overview. In evaluating our results for fiscal year 2025, investors should consider that we operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal year 2025 consisted of 52 weeks and fiscal year 2024 consisted of 53 weeks.

A discussion regarding our financial condition and results of operations for the fiscal year ended March 30, 2024 and year-to-year comparisons between fiscal year 2024 and fiscal year ended March 25, 2023 ("fiscal year 2023"), which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 30, 2024 and are incorporated by reference herein.

Total revenue for fiscal year 2025 was $278.4 million. This represented an increase of $18.9 million or 7.3% versus total revenue of $259.5 million for fiscal year 2024.  This increase was primarily due to recently completed acquisitions, and increased rental sales, which includes incremental revenue from an acquisition completed in fiscal year 2025.

Service revenue was $181.4 million in fiscal year 2025, an increase of $11.9 million or 7.0%. Service revenue accounted for 65.2% of our total revenue during fiscal year 2025. Of our Service revenue in fiscal year 2025, 86.0% was generated by our Calibration Service Centers and cost control and optimization services while 12.8% was generated through subcontracted third-party vendors, compared with 86.6% and 12.3%, respectively, in fiscal year 2024. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales were $97.0 million in fiscal year 2025, an increase of $7.0 million or 7.8%.  Distribution sales accounted for 34.8% of our total revenue in fiscal year 2025.

Sales to domestic customers comprised 93.3% of total Distribution sales in fiscal year 2025, while 5.7% were to Canadian customers and 1.0% were to customers in other international markets.

Total gross profit was $89.5 million in fiscal year 2025 compared to $83.8 million in fiscal year 2024, an increase of $5.6 million or 6.7%. Total gross margin was 32.1%, which is a 20 basis point decrease versus fiscal year 2024. Service gross margin was 33.4% in fiscal year 2025 compared with 33.8% in fiscal year 2024, a 40 basis point decrease. Distribution gross margin was 29.7% in fiscal year 2025 compared with 29.5% in fiscal year 2024, a 20 basis point increase. This decrease in service gross margin in fiscal year 2025 was primarily largely the result of lower revenue and gross margins for Transcat Solutions. The increase in the distribution segment gross margin was primarily due to increased margins from rental revenue, which now includes Becnel.

Operating expenses were $71.6 million, or 25.7% of total revenue, in fiscal year 2025 compared with $64.0 million, or 24.7% of total revenue, in fiscal year 2024. Operating income was $17.9 million, or 6.4% of total revenue, in fiscal year 2025 compared with $19.8 million, or 7.6% of total revenue, in fiscal year 2024. The year-over-year increase in selling, marketing and warehouse expenses was due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher incentive-based employee costs due to higher sales. The year-over-year increase in general and administrative expenses was due to incremental expenses from acquired businesses (including stock expense), increased payroll costs for new employees and continued investments in technology.

Net income for fiscal year 2025 was $14.5 million compared with $13.6 million in fiscal year 2024, a $0.9 million increase. Diluted earnings per share for fiscal year 2025 was $1.57 compared with $1.63 for fiscal year 2024, a $0.06 per diluted share decrease.

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

The following items in our Consolidated Financial Statements require significant estimation or judgment:

Accounts Receivable. Accounts receivable represents amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for credit losses and returns in the Consolidated Balance Sheets. The allowance for credit losses is based upon the expected collectability of accounts receivable. We apply a specific formula to our accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for credit losses. A returns reserve is calculated based upon the historical rate of returns applied to revenues over a specific timeframe. The returns reserve will increase or decrease as a result of changes in the level of revenues and/or the historical rate of returns. Management believes that the allowances are appropriate to cover anticipated losses under current conditions. However, unexpected changes or deterioration in economic conditions could materially change these expectations.

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

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 29, 2025, we had $176.9 million of recorded goodwill.

Intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. These intangible assets are amortized over their estimated useful lives and are reviewed for impairment if and when indicators are present.

We test goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of each fiscal year or immediately if conditions indicate that such impairment could exist. We estimate the fair value of our reporting units using the fair market value measurement requirement. We have the option to perform a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit has declined below its carrying value. This assessment considers various financial, macroeconomic, industry and segment specific qualitative factors. Based on the results of our qualitative impairment testing, we have determined that it was more likely than not that the fair values exceeded the carrying values of goodwill for each reporting unit and there were no impairments as of each of March 29, 2025 and March 30, 2024.

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  In the event a trigger is identified, the carrying value of the asset group is compared to the undiscounted cash flows from that asset group. There were no intangible asset impairment indicators identified during the years ended March 29, 2025 or March 30, 2024.

Income Taxes. We record deferred income taxes for the effects of timing differences between financial and tax reporting. These differences relate primarily to operating leases, goodwill and intangible assets, depreciation and amortization and stock-based compensation. We base our deferred income taxes, accrued income taxes and provision for income taxes upon income, statutory tax rates, the legal structure of our Company, interpretation of tax laws and tax planning opportunities available to us in the various jurisdictions in which we operate. We file income tax returns in the U.S. federal jurisdiction, various states, Canada and Ireland. We have been audited by federal, state and foreign tax authorities, but a number of years may elapse before an uncertain tax position, for which we have unrecognized tax benefits, is audited and finally resolved. From time to time, these audits result in assessments of additional tax. If a loss is determined to be probable as a result of an audit, an accrual is established.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2025 and 2024, the components of our Consolidated Statements of Income.

	FY 2025	FY 2024
As a Percentage of Total Revenue:
Service Revenue	65.2%	65.3%
Distribution Sales	34.8%	34.7%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	33.4%	33.8%
Distribution Gross Profit	29.7%	29.5%
Total Gross Profit	32.1%	32.3%

Selling, Marketing and Warehouse Expenses	12.0%	11.1%
General and Administrative Expenses	13.7%	13.6%
Total Operating Expenses	25.7%	24.7%

Operating Income	6.4%	7.6%

Interest and Other Expenses, net	(0.2)%	0.5%

Income Before Provision for Income Taxes	6.6%	7.1%
Provision for Income Taxes	1.4%	1.8%
Net Income	5.2%	5.3%

FISCAL YEAR ENDED March 29, 2025 COMPARED TO FISCAL YEAR ENDED March 30, 2024 (dollars in thousands):

Revenue:

	Fiscal Year Ended
	March 29,	March 30,	Change
	2025	2024	$	%
Revenue:
Service	$181,428	$169,525	$11,903	7.0%
Distribution	96,993	89,956	7,037	7.8%
Total	$278,421	$259,481	$18,940	7.3%

Total revenue was $278.4 million in fiscal year 2025 compared to $259.5 million in fiscal year 2024, an increase of $18.9 million or 7.3%.  When normalizing for the fewer days from fiscal year 2025's 52 weeks versus fiscal year 2024’s 53 weeks, the Company estimates that its full year revenue growth was approximately 9.1%.

Service revenue, which accounted for 65.2% and 65.3% of our total revenue in fiscal years 2025 and 2024, respectively, increased $11.9 million, or 7.0% from fiscal year 2024 to fiscal year 2025. This year-over-year increase included $10.4 million of incremental revenue from the acquisitions of Becnel and Martin.  It also included organic revenue growth of 2.7% when adjusted for the 52/53 week impact, which was driven by continued market share gains, offset by comparatively lower revenue from the Transcat Solutions business.

Our fiscal years 2025 and 2024 Service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2025				FY 2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	11.3%	0.1%	6.4%	9.8%	17.5%	15.4%	17.5%	17.6%

The growth in fiscal year 2025 and fiscal year 2024 reflected both organic growth and acquisitions. The growth in Service segment revenue in fiscal year 2025 includes revenue from Becnel and Martin. The growth in Service segment revenue in fiscal year 2024 includes revenue from TIC-MS and SteriQual.  The lower growth percentages in fiscal year 2025 are due to lower organic revenue growth compared to fiscal year 2024.

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

The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2025 and 2024 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2025				FY 2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$181,428	$176,054	$176,006	$173,450	$169,525	$162,556	$157,024	$150,860
Service Revenue Growth	7.0%	8.3%	12.1%	15.0%	17.0%	16.3%	17.1%	17.6%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2025 and 2024:

	FY 2025				FY 2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
In-House	85.6%	85.1%	86.6%	86.9%	87.0%	86.2%	85.8%	87.3%
Outsourced	13.2%	13.7%	12.3%	12.0%	11.9%	12.6%	13.0%	11.6%
Freight Billed to Customers	1.2%	1.2%	1.1%	1.1%	1.1%	1.2%	1.2%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 34.8% and 34.7% of our total revenue in fiscal years 2025 and 2024, respectively. Distribution sales increased $7.0 million, or 7.8% in fiscal year 2025 compared to fiscal year 2024. This year-over-year increase is primarily due to $7.2 million of incremental revenue from the acquisitions of Becnel and Martin offset by slower demand for our non-rental products. The change in fiscal year 2024 versus fiscal year 2023 was due to incremental revenue from the acquisition of Axiom offset by slower demand for our non-rental products.  Our fiscal years 2025 and 2024 Distribution sales growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2025				FY 2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth	3.9%	6.5%	11.1%	10.5%	8.4%	10.4%	0.9%	(0.2)%

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

Our total pending product shipments decreased $1.8 million, or 34.7%, at the end of fiscal year 2025 compared to the end of fiscal year 2024. Backorders at the end of fiscal year 2025 were $2.7 million, compared to $4.5 million at the end of fiscal year 2024. The year-over-year decrease in pending product shipments and backorders was a result of improved fulfillment of existing orders.

The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2025 and 2024 and our historical trend of total pending product shipments:

	FY 2025				FY 2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$3,317	$3,992	$4,102	$4,713	$5,079	$4,652	$6,332	$7,109

% of Pending Product Shipments that were Backorders	81.9%	84.0%	84.7%	78.4%	88.8%	82.0%	87.4%	85.0%

Gross Profit:

	Fiscal Year Ended
	March 29,	March 30,	Change
	2025	2024	$	%
Gross Profit:
Service	$60,659	$57,253	$3,406	5.9%
Distribution	28,794	26,553	2,241	8.4%
Total	$89,453	$83,806	$5,647	6.7%

Total gross profit in fiscal year 2025 was $89.5 million compared to $83.8 million in fiscal year 2024, an increase of $5.6 million or 6.7%. As a percentage of total revenue, total gross margin was 32.1% in fiscal year 2025 compared to 32.3% in fiscal year 2024, a 20 basis point decrease.

Service gross profit was $60.7 million, an increase of $3.4 million, or 5.9%, from fiscal year 2024 to fiscal year 2025. Our annual and quarterly Service segment gross margins are a function of several factors. Our organic Service revenue growth provides some incremental gross margin growth by leveraging certain fixed costs of this segment. The mix of services provided to customers may also affect gross margins in any given period. Service gross margin decreased by 40 basis points in fiscal year 2025 versus fiscal year 2024. This decrease in service gross margin in fiscal year 2025 was the result of lower revenue and gross margins from Transcat Solutions.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2025				FY 2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	36.2%	29.7%	33.1%	34.0%	35.7%	32.5%	34.0%	32.5%

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates and cooperative advertising income we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. We recorded vendor rebates of $0.9 million in fiscal year 2025 and $0.6 million in fiscal year 2024, as a reduction of cost of Distribution sales. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, the timing of periodic vendor rebates offered and cooperative advertising programs from suppliers.

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution sales:

	FY 2025				FY 2024
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	28.2%	29.1%	27.9%	33.9%	30.3%	31.5%	28.3%	27.7%

Distribution segment gross margin increased 20 basis points in fiscal year 2025 compared to fiscal year 2024. The increase in the Distribution segment gross margin was primarily due to increased margins from rental revenue, which now includes Becnel and a favorable mix of higher margin products sold.

Operating Expenses:

	Fiscal Year Ended
	March 29,	March 30,	Change
	2025	2024	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$33,341	$28,710	$4,631	16.1%
General and Administrative	$38,238	$35,315	2,923	8.3%
Total	$71,579	$64,025	$7,554	11.8%

Total operating expenses were $71.6 million in fiscal year 2025 compared to $64.0 million in fiscal year 2024. This represented an increase of $7.6 million, or 11.8%, compared to fiscal year 2024. As a percentage of total revenue, operating expenses increased 100 basis points from 24.7% in fiscal year 2024 to 25.7% in fiscal year 2025. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher incentive-based employee costs due to higher sales. The increase in general and administrative expenses includes incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

Provision for Income Taxes:

	Fiscal Year Ended
	March 29,	March 30,	Change
	2025	2024	$	%
Provision for Income Taxes	$3,811	$4,792	$(981)	(20.5)%

Our effective tax rate for fiscal years 2025 and 2024 was 20.8% and 26.0%, respectively.  The decrease in effective tax rate is due to the timing of our discrete items in relation to the timing of our pre-tax net income and due to tax expense recognized in fiscal year 2024 associated with executive compensation limitations that resulted from share-based awards. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in fiscal years 2025 and 2024 were $1.3 million and $0.6 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

We expect to receive certain federal, state, Canadian and Irish tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2026. As such, we expect our effective tax rate in fiscal year 2026 to be between 27.0% and 29.0%.

Net Income:

	Fiscal Year Ended
	March 29,	March 30,	Change
	2025	2024	$	%
Net Income	$14,515	$13,647	$868	6.4%

Net income for fiscal year 2025 increased by $0.9 million or 6.4% compared to fiscal year 2024. As a percentage of revenue, net income was 5.2% in fiscal year 2025, down from 5.3% in fiscal year 2024.  The year-over-year increase in net income was primarily due to lower operating income, offset by lower interest expense, net and higher other income related to the sale of assets related to our United Scale division.

Non-GAAP Financial Measures

Adjusted EBITDA:

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense, acquisition related transaction expenses, contingent consideration, and certain other expenses), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, stock-based compensation expense and other items, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Fiscal Year Ended
	March 29,	March 30,
	2025	2024
Net Income	$14,515	$13,647
+ Interest Expense, net	(27)	1,027
+ Other Expense	(425)	315
+ Tax Provision	3,811	4,792
Operating Income	17,874	19,781
+ Depreciation & Amortization	18,567	13,477
+ Transaction Expense	1,278	1,158
+ Other Expense	(1,235)	(315)
+ Noncash Stock Compensation	3,248	4,512
Adjusted EBITDA	$39,732	$38,613

During fiscal year 2025, Adjusted EBITDA was $39.7 million, an increase of $1.1 million or 2.9% compared to fiscal year 2024. As a percentage of revenue, Adjusted EBITDA was 14.3% during fiscal year 2025 versus 14.9% during fiscal year 2024, a 60 basis point decrease. The dollar increase in Adjusted EBITDA during fiscal year 2025 was primarily driven by increases in depreciation and amortization expense offset by lower operating income and lower noncash stock compensation.

Adjusted Diluted Earnings Per Share:

In addition to reporting Diluted Earnings Per Share, a GAAP measure, we present Adjusted Diluted Earnings Per Share (net income plus acquisition related amortization expense, acquisition related transaction expenses, acquisition related stock-based compensation, contingent consideration, and acquisition amortization of backlog; divided by the average diluted shares outstanding during the period), which is a non-GAAP measure. Our management believes Adjusted Diluted Earnings Per Share is an important measure of our operating performance because it provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

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

	Fiscal Year Ended
	March 29,	March 30,
	2025	2024
Net Income	$14,515	$13,647
+ Amortization of Intangible Assets	8,422	5,630
+ Acquisition Amortization of Backlog	28	67
+ Acquisition Deal Costs	1,523	1,651
+ Income Tax Effect @ 25%	(2,493)	(1,837)
+ Acquisition Earn-out/Contingent Consideration Adjustment	(836)	529
Adjusted Net Income	21,159	19,687

Average Diluted Shares Outstanding	9,254	8,352

Diluted Earnings Per Share – GAAP	$1.57	$1.63

Adjusted Diluted Earnings Per Share	$2.29	$2.36

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

Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at our election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the revolving credit facility for fiscal year 2025 ranged from 5.1% to 6.2%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

The Credit Agreement has certain covenants with which we must comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. Our leverage ratio, as defined in the Credit Agreement, was 0.78 at March 29, 2025, compared with 0.10 at March 30, 2024. We were in compliance with all loan covenants and requirements during fiscal years 2025 and 2024.

As of March 29, 2025, $80.0 million was available for borrowing under the revolving credit facility, of which, $30.9 million was outstanding. On September 25, 2023, we closed an underwritten public offering of our common stock for aggregate gross proceeds of $80.5 million (the “Offering”). In the Offering, we sold an aggregate of 847,371 shares at $95.00 per share for net proceeds of $75.2 million. After the closing of the Offering, we used approximately $50.0 million of the net proceeds to repay in full the amounts outstanding under the revolving credit facility. During fiscal year 2025 and 2024 we used $87.4 million and $12.9 million, respectively, drawn from cash on hand and from the revolving credit facility for business acquisitions.

As of March 29, 2025, $1.8 million was outstanding on the 2018 Term Loan, which was included in current liabilities on the Consolidated Balance Sheets with the remainder included in long-term debt. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Fiscal Year Ended
	March 29,	March 30,
	2025	2024
Cash Provided by (Used in):
Operating Activities	$38,985	$32,616
Investing Activities	$(84,000)	$(41,672)
Financing Activities	$26,862	$27,399

Operating Activities: Net cash provided by operating activities was $39.0 million during fiscal year 2025 compared to $32.6 million during fiscal year 2024. The year-over-year increase in cash provided by operations is primarily the result of increases in depreciation and amortization. The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased by a net amount of $8.2 million during fiscal year 2025, inclusive of $7.7 million of accounts receivable acquired as part of two acquisitions completed during the year. Accounts receivable increased by a net amount of $3.1 million during fiscal year 2024, inclusive of $2.1 million of accounts receivable acquired as part of three acquisitions completed during the period. The year-over-year change reflects the timing of collections. The following table illustrates our days sales outstanding as of March 29, 2025 and March 30, 2024:

	As of
	March 29,	March 30,
	2025	2024
Net Sales, for the last two fiscal months	$57,565	$54,871
Accounts Receivable, net	$55,941	$47,779
Days Sales Outstanding	59	52

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

Our inventory balance decreased $2.9 million during fiscal year 2025.  Our inventory balance during fiscal year 2024 increased $0.5 million inclusive of $1.8 million of inventory acquired during the year.  The year-over-year change is a result of strategic inventory purchases during fiscal year 2024.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.

Accounts payable increased $5.3 million during fiscal year 2025, inclusive of $0.3 million of accounts payable acquired during the year. Accounts payable decreased by $4.4 million during fiscal year 2024, inclusive of $0.6 million of accounts payable acquired during the year. The variance is largely due to the timing of inventory and capital expenditure purchases and other payments in the respective periods.

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

During fiscal year 2025, accrued compensation and other liabilities decreased by $1.3 million, inclusive of $1.2 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions. During fiscal year 2024, accrued compensation and other liabilities increased by $6.5 million, inclusive of $3.1 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions.

●

Income Taxes Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2025, income taxes payable decreased $2.9 million. During fiscal year 2024, income taxes payable increased by $2.9 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2025, we invested $13.2 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and capacity and our rental business.

During fiscal year 2024, we invested $13.3 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During fiscal year 2025, we used $87.4 million for business acquisitions. During fiscal year 2024, we used $12.9 million for business acquisitions.

During each of fiscal year 2025 and fiscal year 2024, no contingent consideration was paid related to a business acquisition. $0.4 million and $0.8 million of holdback amounts were paid during fiscal year 2025 and fiscal year 2024, respectively.

During fiscal year 2025, we sold $15.5 million of marketable securities to partially fund acquisitions.  During fiscal year 2024, we purchased $15.5 million of marketable securities with the proceeds from the Offering.

Financing Activities: During fiscal year 2025, $30.9 million in cash was generated from the proceeds from our revolving credit facility and $1.9 million from the issuance of common stock from stock option exercises and the Employee Stock Purchase Plan. In addition, we used $2.3 million for scheduled repayments of our term loan and $3.6 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2025, which is shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

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

OUTLOOK

Acquisitions continued to play a key role in Service revenue, including most recently Martin Calibration which we are swiftly integrating into our operations.  Service organic growth was in the high single-digit range for the fourth quarter of fiscal year 2025 and the full fiscal year, when normalized for the 53rd week and excluding Transcat Solutions, driven by consistent demand in the Calibration business.  Revenue growth in both segments combined with continued productivity gains from increased automation and process improvements drove EBITDA growth for the fourth quarter of fiscal year 2025 and the full fiscal year.

The macroeconomic backdrop, including tariffs, has become more uncertain since the beginning of the year.  However, we believe our business model is resilient in any market environment due to the highly regulated markets we serve, particularly life science, aerospace, and defense, as our services are mandated. The stringent regulatory standards for manufacturers imposed by entities including the FDA, FAA and Department of Defense to ensure product safety and environmental protection drive the organic growth for our high-value calibration services. Our dedicated team has a proven track record of delivering profitable revenue growth over the past decade and a half. We believe our proven team in combination with the industry mandated service model, diversified portfolio with a Fortune 500 client base, and strong balance sheet will continue to differentiate us during fiscal year 2026 and beyond.

Looking ahead, while macroeconomic impacts on our business such as changes in product costs and customer demand for services are uncertain, we anticipate a return to high single-digit organic Service revenue growth once the environment normalizes.  Automation of our calibration processes and focus on productivity remain key enablers of margin expansion. We have demonstrated the ability to leverage these tools to improve our operational efficiency and drive margin expansion over an extended period. We will continue to leverage our acquisition expertise and are pleased with the current flow of strategic opportunities. We believe strong execution, paired with strategic acquisitions, positions us well to drive long-term shareholder value.

Transcat expects its income tax rate to range between 27.0% and 29.0% in fiscal 2026. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.3 million assuming our borrowing levels at March 29, 2025 remained constant. As of March 29, 2025, $80.0 million was available under the revolving credit facility, of which, $30.9 million was outstanding. As described above under “Liquidity and Capital Resources,” we also have a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of March 29, 2025, $1.8 million was outstanding on the 2018 Term Loan and was included in current portion of long-term debt on the Consolidated Balance Sheets. The 2018 Term Loan requires total (principal and interest) repayments of $0.2 million per month through December 2025.

Effective July 1, 2023, at our option, we borrow from our revolving credit facility at either the variable one-month Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during fiscal year 2025 for our revolving credit facility ranged from 5.1% to 6.2%. Interest on outstanding borrowings on the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan.

On March 29, 2025, we had no hedging arrangements in place for our revolving credit facility to limit our exposure to upward movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of fiscal years 2025 and 2024 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and Canadian dollar and the U.S. dollar and Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain of $0.2 million and a loss of less than $0.1 million during fiscal year 2025 and 2024, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 29, 2025, we had a foreign exchange contract, which matured in April 2025, outstanding in the notional amount of $1.1 million. The foreign exchange contract was renewed in April 2025 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Effective December 10, 2024, the Company acquired Martin Calibration Inc. and effective April 15, 2024, the Company acquired Becnel Rental Tools, LLC.  The financial results of these acquisitions are included in the consolidated financial statements as of and for the year ended March 29, 2025 and represent approximately 6% of total revenues and 6% of total assets excluding intangible assets and goodwill related to the acquisitions, respectively. Management is currently integrating Martin and Becnel into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the Company is excluding the internal control over financial reporting of Martin and Becnel from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2025.

An evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our procedures and internal control over financial reporting using the framework and criteria described in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, our management, including our principal executive officer and our principal financial officer, concluded that our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles as of March 29, 2025.

Freed Maxick, P.C., our independent registered public accounting firm, has audited and reported on the consolidated financial statements of the Company and the Company’s internal control over financial reporting, as stated in their report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transcat, Inc.

Opinions on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Transcat, Inc. and subsidiaries (the Company) as of March 29, 2025 and March 30, 2024, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended March 29, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). We also have audited the Company’s internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2025 and March 30, 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 29, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 29, 2025, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Becnel Rental Tools, LLC (Becnel) and Martin Calibration, Inc. (Martin) from its assessment of internal control over financial reporting as of March 29, 2025, because they were acquired by the Company in a purchase business combination during fiscal year 2025 . We have also excluded Becnel and Martin from our audit of internal control over financial reporting. Becnel and Martin are wholly owned subsidiaries. Becnel and Martin’s total assets, excluding intangible assets and goodwill related to the acquisitions, and total revenues represent approximately 6% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 29, 2025.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combinations

As discussed in Notes 1 and 9 to the consolidated financial statements, during the year ended March 29, 2025, the Company completed multiple business combinations for an aggregate purchase price of approximately $131.6 million. The Company applied the acquisition method of accounting for the acquisitions. Under this method, identifiable assets acquired, liabilities assumed, and consideration transferred are measured at their acquisition-date fair value. Assumptions used include the weighted-average cost of capital, risk free rate, customer attrition, as well as forecasted revenue and earnings before income tax, interest, depreciation, and amortization (“EBITDA”). Aggregate intangible assets and goodwill represented an allocation of purchase price in the amount of $43.2 and $71.7 million, respectively.

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

Our audit procedures related to the estimation of fair value of assets acquired associated with the business combinations included the following, among others:

●	We obtained an understanding of the process and assumptions used by management to develop the estimate.
●	We updated our understanding of the associated controls and tested controls.
●	We engaged an internal valuation specialist to test certain assumptions and approaches used.
●	We tested identification of appropriate reporting units, including assignment of assets acquired, liabilities assumed, consideration and goodwill to the reporting units.
●

We tested management’s valuation of intangible assets acquired, including valuation of any contingent consideration.  This included testing the completeness and accuracy of source information used, mathematical accuracy of management’s calculations, and evaluating the reasonableness and consistency of methodology and assumptions used.

/s/ Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P. C.)

We have served as the Company’s auditor since 2012.

Rochester, New York

May 27, 2025

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 29,	March 30,	March 25,
	2025	2024	2023
Service Revenue	$181,428	$169,525	$144,883
Distribution Sales	96,993	89,956	85,686
Total Revenue	278,421	259,481	230,569

Cost of Service Revenue	120,769	112,272	98,245
Cost of Distribution Sales	68,199	63,403	63,969
Total Cost of Revenue	188,968	175,675	162,214

Gross Profit	89,453	83,806	68,355

Selling, Marketing and Warehouse Expenses	33,341	28,710	24,761
General and Administrative Expenses	38,238	35,315	27,346
Total Operating Expenses	71,579	64,025	52,107

Operating Income	17,874	19,781	16,248

Interest Expense	798	1,835	2,417
Interest Income	(825)	(808)	-
Other (Income) Expense	(425)	315	344
Total Interest and Other (Income)/Expense, net	(452)	1,342	2,761

Income Before Provision for Income Taxes	18,326	18,439	13,487
Provision for Income Taxes	3,811	4,792	2,799

Net Income	$14,515	$13,647	$10,688

Basic Earnings Per Share	$1.58	$1.66	$1.42
Average Shares Outstanding	9,185	8,239	7,551

Diluted Earnings Per Share	$1.57	$1.63	$1.40
Average Shares Outstanding	9,254	8,352	7,645

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	For the Fiscal Years Ended
	March 29,	March 30,	March 25,
	2025	2024	2023
Net Income	$14,515	$13,647	$10,688

Other Comprehensive (Loss)/Income :
Currency Translation Adjustment	(591)	152	(918)
Other, net of tax effects of $24, $(26) and $14 for the years ended March 29, 2025, March 30, 2024 and March 25, 2023 respectively.	71	99	(49)
Total Other Comprehensive (Loss)/Income	(520)	251	(967)

Comprehensive Income	$13,995	$13,898	$9,721

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	March 29,	March 30,
	2025	2024
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,517	$19,646
Marketable Securities	-	15,533
Accounts Receivable, less allowance for credit losses of $659 and $544 as of March 29, 2025 and March 30, 2024, respectively	55,941	47,779
Other Receivables	373	506
Inventory, net	14,483	17,418
Prepaid Expenses and Other Current Assets	5,695	4,276
Total Current Assets	78,009	105,158
Property and Equipment, net	50,024	38,944
Goodwill	176,928	105,585
Intangible Assets, net	54,777	19,987
Right to Use Assets, net	24,345	16,823
Other Assets	1,159	1,055
Total Assets	$385,242	$287,552

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$16,755	$11,495
Accrued Compensation and Other Current Liabilities	15,466	16,739
Income Taxes Payable	-	2,926
Current Portion of Long-Term Debt	1,816	2,339
Total Current Liabilities	34,037	33,499
Long-Term Debt	30,892	1,817
Deferred Tax Liabilities, net	9,286	9,291
Lease Liabilities	21,395	14,873
Other Liabilities	2,752	2,903
Total Liabilities	98,362	62,383

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,315,840 and 8,839,299 shares issued and outstanding as of March 29, 2025 and March 30, 2024, respectively	4,658	4,420
Capital in Excess of Par Value	191,167	141,624
Accumulated Other Comprehensive Loss	(1,469)	(949)
Retained Earnings	92,524	80,074
Total Shareholders' Equity	286,880	225,169
Total Liabilities and Shareholders' Equity	$385,242	$287,552

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	For the Fiscal Years Ended
	March 29,	March 30,	March 25,
	2025	2024	2023
Cash Flows from Operating Activities:
Net Income	$14,515	$13,647	$10,688
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net (Gain) Loss on Disposal of Property and Equipment	(31)	53	88
Deferred Income Taxes	(5)	(1,597)	(186)
Depreciation and Amortization	18,567	13,544	10,955
Gain on Sale of Assets	(855)	-	-
Provision for Accounts Receivable and Inventory Reserves	336	406	74
Stock-Based Compensation Expense	3,248	4,512	3,377
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(1,292)	(1,259)	(5,226)
Inventory	4,393	2,318	(3,377)
Prepaid Expenses and Other Current Assets	(992)	(299)	1,119
Accounts Payable	4,940	(5,005)	1,600
Accrued Compensation and Other Current Liabilities	(914)	3,397	(2,161)
Income Taxes Payable	(2,925)	2,899	-
Net Cash Provided by Operating Activities	38,985	32,616	16,951

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(13,197)	(13,280)	(9,414)
Proceeds from Sale of Property and Equipment	-	-	10
Business Acquisitions, net of cash acquired	(87,436)	(12,859)	(9,109)
Proceeds from Sale of Assets	1,100	-	-
Sales/(Purchases) of Marketable Securities	15,533	(15,533)	-
Net Cash Used in Investing Activities	(84,000)	(41,672)	(18,513)

Cash Flows from Financing Activities:
Proceeds from (Repayment of) Revolving Credit Facility, net	30,891	(42,713)	2,786
Repayments of Term Loan	(2,338)	(2,248)	(2,121)
Issuance of Common Stock, net of direct costs	1,874	77,266	658
Repurchase of Common Stock	(3,565)	(4,906)	(447)
Net Cash Provided by Financing Activities	26,862	27,399	876

Effect of Exchange Rate Changes on Cash	24	(228)	821

Net (Decrease) Increase in Cash and Cash Equivalents	(18,129)	18,115	135
Cash and Cash Equivalents at Beginning of Fiscal Year	19,646	1,531	1,396
Cash and Cash Equivalents at End of Fiscal Year	$1,517	$19,646	$1,531

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest	$(151)	$1,240	$2,263
Income Taxes, net	$7,843	$3,099	$1,116
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$45,410	$34,769	$145
Assets Acquired and Liabilities Assumed in Business Combinations:
Contingent consideration treated as equity related to acquisitions	$750	$-	$-
Accrued holdback consideration related to acquisitions	$2,773	$4,859	$590
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$1,510	$1,056	$752

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 26, 2022	7,529	$3,765	$23,900	$(233)	$58,744	$86,176
Proceeds from Issuance of Common Stock	14	6	797	-	-	803
Repurchase of Common Stock	(7)	(3)	(175)	-	(269)	(447)
Stock-Based Compensation	26	13	3,364	-	-	3,377
Other Comprehensive Loss	-	-	-	(967)	-	(967)
Net Income	-	-	-	-	10,688	10,688
Balance as of March 25, 2023	7,562	3,781	27,886	(1,200)	69,163	99,630
Proceeds from Issuance of Common Stock	1,267	634	116,724	-	-	117,358
Direct costs of Stock Offering	-	-	(5,323)	-	-	(5,323)
Repurchase of Common Stock	(50)	(25)	(2,145)	-	(2,736)	(4,906)
Stock-Based Compensation	60	30	4,482	-	-	4,512
Other Comprehensive Income	-	-	-	251	-	251
Net Income	-	-	-	-	13,647	13,647
Balance as of March 30, 2024	8,839	4,420	141,624	(949)	80,074	225,169
Proceeds from Issuance of Common Stock	466	233	47,800	-	-	48,033
Repurchase of Common Stock	(30)	(15)	(1,485)	-	(2,065)	(3,565)
Stock-Based Compensation	40	20	3,228	-	-	3,248
Other Comprehensive Loss	-	-	-	(520)	-	(520)
Net Income	-	-	-	-	14,515	14,515
Balance as of March 29, 2025	9,315	$4,658	$191,167	$(1,469)	$92,524	$286,880

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

Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada, Inc, Cal OpEx Limited (d/b/a Transcat Ireland), Cal OpEx Inc. (d/b/a NEXA EAM), Axiom Test Equipment, LLC, Becnel Rental Tools, LLC and Martin Calibration, Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Fiscal Year: Transcat operates on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal year ended March 29, 2025 ("fiscal year 2025") consisted of 52 weeks and fiscal year 2024 which ended on  March 30, 2024 consisted of 53 weeks.

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

Accounts Receivable: Accounts receivable represent amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for credit losses and returns in the Consolidated Balance Sheets. The allowance for credit losses is based upon the expected collectability of accounts receivable. The Company applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for credit losses.  The accounts receivable balance, less the allowance, as of March 25, 2023, was $44.7 million.

Inventory: Inventory consists of products purchased for resale and is valued at the lower of average cost or net realizable value. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the adequacy of the reserve on a quarterly basis. The Company had reserves for inventory losses totaling $0.2 million at  March 29, 2025 and $0.3 million at  March 30, 2024.

Property and Equipment, Depreciation and Amortization: Property and equipment are stated at cost. Depreciation and amortization are computed under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 – 15
Rental Equipment	5 – 15
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 12

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

Business Acquisitions: The Company applies the acquisition method of accounting for business acquisitions. Under the acquisition method, identifiable assets acquired, liabilities assumed, and consideration transferred are measured at their acquisition-date fair value. The Company uses a valuation hierarchy, as further described under Fair Value of Financial Instruments below, to determine the fair values. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition. Costs to acquire a business may include, but are not limited to, fees for accounting, legal and valuation services, and are expensed as incurred in the Consolidated Statements of Income.

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value to determine whether it is necessary to perform the two-step goodwill impairment test. If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value. The Company determined that no impairment was indicated as of March 29, 2025 and March 30, 2024.

Intangible assets consists of (amount in thousands):

	March 29,	March 30,
	2025	2024
Customer Base	$84,755	$45,725
Covenant not to Compete	3,603	3,617
Tradenames/Trademarks	4,040	-
Other	905	905
Total Intangibles	93,303	50,247
Less: Accumulated Amortization	(38,526)	(30,260)
Total Intangibles, net	$54,777	$19,987

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

	Goodwill			Intangible Assets
	Distribution	Service	Total	Distribution	Service	Total
Net Book Value as of March 26, 2022	$11,458	$53,616	$65,074	$647	$14,045	$14,692
Additions	-	5,094	5,094	-	3,576	3,576
Measurement Period Adjustments	-	(203)	(203)	-	-	-
Amortization	-	-	-	(199)	(4,255)	(4,454)
Currency Translation Adjustment	-	(605)	(605)	-	(15)	(15)
Net Book Value as of March 25, 2023	11,458	57,902	69,360	448	13,351	13,799
Additions	26,758	9,393	36,151	7,900	3,983	11,883
Amortization	-	-	-	(1,355)	(4,342)	(5,697)
Currency Translation Adjustment	-	74	74	-	2	2
Net Book Value as of March 30, 2024	38,216	67,369	105,585	6,993	12,994	19,987
Additions	21,783	49,896	71,679	5,360	37,880	43,240
Amortization	-	-	-	(2,841)	(5,581)	(8,422)
Currency Translation Adjustment	-	(336)	(336)	-	(28)	(28)
Net Book Value as of March 29, 2025	$59,999	$116,929	$176,928	$9,512	$45,265	$54,777

The intangible assets are being amortized on an accelerated basis over their estimated useful lives of up to 15 years. Amortization expense relating to intangible assets is expected to be $10.6 million in fiscal year 2026, $8.0 million in fiscal year 2027, $6.7 million in fiscal year 2028, $5.7 million in fiscal year 2029 and $4.7 million in fiscal year 2030.

Catalog Costs: Transcat capitalizes the cost of each master catalog mailed and amortizes the cost over the respective catalog’s estimated productive life. The Company reviews response results from catalog mailings on a continuous basis, and if warranted, modifies the period over which costs are recognized. The Company amortizes the cost of each master catalog over an eighteen-month period and amortizes the cost of each catalog supplement over a three-month period. There were no unamortized catalog costs at March 29, 2025 or at  March 30, 2024.

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

Fair Value of Financial Instruments: Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At both  March 29, 2025 and March 30, 2024, investment assets totaled $0.1 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2025, 2024 and fiscal year ended March 25, 2023 ("fiscal year 2023"), the Company recorded non-cash stock-based compensation cost in the amount of $3.2 million, $4.5 million and $3.4 million, respectively, in the Consolidated Statements of Income.

Revenue Recognition: Revenue is recognized in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers and Topic 842, Leases.  Distribution product sales are recorded when an order’s title and risk of loss transfers to the customer, which is generally upon shipment. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or our obligation has been fulfilled. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time using the time-elapsed output method as this portrays the transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product shipped or services performed.

Rental revenue is accounted for as an operating lease.  We recognize revenue from equipment rentals in the period earned, regardless of the timing of billing to customers.  A rental contract includes rates for daily, weekly or monthly use, and rental revenues are earned on a daily basis as rental contracts remain outstanding.  As some rental contracts can extend across multiple reporting periods, we record unbilled rental revenue and deferred rental revenue at the end of a reporting period so rental revenue earned is appropriately stated for the periods presented.

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

Under ASC Topic 606, Revenue from Contracts with Customers, we use judgments that could potentially impact both the timing of our satisfaction of performance obligations and our determination of transaction prices used in determining revenue recognized. Such judgments include considerations in determining our transaction prices and when our performance obligations are satisfied for our standard product sales that include general payment terms that are between net 30 and 90 days.

Revenue recognized from prior period performance obligations for fiscal year 2025 was immaterial. As of March 29, 2025, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on our Consolidated Balance Sheets as of  March 29, 2025 and March 30, 2024 were immaterial. See Note 7 for disaggregated revenue information.

The following table presents a summary of the Company's net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales
	2025	2024	2023
Point-in-Time	86.8%	89.7%	91.0%
Over Time - Output Method	13.2%	10.3%	9.0%
Total	100.0%	100.0%	100.0%

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales.  Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $0.9 million, $0.6 million and $0.6 million in fiscal years 2025, 2024 , and 2023, respectively, as a reduction of cost of distribution sales.

Cooperative Advertising Income: The Company participates in co-op advertising programs with certain of its vendors. The Company records cash consideration received from these vendors for advertising as a reduction of cost of distribution sales. The Company recorded consideration in the amount of $0.9 million, $1.1 million and $1.0 million in fiscal years 2025, 2024 and 2023, respectively, in connection with these programs.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $2.0 million, $1.6 million and $1.2 million in fiscal years 2025, 2024 and 2023, respectively.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $3.4 million, $3.2 million and $3.1 million in fiscal years 2025, 2024 and 2023, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were approximately $0.6 million, $0.5 million and $0.7 million in fiscal years 2025, 2024 and 2023, respectively.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was $0.1 million in fiscal year 2025, a loss of $0.1 million in fiscal year 2024 and a loss of $0.7 million in fiscal year 2023.  The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a gain than $0.2 million, a loss of $0.1 million and a gain of $0.4 million in fiscal years 2025, 2024 and 2023, respectively, was recognized as a component of Interest and Other Expenses, net in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 29, 2025, the Company had a foreign exchange contract, which matured in April 2025, outstanding in the notional amount of $1.1 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

Other Comprehensive Income (Loss): Other comprehensive income (loss) is composed of currency translation adjustments, unrecognized prior service costs from post-retirement plan, net of tax, and unrealized gains or losses on other assets, net of tax.

The Company determines the expense and obligations for its post-retirement plans using assumptions related to discount rates, expected long-term rates of return on invested plan assets, and certain other factors. The Company determines the fair value of plan assets and benefit obligations as of the end of each fiscal year. The unrecognized portion of the gain or loss on plan assets is included in the consolidated balance sheets as a component of accumulated other comprehensive loss in shareholders’ equity and is recognized into the plans’ expense over time. See Note 5 for further discussion on the Company’s post-retirement plan.

The Company has a non-qualified deferred compensation plan for the benefit of certain management employees and non-employee directors. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds. The unrecognized portion of the gain or loss on plan assets is included in the Consolidated Statements of Income.

At March 29, 2025, accumulated other comprehensive loss consisted of cumulative currency translation losses of $1.5 million, unrecognized prior service costs, net of tax, of less than $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million. At March 30, 2024, accumulated other comprehensive loss consisted of cumulative currency translation losses of $0.9 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For fiscal years 2025, 2024 and 2023, the net additional common stock equivalents had a $(0.01), $(0.03) and $(0.02) per share effect on the calculation of dilutive earnings per share, respectively. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Fiscal Year Ended
	March 29,	March 30,	March 25,
	2025	2024	2023
Average Shares Outstanding – Basic	9,185	8,239	7,551
Effect of Dilutive Common Stock Equivalents	69	113	94
Average Shares Outstanding – Diluted	9,254	8,352	7,645
Anti-dilutive Common Stock Equivalents	52	50	160

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	March 29,	March 30,
	2025	2024
Current Liabilities:
Accrued Payroll and Employee Benefits	$5,592	$5,508
Accrued Incentives	1,670	4,182
Current Portion of Lease Liabilities	3,624	2,510
Accrued Acquisition Holdbacks	2,784	2,577
Accrued Sales Tax	654	813
Accrued Contingent Consideration	-	529
Other Current Liabilities	1,142	620
Accrued Compensation and Other Current Liabilities	$15,466	$16,739

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,012	$1,134
Accrued Acquisition Holdbacks	1,647	1,647
Other Non-Current Liabilities	93	122
Other Liabilities	$2,752	$2,903

Recently Adopted Accounting Pronouncements:

In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” to expand the disclosure requirements for reportable segments. The standard expands reportable segment disclosure requirements for public business entities primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment operating income. The Company adopted ASU 2023-07 in fiscal year 2025.  The adoption of this new accounting standard did not have an impact on the Company's results of operations, financial position or cash flows. See Note 7 to our Consolidated Financial Statements in this report for financial information for these segments.

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning in fiscal 2028, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year.

NOTE 2 – PROPERTY AND EQUIPMENT

Property and equipment consists of (amounts in thousands):

	March 29,	March 30,
	2025	2024
Machinery, Equipment and Software	$72,835	$64,971
Rental Equipment	29,651	19,773
Furniture and Fixtures	3,134	3,076
Leasehold Improvements	10,250	9,467
Total Property and Equipment	115,870	97,287
Less: Accumulated Depreciation and Amortization	(65,846)	(58,343)
Total Property and Equipment, net	$50,024	$38,944

Total depreciation and amortization expense relating to property and equipment amounted to $10.1 million, $7.8 million and $6.5 million in fiscal years 2025, 2024 and 2023, respectively.

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

As of March 29, 2025, $80.0 million was available for borrowing under the revolving credit facility, of which $30.9 million was outstanding. During fiscal year 2025, $87.4 million from cash on hand and the revolving credit facility was used for two business acquisitions.

As of March 29, 2025, $1.8 million was outstanding on the 2018 Term Loan, which was included in current liabilities on the Consolidated Balance Sheets. The 2018 Term Loan requires total repayments (principal plus interest) of $0.2 million per month through December 2025.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrue, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrue based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for fiscal year 2025 ranged from 5.1% to 6.2%.  The Company's interest rate for the revolving credit facility at March 29, 2025 was 5.2%.  Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

Covenants: The Credit Agreement has certain covenants with which the Company must comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio from exceeding 3.00 to 1.00. The Company was in compliance with all loan covenants and requirements during fiscal years 2025 and 2024.

Other Terms: The Company has pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 4 – INCOME TAXES

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2025	FY 2024	FY 2023
United States	$16,983	$15,064	$9,879
Foreign	1,343	3,375	3,608
Total	$18,326	$18,439	$13,487

The provision for income taxes for fiscal years 2025, 2024 and 2023 is as follows:

	FY 2025	FY 2024	FY 2023
Current Tax Provision:
Federal	$2,437	$4,099	$1,938
State	971	1,067	652
Foreign	383	1,185	395
	$3,791	$6,351	$2,985
Deferred Tax (Benefit) Provision:
Federal	$182	$(809)	$(334)
State	(173)	(316)	(258)
Foreign	11	(434)	406
	$20	$(1,559)	$(186)
Provision for Income Taxes	$3,811	$4,792	$2,799

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2025	Effective Tax Rate	FY 2024	FY 2023
Federal Income Tax at Statutory Rate	$3,848	21.0%	$3,872	$2,832
State Income Taxes, net of federal benefit	630	3.4%	593	311
Federal, State and Foreign Tax Credits	-	0.0%	(87)	(99)
Foreign Rate Differential	110	0.6%	41	43
Tax Impact of Equity Awards	(1,130)	-6.1%	(634)	(416)
162(m) Limitation	276	1.5%	805	-
Non-Deductible Acquisition Costs	-	0.0%	71	6
GILTI and 78 Gross Up	(30)	-0.2%	112	83
Other, net	107	0.6%	19	39
Total	$3,811	20.8%	$4,792	$2,799

	March 29,	March 30,
	2025	2024
Deferred Tax Assets:
Accrued Liabilities	$423	$399
Lease Liabilities	5,707	3,623
Performance-Based Stock Award Grants	1,053	1,094
Inventory Reserves	61	68
Net Operating losses	337	-
Non-Qualified Deferred Compensation Plan	24	12
Post-Retirement Health Care Plans	262	303
Stock-Based Compensation	870	897
Capitalized Inventory Costs	183	185
Capitalized Acquisition Costs	361	97
Other	468	173
Total Deferred Tax Assets	$9,749	$6,851

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(5,701)	$(5,945)
Right of Use Assets	(5,635)	(3,636)
Depreciation	(7,667)	(6,498)
Other	(32)	(63)
Total Deferred Tax Liabilities	$(19,035)	$(16,142)

Net Deferred Tax Liabilities	$(9,286)	$(9,291)

The Company files income tax returns with the U.S. government and various states as well as foreign governments. Open fiscal years subject to U.S. Government federal examination are 2022 through 2024. Open fiscal years subject to state examination are 2021 through 2024. The Company also files in Canada and Ireland.  Open fiscal years subject to examination for Canada are 2021 through 2024; open fiscal years subject to examination for Ireland are 2021 to 2024. There are no income tax years currently under examination by the Internal Revenue Service, states, Canadian and Irish tax authorities. The Company's foreign subsidiary undistributed earnings are considered to be permanently reinvested.  At  March 29, 2025, the Company had net operating loss (NOL) carryforwards of $1.2 million in the U.S. and $0.3 million in Ireland, which could be used to offset future taxable income and reduce income tax expense. These NOL carryforwards will not expire.

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of the income tax provision. The Company recognized no interest expense or penalties associated with uncertain tax benefits accrued for fiscal years 2025, 2024 and 2023. In accordance with applicable accounting guidance, the amount of unrecognized tax liability from uncertain positions was $0 at year-end fiscal years 2025, 2024 and 2023.

The Company assesses its deferred tax assets annually for expected utilization. If deemed necessary, valuation allowances are established to reduce the deferred tax assets to their net realizable value to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized based on the character of the carryforward item, the associated taxing jurisdiction, the relevant history for the particular item, the applicable expiration dates, and identified actions under the control of the Company in realizing such assets. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary. The Company has determined that a valuation allowance of $0 is appropriate for fiscal years 2025, 2024 and 2023.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. In fiscal years 2025, 2024 and 2023, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were approximately $1.8 million, $1.5 million and $1.2 million in fiscal years 2025, 2024 and 2023, respectively.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Company’s Board of Directors. The Company made no profit sharing contributions in fiscal years 2025, 2024 and 2023.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”).  650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a general and administrative expense in the accompanying Consolidated Statements of Income. The expense related to the ESPP was less than $0.1 million in each of fiscal years 2025, 2024 and 2023.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2025, 2024 and 2023, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was $0.1 million as of both  March 29, 2025 and March 30, 2024, and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post-retirement Health Care Plans. The Company has a defined benefit post-retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the post-retirement benefit obligation is as follows (amounts in thousands):

	FY 2025	FY 2024	FY 2023
Post-retirement benefit obligation, at beginning of fiscal year	$1,134	$1,266	$1,326
Service cost	13	14	17
Interest cost	56	60	45
Plan Amendments	-	-	193
Benefits paid	(102)	(121)	(136)
Actuarial (gain)	(89)	(85)	(179)
Post-retirement benefit obligation, at end of fiscal year	1,012	1,134	1,266
Fair value of plan assets, at end of fiscal year	-	-	-
Funded status, at end of fiscal year	$(1,012)	$(1,134)	$(1,266)

Accumulated post-retirement benefit obligation, at end of fiscal year	$1,012	$1,134	$1,266

The accumulated post-retirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic post-retirement benefit cost and other amounts recognized in other comprehensive income are as follows (amounts in thousands):

	FY 2025	FY 2024	FY 2023
Net periodic post-retirement benefit cost:
Service cost	$13	$14	$17
Interest cost	56	60	45
Amortization of prior service cost	10	15	1
	79	89	63
Benefit obligations recognized in other comprehensive income (loss):
Amortization of prior service cost	(10)	(15)	(1)
Prior service cost	-	-	193
Net actuarial gain	(89)	(85)	(185)
	(99)	(100)	7
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$(20)	$(11)	$70

Amount recognized in accumulated other comprehensive income (loss), at end of fiscal year:
Unrecognized prior service cost	$(36)	$63	$163

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

The post-retirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the post-retirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 29,	March 30,
	2025	2024
Weighted average discount rate	5.4%	5.2%

Medical care cost trend rate:
Trend rate assumed for next year	7.8%	7.8%
Ultimate trend rate	4.0%	4.0%
Year that rate reaches ultimate trend rate	2075	2075

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	3.5%	3.5%

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

Fiscal Year	Amount
2026	$61
2027	71
2028	85
2029	99
2030	95
Thereafter	$601

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

NOTE 6 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 29, 2025, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete benefits related to share-based compensation and stock option activity in fiscal years 2025, 2024 and 2023 were $1.3 million, $0.6 million and $0.4 million, respectively.

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

During fiscal year 2025, on the date of the annual meeting of shareholders, the Company’s non-employee directors received an annual grant of restricted stock units valued at $85,000 that vests after one year.  During fiscal years 2024 and 2023, the Company's non-employee directors received an annual grant of restricted stock units valued at $50,000 that vested after one year.

Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions. The expense relating to the time vested restricted stock units is recognized on a straight-line basis less estimate for forfeitures over the requisite service period for the entire award.

During fiscal year 2025, 32,000 shares of time-vested restricted stock units were granted and 10,000 shares of performance-based restricted stock units were granted.  During fiscal year 2024, 38,000 shares of time-vested restricted stock units were granted and 10,000 shares of performance-based restricted stock units were granted. During fiscal year 2023, 19,000 shares of time-vested restricted stock units were granted and 11,000 shares of performance-based restricted stock units were granted.  Performance-based restricted stock units can be earned up to a maximum of 150% of shares awarded.

The following table summarizes the restricted stock units vested and shares issued during fiscal years 2025, 2024 and 2023 (amounts in thousands, except per unit data):

		Total	Grant Date		Number
		Number	Fair	Target	Of	Date
Date	Measurement	of Units	Value	Level	Shares	Shares
Granted	Period	Granted	Per Unit	Achieved	Issued	Issued
April 2019	April 2019 – March 2022	20	$23.50	82%	16	May 2022
July 2022	July 2022	1	$59.33	Time Vested	1	July 2022
September 2021	September 2021 – September 2022	7	$66.09	Time Vested	7	September 2022
September 2022	September 2022	1	$73.30	Time Vested	1	September 2022
October 2018	October 2018 – September 2022	1	$20.81	Time Vested	1	October 2022
April 2020	April 2020 - March 2023	2	$26.25	Time Vested	2	April 2023
July 2020	July 2020 - July 2023	26	$27.08	Time Vested	26	July 2023
September 2020	September 2020 - July 2023	4	$28.54	Time Vested	4	July 2023
September 2020	September 2020 - July 2023	5	$29.76	Time Vested	5	July 2023
September 2022	September 2022 - September 2023	5	$73.80	Time Vested	5	September 2023
September 2020	September 2020 - September 2023	3	$29.76	Time Vested	3	September 2023
October 2018	October 2018 – September 2023	1	$20.81	Time Vested	1	October 2023
June 2021	June 2021 - March 2024	11	$53.17	Time Vested	11	March 2024
June 2021	June 2021 - March 2024	10	$53.17	136%	14	May 2024
January 2022	January 2022 - March 2024	1	$90.92	136%	1	May 2024
May 2023	May 2023 - April 2024	1	$89.70	Time Vested	1	April 2024
August 2023	August 2023 - August 2024	6	$90.56	Time Vested	6	August 2024
September 2023	September 2023 - September 2024	4	$109.55	Time Vested	4	September 2024
September 2021	September 2021 - September 2024	4	$67.76	Time Vested	4	September 2024
October 2018	October 2018 - October 2024	1	$20.81	Time Vested	1	October 2024
March 2022	March 2022 - March 2025	1	$76.31	Time Vested	1	March 2025
May 2022	May 2022 - March 2025	9	$63.17	Time Vested	9	March 2025

The following table summarizes the non-vested restricted stock units outstanding as of March 29, 2025 (amounts in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Granted	Per Unit	March 29, 2025
October 2018	October 2018 – September 2027	4	$20.81	Time Vested
May 2022	May 2022 - March 2025	9	$63.17	0% of target level
August 2022	August 2022 - August 2025	1	$78.04	Time Vested
May 2023	May 2023 – March 2026	8	$89.70	150% of target level
May 2023	May 2023 – March 2026	8	$89.70	Time Vested
May 2023	May 2023 – May 2026	11	$89.70	Time Vested
April 2024	April 2024 - April 2027	2	$107.13	Time Vested
April 2024	April 2024 - April 2027	1	$108.04	Time Vested
May 2024	May 2024 - May 2027	1	$119.45	Time Vested
May 2024	May 2024 - May 2027	1	$124.12	Time Vested
May 2024	May 2024 - March 2027	9	$124.12	100% of target level
May 2024	May 2024 - March 2027	10	$124.12	Time Vested
July 2024	July 2024 - July 2027	1	$116.91	Time Vested
September 2024	September 2024 - September 2025	6	$120.66	Time Vested
September 2024	September 2024 - September 2027	1	$123.33	100% of target level
September 2024	September 2024 - September 2027	1	$123.33	Time Vested
December 2024	December 2024 - December 2027	9	$103.44	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $2.4 million, $3.2 million and $2.0 million in fiscal years 2025, 2024 and 2023, respectively. As of March 29, 2025, unearned compensation, to be recognized over the grants’ respective service periods, totaled $4.2 million based on estimated achievement levels as of March 30, 2025.  If the maximum performance levels were achieved, the unearned compensation could be a maximum of $5.5 million.

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

We calculate the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during fiscal years 2025, 2024 and 2023:

	FY 2025	FY 2024	FY 2023
Risk-Free Interest Rate	4.35%	4.08%	2.65%
Volatility Factor	40.98%	37.27%	37.62%
Expected Term (in Years)	4	6.34	4.58
Annual Dividend Rate	0.00%	0.00%	0.00%

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

During fiscal year 2025, the Company granted options for 10,000 shares of common stock in the aggregate to Company employees that vest over three years.

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

The expense related to all stock option awards was $0.8 million, $1.3 million and $1.4 million in fiscal years 2025, 2024 and 2023, respectively.

The following table summarizes the Company’s options for fiscal years 2025, 2024 and 2023 (amounts in thousands, except per option data):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	Of	Price Per	Term	Intrinsic
	Options	Option	(in Years)	Value
Outstanding as of March 26, 2022	165	$53.27
Granted	56	62.46
Exercised	(4)	6.19
Forfeited	-	-
Outstanding as of March 25, 2023	217	56.25
Granted	47	94.39
Exercised	(25)	58.44
Forfeited	(5)	68.13
Outstanding as of March 30, 2024	234	63.43
Granted	10	112.93
Exercised	(37)	34.21
Forfeited	(33)	38.31
Outstanding as of March 29, 2025	174	72.14	6	$216
Exercisable as of March 29, 2025	68	$61.59	5	$796

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2025 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 29, 2025. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of March 29, 2025 was $1.4 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised in fiscal years 2025, 2024 and 2023 was $3.2 million, $1.3 million and $0.3 million, respectively. Cash received from the exercise of options in fiscal years 2025, 2024 and 2023 was $1.3 million, $1.5 million and $0.1 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

Operating segments represent a component of the Company that engages in business activities from which it may recognize revenues and incur expenses whose operating results are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  Once operating segments are identified, the Company determined which of those operating segments are required to be presented as reportable segments based on the quantitative thresholds.

Transcat has two reportable segments: Service and Distribution. Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through our Distribution segment, we sell and rent national and proprietary brand instruments to customers globally. There are no intersegment revenues.

Our CODM is Lee Rudow, President & Chief Executive Officer.  Both of our reportable segments are regularly reviewed by the CODM through monthly revenue, gross profit, operating income and consolidated financial forecast updates and through regular and monthly meetings with the executive leadership team.

The primary financial measure used by the CODM for our reportable segments is Operating Income, as reported in our Consolidated Statements of Income and is most consistent with the measurement principles used in the consolidated financial statements.  This is used by the CODM to make decisions on resource allocation, assess the performance of the business, and monitor budget versus actual results.

Significant expenses reviewed by the CODM consist of cost of revenue and operating expenses, which individually are consistent in total with what is shown on the face of the consolidated statements of income.

The CODM does not review assets in evaluating the results of our segments, and therefore, such information is not presented.

2025:
	Distribution	Service	Total
Revenue	$96,993	$181,428	$278,421
Cost of Revenue	68,199	120,769	188,968
Gross Profit	28,794	60,659	89,453
Operating Expenses	26,101	45,478	71,579
Operating Income	2,693	15,181	17,874
Capital Expenditures	5,189	8,008	13,197
Depreciation and Amortization	7,485	11,082	18,567

2024:
	Distribution	Service	Total
Revenue	$89,956	$169,525	$259,481
Cost of Revenue	63,403	112,272	175,675
Gross Profit	26,553	57,253	83,806
Operating Expenses	21,815	42,210	64,025
Operating Income	4,738	15,043	19,781
Capital Expenditures	7,139	6,141	13,280
Depreciation and Amortization	4,284	9,193	13,477

2023:
	Distribution	Service	Total
Revenue	$85,686	$144,883	$230,569
Cost of Revenue	63,969	98,245	162,214
Gross Profit	21,717	46,638	68,355
Operating Expenses	16,891	35,216	52,107
Operating Income	4,826	11,422	16,248
Capital Expenditures	3,845	5,569	9,414
Depreciation and Amortization	2,155	8,800	10,955

The following table presents geographic data for fiscal years 2025, 2024 and 2023 (dollars in thousands):

	FY 2025	FY 2024	FY 2023
Geographic Data:
Revenues to Unaffiliated Customers (1):
United States (2)	$255,811	$235,117	$207,143
Canada	17,162	16,666	16,468
Other International	5,448	7,698	6,958
Total	$278,421	$259,481	$230,569

Property and Equipment:
United States (2)	$44,727	$33,507	$24,721
Canada	4,866	5,415	4,326
Other International	431	22	17
Total	$50,024	$38,944	$29,064

(1)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(2)	United States includes Puerto Rico.

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

Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. As of March 29, 2025, the remaining lease terms on our operating leases range from approximately one year to fifteen years, and include any renewal and/or termination options that are reasonably certain to be exercised by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. The weighted average discount rate for fiscal years 2025, 2024 and 2023 was 4.4%, 4.1% and 3.9%, respectively. The weighted average remaining lease term is approximately eleven years. Short-term leases are leases having a term of 12 months or less. The Company recognizes short-term leases on an as incurred basis and does not record a related lease asset or liability for such leases. Short-term lease expense was immaterial in fiscal years 2025, 2024 and 2023.

The components of lease expense for the current and prior-year comparative periods were as follows (dollars in thousands):

	FY 2025	FY 2024	FY 2023
Operating lease cost	$6,606	$5,948	$4,730
Variable lease cost	691	666	608
Total lease cost	$7,297	$6,614	$5,338

Supplemental cash flow information related to leases was as follows:

	FY 2025	FY 2024	FY 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$2,018	$2,954	$2,469
Right to Use Assets obtained in exchange for lease liabilities	$9,723	$4,965	$4,519

Total rental expense was approximately $7.3 million, $6.6 million and $5.3 million in fiscal years 2025, 2024 and 2023, respectively. The minimum future annual rental payments under the non-cancelable leases at March 29, 2025 are as follows (in millions):

Fiscal Year	Amount
2026	$6.1
2027	5.0
2028	4.7
2029	3.1
2030	2.4
Thereafter	11.7
Total minimum lease payments	$33.0
Less: Imputed interest	8.0
Present value of remaining lease payments	$25.0

Contingent Consideration:

In connection with the acquisition of NEXA, there were potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals.

During fiscal year 2024, the Company entered into an Amendment to the Share Purchase Agreement with NEXA (the “First Amendment”). Pursuant to the First Amendment, the potential earn-out payments would have been up to $7.1 million for the Earn-Out years of calendar year 2023, 2024 and 2025 based upon NEXA achieving certain EBITDA goals. If achieved, the earn-out payments would be made in shares of common stock unless certain criteria is met for cash payment. Subsequent to fiscal year 2024, the Company entered into an Amendment to the Share Purchase Agreement with NEXA (the “Second Amendment”). Pursuant to the Second Amendment, the Company agreed to pay approximately $0.5 million for the Earn-Out year of calendar year 2023 and removed the entitlement for any future earn-out payments. As of March 30, 2024, the estimated fair value of the 2023 earn-out payment was approximately $0.5 million. This payment was made during fiscal year 2025.  As of March 29, 2025 and March 30, 2024, the estimated fair value of the 2024 and 2025 earn-out payments was zero. See Note 9.

NOTE 9 – BUSINESS ACQUISITIONS

Martin:  Effective December 10, 2024, the Company acquired all of the membership units of Martin Calibration, Inc, a privately-held Minnesota calibration services company ("Martin"). Martin is ISO 17025 certified.  This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities.

The Martin goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. The goodwill and intangible assets relating to the Martin acquisition have been allocated to the Service segment. Intangible assets related to the Martin acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 30 years and are deductible for tax purposes. Amortization of goodwill related to the Martin acquisition is deductible for income tax purposes.

The total purchase price for Martin was approximately $81.8 million consisting of $71.9 million in cash and the issuance of our common stock valued at $9.9 million, including $2.0 million in cash placed in escrow for certain post-closing adjustments and indemnification claims, if any.  As of March 29, 2025, $2.2 million remains unpaid and is reflected in current liabilities in the Consolidated Balance Sheets.

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

Goodwill	38,871
Intangible Assets – Customer Base & Contracts	32,000
Intangible Assets – Trademarks and Tradenames	3,200
74,071

Plus: Cash	296
Accounts Receivable	4,652
Property and Equipment	3,412
Right To Use Assets	5,811
Other Current Assets	475
Less: Current Liabilities	(1,098)
Lease Liabilities	(5,813)
Total Purchase Price	$81,806

From the date of acquisition through the end of fiscal year 2025, Martin has contributed revenue of $8.8 million and an operating income of $0.5 million, which includes the negative impact of amortization of the acquired intangible assets.

Becnel:  Effective  April 15, 2024, the Company acquired Becnel, pursuant to an Agreement and Plan of Merger (the “Becnel agreement”), by and among the Company, Becnel and the other parties thereto. Becnel is an ISO 9001:2015 certified provider of rental tools and services primarily utilized in the decommissioning and maintenance of oil wells. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service and rental capabilities.

The Becnel goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. The goodwill and intangible assets relating to the Becnel acquisition have been allocated to both the Service and Distribution segment. Intangible assets related to the Becnel acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to eleven years and are deductible for tax purposes. Amortization of goodwill related to the Becnel acquisition is deductible for income tax purposes.

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

This cash portion of the contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the cash portion of the contingent consideration changes, any charges or income will be included in the Company’s Consolidated Statements of Income. After reviewing the fiscal year 2026 forecast, the Company revalued the contingent consideration payout during the fourth quarter of fiscal year 2025.  As of March 29, 2025, the estimated fair value of the contingent consideration, classified as Level 3 in the fair value hierarchy, was zero.  This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 14.50%, 2) risk-free interest rate of 4.01%, 3) asset volatility of 30.00%, and 4) forecasted revenue.  The Company recognized a non-cash gain of approximately $0.8 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended March 29, 2025.

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

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Becnel's assets and liabilities acquired on April 15, 2024 (in thousands):

Goodwill	$32,811
Intangible Assets – Customer Base & Contracts	7,200
Intangible Assets – Trademarks and Tradenames	840
40,851

Plus: Cash	214
Accounts Receivable	3,041
Property and Equipment	5,848
Other Current Assets	79
Less: Current Liabilities	(210)
Total Purchase Price	$49,823

From the date of acquisition through the end of fiscal year 2025, Becnel has contributed revenue of $9.0 million and an operating loss of $1.0 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for Axiom was approximately $38.7 million and was paid with $10.0 million in cash and the issuance of our common stock valued at $28.6 million. Pursuant to the asset purchase agreement, the Company held back approximately $3.9 million of the purchase price for certain potential post-closing adjustments.  During fiscal year 2025, $2.3 million was paid to settle a holdback for Axiom.  At March 29, 2025, $1.6 million remains as a holdback and is reflected in other liabilities on the Consolidated Balance Sheets.

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

During fiscal year 2025, Axiom contributed revenue of $8.6 million and operating income of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

During fiscal year 2025, SteriQual contributed revenue of $2.2 million and an operating loss of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for TIC-MS was approximately $9.7 million and was paid with $2.9 million in cash, including $0.5 million placed in escrow for contingent consideration, certain post-closing adjustments and indemnification claims, if any, and the issuance of 77,387 shares of our common stock valued at $6.9 million. Pursuant to the asset purchase agreement, the purchase price was subject to reduction by up to $0.5 million if a key customer relationship was not retained through March 27, 2024. As of March 30, 2024, we continued to retain this key customer relationship. As a result, there was no receivable recognized relating to the $0.5 million contingent consideration.

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

During fiscal year 2025, TIC-MS contributed revenue of $3.2 million and operating income of $1.5 million, which includes the negative impact of amortization of the acquired intangible assets.

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

After reviewing the fiscal year 2025 budget and revised revenue and EBITDA forecasts for the remainder of calendar 2025, during the fourth quarter of fiscal year 2024, the Company revalued the earn-out obligations. As of March 30, 2024, the estimated fair value for the total earn-out obligations under the First Amendment, classified as Level 3 in the fair value hierarchy, was zero. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 12.00%, 2) risk-free interest rate of 4.70%, 3) asset volatility of 22.50%, and 4) forecasted revenue and EBITDA. The Company recognized a non-cash gain of approximately $2.4 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended March 30, 2024. As of March 30, 2024, the 2023 calendar Earn-Out Year was $0.5 million. This was paid during the first quarter of fiscal year 2025.

Pursuant to the Second Amendment, the Company agreed to pay approximately $0.5 million for the 2023 Earn-Out Year and removed the entitlement for any future earn-out payments.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Martin, Becnel, Axiom, SteriQual, TIC-MS, Elite, Complete Calibrations, e2b and Alliance had occurred at the beginning of fiscal year 2023. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Fiscal Year Ended
	March 29,	March 30,	March 25,
(in thousands except per share information)	2025	2024	2023

Total Revenue	$297,488	$304,123	$288,093
Net Income	$15,316	$14,369	$10,763
Basic Earnings Per Share	$1.67	$1.74	$1.43
Diluted Earnings Per Share	$1.66	$1.72	$1.41

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of March 29, 2025, no contingent consideration and $2.8 million of other holdback amounts were unpaid and are reflected in current liabilities on the Consolidated Balance Sheets and $1.6 million of other holdback amounts unpaid are reflected in other liabilities in the Consolidated Balance Sheets.  During fiscal year 2025, $2.7 million of holdback amounts were paid.  During fiscal year 2024, $0.8 million of holdback amounts were paid. During fiscal year 2023, no contingent consideration or other holdback amounts were paid.

During fiscal years 2025, 2024 and 2023, acquisition costs of $1.3 million, $1.2 million and $0.2 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

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

During each of fiscal years 2025, 2024 and 2023, the Company repurchased and subsequently retired less than 0.1 million shares of its common stock. The Company allows its employees the option of satisfying the employee tax withholding obligations with either cash or a net share repurchase. The repurchase of shares was for the net awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity, totaling $3.6 million in fiscal year 2025, $4.9 million in fiscal year 2024 and $0.4 million in fiscal year 2023.  There were no stock option redemptions during fiscal year 2025, fiscal year 2024 or fiscal year 2023.

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

Effective December 10, 2024, the Company acquired Martin Calibration Inc. and effective April 15, 2024, the Company acquired Becnel Rental Tools, LLC.  The financial results of these acquisitions are included in the consolidated financial statements as of and for the year ended March 29, 2025 and represent approximately 6% of total revenues and 6% of total assets excluding intangible assets and goodwill related to the acquisitions, respectively. Management is currently integrating Martin and Becnel into our operations and internal control processes and, pursuant to the SEC’s guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment in the year of acquisition, the Company is excluding the internal control over financial reporting of Martin and Becnel from its evaluation of the effectiveness of the Company’s disclosure controls and procedures as of March 29, 2025.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2025 Annual Meeting of Shareholders under the headings "Proposal One: Election of Directors," "Corporate Governance," “Delinquent Section 16(a) Reports” and "Executive Officers and Senior Management," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2025 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2025 Annual Meeting of Shareholders under the headings "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Report," and "CEO Pay Ratio," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2025 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2025 Annual Meeting of Shareholders under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2025 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 29, 2025:

Equity Compensation Plan Information

(In Thousands, Except Per Share Amounts)

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of		compensation plans
	outstanding options	Weighted-average	(excluding
	and restricted stock	exercise price of	securities reflected
Plan category	units	outstanding options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	256 (1)	$72.14 (2)	677 (3)
Equity compensation plans not approved by security holders	-	-	-
Total	256 (1)	$72.14 (2)	677 (3)

(1)

Includes time-vested restricted stock units and performance-based restricted stock units granted to officers and key employees pursuant to our 2003 Plan and 2021 Incentive Plan. See Note 6 to our Consolidated Financial Statements in Item 8 of Part II.

(2)	The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units, which do not have an exercise price.
(3)	There are 100 shares available for grant pursuant to our ESPP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2025 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2025 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2025 Annual Meeting of Shareholders under the heading “Proposal Five: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 29, 2025 fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements included in Item 8 of Part II of this report.

(b)	Exhibits.

Index to Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

^	2.1	Agreement and Plan of Merger, dated August 8, 2023, by and among Transcat, Inc., Axiom Test Equipment, LLC, and the other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023.

^	2.2	Agreement and Plan of Merger, dated April 15, 2024, by and among Transcat, Inc., Becnel Rental Tools, LLC, and the other parties thereto is incorporated by reference from Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2024

^	2.3	Membership Unit Purchase Agreement, dated December 10, 2024, by and among Transcat, Inc., Martin Holding Inc., and Richard L. Brion is incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-284412) filed on January 22, 2025.

(3)	Articles of Incorporation and Bylaws

	3.1(a)

The Articles of Incorporation, as amended (the “Articles”), are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

	3.1(b)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.1(c)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

	3.1(d)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015.

	3.2	Code of Regulations, as amended through September 11, 2024, is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 13, 2024

(4)	Instruments Defining the Rights of Security Holders

*	4.1	Description of Securities.

(10)	Material contracts

#	10.1

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

Form of Award Notice for Incentive Stock Options granted under the Transcat, Inc. 2003 Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 25, 2004

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

#	10.14	Form of Award Notice for Non-Qualified Stock Options granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022.

#	10.15	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.16	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

#	10.17	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended, is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.18	Form of Agreement for Severance Upon Change in Control is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024.

^	10.19	Second Amended and Restated Credit Facility Agreement, dated as of July 7, 2021, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021.

	10.20	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

	10.21	Lease Agreement between AK Leasehold I, LLC and Transcat, Inc. dated May 21, 2019, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2019.

^	10.22	Share Purchase Agreement, dated August 31, 2021, by and among Transcat, Inc., John Cummins and Ross Lane is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2021.

	10.23	First Amendment to Share Purchase Agreement dated August 31, 2021 by and among Transcat, Inc., John Cummins and Ross Lane, dated September 11, 2023 is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 12, 2023

	10.24	Second Amendment to Share Purchase Agreement dated August 31, 2021 by and among Transcat, Inc., John Cummins and Ross Lane, dated May 20, 2024, is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2024 (Film No. 24964793).

	10.25	Registration Rights Agreement, dated August 8, 2023, by and among Transcat, Inc., Gary F. Shilts, trustee of the Shilts Family 2008 Trust, dated 5/6/2008, Joshua Shilts, Shannon Johnson, trustee of the Shannon and Gloria Johnson Living Trust, and Lavon M. Parrish is incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023.

^	10.26	Registration Rights Agreement, dated April 15, 2024, by and among Transcat, Inc., Jason Becnel, Mark Becnel, and the other parties thereto is incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2024.

^	10.27	Registration Rights Agreement, dated December 10, 2024 by and among Transcat, Inc., Martin Holding Inc., and Richard L. Brion is incorporated herein by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-3 (Registration No. 333-284412) filed on January 22, 2025.

#^	10.28	Separation Agreement, between Transcat, Inc. and Mark Doheny, dated as of April 5, 2024 is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 9, 2024.

#	10.29	Consulting Agreement, between Transcat, Inc. and Mark Doheny, dated as of April 8, 2024 is incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 9, 2024.

(16)	Letter re change in certifying accountant

	16.1 Letter from Freed Maxick P.C. dated February 12, 2025 is incorporated herein by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 12, 2025.

(19)	Insider trading policies and procedures

*	19.1 Policy on Non-Public Information and Trading in Transcat Securities

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries

(23)	Consents of experts and counsel

*	23.1	Consent of Freed Maxick, P.C.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

**	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	Policy relating to recovery of erroneously awarded compensation

	97.1	Transcat, Inc. Policy on Recoupment of Incentive Compensation is incorporated herein by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on May 28, 2024.

(101)	Interactive Data File

*	101.INS Inline XBRL Instance Document

*	101.SCH Inline XBRL Taxonomy Extension Schema Document

*	101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Furnished with this report.
#	Management contract or compensatory plan or arrangement.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: May 27, 2025	/s/ Lee D. Rudow
By:	Lee D. Rudow
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

May 27, 2025	/s/ Lee D. Rudow	Director, President and Chief Executive Officer
	Lee D. Rudow	(Principal Executive Officer)

May 27, 2025	/s/ Thomas L. Barbato	Senior Vice President of Finance and
	Thomas L. Barbato	Chief Financial Officer
(Principal Financial Officer)

May 27, 2025	/s/ Scott D. Deverell	Controller and Principal Accounting Officer
	Scott D. Deverell	(Principal Accounting Officer)

May 27, 2025	/s/ Gary J. Haseley	Chairman of the Board of Directors
Gary J. Haseley

May 27, 2025	/s/ Craig D. Cairns	Director
Craig D. Cairns

May 27, 2025	/s/ Dawn DePerrior	Director
Dawn DePerrior

May 27, 2025	/s/ Oksana Dominach	Director
Oksana Dominach

May 27, 2025	/s/ Christopher Gillette	Director
Christopher Gillette

May 27, 2025	/s/ Charles P. Hadeed	Director
Charles P. Hadeed

May 27, 2025	/s/ Mbago M. Kaniki	Director
Mbago M. Kaniki

May 27, 2025	/s/ Cynthia Langston	Director
Cynthia Langston

May 27, 2025	/s/ Robert L. Mecca	Director
Robert L. Mecca