Form 10-Q
period 2025-06-28
TRANSCAT INC
filed 2025-08-06
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 28, 2025

or

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

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of July 31, 2025 was 9,319,079.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)
	First Quarter Ended
	June 28,	June 29,
	2025	2024

Service Revenue	$49,144	$43,778
Distribution Revenue	27,280	22,929
Total Revenue	76,424	66,707

Cost of Service Revenue	32,935	28,895
Cost of Distribution Revenue	17,668	15,157
Total Cost of Revenue	50,603	44,052

Gross Profit	25,821	22,655

Selling, Marketing and Warehouse Expenses	9,515	7,801
General and Administrative Expenses	10,968	9,755
Total Operating Expenses	20,483	17,556

Operating Income	5,338	5,099

Interest Expense	451	52
Interest Income	(11)	(312)
Other Expense	333	131
Total Interest and Other Expense/(Income), net	773	(129)

Income Before Provision For Income Taxes	4,565	5,228
Provision for Income Taxes	1,304	820

Net Income	$3,261	$4,408

Basic Earnings Per Share	$0.35	$0.49
Weighted Average Shares Outstanding	9,317	9,064

Diluted Earnings Per Share	$0.35	$0.48
Weighted Average Shares Outstanding	9,389	9,196

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)
	First Quarter Ended
	June 28,	June 29,
	2025	2024
Net Income	$3,261	$4,408

Other Comprehensive Income/(Loss) :
Currency Translation Adjustment	1,008	(161)
Other, net of tax effects of $- and $2 for the first quarter ended June 28, 2025 and June 29, 2024, respectively	-	6
Total Other Comprehensive Income/(Loss)	1,008	(155)

Comprehensive Income	$4,269	$4,253

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	June 28,	March 29,
	2025	2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,861	$1,517
Accounts Receivable, less allowance for credit losses of $642 and $659 as of June 28, 2025 and March 29, 2025, respectively	57,651	55,941
Other Receivables	708	373
Inventory	15,392	14,483
Prepaid Expenses and Other Current Assets	4,042	5,695
Total Current Assets	79,654	78,009
Property and Equipment, net	52,161	50,024
Goodwill	177,114	176,928
Intangible Assets, net	51,933	54,777
Right to Use Assets	30,505	24,345
Other Assets	1,169	1,159
Total Assets	$392,536	$385,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$13,455	$16,755
Accrued Compensation and Other Current Liabilities	12,608	15,466
Current Portion of Long-Term Debt	1,217	1,816
Total Current Liabilities	27,280	34,037
Long-Term Debt	33,182	30,892
Deferred Tax Liabilities, net	9,310	9,286
Lease Liabilities	27,476	21,395
Other Liabilities	2,752	2,752
Total Liabilities	100,000	98,362

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,318,490 and 9,315,840 shares issued and outstanding as of June 28, 2025 and March 29, 2025, respectively	4,659	4,658
Capital in Excess of Par Value	192,548	191,167
Accumulated Other Comprehensive Loss	(461)	(1,469)
Retained Earnings	95,790	92,524
Total Shareholders' Equity	292,536	286,880
Total Liabilities and Shareholders' Equity	$392,536	$385,242

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Three Months Ended
	June 28,	June 29,
	2025	2024
Cash Flows from Operating Activities:
Net Income	$3,261	$4,408
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss/(Gain) on Disposal of Property and Equipment	54	(4)
Noncash Lease Expense	915	850
Deferred Income Taxes	24	(4)
Depreciation and Amortization	5,605	4,113
Provision for Accounts Receivable and Inventory Reserves	118	(89)
Stock-Based Compensation Expense	1,130	697
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(1,214)	2,814
Inventory	(745)	(235)
Prepaid Expenses and Other Current Assets	1,737	(687)
Accounts Payable	(3,300)	1,425
Accrued Compensation and Other Current Liabilities	(4,338)	(5,123)
Income Taxes Payable	376	759
Net Cash Provided by Operating Activities	3,623	8,924

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(4,598)	(3,674)
Business Acquisitions, net of cash acquired	-	(15,953)
Sales of Marketable Securities	-	15,533
Net Cash Used in Investing Activities	(4,598)	(4,094)

Cash Flows from Financing Activities:
Proceeds From/(Repayment of) Revolving Credit Facility, net	2,291	-
Repayments of Term Loan	(602)	(576)
Issuance of Common Stock, net of direct costs	257	260
Repurchase of Common Stock	-	(1,619)
Net Cash Provided by/(Used in) Financing Activities	1,946	(1,935)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(627)	116

Net Increase in Cash and Cash Equivalents	344	3,011
Cash and Cash Equivalents at Beginning of Period	1,517	19,646
Cash and Cash Equivalents at End of Period	$1,861	$22,657

Supplemental Disclosure of Cash Flow Activity:
Cash (received)/paid during the period for:
Interest	$457	$259
Income Taxes, net	$(180)	$63
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$-	$32,781
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$210	$410

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 30, 2024	8,839	$4,420	$141,624	$(949)	$80,074	$225,169
Issuance of Common Stock	302	151	32,888	-	-	33,039
Contingent Consideration Classified as Equity	-	-	750	-	-	750
Repurchase of Common Stock	(13)	(7)	(652)	-	(961)	(1,620)
Stock-Based Compensation	16	8	689	-	-	697
Other Comprehensive Loss	-	-	-	(155)	-	(155)
Net Income	-	-	-	-	4,408	4,408
Balance as of June 29, 2024	9,144	$4,572	$175,299	$(1,104)	$83,521	$262,288

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 29, 2025	9,315	$4,658	$191,167	$(1,469)	$92,524	$286,880
Issuance of Common Stock	3	1	214	-	-	215
Repurchase of Common Stock	-	-	37	-	5	42
Stock-Based Compensation	-	-	1,130	-	-	1,130
Other Comprehensive Income	-	-	-	1,008	-	1,008
Net Income	-	-	-	-	3,261	3,261
Balance as of June 28, 2025	9,318	$4,659	$192,548	$(461)	$95,790	$292,536

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation: Transcat’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended  March 29, 2025 (“fiscal year 2025”) contained in the Company’s Annual Report on Form 10-K for fiscal year 2025 filed with the SEC.

Use of Estimates: The preparation of Transcat’s Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, allowance for credit losses and returns, inventory reserves, estimated levels of achievement for performance-based restricted stock units, fair value of stock options, depreciable lives of fixed assets, estimated lives of intangible assets, fair value of the goodwill reporting units, and the valuation of assets acquired, liabilities assumed and consideration transferred in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Condensed Consolidated Financial Statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Condensed Consolidated Financial Statements.

Cash and Cash Equivalents:  Cash equivalents consist of highly liquid investments with an original maturity, when purchased, of three months or less and are stated at cost, which approximates fair value.

Inventory: Inventory consists of finished goods purchased for resale and is valued at the lower of cost or net realizable value. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience and current demand, to specific categories of its inventory. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences or increasing competition. The Company believes these risks are largely mitigated because its inventory typically turns several times per year. The Company evaluates the adequacy of the reserve on a quarterly basis.

Revenue Recognition:  Distribution non-rental revenue is recorded when an order’s title and risk of loss transfers to the customer, which is generally upon shipment. Distribution rental revenue is recognized over time using the time-elapsed output method as this portrays the transfer of control to the customer. The Company recognizes the majority of its Service revenue based upon when the calibration or other activity is performed and then shipped and/or delivered to the customer. The majority of the Company’s revenue generating activities have a single performance obligation and are recognized at the point in time when control transfers and/or the Company's obligation has been fulfilled, which is generally upon shipment. Some Service revenue is generated from managing customers’ calibration programs in which the Company recognizes revenue over time using the time-elapsed output method as this portrays the transfer of control to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for product shipped or services performed. Sales taxes and other taxes billed and collected from customers are excluded from revenue. The Company generally invoices its customers for freight, shipping, and handling charges. Freight billed to customers is included in revenue. Shipping and handling is not included in revenue. Provisions for customer returns are provided for in the period the related revenue is recorded based upon historical data.

Under Accounting Standards Codification ("ASC") Topic 606, "Revenue from Contracts with Customers", The Company uses judgments that could potentially impact the timing of its satisfaction of performance obligations. Such judgments include considerations in determining transaction prices and when performance obligations are satisfied for standard product sales that include general payment terms that are between net 30 and 90 days.

Revenue recognized from prior period performance obligations for the first quarter of the fiscal year ending March 28, 2026 (“fiscal year 2026”) was immaterial. As of June 28, 2025, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of June 28, 2025 and March 29, 2025 were immaterial. See Note 4 for disaggregated revenue information.

	% of Total Net Sales
	First Quarter Ended
	June 28,	June 29,
	2025	2024
Point-in-Time	85.1%	85.6%
Over Time - Output Method	14.9%	14.4%
Total	100.0%	100.0%

Fair Value of Financial Instruments:  Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses observable inputs such as quoted prices in active markets; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions. The carrying amount of debt on the Condensed Consolidated Balance Sheets approximates fair value due to variable interest rate pricing on a portion of the debt with the balance bearing an interest rate approximating current market rates, and the carrying amounts for cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which fund the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs.  At each of June 28, 2025 and March 29, 2025, investment assets totaled $0.1 million and are included as a component of Other Assets (non-current) on the Condensed Consolidated Balance Sheets.

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Condensed Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first quarter of fiscal year 2026 and fiscal year 2025, the Company recorded non-cash stock-based compensation cost of $1.1 million and 0.7 million, respectively, in the Condensed Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency was a net loss of $0.2 million for the first quarter of fiscal year 2026 and a net loss of less than $0.1 million for the first quarter of fiscal year 2025. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million during each of the first quarter of fiscal years 2026 and 2025, was recognized as a component of Interest and Other (Income) Expense, net in the Condensed Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 28, 2025, the Company had a foreign exchange contract, which matured in July 2025, outstanding in the notional amount of $1.0 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first quarter of fiscal year 2026, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share.  For the first quarter of fiscal year 2025, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	First Quarter Ended
	June 28,	June 29,
	2025	2024
Average Shares Outstanding – Basic	9,317	9,064
Effect of Dilutive Common Stock Equivalents	72	132
Average Shares Outstanding – Diluted	9,389	9,196
Anti-dilutive Common Stock Securities	79	35

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

The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of June 28, 2025 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Customer Base	12 Years	$84,892	$(37,223)	$47,669
Covenant not to Compete	2 Years	3,614	(2,988)	626
Tradenames/Trademarks	10 Years	4,040	(437)	3,603
Other	3 Years	905	(870)	35
Intangible Assets, net		$93,451	$(41,518)	$51,933

The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of March 29, 2025 were as follows (in thousands):

	Weighted Average	Gross Carrying	Accumulated
	Amortization Period	Amount	Amortization	Total
Customer Base	12 Years	$84,755	$(34,531)	$50,224
Covenant not to Compete	2 Years	3,603	(2,866)	737
Tradenames/Trademarks	10 Years	4,040	(263)	3,777
Other	3 Years	905	(866)	39
Intangible Assets, net		$93,303	$(38,526)	$54,777

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

A summary of changes in the Company’s goodwill is as follows (amounts in thousands):

	Goodwill
	Distribution	Service	Total
Net Book Value as of March 29, 2025	$59,999	$116,929	$176,928
Additions			-
Amortization	-		-
Currency Translation Adjustment	-	186	186
Net Book Value as of June 28, 2025	$59,999	$117,115	$177,114

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	June 28,	March 29,
	2025	2025
Current Liabilities:
Accrued Payroll and Employee Benefits	$4,826	$5,592
Accrued Incentives	1,407	1,670
Current Portion of Lease Liabilities	3,849	3,624
Accrued Acquisition Holdbacks	797	2,784
Accrued Sales Tax	644	654
Income Taxes Payable	377	-
Other Current Liabilities	708	1,142
Accrued Compensation and Other Current Liabilities	$12,608	$15,466

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,010	$1,012
Accrued Acquisition Holdbacks	1,647	1,647
Other Non-Current Liabilities	95	93
Other Liabilities	$2,752	$2,752

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

Recent Accounting Guidance Not Yet Adopted:

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid.  ASU 2023-09 is effective for annual periods beginning in fiscal 2026, with early adoption permitted. The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

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

NOTE 2 – LONG-TERM DEBT

On July 29, 2025, the Company entered into a Credit Agreement (the “Credit Agreement”) with a group of three lenders establishing a new five-year $150.0 million secured revolving credit facility (the “Credit Facility”). Borrowing options under the Credit Facility include: (i) a revolving loan option; (ii) a swingline loan option; and (iii) letters of credit, each of which is provided on a committed basis. The Credit Facility replaced the Company’s former $80.0 million credit facility (the “Replaced Facility”), which included a letter of credit subfacility of $10.0 million and the Company’s 2018 term loan, with an original principal amount of $15.0 million (the “2018 Term Loan”).

On July 7, 2021, the Company entered into the Replaced Facility with Manufacturers and Traders Trust Company (“M&T”), that amended and restated in its entirety the Company’s prior credit agreement with M&T.

The Replaced Facility provided for a revolving credit commitment (the “revolving credit facility”) of $80.0 million through June 2026, with a letter of credit subfacility of $10.0 million. The 2018 Term Loan was also provided for under the Replaced Facility.

The Replaced Facility allowed the Company to use up to $50.0 million under the revolving credit facility for acquisitions in any single fiscal year. The Replaced Facility restricted the Company's ability to complete acquisitions of businesses with a principal place of business located in the United Kingdom or the European Union to an aggregate purchase price of $40.0 million during the term of the Replaced Facility, if the acquisition is financed directly or indirectly with the revolving credit facility.

Under the Replaced Facility, the Company was permitted to make restricted payments up to $25.0 million in the aggregate over the term of the Replaced Facility and $10.0 million in any single fiscal year to repurchase shares and pay dividends.

As of June 28, 2025, $80.0 million was available for borrowing under the revolving credit facility, of which $33.2 million was outstanding.

As of June 28, 2025, $1.2 million was outstanding on the 2018 Term Loan, which was included in current liabilities on the Condensed Consolidated Balance Sheets. The 2018 Term Loan required total amortizing repayments (principal plus interest) of $0.2 million per month through its maturity date in December 2025.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrued, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin.  Unused fees accrued based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s interest rate for the revolving credit facility for the first quarter of fiscal year 2026 was 5.2%.  Interest on outstanding borrowings under the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan.

Covenants: The Replaced Facility had certain covenants with which the Company was required to comply, including a fixed charge ratio covenant, which prohibited the Company's fixed charge ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibited the Company's leverage ratio from exceeding 3.00 to 1.00.

Other Terms: The Company pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. as collateral security for the loans made under the revolving credit facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At June 28, 2025, 0.6 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first quarter of fiscal year 2026 and fiscal year 2025 were less than $0.1 million and $0.6 million, respectively.

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

The following table summarizes the non-vested restricted stock units outstanding as of June 28, 2025 (in thousands, except per unit data):

		Total	Grant Date	Estimated
		Number	Fair	Level of
Date	Measurement	of Units	Value	Achievement at
Granted	Period	Outstanding	Per Unit	June 28, 2025
October 2018	October 2018 – September 2028	4	$20.81	Time Vested
August 2022	August 2022 – August 2025	1	$78.04	Time Vested
May 2023	May 2023 – March 2026	8	$89.70	150% of target level
May 2023	May 2023 – March 2026	8	$89.70	Time Vested
May 2023	May 2023 – May 2026	11	$89.70	Time Vested
April 2024	April 2024 - April 2027	2	$107.13	Time Vested
April 2024	April 2024 - April 2027	1	$108.04	Time Vested
May 2024	May 2024 - May 2027	1	$119.45	Time Vested
May 2024	May 2024 - March 2027	9	$124.12	100% of target level
May 2024	May 2024 - March 2027	10	$124.12	Time Vested
July 2024	July 2024 - July 2027	1	$116.91	Time Vested
September 2024	September 2024 - September 2025	6	$120.66	Time Vested
September 2024	September 2024 - September 2027	1	$123.33	100% of target level
September 2024	September 2024 - September 2027	1	$123.33	Time Vested
December 2024	December 2024 - December 2027	9	$103.44	Time Vested
March 2025	March 2025 - March 2028	1	$73.78	Time Vested
May 2025	May 2025 - March 2028	11	$92.04	Time Vested
May 2025	May 2025 - March 2028	10	$92.04	100% of target level
June 2025	June 2025 - March 2028	1	$87.38	Time Vested
June 2025	June 2025 - June 2028	1	$77.98	Time Vested

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $0.9 million and $0.3 million in the first quarter of fiscal year 2026 and fiscal year 2025, respectively. As of June 28, 2025, unearned compensation, to be recognized over the grants’ respective service periods, totaled $5.4 million based on estimated achievement levels as of June 28, 2025.  If the maximum performance levels were achieved, the unearned compensation could be a maximum of $6.3 million.

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

The Company calculates the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first quarter of fiscal year 2026 and fiscal year 2025:

	First Quarter Ended
	June 28,	June 29,
	2025	2024

Risk-Free Interest Rate	3.84%	4.74%
Volatility Factor	46.85%	41.41%
Expected Term (in Years)	4.00	4.00
Annual Dividend Rate	0.00%	0.00%

The Company calculates expected volatility for stock options by taking an average of historical volatility over the expected term. The computation of expected term was determined based on safe harbor rules, giving consideration to the contractual terms of the stock-based awards and vesting schedules. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield in effect at the time of grant. The Company assumes no expected dividends. Under FASB ASC Topic 718, Compensation – Stock Compensation, the Company has elected to account for forfeitures as they occur.

During the first quarter of fiscal year 2026, the Company granted options for 2,000 shares of common stock in the aggregate to a Company employee that vest over three years.

During the first quarter of fiscal year 2025, the Company granted options for 4,000 shares of common stock in the aggregate to Company employees that vest over three years.

The expense related to all stock option awards was $0.2 million in the first quarter of fiscal year 2026 and $0.4 million in the first quarter of fiscal year 2025.

The following table summarizes the Company’s options as of and for the first quarter ended June 28, 2025 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 29, 2025	174	$72.14
Granted	2	$80.16
Exercised	-	$-
Forfeited	-	$-
Outstanding as of June 28, 2025	176	$72.23	5	$2,210
Exercisable as of June 28, 2025	95	$61.35	4	$2,218

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of fiscal year 2026 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 28, 2025. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of June 28, 2025 was $1.2 million, which is expected to be recognized over a period of three years. There were no stock option exercises during the first quarter of fiscal year 2026.  The aggregate intrinsic value of stock options exercised during the first quarter of fiscal year 2025 was $0.4 million. Cash received from the exercise of options in the first quarter of fiscal year 2025 was less than $0.1 million.

NOTE 4 – SEGMENT INFORMATION

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

Transcat has two reportable segments: Service and Distribution. Through its Service segment, the Company offers calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services. Through its Distribution segment, the Company sells and rents national and proprietary brand instruments to customers globally. There are no intersegment revenues.

The Company's CODM is Lee Rudow, President & Chief Executive Officer.  Both of the Company's reportable segments are regularly reviewed by the CODM through monthly revenue, gross profit, operating income and consolidated financial forecast updates and through regular and monthly meetings with the executive leadership team. The primary financial measure used by the CODM for the Company's reportable segments is Operating Income, as reported in the Condensed Consolidated Statements of Income and is most consistent with the measurement principles used in the consolidated financial statements.  This is used by the CODM to make decisions on resource allocation, assess the performance of the business, and monitor budget versus actual results. Significant expenses reviewed by the CODM consist of cost of revenue and operating expenses, which individually are consistent in total with what is shown on the face of the Condensed Consolidated Statements of Income.

The CODM does not review assets in evaluating the results of the Company's segments, and therefore, such information is not presented.

Three Months Ended June 28, 2025:
	Distribution	Service	Total
Revenue	$27,280	$49,144	$76,424
Cost of Revenue	17,668	32,935	50,603
Gross Profit	9,612	16,209	25,821
Operating Expenses	6,840	13,643	20,483
Operating Income	2,772	2,566	5,338
Capital Expenditures	2,113	2,485	4,598
Depreciation and Amortization	1,842	3,763	5,605

Three Months Ended June 29, 2024:
	Distribution	Service	Total
Revenue	$22,929	$43,778	$66,707
Cost of Revenue	15,157	28,895	44,052
Gross Profit	7,772	14,883	22,655
Operating Expenses	6,764	10,792	17,556
Operating Income	1,008	4,091	5,099
Capital Expenditures	2,221	1,453	3,674
Depreciation and Amortization	1,712	2,401	4,113

The following table presents geographic data for the first quarter of fiscal years 2026, and 2025 (dollars in thousands):

	First Quarter Ended
	June 28,	June 29,
	2025	2024
Geographic Data:
Revenues (1):
United States (2)	$70,945	$60,741
Canada	4,429	4,472
Other International	1,050	1,494
Total	$76,424	$66,707

Property and Equipment:
United States (2)	$46,085	$40,346
Canada	5,234	5,588
Other International	842	20
Total	$52,161	$45,954

(1)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(2)	United States includes Puerto Rico.

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

The Martin customer base intangible was calculated using the MPEEM (Multi-Period Excess Earnings Method) approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.  The fair value was determined to be $32.0 million and was assigned a useful life of 30 years. The Martin tradenames and Trademarks was calculated using the relief from royalty approach, which is a variant of the income approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.   The fair value was determined to be $3.2 million and was assigned a useful life of eleven years.

The total purchase price for Martin was approximately $81.8 million consisting of $71.9 million in cash and the issuance of common stock valued at $9.9 million, including $2.0 million placed in escrow for certain post-closing adjustments and indemnification claims, if any.
As of June 28, 2025, $0.8 million remains unpaid and is reflected in current liabilities in the Condensed Consolidated Balance Sheets.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Martin's assets and liabilities acquired on December 10, 2024 (in thousands):

Goodwill		$38,871
Intangible Assets – Customer Base & Contracts		32,000
Intangible Assets – Trademarks and Tradenames		3,200
		74,071

Plus:	Cash and equivalents	296
	Accounts Receivable	4,652
	Property and Equipment	3,412
	Right To Use Assets	5,811
	Other Current Assets	475
Less:	Current Liabilities	(1,098)
	Lease Liabilities	(5,813)
Total Purchase Price		$81,806

During the first quarter of fiscal year 2026, Martin has contributed revenue of $7.9 million and operating income of $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The Becnel customer base intangible was calculated using the MPEEM approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.  The fair value was determined to be $7.2 million and was assigned a useful life of 10 years. The Becnel tradenames and Trademarks was calculated using the relief from royalty approach, which is a variant of the income approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.   The fair value was determined to be $0.8 million and was assigned a useful life of eleven years.

The total purchase price for Becnel was approximately $49.8 million consisting of up to $17.5 million in cash and the issuance of common stock valued at $32.3 million.  Pursuant to the Becnel agreement, the Company held back approximately $2.5 million of the purchase price for certain potential post-closing adjustments.  This includes $0.5 million withheld for ordinary post-closing adjustments and $2.0 million withheld that is subject to revenue target achievement.

Pursuant to the Becnel agreement, the purchase price is subject to reduction by $2.0 million if certain revenue targets are not met through April 15, 2026.  As of April 15, 2024, the estimated fair value of this contingent consideration, classified as Level 3 in the fair value hierarchy, was approximately $1.5 million. This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 11.00%, 2) risk-free interest rate of 5.00%, 3) asset volatility of 30.00%, and 4) forecasted revenue.  50% of this contingent consideration is payable in cash and 50% of this contingent consideration is payable in 9,283 shares of Transcat common stock.  The cash portion of the contingent consideration is classified as a liability and is recorded in other liabilities in the Condensed Consolidated Balance Sheets.  The stock portion of the contingent consideration is classified as equity and is recorded in shareholders equity in the Condensed Consolidated Balance Sheets.  The contingent consideration payout will either be $0 or $2.0 million depending on the revenue target achievement.

This cash portion of the contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the cash portion of the contingent consideration changes, any charges or income will be included in the Company’s Condensed Consolidated Statements of Income. There was no impact from the remeasurement done during the first nine months of fiscal year 2025.  After reviewing the fiscal year 2026 forecast, the Company revalued the contingent consideration payout during the fourth quarter of fiscal year 2025.  As of June 28, 2025 and March 29, 2025, the estimated fair value of the contingent consideration, classified as Level 3 in the fair value hierarchy, was zero.  This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 14.50%, 2) risk-free interest rate of 4.01%, 3) asset volatility of 30.00%, and 4) forecasted revenue.  The Company recognized a non-cash gain of approximately $0.8 million, which was recorded in general and administrative expenses in its Consolidated Statement of Income for the quarter ended March 29, 2025.

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

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, based on Level 3 inputs, of Becnel's assets and liabilities acquired on April 15, 2024 (in thousands):

Goodwill		$32,811
Intangible Assets – Customer Base & Contracts		7,200
Intangible Assets – Trademarks and Tradenames		840
		40,851

Plus:	Cash and equivalents	214
	Accounts Receivable	3,041
	Property and Equipment	5,848
	Other Current Assets	79
Less:	Current Liabilities	(210)
Total Purchase Price		$49,823

During the first quarter of fiscal year 2026, Becnel has contributed revenue of $3.4 million and operating income of $0.5 million, which includes the negative impact of amortization of the acquired intangible assets.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Martin and Becnel had occurred at the beginning of fiscal year 2025. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	First Quarter Ended
(in thousands except per share information)	June 28, 2025	June 29, 2024

Total Revenue	$76,424	$73,397
Net Income	$3,406	$5,237
Basic Earnings Per Share	$0.38	$0.58
Diluted Earnings Per Share	$0.36	$0.57

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of June 28, 2025, no contingent consideration and $0.8 million of other holdback amounts were unpaid and are reflected in current liabilities on the Condensed Consolidated Balance Sheets and $1.6 million of other holdback amounts unpaid are reflected in other liabilities in the Condensed Consolidated Balance Sheets.  During the first quarter of fiscal year 2026, $1.9 million of holdback obligations were paid related to Martin and Becnel. During the first quarter of fiscal year 2025, $0.5 million was paid to settle the earn-out obligation due to Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management)(“NEXA”) for calendar 2023.  This amount was paid in 4,320 shares of Transcat common stock.

During the first quarter of fiscal years 2026 and 2025, acquisition costs of less than $0.1 million and $0.4 million, respectively, were recorded as incurred as general and administrative expenses in the Condensed Consolidated Statements of Income.

NOTE 6 – SUBSEQUENT EVENT

On July 29, 2025, the Company entered into the Credit Agreement with a group of three lenders establishing a new five-year $150.0 million Credit Facility. M&T will act as administrative agent for the Credit Facility. The Credit Facility replaces the Replaced Facility, the Company’s existing $80.0 million credit facility with M&T. The Company used initial borrowings under the Credit Facility to repay amounts due under the Replaced Facility, including the remaining amounts under the 2018 Term Loan.  The Credit Facility matures on July 29, 2030, at which time all borrowings thereunder will terminate and become payable. See Part II, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further information on the Credit Facility.

Effective August 5, 2025, the Company acquired Essco Calibration Laboratory, LLC (“Essco”), a privately held calibration services corporation located in the Boston Metro area. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and the depth and breadth of the Company’s Service capabilities. Pursuant to the purchase agreement, the total purchase price for the membership units of Essco was approximately $84.0 million in cash and is subject to customary post-closing adjustments and indemnification claims, if any.

On July 4, 2025, President Trump signed the One Big Beautiful Bill Act (“OBBBA”) enacting a broad range of tax reform provisions, including extending and modifying certain key domestic and international Tax Cuts & Jobs Act provisions. Only certain provisions will have current financial reporting implications due to varying effective dates and discretionary elections. The Company is currently evaluating the OBBBA and does not anticipate a material impact to the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipate,” “believes,” "continue," “estimates,” “expects,” "focus," “potential,” “outlook,” “seek,” “strategy,” “target,” “could,” "can," “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts and changes in interest rates, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated businesses as well as the industrial manufacturing, aerospace, defense, energy and utilities industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and changing trade relations, regional and international conflicts and political conditions, negative publicity and other reputational harm our ability to successfully complete and integrate business acquisitions, potential unexpected liabilities associated with companies we acquire, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays, disruptions or product shortages, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to protecting our intellectual property, geopolitical events, adverse weather events or other catastrophes, natural disasters or widespread public health crises, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 29, 2025. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

RESULTS OF OPERATIONS

Executive Summary

During our first quarter of fiscal year 2026, we had consolidated revenue of $76.4 million. This represented an increase of $9.7 million or 14.6% versus the first quarter of fiscal year 2025. This increase was primarily due to acquisitions.  Acquired revenue, which represents revenue from acquisitions completed after the end of the prior period, was $7.9 million.  Organic revenue increased by 4.1% versus the first quarter of fiscal year 2025.  See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.

Our first quarter of fiscal year 2026 gross profit was $25.8 million. This was an increase of $3.2 million or 14.0% versus the first quarter of fiscal year 2025. Consolidated gross margin was 33.8%, a decrease of 20 basis points versus the first quarter of fiscal year 2025. This decrease in gross profit percentage was due to low organic revenue increases and lower margins from the Transcat Solutions business.

Total operating expenses were $20.5 million in the first quarter of fiscal year 2026, an increase of $2.9 million or 16.7% when compared to the prior fiscal year first quarter. Included in operating expenses during the first quarter of fiscal year 2026 were incremental operating expenses from the acquisitions of Martin and Becnel, investments in technology and higher incentive-based employee costs due to higher sales.  As a percentage of total revenue, operating expenses were 26.8% in the first quarter of fiscal year 2026, up 50 basis points from 26.3% in the first quarter of fiscal year 2025. Operating income was $5.3 million, an increase of $0.2 million, or 4.7% and operating margin decreased from 7.6% to 7.0% in the first quarter of fiscal year 2026.

Net income was $3.3 million in the first quarter of fiscal year 2026 versus $4.4 million in the first quarter of fiscal year 2025. The decrease was primarily due to higher operating income offset by increases in interest expense and provision for income taxes.

The following table presents, for the first quarter of fiscal year 2026 and fiscal year 2025, the components of our Condensed Consolidated Statements of Income:

	(Unaudited)
	First Quarter Ended
	June 28,	June 29,
	2025	2024
As a Percentage of Total Revenue:
Service Revenue	64.3%	65.6%
Distribution Revenue	35.7%	34.4%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	33.0%	34.0%
Distribution Gross Profit	35.2%	33.9%
Total Gross Profit	33.8%	34.0%

Selling, Marketing and Warehouse Expenses	12.5%	11.7%
General and Administrative Expenses	14.4%	14.6%
Total Operating Expenses	26.8%	26.3%

Operating Income	7.0%	7.6%

Interest and Other Expense,/(Income) net	1.0%	(0.2)%

Income Before Provision for Income Taxes	6.0%	7.8%
Provision for Income Taxes	1.7%	1.3%

Net Income	4.3%	6.6%

First QUARTER ENDED June 28, 2025 COMPARED TO First QUARTER ENDED June 29, 2024 (dollars in thousands):

Revenue:

	First Quarter Ended		Change
	June 28,	June 29,
	2025	2024	$	%
Revenue:
Service	$49,144	$43,778	$5,366	12.3%
Distribution	27,280	22,929	4,351	19.0%
Total	$76,424	$66,707	$9,717	14.6%

Total revenue was $76.4 million, an increase of $9.7 million, or 14.6%, in our fiscal year 2026 first quarter compared to the prior fiscal year first quarter.

Service revenue, which accounted for 64.3% and 65.6% of our total revenue in the first quarter of fiscal years 2026 and 2025, respectively, increased $5.4 million or 12.3% from the first quarter of fiscal year 2025 to the first quarter of fiscal year 2026. This year-over-year increase included $6.4 million in service revenue from the acquisition of Martin. Organic revenue decreased by 1.0% due to lower revenue from the Transcat Solutions business.

Our fiscal years 2026 and 2025 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2026	FY 2025
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	12.3%	11.3%	0.1%	6.4%	9.8%

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

The following table presents the trailing twelve-month Service segment revenue for the first quarter of fiscal year 2026 and each quarter in fiscal year 2025 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2026	FY 2025
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$186,794	$181,428	$176,054	$176,006	$173,450
Service Revenue Growth	7.7%	7.0%	8.3%	12.1%	15.0%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue, and the percentage of Service revenue derived from each source for the first quarter of fiscal year 2026 and for each quarter during fiscal year 2025:

	FY 2026	FY 2025
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	85.6%	85.6%	85.1%	86.6%	86.9%
Outsourced	13.2%	13.2%	13.7%	12.3%	12.0%
Freight Billed to Customers	1.2%	1.2%	1.2%	1.1%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution revenue accounted for 35.7% of our total revenue in the first quarter of fiscal year 2026 and 34.4% of our total revenue in the first quarter of fiscal year 2025. During the first quarter of fiscal year 2026, Distribution segment revenue was $27.3 million which was an increase of $4.4 million or 19.0%.  This increase was due to $1.5 million of incremental revenue from the acquisition of Martin, incremental traditional rental revenue, and higher revenue from our non-rental products.

The following table presents the quarterly historical trend of Distribution revenue in fiscal years 2026 and 2025 compared to the prior year fiscal quarter:

	FY 2026	FY 2025
	Q1	Q4	Q3	Q2	Q1
Distribution Revenue Growth	19.0%	3.9%	6.5%	11.1%	10.5%

The Distribution segment revenue increase for the first quarter of fiscal year 2026 versus the first quarter of fiscal year 2025 was due to revenue from the acquisition of Martin, increases in traditional rental products and higher revenue from non-rental products.

Distribution revenue includes orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Product backorders are the total dollar value of orders received for which revenue has not yet been recognized. Pending product shipments are primarily backorders, but also include products that are requested to be calibrated in our service centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Management uses pending product shipments and backorders as measures of our future business performance and financial performance within the distribution segment.

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first quarter of fiscal year 2026 and each quarter of fiscal year 2025:

	FY 2026	FY 2025
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$4,182	$3,317	$3,992	$4,102	$4,713
% of Pending Product
Shipments that were Backorders	85.8%	81.9%	84.0%	84.7%	78.4%

Our total pending product shipments at the end of the first quarter of fiscal year 2026 were $4.2 million, a decrease of $0.5 million versus the end of the first quarter of fiscal year 2025 and an increase of $0.9 million since March 29, 2025. The increase in pending product shipments and backorders since March 29, 2025 was a result of increased orders.

Gross Profit:

	First Quarter Ended		Change
	June 28,	June 29,
	2025	2024	$	%
Gross Profit:
Service	$16,209	$14,883	$1,326	8.9%
Distribution	9,612	7,772	1,840	23.7%
Total	$25,821	$22,655	$3,166	14.0%

Total gross profit for the first quarter of fiscal year 2026 was $25.8 million, an increase of $3.2 million or 14.0% versus the first quarter of fiscal year 2025. Total gross margin was 33.8% in the first quarter of fiscal year 2026, slightly down from 34.0% in the first quarter of fiscal year 2025, a 20 basis point decrease.

Service gross profit in the first quarter of fiscal year 2026 increased $1.3 million, or 8.9%, from the first quarter of fiscal year 2025. Service gross margin was 33.0% in the first quarter of fiscal year 2026, a 100 basis point decrease versus the 34.0% in the first quarter of fiscal year 2025. This decrease in Service gross margin was the result of organic revenue decreases and lower margins from the Transcat Solutions business.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2026	FY 2025
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	33.0%	36.2%	29.7%	33.1%	34.0%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution revenue:

	FY 2026	FY 2025
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	35.2%	28.2%	29.1%	27.9%	33.9%

Distribution segment gross margin was 35.2% in the first quarter of fiscal year 2026 versus 33.9% in the first quarter of fiscal year 2025, an increase of 130 basis points. The increase in Distribution gross margin was due to increased rental revenue and the mix of non-rental products sold.

Operating Expenses:

	First Quarter Ended		Change
	June 28,	June 29,
	2025	2024	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$9,515	$7,801	$1,714	22.0%
General and Administrative	10,968	9,755	1,213	12.4%
Total	$20,483	$17,556	$2,927	16.7%

Total operating expenses were $20.5 million in the first quarter of fiscal year 2026 versus $17.6 million during the first quarter of fiscal year 2025. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions, primarily attributable to acquisition related amortization expense.  The increase in general and administrative expenses is due to incremental expenses related to acquired companies, increased payroll costs for new employees and continued investments in technology.

As a percentage of total revenue, operating expenses were 26.8% in the first quarter of fiscal year 2026 and 26.3% in the first quarter of fiscal year 2025, an increase of 50 basis points.

Income Taxes:

	First Quarter Ended		Change
	June 28,	June 29,
	2025	2024	$	%
Provision for Income Taxes	$1,304	$820	$484	59.0%

Our effective tax rate for the first quarter of fiscal years 2026 and 2025 was 28.6% and 15.7%, respectively. The increase in effective tax rate is due to the timing of our discrete items in relation to the timing of our pre-tax net income. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first quarter of fiscal years 2026 and 2025 was less than $0.1 million and $0.6 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

Net Income:

	First Quarter Ended		Change
	June 28,	June 29,
	2025	2024	$	%
Net Income	$3,261	$4,408	$(1,147)	(26.0)%

Net income for the first quarter of fiscal year 2026 decreased $1.1 million or 26.0% versus the first quarter of fiscal year 2025.  As a percentage of revenue, net income was 4.3% in the first quarter of fiscal year 2026, down from 6.6% in the first quarter of fiscal year 2025.  The year-over-year decrease in net income was primarily due to higher operating income, offset by higher interest expense, net and provision for income taxes.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the first quarter of fiscal year 2026 was $11.8 million, an increase of $1.6 million or 15.2% versus the first quarter of fiscal year 2025. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 15.4% for the first quarter of fiscal year 2026 from 15.3% for the first quarter of fiscal year 2025. The increase in Adjusted EBITDA during the first quarter of fiscal year 2026 was primarily driven by increases in operating income, depreciation and amortization expense and non-cash stock compensation.

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

	First Quarter Ended
(dollars in thousands)	June 28,	June 29,
	2025	2024
Net Income	$3,261	$4,408
+ Interest Expense (Income), Net	440	(260)
+ Tax Provision	1,304	820
+ Depreciation & Amortization	5,605	4,113
+ Transaction Expense	28	434
+ Non-cash Stock Compensation	1,130	697
Adjusted EBITDA	$11,768	$10,212

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

	First Quarter Ended
	June 28,	June 29,
	2025	2024
Net Income	$3,261	$4,408
+ Amortization of Intangible Assets	2,844	1,749
+ Acquisition Amortization of Backlog	-	24
+ Acquisition Deal Costs	28	434
+ Acquisition Stock Expense	145	234
+ Income Tax Effect @ 25%	(754)	(610)
Adjusted Net Income	5,524	6,239

Weighted Average Diluted Shares Outstanding	9,389	9,196

Diluted Earnings Per Share – GAAP	$0.35	$0.48

Adjusted Diluted Earnings Per Share	$0.59	$0.68

LIQUIDITY AND CAPITAL RESOURCES

We expect that foreseeable liquidity and capital resource requirements will be met through cash and cash equivalents, anticipated cash flows from operations and borrowings from our revolving credit facility. We believe that these sources of financing will be adequate to meet our future requirements including anticipated operating expenses, capital expenditures, interest payments on our long-term debt, and planned business acquisitions. To the extent that we do not satisfy our liquidity requirements through cash and cash equivalents, anticipated cash flows from operations and borrowings from our revolving credit facility, we intend to satisfy such requirements through proceeds from the issuance of common stock.

On July 29, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with a group of three lenders establishing a new five-year $150.0 million secured revolving credit facility (the “Credit Facility”). Borrowing options under the Credit Facility include: (i) a revolving loan option; (ii) a swingline loan option; and (iii) letters of credit, each of which is provided on a committed basis. The Credit Facility replaced the Company’s former $80.0 million credit facility (the “Replaced Facility”), which included a letter of credit subfacility of $10.0 million and our 2018 term loan, with an original principal amount of $15.0 million (the “2018 Term Loan”). We used initial borrowings under the Credit Facility to repay amounts due under the Replaced Facility, including the remaining amounts under the 2018 Term Loan.

Under the Replaced Facility, we could use up to $50.0 million for acquisitions in any single fiscal year. The Replaced Facility restricted our ability to complete acquisitions of businesses with a principal place of business located in the United Kingdom or the European Union to an aggregate purchase price of $40.0 million during the term of the Replaced Facility, if the acquisition was financed directly or indirectly with funds borrowed under the Replaced Facility. Under the Replaced Facility, we were permitted to make restricted payments up to $25.0 million in the aggregate over the term and $10.0 million in any single fiscal year to repurchase shares and pay dividends.

Effective July 1, 2023, interest on outstanding borrowings under the Replaced Facility accrued, at our election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Unused fees accrued based on the average daily amount of unused credit available on the Replaced Facility. Interest rate margins and unused fees were determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate for the Replaced Facility for the first quarter of fiscal year 2026 was 5.2%. Interest on outstanding borrowings under the 2018 Term Loan accrue at a fixed rate of 3.90% over the term of the loan.

The Replaced Facility had certain covenants with which we were required to comply, including a fixed charge ratio covenant, which prohibits our fixed charge coverage ratio from being less than 1.15 to 1.00, and a leverage ratio covenant, which prohibits our leverage ratio from exceeding 3.00 to 1.00. We were in compliance with all loan covenants and requirements under the Replaced Facility during the first quarter of fiscal year 2026.

As of June 28, 2025, $80.0 million was available for borrowing under the Replaced Facility, of which, $33.2 million was outstanding.  During the first quarter of fiscal year 2025, we used $16.0 million, drawn from cash and cash equivalents on hand, for a business acquisition.

As of June 28, 2025, $1.2 million was outstanding on the 2018 Term Loan, which was included in current liabilities on the Condensed Consolidated Balance Sheets. The 2018 Term Loan required total repayments (principal plus interest) of $0.2 million per month through December 2025.

Most borrowings under the new Credit Facility bear interest, at our election, at a fixed base rate or the daily simple SOFR rate, plus a margin. Any swingline loan will bear interest at the fixed base rate plus a margin. The applicable margin is based on our then-current leverage ratio. Under the Credit Facility, the applicable margin was reduced for most levels of leverage ratio for comparable categories of borrowings under the Replaced Facility. The applicable margin ranges from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for SOFR loans. We will pay a commitment fee based on the daily unused amount under the Credit Facility multiplied by the applicable margin, which ranges from 0.10% to 0.20% for the commitment fee.

The Credit Agreement has certain financial covenants with which we must comply. The leverage ratio covenant under the Credit Facility requires us to maintain our ratio of outstanding indebtedness to consolidated EBITDA to be no greater than 3.00 to 1.00, provided that we may temporarily increase the leverage ratio covenant if we complete a material permitted acquisition under the terms of the Credit Agreement. We must also maintain a fixed charge coverage ratio of no less than 1.20 to 1.00.

Cash Flows: The following table is a summary of our Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Cash Provided by (Used in):
Operating Activities	$3,623	$8,924
Investing Activities	$(4,598)	$(4,094)
Financing Activities	$1,946	$(1,935)

Operating Activities: Net cash provided by operating activities was $3.6 million during the first quarter of fiscal year 2026 compared to $8.9 million of net cash provided by operating activities during the first quarter of fiscal year 2025. The year-over-year decrease in cash provided by operating activities was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased $1.7 million during the first quarter of fiscal year 2026. During the first quarter of fiscal year 2025, accounts receivable decreased $0.3 million inclusive of $3.1 million of accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 28, 2025 and June 29, 2024 (dollars in thousands):

	June 28,	June 29,
	2025	2024
Net Sales, for the last two fiscal months	$55,008	$47,789
Accounts Receivable, net	$57,651	$48,156
Days Sales Outstanding	66	63

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Our inventory balance increased $0.9 million and $0.6 million during the first quarter of fiscal years 2026 and 2025, respectively.  The increases in inventory are due to strategic inventory purchases during the periods.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors.  Accounts payable decreased $3.3 million during the first quarter of fiscal year 2026.  Accounts payable increased $1.5 million during the first quarter of fiscal year 2025. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first quarter of fiscal year 2026, accrued compensation and other current liabilities decreased by $2.8 million. During the first quarter of fiscal year 2025, accrued compensation and other current liabilities decreased by $4.1 million, inclusive of $0.1 million from assumed liabilities and purchase price holdbacks and contingent consideration from acquisitions. The decreases are largely due to the annual payment of incentive-based compensation accruals and payments of acquisition related holdback and accruals.

Investing Activities: During the first quarter of fiscal years 2026 and 2025, we invested $4.6 million and $3.7 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first quarter of fiscal year 2025, we used $16.0 million for a business acquisition.

Financing Activities: During the first quarter of fiscal year 2026, $2.3 million was borrowed from our revolving line of credit and $0.3 million in cash was generated from the issuance of common stock. In addition, we used $0.6 million for scheduled repayments of our term loan.

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

OUTLOOK

Our team delivered solid revenue and adjusted EBITDA performance in the fiscal first quarter highlighted by double-digit service revenue growth and better-than-expected demand in our distribution segment.  Distribution revenue grew 19% in the quarter with a record 35% gross margin driven primarily by strong rentals performance and strategic inventory purchases. Rentals are benefiting from more efficient sales and marketing processes and post-integration synergies. We continue to see measured improvement from our organic and inorganic initiatives, paired with another quarter of robust revenue growth and disciplined cost management that enabled us to deliver 15% adjusted EBITDA growth.

Acquisitions continue to be a cornerstone of our growth strategy. We are extremely excited about the recent acquisition of Essco Calibration, the largest deal in our history, supported by our new, larger credit facility. Essco is a perfect fit into our calibration service portfolio and creates a strong presence for us in the New England market. With the Essco deal following the acquisition of Martin Calibration in December, we have acquired two leading regional calibration providers in an 8-month period. This demonstrates our ability to attract and acquire highly sought-after calibration companies to expand our capabilities and geographic reach, while increasing market share. Martin Calibration had another strong quarter in the Midwest, driven in part, by synergies with us. The integration of Martin is ahead of schedule as we deploy our well-honed integration playbook.

Looking forward, the macro environment continues to be a challenge, but our diversified portfolio of product and services along with a strong financial profile will continue to differentiate us in fiscal 2026 and beyond. We expect continued revenue growth, benefiting from our new strength in the Midwest, larger presence in the New England market, and progressively improving Service organic revenue. Barring any further economic deterioration, we are confident in our expectation of a return to high single-digit Service organic revenue growth in the second half of Fiscal 2026. The inherent operating leverage in our Service model, along with automation of our calibration processes and focus on productivity, remain key enablers of Service margin expansion. Our acquisition pipeline remains strong, and we will continue to leverage our integration expertise. We believe strong execution combined with the differentiation of our portfolio, positions us well to drive sustainable, long-term shareholder value

We expect our income tax rate to range between 27% and 29% for full fiscal year 2026. This estimate includes federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $0.3 million assuming our borrowing levels at June 28, 2025 remained constant under the Replaced Facility. As of June 28, 2025, $80.0 million was available for borrowing under the Replaced Facility, of which $33.2 million was outstanding. As described above under “Liquidity and Capital Resources,” as of June 28, 2025, we also had a $15.0 million (original principal) term loan. The 2018 Term Loan is considered a fixed interest rate loan. As of June 28, 2025, $1.2 million was outstanding under the 2018 Term Loan and was included in the current portion of long-term debt on the Condensed Consolidated Balance Sheets. The 2018 Term Loan required total (principal and interest) repayments of $0.2 million per month through December 2025.

Under the Replaced Facility, effective July 1, 2023, at our option, we were permitted to borrow from the Replaced Facility at the variable one-month Daily Simple SOFR or at a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 0.25% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our interest rate during the first quarter of fiscal year 2026 for the Replaced Facility was 5.2%. Interest on outstanding borrowings of the 2018 Term Loan accrued at a fixed rate of 3.90% over the term of the loan. On June 28, 2025, we had no hedging arrangements in place for our Replaced Facility to limit our exposure to movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first quarter of fiscal year 2026 and 2025 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million in the first quarter of fiscal years 2026 and 2025, respectively, was recognized as a component of Interest and Other (Income) Expense, net in the Condensed Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On June 28, 2025, we had a foreign exchange contract, which matured in July 2025, outstanding in the notional amount of $1.0 million. The foreign exchange contract was renewed in July 2025 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our first quarter of fiscal year 2026) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

	2.1*^	Membership Unit Purchase Agreement, dated August 5, 2025, by and among Transcat, Inc., Essco Holdings Inc., and Michael Walsh, individually and as trustee of the Michael Walsh Revocable Trust of 2020.

(10)	Material Contracts

	10.1*^	Credit Agreement, dated as of July 29, 2025, by and among Transcat Inc., the guarantors party thereto, Manufacturers and Traders Trust Company, Wells Fargo Securities, LLC, and the other lenders party thereto.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Exhibit furnished with this report.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 6, 2025	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2025	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)