Form 10-Q
period 2025-09-27
TRANSCAT INC
filed 2025-11-05
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 27, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of October 31, 2025 was 9,328,412.

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the Second Quarter and Six Months Ended September 27, 2025 and September 28, 2024	1

	Condensed Consolidated Statements of Comprehensive Income for the Second Quarter and Six Months Ended September 27, 2025 and September 28, 2024	2

	Condensed Consolidated Balance Sheets as of September 27, 2025 and March 29, 2025	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 27, 2025 and September 28, 2024	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Second Quarter and Six Months Ended September 27, 2025 and September 28, 2024	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II.	OTHER INFORMATION

Item 6.	Exhibits	36

SIGNATURES		37

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024

Service Revenue	$52,836	$44,083	$101,980	$87,861
Distribution Revenue	29,436	23,743	56,716	46,672
Total Revenue	82,272	67,826	158,696	134,533

Cost of Service Revenue	35,843	29,492	68,778	58,387
Cost of Distribution Revenue	19,667	17,128	37,335	32,285
Total Cost of Revenue	55,510	46,620	106,113	90,672

Gross Profit	26,762	21,206	52,583	43,861

Selling, Marketing and Warehouse Expenses	10,627	8,181	20,142	15,982
General and Administrative Expenses	12,630	9,290	23,598	19,045
Total Operating Expenses	23,257	17,471	43,740	35,027

Operating Income	3,505	3,735	8,843	8,834

Interest Expense	1,269	76	1,720	128
Interest Income	(5)	(286)	(16)	(598)
Other Expense	212	232	545	363
Total Interest and Other Expense/(Income), net	1,476	22	2,249	(107)

Income Before Provision For Income Taxes	2,029	3,713	6,594	8,941
Provision for Income Taxes	760	427	2,064	1,247

Net Income	$1,269	$3,286	$4,530	$7,694

Basic Earnings Per Share	$0.14	$0.36	$0.49	$0.84
Basic Average Shares Outstanding	9,321	9,160	9,319	9,107

Diluted Earnings Per Share	$0.14	$0.35	$0.48	$0.83
Diluted Average Shares Outstanding	9,399	9,282	9,392	9,222

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net Income	$1,269	$3,286	$4,530	$7,694

Other Comprehensive Income/(Loss) :
Currency Translation Adjustment	(283)	381	726	221
Other, net of tax effects of $1 and $1 for the second quarter ended September 27, 2025 and September 28, 2024, respectively; and $1 and $3 for the six months ended September 27, 2025 and September 28, 2024, respectively	(3)	5	(4)	10
Total Other Comprehensive Income/(Loss)	(286)	386	722	231

Comprehensive Income	$983	$3,672	$5,252	$7,925

Note: Tax effect is calculated using the expected annual tax rate, which was 31.1% and 25% for the fiscal year 2026 and 2025 periods, respectively.

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	September 27,	March 29,
	2025	2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,082	$1,517
Accounts Receivable, less allowance for credit losses of $789 and $659 as of September 27, 2025 and March 29, 2025, respectively	62,573	55,941
Other Receivables	638	373
Inventory	13,065	14,483
Prepaid Expenses and Other Current Assets	4,387	5,695
Total Current Assets	85,745	78,009
Property and Equipment, net	58,127	50,024
Goodwill	218,362	176,928
Intangible Assets, net	85,172	54,777
Right to Use Assets	35,495	24,345
Other Assets	1,986	1,159
Total Assets	$484,887	$385,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$15,374	16,755
Accrued Compensation and Other Current Liabilities	19,931	15,466
Current Portion of Long-Term Debt	-	1,816
Total Current Liabilities	35,305	34,037
Long-Term Debt	111,885	30,892
Deferred Tax Liabilities, net	9,297	9,286
Lease Liabilities	31,898	21,395
Other Liabilities	1,085	2,752
Total Liabilities	189,470	98,362

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,327,667 and 9,315,840 shares issued and outstanding as of September 27, 2025 and March 29, 2025, respectively	4,664	4,658
Capital in Excess of Par Value	194,534	191,167
Accumulated Other Comprehensive Loss	(747)	(1,469)
Retained Earnings	96,966	92,524
Total Shareholders' Equity	295,417	286,880
Total Liabilities and Shareholders' Equity	$484,887	$385,242

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Six Months Ended
	September 27,	September 28,
	2025	2024
Cash Flows from Operating Activities:
Net Income	$4,530	$7,694
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	77	43
Noncash Lease Expense	2,034	1,373
Deferred Income Taxes	11	6
Depreciation and Amortization	12,092	8,513
Amortization of Deferred Financing Costs	26	-
Provision for Accounts Receivable and Inventory Reserves	258	108
Stock-Based Compensation Expense	2,970	1,623
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(3,550)	1,746
Inventory	1,798	2,597
Prepaid Expenses and Other Current Assets	1,039	(1,918)
Accounts Payable	(1,573)	1,525
Accrued Compensation and Other Current Liabilities	(3,757)	(4,621)
Income Taxes Payable	549	(2,930)
Net Cash Provided by Operating Activities	16,504	15,759

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(9,030)	(7,633)
Business Acquisitions, net of cash acquired	(82,526)	(15,858)
Sales of Marketable Securities	-	15,533
Net Cash Used in Investing Activities	(91,556)	(7,958)

Cash Flows from Financing Activities:
Proceeds From Revolving Credit Facility	131,036	-
Repayment of Revolving Credit Facility	(50,042)	-
Repayments of Term Loan	(1,816)	(1,158)
Payments of Deferred Financing Costs	(366)	-
Issuance of Common Stock, net of direct costs	491	838
Repurchase of Common Stock	(110)	(3,026)
Net Cash Provided by/(Used in) Financing Activities	79,194	(3,346)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(576)	(286)

Net Increase in Cash and Cash Equivalents	3,565	4,169
Cash and Cash Equivalents at Beginning of Period	1,517	19,646
Cash and Cash Equivalents at End of Period	$5,082	$23,815

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest	$1,282	$462
Income Taxes, net	$401	$5,534
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$-	$35,479
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$378	$692

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 30, 2024	8,839	$4,420	$141,624	$(949)	$80,074	$225,169
Issuance of Common Stock	302	151	32,888	-	-	33,039
Contingent Consideration Classified as Equity	-	-	750	-	-	750
Repurchase of Common Stock	(13)	(7)	(652)	-	(961)	(1,620)
Stock-Based Compensation	16	8	689	-	-	697
Other Comprehensive Loss	-	-	-	(155)	-	(155)
Net Income	-	-	-	-	4,408	4,408
Balance as of June 29, 2024	9,144	$4,572	$175,299	$(1,104)	$83,521	$262,288
Issuance of Common Stock	53	26	3,251	-	-	3,277
Repurchase of Common Stock	(11)	(5)	(483)	-	(918)	(1,406)
Stock-Based Compensation	13	7	919	-	-	926
Other Comprehensive Income	-	-	-	386	-	386
Net Income	-	-	-	-	3,286	3,286
Balance as of September 28, 2024	9,199	$4,600	$178,986	$(718)	$85,889	$268,757

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 29, 2025	9,315	$4,658	$191,167	$(1,469)	$92,524	$286,880
Issuance of Common Stock	3	1	214	-	-	215
Repurchase of Common Stock	-	-	37	-	5	42
Stock-Based Compensation	-	-	1,130	-	-	1,130
Other Comprehensive Income	-	-	-	1,008	-	1,008
Net Income	-	-	-	-	3,261	3,261
Balance as of June 28, 2025	9,318	$4,659	$192,548	$(461)	$95,790	$292,536
Issuance of Common Stock	10	5	234	-	-	239
Repurchase of Common Stock	-	-	(88)	-	(93)	(181)
Stock-Based Compensation	-	-	1,840	-	-	1,840
Other Comprehensive Loss	-	-		(286)	-	(286)
Net Income	-	-	-	-	1,269	1,269
Balance as of September 27, 2025	9,328	$4,664	$194,534	$(747)	$96,966	$295,417

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

Revenue recognized from prior period performance obligations for the second quarter of the fiscal year ending March 28, 2026 (“fiscal year 2026”) was immaterial. As of September 27, 2025, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of September 27, 2025 and March 29, 2025 were immaterial. See Note 4 for disaggregated revenue information.

	% of Total Net Sales
	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Point-in-Time	86.0%	86.6%	86.6%	86.1%
Over Time - Output Method	14.0%	13.4%	13.4%	13.9%
Total	100.0%	100.0%	100.0%	100.0%

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

Stock-Based Compensation:  The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Condensed Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first six months of fiscal year 2026 and fiscal year 2025, the Company recorded non-cash stock-based compensation cost of $3.0 million and $1.6 million, respectively, in the Condensed Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency was a net loss of $0.2 million for the first six months of fiscal year 2026 and a net loss of $0.4 million for the first six months of fiscal year 2025. The Company continually utilizes short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company does not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million, and a gain of less than $0.1 million during the first six months of fiscal years 2026 and 2025, respectively, recognized as a component of Interest and Other (Income) Expense, net in the Condensed Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 27, 2025, the Company had a foreign exchange contract, which matured in October 2025, outstanding in the notional amount of $0.6 million. This contract was subsequently renewed and remains in place. The Company does not use hedging arrangements for speculative purposes.

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

For the first six months of fiscal years 2026 and 2025, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Average Shares Outstanding – Basic	9,321	9,160	9,319	9,107
Effect of Dilutive Common Stock Equivalents	78	122	73	115
Average Shares Outstanding – Diluted	9,399	9,282	9,392	9,222
Anti-dilutive Common Stock Securities	110	31	124	41

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

The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of September 27, 2025 were as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Total
Customer Base	$118,834	$(40,239)	$78,595
Covenant not to Compete	3,609	(3,079)	530
Tradenames/Trademarks	6,740	(723)	6,017
Other	905	(875)	30
Intangible Assets, net	$130,088	$(44,916)	$85,172

The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of March 29, 2025 were as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Total
Customer Base	$84,755	$(34,531)	$50,224
Covenant not to Compete	3,603	(2,866)	737
Tradenames/Trademarks	4,040	(263)	3,777
Other	905	(866)	39
Intangible Assets, net	$93,303	$(38,526)	$54,777

Intangible assets, namely customer base, covenants not to compete, and tradenames/trademarks, represent an allocation of purchase price to identifiable intangible assets of an acquired business. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  Amortization expense relating to intangible assets is expected to be $14.8 million in fiscal year 2026, $12.2 million in fiscal year 2027, $10.6 million in fiscal year 2028, $9.2 million in fiscal year 2029 and $7.8 million in fiscal year 2030.

A summary of changes in the Company’s goodwill is as follows (amounts in thousands):

	Goodwill
	Distribution	Service	Total
Net Book Value as of March 29, 2025	$59,999	$116,929	$176,928
Additions	-	41,364	41,364
Currency Translation Adjustment	-	70	70
Net Book Value as of September 27, 2025	$59,999	$158,363	$218,362

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	September 27,	March 29,
	2025	2025
Current Liabilities:
Accrued Payroll and Employee Benefits	$5,507	$5,592
Accrued Incentives	5,069	1,670
Current Portion of Lease Liabilities	3,963	3,624
Accrued Acquisition Holdbacks	2,443	2,784
Accrued Sales Tax	505	654
Income Taxes Payable	551	-
Other Current Liabilities	1,893	1,142
Accrued Compensation and Other Current Liabilities	$19,931	$15,466

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,008	$1,012
Accrued Acquisition Holdbacks	-	1,647
Other Non-Current Liabilities	77	93
Other Liabilities	$1,085	$2,752

Recently Adopted Accounting Pronouncements:

There have been no significant changes in our reported financial position or results of operations and cash flows resulting from the adoption of new accounting pronouncements.

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

In July 2025, the FASB issued ASU 2025-05 “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets,” which introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for interim and annual reporting periods beginning in fiscal 2027, with early adoption permitted. The adoption of the ASU is not expected to have a material impact on the Company’s financial statement disclosures.

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

In connection with the Credit Agreement, the Company entered into a syndicated loan. The lender of the Replaced Facility participated in the Credit Agreement. For accounting purposes, the transaction was accounted for as a debt modification; however, there were no remaining unamortized costs from the Replaced Facility. The Company incurred financing costs that will be deferred and amortized on a straight-line basis over the term of the Credit Agreement. These amounts are included in Other Assets in the Condensed Consolidated Balance Sheets.

On July 7, 2021, the Company entered into the Replaced Facility with Manufacturers and Traders Trust Company (“M&T”), that amended and restated in its entirety the Company’s prior credit agreement with M&T. The Replaced Facility provided for a revolving credit commitment of $80.0 million through June 2026, with a letter of credit subfacility of $10.0 million. The 2018 Term Loan was also provided for under the Replaced Facility.

The Credit Agreement allows the Company to use up to $50.0 million under the Credit Facility for acquisitions in any single fiscal year with an exception for the acquisition of Essco. In addition, we are permitted to make restricted payments up to $25.0 million in the aggregate over the term of the Credit Facility and $10.0 million in any single fiscal year to repurchase shares and pay dividends.

As of September 27, 2025, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which $111.9 million was outstanding.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrued, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 1.00% floor), in each case, plus a margin.  Unused fees accrued based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s weighted average interest rate for the revolving credit facility for the second quarter of fiscal year 2026 was 6.0%.

Covenants: The Credit Facility has certain covenants with which the Company is required to comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.20 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio of outstanding indebtedness to consolidated EBITDA from exceeding 3.00 to 1.00.

Other Terms: The Company pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. and Cal Op Ex Limited as collateral security for the loans made under the Credit Facility.

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan replaced the Transcat, Inc. 2003 Incentive Plan (the “2003 Plan”). Shares available for grant under the 2021 Plan include any shares remaining available for issuance under the 2003 Plan and any shares that are subject to outstanding awards under the 2003 Plan that are subsequently canceled, expired, forfeited, or otherwise not issued or are settled in cash. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At September 27, 2025, 0.5 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first six months of fiscal year 2026 and fiscal year 2025 were less than $0.1 million and $1.1 million, respectively.

Restricted Stock Units:  The Company grants time-based and performance-based restricted stock units as a component of executive and key employee compensation. Expense for restricted stock unit grants is recognized on a straight-line basis for the service period of the stock award based upon fair value of the award on the date of grant. The fair value of a restricted stock unit grant is the quoted market price for a share of the Company’s common stock on the date of grant. These restricted stock units are generally either time vested or vest following the third fiscal year end from the date of grant subject to cumulative Adjusted EBITDA (a non-GAAP measure) targets over the eligible period. There was a special award granted in September 2025 that will vest following the second fiscal year end from the date of grant subject to cumulative Adjusted EBITDA (a non-GAAP measure) targets over the eligible period.

Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the unit that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions. The estimated level of achievement for performance-based restricted stock units granted in fiscal year 2025 and fiscal year 2026, are estimated to be 100% and 150% of the targets, respectively.

The following table summarizes the non-vested restricted stock units outstanding as of September 27, 2025 (in thousands, except per unit data):

		Weighted
		Average
	Number	Grant Date
	Of	Fair
	RSUs	Value
Outstanding as of March 29, 2025	74,071	$101.63
Granted	111,245	$83.03
Vested	7,336	$114.85
Forfeited	150	$101.95
Outstanding as of September 27, 2025	177,830	$89.46

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $2.5 million and $0.9 million in the first six months of fiscal year 2026 and fiscal year 2025, respectively. As of September 27, 2025, unearned compensation, to be recognized over the grants’ respective service periods, totaled $12.0 million based on estimated achievement levels as of September 27, 2025.  If the maximum performance levels were achieved, the unearned compensation could be a maximum of $12.6 million.

Stock Options:  The Company grants stock options to employees and directors with an exercise price equal to the quoted market price of the Company’s stock at the date of the grant. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Expense for stock options is recognized on a straight-line basis over the requisite service period for each award. Options vest over a period of three to five years either in annual tranches or cliff vesting and expire either five years or ten years from the date of grant.

The Company calculates the fair value of the stock options granted using the Black-Scholes model. The following weighted-average assumptions were used to value options granted during the first six months of fiscal year 2026 and fiscal year 2025:

	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024

Risk-Free Interest Rate	3.93%	4.09%	3.89%	4.35%
Volatility Factor	46.71%	40.70%	46.78%	40.98%
Expected Term (in Years)	4.00	4.00	4.00	4.00
Annual Dividend Rate	0.00%	0.00%	0.00%	0.00%

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

During the first six months of fiscal year 2026, the Company granted options for 4,100 shares of common stock in the aggregate to Company employees that vest over three years.

During the first six months of fiscal year 2025, the Company granted options for 10,000 shares of common stock in the aggregate to Company employees that vest over three years.

The expense related to all stock option awards was $0.4 million in the first six months of fiscal year 2026 and $0.7 million in the first six months of fiscal year 2025.

The following table summarizes the Company’s options as of and for the first six months ended September 27, 2025 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 29, 2025	174	$72.14
Granted	4	$82.59
Exercised	1	$64.39
Forfeited	-	$-
Outstanding as of September 27, 2025	179	$72.42	5	$1,684
Exercisable as of September 27, 2025	106	$62.70	4	$1,497

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2026 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 27, 2025. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of September 27, 2025 was $1.2 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first six months of fiscal year 2026 was less than $0.1 million. The aggregate intrinsic value of stock options exercised during the first six months of fiscal year 2025 was $2.4 million. Cash received from the exercise of options in the first six months of fiscal years 2026 and 2025 was less than $0.1 million and $0.6 million, respectively.

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

The CODM does not review assets in evaluating the results of the Company's segments, and therefore, such information is not presented.

Three Months Ended September 27, 2025:
	Distribution	Service	Total
Revenue	$29,436	$52,836	$82,272
Cost of Revenue	19,667	35,843	55,510
Gross Profit	9,769	16,993	26,762
Operating Expenses	7,184	16,073	23,257
Operating Income	2,585	920	3,505
Capital Expenditures	1,240	3,192	4,432
Depreciation and Amortization	1,925	4,562	6,487

Three Months Ended September 28, 2024:
	Distribution	Service	Total
Revenue	$23,743	$44,083	$67,826
Cost of Revenue	17,128	29,492	46,620
Gross Profit	6,615	14,591	21,206
Operating Expenses	6,584	10,887	17,471
Operating Income	31	3,704	3,735
Capital Expenditures	2,540	1,419	3,959
Depreciation and Amortization	1,944	2,455	4,399

Six Months Ended September 27, 2025:
	Distribution	Service	Total
Revenue	$56,716	$101,980	$158,696
Cost of Revenue	37,335	68,778	106,113
Gross Profit	19,381	33,202	52,583
Operating Expenses	14,025	29,715	43,740
Operating Income	5,356	3,487	8,843
Capital Expenditures	3,353	5,677	9,030
Depreciation and Amortization	3,767	8,325	12,092

Six Months Ended September 28, 2024:
	Distribution	Service	Total
Revenue	$46,672	$87,861	$134,533
Cost of Revenue	32,285	58,387	90,672
Gross Profit	14,387	29,474	43,861
Operating Expenses	13,347	21,680	35,027
Operating Income	1,040	7,794	8,834
Capital Expenditures	4,761	2,872	7,633
Depreciation and Amortization	3,655	4,857	8,512

The following tables present geographic data for the second quarter and first six months of fiscal year 2026 and fiscal year 2025 (dollars in thousands):

	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Geographic Data:
Revenues (1):
United States (2)	$76,623	$62,492	$147,569	$123,232
Canada	4,229	3,794	8,658	8,266
Other International	1,420	1,540	2,469	3,035
Total	$82,272	$67,826	$158,696	$134,533

	Second Quarter Ended
	September 27,	September 28,
	2025	2024
Property and Equipment:
United States (2)	$52,033	$41,699
Canada	4,995	5,618
Other International	1,099	176
Total	$58,127	$47,493

(1)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(2)	United States includes Puerto Rico.

NOTE 5 – BUSINESS ACQUISITIONS

Essco: Effective August 5, 2025, the Company acquired 100% of the membership units of Essco Calibration Laboratory, LLC (“Essco”), a privately-held calibration services corporation located in the Boston Metro area that is ISO 17025 certified. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the Company’s geographic reach and the depth and breadth of the Company’s service capabilities.

The Essco goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. The goodwill and intangible assets related to the Essco acquisition have been allocated to the Service segment. Intangible assets related to the Essco acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful lives of up to 15 years and are deductible for tax purposes. Amortization of goodwill related to the Essco acquisition is deductible for income tax purposes.

The Essco Customer Base & Contracts intangible asset was calculated using the MPEEM (Multi-Period Excess Earnings Method) under the Income approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.  The fair value was determined to be $34.0 million and was assigned a useful life of 15 years. The Essco Trademarks and Tradenames intangible asset was calculated using the Relief-From-Royalty Method, which is a variant of the income approach and the market approach, and adjusting for the cash flow benefit of tax amortization of purchased intangibles.   The fair value was determined to be $2.7 million and was assigned a useful life of seven years. The weighted average useful life of acquired intangible assets acquired is 15 years.

The total purchase price for Essco was approximately $85.6 million consisting of $82.8 million in cash paid at closing and $2.8 million in accrued liabilities related to certain post-closing adjustments, payments and indemnification claims, if any. As of September 27, 2025, $2.8 million remains unpaid and is reflected in current liabilities in the Condensed Consolidated Balance Sheets. The purchase was primarily financed by a draw on the Credit Agreement. See Note 2 - Long-Term Debt for more details.

The Company has preliminarily estimate fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The amounts reported are considered preliminary as the Company is completing the valuations required to allocate the purchase price. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value, of Essco's assets and liabilities acquired on August 5, 2025 (in thousands):

Goodwill		$41,364
Intangible Assets – Customer Base & Contracts		34,000
Intangible Assets – Trademarks and Tradenames		2,700
		78,064

Plus:	Cash and Cash equivalents	272
	Accounts Receivable, Net	2,928
	Property and Equipment, net	4,679
	Right To Use Assets	4,049
	Prepaid Expenses and Other Current Assets	189
	Other Assets	16
Less:	Current Liabilities	(735)
	Lease Liabilities	(3,865)
Total Purchase Price		$85,597

Since the acquisition, Essco has contributed revenue of $3.5 million and operating income of less than $0.1 million, which includes the negative impact of amortization of the acquired intangible assets.

Martin:  Effective December 10, 2024, the Company acquired Martin Calibration, Inc, a privately-held Minnesota calibration services company ("Martin"). Martin is ISO 17025 certified.  This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities.

The Martin goodwill is primarily attributable to the workforce acquired, as well as operational synergies and other intangibles that do not qualify for separate recognition. The goodwill and intangible assets relating to the Martin acquisition have been allocated to the Service segment. Intangible assets related to the Martin acquisition are being amortized for financial reporting purposes on an accelerated basis over the estimated useful life of up to 14 years and are deductible for tax purposes. Amortization of goodwill related to the Martin acquisition is deductible for income tax purposes.

The Martin customer base intangible was calculated using the MPEEM (Multi-Period Excess Earnings Method) approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.  The fair value was determined to be $32.0 million and was assigned a useful life of 14 years. The Martin Tradenames and Trademarks was calculated using the relief from royalty approach, which is a variant of the income approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.   The fair value was determined to be $3.2 million and was assigned a useful life of eleven years. The weighted average useful life of acquired intangible assets acquired is 14 years.

The total purchase price for Martin was approximately $81.8 million consisting of $71.9 million in cash and the issuance of common stock valued at $9.9 million, including $2.0 million placed in escrow for certain post-closing adjustments and indemnification claims, if any.
As of September 27, 2025, $0.8 million remains unpaid and is reflected in current liabilities in the Condensed Consolidated Balance Sheets.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, of Martin's assets and liabilities acquired on December 10, 2024 (in thousands):

Goodwill		$38,871
Intangible Assets – Customer Base & Contracts		32,000
Intangible Assets – Trademarks and Tradenames		3,200
		74,071

Plus:	Cash and Cash equivalents	296
	Accounts Receivable, Net	4,652
	Property and Equipment, net	3,412
	Right To Use Assets	5,811
	Prepaid Expenses and Other Current Assets	475
Less:	Current Liabilities	(1,098)
	Lease Liabilities	(5,813)
Total Purchase Price		$81,806

During the first six months of fiscal year 2026, Martin has contributed revenue of $15.2 million and operating income of $0.5 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The Becnel customer base intangible was calculated using the MPEEM approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.  The fair value was determined to be $7.2 million and was assigned a useful life of 10 years. The Becnel tradenames and Trademarks was calculated using the relief from royalty approach, which is a variant of the income approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.   The fair value was determined to be $0.8 million and was assigned a useful life of eleven years. The weighted average useful life of acquired intangible assets acquired is 10 years.

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

This cash portion of the contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the cash portion of the contingent consideration changes, any charges or income will be included in the Company’s Condensed Consolidated Statements of Income. After reviewing the fiscal year 2026 forecast, the Company revalued the contingent consideration payout during the fourth quarter of fiscal year 2025.  As of September 27, 2025 and March 29, 2025, the estimated fair value of the contingent consideration, classified as Level 3 in the fair value hierarchy, remains zero.  This amount was calculated using a Geometric Brownian motion distribution that was then used in a Monte Carlo simulation model. Assumptions used in the Monte Carlo simulation model included: 1) discount rate of 14.50%, 2) risk-free interest rate of 4.01%, 3) asset volatility of 30.00%, and 4) forecasted revenue.

Due to the uncertainty with utilizing these significant unobservable inputs for this Level 3 fair value measurement, materially higher or lower fair value measurements may be recognized at subsequent remeasurement periods.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, of Becnel's assets and liabilities acquired on April 15, 2024 (in thousands):

Goodwill		$32,811
Intangible Assets – Customer Base & Contracts		7,200
Intangible Assets – Trademarks and Tradenames		840
		40,851

Plus:	Cash and Cash equivalents	214
	Accounts Receivable, Net	3,041
	Property and Equipment, net	5,848
	Prepaid Expenses and Other Current Assets	79
Less:	Current Liabilities	(210)
Total Purchase Price		$49,823

During the first six months of fiscal year 2026, Becnel has contributed revenue of $7.6 million and operating income of $1.6 million, which includes the negative impact of amortization of the acquired intangible assets.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisition of Essco had occurred at the beginning of fiscal year 2025. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
(in thousands except per share information)	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024

Total Revenue	$82,438	$73,263	$166,770	$145,681
Net Income	$1,435	$3,075	$5,062	$7,675
Basic Earnings Per Share	$0.15	$0.34	$0.54	$0.84
Diluted Earnings Per Share	$0.15	$0.33	$0.54	$0.83

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of September 27, 2025, no contingent consideration and $5.3 million of other holdback amounts were unpaid and are reflected in current liabilities on the Condensed Consolidated Balance Sheets.  During the first six months of fiscal year 2026, $1.9 million of holdback obligations were paid related to Martin and Becnel. During the first six months of fiscal year 2025, $0.5 million was paid to settle the earn-out obligation due to Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management)(“NEXA”) for calendar 2023.  This amount was paid in 4,320 shares of Transcat common stock.

During the first six months of fiscal years 2026 and 2025, acquisition costs were $0.5 million in each period and were recorded as incurred as general and administrative expenses in the Condensed Consolidated Statements of Income.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipate,” “believes,” "continue," “estimates,” “expects,” "focus," “potential,” “outlook,” “seek,” “strategy,” “target,” “could,” "can," “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts and changes in interest rates, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated businesses as well as the industrial manufacturing, aerospace, defense, energy and utilities industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and changing trade relations, regional and international conflicts and political conditions, negative publicity and other reputational harm, our ability to successfully complete and integrate business acquisitions, potential unexpected liabilities associated with companies we acquire, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays, disruptions or product shortages, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to protecting our intellectual property, geopolitical events, adverse weather events or other catastrophes, natural disasters or widespread public health crises, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 29, 2025. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

RESULTS OF OPERATIONS

Executive Summary

During our second quarter of fiscal year 2026, we had consolidated revenue of $82.3 million. This represented an increase of $14.4 million or 21.3% versus the second quarter of fiscal year 2025. This increase was primarily due to acquisitions and a $5.7 million increase in distribution revenue.  Acquired revenue, which represents revenue from acquisitions completed after the end of the prior period, was $9.8 million.  Organic revenue, increased by 6.8% versus the second quarter of fiscal year 2025.  See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.

Our second quarter of fiscal year 2026 gross profit was $26.8 million. This was an increase of $5.6 million or 26.2% versus the second quarter of fiscal year 2025. Consolidated gross margin was 32.5%, an increase of 1.2% versus the second quarter of fiscal year 2025. This increase in gross profit percentage was primarily due to higher margins from the Distribution segment when compared to the prior year period.

Total operating expenses were $23.3 million in the second quarter of fiscal year 2026, an increase of $5.8 million or 33.1% when compared to the prior fiscal year second quarter. Included in operating expenses during the second quarter of fiscal year 2026 were incremental operating expenses from the acquisitions of Martin and Essco, including customer base amortization and acquisition-related costs, increased stock-based compensation and higher incentive-based employee costs due to higher sales.  As a percentage of total revenue, operating expenses were 28.3% in the second quarter of fiscal year 2026, up 2.5% from 25.8% in the second quarter of fiscal year 2025. Operating income was $3.5 million, a decrease of $0.2 million, or 6.2% and operating margin decreased from 5.5% to 4.3% in the second quarter of fiscal year 2026.

Net income was $1.3 million in the second quarter of fiscal year 2026 versus $3.3 million in the second quarter of fiscal year 2025. The decrease was primarily due to an increase in administrative costs, interest expense and income tax expense.

The following table presents, for the second quarter of fiscal year 2026 and fiscal year 2025, the components of our Condensed Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
As a Percentage of Total Revenue:
Service Revenue	64.2%	65.0%	64.3%	65.3%
Distribution Revenue	35.8%	35.0%	35.7%	34.7%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	32.2%	33.1%	32.6%	33.5%
Distribution Gross Profit	33.2%	27.9%	34.2%	30.8%
Total Gross Profit	32.5%	31.3%	33.1%	32.6%

Selling, Marketing and Warehouse Expenses	12.9%	12.1%	12.7%	11.9%
General and Administrative Expenses	15.4%	13.7%	14.9%	14.2%
Total Operating Expenses	28.3%	25.8%	27.6%	26.0%

Operating Income	4.3%	5.5%	5.6%	6.6%

Interest and Other Expense,/(Income) net	1.8%	0.0%	1.4%	(0.1)%

Income Before Provision for Income Taxes	2.5%	5.5%	4.2%	6.6%
Provision for Income Taxes	0.9%	0.6%	1.3%	0.9%

Net Income	1.5%	4.8%	2.9%	5.7%

Second QUARTER ENDED September 27, 2025 COMPARED TO Second QUARTER ENDED September 28, 2024 (dollars in thousands):

Revenue:

	Second Quarter Ended		Change
	September 27,	September 28,
	2025	2024	$	%
Revenue:
Service	$52,836	$44,083	$8,753	19.9%
Distribution	29,436	23,743	5,693	24.0%
Total	$82,272	$67,826	$14,446	21.3%

Total revenue was $82.3 million, an increase of $14.4 million, or 21.3%, in our fiscal year 2026 second quarter compared to the prior fiscal year second quarter.

Service revenue, which accounted for 64.2% and 65.0% of our total revenue in the second quarter of fiscal years 2026 and 2025, respectively, increased $8.8 million or 19.9% from the second quarter of fiscal year 2025 to the second quarter of fiscal year 2026 despite economic volatility. This year-over-year increase included $9.8 million in service revenue from the acquisitions of Martin and Essco. Organic revenue, decreased by 1.7% primarily due to lower revenue from the Transcat Solutions business.

Our fiscal years 2026 and 2025 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2026		FY 2025
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	19.9%	12.3%	11.3%	0.1%	6.4%	9.8%

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

The following table presents the trailing twelve-month Service segment revenue for the first and second quarters of fiscal year 2026 and each quarter in fiscal year 2025 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2026		FY 2025
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$195,548	$186,794	$181,428	$176,054	$176,006	$173,450
Service Revenue Growth	11.0%	7.7%	7.0%	8.3%	12.1%	15.0%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue, and the percentage of Service revenue derived from each source for the first and second quarters of fiscal year 2026 and for each quarter during fiscal year 2025:

	FY 2026		FY 2025
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	85.8%	85.6%	85.6%	85.1%	86.6%	86.9%
Outsourced	12.9%	13.2%	13.2%	13.7%	12.3%	12.0%
Freight Billed to Customers	1.3%	1.2%	1.2%	1.2%	1.1%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution revenue accounted for 35.8% of our total revenue in the second quarter of fiscal year 2026 and 35.0% of our total revenue in the second quarter of fiscal year 2025. During the second quarter of fiscal year 2026, Distribution segment revenue was $29.4 million which was an increase of $5.7 million or 24.0%.  This increase was due to incremental traditional rental revenue, higher revenue from our non-rental products and $0.8 million of incremental revenue primarily related to the acquisition of Martin.

The following table presents the quarterly historical trend of Distribution revenue in fiscal years 2026 and 2025 compared to the prior year fiscal quarter:

	FY 2026		FY 2025
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Revenue Growth	24.0%	19.0%	3.9%	6.5%	11.1%	10.5%

The Distribution segment revenue increase for the second quarter of fiscal year 2026 versus the second quarter of fiscal year 2025 was due to revenue primarily increases in traditional rental products, higher revenue from non-rental products, and incremental revenue related to the acquisition of Martin.

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

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first and  second quarter of fiscal year 2026 and each quarter of fiscal year 2025:

	FY 2026		FY 2025
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$7,510	$4,182	$3,317	$3,992	$4,102	$4,713
% of Pending Product
Shipments that were Backorders	89.7%	85.8%	81.9%	84.0%	84.7%	78.4%

Our total pending product shipments at the end of the second quarter of fiscal year 2026 were $7.5 million, an increase of $3.4 million versus the end of the second quarter of fiscal year 2025 and an increase of $3.3 million since June 28, 2025. The increase in pending product shipments and backorders since June 28, 2025 was due in part to a one-time significant order.

Gross Profit:

	Second Quarter Ended		Change
	September 27,	September 28,
	2025	2024	$	%
Gross Profit:
Service	$16,993	$14,591	$2,402	16.5%
Distribution	9,769	6,615	3,154	47.7%
Total	$26,762	$21,206	$5,556	26.2%

Total gross profit for the second quarter of fiscal year 2026 was $26.8 million, an increase of $5.6 million or 26.2% versus the second quarter of fiscal year 2025. Total gross margin was 32.5% in the second quarter of fiscal year 2026, up from 31.3% in the second quarter of fiscal year 2025, a 1.2% increase.

Service gross profit in the second quarter of fiscal year 2026 increased $2.4 million, or 16.5%, from the second quarter of fiscal year 2025. Service gross margin was 32.2% in the second quarter of fiscal year 2026, a decrease of 0.9% compared to 33.1% in the second quarter of fiscal year 2025. This decrease in Service gross margin was the result of organic revenue decreases and lower margins from the Transcat Solutions business.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2026		FY 2025
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	32.2%	33.0%	36.2%	29.7%	33.1%	34.0%

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

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution revenue:

	FY 2026		FY 2025
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	33.2%	35.2%	28.2%	29.1%	27.9%	33.9%

Distribution segment gross margin was 33.2% in the second quarter of fiscal year 2026 versus 27.9% in the second quarter of fiscal year 2025, an increase of 5.3%. The increase in Distribution gross margin was due to increased rental revenue and the mix of non-rental products sold.

Operating Expenses:

	Second Quarter Ended		Change
	September 27,	September 28,
	2025	2024	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$10,627	$8,181	$2,446	29.9%
General and Administrative	12,630	9,290	3,340	36.0%
Total	$23,257	$17,471	$5,786	33.1%

Total operating expenses were $23.3 million in the second quarter of fiscal year 2026 versus $17.5 million during the second quarter of fiscal year 2025. The year-over-year increase in selling, marketing and warehouse expenses is primarily due to increased expenses related to recent acquisitions, including acquisition related amortization expense.  The increase in general and administrative expenses is primarily due to an increase in stock-based compensation and increased payroll costs for new employees.

As a percentage of total revenue, operating expenses were 28.3% in the second quarter of fiscal year 2026 and 25.8% in the second quarter of fiscal year 2025, an increase of 2.5%.

Income Taxes:

	Second Quarter Ended		Change
	September 27,	September 28,
	2025	2024	$	%
Provision for Income Taxes	$760	$427	$333	78.0%

Our effective tax rate for the second quarter of fiscal years 2026 and 2025 was 37.5% and 11.5%, respectively. The increase in effective tax rate is due to the timing of our discrete items in relation to the timing of our pre-tax net income. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the second quarter of fiscal years 2026 and 2025 was an expense of less than $0.1 million and a benefit of $0.6 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

Net Income:

	Second Quarter Ended		Change
	September 27,	September 28,
	2025	2024	$	%
Net Income	$1,269	$3,286	$(2,017)	(61.4)%

Net income for the second quarter of fiscal year 2026 decreased $2.0 million or 61.4% versus the second quarter of fiscal year 2025.  As a percentage of revenue, net income was 1.5% in the second quarter of fiscal year 2026, down from 4.8% in the second quarter of fiscal year 2025.  The year-over-year decrease in net income was primarily due to lower operating income, higher interest expense, net and an increase in income tax expense.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the second quarter of fiscal year 2026 was $12.1 million, an increase of $3.3 million or 36.7% versus the second quarter of fiscal year 2025. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 14.7% for the second quarter of fiscal year 2026 from 13.1% for the second quarter of fiscal year 2025. The increase in Adjusted EBITDA during the second quarter of fiscal year 2026 was primarily driven by depreciation and amortization expense, interest expense and non-cash stock compensation.

Six MONTHS ENDED September 27, 2025 COMPARED TO Six MONTHS ENDED September 28, 2024 (dollars in thousands):

Revenue:

	Six Months Ended		Change
(dollars in thousands)	September 27,	September 28,
	2025	2024	$	%
Revenue:
Service	$101,980	$87,861	$14,119	16.1%
Distribution	56,716	46,672	10,044	21.5%
Total	$158,696	$134,533	$24,163	18.0%

Total revenue was $158.7 million, an increase of $24.2 million, or 18.0%, in the first six months of fiscal year 2026 compared to the first six months of the prior fiscal year.

Service revenue, which accounted for 64.3% and 65.3% of our total revenue in the first six months of fiscal years 2026 and 2025, respectively, increased $14.1 million or 16.1% from the first six months of fiscal year 2025 to the first six months of fiscal year 2026. This year-over-year increase included $16.1 million in service revenue from the acquisitions of Martin and Essco. Organic revenue, decreased by 1.7% primarily due to lower revenue from the Transcat Solutions business.

Gross Profit:

	Six Months Ended		Change
(dollars in thousands)	September 27,	September 28,
	2025	2024	$	%
Gross Profit:
Service	$33,202	$29,474	$3,728	12.6%
Distribution	19,381	14,387	4,994	34.7%
Total	$52,583	$43,861	$8,722	19.9%

Total gross profit for the first six months of fiscal year 2026 was $52.6 million, an increase of $8.7 million or 19.9% versus the first six months of fiscal year 2025. Total gross margin was 33.1% in the first six months of fiscal year 2026, slightly up from 32.6% in the first six months of fiscal year 2025, a 0.5% increase.

Service gross profit in the first six months of fiscal year 2026 increased $3.7 million, or 12.6%, from the first six months of fiscal year 2025. Service gross margin was 32.6% in the first six months of fiscal year 2026, a 0.9% decrease versus the 33.5% in the first six months of fiscal year 2025. This decrease in Service gross margin was the result of organic revenue decreases and lower margins from the Transcat Solutions business.

Distribution gross profit in the first six months of fiscal year 2026 increased $5.0 million, or 34.7%, from the first six months of fiscal year 2025. Distribution gross margin was 34.2% in the first six months of fiscal year 2026, a 3.4% increase versus the 30.8% in the first six months of fiscal year 2025. Distribution gross margin for the first six months of fiscal year 2025 was due to lower revenue and margin contribution from Becnel, which was impacted by hurricanes in the Gulf of Mexico during that period.

Operating Expenses:

	Six Months Ended		Change
(dollars in thousands)	September 27,	September 28,
	2025	2024	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$20,142	$15,982	$4,160	26.0%
General and Administrative	23,598	19,045	4,553	23.9%
Total	$43,740	$35,027	$8,713	24.9%

Total operating expenses were $43.7 million in the first six months of fiscal year 2026 versus $35.0 million during the first six months of fiscal year 2025. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions, primarily attributable to acquisition related amortization expense.  The increase in general and administrative expenses is due to incremental expenses related to acquired companies, an increase in stock-based compensation and increased payroll costs for new employees.

As a percentage of total revenue, operating expenses were 27.6% in the first six months of fiscal year 2026 and 26.0% in the first six months of fiscal year 2025, an increase of 1.6%.

Income Taxes:

	Six Months Ended		Change
(dollars in thousands)	September 27,	September 28,
	2025	2024	$	%
Provision for Income Taxes	$2,064	$1,247	$817	65.5%

Our effective tax rate for the first six months of fiscal years 2026 and 2025 was 31.3% and 13.9%, respectively. The increase in effective tax rate is due to the timing of our discrete items in relation to the timing of our pre-tax net income. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first six months of fiscal years 2026 and 2025 was an expense of $0.2 million and a benefit of $1.1 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

Net Income:

	Six Months Ended		Change
	September 27,	September 28,
	2025	2024	$	%
Net Income	$4,530	$7,694	$(3,164)	(41.1)%

Net income for the first six months of fiscal year 2026 decreased $3.2 million or 41.1% versus the first six months of fiscal year 2025.  As a percentage of revenue, net income was 2.9% in the first six months of fiscal year 2026, down from 5.7% in the first six months of fiscal year 2025.  The year-over-year decrease in net income was primarily due to higher interest expense, net and a higher provision for income taxes.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the first six months of fiscal year 2026 was $23.9 million, an increase of $4.8 million or 25.2% versus the first six months of fiscal year 2025. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 15.0% for the first six months of fiscal year 2026 from 14.2% for the first six months of fiscal year 2025. The increase in Adjusted EBITDA during the first six months of fiscal year 2026 was primarily driven by increases in operating income, depreciation and amortization expense and non-cash stock compensation.

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

	Second Quarter Ended		Six Months Ended
(dollars in thousands)	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net Income	$1,269	$3,286	$4,530	$7,694
+ Interest Expense (Income), Net	1,264	(210)	1,704	(470)
+ Tax Provision	760	427	2,064	1,247
+ Depreciation & Amortization	6,487	4,399	12,092	8,512
+ Transaction Expense	496	33	524	467
+ Non-cash Stock Compensation	1,839	926	2,969	1,623
Adjusted EBITDA	$12,115	$8,861	$23,883	$19,073

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

	Second Quarter Ended		Six Months Ended
	September 27,	September 28,	September 27,	September 28,
	2025	2024	2025	2024
Net Income	$1,269	$3,286	$4,530	$7,694
+ Amortization of Intangible Assets	3,461	1,888	6,305	3,637
+ Acquisition Amortization of Backlog	-	4	-	28
+ Acquisition Deal Costs	496	33	524	467
+ Acquisition Stock Expense	226	130	371	364
+ Income Tax Effect	(1,297)	(514)	(2,051)	(1,124)
Adjusted Net Income*	4,155	4,827	9,679	11,066

Diluted Average Shares Outstanding	9,399	9,282	9,392	9,222

Diluted Earnings Per Share – GAAP	$0.14	$0.35	$0.48	$0.83

+ Amortization of Intangible Assets	0.37	0.21	0.67	0.40
+ Acquisition Amortization of Backlog	-	-	-	-
+ Acquisition Deal Costs	0.05	0.00	0.06	0.05
+ Acquisition Stock Expense	0.02	0.02	0.04	0.04
+ Income Tax Effect	(0.14)	(0.06)	(0.22)	(0.12)

Adjusted Diluted Earnings Per Share*	$0.44	$0.52	$1.03	$1.20

Note: Income tax effect is calculated using the expected annual tax rate, which was 31.1% and 25% for the fiscal year 2026 and 2025 periods, respectively.

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

On July 29, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with a group of three lenders establishing a new five-year $150.0 million secured revolving credit facility (the “Credit Facility”). Borrowing options under the Credit Facility include: (i) a revolving loan option; (ii) a swingline loan option; and (iii) letters of credit, each of which is provided on a committed basis. The Credit Facility replaced the Company’s former $80.0 million credit facility (the “Replaced Facility”), which included a letter of credit subfacility of $10.0 million and our 2018 term loan, with an original principal amount of $15.0 million (the “2018 Term Loan”). We used initial borrowings under the Credit Facility to repay amounts due under the Replaced Facility, including the remaining amounts under the 2018 Term Loan, and for the acquisition of Essco.

Under the Credit Agreement, we can use up to $50.0 million for acquisitions in any single fiscal year, with an exception for the Essco acquisition. In addition, we are permitted to make restricted payments up to $25.0 million in the aggregate over the term of the Credit Facility and up to $10.0 million in any single fiscal year to repurchase shares and pay dividends.

As of September 27, 2025, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which, $111.9 million was outstanding.  During the first six months of fiscal year 2026, we used approximately $83.0 million, drawn from the Credit Facility, for a business acquisition.

Most borrowings under the Credit Facility bear interest, at our election, at a fixed base rate or the daily simple SOFR rate, plus a margin. Any swingline loan will bear interest at the fixed base rate plus a margin. The applicable margin is based on our then-current leverage ratio. Under the Credit Facility, the applicable margin was reduced for most levels of leverage ratio for comparable categories of borrowings under the Replaced Facility. The applicable margin ranges from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for SOFR loans. We will pay a commitment fee based on the daily unused amount under the Credit Facility multiplied by the applicable margin, which ranges from 0.10% to 0.20% for the commitment fee.

The Credit Agreement has certain financial covenants with which we must comply. The leverage ratio covenant under the Credit Agreement requires us to maintain our ratio of outstanding indebtedness to consolidated EBITDA to be no greater than 3.00 to 1.00, provided that we may temporarily increase the leverage ratio covenant if we complete a material permitted acquisition under the terms of the Credit Agreement. The Company's leverage ratio, as defined in the Credit Agreement, was 2.26 on September 27, 2025, compared with 0.78 on March 29, 2025. We must also maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. We were in compliance with all loan covenants and requirements of the Credit Agreement and the Replaced Facility, as applicable, during the first six months of fiscal year 2026.

Cash Flows: The following table is a summary of our Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended
	September 27,	September 28,
	2025	2024
Cash Provided by (Used in):
Operating Activities	$16,504	$15,759
Investing Activities	$(91,556)	$(7,958)
Financing Activities	$79,194	$(3,346)

Operating Activities: Net cash provided by operating activities was $16.5 million during the first six months of fiscal year 2026 compared to $15.8 million of net cash provided by operating activities during the first six months of fiscal year 2025. The year-over-year increase in cash provided by operating activities was primarily the result of changes in net working capital (defined as current assets less current liabilities). The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable and other receivables increased $3.6 million during the first six months of fiscal year 2026, inclusive of $2.9 million of accounts receivable acquired during the period. During the first six months of fiscal year 2025, accounts receivable and other receivables decreased $1.7 million inclusive of $3.1 million accounts receivable acquired during the period. The year-over-year variation reflects changes in the timing of collections. The following table illustrates our “days sales outstanding” as of September 27, 2025 and September 28, 2024 (dollars in thousands):

	September 27,	September 28,
	2025	2024
Net Sales, for the last two fiscal months	$60,487	$49,548
Accounts Receivable, net	$62,573	$48,933
Days Sales Outstanding	62	59

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. The decreases in inventory are primarily due to the timing of shipments relative to strategic inventory purchases during the periods.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors.  Accounts payable decreased $1.6 million during the first six months of fiscal year 2026 inclusive of $0.2 million assumed in acquisition during the period. Accounts payable increased $1.5 million during the first six months of fiscal year 2025. The variances are largely due to the timing of inventory and capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first six months of fiscal year 2026, accrued compensation and other current liabilities decreased by $3.8 million inclusive of $3.2 million of accrued compensation and other current liabilities assumed during the period. During the first six months of fiscal year 2025, accrued compensation and other current liabilities decreased by $4.6 million, inclusive of $0.2 million from assumed liabilities and purchase price holdbacks and contingent consideration from acquisitions. The decreases are largely due to the annual payment of incentive-based compensation accruals and payments of acquisition related holdback and accruals.

Investing Activities: During the first six months of fiscal years 2026 and 2025, we invested $9.0 million and $7.6 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first six months of fiscal years 2026 and 2025, we used $82.5 million and $15.9 million, respectively, for business acquisitions.

Financing Activities: During the first six months of fiscal year 2026, net proceeds and repayments from our revolving Credit Facility was $81.0 million, and $0.5 million in cash was generated from the issuance of common stock. In addition, we used $1.8 million for repayments of our term loan.

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

OUTLOOK

Our team delivered another solid quarter of revenue and adjusted EBITDA (a non-GAAP measure) performance in the fiscal second quarter highlighted by double-digit revenue growth and continued high demand in our rentals channel. Distribution revenue grew 24% in the quarter with a gross margin of 33.2%, driven primarily by the strategic mix increase of higher-margin rentals. We continue to see measured improvement from our organic and inorganic initiatives, paired with another quarter of robust revenue growth and disciplined cost management that enabled us to deliver 37% adjusted EBITDA (a non-GAAP measure) growth.

Acquisitions continue to be a cornerstone of our growth strategy. We are extremely excited about the recent acquisition of Essco Calibration, the largest deal in our history, supported by our new, larger credit facility. Essco is a perfect fit into our calibration service portfolio and creates a strong presence for us in the New England market. With the Essco deal following the acquisition of Martin Calibration in December 2024, we have acquired two leading regional calibration providers in an 8-month period. This demonstrates our ability to attract and acquire highly sought-after calibration companies to expand our capabilities and geographic reach, while increasing market share.

Looking forward, uncertainty in the macro environment remains a challenge, but our diversified portfolio of products and services combined with the ability to execute against strategic priorities will differentiate us in fiscal 2026 and beyond. We expect continued service revenue growth, benefiting from a larger presence in the New England and Midwest markets, and improving Service organic revenue. We expect a return to single-digit Service organic revenue growth in the second half of fiscal 2026. Our acquisition pipeline remains strong, and we will continue to leverage our integration expertise. We believe the combination of our talented team, portfolio differentiation, and strong financial profile positions us well to drive sustainable, long-term shareholder value.

We expect our income tax rate to range between 30% and 32% for full fiscal year 2026. This estimate includes federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $1.1 million assuming our borrowing levels at September 27, 2025 remained constant under the Credit Facility. As of September 27, 2025, $150.0 million was available for borrowing, under the Credit Facility, of which $111.9 million was outstanding.

Under the Credit Agreement, effective July 29, 2025, at our option, we are permitted to borrow from the Credit Facility at a base rate or the variable Daily Simple SOFR (subject to a 1.00% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our weighted average interest rate for the second quarter of fiscal year 2026 for the Credit Facility was 6.0%. On September 27, 2025, we had no hedging arrangements in place for our Credit Facility to limit our exposure to movements in interest rates.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of the first six months of fiscal year 2026 and 2025 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We continually utilize short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We do not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of $0.2 million and $0.4 million in the first six months of fiscal years 2026 and 2025, respectively, was recognized as a component of Interest and Other (Income) Expense, net in the Condensed Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On September 27, 2025, we had a foreign exchange contract, which matured in October 2025, outstanding in the notional amount of $0.6 million. The foreign exchange contract was renewed in October 2025 and continues to be in place. We do not use hedging arrangements for speculative purposes.

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

Changes in Internal Control over Financial Reporting. There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter covered by this quarterly report (our second quarter of fiscal year 2026) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

INDEX TO EXHIBITS

Exhibit No.	Description

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

	2.1^	Membership Unit Purchase Agreement, dated August 5, 2025, by and among Transcat, Inc., Essco Holdings Inc., and Michael Walsh is incorporated by reference from Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June28, 2025.

(10)	Material Contracts

	10.1^	Credit Agreement, dated as of July 29, 2025, by and among Transcat Inc., the guarantors party thereto, Manufacturers and Traders Trust Company, Wells Fargo Securities, LLC, and the other lenders party thereto is incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on form 10-Q for the quarter ended June 28, 2025.

	10.2*#^	Transition Agreement, dated as of August 21, 2025, by and between Transcat, Inc. and Lee D. Rudow.

	10.3*#†	Special Equity Award Notice, dated as of August 21, 2025, granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan to Lee D. Rudow

(31)	Rule 13a-14(a)/15d-14(a) Certifications

	31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

	32.1**	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(101)	Interactive Data File

101.INS* Inline XBRL Instance Document
101.SCH* Inline XBRL Taxonomy Extension Schema Document
101.CAL* Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF* Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB* Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE* Inline XBRL Taxonomy Extension Presentation Linkbase Document

(104)	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Exhibit filed with this report.
**	Exhibit furnished with this report.
#	Management contract or compensatory plan or arrangement
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
†	Certain portions of this exhibit have been omited (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K, because such omitted information is (i) not material and (ii) the type of information that the Company treats as private or confidential

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: November 5, 2025	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2025	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)