Form 10-Q
period 2025-12-27
TRANSCAT INC
filed 2026-02-03
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

(Mark one)

☑  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 27, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑

The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of January 30, 2026 was 9,332,188.

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the Third Quarter and Nine Months Ended December 27, 2025 and December 28, 2024	1

	Condensed Consolidated Statements of Comprehensive Income for the Third Quarter and Nine Months Ended December 27, 2025 and December 28, 2024	2

	Condensed Consolidated Balance Sheets as of December 27, 2025 and March 29, 2025	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 27, 2025 and December 28, 2024	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Third Quarter and Nine Months Ended December 27, 2025 and December 28, 2024	6

	Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 6.	Exhibits	40

SIGNATURES		41

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024

Service Revenue	$53,659	$41,557	$155,639	$129,418
Distribution Revenue	30,197	25,197	86,913	71,869
Total Revenue	83,856	66,754	242,552	201,287

Cost of Service Revenue	38,189	29,200	106,967	87,587
Cost of Distribution Revenue	20,414	17,875	57,749	50,160
Total Cost of Revenue	58,603	47,075	164,716	137,747

Gross Profit	25,253	19,679	77,836	63,540

Selling, Marketing and Warehouse Expenses	11,400	8,119	31,542	24,101
General and Administrative Expenses	13,765	9,460	37,363	28,505
Total Operating Expenses	25,165	17,579	68,905	52,606

Operating Income	88	2,100	8,931	10,934

Interest Expense	1,503	199	3,223	327
Interest Income	(3)	(219)	(19)	(817)
Other (Income) Expense	27	(1,009)	572	(646)
Total Interest and Other Expense/(Income), net	1,527	(1,029)	3,776	(1,136)

Income (Loss) Before Provision For Income Taxes	(1,439)	3,129	5,155	12,070
(Benefit from) Provision for Income Taxes	(338)	772	1,726	2,019

Net (Loss) Income	$(1,101)	$2,357	$3,429	$10,051

Basic (Loss) Earnings Per Share	$(0.12)	$0.26	$0.37	$1.10
Basic Average Shares Outstanding	9,329	9,230	9,322	9,147

Diluted (Loss) Earnings Per Share	$(0.12)	$0.25	$0.37	$1.09
Diluted Average Shares Outstanding	9,329	9,326	9,372	9,243

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Net (Loss) Income	$(1,101)	$2,357	$3,429	$10,051

Other Comprehensive Income/(Loss) :
Currency Translation Adjustment	241	(1,149)	967	(928)
Other, net of tax effects of $1 and $(5) for the third quarter ended December 27, 2025 and December 28, 2024, respectively; and $2 and $(1) for the nine months ended December 27, 2025 and December 28, 2024, respectively	(1)	(14)	(5)	(4)
Total Other Comprehensive Income/(Loss)	240	(1,163)	962	(932)

Comprehensive (Loss) Income	$(861)	$1,194	$4,391	$9,119

Note: Tax effect is calculated using the expected annual tax rate, which was 31.5% and 25.5% for the fiscal year 2026 and 2025 periods, respectively.

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share and Per Share Amounts)

	(Unaudited)	(Audited)
	December 27,	March 29,
	2025	2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,471	$1,517
Accounts Receivable, less allowance for credit losses of $861 and $659 as of December 27, 2025 and March 29, 2025, respectively	58,747	55,941
Other Receivables	1,041	373
Inventory	12,911	14,483
Prepaid Expenses and Other Current Assets	4,637	5,695
Total Current Assets	80,807	78,009
Property and Equipment, net	57,543	50,024
Goodwill	218,279	176,928
Intangible Assets, net	81,195	54,777
Right to Use Assets	33,142	24,345
Other Assets	1,925	1,159
Total Assets	$472,891	$385,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$17,486	$16,755
Accrued Compensation and Other Current Liabilities	19,132	15,466
Current Portion of Long-Term Debt	-	1,816
Total Current Liabilities	36,618	34,037
Long-Term Debt	99,885	30,892
Deferred Tax Liabilities, net	9,308	9,286
Lease Liabilities	29,237	21,395
Other Liabilities	1,073	2,752
Total Liabilities	176,121	98,362

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,331,181 and 9,315,840 shares issued and outstanding as of December 27, 2025 and March 29, 2025, respectively	4,666	4,658
Capital in Excess of Par Value	196,769	191,167
Accumulated Other Comprehensive Loss	(507)	(1,469)
Retained Earnings	95,842	92,524
Total Shareholders' Equity	296,770	286,880
Total Liabilities and Shareholders' Equity	$472,891	$385,242

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	(Unaudited)
	Nine Months Ended
	December 27,	December 28,
	2025	2024
Cash Flows from Operating Activities:
Net Income	$3,429	$10,051
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss (Gain) on Disposal of Property and Equipment	32	(64)
Noncash Lease Expense	3,186	2,286
Deferred Income Taxes	22	(36)
Depreciation and Amortization	19,222	12,941
Amortization of Deferred Financing Costs	65	-
Gain on Sale of Assets	-	(855)
Provision for Accounts Receivable and Inventory Reserves	393	147
Stock-Based Compensation Expense	5,030	2,075
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	124	1,848
Inventory	749	4,612
Prepaid Expenses and Other Current Assets	1,199	(1,419)
Accounts Payable	521	4,179
Accrued Compensation and Other Current Liabilities	(2,536)	(2,096)
Lease Liabilities	(2,787)	(2,387)
Income Taxes Payable	-	(2,925)
Net Cash Provided by Operating Activities	28,649	28,357

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(11,709)	(10,502)
Business Acquisitions, net of cash acquired	(82,525)	(86,095)
Proceeds from Sale of Assets	-	1,100
Sales of Marketable Securities	-	15,533
Net Cash Used in Investing Activities	(94,233)	(79,964)

Cash Flows from Financing Activities:
Proceeds From Revolving Credit Facility, net of lender fees	130,631	44,146
Repayment of Revolving Credit Facility	(62,041)	(4,651)
Repayments of Term Loan	(1,816)	(1,745)
Payments of Deferred Financing Costs	(365)	-
Issuance of Common Stock, net of direct costs	677	1,766
Repurchase of Common Stock	(97)	(3,208)
Net Cash Provided by Financing Activities	66,989	36,308

Effect of Exchange Rate Changes on Cash and Cash Equivalents	550	293

Net Increase (Decrease) in Cash and Cash Equivalents	1,954	(15,006)
Cash and Cash Equivalents at Beginning of Period	1,517	19,646
Cash and Cash Equivalents at End of Period	$3,471	$4,640

Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest, net	$860	$(611)
Income Taxes, net	$1,632	$6,859
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$-	$45,410
Operating lease assets obtained in exchange for operating lease liabilities	$8,388	$6,745
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$825	$1,097

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In Thousands, Except Par Value Amounts)

(Unaudited)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 30, 2024	8,839	$4,420	$141,624	$(949)	$80,074	$225,169
Issuance of Common Stock	302	151	32,888	-	-	33,039
Contingent Consideration Classified as Equity	-	-	750	-	-	750
Repurchase of Common Stock	(13)	(7)	(652)	-	(961)	(1,620)
Stock-Based Compensation	16	8	689	-	-	697
Other Comprehensive Loss	-	-	-	(155)	-	(155)
Net Income	-	-	-	-	4,408	4,408
Balance as of June 29, 2024	9,144	$4,572	$175,299	$(1,104)	$83,521	$262,288
Issuance of Common Stock	53	26	3,251	-	-	3,277
Repurchase of Common Stock	(11)	(5)	(483)	-	(918)	(1,406)
Stock-Based Compensation	13	7	919	-	-	926
Other Comprehensive Income	-	-	-	386	-	386
Net Income	-	-	-	-	3,286	3,286
Balance as of September 28, 2024	9,199	$4,600	$178,986	$(718)	$85,889	$268,757
Issuance of Common Stock	111	56	10,803	-	-	10,859
Repurchase of Common Stock	(2)	(1)	(41)	-	(140)	(182)
Stock-Based Compensation	1	-	452	-	-	452
Other Comprehensive Income	-	-	-	(1,163)	-	(1,163)
Net Income	-	-	-	-	2,357	2,357
Balance as of December 28, 2024	9,309	$4,655	$190,200	$(1,881)	$88,106	$281,080

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	(Loss)	Earnings	Total
Balance as of March 29, 2025	9,315	$4,658	$191,167	$(1,469)	$92,524	$286,880
Issuance of Common Stock	3	1	214	-	-	215
Repurchase of Common Stock	-	-	37	-	5	42
Stock-Based Compensation	-	-	1,130	-	-	1,130
Other Comprehensive Income	-	-	-	1,008	-	1,008
Net Income	-	-	-	-	3,261	3,261
Balance as of June 28, 2025	9,318	$4,659	$192,548	$(461)	$95,790	$292,536
Issuance of Common Stock	10	5	234	-	-	239
Repurchase of Common Stock	-	-	(88)	-	(93)	(181)
Stock-Based Compensation	-	-	1,840	-	-	1,840
Other Comprehensive Loss	-	-	-	(286)	-	(286)
Net Income	-	-	-	-	1,269	1,269
Balance as of September 27, 2025	9,328	$4,664	$194,534	$(747)	$96,966	$295,417
Issuance of Common Stock	3	2	184	-	-	186
Repurchase of Common Stock	-		(9)	-	(23)	(32)
Stock-Based Compensation	-	-	2,060	-	-	2,060
Other Comprehensive Loss	-	-	-	240	-	240
Net Income (Loss)	-	-	-	-	(1,101)	(1,101)
Balance as of December 27, 2025	9,331	$4,666	$196,769	$(507)	$95,842	$296,770

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

Inventory: Inventory consists of finished goods purchased for resale and is valued at the lower of cost or net realizable value. Costs are determined using the average cost method of inventory valuation. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience and current demand, to specific categories of inventory. Inventory is at risk of obsolescence if economic conditions change. Relevant economic conditions include changing consumer demand, customer preferences or increasing competition. The Company believes these risks are largely mitigated because its inventory typically turns several times per year. The Company evaluates the adequacy of the reserve on a quarterly basis.

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

Revenue recognized from prior period performance obligations for the third quarter of the fiscal year ending March 28, 2026 (“fiscal year 2026”) was immaterial. As of December 27, 2025, the Company had no unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Pursuant to ASC Topic 606, the Company applied the practical expedient with respect to disclosure of the deferral and future expected timing of revenue recognition for transaction price allocated to remaining performance obligations. Deferred revenue, unbilled revenue and deferred contract costs recorded on the Condensed Consolidated Balance Sheets as of December 27, 2025 and March 29, 2025 were immaterial. See Note 4 for disaggregated revenue information.

	% of Total Net Sales
	Third Quarter Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Point-in-Time	85.1%	86.5%	85.4%	86.2%
Over Time - Output Method	14.9%	13.5%	14.6%	13.8%
Total	100.0%	100.0%	100.0%	100.0%

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

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Condensed Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first nine months of fiscal year 2026 and fiscal year 2025, the Company recorded non-cash stock-based compensation cost of $5.0 million and $2.1 million, respectively, in the Condensed Consolidated Statements of Income.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency impact was a net loss of $0.2 million for the first nine months of fiscal year 2026 and a net loss of less than $0.1 million for the first nine months of fiscal year 2025. The Company utilized short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company did not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million, and a gain of $0.2 million during the first nine months of fiscal years 2026 and 2025, respectively, is recognized as a component of Other (Income) Expense , net in the Condensed Consolidated Statements of Income. The change in the fair value of the contracts was offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged.

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

For the first nine months of fiscal year 2026, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. For the first nine months of fiscal year 2025, the net additional common stock equivalents had a ($0.01) effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Third Quarter Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Average Shares Outstanding – Basic	9,329	9,230	9,322	9,147
Effect of Dilutive Common Stock Equivalents	-	96	50	96
Average Shares Outstanding – Diluted	9,329	9,326	9,372	9,243
Anti-dilutive Common Stock Securities	-	53	129	42

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. The Company tests goodwill for impairment for each reporting unit on an annual basis during the fourth quarter of its fiscal year, or immediately if conditions indicate that such impairment could exist. The Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value to determine whether it is necessary to perform a quantitative analysis. If a quantitative test is deemed necessary, a discounted cash flow analysis is prepared to estimate fair value.

The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of December 27, 2025 were as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Total
Customer Base	$118,894	$(43,840)	$75,054
Covenant not to Compete	3,614	(3,175)	439
Tradenames/Trademarks	6,740	(1,065)	5,675
Other	905	(878)	27
Intangible Assets, net	$130,153	$(48,958)	$81,195

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

Intangible assets, namely customer base, covenants not to compete, and tradenames/trademarks, represent an allocation of purchase price to identifiable intangible assets of an acquired business. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  Amortization expense relating to intangible assets is expected to be $13.7 million in fiscal year 2026, $12.9 million in fiscal year 2027, $11.3 million in fiscal year 2028, $9.9 million in fiscal year 2029 and $8.6 million in fiscal year 2030.

A summary of changes in the Company’s goodwill is as follows (amounts in thousands):

	Goodwill
	Distribution	Service	Total
Net Book Value as of March 29, 2025	$59,999	$116,929	$176,928
Additions	-	41,364	41,364
Measurement Period Adjustments		(287)	(287)
Currency Translation Adjustment	-	274	274
Net Book Value as of December 27, 2025	$59,999	$158,280	$218,279

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	December 27,	March 29,
	2025	2025
Current Liabilities:
Accrued Payroll and Employee Benefits	$4,649	$5,592
Accrued Incentives	5,313	1,670
Current Portion of Lease Liabilities	4,879	3,624
Accrued Acquisition Holdbacks	2,284	2,784
Accrued Sales Tax	559	654
Other Current Liabilities	1,448	1,142
Accrued Compensation and Other Current Liabilities	$19,132	$15,466

Non-Current Liabilities:
Postretirement Benefit Obligation	$994	$1,012
Accrued Acquisition Holdbacks	-	1,647
Other Non-Current Liabilities	79	93
Other Liabilities	$1,073	$2,752

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

In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning in fiscal 2028, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is assessing the impact the ASU will have on its financial statement disclosures.

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

As of December 27, 2025, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which $99.9 million was outstanding.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrued, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 1.00% floor), in each case, plus a margin.  Unused fees accrued based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s weighted average interest rate for the revolving credit facility for the third quarter of fiscal year 2026 was 5.7%.

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

NOTE 3 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant.  At December 27, 2025, 0.5 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete tax benefits related to share-based compensation and stock option activity during the first nine months of fiscal year 2026 and fiscal year 2025 were less than $0.1 million and $1.3 million, respectively.

Restricted Stock Units: The Company grants time-based and performance-based restricted stock units as a component of its Board of Directors, executives, and key employees' compensation. Expense for restricted stock unit grants is recognized on a straight-line basis for the service period of the stock award based upon the fair value of the award on the date of grant. The fair value of a restricted stock unit grant is the quoted market price for a share of the Company’s common stock on the date of grant. These restricted stock units are generally either time vested or vest following the third fiscal year end from the date of grant subject to cumulative Adjusted EBITDA (a non-GAAP measure) targets over the eligible period. There was a special award granted in September 2025 that will vest following the second fiscal year end from the date of grant subject to cumulative Adjusted EBITDA (a non-GAAP measure) targets over the eligible period.

Compensation cost ultimately recognized for performance-based restricted stock units will equal the grant date fair market value of the number of units that coincides with the actual outcome of the performance conditions. On an interim basis, the Company records compensation cost based on the estimated level of achievement of the performance conditions. The estimated achievement level of annual targets for performance-based restricted stock units that vest in fiscal years 2027, 2028 and 2029 is 150%, 100%, and 150%, respectively. The estimated achievement level for the September 2025 special award is 150%.

The following table summarizes the non-vested restricted stock units outstanding as of December 27, 2025 (in thousands, except per unit data):

		Weighted
		Average
	Number	Grant Date
	Of	Fair
	RSUs	Value
Outstanding as of March 29, 2025	74,071	$101.63
Granted	111,929	$82.93
Vested	8,503	$101.15
Forfeited	686	$80.74
Outstanding as of December 27, 2025	176,811	$89.82

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $2.1 million and $0.5 million in the third quarter of fiscal year 2026 and fiscal year 2025, respectively. Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $4.4 million and $1.5 million in the first nine months of fiscal year 2026 and fiscal year 2025, respectively. As of December 27, 2025, unearned compensation, to be recognized over the grants’ respective service periods, totaled $11.1 million based on estimated achievement levels as of December 27, 2025.  If the maximum performance levels were achieved, the unearned compensation could be as much as $11.7 million.

On January 6, 2026, the Compensation Committee (the "Committee") of the Board of Directors of the Company granted a special one-time equity award to certain members of the executive team under the Company’s 2021 Plan (the “Retention Awards”). The Committee granted approximately 56,000 restricted stock units with a grant date fair value of approximately $3.4 million. The Retention Awards will vest on January 6, 2028, subject to continued employment and except as otherwise described in the form of award agreement.

Stock Options: The Company grants stock options to employees and directors with an exercise price equal to the quoted market price of the Company’s stock at the date of the grant. The fair value of stock options is estimated using the Black-Scholes option pricing model that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Expense for stock options is recognized on a straight-line basis over the requisite service period for each award. Options vest over a period of three to five years either in annual tranches or cliff vesting and expire either five years or ten years from the date of grant.

The following weighted-average assumptions were used to value options granted during the first nine months of fiscal year 2026 and fiscal year 2025:

	Nine Months Ended
	December 27,	December 28,
	2025	2024

Risk-Free Interest Rate	3.93%	4.35%
Volatility Factor	46.71%	40.98%
Expected Term (in Years)	4.00	4.00
Annual Dividend Rate	0.00%	0.00%

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

During the first nine months of fiscal year 2026, the Company granted options for 4,100 shares of common stock in the aggregate to Company employees that vest over three years.

During the first nine months of fiscal year 2025, the Company granted options for 10,000 shares of common stock in the aggregate to Company employees that vest over three years.

The expense related to all stock option awards was $0.6 million in the first nine months of fiscal year 2026 and $0.6 million in the first nine months of fiscal year 2025.

The following table summarizes the Company’s options as of and for the first nine months ended December 27, 2025 (in thousands, except price per option data and years):

		Weighted	Weighted
		Average	Average
	Number	Exercise	Remaining	Aggregate
	Of	Price Per	Contractual	Intrinsic
	Options	Option	Term (in years)	Value
Outstanding as of March 29, 2025	174	$72.14
Granted	4	$82.59
Exercised	1	$64.39
Forfeited	-	$-
Outstanding as of December 27, 2025	179	$72.42	5	$1,684
Exercisable as of December 27, 2025	106	$62.70	4	$1,497

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2026 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on December 27, 2025. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of December 27, 2025 was $0.9 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised during the first nine months of fiscal year 2026 was less than $0.1 million. The aggregate intrinsic value of stock options exercised during the first nine months of fiscal year 2025 was $3.2 million. Cash received from the exercise of options in the first nine months of fiscal years 2026 and 2025 was less than $0.1 million and $1.3 million, respectively.

NOTE 4 – SEGMENT INFORMATION

An operating segment is a component of the Company that engages in business activities from which it may recognize revenues and incur expenses whose operating results are regularly reviewed by the public entity’s chief operating decision maker (“CODM”) to make decisions about resources to be allocated to the segment and assess its performance, and for which discrete financial information is available.  Once operating segments were identified, the Company determined which of those operating segments are required to be presented as reportable segments based on the quantitative thresholds.

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

The Company's CODM is its President & Chief Executive Officer.  Both of the Company's reportable segments are regularly reviewed by the CODM through monthly revenue, gross profit, operating income and consolidated financial forecast updates and through regular and monthly meetings with the executive leadership team. The primary financial measure used by the CODM for the Company's reportable segments is Operating Income (Loss) as reported in the Condensed Consolidated Statements of Income. This measure is used by the CODM to make decisions on resource allocation, assess the performance of the business, and monitor budget versus actual results.

The CODM does not review assets or other balance sheet information in evaluating the results of the Company's segments, and therefore, such information is not presented.

Three Months Ended December 27, 2025:
	Distribution	Service	Total
Revenue	$30,197	$53,659	$83,856
Less Significant Segment Expenses
Cost of Revenue	20,414	38,189
Selling, Marketing & Warehouse Expenses	3,884	7,516
General and Administrative Expenses	3,759	10,006
Operating Income (Loss)	$2,140	$(2,052)	$88
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			1,503
Interest Income			(3)
Other (Income) Expense			27
Income (Loss) Before Provision For Income Taxes			$(1,439)

Capital Expenditures	$1,321	$1,357
Depreciation and Amortization	$1,955	$5,175

Three Months Ended December 28, 2024:
	Distribution	Service	Total
Revenue	$25,197	$41,557	$66,754
Less Significant Segment Expenses
Cost of Revenue	17,875	29,200
Selling, Marketing & Warehouse Expenses	3,739	4,380
General and Administrative Expenses	2,895	6,565
Operating Income (Loss)	$688	$1,412	$2,100
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			199
Interest Income			(219)
Other (Income) Expense			(1,009)
Income (Loss) Before Provision For Income Taxes			$3,129

Capital Expenditures	$1,970	$898
Depreciation and Amortization	$1,979	$2,451

Nine Months Ended December 27, 2025:
	Distribution	Service	Total
Revenue	$86,913	$155,639	$242,552
Less Significant Segment Expenses
Cost of Revenue	57,749	106,967
Selling, Marketing & Warehouse Expenses	11,336	20,206
General and Administrative Expenses	10,332	27,031
Operating Income (Loss)	$7,496	$1,435	$8,931
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			3,223
Interest Income			(19)
Other (Income) Expense			572
Income (Loss) Before Provision For Income Taxes			$5,155

Capital Expenditures	$4,674	$7,034
Depreciation and Amortization	$5,721	$13,501

Nine Months Ended December 28, 2024:
	Distribution	Service	Total
Revenue	$71,869	$129,418	$201,287
Less Significant Segment Expenses
Cost of Revenue	50,160	87,587
Selling, Marketing & Warehouse Expenses	10,832	13,269
General and Administrative Expenses	9,150	19,355
Operating Income (Loss)	$1,727	$9,207	$10,934
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			327
Interest Income			(817)
Other (Income) Expense			(646)
Income (Loss) Before Provision For Income Taxes			$12,070

Capital Expenditures	$6,732	$3,776
Depreciation and Amortization	$5,635	$7,307

The following tables present geographic data for the third quarter and first nine months of fiscal year 2026 and fiscal year 2025 (dollars in thousands):

	Third Quarter Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Revenue (1):
United States (2)	$78,769	$61,064	$226,337	$184,296
Canada	3,915	4,424	12,573	12,690
Other International	1,172	1,266	3,642	4,301
Total	$83,856	$66,754	$242,552	$201,287

	Third Quarter Ended
	December 27,	December 28,
	2025	2024
Property and Equipment:
United States (2)	$51,409	$41,699
Canada	4,974	5,618
Other International	1,160	176
Total	$57,543	$47,493
(1)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(2)	United States includes Puerto Rico.

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

The total purchase price for Essco is approximately $85.4 million, consisting of $82.8 million in cash paid at closing and $2.8 million in accrued liabilities related to certain post-closing adjustments and payments less $0.2 million working capital receivable. There was a measurement period adjustment in December 2025 related to working capital that resulted in a $0.2 million decrease in goodwill. As of December 27, 2025, $2.8 million remains unpaid and is reflected in accrued compensation and other current liabilities in the Condensed Consolidated Balance Sheets. The purchase was primarily financed by a draw on the Credit Agreement. See Note 2 - Long-Term Debt for more details.

The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The amounts reported are considered preliminary as the Company is completing the valuations required to allocate the purchase price. The following is a summary of the preliminary purchase price allocation, in the aggregate, to the fair value of Essco's assets and liabilities acquired on August 5, 2025 (in thousands):

Goodwill		$41,161
Intangible Asset – Customer Base & Contracts		34,000
Intangible Asset – Trademarks and Tradenames		2,700
		77,861

Plus:	Cash and Cash Equivalents	272
	Accounts Receivable, Net	2,928
	Property and Equipment, Net	4,679
	Right To Use Assets	4,049
	Prepaid Expenses and Other Current Assets	189
	Other Assets	16
Less:	Current Liabilities	(735)
	Lease Liabilities	(3,865)
Total Purchase Price		$85,394

Since the acquisition, Essco has contributed revenue of $8.8 million and operating loss of $0.3 million, which includes the negative impact of amortization of the acquired intangible assets.

Martin:  Effective December 10, 2024, the Company acquired a 100% membership interest in Martin Calibration, LLC, a Delaware limited liability calibration services company ("Martin"). Martin is ISO 17025 certified.  This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service capabilities.

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

The Martin Customer Base & Contracts intangible was calculated using the MPEEM (Multi-Period Excess Earnings Method) approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.  The fair value was determined to be $32.0 million and was assigned a useful life of 14 years. The Martin Trademarks and Tradenames asset was calculated using the relief from royalty approach, which is a variant of the income approach, and adjusting for the cash flow benefit of tax amortization of purchased intangibles. The fair value was determined to be $3.2 million and was assigned a useful life of 11 years. The weighted average useful life of acquired intangible assets acquired is 14 years.

The total purchase price for Martin was approximately $81.7 million, consisting of $71.9 million in cash and the issuance of common stock valued at $9.9 million, including $2.0 million placed in escrow for certain post-closing adjustments and claims against the sellers, if any. There was a measurement period adjustment related to working capital that resulted in a $0.1 million decrease in goodwill. The $2.0 million escrow was released to the sellers in December 2025.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value of Martin's assets and liabilities acquired on December 10, 2024 (in thousands):

Goodwill		$38,787
Intangible Asset – Customer Base & Contracts		32,000
Intangible Asset – Trademarks and Tradenames		3,200
		73,987

Plus:	Cash and Cash Equivalents	296
	Accounts Receivable, Net	4,652
	Property and Equipment, Net	3,412
	Right To Use Assets	5,811
	Prepaid Expenses and Other Current Assets	475
Less:	Current Liabilities	(1,098)
	Lease Liabilities	(5,813)
Total Purchase Price		$81,722

During the first nine months of fiscal year 2026, Martin has contributed revenue of $22.1 million and operating income of $0.4 million, which includes the negative impact of amortization of the acquired intangible assets.

Becnel:  Effective  April 15, 2024, the Company acquired Becnel Rental Tools, LLC, a Louisiana limited liability company (“Becnel”), pursuant to an Agreement and Plan of Merger (the “Becnel agreement”), by and among the Company, Becnel and the other parties thereto. Becnel is an ISO 9001:2015 certified provider of rental tools and services primarily utilized in the decommissioning and maintenance of oil wells. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service and rental capabilities.

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

The Becnel Customer Base & Contracts intangible was calculated using the MPEEM approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles. The fair value was determined to be $7.2 million and was assigned a useful life of 10 years. The Becnel Trademarks and Tradenames asset was calculated using the relief from royalty approach, which is a variant of the income approach and adjusting for the cash flow benefit of tax amortization of purchased intangibles.   The fair value was determined to be $0.8 million and was assigned a useful life of 11 years. The weighted average useful life of acquired intangible assets acquired is 10 years.

The total purchase price for Becnel was approximately $49.8 million consisting of up to $17.5 million in cash and the issuance of common stock valued at $32.3 million.  Pursuant to the Becnel agreement, the Company held back approximately $2.5 million of the purchase price for certain potential post-closing adjustments.  This includes $0.5 million withheld for ordinary post-closing adjustments and $2.0 million withheld that is subject to revenue target achievement. The $0.5 million holdback was paid to the sellers in April 2025.

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

This cash portion of the contingent consideration is remeasured quarterly. If, as a result of remeasurement, the value of the cash portion of the contingent consideration changes, any charges or income will be included in the Company’s Condensed Consolidated Statements of Income. After reviewing the fiscal year 2026 forecast, the Company revalued the contingent consideration payout during the fourth quarter of fiscal year 2025.  As of December 27, 2025 and March 29, 2025, the estimated fair value of the contingent consideration, classified as Level 3 in the fair value hierarchy, remains zero.

Due to the uncertainty with utilizing these significant unobservable inputs for this Level 3 fair value measurement, materially higher or lower fair value measurements may be recognized at subsequent remeasurement dates.

The following is a summary of the purchase price allocation, in the aggregate, to the fair value, of Becnel's assets and liabilities acquired on April 15, 2024 (in thousands):

Goodwill		$32,811
Intangible Asset – Customer Base & Contracts		7,200
Intangible Asset – Trademarks and Tradenames		840
		40,851

Plus:	Cash and Cash Equivalents	214
	Accounts Receivable, Net	3,041
	Property and Equipment, Net	5,848
	Prepaid Expenses and Other Current Assets	79
Less:	Current Liabilities	(210)
Total Purchase Price		$49,823

During the first nine months of fiscal year 2026, Becnel has contributed revenue of $11.3 million and operating income of $2.0 million, which includes the negative impact of amortization of the acquired intangible assets.

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

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
(in thousands except per share information)	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024

Total Revenue	$82,234	$72,111	$250,626	$217,792
Net Income (Loss)	$(2,723)	$1,894	$1,212	$9,568
Basic Earnings (Loss) Per Share	$(0.29)	$0.21	$0.13	$1.05
Diluted Earnings (Loss) Per Share	$(0.29)	$0.20	$0.13	$1.04

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on the estimated fair value at the date of acquisition and at subsequent remeasurement dates, as applicable.  As of December 27, 2025, no contingent consideration and $4.5 million of other holdback amounts were unpaid and are reflected in current liabilities on the Condensed Consolidated Balance Sheets.  During the first nine months of fiscal year 2026, $2.7 million of holdback obligations and other liabilities were paid related to Martin and Becnel. During the first nine months of fiscal year 2025, $0.5 million was paid to settle the earn-out obligation due to Cal OpEx Limited (d/b/a NEXA Enterprise Asset Management)(“NEXA”) for calendar 2023.  This amount was paid in 4,320 shares of Transcat common stock.

During the first nine months of fiscal years 2026 and 2025, acquisition costs were $0.6 million and $1.2 million, respectively, and were recorded as incurred as general and administrative expenses in the Condensed Consolidated Statements of Income.

NOTE 6 – SUBSEQUENT EVENTS

On January 6, 2026, the Committee granted approximately 56,000 restricted stock units with a grant date fair value of approximately $3.4 million pursuant to the Retention Awards, which will vest on January 6, 2028, subject to continued employment and except as otherwise described in the form of award agreement. The Retention Awards were designed to preserve the continuity of the Company’s leadership team through the transition to a successor chief executive officer and directly incentivize the executives’ continued contributions to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipate,” “believes,” “continue,” “estimates,” “expects,” “focus,” “intend,” “potential,” “outlook,” “seek,” “strategy,” “target,” “could,” “can,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts and changes in interest rates, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated businesses as well as the industrial manufacturing, aerospace, defense, energy and utilities industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and changing trade relations, regional and international conflicts and political conditions, negative publicity and other reputational harm, our ability to successfully complete and integrate business acquisitions, potential unexpected liabilities associated with companies we acquire, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays, disruptions or product shortages, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to protecting our intellectual property, geopolitical events, adverse weather events or other catastrophes, natural disasters or widespread public health crises, the volatility of our stock price, the relatively low trading volume of our common stock, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 29, 2025. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING ESTIMATES

There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 29, 2025.

RESULTS OF OPERATIONS

Executive Summary

During our third quarter of fiscal year 2026, we had consolidated revenue of $83.9 million. This represented an increase of $17.1 million or 25.6% versus the third quarter of fiscal year 2025. This increase was primarily due to acquisitions, service organic revenue growth (a non-GAAP measure) and a $5.0 million increase in distribution revenue.  Acquired revenue, which represents revenue generated from acquisitions for twelve months subsequent to the acquisition date, was $9.8 million.  Service organic revenue increased by 7.3% versus the third quarter of fiscal year 2025.  See "Non-GAAP Financial Measures" below for a description and reconciliation of the non-GAAP measure. See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.

Our third quarter of fiscal year 2026 gross profit was $25.3 million. This was an increase of $5.6 million or 28.3% versus the third quarter of fiscal year 2025. Consolidated gross margin was 30.1%, an increase of 0.6% versus the third quarter of fiscal year 2025. This increase in gross profit percentage was primarily due to higher margins from the Distribution segment when compared to the prior year period.

Total operating expenses were $25.2 million in the third quarter of fiscal year 2026, an increase of $7.6 million or 43.2% when compared to the prior fiscal year third quarter. Included in operating expenses during the third quarter of fiscal year 2026 were incremental operating expenses from the acquisitions of Martin and Essco, including customer base amortization and acquisition-related costs, increased stock-based compensation and higher incentive-based employee costs due to higher sales.  As a percentage of total revenue, operating expenses were 30.0% in the third quarter of fiscal year 2026, up 3.7% from 26.3% in the third quarter of fiscal year 2025. Operating income was $0.1 million, a decrease of $2.0 million, or 95.8% and operating margin decreased from 3.1% in the third quarter of fiscal year 2025 to 0.1% in the third quarter of fiscal year 2026.

Net loss was $1.1 million in the third quarter of fiscal year 2026 versus net income of $2.4 million in the third quarter of fiscal year 2025. The decrease was primarily due to an increase in amortization of acquisition-related intangible assets, stock-based compensation, CEO transition costs and interest expense.

The following table presents, for the third quarter of fiscal year 2026 and fiscal year 2025, the components of our Condensed Consolidated Statements of Income:

	(Unaudited)		(Unaudited)
	Third Quarter Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
As a Percentage of Total Revenue:
Service Revenue	64.0%	62.3%	64.2%	64.3%
Distribution Revenue	36.0%	37.7%	35.8%	35.7%
Total Revenue	100.0%	100.0%	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	28.8%	29.7%	31.3%	32.3%
Distribution Gross Profit	32.4%	29.1%	33.6%	30.2%
Total Gross Profit	30.1%	29.5%	32.1%	31.6%

Selling, Marketing and Warehouse Expenses	13.6%	12.2%	13.0%	12.0%
General and Administrative Expenses	16.4%	14.2%	15.4%	14.2%
Total Operating Expenses	30.0%	26.3%	28.4%	26.1%

Operating Income	0.1%	3.1%	3.7%	5.4%

Interest and Other Expense,/(Income) net	1.8%	(1.5)%	1.6%	(0.6)%

Income (Loss) Before Provision for Income Taxes	(1.7)%	4.7%	2.1%	6.0%
(Benefit from) / Provision for Income Taxes	(0.4)%	1.2%	0.7%	1.0%

Net Income (Loss)	(1.3)%	3.5%	1.4%	5.0%

Third QUARTER ENDED December 27, 2025 COMPARED TO Third QUARTER ENDED December 28, 2024 (dollars in thousands):

Revenue:

	Third Quarter Ended		Change
	December 27,	December 28,
	2025	2024	$	%
Revenue:
Service	$53,659	$41,557	$12,102	29.1%
Distribution	30,197	25,197	5,000	19.8%
Total	$83,856	$66,754	$17,102	25.6%

Total revenue was $83.9 million, an increase of $17.1 million, or 25.6%, in our fiscal year 2026 third quarter compared to the prior fiscal year third quarter.

Service revenue, which accounted for 64.0% and 62.3% of our total revenue in the third quarter of fiscal years 2026 and 2025, respectively, increased $12.1 million or 29.1% from the third quarter of fiscal year 2025 to the third quarter of fiscal year 2026 despite economic volatility. This year-over-year increase included $9.0 million of incremental service revenue from the acquisitions of Martin and Essco. Organic revenue increased 7.3% over the prior year period primarily due to successful integration of historical acquisitions and consistent demand in highly regulated end markets.

Our fiscal years 2026 and 2025 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2026			FY 2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	29.1%	19.9%	12.3%	11.3%	0.1%	6.4%	9.8%

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

The following table presents the trailing twelve-month Service segment revenue for the first, second and third quarters of fiscal year 2026 and each quarter in fiscal year 2025 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2026			FY 2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$207,565	$195,548	$186,794	$181,428	$176,054	$176,006	$173,450
Service Revenue Growth	17.8%	11.0%	7.7%	7.0%	8.3%	12.1%	15.0%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue, and the percentage of Service revenue derived from each source for the first, second and third quarters of fiscal year 2026 and for each quarter during fiscal year 2025:

	FY 2026			FY 2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	84.5%	85.8%	85.6%	85.6%	85.1%	86.6%	86.9%
Outsourced	14.0%	12.9%	13.2%	13.2%	13.7%	12.3%	12.0%
Freight Billed to Customers	1.5%	1.3%	1.2%	1.2%	1.2%	1.1%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution revenue accounted for 36.0% of our total revenue in the third quarter of fiscal year 2026 and 37.7% of our total revenue in the third quarter of fiscal year 2025. During the third quarter of fiscal year 2026, Distribution segment revenue was $30.2 million which was an increase of $5.0 million or 19.8%.  This increase was primarily due to incremental traditional rental revenue and higher revenue from our non-rental products.

The following table presents the quarterly historical trend of Distribution revenue in fiscal years 2026 and 2025 compared to the prior year fiscal quarter:

	FY 2026			FY 2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Revenue Growth	19.8%	24.0%	19.0%	3.9%	6.5%	11.1%	10.5%

The Distribution segment revenue increase for the third quarter of fiscal year 2026 versus the third quarter of fiscal year 2025 was primarily due to a favorable sales mix driven by rental revenue.

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

The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first, second and third quarter of fiscal year 2026 and each quarter of fiscal year 2025:

	FY 2026			FY 2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$6,346	$7,510	$4,182	$3,317	$3,992	$4,102	$4,713
% of Pending Product
Shipments that were Backorders	84.2%	89.7%	85.8%	81.9%	84.0%	84.7%	78.4%

Our total pending product shipments at the end of the third quarter of fiscal year 2026 were $6.3 million, an increase of $2.4 million versus the end of the third quarter of fiscal year 2025 and a decrease of $1.2 million since September 27, 2025. The decrease in pending product shipments and backorders since September 27, 2025 was due in part to a one-time significant order outstanding at the end of the second quarter of fiscal year 2026.

Gross Profit:

	Third Quarter Ended		Change
	December 27,	December 28,
	2025	2024	$	%
Gross Profit:
Service	$15,470	$12,357	$3,113	25.2%
Distribution	9,783	7,322	2,461	33.6%
Total	$25,253	$19,679	$5,574	28.3%

Total gross profit for the third quarter of fiscal year 2026 was $25.3 million, an increase of $5.6 million or 28.3% versus the third quarter of fiscal year 2025. Total gross margin was 30.1% in the third quarter of fiscal year 2026, up from 29.5% in the third quarter of fiscal year 2025, a 0.6% increase.

Service gross profit in the third quarter of fiscal year 2026 increased $3.1 million, or 25.2%, from the third quarter of fiscal year 2025. Service gross margin was 28.8% in the third quarter of fiscal year 2026, a decrease of 0.9% compared to 29.7% in the third quarter of fiscal year 2025. This decrease in Service gross margin was the result of lower margin on traditional calibration services as we onboard new customers and an increase in outsourced services' costs, which was partially offset by strong margins on calibration services provided by recent acquisitions.

The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2026			FY 2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	28.8%	32.2%	33.0%	36.2%	29.7%	33.1%	34.0%

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. In general, our Distribution gross margin can vary based upon the mix of products sold.

The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution revenue:

	FY 2026			FY 2025
	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	32.4%	33.2%	35.2%	28.2%	29.1%	27.9%	33.9%

Distribution segment gross margin was 32.4% in the third quarter of fiscal year 2026 versus 29.1% in the third quarter of fiscal year 2025, an increase of 3.3%. The increase in Distribution gross margin was primarily due to a favorable sales mix driven by rentals.

Operating Expenses:

	Third Quarter Ended		Change
	December 27,	December 28,
	2025	2024	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$11,400	$8,119	$3,281	40.4%
General and Administrative	13,765	9,460	4,305	45.5%
Total	$25,165	$17,579	$7,586	43.2%

Total operating expenses were $25.2 million in the third quarter of fiscal year 2026 versus $17.6 million during the third quarter of fiscal year 2025. The year-over-year increase in selling, marketing and warehouse expenses is primarily due to increased expenses related to recent acquisitions, including acquisition-related amortization expense and payroll costs.  The increase in general and administrative expenses is primarily due to an increase in stock-based compensation, executive transition costs and increased payroll costs for new and acquired employees.

As a percentage of total revenue, operating expenses were 30.0% in the third quarter of fiscal year 2026 and 26.3% in the third quarter of fiscal year 2025, an increase of 3.7%.

Income Taxes:

	Third Quarter Ended		Change
	December 27,	December 28,
	2025	2024	$	%
Provision for (benefit from) Income Taxes	$(338)	$772	$(1,110)	(143.8)%

Our effective tax rate for the third quarter of fiscal years 2026 and 2025 was (23.5)% and 24.7%, respectively. The decrease in effective tax rate is primarily due to a net loss for the period. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the third quarter of fiscal years 2026 and 2025 were an expense of less than $0.1 million and a benefit of $0.1 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

Net (Loss) Income:

	Third Quarter Ended		Change
	December 27,	December 28,
	2025	2024	$	%
Net (Loss) Income	$(1,101)	$2,357	$(3,458)	(146.7)%

Net income for the third quarter of fiscal year 2026 decreased $3.5 million or 146.7% versus the third quarter of fiscal year 2025. As a percentage of revenue, net loss the third quarter of fiscal year 2026 was (1.3%), and net income in the third quarter of fiscal year 2025 was 3.5%. The year-over-year decrease in net income was primarily due to lower operating income and higher interest expense, net. The increase in interest expense is related to the borrowing for the acquisition of Essco as well as an increase in interest rates on the Company's Credit Agreement.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the third quarter of fiscal year 2026 was $10.1 million, an increase of $2.2 million or 27.2% versus the third quarter of fiscal year 2025. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 12.0% for the third quarter of fiscal year 2026 from 11.9% for the third quarter of fiscal year 2025. The increase in Adjusted EBITDA during the third quarter of fiscal year 2026 was primarily driven by depreciation and amortization expense, non-cash stock compensation, interest expense and executive transition costs.

Nine MONTHS ENDED December 27, 2025 COMPARED TO Nine MONTHS ENDED December 28, 2024 (dollars in thousands):

Revenue:

	Nine Months Ended		Change
(dollars in thousands)	December 27,	December 28,
	2025	2024	$	%
Revenue:
Service	$155,639	$129,418	$26,221	20.3%
Distribution	86,913	71,869	15,044	20.9%
Total	$242,552	$201,287	$41,265	20.5%

Total revenue was $242.6 million, an increase of $41.3 million, or 20.5%, in the first nine months of fiscal year 2026 compared to the first nine months of the prior fiscal year.

Service revenue, which accounted for 64.2% and 64.3% of our total revenue in the first nine months of fiscal years 2026 and 2025, respectively, increased $26.2 million or 20.3% from the first nine months of fiscal year 2025 to the first nine months of fiscal year 2026. This year-over-year increase included $25.1 million in service revenue from the acquisitions of Martin and Essco.

Distribution revenue, which accounted for 35.8% and 35.7% of our total revenue in the first nine months of fiscal years 2026 and 2025, respectively, increased $15.0 million or 20.9% from the first nine months of fiscal year 2025 to the first nine months of fiscal year 2026. This year-over-year increase included $3.4 million in revenue from the acquisitions of Martin and Essco and revenue increases across all distribution channels.

Gross Profit:

	Nine Months Ended		Change
(dollars in thousands)	December 27,	December 28,
	2025	2024	$	%
Gross Profit:
Service	$48,672	$41,831	$6,841	16.4%
Distribution	29,164	21,709	7,455	34.3%
Total	$77,836	$63,540	$14,296	22.5%

Total gross profit for the first nine months of fiscal year 2026 was $77.8 million, an increase of $14.3 million or 22.5% versus the first nine months of fiscal year 2025. Total gross margin was 32.1% in the first nine months of fiscal year 2026, slightly up from 31.6% in the first nine months of fiscal year 2025, a 0.5% increase.

Service gross profit in the first nine months of fiscal year 2026 increased $6.8 million, or 16.4%, from the first nine months of fiscal year 2025. Service gross margin was 31.3% in the first nine months of fiscal year 2026, a 1.0% decrease versus 32.3% in the first nine months of fiscal year 2025. This small decrease in Service gross margin was the result of lower margins on traditional calibration services.

Distribution gross profit in the first nine months of fiscal year 2026 increased $7.5 million, or 34.3%, from the first nine months of fiscal year 2025. Distribution gross margin was 33.6% in the first nine months of fiscal year 2026, a 3.4% increase versus 30.2% in the first nine months of fiscal year 2025. Distribution gross margin improvement is primarily due to a favorable sales mix driven by rental revenue.

Operating Expenses:

	Nine Months Ended		Change
(dollars in thousands)	December 27,	December 28,
	2025	2024	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$31,542	$24,101	$7,441	30.9%
General and Administrative	37,363	28,505	8,858	31.1%
Total	$68,905	$52,606	$16,299	31.0%

Total operating expenses were $68.9 million in the first nine months of fiscal year 2026 versus $52.6 million during the first nine months of fiscal year 2025. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions, primarily attributable to acquisition-related amortization expense and payroll-related costs. The increase in general and administrative expenses is primarily due to an increase in stock-based compensation, executive transition costs and an increase in payroll-related costs.

As a percentage of total revenue, operating expenses were 28.4% in the first nine months of fiscal year 2026 and 26.1% in the first nine months of fiscal year 2025, an increase of 2.3%.

Income Taxes:

	Nine Months Ended		Change
(dollars in thousands)	December 27,	December 28,
	2025	2024	$	%
Provision for Income Taxes	$1,726	$2,019	$(293)	(14.5)%

Our effective tax rate for the first nine months of fiscal years 2026 and 2025 was 33.5% and 16.7%, respectively. The increase in effective tax rate is due to the timing of our discrete items in relation to the timing of our pre-tax net income. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete benefits related to share-based compensation activity in the first nine months of fiscal years 2026 and 2025 was an expense of less than $0.1 million and a benefit of $1.3 million, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

Net Income:

	Nine Months Ended		Change
	December 27,	December 28,
	2025	2024	$	%
Net Income	$3,429	$10,051	$(6,622)	(65.9)%

Net income for the first nine months of fiscal year 2026 decreased $6.6 million or 65.9% versus the first nine months of fiscal year 2025.  As a percentage of revenue, net income was 1.4% in the first nine months of fiscal year 2026, down from 5.0% in the first nine months of fiscal year 2025.  The year-over-year decrease in net income was primarily due to higher interest expense, net, and higher depreciation and amortization expenses. The increase in interest expense is related to the borrowing for the acquisition of Essco as well as an increase in interest rates on the Company's Credit Agreement. Increased depreciation and amortization expense is primarily due to the Company's recent acquisitions.

Adjusted EBITDA:

Total Adjusted EBITDA, a non-GAAP measure, for the first nine months of fiscal year 2026 was $34.0 million, an increase of $7.0 million or 25.8% versus the first nine months of fiscal year 2025. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA increased to 14.0% for the first nine months of fiscal year 2026 from 13.4% for the first nine months of fiscal year 2025. The increase in Adjusted EBITDA during the first nine months of fiscal year 2026 was primarily driven by depreciation and amortization expense, non-cash stock compensation, interest expense and income tax expense.

Non-GAAP Financial Measures

Service Organic Revenue Growth

In addition to reporting service revenue growth, a GAAP measure, we present service organic revenue growth (current period service revenue less freight billed to customer less acquired revenue less prior period service revenue/prior period service revenue less freight billed to customer less divested revenue times 100). Acquired revenue is revenue generated from acquisitions for twelve months subsequent to the acquisition date. Divested revenue is revenue in the prior period related to businesses that were divested in the last twelve months. The Company's management believes service organic revenue growth is an important measure of operating performance because the measure provides a basis for comparison of our business operations across periods to assess core operating performance. As such, the Company uses service organic revenue growth as a measure of performance when evaluating its Service segment and as a basis for planning and forecasting.

Service organic growth is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of net income and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Service organic growth, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Service Organic Revenue
	Third Quarter Ended
	December 27,	December 28,	Change
	2025	2024	$	%
Service Revenue	$53,659	$41,557	$12,102	29%
Less: Acquired Revenue	(9,000)	(206)
Less: Freight Billed to Customer	(799)	(484)
Service Organic Revenue *	$43,860	$40,867	$2,993	7%

* Non-GAAP measure

Adjusted EBITDA

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, executive transition costs, non-cash stock compensation expense, gain on sale of assets, acquisition-related transaction expenses, contingent consideration, and certain other expenses), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, stock-based compensation expense, executive transition costs and other items, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Third Quarter Ended		Nine Months Ended
(dollars in thousands)	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Net (Loss) Income	$(1,101)	$2,357	$3,429	$10,051
+ Interest Expense (Income), Net	1,500	(20)	3,204	(490)
+ Tax (Benefit) Provision	(338)	772	1,726	2,019
+ Depreciation & Amortization	7,130	4,430	19,222	12,942
+ Executive Transition Costs	771	-	771	-
+ Transaction Expense	45	778	569	1,244
+ Other (Expense) / Income	-	(855)		(854)
+ Non-cash Stock Compensation	2,061	452	5,030	2,075
Adjusted EBITDA	$10,068	$7,914	$33,951	$26,987

Adjusted Diluted Earnings Per Share

In addition to reporting Diluted Earnings Per Share, a GAAP measure, we present Adjusted Diluted Earnings Per Share (net income plus acquisition-related amortization expense, acquisition-related transaction expenses, executive transition costs, acquisition-related stock-based compensation and acquisition amortization of backlog; divided by the average diluted shares outstanding during the period), which is a non-GAAP measure. Our management believes Adjusted Diluted Earnings Per Share is an important measure of our operating performance because it provides a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

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

	Third Quarter Ended		Nine Months Ended
	December 27,	December 28,	December 27,	December 28,
	2025	2024	2025	2024
Net (Loss) Income	$(1,101)	$2,357	$3,429	$10,051
+ Amortization of Intangible Assets	3,977	1,879	10,282	5,516
+ Acquisition Amortization of Backlog	-	-	-	28
+ Executive Transition Costs	771	-	771	-
+ Acquisition Deal Costs	45	778	569	1,245
+ Acquisition Stock Expense	291	(261)	662	103
+ Income Tax Effect	(1,601)	(599)	(3,652)	(1,723)
Adjusted Net Income*	2,382	4,154	12,061	15,220

Diluted Average Shares Outstanding	9,329	9,326	9,372	9,243

Diluted (Loss) Earnings Per Share – GAAP	$(0.12)	$0.25	$0.37	$1.09

+ Amortization of Intangible Assets	0.43	0.21	1.10	0.60
+ Acquisition Amortization of Backlog	-	-	-	-
+ Executive Transition Costs	0.08	-	0.08	-
+ Acquisition Deal Costs	0.00	0.08	0.06	0.13
+ Acquisition Stock Expense	0.03	(0.03)	0.07	0.01
+ Income Tax Effect	(0.17)	(0.06)	(0.39)	(0.19)

Adjusted Diluted Earnings Per Share*	$0.26	$0.45	$1.29	$1.65

* Non-GAAP measure

Note: Income tax effect is calculated using the expected annual tax rate, which was 31.5% and 25.5% for the fiscal year 2026 and 2025 periods, respectively.

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

As of December 27, 2025, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which, $99.9 million was outstanding.  During the first nine months of fiscal year 2026, we used approximately $83.0 million, drawn from the Credit Facility, for a business acquisition.

Most borrowings under the Credit Facility bear interest, at our election, at a fixed base rate or the daily simple SOFR rate, plus a margin. Any swingline loan will bear interest at the fixed base rate plus a margin. The applicable margin is based on our then-current leverage ratio. Under the Credit Facility, the applicable margin was reduced for most levels of leverage ratio for comparable categories of borrowings under the Replaced Facility. The applicable margin ranges from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for SOFR loans. We will pay a commitment fee based on the daily unused amount under the Credit Facility multiplied by the applicable margin, which ranges from 0.10% to 0.20%.

The Credit Agreement has certain financial covenants with which we must comply. The leverage ratio covenant under the Credit Agreement requires us to maintain our ratio of outstanding indebtedness to consolidated EBITDA to be no greater than 3.00 to 1.00, provided that we may temporarily increase the leverage ratio covenant if we complete a material permitted acquisition under the terms of the Credit Agreement. The Company's leverage ratio, as defined in the Credit Agreement, was 2.00 on December 27, 2025, compared with 0.78 on March 29, 2025. We must also maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. We were in compliance with all loan covenants and requirements of the Credit Agreement and the Replaced Facility, as applicable, during the first nine months of fiscal year 2026.

Cash Flows: The following table is a summary of our Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	Nine Months Ended
	December 27,	December 28,
	2025	2024
Cash Provided by (Used in):
Operating Activities	$28,649	$28,357
Investing Activities	$(94,233)	$(79,964)
Financing Activities	$66,989	$36,308

Operating Activities: Net cash provided by operating activities was $28.6 million during the first nine months of fiscal year 2026 compared to $28.4 million of net cash provided by operating activities during the first nine months of fiscal year 2025. The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable and other receivables increased $3.5 million during the first nine months of fiscal year 2026, inclusive of $2.9 million of accounts receivable acquired during the period. During the first nine months of fiscal year 2025, accounts receivable and other receivables increased $4.1 million, inclusive of $7.7 million accounts receivable acquired during the period. The year-over-year variation reflects the Company's growth and is impacted by changes in the timing of collections. The following table illustrates our “days sales outstanding” as of December 27, 2025 and December 28, 2024 (dollars in thousands):

	December 27,	December 28,
	2025	2024
Net Sales, for the last two fiscal months	$57,392	$46,080
Accounts Receivable, net	$58,747	$51,621
Days Sales Outstanding	61	67

●

Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Any decreases in inventory are primarily due to the timing of shipments relative to strategic inventory purchases during the periods.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors.  Accounts payable increased $0.7 million during the first nine months of fiscal year 2026, inclusive of $0.2 million assumed in an acquisition during the period. Accounts payable increased $4.7 million during the first nine months of fiscal year 2025, inclusive of $0.5 million assumed in an acquisition during the period. The variances are largely due to the timing of inventory purchases, capital expenditures and other payments in the respective periods.

●

Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees.  During the first nine months of fiscal year 2026, accrued compensation and other current liabilities increased by $3.7 million, inclusive of $3.3 million of accrued compensation and other current liabilities related to a current year acquisition. Accrued payroll and incentives increased $2.8 million, the current portion of lease liabilities increased $1.3 million and accrued interest increased $0.3 million. Accrued acquisition holdbacks decreased $0.5 million, and deferred revenue decreased $0.4 million. During the first nine months of fiscal year 2025, accrued compensation and other current liabilities decreased by $6.6 million, inclusive of $1.0 million from assumed liabilities, purchase price holdbacks and contingent consideration from acquisitions. The decrease is largely due to the annual payment of incentive-based compensation, payments of acquisition-related holdbacks, and income tax payments.

Investing Activities: During the first nine months of fiscal years 2026 and 2025, we invested $11.7 million and $10.5 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During the first nine months of fiscal years 2026 and 2025, we used $82.5 million and $86.1 million, respectively, for business acquisitions.

Financing Activities: During the first nine months of fiscal year 2026, net proceeds and repayments from our revolving Credit Facility was $68.6 million, and $0.7 million in cash was generated from the issuance of common stock. In addition, we used $1.8 million for repayments of our term loan.

During the first nine months of fiscal year 2025, $1.8 million in cash was generated from the issuance of common stock.  In addition, we used $1.7 million for scheduled repayments of our term loan and $3.2 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2025, which are shown as a repurchase of shares of our common stock.

Non-GAAP Financial Measure

Operating Free Cash Flow

In addition to reporting net cash from operations, a GAAP measure, we present Operating Free Cash Flow (net cash from operations less capital expenditures), which is a non-GAAP measure. The Company’s management believes Operating Free Cash Flow is an important liquidity measure that reflects the cash generated by the business, after the purchases of technology, capabilities and assets, that can then be used for, among other things, strategic acquisitions, investments in the business and funding ongoing operations.

Operating Free Cash Flow is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of net cash from operations and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Operating Free Cash Flow, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Operating Free Cash Flow
	Nine Months Ended
	December 27,	December 28,
	2025	2024
Net cash provided by operations	$28,649	$28,357
Capital Expenditures	(11,709)	(10,502)
Operating Free Cash Flow*	$16,940	$17,855

* Non-GAAP measure

OUTLOOK

Our team delivered a strong quarter of revenue and adjusted EBITDA (a non-GAAP measure) performance in the fiscal third quarter highlighted by double-digit service revenue and gross profit growth. Service organic revenue growth was 7%, Distribution revenue grew 19.8% in the quarter with a gross margin of 32.4%, driven primarily by the strategic mix increase of higher-margin rentals. While the Company's net income decreased by more than 100% over the prior year period, the team's execution and robust revenue growth enabled us to deliver 27% adjusted EBITDA (a non-GAAP measure) growth.

We believe we are well-positioned to execute our acquisition strategy while returning to more historic levels of service organic growth.

Looking forward, we are optimistic given the momentum building in our service segment driven by strong retention, increased customer activity levels, and realization of business wins. We expect high single-digit Service organic revenue growth for the balance of fiscal 2026, barring any increased economic uncertainty. We believe our strong value proposition along with the recent acquisitions of premier service calibration companies that expand our geographical footprint positions us well to drive sustainable, long-term shareholder value.

We expect our income tax rate to range between 30% and 32% for full fiscal year 2026. This estimate includes federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATES

Our exposure to changes in interest rates results from our borrowing activities.  In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $1.0 million assuming our borrowing levels at December 27, 2025 remained constant under the Credit Facility. As of December 27, 2025, $150.0 million was available for borrowing, under the Credit Facility, of which $99.9 million was outstanding.

Under the Credit Agreement, effective as of July 29, 2025, at our option, we are permitted to borrow from the Credit Facility at a base rate or the variable Daily Simple SOFR (subject to a 1.00% floor), in each case, plus a margin. Our interest rate margin is determined on a quarterly basis based upon our calculated leverage ratio. Our weighted average interest rate for the third quarter of fiscal year 2026 for the Credit Facility was 5.7%. On December 27, 2025, we had no hedging arrangements in place for our Credit Facility to limit our exposure to movements in interest rates.

FOREIGN CURRENCY

Approximately 93% and 92% of our total revenues for the first nine months of fiscal year 2026 and 2025, respectively were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

We utilized short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We did not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million and a gain of $0.2 million in the first nine months of fiscal years 2026 and 2025, respectively, was recognized as a component of Interest and Other (Income) Expense, net in the Condensed Consolidated Statements of Income.

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

Changes in Internal Control over Financial Reporting. The Company's internal controls over financial reporting included those inherited from the Martin acquisition, which have been evaluated by management and supplemented where deemed appropriate. Our management, with the participation of our principal executive officer and principal financial officer, did not identify any other changes that occurred in our internal control over financial reporting during the quarter ended December 27, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

TRANSCAT, INC.

Date: February 3, 2026	/s/ Lee D. Rudow
Lee D. Rudow
President and Chief Executive Officer (Principal Executive Officer)

Date: February 3, 2026	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)