Form 10-K
period 2026-03-28
TRANSCAT INC
filed 2026-05-27
CIK 99302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 28, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on September 27, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $670 million. The market value calculation was determined using the closing sale price of the registrant’s common stock on September 26, 2025, as reported on the Nasdaq Global Market.

The number of shares of common stock of the registrant outstanding as of May 25, 2026 was 9,340,698.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders expected to be held on September 9, 2026 have been incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this report.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “aim,” “anticipates,” “believes,” “can,” “could,” “designed,” “estimates,” “expects,” “focus,” “goal,” “intends,” “may,” “plan,” “outlook,” “opportunity,” “potential,” “seek,” “should,” “strategy,” “strive,” “target,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives.

These factors include, but are not limited to:

●	general economic conditions applicable to our business, including impacts from the ongoing inflationary environment,
●	the highly competitive nature of the industries in which we compete,
●	the significant competition we face in our Distribution segment,
●	the concentration of Service segment customers in the life science and other FDA-regulated businesses, as well as the industrial manufacturing, aerospace, defense, energy and utilities industries,
●	any impairment of our goodwill or intangible assets,
●	tariffs and changing trade relations, regional and international conflicts and political conditions,
●	negative publicity and other reputational harm,
●	our ability to successfully complete and integrate business acquisitions,
●	potential unexpected liabilities associated with companies we acquire,
●	cybersecurity risks, including the risk of significant disruptions in our information technology systems,
●	our ability to recruit, train and retain quality employees, skilled technicians and senior management,
●	our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers,
●	the prices we are able to charge for our services in our Service segment,
●	our ability to adapt our technology,
●	reliance on our enterprise resource planning system,
●	supply chain delays, disruptions or product shortages,
●	the risks related to current and future indebtedness,
●	foreign currency rate fluctuations,
●	risks related to protecting our intellectual property,
●	the impact of adverse weather events or other catastrophes, natural disasters or widespread public health crises, pandemics or other epidemics,
●	fluctuations in our operating results,
●	the volatility of our stock price and the relatively low trading volume of our common stock,
●	our ability to remediate internal control deficiencies and maintain an effective system of internal control over financial reporting and our ability to produce timely and accurate financial statements,
●	changes in tax rates, accounting standards, legal requirements and listing standards, and
●	legal and regulatory risks related to our international operations.

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

PART I

ITEM 1. BUSINESS

BUSINESS OVERVIEW

Transcat, Inc. (“Transcat”, the “Company,” “we” or “us”) is a leading provider of accredited calibration, reliability, maintenance optimization, quality and compliance, validation, Computerized Maintenance Management System (“CMMS”), and pipette services. The Company is focused on providing best-in-class services and products to highly regulated industries, particularly the life sciences industry, which includes pharmaceutical, biotechnology, medical devices and other FDA-regulated businesses, as well as aerospace and defense and energy and utilities. Transcat also operates as a leading value-added distributor that markets, sells and rents new and used national and proprietary brand instruments.

We conduct our business through two operating segments: service (“Service”) and distribution (“Distribution”). See Note 7 to our Consolidated Financial Statements in this report for financial information for these segments. We concentrate on attracting new customers in each segment, retaining existing customers and cross-selling to customers to increase our total revenue. We serve approximately 27,000 customers through our Service and Distribution segments, with approximately  20% to 25% of those customers transacting with us through both of our business segments.

Through the Company’s acquisition strategy, we have been focused on building out our business segments, expanding our core calibration business, as well as entering new geographic markets and entering adjacent and complimentary markets. This has been demonstrated by the acquisitions of Essco Calibration Laboratory, LLC (“Essco”) in our fiscal year ended March 28, 2026 (“fiscal 2026” or “fiscal year 2026”) and Martin Calibration, LLC (“Martin”) and Becnel Rental Tools, LLC (“Becnel”) in our fiscal year ended March 29, 2025 (“fiscal 2025” or “fiscal year 2025”). In April 2026, the Company acquired SCM Metrology and Laboratories S. A. ("SCM"), a privately held calibration services provider based in Costa Rica.

Through our Service segment, we offer calibration, repair, inspection, analytical qualifications, preventative maintenance, consulting and other related services, a majority of which are processed through our proprietary asset management system, CalTrak® and our online customer portal, C3®. Our Service model is flexible, and we cater to our customers’ needs by offering a variety of services and solutions including permanent and periodic onsite services, mobile calibration services, pickup and delivery and in-house services. As of the end of our fiscal year 2026, we operated 33  calibration service centers (“Calibration Service Centers”) strategically located across the United States (including Puerto Rico), Canada and Ireland. In April 2026, the Company acquired an additional calibration service center in Costa Rica. We also serve our customers onsite at their facilities for daily, weekly or longer-term periods. In addition, we have several imbedded customer-site locations that we refer to as “client-based labs,” where we provide calibration services, and in some cases other related services, exclusively for the customer. Additionally, we have a fleet of mobile calibration laboratories that can provide service at customer sites which may not have the space or utility capabilities we require to service their equipment.

All of our Calibration Service Centers have obtained ISO/IEC 17025:2017 scopes of accreditation. Our accreditations are the cornerstone of our quality program, which we believe is among the best in the industry. Our dedication to quality is highly valued by businesses that operate in the industries we serve, particularly those in life sciences and other regulated industries, and our accreditations provide our customers with confidence that they will receive a consistent and uniform service, regardless of which one of our service centers completes the service.

Transcat Solutions provides asset management services to the biopharmaceutical industry by leveraging its six service tracks: (i) calibration, (ii) maintenance and spare, (iii) reliability, (iv) CMMS, (v) quality and compliance, and (vi) validation. By delivering these services, Transcat Solutions is able to provide unique value to our end customers in managing their asset portfolios, avoiding asset downtime and helping to accelerate delivery of their life-changing products to market, with the goal of ultimately driving significant cost savings and improved reliability. This Transcat Solutions suite of services, combined with the existing Transcat service offerings, provides a very comprehensive and robust value proposition to existing and new customers, which allows us to manage the complexity that is tied to doing business in these highly regulated industries.

Through our Distribution segment, we sell and rent national brand instruments to customers globally. Through our website, in-house sales team and printed and digital marketing materials, we offer access to more than 75,000 test, measurement and control instruments, including products from approximately 400  leading brands. Most instruments we sell and rent require calibration service to ensure that they maintain the most precise measurements. By having the capability to calibrate these instruments at the time of sale and at regular post-sale intervals, we can give customers a value-added service that most of our competitors are unable to provide. Calibrating before shipping means the customer can place their instruments into service immediately upon receipt, reducing downtime. Other value-added options we offer through our Distribution segment include equipment kitting, equipment rentals and used equipment sales.

Our commitment to quality goes beyond the services and products we deliver. Our sales, customer service and support teams provide expert advice, application assistance and technical support to our customers. Since calibration is an intangible service, our customers rely on us to uphold high standards and provide integrity in our people and processes.

Our customers include leading manufacturers in the life science/pharmaceutical, energy, defense, aerospace and industrial process control sectors. We believe our customers do business with us because of our integrity and commitment to quality service, our broad range of product and service offerings, our proprietary asset management system, CalTrak®, and our online customer portal, C3®. In our fiscal years 2026 and 2025, no customer or controlled group of customers accounted for 3% or more of our total revenue. The loss of any single customer would not have a material adverse effect on our business, cash flows, balance sheet, or results of operations.

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

During fiscal year 2026, we continued our commitment to capital, people and leadership investments, advancing our “Operational Excellence” initiative. This initiative resulted in increased productivity and operational efficiency, improved turnaround times and further differentiation from our competitors as we leverage technology, automation, and process improvements to enhance our effectiveness and our customers’ experiences. Our Operational Excellence initiative is a multi-year, ever-evolving program designed to create an infrastructure that supports our strategic goals and organic growth over a longer timeframe. We also continued Transcat University’s "build-a-tech" program. This program attracts fresh talent to the organization and provides training and career advancement opportunities for our existing employees.

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

Our Distribution segment strategy is to be the premier distributor and rental source of leading test and measurement equipment while also providing cross-selling opportunities for our Service segment.  Through our vendor relationships we have access to more than 75,000 products, which we market to our existing and prospective customers both with and without value-added service options that are unique to Transcat.  In addition to offering new products, we offer our customers the options of renting selected test and measurement equipment or buying used equipment, furthering our ability to answer all of our customers’ test and measurement equipment needs. We continuously evaluate our offerings and end markets to add new in-demand vendors or products or remove less relevant vendors and products. Our equipment rental business continues to be a strong growth offering for us and helps support our distribution and service segment growth strategies. Having new, used and rental equipment further differentiates us from our Service segment competitors.

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

As part of our growth strategy, we completed one acquisition during our fiscal year 2026 and two acquisitions during our fiscal year 2025:

●	Effective August 5, 2025, the Company acquired Essco, a privately-held calibration services corporation located in the Boston Metro area that is ISO 17025 certified. Esso’s presence in Boston made it a prime acquisition candidate for Transcat. The Company believes that the acquisition of Essco, our largest deal in Transcat history, is a perfect fit into our calibration service portfolio and that it creates a dominant presence for Transcat in the New England market.
●	Effective December 10, 2024, the Company acquired Martin, a privately-held Minnesota-based Midwest regional calibration services company. Martin's presence in Minneapolis, which is rich in life science and aerospace & defense customers and its reputation for quality and customer service satisfaction, made it a coveted target for Transcat.
●	Effective April 15, 2024, the Company acquired Becnel, a privately-held Louisiana limited liability company. Becnel is an ISO 9001:2015 certified provider of rental tools and services primarily utilized in the decommissioning and maintenance of oil wells.

Our acquisition strategy primarily targets service businesses that expand our geographic reach, increase the depth and/or breadth of our service and distribution capabilities and expertise and leverage our infrastructure. The table below illustrates the strategic drivers for the acquisitions described above:

	Geographic Expansion	Increased Capabilities and Expertise	Leveraged Infrastructure
Essco		✓	✓
Martin	✓	✓	✓
Becnel	✓	✓

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

During the fall of 2025, our Board of Directors (the “Board”) formed an independent special committee of the Board to evaluate potential opportunities for value creation during our publicly announced leadership transition. The special committee engaged a financial advisor to assist with this evaluation and to support our growth strategy. There can be no assurance that we will pursue any particular strategic opportunity. While we may use a special committee from time to time to evaluate opportunities, the committee dissolved after concluding its work and we do not expect to provide additional information unless and until we determine further disclosure is appropriate or necessary. We remain focused on executing our previously communicated strategy for profitable growth and the Board has confidence in our leadership team’s ability to advance our long-term priorities.

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

Through our Service segment, we perform recurring periodic calibrations (typically ranging from three-month to twenty-four month intervals) on new and customer-owned instruments. We perform over 1,200,000 calibrations annually and can address a significant majority of the items requested to be calibrated with our in-house capabilities. For customers’ calibration needs in less common and highly specialized disciplines, we subcontract some calibrations to third-party vendors that have unique or proprietary capabilities. While typically representing approximately 13% to 15% of our Service segment revenue, we believe the management of these items is highly valued by our customers and providing this service has enabled us to continue our pursuit of having the broadest calibration offerings in these targeted markets. We regularly review outsourced services to identify opportunities for in-house capability expansion.

Transcat’s most recent investment in capability expansion includes advanced liquid flow calibration services. Flowmeters are essential to accurate measurement and control in a range of applications, from clean water processing to high-purity chemical manufacturing.  This specialized discipline of calibration will enhance our offering to our customers.

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

Service Value Proposition. Our calibration services strategy encompasses multiple ways to manage a customer’s calibration and laboratory instrument service needs:

●	We offer an “Integrated Calibration Service Solution” that provides a complete wrap-around service, which can be delivered in the following ways:
●	In-house services - services are performed at one of our 33 Calibration Service Centers (often accompanied by pick-up and delivery services).
●	Periodic onsite services - Transcat technicians travel to a customer’s location, including aboard vessels docked at shipyards, and provide bench-top or in-line calibration or laboratory services on predetermined service cycles.
●	Client-based-laboratory services - Transcat establishes and manages a calibration service program within a customer’s facility.
●	Mobile calibration services - services are completed on a customer’s property within one of our mobile calibration units.

●	For companies that maintain an internal calibration operation, we can provide:
●	Calibration of their primary calibration assets, also called “standards”.
●	Overflow capability, either onsite or at one of our Calibration Service Centers, during periods of high demand.

●	Transcat Solutions Cost Control and Optimization Services:
●	Calibration – criticality risk assessment; calibration interval analysis; calibration plans/task lists; planning and scheduling.
●	Maintenance and Spares – PM optimization; spares/BOM management; PM plans/task lists; planning and scheduling.
●	Reliability – asset criticality assessments; asset hierarchy development; PM plans/task lists; FMECA/RCA.
●	CMMS – implementation and migration; data optimization; business intelligence; CMMS KPIs/reporting.
●	Quality and Compliance – technical writing; compliance audits; remediation; compliance management.
●	CQV – equipment and facility C&Q; cleaning and sterilization validation; process and software validation; warehouse environmental mapping.

●	Transcat Single Source Solution:
●	Commissioning, Qualification and Validation.
●	Data build for the CMMS.
●	Reliability Planning.
●	Maintenance & Spares delivery.
●	Execution of initial Calibrations.
●	Final activities leading to the successful turn-over of the fully completed equipment and systems to the Client in an operationally-ready state.

In addition to the services listed above, we provide total program management including logistics, remediation and consultation services when needed.

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

Proprietary Asset Management Software. CalTrak® is our proprietary documentation and asset management software which is used, in combination with other asset management software, to integrate and manage both the workflow of our Calibration Service Centers and our customers’ assets. With CalTrak®, we are able to provide our customers with timely and consistent calibration service while optimizing our own efficiencies. CalTrak® has been validated to U.S. federal regulations 21 CFR Part 820.75 and 21 CFR Part 11, as applicable. This validation is important to pharmaceutical and other FDA-regulated industries where federal regulations can be particularly stringent.

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

Through CalTrak®, C3®, and our other technological advancements, each customer calibration is tracked and automatically cross-referenced to the assets used to perform the calibration, providing traceability.

Service Marketing and Sales. Under our integrated sales model, we have both inside and outside sales teams that seek to acquire new customers in our targeted markets by leveraging our unique value proposition, including our broad geographic footprint and comprehensive suite of services. We target regulated customers with multiple manufacturing operations throughout North America and Ireland. We leverage our ability to manage the complete life cycle of instrumentation from purchase of calibrated equipment to long-term service, maintenance and repair requirements. Connecting all the dots by using new and used product sales, rentals, and repair and calibration services is the goal of our marketing and sales initiatives. We also have a team of customer success managers focused on delivering ever-increasing value for our existing customers. We utilize digital media, trade shows and web-based initiatives to market our services to customers and prospective customers with a strategic focus in the highly regulated industries including life science and other FDA-regulated industries, aerospace and defense, energy and utilities, data centers, and chemical manufacturing. We also target industrial manufacturing and other industries that appreciate the value of quality calibrations.

Service Competition. The calibration services industry is highly fragmented and is composed of companies ranging from internationally recognized and accredited OEMs to non-accredited sole proprietors as well as companies that perform their own calibrations in-house, resulting in a tremendous range of service levels and capabilities. The large OEMs may offer specialized services and brand-specific expertise which we do not offer, but they are generally focused on providing specialized services only for their proprietary brands and product lines, rather than servicing an array of brands and product lines as we do. A large percentage of calibration companies are small businesses that generally do not have a range of capabilities as broad as ours and have limited geographic coverage. There are also several companies with whom we compete that have national or regional operations.

We differentiate ourselves from our competitors by demonstrating our commitment to quality, expanding upon the largest 17025 scope of accreditation and calibration capabilities of any commercial calibration laboratory that is tailored to the markets we serve, leveraging a geographical footprint that spans North America, including Puerto Rico, Ireland, and now Latin America, with the recent acquisition of SCM in Costa Rica, providing a comprehensive suite of services that spans many disciplines and hundreds of manufacturers which is not limited to certain product lines or brands. Our unique ability to bundle our products with both Transcat’s Cost Control and Optimization Services and Transcat’s Single Source Solution, provides a high level of differentiation from our competitors. As one of the only North American compliance and calibration service providers who also distributes product, our customers can seamlessly replace instruments that cannot be calibrated or are otherwise deemed to be at end of life. Our comprehensive knowledge of the products we distribute also allows our service staff to consult and advise customers on what products are best suited for their in-house calibration needs. We also believe that our proprietary software is a key differentiator from our competitors. CalTrak® and C3® are utilized by our customers in an integrated manner, providing a competitive barrier as customers realize synergies and efficiencies as a result of this integration.

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

We use a multichannel approach to reach our customers and prospective customers including our master catalog, periodic supplemental catalogs, website, e-newsletters, and other direct sales and marketing programs.  Our digital marketing strategy includes ongoing investment in search engine optimization, application-specific digital content, pay-per-click search engine advertising, and product listings on online marketplaces such as Google Shopping. We continue to invest in back-end technologies designed to provide a seamless customer experience across all our marketing channels.

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

Distribution Suppliers and Purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a provider of high-quality test and measurement instruments. We frequently evaluate our purchase requirements and suppliers’ offerings to obtain products at the best possible cost. We obtain our products from approximately 400 suppliers of brand name and private-labeled equipment. In fiscal year 2026, our top vendor accounted for approximately 25% of our aggregate Distribution sales and our top 10 vendors accounted for approximately 65% of our aggregate Distribution sales.

We plan our product mix and inventory stock to best serve the anticipated needs of our customers, whose individual purchases vary in size. We can usually ship our top selling products to our customers the same day they are ordered.

Distribution Vendor Rebates. We have agreements with certain product vendors that provide for rebates based on meeting a specified cumulative level of purchases and/or incremental distribution sales. These rebates are recorded as a reduction of cost of distribution sales. Purchase rebates are calculated and recorded quarterly based upon our volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the estimated level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $1.4 million in fiscal year 2026, $0.9 million in fiscal year 2025, and $0.6 million in fiscal year 2024, as a reduction of cost of distribution sales.

Distribution Operations. Our Distribution operations primarily take place at our 48,500 square-foot facility in Rochester, New York which includes 17,000 square feet of warehouse space. The Rochester location also fulfills orders for rental equipment, serves as our corporate headquarters, houses our customer service, sales and administrative functions, and is a Calibration Service Center. We also have two smaller warehouse facilities. Our Vista, California and Houston, Texas warehouses fulfill orders for used equipment and rental equipment. In fiscal year 2026, we shipped approximately 36,000 product orders.

Distribution Backlog. Distribution orders include orders for instruments that we routinely stock in our inventory, customized products, and other products ordered less frequently, which we do not stock. Pending product shipments are primarily backorders but also include products that are requested to be calibrated in one of our Calibration Service Centers prior to shipment, orders required by the customer to be shipped complete or at a future date, and other orders awaiting final credit or management review prior to shipment. Our total backlog was $7.3 million and $3.3 million as of March 28, 2026 and March 29, 2025, respectively.

CUSTOMER SERVICE AND SUPPORT

Key elements of our customer service approach are our business development sales team, outbound sales team, account management team, inbound sales and customer service organization. To ensure the quality of service provided, we monitor our customer service through customer surveys, call monitoring and daily statistical reports.

Customers may place orders via:

●	Mail to Transcat, Inc., 35 Vantage Point Drive, Rochester, NY 14624;
●	Telephone at 1-800-828-1470;
●	Email at sales@transcat.com;
●	Online at www.transcat.com; or
●	Fax at 1-800-395-0543.

INFORMATION REGARDING EXPORT SALES

In fiscal year 2026, less than 10% of our total revenue resulted from sales to customers outside the United States. Of those export sales in fiscal year 2026, approximately 9% were denominated in U.S. dollars, 77% were denominated in Canadian dollars and 14% were denominated in Euros. Our revenue is subject to the customary risks of operating in an international environment, including the potential imposition of trade or foreign exchange restrictions, tariff and other tax increases, fluctuations in exchange rates and unstable political situations, any one or more of which could have a material adverse effect on our business, cash flows, balance sheet or results of operations. See “Foreign Currency” in Item 7A. of Part II and Note 7 to our Consolidated Financial Statements in this report for further details.

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

We also utilize CalTrak®, our proprietary document and asset management system, to manage documentation, workflow and customers’ assets within and amongst most of our Calibration Service Centers. In addition to functioning as an internal documentation, workflow, and asset management system, CalTrak®, through C3®, provides customers with web-based calibration cycle management service and access to documentation relating to services completed by Transcat. Certain recent acquisitions utilize either third-party or their own proprietary calibration management systems. We continually evaluate how and when to integrate these acquired systems with a focus on obtaining operational synergies while imposing minimal disruption to customers.

INTELLECTUAL PROPERTY

We have U.S. federally registered trademarks for Transcat®, CalTrak®, C3®, Procision®, Transcat Trust in Every Measure®, Calibrated by Transcat®, and Transcat Biomedical®, which we consider to be of material importance to our business. The registrations for these trademarks are in good standing with the U.S. Patent & Trademark Office. Our Transcat® trademark is also registered in the European Union and Canada for four classes. Our CalTrak® trademark is also registered in Canada for one class with the Canada Intellectual Property Office and in Puerto Rico.  Our trademark registrations must be renewed at various times, and we intend to renew our trademarks, as necessary, for the foreseeable future.

We have International trademark registrations for TRANSCAT TRUST IN EVERY MEASURE, CALIBRATED BY TRANSCAT, and TRANSCAT BIOMEDICAL, with a subsequent designation in the European Union and pending extensions of protection to Canada.

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

FISCAL YEAR

We operate on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. Fiscal years 2026 and 2025 consisted of 52 weeks, and the fiscal year ended March 30, 2024 ("fiscal year 2024"), consisted of 53 weeks. Fiscal year 2027 which ends on March 27, 2027 (“fiscal year 2027”) will consist of 52 weeks.

ENVIRONMENTAL MATTERS

We believe that we are in compliance with federal, state, and local provisions relating to the protection of the environment, and that continued compliance will not have any material effect on our capital expenditures, earnings, or competitive position.

HUMAN CAPITAL MANAGEMENT

As of March 28, 2026, we had 1,413 employees, 1,296 of whom were employed in the United States and 117 employed outside the United States.  None of our employees are covered by collective bargaining agreements or work councils. Overall, we consider our employee relations to be good and believe our culture to be central to the success of the Company.

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

ITEM 1A. RISK FACTORS

The following disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company, our securities, or could cause actual results to differ materially from those expressed or implied in our forward-looking statements. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. You should carefully consider the following risks and all other information included in this report. The risks and uncertainties described below and elsewhere in this report are not the only ones facing our business, and we cannot predict every event and circumstance that may adversely affect our business. If any of the following risks were to actually occur, our business, financial condition or results of operations would likely suffer.

Macroeconomic and Business Risks

Adverse changes in economic and market conditions, including an ongoing inflationary environment amid rising energy costs, or uncertainty about future market conditions, may result in increased costs of operations and negatively impact the credit and securities markets generally, which could have a material adverse effect on our results of operations and the market price of our common stock. Our results of operations and the implementation of our business strategy could be materially and adversely affected by general conditions in the U.S. and global economy, including financial and economic conditions that are outside of our control. We are subject to risks arising from adverse changes in general economic market conditions, including rising energy costs, supply chain delays or interruptions, labor shortages, wage pressures, the ongoing inflationary environment, changes in interest rates, geopolitical events, political instability, global health crises, including epidemics and pandemics, or interruptions and other force majeure events.

Inflation has persisted in the United States and globally due in part to geopolitical events, a rise in energy prices, and strong consumer demand. An inflationary environment can increase our cost of labor as well as our energy and other operating costs which may have a material adverse impact on our financial results. In addition, economic conditions could impact and reduce the number of customers who purchase our products or services if they implement cost saving measures as credit becomes more expensive or unavailable. Although interest rates may remain relatively high for a sustained period, inflation may continue or prices for goods and energy may rise as a result of geopolitical events or the imposition or threatened imposition of tariffs. Further, uncertainty resulting from interest rate policy, trade policy or changes to interest rates in the future could have a negative effect on the securities markets generally which may, in turn, have a material adverse effect on the market price of our common stock. Further, uncertainty about future economic conditions could negatively affect our current and prospective customers causing them to delay purchase of services or test and measurement instruments. Poor economic conditions could materially and adversely impact our business, financial condition, operating results and cash flows.

The industries in which we compete are highly competitive, and we may not be able to compete successfully. Within our Service segment, we provide calibration services and compete in an industry that is highly fragmented and is composed of companies ranging from internationally recognized and accredited corporations to non-accredited sole proprietors, resulting in a tremendous range of service levels and capabilities. Also, within our Service segment, we provide compliance services and compete in an industry that is composed of local and regional service providers, integrated facilities management companies, and large multi-national companies who are also OEMs. Within our Service segment, some of our larger competitors may have broader service capabilities and may have greater name recognition than us. Some manufacturers of the products we sell may also offer calibration and compliance services for their products.

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

In each of the industries in which we compete, some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. In the future, we may be unable to compete successfully and competitive pressures may reduce our sales and margin profile.

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

Our Service segment has a concentration of customers in the life science and other FDA-regulated businesses, as well as the industrial manufacturing, aerospace, defense, energy and utilities industries. A number of our Service segment customers operate life science, pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Federal and state budget pressures and changes in grant allocation policies may result in lower funding for certain of our life science customers, which may cause those customers to delay or halt spending on capital-intensive projects or make our competitors' offerings, like comprehensive facilities solutions, more attractive. We also serve the industrial manufacturing, energy and utilities, chemical manufacturing, aerospace and defense industries. In the oil and gas industry, customer demand for our services is sensitive to fluctuations in commodity prices, access to capital, and the regulatory environment, with less demand expected in a deregulatory environment. The concentration of our customer base affects our overall risk profile, since a significant portion of our customers would be similarly affected by changes in economic, political, regulatory, and other industry conditions. An abrupt or unforeseen change in conditions in these industries could adversely affect customer demand for our services, which could have a material adverse effect on our financial results.

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

Changing trade relations, including the imposition of tariffs, regional and international conflicts, and political conditions could have a material adverse effect on our business and results of operations. Changes in United States and foreign governments’ trade policies, as well as volatility caused by regional and international conflicts, such as the conflicts in Iran and the Middle East and between Russia and Ukraine, Israel and Hamas, and the political climate in the United States, China, and Taiwan, have resulted in, and may continue to result in, economic volatility and coincide with tariffs on imports into and exports from the United States. For example, the United States has recently instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, economic sanctions on individuals, corporations or countries, and other government regulations affecting trade between the United States and other countries. A number of other nations have proposed or instituted similar measures directed at trade with the United States in response. Tariffs on certain products and increasing energy costs can increase our costs of doing business. If we are unable to recover these costs, our profit margins may be negatively impacted. Similarly, if our customers are negatively impacted by increasing energy costs or the imposition or threatened imposition of tariffs, it may result in negative sentiment which may negatively impact demand for our products and services, which could negatively impact our results of operations. If our vendors or suppliers are unable to source products we purchase, our Distribution business may be negatively impacted. Diminished trade relations, conflicts between the United States and other countries increasing energy costs, and any escalation of tariffs could have a material adverse effect on our financial performance and results of operations.

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

Risks Related to Acquisitions

We may not successfully integrate business acquisitions. We have a historical track record of completing acquisitions, including acquisitions within our core business segments and in new and adjacent markets. In fiscal 2026 and 2025, we completed the two largest acquisitions in our history. We have a robust and diverse acquisition pipeline and may complete additional acquisitions in the future. If we fail to accurately assess and successfully integrate any recent or future business acquisitions particularly as they grow in size and complexity, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share. Successfully integrating acquisitions involves many challenges, including:

●	The difficulty of integrating acquired operations and personnel with our existing operations;
●	Implementing or remediating controls, procedures, and policies at the acquired company;
●	Integrating the acquired company’s accounting, enterprise resource management and other administrative systems;
●	In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries;
●	Currency and regulatory risks associated with operations in foreign countries;
●	The difficulty of developing, marketing and forecasting demand for new products and services;
●	Assessing the technology infrastructure and cyber and data security risk profile of the acquired company and integrating its systems into our IT systems, networks and services;
●	Assessing acquisitions in adjacent or new markets and integrating such acquisitions due to our level of experience in such markets;
●	Diverting management’s attention while evaluating, negotiating and integrating acquisitions;
●	Our exposure to unforeseen liabilities of acquired companies; and
●	The potential loss of key employees of an acquired operation.

In addition, an acquisition could adversely impact cash flows and/or operating results, and dilute shareholder interests for many reasons, including:

●	Charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
●	Contingent consideration payments;
●	Agreements to provide indemnification for certain potential liabilities;
●	Interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
●	Any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current shareholders.

If the integration of any or all of our acquisitions or future acquisitions is not successful, it could have a material adverse impact on our financial condition, operating results and stock price.

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

Operational Risks

Cybersecurity incidents could adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our business, results of operations or financial condition. We rely extensively on information technology (“IT”) systems, some of which are provided by third parties, to support our business activities, including for orders and the storage, processing and transmission of our electronic, business-related, information assets used in or necessary to conduct business. The data we store and process may include customer payment information, personal information concerning our employees, confidential financial information and other types of sensitive business-related information. Numerous and evolving cybersecurity threats pose potential risks to the security of our IT systems, networks and services, as well as the confidentiality, availability and integrity of our data. Some of our office personnel work in remote environments which may exacerbate various cybersecurity risks to our business, including an increased risk of phishing and other social engineering attacks, and an increased risk of unauthorized dissemination of sensitive personal, proprietary or other confidential information. Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our IT systems to sophisticated and targeted measures known as advanced persistent threats. The techniques used in these attacks change frequently and may be difficult to detect for periods of time and we may face difficulties in anticipating and implementing adequate preventative measures. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments, management training, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data or proprietary information and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, compromised employee, customer, or third-party information, litigation with third parties, regulatory actions, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our business and results of operations. We maintain insurance intended to cover certain cybersecurity events, but such insurance may not cover all risks and losses that we experience. In addition, the laws and regulations governing security of data on IT systems and otherwise held by companies are evolving and adding layers of complexity in the form of new requirements and increasing costs of attempting to protect IT systems and data and complying with new cybersecurity regulations.

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

Our revenue and ability to achieve our stated corporate objectives depends on our senior management and our ability to retain recruit, train and retain quality employees. Our success is dependent on our senior management and our ability to attract, retain and motivate qualified personnel, especially skilled service technicians. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel. Qualified skilled service technicians, operations management and leadership, and sales representatives are in high demand and are subject to competing offers. The ability to meet our labor, management, and leadership needs while controlling costs associated with hiring and training new employees is subject to external factors such as unemployment levels, current market salary and wage rates, and the availability of skilled technicians in locations where we operate. The loss of services of any member of our senior management team or key employees, and the inability to attract and retain other qualified personnel, especially skilled service technicians, could affect our ability to achieve our stated corporate objectives and could adversely impact our business and results of operations.

The profitability of our Service segment depends in part on the prices we are able to charge for our services. The prices we charge for our services, including the Transcat Solutions business, are affected by a number of factors, including:

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

We rely on management information systems for inventory management, distribution, workflow, accounting and other functions. If our management information systems fail to adequately perform these functions, experience an interruption in their operation or a security breach, our business and results of operations could be adversely affected. The efficient operation of our business depends on our management information systems. We rely on CalTrak®, IndySoft, Application Plus (our enterprise resource planning system ("ERP")) and other management information systems to effectively manage accounting and financial functions, customer service, warehouse management, order entry, order fulfillment, inventory replenishment, documentation, asset management, and workflow. Our management information systems are vulnerable to damage or interruption from computer viruses or hackers, natural or man-made disasters, vandalism, terrorist attacks, power loss, or other computer systems, internet, telecommunications or data network failures among other potential threats. Any such interruptions to our management information systems could disrupt our business and could result in decreased revenues, increased overhead costs, increased labor costs to mitigate system interruption downtime, excess inventory or product shortages, causing our business and results of operations to suffer. In addition, our management information systems are vulnerable to security breaches. Our security measures or those of our third-party service providers may fail to detect or prevent such security breaches. Security breaches could result in the unauthorized publication of our confidential business or proprietary information, the unauthorized release of customer, vendor, or employee data and payment information, the violation of privacy or other laws, and the exposure to litigation, any of which could harm our business and results of operations.

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

Our future success may be affected by our current and future indebtedness. Under our credit agreement, as of March 28, 2026, we owed $99.9 million to our secured creditors, commercial banks, under a $150.0 million credit facility. We may borrow additional funds in the future to support our growth and working capital needs. We are required to meet financial tests on a quarterly basis and comply with other covenants customary in secured financings. Although we believe that we will continue to comply with such covenants, if we do not remain in compliance with such covenants, our lender may demand immediate repayment of amounts outstanding. Furthermore, we are dependent on credit from manufacturers of our products to fund our inventory purchases. If our debt burden increases to high levels, such manufacturers may restrict our credit. Our cash requirements will depend on numerous factors, including the rate of growth of our revenues, the timing and levels of products purchased, payment terms, and credit limits from manufacturers, the timing and level of our accounts receivable collections and our ability to manage our business profitably. Our ability to satisfy our existing obligations, whether or not under our secured credit facility, will depend upon our future operating performance, which may be impacted by prevailing economic conditions and financial, business, and other factors described in this report, many of which are beyond our control.

We face risks associated with foreign currency rate fluctuations. We currently transact a portion of our business in foreign currencies, namely the Canadian dollar and the Euro. During fiscal years 2026 and 2025, less than 10% of our total revenues were denominated in Canadian dollars and Euros. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates that could have a negative impact on our reported operating results. Fluctuations in the value of the U.S. dollar relative to the Canadian dollar and the Euro impact our revenues, cost of revenues and operating margins and result in foreign currency transaction gains and losses. During fiscal year 2026, the value of the U.S. dollar relative to one Canadian dollar and to one Euro ranged from 1.35 to 1.44 and from 0.83 to 0.93, respectively. As a result of the SCM acquisition, a Costa Rican entity, we will also be exposed to currency exchange rate risk related to Colones starting in fiscal year 2027.

Our inability to adequately enforce and protect our intellectual property or defend against assertions of infringement could prevent or restrict our ability to compete. We rely on intellectual property in order to maintain a competitive advantage. Our inability to defend against the unauthorized use of these assets could have an adverse effect on our ability to compete in the calibration market and results of operations and financial condition. Litigation may be necessary to protect our intellectual property rights or defend against claims of infringement. This litigation could result in significant costs and divert our management’s focus away from operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

   Hurricanes, other adverse weather events, national or regional catastrophes or natural disasters could negatively affect the local economies we serve or disrupt our operations, which could have an adverse effect on our business or results of operations. Our market areas include the Gulf Coast and Mid-Atlantic regions of the United States, and Puerto Rico, which are susceptible to hurricanes, and the Western United States, which is susceptible to wildfires. Such weather events and natural disasters can disrupt our operations, result in damage to our properties and negatively affect the local economies in which we operate. Future hurricanes, extreme weather events and natural disasters could result in damage to certain of our facilities and the equipment located at such facilities, or equipment on rent with customers in those areas. Even if our properties suffer no direct damage from such events, the operations of our customers could be disrupted, and our supply chain could be impacted. In addition, climate change could lead to an increase in intensity or occurrence of hurricanes or other adverse weather events, including severe winter storms. Future occurrences of these events, as well as regional or national catastrophes or natural disasters, and their effects may adversely impact our business or results of operations.

We may be involved in legal proceedings from time to time arising from the operation of our business and, as such, we could incur substantial judgments, fines, legal fees, or other costs. From time to time, we may be the subject of complaints or litigation from customers, employees, vendors, or other third parties for various actions. We also may be involved in litigation involving claims related to breach of contract, tortious conduct, employment and labor law matters, and others. The damages sought against us in these matters could be substantial and an adverse outcome in litigation could have a material adverse effect on how we operate our business. Although we maintain liability insurance for certain legal claims, if one or more of the claims were to greatly exceed our insurance coverage limits or if our insurance policies do not cover a claim, our expenses could increase significantly and management’s focus could be diverted away from our operations, which could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Risks Related to our Stock

We expect that our quarterly results of operations will fluctuate, which could cause our stock price to decline. A large portion of our expenses for our Service segment, including expenses for facilities, equipment and personnel are relatively fixed. Accordingly, if revenues decline or do not grow as we anticipate, we may not be able to correspondingly reduce our expenses in any particular quarter. Our quarterly revenues and operating results have fluctuated in the past and are likely to do so in the future. Historically, our fiscal third and fourth quarters have been stronger than our fiscal first and second quarters due to industrial operating cycles. Fluctuations in industrial demand for products we sell and services we provide could cause our revenues and operating results to fluctuate. Project-based service revenue is similarly subject to fluctuation due to longer sales cycles and factors beyond our control, such as customer financial constraints, the regulatory environment, and changes in economic, political, and industry conditions, which can create challenges in forecasting our revenue. If our operating results in some quarters fail to meet the expectations of stock market analysts and investors, our stock price may decline.

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

The relatively low trading volume of our common stock may limit your ability to sell your shares. Although our shares of common stock are listed on the Nasdaq Global Market, we have historically experienced a relatively low trading volume, averaging approximately 121,000 shares a day in fiscal 2026. If our low trading volume continues in the future, holders of our shares may have difficulty selling shares of our common stock in the manner or at a price that they desire.

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

Regulatory Risks

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to remediate the material weaknesses or maintain an effective system of internal control over financial reporting, our ability to produce timely and accurate financial statements and comply with applicable laws and regulations could be adversely impacted.

As of the end of fiscal 2026, we concluded that our internal control over financial reporting was not effective due to material weaknesses related to our control environment and our control activities. As a result, there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.

The material weaknesses increase the risk that errors, fraud, or misstatements could occur and remain undetected, which could require us to restate our financial statements, result in SEC enforcement actions, litigation, or loss of investor confidence, and impair our ability to timely and accurately report financial results. Any restatement or delay in reporting could adversely affect our reputation, business relationships, access to capital, regulatory compliance, Nasdaq listing, and stock price.

We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the identified material weaknesses or prevent additional material weaknesses or significant deficiencies from occurring in the future. Changes in our business, acquisitions, growth, personnel turnover, system implementations, increased transaction complexity, or expansion into new markets could further strain our control environment and increase the risk of control failures. If we are unable to maintain effective internal control over financial reporting on an ongoing basis, we may not be able to reliably produce accurate financial statements, comply with applicable reporting requirements, or sustain market confidence, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Changes in accounting standards, legal requirements and the Nasdaq Global Market listing standards, or our ability to comply with any existing requirements or standards, could adversely affect our operating results. Compliance with the rules, regulations and standards relating to public company financial reporting, corporate governance and ethics, the Nasdaq Global Market listing standards and oversight of the accounting profession has increased our accounting and legal costs and requires significant management time and attention. In the event that additional rules, regulations or standards are implemented or any of the existing rules, regulations or standards to which we are subject undergoes additional material modification, we could be forced to spend significant financial and management resources to ensure our continued compliance, which could have an adverse effect on our results of operations. For example, the additional reporting requirements relating to tracking greenhouse gas emissions and other climate-related disclosure from various U.S. states and foreign jurisdictions could significantly increase our accounting, consulting and legal expenses. Should we be or become unable to comply with any of such rules, regulations and standards, as they presently exist or as they may exist in the future, our results of operations could be adversely affected and the market price of our common stock could decline.

Our international operations expose us to legal and regulatory risks, which could have a material effect on our business. Our international operations are governed by various United States laws and regulations, including the Foreign Corrupt Practices Act (“FCPA”), and other foreign anti-bribery laws. The FCPA and similar anti-corruption laws generally prohibit companies and their intermediaries from making improper payments to foreign government officials for the purpose of obtaining or retaining business. Because of our international operations, we are subject to the anti-bribery laws of non-US jurisdictions where we operate. Any alleged or actual violations of these or other relevant regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities and could negatively affect our business, reputation, operating results and financial condition.

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

Board Oversight and Management’s Role. The Board of Directors, both directly and through the delegation of responsibilities to the Audit Committee oversees the proper functioning of our cybersecurity risk management program to coordinate strategic alignment and governance of our cybersecurity efforts at the highest level. In particular, the Audit Committee assists the Board of Directors in its oversight of management’s responsibility to assess, manage and mitigate risks associated with our business and operational activities, to administer our various compliance programs, in each case including cybersecurity concerns, and to oversee our information technology systems, processes and data.

Management has implemented robust risk management structures, policies, and procedures, with day-to-day cybersecurity risk management being a core responsibility. Our Chief Information Officer ("CIO") spearheads the assessment and management of cybersecurity risks, ensuring that our strategies and actions are both proactive and responsive to the evolving cybersecurity landscape. Supporting this effort, we have a cross-departmental approach to cyber security management. This ensures that our executive leadership team receives comprehensive quarterly updates on cybersecurity from various teams within the organization. Such updates are instrumental in promoting stakeholder engagement across all levels and enhancing management's oversight of cybersecurity. The content of these updates includes progress on ongoing cybersecurity initiatives, insights from recent threat assessments or incidents, findings and action plans derived from external vulnerability and penetration tests, and key performance metrics aligned with industry standards. Our CIO reports risks to the Audit Committee on a quarterly basis.

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

ITEM 2. PROPERTIES

The following table presents the leased and owned properties that are material to our business as of March 28, 2026:

		Approximate
Property	Location	Square Footage
Corporate Headquarters, Calibration Service Center and Distribution Center	Rochester, NY	48,500
Calibration Service Center, Office and Warehouse	Chelmsford, MA	33,600
Calibration Service Center and Headquarters for Canadian Operations	Lachine, QC	27,500
Calibration Service Center, Rental and Used Equipment Distribution Center	Houston, TX	22,300
Calibration Service Center and Warehouse	Burnsville, MN	20,000
Calibration Service Center	Aurora, CO	19,400
Calibration Service Center	Fullerton, CA	18,200
Calibration Service Center	Burlington, ON	16,900
Calibration Service Center	Cherry Hill, NJ	14,800
Calibration Service Center and Warehouse	Paxinos, PA	14,500
Rental Distribution Center	Harvey, LA	14,000
Calibration Service Center	Mentor, OH	13,800
Calibration Service Center and Warehouse	Norfolk, VA	13,100
Calibration Service Center	Milford, MA	12,100
Calibration Service Center	West Carrollton, OH	12,000
Calibration Service Center	San Diego, CA	11,000
Rental Distribution Center	Vista, CA	9,900
Rental Distribution Center	Gray, LA	9,400
Rental Distribution Center	Broussard, LA	9,000
Rental Distribution Center	Broussard, LA	9,000
Calibration Service Center	Andover, MA	8,900
Calibration Service Center and Warehouse	Tempe, AZ	8,300
Calibration Service Center and Warehouse	Sturtevant, WI	8,000
Calibration Service Center	Portland, OR	8,000
Calibration Service Center	Indianapolis, IN	7,600
Calibration Service Center	Somerset, PA	7,200
Calibration Service Center	Cincinnati, OH	5,900
Calibration Service Center	Chesterfield, MO	5,500
Calibration Service Center	Charlotte, NC	4,900
Calibration Service Center	Mundelein, IL	4,500
Calibration Service Center	Ottawa, ON	4,000
Calibration Service Center	Addison, IL	3,600
Calibration Service Center	Palm Beach Gardens, FL	3,400
Corporate Office and Calibration Service Center	Cork, Ireland	3,100
Fleet Garage	Burnsville, MN	3,000
Mobile Service Unit and Offices	Pittsburgh, PA	2,200
Calibration Service Center	Los Alamitos, CA	1,900
Calibration Service Center	South Decatur, AL	1,700
Calibration Service Center	San Juan , PR	1,600
Mobile Service Unit and Offices	Columbia City, IN	1,400
Calibration Service Center and Warehouse	Eau Claire, WI	1,200

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “TRNS”. As of May 22, 2026, we had approximately 150 shareholders of record.

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

Our Service segment has shown consistent revenue growth over the past several years, ending fiscal year 2026 with its 68th consecutive quarter of year-over-year growth. This segment has benefited from both organic growth as well as acquisitions over those 68 quarters. The business acquisitions that we made have been focused on expanding our service capabilities, increasing our geographic reach and leveraging our Calibration Service Centers and other infrastructure to create operational synergies.

Our Service segment revenue growth was 19.7% for fiscal year 2026 from fiscal year 2025.  This increase was primarily due to the acquisitions of Essco and Martin. Acquired revenue, which represents revenue generated from acquisitions for twelve months subsequent to the acquisition date, was $30.9 million. The Service segment gross margin decreased by 90 basis points. Service segment gross margin decreases were primarily due to costs associated with new customer wins and lower than expected levels of organic growth in the first half of the fiscal year, which rebounded in the second half of the year.

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

In fiscal year 2026, Distribution segment sales increased by 18.2%. This increase in sales primarily due to rentals of $7.5 million, product sales of $10.2 million, including contributions from the Martin and Essco acquisitions of $4.4 million.

The Distribution segment gross margin in fiscal year 2026 increased by 320 basis points. The increase in segment gross margin was primarily due to increased margins from rental revenue and a favorable mix of higher margin products sold.

Our focus remains on adding new in-demand vendors and product lines, expanding the number of SKUs that we offer with and without pre-shipment calibration and offering equipment rental and used equipment options. Management believes this diversification strategy will mitigate the impact that any particular industry or sector will have on the overall performance of this segment as well as help to further differentiate us from our competitors going forward.

Financial Overview. A discussion regarding our financial condition and results of operations for the fiscal year ended March 29, 2025 and year-to-year comparisons between fiscal year 2025 and fiscal year ended March 30, 2024 ("fiscal year 2024"), which are not included in this Form 10-K, can be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 29, 2025 and are incorporated by reference herein.

Total revenue for fiscal year 2026 was $331.9 million. This represented an increase of $53.5 million or 19.2% versus total revenue of $278.4 million for fiscal year 2025.  This increase was primarily due to recently completed acquisitions, increased rental sales, subcontracted third-party vendor sales and product/equipment sales.

Service revenue was $217.2 million in fiscal year 2026, an increase of $35.8 million or 19.7%. Service revenue accounted for 65.4% of our total revenue during fiscal year 2026. Of our Service revenue in fiscal year 2026, 85.0% was generated by our Calibration Service Centers and cost control and optimization services while 13.6% was generated through subcontracted third-party vendors, compared with 86.1% and 12.8%, respectively, in fiscal year 2025. The remainder of our Service revenue in each period was derived from freight charges.

Distribution sales were $114.7 million in fiscal year 2026, an increase of $17.7 million or 18.2%.  Distribution sales accounted for 34.6% of our total revenue in fiscal year 2026.

Sales to domestic customers comprised 94.4% of total Distribution sales in fiscal year 2026, while 4.6% were to Canadian customers and 1.0% were to customers in other international markets.

Operating expenses were $95.0 million, or 28.6% of total revenue, in fiscal year 2026 compared with $71.6 million, or 25.7% of total revenue, in fiscal year 2025. Operating income was $13.3 million, or 4.0% of total revenue, in fiscal year 2026 compared with $17.9 million, or 6.4% of total revenue, in fiscal year 2025. The year-over-year increase in selling, marketing and warehouse expenses was primarily due to amortization expense of $5.3 million related to recent acquisitions, $3.1 million due to employee compensation, including incentive-based employee costs due to higher sales. The year-over-year increase in general and administrative expenses was due to incremental expenses from acquired businesses (including stock expense of $3.8 million), increased payroll costs of $5.9 million, executive transition costs of $1.7 million and continued investments in technology of $1.1 million.

CRITICAL ACCOUNTING ESTIMATES

An appreciation of our critical accounting policies and estimates is necessary to understand our financial results. These policies may require management to make difficult and subjective judgments regarding uncertainties, including the business and economic uncertainty resulting from volatile geopolitical conditions and the high interest rate and inflationary cost environment, and as a result, such estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. We applied our critical accounting estimation methods consistently in all material respects and for all periods presented.

Our critical accounting estimates are:

●	revenue recognition;
●	goodwill and other intangible assets;
●	business combinations; and
●	income taxes.

The following items in our Consolidated Financial Statements require significant estimation or judgment:

Revenue Recognition. Revenues are recorded based on the amount of consideration we expect to be entitled to as a result of satisfying our performance obligations. Revenue on our point in time contracts is recognized when the customer obtains control of the product. Revenue on our over time contracts is recognized using the output method as this portrays the transfer of control to the customer. The transaction price for our contracts represents our best estimate of the consideration we will receive and includes assumptions regarding variable consideration, as applicable. We estimate and reserve for our expected credit loss exposure based on our experience with past due accounts and collectibility, write-off history, the aging of accounts receivable, our analysis of customer data, and forward-looking information, leveraging estimates of creditworthiness and projections of default and recovery rates for certain of our customers.

We assess the goods and services promised in our contracts to identify separate performance obligations. This evaluation requires judgment, particularly in determining whether goods or services are distinct and should be accounted for separately or combined. Changes in these judgments could affect the timing of revenue recognition. The transaction price may include fixed and variable consideration, such as discounts, rebates, refunds, or credits. We estimate variable consideration using either the expected value or most likely amount method, subject to the constraint that it is probable that a significant reversal of revenue will not occur. Estimating variable consideration requires significant judgment, including historical experience, current and expected market conditions and customer-specific factors.

See Note 1 to our consolidated financial statements for further information on our revenue recognition and related policies.

Goodwill and Intangible Assets. Goodwill represents the excess of the purchase price over the values assigned to the underlying net assets of an acquired business and is not amortized. As of March 28, 2026, we had $218.2 million of recorded goodwill allocated to the Company's two reporting units - Service and Distribution. We test goodwill for impairment, typically by assessing qualitative factors, for each reporting unit on an annual basis during the fourth quarter of each fiscal year or more frequently if conditions indicate that such impairment could exist. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator.

In addition to a qualitative analysis, accounting guidance allows for a company to elect to perform a quantitative analysis in lieu of the qualitative analysis. The Company elected to perform a quantitative analysis in fiscal year 2026, which considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. We estimated the fair value of our two reporting units, Service and Distribution, using the fair market value measurement requirement. Estimated fair value is determined using discounted cash flows and requires an analysis of several estimates including future cash flows or income consistent with management’s strategic business plans, annual sales growth rates, perpetuity growth assumptions and the selection of assumptions underlying a discount rate (weighted-average cost of capital) based on market data available at the time. Significant management judgment is necessary to estimate the impact of competitive operating, macroeconomic and other factors (including those related to volatile geopolitical conditions and a high interest rate and inflationary cost environment) to estimate future levels of sales, operating profit or cash flows. All assumptions used in our impairment evaluations for goodwill, such as forecasted growth rates (including perpetuity growth assumptions) and weighted-average cost of capital, are based on the best available market information and are consistent with our internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results. Additionally, goodwill resulting from recent acquisitions is more susceptible to impairment because it is recorded at fair value at the time of acquisition. These assumptions could be adversely impacted by certain of the risks described in “Item 1A. Risk Factors”. The quantitative analysis showed that the estimated fair values of each of the reporting units exceed the carrying values.

Based on the results of our qualitative impairment testing performed during the fourth quarter of fiscal year 2025, we determined that it was more likely than not that the fair values exceeded the carrying values for each reporting unit and there were no impairments as of March 29, 2025.

Intangible assets, namely customer base and covenants not to compete, represent an allocation of purchase price to identifiable intangible assets of an acquired business. These intangible assets are amortized over their estimated useful lives and are reviewed for impairment if and when indicators are present. Intangible assets, net of accumulated amortization, were $77.7 million as of March 28, 2026.

Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  In the event a trigger is identified, the carrying value of the asset group is compared to the undiscounted cash flows from that asset group. There were no intangible asset impairment indicators identified during the years ended March 28, 2026 or March 29, 2025.

Business Combinations. We apply the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. Historically, we have relied, in part, upon the use of reports from third-party valuation specialists to assist in the estimation of fair values using assumptions about future revenues and expenses, as well as discount factors and income tax rates. Purchase price allocations are subject to revision within the measurement period, not to exceed one year from the date of acquisition.  The fair value of contingent consideration is determined at each reporting period with changes reflected in the statement of operations.

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

RESULTS OF OPERATIONS

The following table sets forth, for fiscal years 2026 and 2025, the components of our Consolidated Statements of Income.

	FY 2026	FY 2025
As a Percentage of Total Revenue:
Service Revenue	65.4%	65.2%
Distribution Sales	34.6%	34.8%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	32.5%	33.4%
Distribution Gross Profit	32.9%	29.7%
Total Gross Profit	32.6%	32.1%

Selling, Marketing and Warehouse Expenses	12.9%	12.0%
General and Administrative Expenses	15.8%	13.7%
Total Operating Expenses	28.6%	25.7%

Operating Income	4.0%	6.4%

Interest and Other Expenses, net	1.6%	(0.2)%

Income Before Provision for Income Taxes	2.4%	6.6%
Provision for Income Taxes	0.8%	1.4%
Net Income	1.6%	5.2%

FISCAL YEAR ENDED March 28, 2026 COMPARED TO FISCAL YEAR ENDED March 29, 2025 (dollars in thousands):

Revenue:

	Fiscal Year Ended
	March 28,	March 29,	Change
	2026	2025	$	%
Revenue:
Service	$217,209	$181,428	$35,781	19.7%
Distribution	114,668	96,993	17,675	18.2%
Total	$331,877	$278,421	$53,456	19.2%

Total revenue was $331.9 million in fiscal year 2026 compared to $278.4 million in fiscal year 2025, an increase of $53.5 million or 19.2%.

Service revenue, which accounted for 65.4% and 65.2% of our total revenue in fiscal years 2026 and 2025, respectively, increased $35.8 million, or 19.7% from fiscal year 2025 to fiscal year 2026. This year-over-year increase included $30.9 million of incremental revenue from the acquisitions of Essco and Martin.  It also included service organic revenue growth of 3.0%, which was driven by continued market share gains. Service organic revenue is a non-GAAP measure. See "Non-GAAP Financial Measures” below.

Our fiscal years 2026 and 2025 service revenue growth in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2026				FY 2025
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	18.4%	29.1%	19.9%	12.3%	11.3%	0.1%	6.4%	9.8%

The growth in fiscal year 2026 and fiscal year 2025 reflected both organic growth and acquisitions. The growth in Service segment revenue in fiscal year 2026 includes revenue from Essco and Martin. The growth in Service segment revenue in fiscal year 2025 includes revenue from Becnel and Martin.  The higher growth percentages in fiscal year 2026 are due to higher acquisition and organic revenue growth compared to fiscal year 2025.

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

The following table presents the trailing twelve-month Service segment revenue for each quarter in fiscal years 2026 and 2025 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2026				FY 2025
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$217,209	$207,565	$195,548	$186,794	$181,428	$176,054	$176,006	$173,450
Service Revenue Growth	19.7%	17.8%	11.0%	7.7%	7.0%	8.3%	12.1%	15.0%

Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue and the percentage of Service revenue derived from each source for each quarter during fiscal years 2026 and 2025:

	FY 2026				FY 2025
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
In-House	84.4%	84.5%	85.8%	85.6%	85.6%	85.1%	86.6%	86.9%
Outsourced	14.2%	14.0%	12.9%	13.2%	13.2%	13.7%	12.3%	12.0%
Freight Billed to Customers	1.4%	1.5%	1.3%	1.2%	1.2%	1.2%	1.1%	1.1%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Our Distribution sales accounted for 34.6% and 34.8% of our total revenue in fiscal years 2026 and 2025, respectively. Distribution sales increased $17.7 million, or 18.2% in fiscal year 2026 compared to fiscal year 2025. This year-over-year increase is primarily due to $7.5 million of incremental revenue from rentals and $10.2 million of higher distribution sales orders, including $4.4 million from the acquisitions of Essco and Martin. Our fiscal years 2026 and 2025 Distribution sales growth in relation to prior fiscal year quarter comparisons were as follows:

	FY 2026				FY 2025
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Sales Growth	10.5%	19.8%	24.0%	19.0%	3.9%	6.5%	11.1%	10.5%

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

Our total pending product shipments increased $3.9 million, or 118.6%, at the end of fiscal year 2026 compared to the end of fiscal year 2025. Backorders at the end of fiscal year 2026 were $6.3 million, compared to $2.7 million at the end of fiscal year 2025. The increase in pending product shipments and backorders was due to longer lead times.

The following table presents the percentage of total pending product shipments that were backorders at the end of each quarter in fiscal years 2026 and 2025 and our historical trend of total pending product shipments:

	FY 2026				FY 2025
	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$7,251	$6,346	$7,510	$4,182	$3,317	$3,992	$4,102	$4,713

% of Pending Product Shipments that were Backorders	86.4%	84.2%	89.7%	85.8%	81.9%	84.0%	84.7%	78.4%

Gross Profit:

	Fiscal Year Ended
	March 28,	March 29,	Change
	2026	2025	$	%
Gross Profit:
Service	$70,532	$60,659	$9,873	16.3%
Distribution	37,772	28,794	8,978	31.2%
Total	$108,304	$89,453	$18,851	21.1%

Total gross profit in fiscal year 2026 was $108.3 million compared to $89.5 million in fiscal year 2025, an increase of $18.9 million or 21.1%. As a percentage of total revenue, total gross margin was 32.6% in fiscal year 2026 compared to 32.1% in fiscal year 2025, a 50 basis point increase.

Service gross profit was $70.5 million, an increase of $9.9 million, or 16.3%, from fiscal year 2025 to fiscal year 2026. Our annual and quarterly Service segment gross margins are a function of several factors. The mix of services provided to customers may also affect gross margins in any given period, in addition to the volume of throughput. Service gross margin decreased by 90 basis points in fiscal year 2026 versus fiscal year 2025. This decrease in service gross margin in fiscal year 2026 was the result of costs associated with new customer wins and lower than expected levels of organic growth in the first half of the fiscal year, which rebounded in the second half of the year.

Our Distribution gross margin includes net sales less the direct cost of inventory sold and the direct costs of equipment rental revenues, primarily depreciation expense for the fixed assets in our rental equipment pool, as well as the impact of rebates and cooperative advertising income we receive from vendors, freight billed to customers, freight expenses and direct shipping costs. We recorded vendor rebates of $1.4 million in fiscal year 2026 and $0.9 million in fiscal year 2025, as a reduction of cost of Distribution sales. In general, our Distribution gross margin can vary based upon the mix of products sold, price discounting, the timing of periodic vendor rebates offered and cooperative advertising programs from suppliers.

Distribution segment gross margin increased 320 basis points in fiscal year 2026 compared to fiscal year 2025. The increase in the Distribution segment gross margin was primarily due to increased margins from rental revenue and a favorable mix of higher margin products sold.

Operating Expenses:

	Fiscal Year Ended
	March 28,	March 29,	Change
	2026	2025	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$42,765	$33,341	$9,424	28.3%
General and Administrative	$52,276	$38,238	14,038	36.7%
Total	$95,041	$71,579	$23,462	32.8%

Total operating expenses were $95.0 million in fiscal year 2026 compared to $71.6 million in fiscal year 2025. This represented an increase of $23.5 million, or 32.8%, compared to fiscal year 2025. As a percentage of total revenue, operating expenses increased 290 basis points from 25.7% in fiscal year 2025 to 28.6% in fiscal year 2026. The year-over-year increase in selling, marketing and warehouse expenses is due to increased expenses related to recent acquisitions, especially acquisition related amortization expense, and higher payroll related employee costs. The increase in general and administrative expenses includes incremental expenses related to acquired companies (including stock based compensation), increased payroll costs, executive transition costs and continued investments in technology.

Provision for Income Taxes:

	Fiscal Year Ended
	March 28,	March 29,	Change
	2026	2025	$	%
Provision for Income Taxes	$2,613	$3,811	$(1,198)	(31.4)%

Our effective tax rate for fiscal years 2026 and 2025 was 32.7% and 20.8%, respectively. The increase in effective tax rate is due to the timing of our discrete items in relation to the timing of our pre-tax net income and due to tax expense recognized in fiscal year 2026 associated with executive compensation limitations that resulted from share-based awards. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. The discrete items related to share-based compensation activity in fiscal years 2026 and 2025 were $0.1 million tax expense and $1.1 million tax benefit, respectively. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.

We expect to receive certain federal, state, Canadian and Irish tax credits in future years. We also expect to receive discrete tax benefits related to share-based compensation awards in fiscal year 2027. As such, we expect our effective tax rate in fiscal year 2027 to be between 31.0% and 33.0%.

Net Income:

	Fiscal Year Ended
	March 28,	March 29,	Change
	2026	2025	$	%
Net Income	$5,376	$14,515	$(9,139)	(63.0)%

Net income for fiscal year 2026 decreased by $9.1 million or 63.0% compared to fiscal year 2025. As a percentage of revenue, net income was 1.6% in fiscal year 2026, down from 5.2% in fiscal year 2025.  The year-over-year decrease in net income was primarily due to lower operating income and higher interest expense. The interest expense increased due to higher outstanding debt balances. The debt was incurred to fund the Essco acquisition.

Non-GAAP Financial Measures

Service Organic Revenue

In addition to reporting service revenue, a measure that is calculated in accordance with accounting principles generally accepted in the United States (“GAAP”), we present service organic revenue (current period service revenue less freight billed to customer less acquired revenue). Acquired revenue is revenue generated from acquisitions for twelve months subsequent to the acquisition date. The Company's management believes service organic revenue is an important measure of operating performance because the measure provides a basis for comparison of our business operations across periods to assess core operating performance. As such, the Company uses service organic revenue as a measure of performance when evaluating its Service segment and as a basis for planning and forecasting.

Service organic revenue is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of service revenue and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Service organic revenue, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	Year Ended
	March 28,	March 29,	Change
	2026	2025	$	%
Service Revenue	$217,209	$181,428	$35,781	20%
Less: Acquired Revenue	(30,934)	(1,337)
Less: Freight Billed to Customer	(2,984)	(2,112)
Service Organic Revenue	$183,291	$177,979	$5,312	3%

Adjusted EBITDA:

In addition to reporting net income, a GAAP measure, we present Adjusted EBITDA (earnings before interest, income taxes, depreciation and amortization, non-cash stock compensation expense, acquisition related transaction expenses, executive transition costs, and certain other expenses), which is a non-GAAP measure. Our management believes Adjusted EBITDA is an important measure of our operating performance because it allows management, investors and others to evaluate and compare the performance of our core operations from period to period by removing the impact of the capital structure (interest), tangible and intangible asset base (depreciation and amortization), taxes, stock-based compensation expense and other items, which is not always commensurate with the reporting period in which it is included. As such, our management uses Adjusted EBITDA as a measure of performance when evaluating our business segments and as a basis for planning and forecasting. Adjusted EBITDA is also commonly used by rating agencies, lenders and other parties to evaluate our credit worthiness.

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

	Fiscal Year Ended
	March 28,	March 29,
	2026	2025
Net Income	$5,376	$14,515
+ Interest Expense (Income), Net	4,579	(27)
+ Tax Provision	2,613	3,811
+ Executive Transition Costs	1,706	-
+ Depreciation & Amortization	26,172	18,567
+ Transaction Expense	744	1,278
+ Gain on Acquisition/Divestiture-related items	-	(1,660)
+ Noncash Stock Compensation	7,549	3,248
Adjusted EBITDA	$48,739	$39,732

During fiscal year 2026, Adjusted EBITDA was $48.7 million, an increase of $9.0 million or 22.7% compared to fiscal year 2025. As a percentage of revenue, Adjusted EBITDA was 14.7% during fiscal year 2026 versus 14.3% during fiscal year 2025, a 40 basis point increase. The increase in Adjusted EBITDA during fiscal year 2026 was primarily driven by increased revenue.

Adjusted Net Income and Adjusted Diluted Earnings Per Share:

In addition to reporting Net Income and Diluted Earnings Per Share, GAAP measures, we present Adjusted net income (net income plus acquisition related amortization expense, acquisition related transaction expenses, acquisition related stock-based compensation, executive transition costs, and acquisition amortization of backlog, as applicable) and Adjusted diluted earnings per share (Adjusted net income divided by the average diluted shares outstanding during the period), which are non-GAAP measures. Our management believes Adjusted net income and Adjusted diluted earnings per share are important measures of our operating performance because they provide a basis for comparison of our business operations between current, past and future periods by excluding items that we do not believe are indicative of our core operating performance.

Adjusted net income and Adjusted diluted earnings per share are not measures of financial performance under GAAP and are not calculated through the application of GAAP. As such, they should not be considered as a substitute or alternative for the GAAP measures of Net Income and Diluted Earnings Per Share and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measures. Adjusted net income and Adjusted diluted earnings per share, as presented, may produce results that vary from the GAAP measures and may not be comparable to similarly defined non-GAAP measures used by other companies.

	Fiscal Year Ended
	March 28,	March 29,
	2026	2025
Net Income	$5,376	$14,515
+ Amortization of Intangible Assets	13,770	8,422
+ Acquisition Amortization of Backlog	-	28
+ Executive Transition Costs	1,706	-
+ Acquisition Deal Costs	744	1,279
+ Acquisition Stock Expense	952	244
+ Income Tax Effect	(5,251)	(2,493)
+ Acquisition Earn-out/Contingent Consideration Adjustment	-	(836)
Adjusted Net Income	17,297	21,159

Average Diluted Shares Outstanding	9,380	9,254

Diluted Earnings Per Share – GAAP	$0.57	$1.57

+ Amortization of Intangible Assets	1.47	0.91
+ Acquisition Amortization of Backlog	-	0.01
+ Executive Transition Costs	0.18	0.14
+ Acquisition Deal Costs	0.08	0.03
+ Acquisition Stock Expense	0.10	(0.27)
+ Income Tax Effect	(0.56)	(0.09)

Adjusted Diluted Earnings Per Share	$1.84	$2.29

Operating Free Cash Flow

In addition to reporting net cash provided by operating activities, a GAAP measure, we present Operating Free Cash Flow (net cash provided by operating activities less capital expenditures), which is a non-GAAP measure. The Company’s management believes Operating Free Cash Flow is an important liquidity measure that reflects the cash generated by the business, after the purchases of technology, capabilities and assets, that can then be used for, among other things, strategic acquisitions, investments in the business and funding ongoing operations.

Operating Free Cash Flow is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of net cash provided by operating activities and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Operating Free Cash Flow, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	Year Ended
	March 28,	March 29,
	2026	2025
Net Cash Provided by Operating Activities	$34,850	$38,985
Less: Capital Expenditures	(15,298)	(13,197)
Operating Free Cash Flow	$19,552	$25,788

Net Debt

In addition to reporting debt, a GAAP measure, we present net debt (debt less cash and cash equivalents), which is a non-GAAP measure. The Company’s management believes net debt is an important measure of financial leverage.

Net debt is not a measure of financial performance under GAAP and is not calculated through the application of GAAP. As such, it should not be considered as a substitute or alternative for the GAAP measure of debt and, therefore, should not be used in isolation of, but in conjunction with, the GAAP measure. Net debt, as presented, may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

	Year Ended
	March 28,	March 29,
	2026	2025
Debt	$99,885	$32,708
Less: Cash & Cash Equivalents	(4,942)	(1,517)
Net Debt	$94,943	$31,191

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

Most borrowings under the Credit Facility bear interest, at our election, at a fixed base rate or the daily simple SOFR rate, plus a margin. Any swingline loan will bear interest at the fixed base rate plus a margin. The applicable margin is based on our then-current leverage ratio. Under the Credit Facility, the applicable margin was reduced for most levels of leverage ratio for comparable categories of borrowings under the Replaced Facility. The applicable margin ranges from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for SOFR loans. We pay a commitment fee based on the daily unused amount under the Credit Facility multiplied by the applicable margin, which ranges from 0.10% to 0.20%.

The Credit Agreement has certain financial covenants with which we must comply. The leverage ratio covenant under the Credit Agreement requires us to maintain our ratio of outstanding indebtedness to consolidated EBITDA to be no greater than 3.00 to 1.00, provided that we may temporarily increase the leverage ratio covenant if we complete a material permitted acquisition under the terms of the Credit Agreement. The Company's leverage ratio, as defined in the Credit Agreement, was 2.03 on March 28, 2026, compared with 0.78 on March 29, 2025. We must also maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. We were in compliance with all loan covenants and requirements of the Credit Agreement and the Replaced Facility, as applicable, during fiscal year 2026, and the Company expects to remain in compliance for fiscal year 2027.

As of March 28, 2026, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which, $99.9 million was outstanding. During fiscal year 2026, we used approximately $83.0 million, drawn from the Credit Facility, for a business acquisition.

Cash Flows: The following table is a summary of our Consolidated Statements of Cash Flows (dollars in thousands):

	Fiscal Year Ended
	March 28,	March 29,
	2026	2025
Cash Provided by (Used in):
Operating Activities	$34,850	$38,985
Investing Activities	$(97,823)	$(84,000)
Financing Activities	$66,501	$26,862

Operating Activities: Net cash provided by operating activities was $34.8 million during fiscal year 2026 compared to $39.0 million during fiscal year 2025. The significant working capital fluctuations were as follows:

●

Receivables: Accounts receivable increased by a net amount of $9.2 million during fiscal year 2026, inclusive of $2.9 million of accounts receivable acquired as part of an acquisition completed during the year. Accounts receivable increased by a net amount of $8.2 million during fiscal year 2025, inclusive of $7.7 million of accounts receivable acquired as part of two acquisitions completed during the period. The year-over-year change reflects the timing of collections. The following table illustrates our days sales outstanding as of March 28, 2026 and March 29, 2025:

	As of
	March 28,	March 29,
	2026	2025
Net Sales, for the last two fiscal months	$66,622	$57,565
Accounts Receivable, net	$65,170	$55,941
Days Sales Outstanding	59	59

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

Our inventory balance decreased $0.8 million and $2.9 million during fiscal years 2026 and 2025, respectively. The year-over-year change is related to the timing of strategic inventory purchases.

●

Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors and capital expenditures.

Accounts payable increased $1.2 million during 2026, inclusive of $0.2 million assumed in an acquisition during the period. Accounts payable increased $5.3 million during fiscal year 2025, inclusive of $0.3 million assumed in acquisitions during the period. The variances are largely due to the timing of inventory purchases, capital expenditures and other payments in the respective periods.

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

During fiscal year 2026, accrued compensation and other liabilities increased by $6.2 million, inclusive of $3.3 million from assumed liabilities and purchase price holdbacks from acquisition transactions. Accrued payroll and incentives increased $4.2 million, the current portion of lease liabilities increased $0.7 million and other current liabilities increased $1.9 million. Accrued acquisition holdbacks decreased $0.5 million. During fiscal year 2025, accrued compensation and other liabilities decreased by $1.3 million, inclusive of $1.2 million from assumed liabilities, contingent consideration and purchase price holdbacks from acquisition transactions.

●

Income Taxes Receivable/Payable: In any given period, net working capital may be affected by the timing and amount of income tax payments. During fiscal year 2026, income taxes receivable, included in Prepaid expenses and other current assets on the Company's Consolidated Balance Sheets, increased $0.7 million. During fiscal year 2025, income taxes payable decreased by $2.9 million. The year-over-year difference is due to timing of income tax payments.

Investing Activities: During fiscal year 2026, we invested $15.3 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and capacity as well as our rental business.

During fiscal year 2025, we invested $13.2 million in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.

During fiscal year 2026, we used $82.5 million for business acquisitions. During fiscal year 2025, we used $87.4 million for business acquisitions.

During each of fiscal year 2026 and fiscal year 2025, no contingent consideration was paid related to business acquisitions.

During fiscal year 2025, we sold $15.5 million of marketable securities to partially fund acquisitions.

Financing Activities: During fiscal year 2026, $68.6 million in cash was generated from the net proceeds of our revolving credit facility and $0.8 million from the issuance of common stock. In addition, we used $1.8 million for scheduled repayments of our term loan and $0.4 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2026, which is shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

During fiscal year 2025, $30.9 million in cash was generated from the net proceeds of our revolving credit facility and $1.9 million from the issuance of common stock. In addition, we used $2.3 million for scheduled repayments of our term loan and $3.6 million for the “net” awarding of certain share awards to cover employee tax-withholding obligations for share award and stock option activity in fiscal year 2025, which is shown as a repurchase of shares of our common stock on our Consolidated Statements of Cash Flows.

OUTLOOK

Consistent with prior years, acquisitions continued to play a key role in Service revenue, including most recently SCM Metrology and Laboratories, which closed just after the end of our fiscal year.  Service organic revenue (a non-GAAP measure) growth was in the high single-digit range for the third and fourth quarters of fiscal year 2026, driven by consistent demand in the Calibration business.  Revenue growth in both segments combined with continued organization-wide productivity gains drove EBITDA growth for the fourth quarter of fiscal year 2026 and the full fiscal year.

The stringent regulatory standards for manufacturers imposed by entities including the FDA, FAA and Department of Defense to ensure product safety and environmental protection are a key driver of organic growth for our high-value calibration services. Our dedicated team has a proven track record of delivering profitable revenue growth over the past decade and a half. We believe our proven team, in combination with the industry mandated service model, diversified portfolio with a Fortune 500 client base, and strong balance sheet will continue to differentiate us during fiscal year 2027 and beyond.

Looking ahead, while macroeconomic impacts on our business such as changes in product costs and customer demand for services are uncertain, we anticipate continued high single-digit Service organic revenue growth in Fiscal year 2027, assuming the broader economic environment remains stable.  Automation of our calibration processes and focus on productivity remain key enablers of margin expansion. We have demonstrated the ability to leverage these tools to improve our operational efficiency and drive margin expansion over an extended period. We will continue to leverage our acquisition expertise and are pleased with the current flow of strategic opportunities. We believe strong execution, paired with strategic acquisitions, positions us well to drive long-term shareholder value.

Transcat expects its income tax rate to range between 31% and 33% in fiscal 2027. This estimate includes Federal, various state, Canadian and Irish income taxes and reflects the discrete tax accounting associated with share-based payment awards.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $1.0 million assuming our borrowing levels at March 28, 2026 remained constant. As of March 28, 2026, $150.0 million was available under the revolving credit facility, of which, $99.9 million was outstanding.

On July 29, 2025, we entered into a Credit Agreement (the “Credit Agreement”) with a group of three lenders establishing a new five-year $150.0 million secured revolving credit facility (the “Credit Facility”). Most borrowings under the Credit Facility bear interest, at our election, at a fixed base rate or the daily simple SOFR rate, plus a margin. Any swingline loan will bear interest at the fixed base rate plus a margin. The applicable margin is based on our then-current leverage ratio. The applicable margin ranges from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for SOFR loans. As of March 28, 2026, we had no hedging arrangements in place to limit our exposure to upward movements in interest rates under the Credit Facility. We do not use hedging arrangements for speculative purposes.

FOREIGN CURRENCY

Approximately 90% of our total revenues for each of fiscal years 2026 and 2025 were denominated in U.S. dollars, with the remainder denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by approximately 1%. We monitor the relationship between the U.S. dollar and Canadian dollar and the U.S. dollar and Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.

In the past, we have utilized short-term foreign exchange forward contracts to reduce the risk that future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. We did not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million and a gain of $0.2 million during fiscal year 2026 and 2025, respectively, was recognized as a component of other expense in the Consolidated Statements of Income. The change in the fair value of the contracts is offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. There were no outstanding foreign exchange forward contracts as of March 28, 2026.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Transcat, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Transcat, Inc. and subsidiaries (the “Company”) as of March 28, 2026, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for the fiscal year ended March 28, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 28, 2026, and the results of its operations and its cash flows for the fiscal year ended March 28, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 27, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Essco Calibration Laboratory, LLC — Fair Value of Customer Base & Contracts Intangible Asset — Refer to Note 9 of the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Essco Calibration Laboratory, LLC (“Essco”) on August 5, 2025. This acquisition was accounted for as a business combination. The Company accounts for acquisitions of entities or asset groups that qualify as businesses using the acquisition method of accounting. Accordingly, the purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date, which are measured in accordance with fair value measurement principles. As part of the purchase price allocation, the Company recorded $34.0 million for acquired customer base and contracts intangible assets based on estimated fair value.

We identified the fair value determination of the customer base and contracts intangible asset as a critical audit matter because of the significant estimates management made to determine such balances. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s assumptions related to future cash flows, attrition rate, and discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the customer base and contracts acquired included the following, among others:

●	We assessed the reasonableness of management's estimated cash flows by inquiring of management regarding its processes for developing projected financial information

●	We compared the cash flow projections to historical performance, and to historical and future projected performance of other guideline companies within the same industry

●	With the assistance of our fair value specialists, we evaluated the (1) valuation methodology, (2) mathematical accuracy of the valuation for customer base and contracts, and (3) the following significant valuation assumptions:

 ○ Discount rate by developing a range of independent estimates and comparing those to the assumptions selected by management

 ○ Attrition rate by testing the source information underlying the determination of the rate and recalculating the rate using the applicable underlying customer data

/s/ Deloitte & Touche LLP

Rochester, NY

May 27, 2026

We have served as the Company's auditor since 2025.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Transcat, Inc.

Opinions on the Financial Statements

We have audited the accompanying consolidated balance sheet of Transcat, Inc. and subsidiaries (the Company) as of March 29, 2025, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the two years in the period ended March 29, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 29, 2025, and the results of its operations and its cash flows for each of the two years in the period ended March 29, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

We served as the Company’s auditor from 2012 to 2025.

/s/ Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P. C.)

Rochester, New York

May 27, 2026

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in Thousands, Except Per Share Amounts)

	For the Fiscal Years Ended
	March 28,	March 29,	March 30,
	2026	2025	2024
Service Revenue	$217,209	$181,428	$169,525
Distribution Sales	114,668	96,993	89,956
Total Revenue	331,877	278,421	259,481

Cost of Service Revenue	146,677	120,769	112,272
Cost of Distribution Sales	76,896	68,199	63,403
Total Cost of Revenue	223,573	188,968	175,675

Gross Profit	108,304	89,453	83,806

Selling, Marketing and Warehouse Expenses	42,765	33,341	28,710
General and Administrative Expenses	52,276	38,238	35,315
Total Operating Expenses	95,041	71,579	64,025

Operating Income	13,263	17,874	19,781

Interest Expense	4,602	798	1,835
Interest Income	(23)	(825)	(808)
Other (Income) Expense	695	(425)	315
Total Interest and Other (Income)/Expense, net	5,274	(452)	1,342

Income Before Provision for Income Taxes	7,989	18,326	18,439
Provision for Income Taxes	2,613	3,811	4,792

Net Income	$5,376	$14,515	$13,647

Basic Earnings Per Share	$0.58	$1.58	$1.66
Average Shares Outstanding	9,334	9,185	8,239

Diluted Earnings Per Share	$0.57	$1.57	$1.63
Average Shares Outstanding	9,380	9,254	8,352

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in Thousands)

	For the Fiscal Years Ended
	March 28,	March 29,	March 30,
	2026	2025	2024
Net Income	$5,376	$14,515	$13,647

Other Comprehensive (Loss)/Income:
Currency Translation Adjustment	707	(591)	152
Other, net of tax effects of $73, $(24) and $(26) for the years ended March 28, 2026, March 29, 2025 and March 30, 2024 respectively.	(161)	71	99
Total Other Comprehensive (Loss)/Income	546	(520)	251

Comprehensive Income	$5,922	$13,995	$13,898

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in Thousands, Except Share and Per Share Amounts)

	March 28,	March 29,
	2026	2025
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,942	$1,517
Accounts Receivable, less allowance for credit losses of $851 and $659	65,170	55,941
Other Receivables	672	373
Inventory	13,705	14,483
Prepaid Expenses and Other Current Assets	7,973	5,695
Total Current Assets	92,462	78,009
Property and Equipment, net	57,801	50,024
Goodwill	218,185	176,928
Intangible Assets, net	77,706	54,777
Right to Use Assets, net	32,365	24,345
Other Assets	1,968	1,159
Total Assets	$480,487	$385,242

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$17,931	$16,755
Accrued Compensation and Other Current Liabilities	21,697	15,466
Current Portion of Long-Term Debt	-	1,816
Total Current Liabilities	39,628	34,037
Long-Term Debt	99,885	30,892
Deferred Tax Liabilities, net	10,167	9,286
Lease Liabilities	29,000	21,395
Other Liabilities	1,188	2,752
Total Liabilities	179,868	98,362

Commitments and Contingencies (Note 8)

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,333,953 and 9,315,840 shares issued and outstanding as of March 28, 2026 and March 29, 2025, respectively	4,670	4,658
Capital in Excess of Par Value	199,115	191,167
Accumulated Other Comprehensive Loss	(923)	(1,469)
Retained Earnings	97,757	92,524
Total Shareholders' Equity	300,619	286,880
Total Liabilities and Shareholders' Equity	$480,487	$385,242

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	For the Fiscal Years Ended
	March 28,	March 29,	March 30,
	2026	2025	2024
Cash Flows from Operating Activities:
Net Income	$5,376	$14,515	$13,647
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Net (Gain) Loss on Disposal of Property and Equipment	232	(31)	53
Noncash Lease Expense	6,021	3,447	765
Deferred Income Taxes	827	(5)	(1,597)
Depreciation and Amortization	26,172	18,567	13,544
Gain on Sale of Assets	-	(855)	-
Amortization of Deferred Financing Costs	104	-	-
Provision for Accounts Receivable and Inventory Reserves	471	336	406
Stock-Based Compensation Expense	7,549	3,248	4,512
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(6,578)	(1,292)	(1,259)
Inventory	839	4,393	2,318
Prepaid Expenses and Other Current Assets	(2,209)	(992)	(299)
Accounts Payable	965	4,940	(5,005)
Accrued Compensation and Other Current Liabilities	924	(1,118)	3,102
Lease Liabilities	(5,842)	(3,243)	(470)
Income Taxes Payable	-	(2,925)	2,899
Net Cash Provided by Operating Activities	34,850	38,985	32,616

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(15,298)	(13,197)	(13,280)
Business Acquisitions, net of cash acquired	(82,525)	(87,436)	(12,859)
Proceeds from Sale of Assets	-	1,100	-
Sales/(Purchases) of Marketable Securities	-	15,533	(15,533)
Net Cash Used in Investing Activities	(97,823)	(84,000)	(41,672)

Cash Flows from Financing Activities:
Proceeds From Revolving Credit Facility, net of lender fees	156,675	68,630	58,068
Repayment of Revolving Credit Facility	(88,086)	(37,739)	(100,781)
Repayments of Term Loan	(1,816)	(2,338)	(2,248)
Payments of Deferred Financing Costs	(365)	-	-
Principal Payments on Finance Leases	(280)	-	-
Issuance of Common Stock, net of direct costs	842	1,874	77,266
Repurchase of Common Stock	(469)	(3,565)	(4,906)
Net Cash Provided by Financing Activities	66,501	26,862	27,399

Effect of Exchange Rate Changes on Cash	(103)	24	(228)

Net (Decrease) Increase in Cash and Cash Equivalents	3,425	(18,129)	18,115
Cash and Cash Equivalents at Beginning of Fiscal Year	1,517	19,646	1,531
Cash and Cash Equivalents at End of Fiscal Year	$4,942	$1,517	$19,646

Supplemental Disclosures of Cash Flow Activity:
Cash paid during the fiscal year for:
Interest, net	$4,184	$(151)	$1,240
Income Taxes, net	$2,217	$7,843	$3,099
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common stock issued for acquisitions	$-	$45,410	$34,769
Balance Sheet Reclassification of Inventory to Property and Equipment	$741	$443	$230
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$877	$1,510	$1,056

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Amounts in Thousands)

			Capital
	Common Stock		In	Accumulated
	Issued		Excess	Other
	$0.50 Par Value		of Par	Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total
Balance as of March 26, 2023	7,562	3,781	27,886	(1,200)	69,163	$99,630
Proceeds from Issuance of Common Stock	1,267	634	116,724	-	-	117,358
Direct costs of Stock Offering	-	-	(5,323)	-	-	(5,323)
Repurchase of Common Stock	(50)	(25)	(2,145)	-	(2,736)	(4,906)
Stock-Based Compensation	60	30	4,482	-	-	4,512
Other Comprehensive Income	-	-	-	251	-	251
Net Income	-	-	-	-	13,647	13,647
Balance as of March 30, 2024	8,839	4,420	141,624	(949)	80,074	225,169
Proceeds from Issuance of Common Stock	466	233	47,800	-	-	48,033
Repurchase of Common Stock	(30)	(15)	(1,485)	-	(2,065)	(3,565)
Stock-Based Compensation	40	20	3,228	-	-	3,248
Other Comprehensive Loss	-	-	-	(520)	-	(520)
Net Income	-	-	-	-	14,515	14,515
Balance as of March 29, 2025	9,315	4,658	191,167	(1,469)	92,524	286,880
Proceeds from Issuance of Common Stock	21	14	828	-	-	842
Repurchase of Common Stock	(2)	(2)	(429)	-	(143)	(574)
Stock-Based Compensation	-	-	7,549	-	-	7,549
Other Comprehensive Income	-	-	-	546	-	546
Net Income	-	-	-	-	5,376	5,376
Balance as of March 28, 2026	9,334	$4,670	$199,115	$(923)	$97,757	$300,619

See accompanying notes to consolidated financial statements.

TRANSCAT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

Description of Business: Transcat, Inc. (“Transcat,” “we,” “us,” “our” or the “Company”) is a leading provider of accredited calibration services, cost control and optimization services, and distribution and rental of value-added professional grade handheld test, measurement, and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life science industry, which includes pharmaceutical, biotechnology, medical devices and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.

Principles of Consolidation: The consolidated financial statements of Transcat include the accounts of Transcat and the Company’s wholly-owned subsidiaries, Transcat Canada, Inc, Cal OpEx Limited (d/b/a Transcat Ireland), Cal OpEx Inc. (d/b/a NEXA EAM), Axiom Test Equipment, LLC, Becnel Rental Tools, LLC, Martin Calibration, LLC, and Essco Calibration Laboratory, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of Transcat’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, revenue recognition, estimated lives of intangible assets, fair value of the Company's reporting units, income taxes, and the valuation of assets acquired, liabilities assumed and consideration transferred in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Consolidated Financial Statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Consolidated Financial Statements.

Fiscal Year: Transcat operates on a 52/53-week fiscal year, ending the last Saturday in March. In a 52-week fiscal year, each of the four quarters is a 13-week period. In a 53-week fiscal year, the last quarter is a 14-week period. The fiscal year ended March 28, 2026 and March 29, 2025 ("fiscal year 2026" and "fiscal year 2025", respectively) consisted of 52 weeks and the fiscal year ended on  March 30, 2024 ("fiscal year 2024") consisted of 53 weeks.

Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity when purchased of three months or less and are stated at cost, which approximates fair value.

Accounts Receivable: Accounts receivable represents amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for credit losses in the Consolidated Balance Sheets. The allowance for credit losses is based upon the expected collectability of accounts receivable. The Company applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for credit losses.

A summary of changes in the Company’s allowance for credit losses is as follows (amounts in thousands):

Allowance for
Credit Losses
Allowance for Credit Losses at March 30, 2024	$(544)
Additions from Acquisitions	(43)
Charges to Earnings	(453)
Deductions	378
Effect of Foreign Exchange on Allowance for Credit losses	3
Allowance for Credit Losses at March 29, 2025	$(659)
Additions from Acquisitions	(25)
Charges to Earnings	(443)
Deductions	279
Effect of Foreign Exchange on Allowance for Credit losses	(3)
Allowance for Credit Losses at March 28, 2026	$(851)

Inventory: Inventory consists of products purchased for resale and is valued at the lower of average cost or net realizable value. In the normal course of business, certain inventory items are transferred to property and equipment to be rented to customers. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced for items not saleable at or above cost by applying a specific loss factor, based on historical experience, to specific categories of inventory. The Company evaluates the valuation of inventory on a quarterly basis. The Company recorded inventory valuation adjustments totaling $0.2 million at  March 28, 2026 and  March 29, 2025.

Property and Equipment, Depreciation and Amortization: Property and equipment are stated at cost. Depreciation and amortization are computed under the straight-line method over the following estimated useful lives:

Years
Machinery, Equipment and Software	2 – 15
Rental Equipment	5 – 15
Furniture and Fixtures	3 – 10
Leasehold Improvements	2 – 12

In the normal course of business, certain items that have been capitalized as property and equipment may be sold to customers as used equipment. Property and equipment determined to have no value are written off at their then remaining net book value. The Company capitalizes certain costs, including internal payroll costs incurred in the procurement and development of computer software used for internal purposes. Leasehold improvements are amortized under the straight-line method over the estimated useful life or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. See Note 2 for further information on property and equipment.

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

Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. Goodwill is allocated to the Company's two reporting units: Service and Distribution. The Company tests goodwill for impairment for each reporting unit on an annual basis as of the first day of the fourth quarter of each fiscal year, or more frequently if conditions indicate that such impairment could exist. The Company is permitted, but not required, to qualitatively assess indicators of a reporting unit’s fair value, as it did in fiscal 2025, or the Company can elect to perform a quantitative analysis, as it did for fiscal 2026.

The Company estimated the fair values of each reporting unit for fiscal 2026 utilizing the income and market approaches, weighted equally, to prepare the analysis. The projected cash flows used in the analysis reflect management’s expectations of revenue growth and margin expansion based on historical performance, anticipated customer demand, and current market conditions. The weighted-average cost of capital ("WACC") for the Service and Distribution reporting units was 10%, and the long-term growth rate assumed was 3%.

Based on the results of the Company's impairment assessments in fiscal 2026 and fiscal 2025, the Company was able to conclude that it was more likely than not that the fair values of the reporting units exceeded the carrying values.

A summary of changes in the Company’s goodwill is as follows (amounts in thousands):

	Goodwill
	Distribution	Service	Total
Book Value as of March 30, 2024	38,216	67,369	105,585
Additions	21,783	49,896	71,679
Currency Translation Adjustment	-	(336)	(336)
Book Value as of March 29, 2025	59,999	116,929	176,928
Additions	-	41,364	41,364
Measurement Period Adjustments	-	(287)	(287)
Currency Translation Adjustment	-	180	180
Book Value as of March 28, 2026	$59,999	$158,186	$218,185

As of March 28, 2026, no accumulated impairment loss has been recognized for the Company's goodwill.

The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of March 28, 2026 were as follows (in thousands):

	Gross Carrying	Accumulated
	Amount	Amortization	Total
Customer Base	$118,844	$(46,859)	$71,985
Covenant not to Compete	3,611	(3,258)	353
Tradenames/Trademarks	6,740	(1,396)	5,344
Other	905	(881)	24
Intangible Assets, net	$130,100	$(52,394)	$77,706

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

Intangible assets, namely customer base, covenants not to compete, and tradenames/trademarks, represent an allocation of purchase price to identifiable intangible assets of an acquired business. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  There were no indicators of impairment for fiscal 2026 or fiscal 2025. Amortization expense relating to intangible assets was $13.8 million in fiscal year 2026 and $8.4 million in fiscal year 2025 and is recorded in Selling, Marketing and Warehouse Expenses in the Company's Consolidated Statements of Income. Intangible amortization for future periods is expected to be the following (in $ millions):

Fiscal Year	Amount
2027	$12.9
2028	11.3
2029	9.9
2030	8.6
2031	7.3
Thereafter	27.7
Total	$77.7

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

Fair Value of Financial Instruments: The Company measures certain financial and nonfinancial assets and liabilities at fair value on a recurring and nonrecurring basis in accordance with ASC 820, Fair Value Measurement. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Transcat has determined the fair value of debt and other financial instruments using a valuation hierarchy. The hierarchy, which prioritizes the inputs used in measuring fair value, consists of three levels. Level 1 uses quoted prices in active markets for identical assets and liabilities; Level 2 uses inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, which is defined as unobservable inputs in which little or no market data exists, requires the Company to develop its own assumptions about assumptions a market participant would use, developed based on the best information available under the circumstances. The carrying amount of debt on the Consolidated Balance Sheets approximates fair value due to variable interest rate pricing that approximates current market rates, and the carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature. Investment assets, which funded the Company’s non-qualified deferred compensation plan, consist of mutual funds and are valued based on Level 1 inputs. At March 28, 2026, there were no investment assets. At March 29, 2025, investment assets totaled $0.1 million and are included as a component of other assets (non-current) on the Consolidated Balance Sheets. Certain nonfinancial assets and liabilities are measured at fair value on a nonrecurring basis, including assets acquired and liabilities assumed in connection with business combinations and assets subject to impairment testing. Valuations of identifiable intangible assets (such as customer relationships and trade names) and certain liabilities typically involve the use of valuation techniques such as the income approach (e.g., discounted cash flow or relief-from-royalty methods) and may incorporate significant unobservable inputs, including: (i) forecasted revenues and cash flows, (ii) discount rates, (iii) customer attrition rates, and (iv) royalty rates and useful lives. These measurements are generally classified within Level 3 of the fair value hierarchy.

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair market value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During fiscal years 2026, 2025 and 2024, the Company recorded non-cash stock-based compensation cost in the amount of $7.5 million, $3.2 million and $4.5 million, respectively, in the Consolidated Statements of Income.

Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company generates revenue from distribution product sales, equipment rental arrangements, and service offerings.

The following is a description of principal activities from which the Company generates its revenue and how revenue is recognized:

Service Revenue

Calibration and other related service activities - Service revenue is generated from calibration, repair, inspection, analytical qualifications, preventative maintenance, and other related service activities, including third-party managed services. Revenue is generally recognized at a point in time when control transfers to the customer in accordance with the contract terms. For certain service arrangements involving managing customers’ calibration programs and technical, consulting, and staffing solutions, we recognize revenue over time, using the time-elapsed output method (for example, hours worked), as the customer simultaneously receives and consumes the benefits of the Company’s performance. These service arrangements are typically less than 12 months, and are primarily recognized over time, including in certain cases using the “right to invoice” practical expedient.

Distribution Sales

Product Sales - Revenue from product sales is recognized at a point in time when control transfers to the customer, which often occurs upon shipment, when title and risk of loss pass to the customer.

Equipment Rental - These arrangements provide customers with the right to use specified equipment for defined contractual periods. These contracts vary in duration with offerings including weekly, monthly and other extended durations. The related performance obligation is generally satisfied over time, and rental revenue is recognized using the time-elapsed output method, as this pattern depicts the transfer of control to the customer. Certain rental contracts provide a stand-ready obligation for equipment, and as a result, consideration is variable and based on the actual duration of use. Depending upon the structure of a particular arrangement, we (i) recognize revenue as each distinct service period is performed, (ii) recognize the estimate of variable consideration ratably over the period to which it relates, or (iii) apply the ‘right to invoice’ practical expedient and recognize revenue based on the amount invoiced to the customer during the period.

Revenue is measured based on the transaction price, which represents the amount of consideration the Company expects to receive in exchange for satisfying its performance obligations. Transaction prices are generally fixed and stated in customer contracts, which typically include payment terms ranging from net 30 to 90 days. Provisions for customer returns are estimated and recorded in the same period as the related revenue based on historical experience and have been immaterial.

Sales taxes and other similar taxes collected on behalf of governmental authorities are excluded from revenue.

The Company generally bills customers for freight charges, which are included in revenue. Shipping and handling activities are considered fulfillment activities rather than separate performance obligations.

For rental and certain service arrangements that extend across reporting periods, the Company records unbilled revenue or deferred revenue, as applicable, to reflect revenue recognized in advance of or subsequent to billing. Deferred revenue, unbilled revenue, and deferred contract costs recorded on the Company’s Consolidated Balance Sheets as of March 28, 2026 and March 29, 2025 were immaterial. Revenue recognized during fiscal year 2026 from performance obligations satisfied in prior periods was immaterial.

The application of ASC 606 requires management to exercise judgment in identifying performance obligations, determining whether such obligations are satisfied at a point in time or over time, and estimating transaction prices. These judgments primarily relate to product shipment terms, service completion criteria, and the determination of the appropriate pattern of revenue recognition for rental and managed service arrangements.

Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period was $7.3 million and $3.3 million as of March 28, 2026 and March 29, 2025, respectively. These are expected to be recognized revenue in one year or less. As of March 28, 2026, the Company had a de minimis amount of unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Accordingly, the Company has elected to not disclose information about remaining performance obligations.

See Note 7 for disaggregated revenue information related to the Company's segments and geographical data.

The following table presents a summary of the Company's net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales
	2026	2025	2024
Point-in-Time	81.8%	86.8%	89.7%
Over Time - Output Method	18.2%	13.2%	10.3%
Total	100.0%	100.0%	100.0%

Vendor Rebates: Vendor rebates are generally based on specified cumulative levels of purchases and/or incremental distribution sales and are recorded as a reduction of cost of distribution sales.  Purchase rebates are calculated and recorded quarterly based upon the volume of purchases with specific vendors during the quarter. Point of sale rebate programs that are based on year-over-year sales performance on a calendar year basis are recorded as earned, on a quarterly basis, based upon the expected level of annual achievement. Point of sale rebate programs that are based on year-over-year sales performance on a quarterly basis are recorded as earned in the respective quarter. The Company recorded vendor rebates of $1.4 million, $0.9 million and $0.6 million in fiscal years 2026, 2025, and 2024, respectively, as a reduction of cost of distribution sales.

Advertising Costs: Advertising costs, other than catalog costs, are expensed as they are incurred and are included in Selling, Marketing and Warehouse Expenses in the Consolidated Statements of Income. Advertising costs were approximately $2.6 million, $2.0 million and $1.6 million in fiscal years 2026, 2025 and 2024, respectively.

Shipping and Handling Costs: Freight expense and direct shipping costs are included in the cost of revenue. These costs totaled approximately $3.7 million, $3.4 million and $3.2 million in fiscal years 2026, 2025 and 2024, respectively. Direct handling costs, the majority of which represent direct compensation of employees who pick, pack, and prepare merchandise for shipment to customers, are reflected in selling, marketing and warehouse expenses. Direct handling costs were approximately $0.6 million, $0.6 million and $0.5 million in fiscal years 2026, 2025 and 2024, respectively.

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

Transcat records foreign currency gains and losses on business transactions denominated in foreign currency. The net foreign currency loss was $0.2 million in fiscal year 2026, a loss of $0.1 million in fiscal year 2025 and a loss of $0.1 million in fiscal year 2024.  The Company has utilized short-term foreign exchange forward contracts to reduce the risk that its future earnings denominated in Canadian dollars would be adversely affected by changes in currency exchange rates. The Company did not apply hedge accounting and therefore the net change in the fair value of the contracts, which totaled a loss of less than $0.1 million, a gain of $0.2 million and a loss of $0.1 million in fiscal years 2026, 2025 and 2024, respectively, was recognized as a component of Other (Income) Expense in the Consolidated Statements of Income. The change in the fair value of the contracts was offset by the change in fair value on the underlying accounts receivables denominated in Canadian dollars being hedged. On March 28, 2026, the Company did not hold a foreign exchange contract. The Company does not use hedging arrangements for speculative purposes.

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

At March 28, 2026, accumulated other comprehensive loss consisted of cumulative currency translation losses of $0.8 million, unrecognized prior service costs, net of tax, of $0.2 million and an unrealized loss on other assets, net of tax, of less than $0.1 million. At March 29, 2025, accumulated other comprehensive loss consisted of cumulative currency translation losses of $1.5 million, unrecognized prior service costs, net of tax, of $0.1 million and an unrealized gain on other assets, net of tax, of less than $0.1 million.

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

For fiscal years 2026, 2025 and 2024, the net additional common stock equivalents had a $(0.01), $(0.01) and $(0.03) per share effect on the calculation of dilutive earnings per share, respectively. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Fiscal Year Ended
	March 28,	March 29,	March 30,
	2026	2025	2024
Average Shares Outstanding – Basic	9,334	9,185	8,239
Effect of Dilutive Common Stock Equivalents	46	69	113
Average Shares Outstanding – Diluted	9,380	9,254	8,352
Anti-dilutive Common Stock Equivalents	162	52	50

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	March 28,	March 29,
	2026	2025
Current Liabilities:
Accrued Payroll and Employee Benefits	$5,938	$5,592
Accrued Incentives	5,534	1,670
Current Portion of Lease Liabilities - Operating	4,107	3,624
Current Portion of Lease Liabilities - Financing	270	-
Accrued Acquisition Holdbacks	2,247	2,784
Accrued Sales Tax	609	654
Other Current Liabilities	2,992	1,142
Accrued Compensation and Other Current Liabilities	$21,697	$15,466

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,188	$1,012
Accrued Acquisition Holdbacks	-	1,647
Other Non-Current Liabilities	-	93
Other Liabilities	$1,188	$2,752

Recently Adopted Accounting Pronouncements:

In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  The ASU expands the income tax disclosure requirements, principally related to the rate reconciliation table and income taxes paid.  ASU 2023-09 is effective for annual periods beginning in fiscal 2026, with early adoption permitted. The prospective adoption of the ASU did not have a material impact on the Company’s financial statement disclosures. See Note 4.

Recent Accounting Guidance Not Yet Adopted:

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

The Company has reviewed all other recently issued, but not yet effective, accounting pronouncements and has determined that there are no standards that are expected to have a material impact on its consolidated financial statements or related disclosures.

Reclassification of Amounts: Certain reclassifications of financial information for prior fiscal years have been made to conform to the presentation for the current fiscal year. Specifically, the Company: (1) separated the noncash lease expense from the change in lease liabilities in the operating activities section of the cash flow statement; (2) separated proceeds from revolving credit facility from repayments of the revolving credit facility in the financing activities section of the cash flow statement; (3) separated accumulated amortization by intangible asset class in Note 1; (4) enhanced the segment disclosure to include additional data for each segment in Note 7; and (5) updated prior periods' acquisition disclosures to include the useful lives of the intangible assets in Note 9. These changes in presentation did not affect net income, operating income, total assets, liabilities, or stockholders’ equity for any period presented.

NOTE 2 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of (amounts in thousands):

	March 28,	March 29,
	2026	2025
Machinery, Equipment and Software	$82,651	$72,141
Rental Equipment	34,363	29,916
Furniture and Fixtures	3,286	3,134
Leasehold Improvements	12,162	9,791
Fixed Assets in Process	1,241	888
Total Property and Equipment	133,703	115,870
Less: Accumulated Depreciation and Amortization	(75,902)	(65,846)
Total Property and Equipment, net	$57,801	$50,024

Total depreciation and amortization expense relating to property and equipment amounted to $12.1 million, $10.1 million and $7.8 million in fiscal years 2026, 2025 and 2024, respectively. Of these amounts, $10.3 million, $8.2 million and $5.9 million was charged to cost of service revenue and cost of distribution sales in fiscal years 2026, 2025 and 2024, respectively. The remaining depreciation and amortization expense was charged to Selling, Marketing and Warehouse Expenses and General and Administrative Expenses on the Company's Consolidated Statements of Income.

NOTE 3 – LONG-TERM DEBT

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

In connection with the Credit Agreement, the Company entered into a syndicated loan. The lender of the Replaced Facility participated in the Credit Agreement. For accounting purposes, the transaction was accounted for as a debt modification; however, there were no remaining unamortized costs from the Replaced Facility. The Company incurred financing costs that will be deferred and amortized on a straight-line basis over the term of the Credit Agreement. These amounts are included in Other Assets in the Consolidated Balance Sheets.

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

As of March 28, 2026, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which $99.9 million was outstanding.

Interest and Other Costs: Effective July 1, 2023, interest on outstanding borrowings under the revolving credit facility accrued, at Transcat’s election, at either the variable Daily Simple SOFR or a fixed rate for a designated period at the SOFR corresponding to such period (subject to a 1.00% floor), in each case, plus a margin.  Unused fees accrued based on the average daily amount of unused credit available on the revolving credit facility. Interest rate margins and unused fees are determined on a quarterly basis based upon the Company’s calculated leverage ratio. The Company’s weighted average interest rate for the revolving credit facility for fiscal year 2026 was 5.6%.

Covenants: The Credit Facility has certain covenants with which the Company is required to comply, including a fixed charge ratio covenant, which prohibits the Company's fixed charge ratio from being less than 1.20 to 1.00, and a leverage ratio covenant, which prohibits the Company's leverage ratio of outstanding indebtedness to consolidated EBITDA from exceeding 3.00 to 1.00. The Company was in compliance with all financial covenants and requirements during fiscal years 2026 and 2025.

Other Terms: The Company pledged all of its U.S. tangible and intangible personal property, the equity interests of its U.S.-based subsidiaries, and a majority of the common stock of Transcat Canada Inc. and Cal Op Ex Limited as collateral security for the loans made under the Credit Facility.

NOTE 4 – INCOME TAXES

Transcat’s income before income taxes on the Consolidated Statements of Income is as follows (amounts in thousands):

	FY 2026	FY 2025	FY 2024
United States	$7,760	$16,983	$15,064
Foreign	229	1,343	3,375
Total	$7,989	$18,326	$18,439

The provision for income taxes for fiscal years 2026, 2025 and 2024 is as follows:

	FY 2026	FY 2025	FY 2024
Current Tax Provision:
Federal	$690	$2,437	$4,099
State	905	971	1,067
Foreign	191	383	1,185
	$1,786	$3,791	$6,351
Deferred Tax (Benefit) Provision:
Federal	$1,179	$182	$(809)
State	(88)	(173)	(316)
Foreign	(264)	11	(434)
	$827	$20	$(1,559)
Provision for Income Taxes	$2,613	$3,811	$4,792

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income for fiscal year 2026 is as follows (amounts in thousands):

	FY 2026	(Effective Tax Rate)
Federal Income Tax at Statutory Rate	$1,678	21.0%
State Income Taxes, net of federal benefit^	646	8.1%
Federal, State and Foreign Tax Credits	-	0.0%
Foreign tax effects:
Canada:
Deferred tax basis adjustment	(232)	(2.9)%
Other	51	0.6%
Other foreign jurisdictions	59	0.7%
Effect of cross-border tax laws:
Other	(9)	(0.1)%
Nontaxable or nondeductible items:
Restricted Stock award shortfall (windfall)	153	1.9%
162(m) Limitation	236	3.0%
Other Adjustments, net	31	0.4%
Total	$2,613	32.7%

^ The state and local jurisdictions that contribute the majority (greater than 50%) of the tax effect in this category are Massachusetts, Minnesota, California, New York, Pennsylvania and Puerto Rico.

A reconciliation of the income tax provision computed by applying the statutory U.S. federal income tax rate and the income tax provision reflected in the Consolidated Statements of Income for fiscal years 2025 and 2024 is as follows (amounts in thousands):

	FY 2025	FY 2024
Federal Income Tax at Statutory Rate	$3,848	$3,872
State Income Taxes, net of federal benefit	630	593
Federal, State and Foreign Tax Credits	-	(87)
Foreign Rate Differential	110	41
Tax Impact of Equity Awards	(1,130)	(634)
162(m) Limitation	276	805
Non-Deductible Acquisition Costs	-	71
GILTI and 78 Gross Up	(30)	112
Other, net	107	19
Total	$3,811	$4,792

	March 28,	March 29,
	2026	2025
Deferred Tax Assets:
Accrued Liabilities	$539	$423
Lease Liabilities	7,780	5,707
Performance-Based Stock Award Grants	1,709	1,053
Net Operating losses	414	337
Inventory Reserves	57	61
Non-Qualified Deferred Compensation Plan	-	24
Post Retirement Health Care Plans	253	262
Stock-Based Compensation	1,251	870
Capitalized Inventory Costs	279	183
Other	904	829
Total Deferred Tax Assets	$13,186	$9,749

Deferred Tax Liabilities:
Goodwill and Intangible Assets	$(5,830)	$(5,701)
Right of Use Assets	(7,512)	(5,635)
Depreciation	(10,011)	(7,667)
Other	-	(32)
Total Deferred Tax Liabilities	$(23,353)	$(19,035)

Net Deferred Tax Liabilities	$(10,167)	$(9,286)

Income taxes paid (net of refunds) for the year ended March 28, 2026, are disaggregated by jurisdiction as follows (in thousands):

March 28,
2026
U.S. Federal	$1,284
State:
Minnesota	193
California	57
New York	41
Wisconsin	41
Other	314
Canada	287
Other Foreign	-
Total Income Taxes Paid	$2,217

The Company files income tax returns with the U.S. government and various states as well as foreign governments. Open fiscal years subject to U.S. Government federal examination are 2023 through 2025. Open fiscal years subject to state examination are 2021 through 2025. The Company also files in Canada and Ireland.  Open fiscal years subject to examination for Canada are 2022 through 2025; open fiscal years subject to examination for Ireland are 2022 to 2025. There are no income tax years currently under examination by the Internal Revenue Service, states, Canadian and Irish tax authorities. The Company's foreign subsidiary undistributed earnings are considered to be permanently reinvested. At  March 28, 2026, the Company had net operating loss (NOL) carryforwards of $1.3 million in the U.S. and $0.7 million in Ireland, which could be used to offset future taxable income and reduce income tax expense. These NOL carryforwards do not expire.

The Company’s policy regarding interest and/or penalties related to income tax matters is to recognize such items as a component of the income tax provision. The Company recognized no interest expense or penalties associated with uncertain tax benefits accrued for fiscal years 2026, 2025 and 2024. In accordance with applicable accounting guidance, the amount of unrecognized tax liability from uncertain positions was $0 at year-end for fiscal years 2026, 2025 and 2024.

The Company assesses its deferred tax assets annually for expected utilization. If deemed necessary, valuation allowances are established to reduce the deferred tax assets to their net realizable value to the extent it is more likely than not that some portion or all of the deferred tax assets will not be realized based on the character of the carryforward item, the associated taxing jurisdiction, the relevant history for the particular item, the applicable expiration dates, and identified actions under the control of the Company in realizing such assets. The Company assesses the available positive and negative evidence surrounding the recoverability of the deferred tax assets and applies its judgment in estimating the amount of valuation allowance necessary. The Company has determined that a valuation allowance of $0 is appropriate for fiscal years 2026, 2025 and 2024.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted into law. The legislation includes several changes to U.S. federal income tax law that generally allow for more favorable deductibility of certain business expenses beginning in calendar year 2025, including the restoration of immediate expensing for domestic research and development expenditures and the reinstatement of 100% bonus depreciation for qualified property. The OBBBA also includes certain modifications to the U.S. taxation of foreign activity, including changes to rules governing foreign tax credits, Global Intangible Low-Taxed Income (“GILTI”), Foreign-Derived Intangible Income (“FDII”), and the Base Erosion and Anti-Abuse Tax (“BEAT”), among other changes. Most of these modifications to the U.S. taxation of foreign activity are generally effective for tax years beginning after December 31, 2025.  Certain benefits from the OBBBA, such as utilizing the restored 100% bonus depreciation rules for assets acquired after January 19, 2025, were included in the provision for income taxes for fiscal year 2026. The impacts of the benefits of the OBBBA were not material to the provision for income taxes for fiscal year 2026.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Defined Contribution Plan. All of Transcat’s U.S. based employees are eligible to participate in a defined contribution plan, the Long-Term Savings and Deferred Profit Sharing Plan (the “Plan”), provided they meet certain qualifications. In fiscal years 2026, 2025 and 2024, the Company matched 50% of the first 6% of pay that eligible employees contribute to the Plan.

In the long-term savings portion of the Plan (the “401K Plan”), plan participants are entitled to a distribution of their vested account balance upon termination of employment or retirement. Plan participants are fully vested in their contributions while Company contributions are fully vested after three years of service. The Company’s matching contributions to the 401K Plan were approximately $2.1 million, $1.8 million and $1.5 million in fiscal years 2026, 2025 and 2024, respectively, and were recorded in general and administrative expenses in the accompanying Consolidated Statements of Income.

In the deferred profit sharing portion of the Plan, Company contributions are made at the discretion of the Company’s Board of Directors. The Company made no profit sharing contributions in fiscal years 2026, 2025 and 2024.

Employee Stock Purchase Plan. The Company has an Employee Stock Purchase Plan (the “ESPP”) that allows for eligible employees as defined in the ESPP to purchase common shares of the Company through payroll deductions at a price that is 85% of the closing market price on the second last business day of each calendar month (the “Investment Date”).  650,000 shares can be purchased under the ESPP. The difference between the closing market price on the Investment Date and the price paid by employees is recorded as a general and administrative expenses in the accompanying Consolidated Statements of Income. The expense related to the ESPP was $0.1 million in fiscal year 2026 and less than $0.1 million in fiscal years 2025 and 2024.

Non-Qualified Deferred Compensation Plan. The Company has available a non-qualified deferred compensation plan (the “NQDC Plan”) for directors and officers. Participants are fully vested in their contributions. At its discretion, the Company may elect to match employee contributions, subject to legal limitations in conjunction with the 401K Plan, which fully vest after three years of service. During fiscal years 2026, 2025 and 2024, the Company did not match any employee contributions. Participant accounts are adjusted to reflect performance, whether positive or negative, of selected investment options chosen by each participant during the deferral period. In the event of bankruptcy, the assets of the NQDC Plan are available to satisfy the claims of the Company’s general creditors. The liability for compensation deferred under the NQDC Plan was de minimis as of  March 28, 2026 and $0.1 million as of  March 29, 2025, and is included as a component of other liabilities (non-current) on the Consolidated Balance Sheets.

Post Retirement Health Care Plans. The Company has a defined benefit post retirement health care plan which provides long-term care insurance benefits, medical and dental insurance benefits and medical premium reimbursement benefits to eligible retired corporate officers and their eligible spouses (the “Officer Plan”).

The change in the post retirement benefit obligation is as follows (amounts in thousands):

	FY 2026	FY 2025	FY 2024
Post retirement benefit obligation, at beginning of fiscal year	$1,012	$1,134	$1,266
Service cost	12	13	14
Interest cost	53	56	60
Plan Amendments	17	-	-
Benefits paid	(78)	(102)	(121)
Actuarial (gain) loss	171	(89)	(85)
Post retirement benefit obligation, at end of fiscal year	1,187	1,012	1,134
Fair value of plan assets, at end of fiscal year	-	-	-
Funded status, at end of fiscal year	$(1,187)	$(1,012)	$(1,134)

Accumulated post retirement benefit obligation, at end of fiscal year	$1,187	$1,012	$1,134

The accumulated post retirement benefit obligation is included as a component of other liabilities (non-current) in the Consolidated Balance Sheets. The components of net periodic post-retirement benefit cost and other amounts recognized in other comprehensive income are as follows (amounts in thousands):

	FY 2026	FY 2025	FY 2024
Net periodic post retirement benefit cost:
Service cost	$12	$13	$14
Interest cost	53	56	60
Amortization of prior service cost	(7)	10	15
Total Net periodic post retirement benefit cost:	58	79	89
Benefit obligations recognized in other comprehensive income (loss):
Amortization of prior service cost	7	(10)	(15)
Prior service cost	-	-	-
Net actuarial (gain)/loss	171	(89)	(85)
	178	(99)	(100)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$236	$(20)	$(11)

Amount recognized in accumulated other comprehensive income (loss), at end of fiscal year:
Unrecognized prior service cost	$143	$(36)	$63

The prior service cost is amortized over the average remaining life expectancy of active participants in the Officer Plan. The estimated prior service cost that will be amortized from accumulated other comprehensive income into net periodic post-retirement benefit cost during fiscal year 2027 is less than $0.1 million.

The post retirement benefit obligation was computed by an independent third-party actuary. Assumptions used to determine the post retirement benefit obligation and the net periodic postretirement benefit cost were as follows:

	March 28,	March 29,
	2026	2025
Weighted average discount rate	5.5%	5.4%

Medical care cost trend rate:
Trend rate assumed for next year	8.5%	7.8%
Ultimate trend rate	4.0%	4.0%
Year that rate reaches ultimate trend rate	2075	2075

Dental care cost trend rate:
Trend rate assumed for next year and remaining at that level thereafter	4.0%	3.5%

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

Fiscal Year	Amount
2027	$116
2028	127
2029	137
2030	135
2031	85
Thereafter	$587

Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated post retirement benefit obligation and the annual net periodic post retirement benefit cost by $0.1 million. A one percentage point decrease in the healthcare cost trend would decrease the accumulated post retirement benefit obligation and the annual net periodic post-retirement benefit cost by $0.1 million.

NOTE 6 – STOCK-BASED COMPENSATION

In September 2021, the Transcat, Inc. 2021 Stock Incentive Plan (the “2021 Plan”) was approved by shareholders and became effective. The 2021 Plan provides for, among other awards, grants of restricted stock units and stock options to directors, officers and key employees at the fair market value at the date of grant. At March 28, 2026, 0.4 million shares of common stock were available for future grant under the 2021 Plan.

The Company receives an excess tax benefit related to restricted stock vesting and stock options exercised and redeemed. The discrete benefits related to share-based compensation and stock option activity in fiscal years 2026, 2025 and 2024 were $0.7 million, $1.3 million and $0.6 million, respectively.

Restricted Stock Units: The Company grants time-based and performance-based restricted stock units as a component of executive and key employee compensation. Expense for restricted stock unit grants is recognized on a straight-line basis for the service period of the stock award based upon fair value of the award on the date of grant. The fair value of the restricted stock unit grants is the quoted market price for the Company’s common stock on the date of grant. These restricted stock units are either time vested, or vest following the third fiscal year from the date of grant subject to cumulative diluted earnings per share (ending with fiscal year 2025) or cumulative Adjusted EBITDA targets over the eligible period.

During fiscal year 2026, on the date of the annual meeting of shareholders, the Company’s non-employee directors received an annual grant of restricted stock units valued at $120,000 that vests after one year.  During fiscal years 2025 and 2024, the Company's non-employee directors received an annual grant of restricted stock units valued at $85,000 and $50,000, respectively, that vested after one year.

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

On  January 6, 2026, the Compensation Committee (the "Committee") of the Board of Directors of the Company granted a special one-time equity award to certain members of the executive team under the 2021 Plan (the “Retention Awards”). The Committee granted approximately 56,000 restricted stock units with a grant date fair value of approximately $3.4 million. The Retention Awards will vest on  January 6, 2028, subject to continued employment and except as otherwise described in the form of award agreement.

The following table summarizes the non-vested restricted stock units outstanding as of March 28, 2026 (in thousands, except per unit data):

		Weighted
		Average
	Number	Grant Date
	Of	Fair
	RSUs	Value
Outstanding as of March 29, 2025	74,171	$101.63
Granted	168,261	$75.47
Vested	39,840	$92.24
Forfeited	877	$89.71
Outstanding as of March 28, 2026	201,715	$81.72

Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $6.8 million, $2.4 million and $3.2 million in fiscal years 2026, 2025 and 2024, respectively. As of March 28, 2026, unearned compensation, to be recognized over the grants’ respective service periods, totaled $12.0 million based on estimated achievement levels as of March 28, 2026.  If the maximum performance levels were achieved, the unearned compensation could be a maximum of $12.6 million.

Stock Options: The Company grants stock options to employees and directors with an exercise price equal to the quoted market price of the Company’s stock at the date of the grant. The fair value of stock options is estimated using the Black-Scholes option pricing formula that requires assumptions for expected volatility, expected dividends, the risk-free interest rate and the expected term of the option. Expense for stock options is recognized on a straight-lined basis over the requisite service period for each award. Options vest over a period of up to five years either in annual tranches or cliff vesting and expire either five years or ten years from the date of grant.

The following weighted-average assumptions were used to value options granted during fiscal years 2026, 2025 and 2024:

	FY 2026	FY 2025	FY 2024
Risk-Free Interest Rate	4.09%	4.35%	4.08%
Volatility Factor	46.75%	40.98%	37.27%
Expected Term (in Years)	4	4	6.34
Annual Dividend Rate	0.00%	0.00%	0.00%

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

The expense related to all stock option awards was $0.7 million, $0.8 million and $1.3 million in fiscal years 2026, 2025 and 2024, respectively.

The following table summarizes the Company’s options for fiscal year 2026 (amounts in thousands, except per option data):

			Weighted
		Weighted	Average
		Average	Remaining
	Number	Exercise	Contractual	Aggregate
	Of	Price Per	Term	Intrinsic
	Options	Option	(in Years)	Value
Outstanding as of March 29, 2025	174	72.14
Granted	4	82.59
Exercised	(1)	64.39
Forfeited	-	-
Outstanding as of March 28, 2026	177	72.42	5	$1,445
Exercisable as of March 28, 2026	113	$64.11	4	$1,293

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of fiscal year 2026 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on March 28, 2026. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.

Total unrecognized compensation cost related to non-vested stock options as of March 28, 2026 was $0.7 million, which is expected to be recognized over a period of three years. The aggregate intrinsic value of stock options exercised in fiscal years 2026, 2025 and 2024 was less than $0.1 million, $3.2 million and $1.3 million, respectively. Cash received from the exercise of options in fiscal years 2026, 2025 and 2024 was less than $0.1 million, $1.3 million and $1.5 million, respectively.

NOTE 7 – SEGMENT AND GEOGRAPHIC DATA

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

The Company's CODM is the President & Chief Executive Officer. Both of the Company's reportable segments are regularly reviewed by the CODM through monthly revenue, operating income and consolidated financial forecast updates and through regular and monthly meetings with the executive leadership team. The primary financial measures used by the CODM for the Company's reportable segments are revenue and operating income (loss). These measures are used by the CODM to make decisions on resource allocation, assess the performance of the business, and monitor budget versus actual results. Significant expenses that are regularly reviewed by the CODM include segment cost of revenue, segment selling, general and administrative expenses and various items affecting comparability, which are primarily related to the Company's acquisitive nature. The primary drivers of segment cost of revenue include labor, product and facilities costs, and the primary drivers of segment selling, general and administrative expenses include payroll, benefit and incentive costs. Items affecting comparability include depreciation, amortization, executive transition costs, transaction expenses and non-cash stock compensation.

The CODM does not review assets or other balance sheet information in evaluating the results of the Company's segments, and therefore, such information is not presented.

Year Ended March 28, 2026:
	Distribution	Service	Total
Revenue	$ 114,668	$ 217,209	$ 331,877
Less Significant Segment Expenses
Cost of Revenue	76,896	146,677
Selling, Marketing & Warehouse Expenses	15,073	27,692
General and Administrative Expenses	14,379	37,897
Operating Income	$ 8,320	$ 4,943	$ 13,263
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			4,602
Interest Income			(23)
Other Expense			695
Income Before Provision For Income Taxes			$ 7,989

Capital Expenditures	$ 6,779	$ 8,519
Depreciation and Amortization	$ 7,526	$ 18,646

Year Ended March 29, 2025:
	Distribution	Service	Total
Revenue	$ 96,993	$ 181,428	$ 278,421
Less Significant Segment Expenses
Cost of Revenue	68,199	120,769
Selling, Marketing & Warehouse Expenses	14,328	19,013
General and Administrative Expenses	11,772	26,466
Operating Income	$ 2,694	$ 15,180	$ 17,874
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			798
Interest Income			(825)
Other Income			(425)
Income Before Provision For Income Taxes			$ 18,326

Capital Expenditures	$ 8,007	$ 5,190
Depreciation and Amortization	$ 7,485	$ 11,082

Year Ended March 30, 2024:
	Distribution	Service	Total
Revenue	$ 89,956	$ 169,525	$ 259,481
Less Significant Segment Expenses
Cost of Revenue	63,403	112,272
Selling, Marketing & Warehouse Expenses	11,769	16,941
General and Administrative Expenses	10,046	25,269
Operating Income	$ 4,738	$ 15,043	$ 19,781
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			1,835
Interest Income			(808)
Other Expense			315
Income Before Provision For Income Taxes			$ 18,439

Capital Expenditures	$ 7,139	$ 6,141
Depreciation and Amortization	$ 4,284	$ 9,193

The following table presents geographic data for fiscal years 2026, 2025 and 2024 (dollars in thousands):

	FY 2026	FY 2025	FY 2024
Geographic Data:
Revenues to Unaffiliated Customers (1):
United States (2)	$309,883	$255,811	$235,117
Canada	17,275	17,162	16,666
Other International	4,719	5,448	7,698
Total	$331,877	$278,421	$259,481

Property and Equipment:
United States (2)	$51,891	$44,727	$33,507
Canada	4,830	4,866	5,415
Other International	1,080	431	22
Total	$57,801	$50,024	$38,944

(1)	Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(2)	United States includes Puerto Rico.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Transcat leases facilities, equipment, and vehicles under various non-cancelable operating leases. As of March 28, 2026, the remaining lease terms on our operating leases range from approximately one year to fifteen years, and include any renewal and/or termination options that are reasonably certain to be exercised by the Company. There is no transfer of title or option to purchase the leased assets upon expiration. The Company recognizes short-term leases on an as incurred basis and does not record a related lease asset or liability for such leases. Short-term lease expense was immaterial in fiscal years 2026, 2025 and 2024.

The components of lease expense for the current and prior-year comparative periods were as follows (dollars in thousands):

	FY 2026	FY 2025	FY 2024
Operating lease cost	$6,021	$6,606	$5,948
Amortization of Finance Right to Use Assets	280	-	-
Interest on Finance Right to Use Assets	26	-	-
Short Term Lease Expense	166	-	-
Variable lease cost	1,392	691	666
Total lease cost	$7,885	$7,297	$6,614

Supplemental cash flow information related to leases was as follows:

	FY 2026	FY 2025	FY 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$5,842	$2,018	$2,954
Operating cash flow from financing leases	$26	$-	$-
Financing cash flows from financing leases	$280	$-	$-
Right to Use Assets obtained in exchange for lease liabilities -operating	$12,131	$9,723	$4,965
Right to Use Assets obtained in exchange for lease liabilities - financing	$44	$-	$-

The minimum future annual rental payments under the non-cancelable leases at March 28, 2026 are as follows (in millions):

Fiscal Year	Operating	Financing
2027	$5.9	$0.3
2028	5.4	0.2
2029	4.5	0.1
2030	3.8	-
2031	3.3	-
Thereafter	21.3	-
Total minimum lease payments	$44.2	$0.6
Less: Imputed interest	11.1	-
Present value of remaining lease payments	$33.1	$0.6

The weighted average remaining lease term and weighted average discount rate for operating and finance leases are as follows:

	FY 2026	FY 2025	FY 2024
Weighted Average Lease Term - Finance Leases	2.33 years	-	-
Weighted Average Lease Term - Operating Leases	10 years	11 years	11 years
Weighted Average Discount Rate - Finance Leases	4.4%	-	-
Weighted Average Discount Rate - Operating Leases	5.7%	4.4%	4.1%

Contingencies:

In the normal course of business, the Company may have pending claims and legal proceedings. The Company maintains accrued expense balances for the estimated amounts of legal costs expected to be billed related to any significant matter. In the opinion of management, based on information available at this time, there are no current claims and proceedings that would have a material adverse effect on the consolidated financial statements. However, the outcomes of such legal claims and proceedings are subject to inherent uncertainties.

NOTE 9 – BUSINESS ACQUISITIONS

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

The total purchase price for Essco is approximately $85.4 million, consisting of $82.8 million in cash paid at closing and $2.8 million in accrued liabilities related to certain post-closing adjustments and payments less $0.2 million working capital receivable. There was a measurement period adjustment in December 2025 related to working capital that resulted in a $0.2 million decrease in goodwill. Subsequent to March 28, 2026, the working capital settlement was received. As of March 28, 2026, $2.8 million remains unpaid and is reflected in accrued compensation and other current liabilities in the Consolidated Balance Sheets. The purchase was primarily financed by a draw on the Credit Agreement. See Note 3 - Long-Term Debt for more details.

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

Since the acquisition, Essco has contributed revenue of $14.9 million and operating income of $0.2 million, which includes the negative impact of amortization of the acquired intangible assets.

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

The total purchase price for Martin was $81.7 million, consisting of $71.9 million in cash and the issuance of common stock valued at $9.9 million, including $2.0 million placed in escrow for certain post-closing adjustments and claims against the sellers, if any. There was a measurement period adjustment related to working capital that resulted in a $0.1 million decrease in goodwill. The $2.0 million escrow was released to the sellers in December 2025.

The following is a summary of the final purchase price allocation, in the aggregate, to the fair value of Martin's assets and liabilities acquired on December 10, 2024 (in thousands):

Goodwill	$38,787
Intangible Assets – Customer Base & Contracts	32,000
Intangible Assets – Trademarks and Tradenames	3,200
73,987

Plus: Cash and Cash Equivalents	296
Accounts Receivable, net	4,652
Property and Equipment, net	3,412
Right To Use Assets	5,811
Prepaid Expenses and Other Current Assets	475
Less: Current Liabilities	(1,098)
Lease Liabilities	(5,813)
Total Purchase Price	$81,722

Becnel:  Effective  April 15, 2024, the Company acquired Becnel Rental Tools, LLC, a Louisiana limited liability company ("Becnel"), pursuant to an Agreement and Plan of Merger (the “Becnel agreement”), by and among the Company, Becnel and the other parties thereto. Becnel is an ISO 9001:2015 certified provider of rental tools and services primarily utilized in the decommissioning and maintenance of oil wells. This transaction aligned with a key component of the Company’s acquisition strategy of targeting businesses that expand the depth and breadth of the Company’s service and rental capabilities.

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

The total purchase price for Becnel was $49.8 million consisting of up to $17.5 million in cash and the issuance of our common stock valued at $32.3 million.  Pursuant to the Becnel agreement, the Company held back approximately $2.5 million of the purchase price for certain potential post-closing adjustments.  This included $0.5 million withheld for ordinary post-closing adjustments and $2.0 million withheld that was subject to revenue target achievement. The $0.5 million holdback was paid to the sellers in April 2025.

Pursuant to the Becnel agreement, the purchase price was subject to reduction by $2.0 million if certain revenue targets were not met through April 15, 2026.  As of April 15, 2024, the estimated fair value of this contingent consideration, classified as Level 3 in the fair value hierarchy, was approximately $1.5 million.  50% of this contingent consideration was payable in cash and 50% of this contingent consideration was payable in 9,283 shares of Transcat common stock.  The cash portion of the contingent consideration was initially classified as a liability and recorded in other liabilities in the Consolidated Balance Sheets.  The stock portion of the contingent consideration was classified as equity and recorded in shareholders equity in the Consolidated Balance Sheets. The cash portion of the contingent consideration was remeasured quarterly. After reviewing the fiscal year 2026 forecast, the Company revalued the contingent consideration payout during the fourth quarter of fiscal year 2025 and recognized a non-cash gain of approximately $0.8 million, which left a contingent liability of zero as of March 29, 2025. The gain was recorded in general and administrative expenses in its Consolidated Statement of Income. As of March 28, 2026, the estimated fair value of the contingent consideration, classified as Level 3 in the fair value hierarchy, remained zero. Subsequent to year end, on April 15, 2026, the adjustment period expired and revenue targets were not met.

The following is a summary of the final purchase price allocation of Becnel's assets and liabilities acquired on April 15, 2024 (in thousands):

Goodwill	$32,811
Intangible Assets – Customer Base & Contracts	7,200
Intangible Assets – Trademarks and Tradenames	840
40,851

Plus: Cash and Cash Equivalents	214
Accounts Receivable, net	3,041
Property and Equipment, net	5,848
Prepaid Expenses and Other Current Assets	79
Less: Current Liabilities	(210)
Total Purchase Price	$49,823

NEXA: In connection with the acquisition of NEXA, there were potential earn-out payments of up to $7.5 million over the four-year period following the closing of the transaction based upon NEXA achieving certain annual revenue and EBITDA goals.

During fiscal year 2024, the Company entered into an Amendment to the Share Purchase Agreement with NEXA (the “First Amendment”). Pursuant to the First Amendment, the potential earn-out payments would have been up to $7.1 million for the Earn-Out years of calendar year 2023, 2024 and 2025 based upon NEXA achieving certain EBITDA goals. If achieved, the earn-out payments would be made in shares of common stock unless certain criteria was met for cash payment. In fiscal year 2025, the Company entered into an Amendment to the Share Purchase Agreement with NEXA (the “Second Amendment”). Pursuant to the Second Amendment, the Company agreed to pay approximately $0.5 million for the Earn-Out year of calendar year 2023 and removed the entitlement for any future earn-out payments. This payment was made during fiscal year 2025.

The results of acquired businesses are included in Transcat’s consolidated operating results as of the dates the businesses were acquired. The following unaudited pro forma information presents the Company’s results of operations as if the acquisitions of Essco had occurred at the beginning of fiscal year 2025. The pro forma results do not purport to represent what the Company’s results of operations actually would have been if the transactions had occurred at the beginning of the period presented or what the Company’s operating results will be in future periods.

	(Unaudited)
	Fiscal Year Ended
	March 28,	March 29,
(in thousands except per share information)	2026	2025

Total Revenue	$339,951	$300,747
Net Income	$6,029	$14,163
Basic Earnings Per Share	$0.65	$1.54
Diluted Earnings Per Share	$0.64	$1.53

Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on their estimated fair value at the date of acquisition and at subsequent remeasurement periods, as applicable.  As of March 28, 2026, no contingent consideration and $2.2 million of other holdback amounts were unpaid and are reflected in accrued compensation and other current liabilities on the Consolidated Balance Sheets. As of March 29, 2025, no contingent consideration and $2.8 million of other holdback amounts were unpaid and reflected in current liabilities on the Consolidated Balance Sheets and $1.6 million of other holdback amounts unpaid were reflected in other liabilities in the Consolidated Balance Sheets. $2.7 million of holdback amounts were paid in fiscal year 2026 and 2025, respectively. During fiscal year 2024, $0.8 million of holdback amounts were paid.

During fiscal years 2026, 2025 and 2024, acquisition costs of $0.7 million, $1.3 million and $1.2 million, respectively, were recorded as incurred as general and administrative expenses in the Consolidated Statements of Income.

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

The Company allows its employees the option of satisfying the employee tax withholding obligations with either cash or a net share issuance. The net issuance of shares was due to covering employee tax-withholding obligations for share award and stock option activity, totaling $0.4 million in fiscal year 2026, $3.6 million in fiscal year 2025 and $4.9 million in fiscal year 2024.

NOTE 11 – SUBSEQUENT EVENTS

Effective March 29, 2026, Jaime Irick became the Company's President and Chief Executive Officer. The Company entered into an executive employment agreement (the “Employment Agreement”) with Mr. Irick that is effective as of March 29, 2026. Pursuant to the Employment Agreement, Mr. Irick will be entitled to an initial base salary of $650,000 per annum, a target performance-based cash incentive award of 100% of his base salary for fiscal 2027, and equity incentive awards under the Company’s long-term incentive compensation plan, consistent with the Company’s historical awards for executive officers, with a target value of $2.3 million for fiscal 2027. Mr. Irick will be subject to the Company’s stock ownership objectives for directors and executive officers and is eligible to participate in and receive benefits under the Company’s standard benefit programs.

On April 9, 2026, the Company acquired SCM Metrology and Laboratories S.A, a privately-held calibration services provider, based in Costa Rica to advance the Company's strategy to grow alongside customers in high-growth, highly regulated markets. The acquisition price of approximately $13 million was paid in cash and is subject to customary adjustments and holdback provisions. The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. As of the date these financial statements were issued, the Company has not completed its initial accounting for the acquisition because the valuation of certain assets acquired and liabilities assumed, including but not limited to identifiable intangible assets, property and equipment, and contingent liabilities, is still in process. Accordingly, the Company is unable to provide the disclosures required by ASC 805, including the preliminary allocation of purchase consideration and certain pro forma financial information.

The Company expects to finalize the initial accounting for the acquisition as soon as practicable during the measurement period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of our current management, including our Chief Executive Officer (our principal executive officer) (“CEO”) and our Chief Financial Officer (our principal financial officer) (“CFO”), we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation of our disclosure controls and procedures, our CEO and our CFO have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report because of certain material weaknesses in internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of the end of the period covered by this report were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”)). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

Effective August 5, 2025, the Company acquired Essco Calibration Laboratory (“Essco”). Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of March 28, 2026, the internal controls of Essco, which represent 2.3% of our total assets exclusive of acquired intangible assets and goodwill and 4.5% of our consolidated revenues included in the consolidated financial statements of the Company as of and for the fiscal year ended March 28, 2026. This exclusion is permitted under the rules of the Securities and Exchange Commission.

Based on its assessment, management concluded that the Company’s internal control over financial reporting was not effective as of the end of the period covered by this report, due to the material weaknesses described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

We did not maintain an effective Control Environment based on the criteria established in the COSO Framework and identified deficiencies in the principles associated with the Control Environment and Control Activities components of the COSO Framework that constitute material weaknesses, either individually or in the aggregate. Specifically, we failed to maintain sufficient qualified resources with the appropriate level of knowledge, experience, and training necessary to support accounting and financial reporting processes and controls.

The material weakness in the Control Environment contributed to the following Control Activities’ material weaknesses: We did not design and maintain adequate controls within the revenue process that resulted in material weaknesses, either individually or in the aggregate, over (a) management’s review of established pricing and contract terms to support recorded revenue, (b) review of the completeness and accuracy of customer order entry, quantity and pricing, and (c) the determination of the appropriate period for revenue recognition.

Remediation Plan

We initiated and will continue to implement measures designed to improve our internal control over financial reporting to remediate these material weaknesses with oversight from the Audit Committee of the Board of Directors, including the following:

●	We will continue to hire qualified professionals to strengthen the design, implementation and execution of internal controls.
●	We are enhancing the design of existing controls and implementing new controls related to pricing and contract terms, customer order entry and revenue recognition.
●	We will continue to provide training to control owners emphasizing the importance of timely and proper execution of their assigned control activities.
●	We will continue to augment our internal resources by engaging external consultants with technical experience in accounting and financial reporting until our controls are designed and implemented.
●	We are evaluating process improvements and technology solutions to reduce reliance on manual controls and enhance our internal control activities for financial reporting.

We are committed to the remediation of these material weaknesses and expect to successfully implement enhanced control processes. However, as we continue to evaluate and work to improve our internal control over financial reporting, we may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

The effectiveness of internal control over financial reporting, as of the end of the period covered by this report, has been audited by the Company’s independent registered public accounting firm, as stated in their attestation report included herein.

Changes in Internal Controls Over Financial Reporting

The Company is in the process of implementing internal control procedures related to the acquired business and expects this to be completed during fiscal 2027.

Except as noted in the previous sentence and as set forth above in connection with our material weaknesses, there were no other changes to internal controls over financial reporting that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Transcat, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Transcat, Inc. and subsidiaries (the “Company”) as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 28, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended March 28, 2026, of the Company and our report dated May 27, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Annual Report on Internal Control over Financial Reporting,  management excluded from its assessment the internal control over financial reporting at Essco Calibration Laboratory, LLC (“Essco”), which was acquired on August 5, 2025, and whose financial statements constitute 2.3% of total assets (exclusive of acquired intangible assets and goodwill) and 4.5% of revenues of the consolidated financial statement amounts as of and for the fiscal year ended March 28, 2026. Accordingly, our audit did not include the internal control over financial reporting at Essco Calibration Laboratory, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

The Company did not maintain an effective control environment or effective control activities based on the criteria established by COSO. Specifically, the Company did not maintain sufficient qualified personnel with the requisite knowledge, experience, and training to support its accounting and financial reporting processes and related controls. In addition, the Company did not design and maintain effective control activities within the revenue process to mitigate risks to an acceptable level, including controls over the review of established pricing and contract terms supporting recorded revenue, the completeness and accuracy of customer order entry data, including quantity and pricing, and the determination of the appropriate period for revenue recognition.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the fiscal year ended March 28, 2026 of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Rochester, New York

May 27, 2026

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our proxy statement for our 2026 Annual Meeting of Shareholders under the headings "Proposal One: Election of Directors," "Corporate Governance," “Delinquent Section 16(a) Reports” and "Executive Officers and Senior Management," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2026 fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our proxy statement for our 2026 Annual Meeting of Shareholders under the headings "Compensation Discussion and Analysis," "Director Compensation," "Compensation Committee Report," and "CEO Pay Ratio," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2026 fiscal year end.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the information presented in the table below, the information required by this Item 12 is incorporated herein by reference from our proxy statement for our 2026 Annual Meeting of Shareholders under the headings "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management," which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2026 fiscal year end.

Securities Authorized for Issuance Under Equity Compensation Plans as of March 28, 2026:

Equity Compensation Plan Information

(In Thousands, Except Per Share Amounts)

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon		under equity
	exercise of		compensation plans
	outstanding options	Weighted-average	(excluding
	and restricted stock	exercise price of	securities reflected
Plan category	units	outstanding options	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	389 (1)	$72.42 (2)	367 (3)
Equity compensation plans not approved by security holders	-	-	-
Total	389 (1)	$72.42 (2)	367 (3)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference from our proxy statement for our 2026 Annual Meeting of Shareholders under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2026 fiscal year end.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our proxy statement for our 2026 Annual Meeting of Shareholders under the heading “Proposal Three: Ratification of Selection of our Independent Registered Public Accounting Firm,” which proxy statement will be filed pursuant to Regulation 14A within 120 days after the March 28, 2026 fiscal year end.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See Index to Financial Statements included in Item 8 of Part II of this report.
(b)	Exhibits.

Index to Exhibits

(2)	Plan of acquisition, reorganization, arrangement, liquidation or succession

^	2.1	Agreement and Plan of Merger, dated August 8, 2023, by and among Transcat, Inc., Axiom Test Equipment, LLC, and the other parties thereto is incorporated herein by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023.

^	2.2	Agreement and Plan of Merger, dated April 15, 2024, by and among Transcat, Inc., Becnel Rental Tools, LLC, and the other parties thereto is incorporated by reference from Exhibit 2.2 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2024

^	2.3	Membership Unit Purchase Agreement, dated December 10, 2024, by and among Transcat, Inc., Martin Holding Inc., and Richard L. Brion is incorporated herein by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-3 (Registration No. 333-284412) filed on January 22, 2025.

^	2.4	Membership Unit Purchase Agreement, dated August 5, 2025, by and among Transcat, Inc., Essco Holdings Inc., and Michael Walsh, individually and as trustee of the Michael Walsh Revocable Trust of 2020 is incorporated herein by reference from Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025.

(3)	Articles of Incorporation and Bylaws

	3.1(a)

The Articles of Incorporation, as amended (the “Articles”), are incorporated herein by reference from Exhibit 4(a) to the Company’s Registration Statement on Form S-8 (Registration No. 33-61665) filed on August 8, 1995.

	3.1(b)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3(i) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

	3.1(c)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

	3.1(d)	Certificate of Amendment to the Articles is incorporated herein by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 26, 2015.

	3.2	Code of Regulations, as amended through September 11, 2024, is incorporated herein by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on September 13, 2024

(4)	Instruments Defining the Rights of Security Holders

	4.1	Description of Securities is incorporated herein by reference from Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended March 29, 2025.

(10)	Material contracts

#	10.1	Transcat, Inc. 2003 Incentive Plan, as Amended and Restated, is incorporated herein by reference from Appendix A to the Company’s definitive proxy statement filed on July 22, 2011 in connection with the 2011 Annual Meeting of Shareholders.

#	10.2

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

#	10.14	Form of Award Notice for Non-Qualified Stock Options granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2022.

#	10.15	Transcat, Inc. Post-Retirement Benefit Plan for Officers (Amended and Restated Effective April 2, 2012) is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

#	10.16	Transcat, Inc. Executive Officer and Director Share Repurchase Plan is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2011.

#	10.17	Transcat, Inc. 2009 Insider Stock Sales Plan, as amended, is incorporated herein by reference from Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

#	10.18	Form of Agreement for Severance Upon Change in Control is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2024.

^	10.19	Second Amended and Restated Credit Facility Agreement, dated as of July 7, 2021, by and between Transcat, Inc. and Manufacturers and Traders Trust Company is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2021.

	10.20	Lease Agreement between Gallina Development Corporation and Transcat, Inc. dated November 28, 2017, is incorporated herein by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2018.

	10.21	Lease Agreement between AK Leasehold I, LLC and Transcat, Inc. dated May 21, 2019, is incorporated herein by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 28, 2019.

	10.22	Registration Rights Agreement, dated August 8, 2023, by and among Transcat, Inc., Gary F. Shilts, trustee of the Shilts Family 2008 Trust, dated 5/6/2008, Joshua Shilts, Shannon Johnson, trustee of the Shannon and Gloria Johnson Living Trust, and Lavon M. Parrish is incorporated herein by reference from Exhibit 10.2 to the Company's Registration Statement on Form S-3 (Registration No. 333-274050) filed on August 17, 2023.

^	10.23	Registration Rights Agreement, dated April 15, 2024, by and among Transcat, Inc., Jason Becnel, Mark Becnel, and the other parties thereto is incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended March 30, 2024.

^	10.24	Credit Agreement, dated as of July 29, 2025, by and among Transcat Inc., the guarantors party thereto, Manufacturers and Traders Trust Company, Wells Fargo Securities, LLC, and the other lenders party thereto is incorporated herein by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025.

#^	10.25	Transition Agreement, dated as of August 21, 2025, by and between Transcat, Inc. and Lee D. Rudow is incorporated herein by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025.

#†	10.26	Special Equity Award Notice, dated as of August 21, 2025, granted pursuant to the Transcat, Inc. 2021 Stock Incentive Plan to Lee D. Rudow is incorporated herein by reference from Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2025.

#	10.27	Form of Retention Award Agreement is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 8, 2026.

#	10.28	Executive Employment Agreement, between Transcat, Inc. and Jaime Irick, effective as of March 29, 2026 is incorporated herein by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2026.

#	10.29	Form of Indemnification Agreement is incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2026.

(16)	Letter re change in certifying accountant

	16.1	Letter from Freed Maxick P.C. dated February 12, 2025 is incorporated herein by reference from Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on February 12, 2025.

	16.2	Letter from Freed Maxick P.C. dated June 2, 2025 is incorporated herein by reference from Exhibit 16.1 to the Company’s Amended Current Report on Form 8-K filed on June 2, 2025.

(19)	Insider trading policies and procedures

	19.1	Policy on Non-Public Information and Trading in Transcat Securities is incorporated herein by reference from Exhibit 19.1 to the Company’s Annual Report on Form 10-K for the year ended March 29, 2025.

(21)	Subsidiaries of the registrant

*	21.1	Subsidiaries

(23)	Consents of experts and counsel

*	23.1	Consent of Deloitte & Touche LLP

*	23.2	Consent of Freed Maxick, P.C.

(31)	Rule 13a-14(a)/15d-14(a) Certifications

*	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

**	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(97)	Policy relating to recovery of erroneously awarded compensation

	97.1	Transcat, Inc. Policy on Recoupment of Incentive Compensation is incorporated herein by reference from Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on May 28, 2024.

(101)	Interactive Data File

*	101.INS Inline XBRL Instance Document

*	101.SCH Inline XBRL Taxonomy Extension Schema Document

*	101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

*	101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document

*	101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document

*	101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

*	(104) Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this report.
**	Furnished with this report.
#	Management contract or compensatory plan or arrangement.
^	Schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish a copy of any omitted schedule or similar attachment to the Securities and Exchange Commission upon request.
†	Certain portions of this exhibit have been omitted (indicated by asterisks) pursuant to Item 601(b) of Regulation S-K, because such omitted information is (i) not material and (ii) the type of information that the Company treats as private or confidential

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRANSCAT, INC.

Date: May 27, 2026	/s/ Jaime A. Irick
By:	Jaime A.Irick
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature	Title

May 27, 2026	/s/ Jaime A. Irick	Director, President and Chief Executive Officer
	Jaime A. Irick	(Principal Executive Officer)

May 27, 2026	/s/ Thomas L. Barbato	Senior Vice President of Finance and
	Thomas L. Barbato	Chief Financial Officer
(Principal Financial Officer)

May 27, 2026	/s/ Kristina L. Johnston	Controller and Principal Accounting Officer
	Kristina L. Johnston	(Principal Accounting Officer)

May 27, 2026	/s/ Gary J. Haseley	Chairman of the Board of Directors
Gary J. Haseley

May 27, 2026	/s/ Craig D. Cairns	Director
Craig D. Cairns

May 27, 2026	/s/ Dawn DePerrior	Director
Dawn DePerrior

May 27, 2026	/s/ Oksana Dominach	Director
Oksana Dominach

May 27, 2026	/s/ Christopher Gillette	Director
Christopher Gillette

May 27, 2026	/s/ Mbago M. Kaniki	Director
Mbago M. Kaniki

May 27, 2026	/s/ Cynthia Langston	Director
Cynthia Langston

May 27, 2026	/s/ Robert L. Mecca	Director
Robert L. Mecca