Form 10-Q
period 2026-06-27
TRANSCAT INC
filed 2026-08-04
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark one)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: June 27, 2026
or
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to________
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of July 31, 2026 was 9,359,813.

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Three Months Ended
	June 27, 2026	June 28, 2025

Service Revenue	$62,559	$49,144
Distribution Revenue	30,386	27,280
Total Revenue	92,945	76,424

Cost of Service Revenue	41,381	32,935
Cost of Distribution Revenue	20,830	17,668
Total Cost of Revenue	62,211	50,603

Gross Profit	30,734	25,821

Selling, Marketing and Warehouse Expenses	11,374	9,515
General and Administrative Expenses	15,641	10,968
Total Operating Expenses	27,015	20,483

Operating Income	3,719	5,338

Interest Expense	1,518	451
Interest Income	(3)	(11)
Other Expense	19	333
Total Interest and Other Expense, net	1,534	773

Income Before Provision for Income Taxes	2,185	4,565
Provision for Income Taxes	854	1,304

Net Income	$1,331	$3,261

Basic Earnings Per Share	$0.14	$0.35
Basic Average Shares Outstanding	9,353	9,317

Diluted Earnings Per Share	$0.14	$0.35
Diluted Average Shares Outstanding	9,473	9,389
See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	June 27, 2026	June 28, 2025
Net Income	$1,331	$3,261

Other Comprehensive Income:
Currency Translation Adjustment	(339)	1,008
Other, net of tax effects of $2 and $— for the first quarter ended June 27, 2026 and June 28, 2025, respectively	4	-
Total Other Comprehensive (Loss)/Income	(335)	1,008

Comprehensive Income	$996	$4,269

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share and Per Share Amounts)

	June 27, 2026	March 28, 2026
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,709	$4,942
Accounts Receivable, less allowance for credit losses of $936 and $851 as of June 27, 2026 and March 28, 2026, respectively	66,748	65,170
Other Receivables	727	672
Inventory	14,777	13,705
Prepaid Expenses and Other Current Assets	6,773	7,973
Total Current Assets	95,734	92,462
Property and Equipment, net	58,368	57,801
Goodwill	226,808	218,185
Intangible Assets, net	78,194	77,706
Right to Use Assets	31,801	32,365
Other Assets	1,723	1,968
Total Assets	$492,628	$480,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$20,302	$17,931
Accrued Compensation and Other Current Liabilities	18,115	21,697
Total Current Liabilities	38,417	39,628
Long-Term Debt	110,385	99,885
Deferred Tax Liabilities, net	11,361	10,167
Lease Liabilities	28,391	29,000
Other Liabilities	1,175	1,188
Total Liabilities	189,729	179,868

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,359,263 and 9,333,953 shares issued and outstanding as of June 27, 2026 and March 28, 2026, respectively	4,680	4,670
Capital in Excess of Par Value	200,629	199,115
Accumulated Other Comprehensive Loss	(1,258)	(923)
Retained Earnings	98,848	97,757
Total Shareholders' Equity	302,899	300,619
Total Liabilities and Shareholders' Equity	$492,628	$480,487
See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash Flows from Operating Activities:
Net Income	$1,331	$3,261
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	45	54
Noncash Lease Expense	1,599	915
Deferred Income Taxes	2	24
Depreciation and Amortization	6,959	5,605
Amortization of Deferred Financing Costs	38	-
Provision for Accounts Receivable and Inventory Reserves	115	118
Stock-Based Compensation Expense	1,978	1,130
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(1,264)	(1,214)
Inventory	407	(745)
Prepaid Expenses and Other Current Assets	1,537	1,737
Accounts Payable	1,790	(3,300)
Accrued Compensation and Other Current Liabilities	(4,152)	(3,423)
Lease Liabilities	(1,567)	(915)
Income Taxes Payable	-	376
Net Cash Provided by Operating Activities	8,817	3,623

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(3,982)	(4,598)
Business Acquisitions, net of cash acquired	(12,808)	-
Net Cash Used in Investing Activities	(16,790)	(4,598)

Cash Flows from Financing Activities:
Proceeds From Revolving Credit Facility, net of lender fees	20,835	31,690
Repayment of Revolving Credit Facility	(10,335)	(29,399)
Repayments of Term Loan	—	(602)
Issuance of Common Stock, net of direct costs	1,161	257
Repayment of Financing Leases	(84)	-
Repurchase of Common Stock	(1,855)	-
Net Cash Provided by Financing Activities	9,722	1,946

Effect of Exchange Rate Changes on Cash and Cash Equivalents	18	(627)

Net Increase in Cash and Cash Equivalents	1,767	344
Cash and Cash Equivalents at Beginning of Period	4,942	1,517
Cash and Cash Equivalents at End of Period	$6,709	$1,861

TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(Dollars in Thousands)

	Three Months Ended
	June 27, 2026	June 28, 2025
Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest, net	$1,219	$457
Income Taxes, net	$(70)	$(180)
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Purchases of Property and Equipment in Accounts Payable	$332	$-
Operating Lease Assets Obtained in Exchange for Operating Lease Liabilities	$25	$6,594
Balance Sheet Reclassification of Inventory to Property and Equipment	$42	$234
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$457	$210
See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except Par Value Amounts)
(Unaudited)

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par Value	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total
	Shares	Amount
Balance as of March 28, 2026	9,334	$4,670	$199,115	$(923)	$97,757	$300,619
Issuance of Common Stock	52	21	1,140	-	-	1,161
Repurchase of Common Stock	(27)	(11)	(1,604)	-	(240)	(1,855)
Stock-Based Compensation	-	-	1,978	-	-	1,978
Other Comprehensive Loss	-	-	-	(335)	-	(335)
Net Income	-	-	-	-	1,331	1,331
Balance as of June 27, 2026	9,359	$4,680	$200,629	$(1,258)	$98,848	$302,899

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par Value	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total
	Shares	Amount
Balance as of March 29, 2025	9,315	$4,658	$191,167	$(1,469)	$92,524	$286,880
Issuance of Common Stock	3	1	214	-	-	215
Repurchase of Common Stock	-	-	37	-	5	42
Stock-Based Compensation	-	-	1,130	-	-	1,130
Other Comprehensive Income	-	-	-	1,008	-	1,008
Net Income	-	-	-	-	3,261	3,261
Balance as of June 28, 2025	9,318	$4,659	$192,548	$(461)	$95,790	$292,536
See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1– GENERAL
Description of Business: Transcat, Inc. (“Transcat,” “we,” “us,” “our” or the “Company”) is a leading provider of accredited calibration services, cost control and optimization services, and distribution and rental of value-added professional grade handheld test, measurement and control instrumentation. The Company is focused on providing services and products to highly regulated industries, particularly the life sciences industry, which includes pharmaceutical, biotechnology, medical device and other FDA-regulated businesses. Additional industries served include industrial manufacturing; energy and utilities, including oil and gas; chemical manufacturing; FAA-regulated businesses, including aerospace and defense and other industries that require accuracy in their processes, confirmation of the capabilities of their equipment, and for which the risk of failure is very costly.
Basis of Presentation: Transcat’s unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Accordingly, the Condensed Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, all adjustments considered necessary for a fair presentation (consisting of normal recurring adjustments) have been included. The results for the interim periods are not necessarily indicative of what the results will be for the fiscal year. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements as of and for the fiscal year ended March 28, 2026 (“fiscal year 2026”) contained in the Company’s Annual Report on Form 10-K for fiscal year 2026 filed with the SEC.
Use of Estimates: The preparation of Transcat’s Condensed Consolidated Financial Statements in accordance with GAAP requires that the Company make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions are used for, but not limited to, revenue recognition, estimated lives of intangible assets, fair value of the Company's reporting units, income taxes, and the valuation of assets acquired, liabilities assumed and consideration transferred in business acquisitions. Future events and their effects cannot be predicted with certainty; accordingly, accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the Condensed Consolidated Financial Statements may change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates. Such changes and refinements in estimation methodologies are reflected in reported results of operations in the period in which the changes are made and, if material, their effects are disclosed in the Notes to the Condensed Consolidated Financial Statements.
Cash and Cash Equivalents: Cash equivalents consist of highly liquid investments with an original maturity, when purchased, of three months or less and are stated at cost, which approximates fair value.
Accounts Receivable: Accounts receivable represents amounts due from customers in the ordinary course of business. These amounts are recorded net of the allowance for credit losses in the Condensed Consolidated Balance Sheets. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when it develops the estimate of expected credit losses. The allowance for credit losses is based upon the expected collectability of accounts receivable. The Company applies a specific formula to its accounts receivable aging, which may be adjusted on a specific account basis where the formula may not appropriately reserve for loss exposure. After all attempts to collect a receivable have failed, the receivable is written-off against the allowance for credit losses.

A summary of changes in the Company’s allowance for credit losses is as follows (amounts in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025

Allowance for Credit Losses, Beginning Balance	$(851)	$(659)
Additions from Acquisitions	$(50)	$-
Provision for Credit Losses	$(94)	$(132)
Write-offs, net of Recoveries	$57	$157
Effect of Foreign Exchange on Allowance for Credit losses	2	(8)
Allowance for Credit Losses, Ending Balance	$(936)	$(642)
Inventory: Inventory consists of finished goods purchased for resale and is valued at the lower of average cost or net realizable value. In the normal course of business, certain inventory items are transferred to property and equipment to be rented to customers. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience and current demand, to specific categories of inventory. The Company evaluates the valuation of inventory on a quarterly basis.
Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. Goodwill is allocated to the Company's two reporting units: Service and Distribution. The Company tests goodwill for impairment for each reporting unit on an annual basis as of the first day of the fourth quarter of each fiscal year, or more frequently if conditions indicate that such impairment could exist. As of June 27, 2026, no accumulated impairment loss has been recognized for the Company's goodwill.
A summary of changes in the Company’s goodwill is as follows (amounts in thousands):

	Goodwill
	Distribution	Service	Total
Net Book Value as of March 28, 2026	$59,999	$158,186	$218,185
Additions	2,696	6,289	8,985
Currency Translation Adjustment	(54)	(308)	(362)
Net Book Value as of June 27, 2026	$62,641	$164,167	$226,808
Intangible assets, namely customer base, covenants not to compete, and tradenames/trademarks, represent an allocation of purchase price to identifiable intangible assets of an acquired business. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.
The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of June 27, 2026 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer Base	$122,781	$(49,878)	$72,902
Covenant not to Compete	3,605	(3,349)	257
Tradenames/Trademarks	6,740	(1,725)	5,015
Other	905	(885)	20
Intangible Assets, net	$134,031	$(55,837)	$78,194

The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of March 28, 2026 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer Base	$118,844	$(46,859)	$71,985
Covenant not to Compete	3,611	(3,258)	353
Tradenames/Trademarks	6,740	(1,396)	5,344
Other	905	(881)	24
Intangible Assets, net	$130,100	$(52,394)	$77,706
Amortization expense relating to intangible assets is expected to be (amounts in thousands):

Fiscal Year	Amount
Nine months remaining in 2027	$9,955
2028	11,861
2029	10,464
2030	9,175
2031	7,873
Thereafter	28,866
Total	$78,194

Amortization expense relating to intangible assets was $3.5 million and $2.8 million in the three months ended June 27, 2026 and June 28, 2025, respectively, and is recorded in Selling, Marketing and Warehouse Expenses in the Company's Condensed Consolidated Statements of Income.
Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	June 27, 2026	March 28, 2026
Current Liabilities:
Accrued Payroll and Employee Benefits	$5,049	$5,938
Accrued Incentives	3,878	5,534
Current Portion of Lease Liabilities - Operating	4,402	4,107
Current Portion of Lease Liabilities - Financing	71	270
Accrued Acquisition Holdbacks	2,247	2,247
Accrued Sales Tax	549	609
Other Current Liabilities	1,919	2,992
Accrued Compensation and Other Current Liabilities	$18,115	$21,697

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,175	$1,188
Other Liabilities	$1,175	$1,188
Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company generates revenue from distribution product sales, equipment rental arrangements, and service offerings.
For rental and certain service arrangements that extend across reporting periods, the Company records unbilled revenue or deferred revenue, as applicable, to reflect revenue recognized in advance of or subsequent to billing. Deferred revenue, unbilled revenue, and deferred contract costs recorded on the Company’s Condensed Consolidated Balance Sheets as of June 27, 2026 and March 28, 2026 were immaterial. Revenue recognized during the three months ended June 27, 2026 from performance obligations satisfied in prior periods was immaterial.
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
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting period was $6.7 million and $7.3 million as of June 27, 2026 and March 28, 2026, respectively. These are expected to be recognized revenue in one year or less. As of June 27, 2026, the Company had a de minimis amount of unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Accordingly, the Company has elected to not disclose information about remaining performance obligations.
See Note 4 for disaggregated revenue information related to the Company's segments and geographical data.
The following table presents a summary of the Company's net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales
	Three Months Ended
	June 27, 2026	June 28, 2025
Point-in-Time	82.9%	85.1%
Over Time - Output Method	17.1%	14.9%
Total	100.0%	100.0%
Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Condensed Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the first three months of fiscal year 2027 and fiscal year 2026, the Company recorded non-cash stock-based compensation cost of $2.0 million and $1.1 million, respectively, in the Condensed Consolidated Statements of Income.
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

For the first three months of fiscal year 2027 and fiscal year 2026, the net additional common stock equivalents had no effect on the calculation of diluted earnings per share. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Average Shares Outstanding – Basic	9,353	9,317
Effect of Dilutive Common Stock Equivalents	120	72
Average Shares Outstanding – Diluted	9,473	9,389
Anti-dilutive Common Stock Securities	81	79
Recently Adopted Accounting Pronouncements:
In July 2025, the FASB issued Accounting Standards Update ("ASU") 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for interim and annual reporting periods beginning in fiscal 2027. The Company has elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset when it develops the estimate of expected credit losses. The adoption of the ASU did not have a material impact on the Company’s financial statement disclosures.
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
NOTE 2– LONG-TERM DEBT
In April 2026, the Company borrowed $13.0 million under the Credit Facility for the acquisitions of SCM Metrology and Laboratories S.A. and SCM Metrologia Honduras, S.A. (together, "SCM"). In June 2026, the Company repaid $2.5 million. As of June 27, 2026, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which $110.4 million was outstanding.
Interest and Other Costs: The Company’s weighted average interest rate for the revolving credit facility for the first quarter of fiscal year 2027 was 5.2%.
Covenants: The Company was in compliance with all financial covenants and requirements during and as of the three months ended June 27, 2026.

NOTE 3– STOCK-BASED COMPENSATION
Restricted Stock Units:
The following table summarizes the non-vested restricted stock units outstanding as of June 27, 2026 (in thousands, except per unit data):

	Number Of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of March 28, 2026	201,715	$81.34
Granted	64,390	$77.35
Vested	-	$-
Forfeited	3,901	$87.34
Outstanding as of June 27, 2026	262,204	$80.27
Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $2.0 million and $0.9 million in the first quarter of fiscal year 2027 and fiscal year 2026, respectively. As of June 27, 2026, unearned compensation, to be recognized over the grants’ respective service periods, totaled $14.2 million based on estimated achievement levels as of June 27, 2026. If the maximum performance levels were achieved, the unearned compensation could be as much as $16.3 million.
Stock Options: There were no stock option grants for the first three months of fiscal year 2027. The following weighted-average assumptions were used to value options granted during the first three months of fiscal year 2026:

Three Months Ended
June 28, 2025

Risk-Free Interest Rate	3.84%
Volatility Factor	46.85%
Expected Term (in Years)	4.00
Annual Dividend Rate	0.00%
The expense related to all stock option awards was $0.1 million in the first three months of fiscal year 2027 and $0.2 million in the first three months of fiscal year 2026.

The following table summarizes the Company’s options as of and for the first three months ended June 27, 2026 (in thousands, except price per option data and years):

	Number Of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 28, 2026	177	$72.42
Granted	-	$—
Exercised	(15)	$64.87
Forfeited	-	$-
Outstanding as of June 27, 2026	162	$68.74	4	$3,651
Exercisable as of June 27, 2026	118	$66.10	4	$3,169
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal year 2027 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on June 27, 2026. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
Total unrecognized compensation cost related to non-vested stock options as of June 27, 2026 was $0.6 million, which is expected to be recognized over a period of [three years]. The aggregate intrinsic value of stock options exercised during the first three months of fiscal year 2027 was $0.4 million. Cash received from the exercise of options in the first three months of fiscal year 2027 was $1.0 million. There were no options exercised in the first three months of fiscal year 2026.
NOTE 4– SEGMENT INFORMATION
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

Three Months Ended June 27, 2026:
	Distribution	Service	Total
Revenue	$30,386	$62,559	$92,945
Less Significant Segment Expenses
Cost of Revenue	20,830	41,381
Selling, Marketing & Warehouse Expenses	3,775	7,599
General and Administrative Expenses	4,342	11,299
Operating Income	$1,439	$2,280	$3,719
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			1,518
Interest Income			(3)
Other Expense			19
Income Before Provision For Income Taxes			$2,185

Capital Expenditures	$2,388	$1,926
Depreciation and Amortization	$1,908	$5,006

Three Months Ended June 28, 2025:
	Distribution	Service	Total
Revenue	$27,280	$49,144	$76,424
Less Significant Segment Expenses
Cost of Revenue	17,668	32,935
Selling, Marketing & Warehouse Expenses	3,649	5,866
General and Administrative Expenses	3,191	7,777
Operating Income	$2,772	$2,566	$5,338
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			451
Interest Income			(11)
Other Expense			333
Income Before Provision For Income Taxes			$4,565

Capital Expenditures	$2,113	$2,485
Depreciation and Amortization	$1,842	$3,763
The following tables present geographic data for the first three months of fiscal year 2027 and fiscal year 2026 (dollars in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Revenue (1):
United States (2)	$87,091	$70,945
Canada	4,385	4,429
Other International	1,469	1,050
Total	$92,945	$76,424

	June 27, 2026	March 28, 2026
Property and Equipment:
United States (2)	$52,374	$51,891
Canada	4,701	4,830
Other International	1,293	1,080
Total	$58,368	$57,801
(1)Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(2)United States includes Puerto Rico.
NOTE 5– BUSINESS ACQUISITIONS
SCM: Effective April 9, 2026, the Company acquired 100% of the equity associated with SCM, a privately-held calibration services provider, based in Costa Rica to advance the Company's strategy to grow alongside customers in high-growth, highly regulated markets. The acquisition price of approximately $12.8 million was paid in cash and is subject to customary adjustments and holdback provisions. The purchase price was primarily financed by a draw on the Credit Facility.
The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. These amounts are considered preliminary as the Company is completing the analysis needed to settle working capital and the valuations required to allocate the purchase price. The primary assets acquired include goodwill of

$9.0 million and Customer Base and Contracts of $4.0 million, which will not be deductible for income tax purposes. Customer Base and Contracts will be amortized over 14 years. Goodwill and intangible assets related to the SCM acquisition have been allocated to both of the Company's segments: 70% to Service and 30% to Distribution.
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
The total purchase price for Essco is $85.4 million. As of June 27, 2026, $2.8 million remains unpaid and is reflected in accrued compensation and other current liabilities in the Condensed Consolidated Balance Sheets.
The Company estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. The following is a summary of the final purchase price allocation, in the aggregate, to the fair value of Essco's assets and liabilities acquired on August 5, 2025 (in thousands):

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
Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on the estimated fair value at the date of acquisition and at subsequent remeasurement dates, as applicable. As of June 27, 2026, no contingent consideration and $4.5 million of other holdback amounts were unpaid and are reflected in current liabilities on the Condensed Consolidated Balance Sheets.
During the first three months of fiscal years 2027 and 2026, acquisition costs were $0.6 million and less than $0.1 million, respectively, and were recorded as incurred as general and administrative expenses in the Condensed Consolidated Statements of Income.

NOTE 6– COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company may have pending claims and legal proceedings. The Company maintains accrued expense balances for the estimated amounts of legal costs expected to be billed related to any significant matter. In the opinion of management, based on information available at this time, there are no current claims and proceedings that would have a material adverse effect on the consolidated financial statements. However, the outcomes of such legal claims and proceedings are subject to inherent uncertainties and there exists the possibility that the ultimate resolution of any matter could have a material adverse impact on the Company's financial position and results of operations in the period in which any such effect is recorded.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipate,” “believes,” “continue,” “estimates,” “expects,” “focus,” “intend,” “potential,” “outlook,” “seek,” “strategy,” “target,” “could,” “can,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts and changes in interest rates, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated businesses as well as the industrial manufacturing, aerospace, defense, energy and utilities industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and changing trade relations, regional and international conflicts and political conditions, negative publicity and other reputational harm, our ability to successfully complete and integrate business acquisitions, potential unexpected liabilities associated with companies we acquire, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays, disruptions or product shortages, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to protecting our intellectual property, geopolitical events, adverse weather events or other catastrophes, natural disasters or widespread public health crises, involvement in legal proceedings, the volatility of our stock price, the relatively low trading volume of our common stock, the material weaknesses in our internal control over financial reporting, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 28, 2026. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 28, 2026.
RESULTS OF OPERATIONS
Executive Summary
During our first quarter of fiscal year 2027, we had consolidated revenue of $92.9 million. This represented an increase of $16.5 million or 21.6% versus the first quarter of fiscal year 2026. This increase was primarily due to acquisitions, service organic revenue growth (a non-GAAP measure) and a $3.1 million increase in distribution revenue. Acquired revenue, which represents revenue generated from acquisitions for twelve months subsequent to the acquisition date, was $6.9 million. Service organic revenue increased by 12.8% versus the first quarter of fiscal year 2026. See "Non-GAAP Financial Measures" below for a description and reconciliation of the non-GAAP measure. See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.
Our first quarter of fiscal year 2027 gross profit was $30.7 million. This was an increase of $4.9 million or 19.0% versus the first quarter of fiscal year 2026. Consolidated gross margin was 33.1%, a decrease of 0.7% versus the first quarter of fiscal year 2026. This decrease in gross profit percentage was primarily due to lower margins from the Distribution segment when compared to the prior year period.
Total operating expenses were $27.0 million in the first quarter of fiscal year 2027, an increase of $6.5 million or 31.9% when compared to the prior fiscal year first quarter. Included in operating expenses during the first quarter of fiscal year 2027 were more than $2.5 million of incremental operating expenses related to the SCM and Essco acquisitions, including customer base amortization, depreciation and acquisition-related costs, increased stock-based compensation and executive transition costs. As a percentage of total revenue, operating expenses were 29.1% in the first quarter of fiscal year 2027, up 2.3% from 26.8% in the first quarter of fiscal year 2026. Operating income was $3.7 million, a decrease of $1.6 million, or 30.3% and operating margin decreased from 7.0% in the first quarter of fiscal year 2026 to 4.0% in the first quarter of fiscal year 2027.
Net income was $1.3 million in the first quarter of fiscal year 2027 versus net income of $3.3 million in the first quarter of fiscal year 2026. The decrease was primarily due to a $6.5 million increase in operating expenses, including an increase in amortization of acquisition-related intangible assets, stock-based compensation, executive transition costs and interest expense. The increase in expenses was partially offset by a $4.9 million increase in gross profit.
The following table presents, for the first quarter of fiscal year 2027 and fiscal year 2026, the components of our Condensed Consolidated Statements of Income:

	(Unaudited)
	Three Months Ended
	June 27,	June 28,
	2026	2025
As a Percentage of Total Revenue:
Service Revenue	67.3%	64.3%
Distribution Revenue	32.7%	35.7%
Total Revenue	100.0%	100.0%

Gross Profit Percentage:
Service Gross Profit	33.9%	33.0%
Distribution Gross Profit	31.4%	35.2%
Total Gross Profit	33.1%	33.8%

Selling, Marketing and Warehouse Expenses	12.2%	12.5%
General and Administrative Expenses	16.8%	14.4%
Total Operating Expenses	29.1%	26.8%

Operating Income	4.0%	7.0%

Interest and Other Expense, net	1.7%	1.0%

Income Before Provision for Income Taxes	2.4%	6.0%
Provision for Income Taxes	0.9%	1.7%

Net Income	1.4%	4.3%

THREE MONTHS ENDED JUNE 27, 2026 COMPARED TO THREE MONTHS ENDED JUNE 28, 2025 (dollars in thousands):
Revenue:

	Three Months Ended		Change
	June 27, 2026	June 28, 2025	$	%
Revenue:
Service	$62,559	$49,144	$13,415	27.3%
Distribution	30,386	$27,280	$3,106	11.4%
Total	$92,945	$76,424	$16,521	21.6%
Total revenue was $92.9 million, an increase of $16.5 million, or 21.6%, in our fiscal year 2027 first quarter compared to the prior fiscal year first quarter.
Service revenue, which accounted for 67.3% and 64.3% of our total revenue in the first quarter of fiscal years 2027 and 2026, respectively, increased $13.4 million or 27.3% from the first quarter of fiscal year 2027 to the first quarter of fiscal year 2026. This year-over-year increase included $6.9 million of incremental service revenue from the acquisitions of Essco and SCM. Service organic revenue increased 12.8% over the prior year period primarily due to growth in client-based labs and calibration services for biomedical customers.
Our fiscal years 2027 and 2026 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2027	FY 2026
	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	27.3%	18.4%	29.1%	19.9%	12.3%
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
The following table presents the trailing twelve-month Service segment revenue for the first quarter of fiscal year 2027 and each quarter in fiscal year 2026 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2027	FY 2026
	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$230,624	$217,209	$207,565	$195,548	$186,794
Service Revenue Growth	23.5%	19.7%	17.8%	11.0%	7.7%
Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 15% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue, and the percentage of Service revenue derived from each source for the first quarter of fiscal year 2027 and for each quarter during fiscal year 2026:

	FY 2027	FY 2026
	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.6%	84.4%	84.5%	85.8%	85.6%
Outsourced	15.0%	14.2%	14.0%	12.9%	13.2%
Freight Billed to Customers	1.4%	1.4%	1.5%	1.3%	1.2%
	100.0%	100.0%	100.0%	100.0%	100.0%
Our Distribution revenue accounted for 32.7% of our total revenue in the first quarter of fiscal year 2027 and 35.7% of our total revenue in the first quarter of fiscal year 2026. During the first quarter of fiscal year 2027, Distribution segment revenue was $30.4 million which was an increase of $3.1 million or 11.4%. This increase was primarily due to continued strength in rentals and product sales.
The following table presents the quarterly historical trend of Distribution revenue in fiscal years 2027 and 2026 compared to the prior year fiscal quarter:

	FY 2027	FY 2026
	Q1	Q4	Q3	Q2	Q1
Distribution Revenue Growth	11.4%	10.5%	19.8%	24.0%	19.0%
The Distribution segment revenue increase for the first quarter of fiscal year 2027 versus the first quarter of fiscal year 2026 was primarily due to higher revenue from our non-rental products.
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
The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first quarter of fiscal year 2027 and each quarter of fiscal year 2026:

	FY 2027	FY 2026
	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$6,678	$7,251	$6,346	$7,510	$4,182
% of Pending Product
Shipments that were Backorders	84.1%	86.4%	84.2%	89.7%	85.8%
Our total pending product shipments at the end of the first quarter of fiscal year 2027 were $6.7 million, an increase of $2.5 million versus the end of the first quarter of fiscal year 2026 and a decrease of $0.6 million since March 28, 2026. The increase compared to the first quarter of the prior year is primarily due to longer lead times.

Gross Profit:

	First Quarter Ended		Change
	June 27, 2026	June 28, 2025	$	%
Gross Profit:
Service	$21,178	$16,209	$4,969	30.7%
Distribution	9,556	9,612	(57)	(0.6%)
Total	$30,734	$25,821	$4,913	19.0%
Total gross profit for the first quarter of fiscal year 2027 was $30.7 million, an increase of $4.9 million or 19.0% versus the first quarter of fiscal year 2026. Total gross margin was 33.1% in the first quarter of fiscal year 2027, down from 33.8% in the first quarter of fiscal year 2026, a 0.7% decrease.
Service gross profit in the first quarter of fiscal year 2027 increased $5.0 million, or 30.7%, from the first quarter of fiscal year 2026. Service gross margin was 33.9% in the first quarter of fiscal year 2027, an increase of 0.9% compared to 33.0% in the first quarter of fiscal year 2026. This increase in Service gross margin primarily resulted from client-based labs and specialty revenue, including biomedical, which was partially offset by an increase in outsourced services' costs.
The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2027	FY 2026
	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	33.9%	35.5%	28.8%	32.2%	33.0%
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
The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution revenue:

	FY 2027	FY 2026
	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	31.4%	31.0%	32.4%	33.2%	35.2%
Distribution segment gross margin was 31.4% in the first quarter of fiscal year 2027 versus 35.2% in the first quarter of fiscal year 2026, a decrease of 3.8%. The decrease in Distribution gross margin was primarily due to an increase in product sales relative to rental sales during the period.
Operating Expenses:

	Three Months Ended		Change
(dollars in thousands)	June 27, 2026	June 28, 2025	$	%
Operating Expenses:
Selling, Marketing and Warehouse	$11,374	$9,515	$1,859	19.5%
General and Administrative	15,641	10,968	4,673	42.6%
Total	$27,015	$20,483	$6,532	31.9%

Total operating expenses were $27.0 million in the first quarter of fiscal year 2027 versus $20.5 million during the first quarter of fiscal year 2026. The year-over-year increase in selling, marketing and warehouse expenses is primarily due to increased expenses related to recent acquisitions, including acquisition-related amortization expense and payroll costs. The increase in general and administrative expenses is primarily due to an increase in stock-based compensation, executive transition costs, professional fees and increased payroll costs for new and acquired employees.
As a percentage of total revenue, operating expenses were 29.1% in the first quarter of fiscal year 2027 and 26.8% in the first quarter of fiscal year 2026, an increase of 2.3%.
Income Taxes:

	Three Months Ended		Change
	June 27, 2026	June 28, 2025	$	%
Provision for Income Taxes	$854	$1,304	$(450)	(34.5)%
Our effective tax rate for the first quarter of fiscal years 2027 and 2026 was 39.1% and 28.6%, respectively. The increase in effective tax rate compared to the prior year period is primarily related to discrete tax expenses for stock awards, a decrease in stock compensation-related windfall benefits, and nondeductible expenses. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.
Net Income:

	Three Months Ended		Change
	June 27, 2026	June 28, 2025	$	%
Net Income	$1,331	$3,261	$(1,931)	(59.2)%
Net income for the first quarter of fiscal year 2027 decreased $1.9 million or 59.2% versus the first quarter of fiscal year 2026. As a percentage of revenue, net income the first quarter of fiscal year 2027 was 1.4%, and net income in the first quarter of fiscal year 2026 was 4.3%. The year-over-year decrease in net income resulted from the changes outlined above as well as a $1.1 million increase in interest expense over the prior year period, which is related to the increase in debt outstanding under the Company's Credit Facility for the Essco and SCM acquisitions.
Adjusted EBITDA:
Total Adjusted EBITDA, a non-GAAP measure, for the first quarter of fiscal year 2027 was $14.0 million, an increase of $2.2 million or 18.6% versus the first quarter of fiscal year 2026. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA slightly decreased to 15.0% for the first quarter of fiscal year 2027 from 15.4% for the first quarter of fiscal year 2026.
Non-GAAP Financial Measures
In addition to reporting service revenue, net income, diluted earnings per share and net cash provided by operating activities, which are U.S. generally accepted accounting principle ("GAAP") measures, we present service organic revenue, adjusted net income, adjusted EBITDA, adjusted diluted earnings per share and operating free cash flow, which are non-GAAP measures. Management uses these non-GAAP measures as indicators to better assess comparability between periods and as a basis for planning and forecasting because management believes these non-GAAP measures reflect our core business operations. These non-GAAP measures are not calculated through the application of U.S. GAAP and are not required forms of disclosure by the SEC. As such, they should not be considered a substitute for the corresponding GAAP measures and, therefore, they should not be used in isolation, but in conjunction with the GAAP measures. The use of any non-GAAP measure may produce results that vary from the GAAP measure and may not be comparable to a similarly defined non-GAAP measure used by other companies.

Service Organic Revenue

Service Organic Revenue
	Three Months Ended
	June 27,	June 28	Change
	2026	2025	$	%
Service Revenue	$62,559	$49,144	$13,415	27%
Less: Acquired Revenue (1)	(6,930)	-
Less: Freight Billed to Customer	(861)	(603)
Service Organic Revenue	$54,768	$48,541	$6,227	13%
(1) Defined as revenue generated by an acquired business for the twelve months after the closing of the acquisition.

Adjusted EBITDA

	Three Months Ended
(dollars in thousands)	June 27, 2026	June 26, 2025
Net Income	$1,331	$3,261
Interest Expense, Net	1,515	440
Tax Provision	854	1,304
Depreciation & Amortization	6,914	5,605
Executive Transition Costs (1)	736	-
Transaction Expenses (2)	628	28
Non-cash Stock Compensation	1,978	1,130
Adjusted EBITDA	$13,956	$11,768
(1) Costs incurred in connection with the CEO transition plan.
(2) Expenses incurred in connection with acquisitions.

Adjusted Net Income and Diluted Earnings Per Share

	Three Months Ended
	June 27, 2026	June 28, 2025
Net Income	$1,331	$3,261
Amortization Expense	3,598	2,844
Executive Transition Costs (1)	736	-
Transaction Expenses (2)	628	28
Acquisition Stock Expense (3)	186	145
Income Tax Effect	(1,627)	(754)
Adjusted Net Income	4,852	5,524

Diluted Average Shares Outstanding	9,473	9,389

Diluted Earnings Per Share – GAAP	$0.14	$0.35

Amortization Expense	0.38	0.30
Executive Transition Costs (1)	0.08	-
Transaction Expenses (2)	0.07	-
Acquisition Stock Expense (3)	0.02	0.02
Income Tax Effect	(0.17)	(0.08)

Adjusted Diluted Earnings Per Share	$0.51	$0.59
(1) Costs incurred in connection with the CEO transition plan.
(2) Expenses incurred in connection with acquisitions.
(3) Stock compensation expense incurred that is related to grants to employees that were acquired with recent acquisitions.

Operating Free Cash Flow
	Three Months Ended
	June 27	June 28
	2026	2025
Net cash provided by operations	$8,817	$3,623
Capital Expenditures	(3,982)	(4,598)
Operating Free Cash Flow	$4,835	$(975)
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
As of June 27, 2026, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which, $110.4 million was outstanding. During the first three months of fiscal year 2027, we used approximately $13.0 million, drawn from the Credit Facility, for a business acquisition.
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
The Credit Agreement has certain financial covenants with which we must comply. The leverage ratio covenant under the Credit Agreement requires us to maintain our ratio of outstanding indebtedness to consolidated EBITDA to be no greater than 3.00 to 1.00, provided that we may temporarily increase the leverage ratio covenant if we complete a material permitted acquisition under the terms of the Credit Agreement. The Company's leverage ratio, as defined in the Credit Agreement, was 2.21 on June 27, 2026, compared with 2.03 on March 28, 2026. We must also maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. We were in compliance with all loan covenants and requirements of the Credit Agreement during the first three months of fiscal year 2027.
Cash Flows: The following table is a summary of our Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	Three Months Ended
	June 27, 2026	June 28, 2025
Cash Provided by (Used in):
Operating Activities	$8,817	$3,623
Investing Activities	$(16,790)	$(4,598)
Financing Activities	$9,722	$1,946
Operating Activities: Net cash provided by operating activities was $8.8 million during the first three months of fiscal year 2027 compared to $3.6 million of net cash provided by operating activities during the first three months of fiscal year 2026. The significant working capital fluctuations were as follows:
*Receivables: Accounts receivable and other receivables increased $1.6 million during the first three months of fiscal year 2027, inclusive of $0.4 million of accounts receivable acquired during the period. During the first three months of fiscal year 2026, accounts receivable and other receivables increased $2 million. The year-over-year variation reflects the Company's growth and is impacted by changes in the timing of collections. The following table illustrates our “days sales outstanding” as of June 27, 2026 and June 28, 2025 (dollars in thousands):

	June 27, 2026	June 28, 2025
Net Sales, for the last two fiscal months	$66,178	$55,008
Accounts Receivable, net	$66,748	$57,651
Days Sales Outstanding	67	66
*Inventory: Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Any decreases in inventory are primarily due to the timing of shipments relative to strategic inventory purchases during the periods.

*Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors. Accounts payable increased $2.4 million during the first three months of fiscal year 2027, inclusive of $0.3 million assumed in an acquisition during the period. Accounts payable increased $3.3 million during the first three months of fiscal year 2026. The variances are largely due to the timing of inventory purchases, capital expenditures and other payments in the respective periods.
*Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first three months of fiscal year 2027, accrued compensation and other current liabilities decreased by $3.6 million, inclusive of $0.6 million of accrued compensation and other current liabilities related to a current year acquisition. Accrued payroll and incentives decreased $3 million. During the first quarter of fiscal year 2026, accrued compensation and other current liabilities decreased by $2.8 million, including a $1.0 million decrease in accrued payroll and incentives and a $2.0 million decrease in accrued acquisition holdbacks. The decreases in accrued payroll and incentives are largely due to the annual payment of incentive-based compensation.
Investing Activities: During the first three months of fiscal years 2027 and 2026, we invested $4.0 million and $4.6 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.
During the first three months of fiscal year 2027, we used $12.8 million for business acquisitions.
Financing Activities: During the first quarter of fiscal year 2027, proceeds, net of repayments, from our revolving Credit Facility were $10.5 million.
During the first quarter of fiscal year 2026, proceeds, net of repayments, from our revolving Credit Facility were $2.3 million. In addition, we used $0.6 million for scheduled repayments of our term loan.
OUTLOOK
The team delivered another sequential quarter of strong performance. Strength in the calibration business drove double-digit Service revenue growth, double-digit Service organic revenue* growth and Service gross margin expansion. Fueled by continued strength in rentals and product sales, Distribution revenue grew 11% during the quarter.
Looking forward, we believe Transcat will continue to gain market share given the Service segment's high customer retention, conversion of new business wins into revenue and continued strong demand in the regulated end markets that we serve. We expect high single-digit Service organic revenue* growth for the fiscal 2027 full year, assuming the broader economic environment remains stable.
Acquisitions that strengthen our fundamental value proposition will continue to be an important component of our go-forward strategy.
We expect our income tax rate to range between 30% and 32% for full fiscal year 2027. This estimate includes federal, various state, and international income taxes and reflects the discrete tax accounting associated with share-based payment awards.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $1.1 million assuming our borrowing levels at June 27, 2026 remained constant. As of June 27, 2026, $150.0 million was available for borrowing, under the Credit Facility, of which $110.4 million was outstanding.
Under the Credit Agreement, effective as of July 29, 2025, at our option, we are permitted to borrow from the Credit Facility at a fixed base rate or the variable daily simple SOFR plus a margin. Any swingline loan will bear interest at the fixed base rate plus a margin. The applicable margin is based on our then-current leverage ratio. The applicable margin ranges from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for SOFR loans. Our weighted average interest rate for the first quarter of fiscal year 2027 for the Credit Facility was 5.2%. On June 27, 2026, we had no hedging arrangements in place for our Credit Facility to limit our exposure to movements in interest rates.
FOREIGN CURRENCY
Approximately 94% and 90% of our total revenues for the first three months of fiscal year 2027 and 2026, respectively were denominated in U.S. dollars, with the remainder primarily denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. dollar and the Canadian dollar and the U.S. dollar and the Euro on a monthly basis and adjust sales prices for products and services sold in Canadian dollars or Euros as we believe to be appropriate.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 27, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.
Because of the material weaknesses in internal control over financial reporting described in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended March 28, 2026, management concluded that our disclosure controls and procedures were not effective as of June 27, 2026.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting. As previously reported in the Form 10-K for the year ended March 28, 2026, management developed a remediation plan to address the material weaknesses in the Company's internal control over financial reporting. During the quarter ended June 27, 2026, the Company continued remediation activities, including those described in the Form 10-K for the year ended March 28, 2026. These remediation activities were ongoing as of June 27, 2026, and had not fully remediated the material weaknesses as of that date. Except for the ongoing remediation activities described herein, there were no changes in the Company's internal control over financial reporting during the quarter ended June 27, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION

ITEM 6. EXHIBITS
INDEX TO EXHIBITS

Exhibit No.	Description

(10)	Material Contracts
10.1#
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
*Exhibit filed with this report.
**Exhibit furnished with this report.
#Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSCAT, INC.

Date: August 4, 2026	/s/ Jaime A. Irick
Jaime A. Irick
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2026	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)