Form 10-Q
period 2026-09-26
TRANSCAT INC
filed 2026-11-03
CIK 99302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
FORM 10-Q
(Mark one)
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended: September 26, 2026
or
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes No ☑
The number of shares of common stock, par value $0.50 per share, of the registrant outstanding as of October 30, 2026 was 9,404,846.

		Page(s)
PART I.	FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited):

	Condensed Consolidated Statements of Income for the Second Quarter and Six Months Ended September 26, 2026 and September 27, 2025	1

	Condensed Consolidated Statements of Comprehensive Income for the Second Quarter and Six Months Ended September 26, 2026 and September 27, 2025	2

	Condensed Consolidated Balance Sheets as of September 26, 2026 and March 28, 2026	3

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended September 26, 2026 and September 27, 2025	4

	Condensed Consolidated Statements of Changes in Shareholders' Equity for the Second Quarter and Six Months Ended September 26, 2026 and September 27, 2025	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 5.	Other Information	31

Item 6.	Exhibits	32

SIGNATURES		33

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Amounts in Thousands, Except Per Share Amounts)

	Second Quarter Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025

Service Revenue	$64,770	$52,836	$127,329	$101,980
Distribution Revenue	32,320	29,436	62,706	56,716
Total Revenue	97,090	82,272	190,035	158,696

Cost of Service Revenue	42,498	35,843	83,879	68,778
Cost of Distribution Revenue	21,962	19,667	42,792	37,335
Total Cost of Revenue	64,460	55,510	126,671	106,113

Gross Profit	32,630	26,762	63,364	52,583

Selling, Marketing and Warehouse Expenses	11,751	10,627	23,125	20,142
General and Administrative Expenses	15,846	12,630	31,487	23,598
Total Operating Expenses	27,597	23,257	54,612	43,740

Operating Income	5,033	3,505	8,752	8,843

Interest Expense	1,586	1,269	3,157	1,720
Interest Income	(2)	(5)	(5)	(16)
Other Expense	269	212	235	545
Total Interest and Other Expense, net	1,853	1,476	3,387	2,249

Income Before Provision for Income Taxes	3,180	2,029	5,365	6,594
Provision for Income Taxes	767	760	1,621	2,064

Net Income	$2,413	$1,269	$3,744	$4,530

Basic Earnings Per Share	$0.26	$0.14	$0.40	$0.49
Basic Average Shares Outstanding	9,390	9,321	9,361	9,319

Diluted Earnings Per Share	$0.25	$0.14	$0.40	$0.48
Diluted Average Shares Outstanding	9,547	9,399	9,470	9,392
See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(Dollars in Thousands)

	Second Quarter Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net Income	$2,413	$1,269	$3,744	$4,530

Other Comprehensive Income:
Currency Translation Adjustment	323	(283)	(15)	726
Other, net of tax effects of $1 and $1 for the second quarter ended September 26, 2026 and September 27, 2025, respectively; and $3 and $1 for the six months ended September 26, 2026 and September 27, 2025, respectively	4	(3)	7	(4)
Total Other Comprehensive (Loss)/Income	327	(286)	(8)	722

Comprehensive Income	$2,740	$983	$3,736	$5,252

See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Amounts in Thousands, Except Share and Per Share Amounts)

	September 26, 2026	March 28, 2026
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,758	$4,942
Accounts Receivable, less allowance for credit losses of $986 and $851 as of September 26, 2026 and March 28, 2026, respectively	70,287	65,170
Other Receivables	1,539	672
Inventory	14,859	13,705
Prepaid Expenses and Other Current Assets	7,438	7,973
Total Current Assets	99,881	92,462
Property and Equipment, net	58,588	57,801
Goodwill	233,961	218,185
Intangible Assets, net	79,789	77,706
Right to Use Assets	32,926	32,365
Other Assets	1,911	1,968
Total Assets	$507,056	$480,487

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$21,125	$17,931
Accrued Compensation and Other Current Liabilities	17,770	21,697
Total Current Liabilities	38,895	39,628
Long-Term Debt	116,885	99,885
Deferred Tax Liabilities, net	11,545	10,167
Lease Liabilities	29,387	29,000
Other Liabilities	1,168	1,188
Total Liabilities	197,880	179,868

Commitments and Contingencies (Note 6)

Shareholders' Equity:
Common Stock, par value $0.50 per share, 30,000,000 shares authorized; 9,404,380 and 9,333,953 shares issued and outstanding as of September 26, 2026 and March 28, 2026, respectively	4,702	4,670
Capital in Excess of Par Value	204,620	199,115
Accumulated Other Comprehensive Loss	(931)	(923)
Retained Earnings	100,785	97,757
Total Shareholders' Equity	309,176	300,619
Total Liabilities and Shareholders' Equity	$507,056	$480,487
See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	September 26, 2026	September 27, 2025
Cash Flows from Operating Activities:
Net Income	$3,744	$4,530
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Net Loss on Disposal of Property and Equipment	237	77
Noncash Lease Expense	3,176	2,034
Deferred Income Taxes	184	11
Depreciation and Amortization	13,803	12,092
Amortization of Deferred Financing Costs	77	26
Provision for Accounts Receivable and Inventory Reserves	209	258
Stock-Based Compensation Expense	4,194	2,970
Changes in Assets and Liabilities, net of acquisitions:
Accounts Receivable and Other Receivables	(4,721)	(3,550)
Inventory	1,162	1,798
Prepaid Expenses and Other Assets	645	1,039
Accounts Payable	2,436	(1,573)
Accrued Compensation and Other Current Liabilities	(3,189)	(2,486)
Lease Liabilities	(2,992)	(722)
Net Cash Provided by Operating Activities	18,965	16,504

Cash Flows from Investing Activities:
Purchase of Property and Equipment	(8,070)	(9,030)
Business Acquisitions, net of Cash Acquired	(25,878)	(82,526)
Net Cash Used in Investing Activities	(33,948)	(91,556)

Cash Flows from Financing Activities:
Proceeds from Revolving Credit Facility, net of Lender Fees	37,345	131,036
Repayment of Revolving Credit Facility	(20,345)	(50,042)
Repayments of Term Loan	—	(1,816)
Payments of Deferred Financing Costs	—	(366)
Issuance of Common Stock, net of Direct Costs	2,120	491
Repayment of Financing Leases	(190)	-
Taxes Paid Related to Net Share Settlement of Equity Awards	(3,140)	(110)
Net Cash Provided by Financing Activities	15,790	79,194

Effect of Exchange Rate Changes on Cash and Cash Equivalents	9	(576)

Net Increase in Cash and Cash Equivalents	816	3,565
Cash and Cash Equivalents at Beginning of Period	4,942	1,517
Cash and Cash Equivalents at End of Period	$5,758	$5,082

TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(Dollars in Thousands)

	Six Months Ended
	September 26, 2026	September 27, 2025
Supplemental Disclosure of Cash Flow Activity:
Cash paid during the period for:
Interest, net	$3,038	$1,282
Income Taxes, net	$589	$401
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Common Stock Issued for Acquisition-Related Holdbacks	$1,647	$-
Purchases of Property and Equipment in Accounts Payable	$451	$-
Financing Lease Assets Obtained in Exchange for Finance Lease Liabilities	$1,855	$-
Operating Lease Assets Obtained in Exchange for Operating Lease Liabilities	$941	$7,351
Balance Sheet Reclassification of Inventory to Property and Equipment	$107	$404
Balance Sheet Reclassification of Property and Equipment, net to Inventory	$1,211	$378
See accompanying notes to condensed consolidated financial statements.

TRANSCAT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Amounts in Thousands, Except Par Value Amounts)
(Unaudited)

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par Value	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total
	Shares	Amount
Balance as of March 28, 2026	9,334	$4,670	$199,115	$(923)	$97,757	$300,619
Issuance of Common Stock	52	21	1,140	-	-	1,161
Shares withheld for employee taxes on vesting of stock awards	(27)	(11)	(1,604)	-	(240)	(1,855)
Stock-Based Compensation	-	-	1,978	-	-	1,978
Other Comprehensive Loss	-	-	-	(335)	-	(335)
Net Income	-	-	-	-	1,331	1,331
Balance as of June 27, 2026	9,359	$4,680	$200,629	$(1,258)	$98,848	$302,899
Issuance of Common Stock	58	29	2,577	—	—	2,606
Shares withheld for employee taxes on vesting of stock awards	(13)	(7)	(802)	-	(476)	(1,285)
Stock-Based Compensation	-	-	2,216	-	-	2,216
Other Comprehensive Income	-	-	-	327	-	327
Net Income	-	-	-	-	2,413	2,413
Balance as of September 26, 2026	9,404	$4,702	$204,620	$(931)	$100,785	$309,176

	Common Stock Issued $0.50 Par Value		Capital In Excess of Par Value	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total
	Shares	Amount
Balance as of March 29, 2025	9,315	$4,658	$191,167	$(1,469)	$92,524	$286,880
Issuance of Common Stock	3	1	214	-	-	215
Shares withheld for employee taxes on vesting of stock awards	-	-	37	-	5	42
Stock-Based Compensation	-	-	1,130	-	-	1,130
Other Comprehensive Income	-	-	-	1,008	-	1,008
Net Income	-	-	-	-	3,261	3,261
Balance as of June 28, 2025	9,318	$4,659	$192,548	$(461)	$95,790	$292,536
Issuance of Common Stock	10	5	234	-	-	239
Shares withheld for employee taxes on vesting of stock awards	-	-	(88)	-	(93)	(181)
Stock-Based Compensation	-	-	1,840	-	-	1,840
Other Comprehensive Loss	-	-	-	(286)	-	(286)
Net Income	-	-	-	-	1,269	1,269
Balance as of September 27, 2025	9,328	$4,664	$194,534	$(747)	$96,966	$295,417
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

A summary of changes in the Company’s allowance for credit losses is as follows (amounts in thousands):

	Six Months Ended
	September 26, 2026	September 27, 2025

Allowance for Credit Losses, Beginning Balance	$(851)	$(659)
Provision for Credit Losses	(206)	(270)
Other (a)	(51)	(25)
Write-offs, net of Recoveries	120	168
Effect of Foreign Exchange on Allowance for Credit losses	2	(3)
Allowance for Credit Losses, Ending Balance	$(986)	$(789)
(a) Represents allowance for credit losses on acquired accounts receivable
Inventory: Inventory consists of finished goods purchased for resale and is valued at the lower of average cost or net realizable value. In the normal course of business, certain inventory items are transferred to property and equipment to be rented to customers. Costs are determined using the average cost method of inventory valuation. The Company performs physical inventory counts and cycle counts on inventory throughout the year and adjusts the recorded balance to reflect the results. Inventory is reduced by a reserve for items not saleable at or above cost by applying a specific loss factor, based on historical experience and current demand, to specific categories of inventory. The Company evaluates the valuation of inventory on a quarterly basis.
Goodwill and Intangible Assets: Goodwill represents the excess of the purchase price over the fair values of the underlying net assets of an acquired business. Goodwill is allocated to the Company's two reporting units: Service and Distribution. The Company tests goodwill for impairment for each reporting unit on an annual basis as of the first day of the fourth quarter of each fiscal year, or more frequently if conditions indicate that such impairment could exist. As of September 26, 2026, no accumulated impairment loss has been recognized for the Company's goodwill.
A summary of changes in the Company’s goodwill is as follows (amounts in thousands):

	Goodwill
	Distribution	Service	Total
Net Book Value as of March 28, 2026	$59,999	$158,186	$218,185
Additions	5,101	10,958	16,059
Measurement Period Adjustments	(33)	(77)	(110)
Currency Translation Adjustments	(21)	(152)	(173)
Net Book Value as of September 26, 2026	$65,046	$168,915	$233,961
Intangible assets, namely customer base, covenants not to compete, and tradenames/trademarks, represent an allocation of purchase price to identifiable intangible assets of an acquired business. Intangible assets are evaluated for impairment when events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.

The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of September 26, 2026 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer Base	$127,874	$(52,992)	$74,882
Covenant not to Compete	3,606	(3,417)	189
Tradenames/Trademarks	6,740	(2,039)	4,701
Other	905	(888)	17
Intangible Assets, net	$139,125	$(59,336)	$79,789
The gross carrying amount and accumulated amortization of Transcat's acquired identifiable intangible assets as of March 28, 2026 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Customer Base	$118,844	$(46,859)	$71,985
Covenant not to Compete	3,611	(3,258)	353
Tradenames/Trademarks	6,740	(1,396)	5,344
Other	905	(881)	24
Intangible Assets, net	$130,100	$(52,394)	$77,706
Amortization expense relating to intangible assets is expected to be (amounts in thousands):

Fiscal Year	Amount
Six months remaining in 2027	$6,884
2028	12,516
2029	11,026
2030	9,642
2031	8,246
Thereafter	31,475
Total	$79,789

Amortization expense relating to intangible assets was $3.5 million and $7.0 million in the three and six months ended September 26, 2026, respectively. Amortization expense relating to intangible assets was $3.5 million and $6.3 million in the three and six months ended September 27, 2025, respectively, and is recorded in Selling, Marketing and Warehouse Expenses in the Company's Condensed Consolidated Statements of Income.

Other Liabilities: A summary of other current and non-current liabilities is as follows (amounts in thousands):

	(Unaudited)	(Audited)
	September 26, 2026	March 28, 2026
Current Liabilities:
Accrued Payroll and Employee Benefits	$6,661	$5,938
Accrued Incentives	2,730	5,534
Current Portion of Lease Liabilities - Operating	4,249	4,107
Current Portion of Lease Liabilities - Financing	432	270
Accrued Acquisition Holdbacks	911	2,247
Accrued Sales Tax	634	609
Other Current Liabilities	2,153	2,992
Accrued Compensation and Other Current Liabilities	$17,770	$21,697

Non-Current Liabilities:
Postretirement Benefit Obligation	$1,168	$1,188
Other Liabilities	$1,168	$1,188
Revenue Recognition: The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company generates revenue from distribution product sales, equipment rental arrangements, and service offerings.
For rental and certain service arrangements that extend across reporting periods, the Company records unbilled revenue or deferred revenue, as applicable, to reflect revenue recognized in advance of or subsequent to billing. Deferred revenue, unbilled revenue, and deferred contract costs recorded on the Company’s Condensed Consolidated Balance Sheets as of September 26, 2026 and March 28, 2026 were immaterial. Revenue recognized during the six months ended September 26, 2026 from performance obligations satisfied in prior periods was immaterial.
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
Estimated revenue expected to be recognized in the future related to performance obligations that are unsatisfied (or partially unsatisfied) at the end of the reporting periods was $9.1 million and $7.5 million as of September 26, 2026 and September 27, 2025, respectively. These are expected to be recognized revenue in one year or less. As of September 26, 2026, the Company had a de minimis amount of unsatisfied performance obligations for contracts with an original expected duration of greater than one year. Accordingly, the Company has elected to not disclose information about remaining performance obligations for long-term arrangements.
See Note 4 for disaggregated revenue information related to the Company's segments and geographical data.
The following table presents a summary of the Company's net sales by revenue recognition method as a percentage of total net sales:

	% of Total Net Sales		% of Total Net Sales
	Three Months Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Point-in-Time	81.7%	86.0%	84.3%	86.6%
Over Time - Output Method	18.3%	14.0%	15.7%	13.4%
Total	100.0%	100.0%	100.0%	100.0%

Stock-Based Compensation: The Company measures the cost of services received in exchange for all equity awards granted, including stock options and restricted stock units, based on the fair value of the award as of the grant date. The Company records compensation cost related to unvested equity awards by recognizing, on a straight-line basis, the unamortized grant date fair value over the remaining service period for awards expected to vest. Excess tax benefits for share-based award activity are reflected in the Condensed Consolidated Statements of Income as a component of the provision for income taxes. Excess tax benefits are realized benefits from tax deductions for exercised awards in excess of the deferred tax asset attributable to stock-based compensation costs for such awards. The Company did not capitalize any stock-based compensation costs as part of an asset. The Company estimates forfeiture rates based on its historical experience. During the three and six months ended September 26, 2026, the Company recorded non-cash stock-based compensation cost of $2.2 million and $4.2 million, respectively, and during the three and six months ended September 27, 2025, the Company recorded non-cash stock-based compensation cost of $1.8 million and $3.0 million, respectively, in the Condensed Consolidated Statements of Income.
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
For the second quarters of fiscal years 2027 and 2026, the net additional common stock equivalents had a $0.01 and $— effect on the calculation of diluted earnings per share, respectively. For the first six months of fiscal years 2027 and 2026, the net additional common stock equivalents had a $— and $0.01 effect on the calculation of diluted earnings per share, respectively. The average shares outstanding used to compute basic and diluted earnings per share are as follows (amounts in thousands):

	Second Quarter Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Average Shares Outstanding – Basic	9,390	9,321	9,361	9,319
Effect of Dilutive Common Stock Equivalents	157	78	109	73
Average Shares Outstanding – Diluted	9,547	9,399	9,470	9,392
Anti-dilutive Common Stock Securities	55	110	19	124
Recent Accounting Guidance Not Yet Adopted:
In November 2024, the FASB issued ASU 2024-03 “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” which requires public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for annual reporting periods beginning in fiscal 2028, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. The Company continues to assess the impact the ASU will have on its financial statement disclosures.
NOTE 2– LONG-TERM DEBT
In April 2026, the Company borrowed $13.0 million under the Credit Facility for the acquisitions of SCM Metrology and Laboratories S.A. and SCM Metrologia Honduras, S.A. (together, "SCM"). In June 2026, the Company repaid $2.5 million. In August 2026, the Company borrowed $6.5 million for the acquisition of Southeastern Biomedical Associates, LLC ("Southeastern").
As of September 26, 2026, $150.0 million was available for borrowing, subject to covenant restrictions, under the Credit Facility, of which $116.9 million was outstanding.
Interest and Other Costs: The Company’s weighted average interest rate for the revolving credit facility for the three months ended September 26, 2026 was 5.2%.

Covenants: The Company was in compliance with all financial covenants and requirements during and as of the six months ended September 26, 2026.

NOTE 3– STOCK-BASED COMPENSATION
Restricted Stock Units:
The following table summarizes the non-vested restricted stock units outstanding as of September 26, 2026 (in thousands, except per unit data):

	Number Of RSUs	Weighted Average Grant Date Fair Value
Outstanding as of March 28, 2026	202	$81.36
Granted	88	$79.46
Vested	21	$74.84
Forfeited	16	$86.74
Outstanding as of September 26, 2026	253	$80.38
Total expense relating to restricted stock units, based on grant date fair value and the achievement criteria, was $2.2 million and $4.2 million for the three and six months ended September 26, 2026, respectively. The expense related to restricted stock units for the three and six months ended September 27, 2025 was $1.8 million and $2.5 million, respectively. As of September 26, 2026, unearned compensation, to be recognized over the grants’ respective service periods, totaled $12.8 million based on estimated achievement levels as of September 26, 2026. If the maximum performance levels were achieved, the unearned compensation could be as much as $14.8 million.
Stock Options: There were no stock option grants for the first six months of fiscal year 2027. The following weighted-average assumptions were used to value options granted during the first six months of fiscal year 2026:

	Second Quarter Ended	Six Months Ended
	September 27, 2025	September 27, 2025

Risk-Free Interest Rate	3.93%	3.89%
Volatility Factor	46.71%	46.78%
Expected Term (in Years)	4	4
Annual Dividend Rate	—%	—%
The expense related to all stock option awards was less than $0.1 million and $0.1 million for the three and six months ended September 26, 2026, respectively. Total expense related to all stock option awards for the three and six months ended September 27, 2025 was $0.2 million and $0.4 million, respectively.

The following table summarizes the Company’s options as of and for the first six months ended September 26, 2026 (in thousands, except price per option data and years):

	Number Of Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of March 28, 2026	177	$72.42
Granted	-	$—
Exercised	(34)	$53.23
Forfeited	(5)	$115.24
Expired	(4)	$62.40
Outstanding as of September 26, 2026	134	$83.49	4	$2,456
Exercisable as of September 26, 2026	107	$70.25	4	$2,034
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal year 2027 and the exercise price, multiplied by the number of in-the-money stock options) that would have been received by the option holders had all holders exercised their options on September 26, 2026. The amount of aggregate intrinsic value will change based on the fair market value of the Company’s common stock.
Total unrecognized compensation cost related to non-vested stock options as of September 26, 2026 was $0.4 million, which is expected to be recognized over a period of approximately two years. The aggregate intrinsic value of stock options exercised during the first six months of fiscal year 2027 and 2026 was $1.4 million and less than $0.1 million, respectively.
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

Three Months Ended September 26, 2026:
	Distribution	Service	Total
Revenue	$32,320	$64,770	$97,090
Less Significant Segment Expenses
Cost of Revenue	21,962	42,498
Selling, Marketing & Warehouse Expenses	4,330	7,421
General and Administrative Expenses	4,667	11,179
Operating Income	$1,361	$3,672	$5,033
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			1,586
Interest Income			(2)
Other Expense			269
Income Before Provision For Income Taxes			$3,180

Capital Expenditures (1)	$1,895	$2,313
Depreciation and Amortization	$1,936	$1,926

Six Months Ended September 26, 2026:
	Distribution	Service	Total
Revenue	$62,706	$127,329	$190,035
Less Significant Segment Expenses
Cost of Revenue	42,792	83,879
Selling, Marketing & Warehouse Expenses	8,104	15,020
General and Administrative Expenses	9,008	22,478
Operating Income	$2,801	$5,951	$8,752
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			3,157
Interest Income			(5)
Other (Income) Expense			235
Income (Loss) Before Provision For Income Taxes			$5,365

Capital Expenditures (1)	$4,283	$4,238
Depreciation and Amortization	$3,845	$9,958

Three Months Ended September 27, 2025:
	Distribution	Service	Total
Revenue	$29,436	$52,836	$82,272
Less Significant Segment Expenses
Cost of Revenue	19,667	35,843
Selling, Marketing & Warehouse Expenses	3,803	6,825
General and Administrative Expenses	3,381	9,248
Operating Income	$2,585	$920	$3,505
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			1,269
Interest Income			(5)
Other Expense			212
Income Before Provision For Income Taxes			$2,029

Capital Expenditures (1)	$1,240	$3,192
Depreciation and Amortization	$1,925	$4,562

Six Months Ended September 27, 2025:
	Distribution	Service	Total
Revenue	$56,716	$101,980	$158,696
Less Significant Segment Expenses
Cost of Revenue	37,335	68,778
Selling, Marketing & Warehouse Expenses	7,452	12,691
General and Administrative Expenses	6,573	17,024
Operating Income	$5,356	$3,487	$8,843
Reconciliation of Segment Operating Income to Income Before Taxes
Interest Expense			1,720
Interest Income			(16)
Other Expense			545
Income Before Provision For Income Taxes			$6,594

Capital Expenditures (1)	$3,353	$5,677
Depreciation and Amortization	$3,767	$8,325
(1) Capital expenditures by segment may differ from the cash flow statement due to unpaid invoices at quarter end.
The following tables present geographic data for the first six months of fiscal year 2027 and fiscal year 2026 (dollars in thousands):

	Second Quarter Ended		Six Months Ended
	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Revenue (1):
United States (2)	$89,337	$76,623	$175,020	$147,569
Canada	4,646	4,229	9,030	8,658
Other International	3,107	1,420	5,985	2,469
Total	$97,090	$82,272	$190,035	$158,696

	September 26, 2026	March 28, 2026
Property and Equipment:
United States (2)	$52,629	$51,891
Canada	4,603	4,830
Other International	1,356	1,080
Total	$58,588	$57,801
(1)Revenues are attributed to the countries based on the destination of a product shipment or the location where service is rendered.
(2)United States includes Puerto Rico.
NOTE 5– BUSINESS ACQUISITIONS
Southeastern Biomedical Associates: Effective August 31, 2026, the Company acquired 100% of the membership units of Southeastern. Southeastern is a privately-held company that provides calibration, repair, preventive maintenance, electrical safety inspection, and documentation and regulatory compliance services to hospital networks and healthcare facilities throughout and beyond the southeastern United States. In addition, the ISO/IEC 17025 and ISO 9001 certified company sells biomedical equipment, patient-ready accessories and equipment parts, and assists customers with equipment acquisition and asset liquidation. The acquisition price of approximately $12.8 million was paid in cash and is subject to customary adjustments and holdback provisions. The purchase price was financed by a draw on the Credit Facility and cash on hand.

The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. These amounts are considered preliminary as the Company is completing the analysis needed to settle working capital and the valuations required to allocate the purchase price. The primary assets acquired include goodwill of $7.0 million and Customer Base and Contracts of $5.0 million, which are expected to be deductible for income tax purposes. Customer Base and Contracts will be amortized over 13 years. Goodwill and intangible assets related to the Southeastern acquisition have been allocated to both of the Company's segments: 66% to Service and 34% to Distribution.
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
The Company has preliminarily estimated fair values for the assets purchased and liabilities assumed as of the date of the acquisition. These amounts are considered preliminary as the Company is completing the analysis needed to settle working capital and the valuations required to allocate the purchase price. During the second quarter of fiscal 2027, the Company recorded a measurement period adjustment that decreased goodwill by $0.1 million, primarily due to an increase in the preliminary fair value assigned to acquired net assets based on information obtained during the measurement period. The primary assets acquired include goodwill of $8.9 million and Customer Base and Contracts of $4.0 million, which will not be deductible for income tax purposes. Customer Base and Contracts will be amortized over 14 years. Goodwill and intangible assets related to the SCM acquisition have been allocated to both of the Company's segments: 70% to Service and 30% to Distribution.
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
The total purchase price for Essco is $85.4 million. As of September 26, 2026, $0.9 million remains unpaid and is reflected in accrued compensation and other current liabilities in the Condensed Consolidated Balance Sheets.
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
Certain of the Company’s acquisition agreements include provisions for contingent consideration and other holdback amounts. The Company accrues for contingent consideration and holdback provisions based on the estimated fair value at the date of acquisition and at subsequent remeasurement dates, as applicable. During the second quarter of fiscal year 2027, the Company issued approximately 17,000 shares to settle a holdback with Axiom Test Equipment. As of September 26, 2026, no contingent consideration and $0.9 million of other holdback amounts were unpaid and are reflected in Accrued Compensation and Other Current Liabilities on the Condensed Consolidated Balance Sheets.
During the three and six months ended September 26, 2026, acquisition costs were $0.5 million and $1.1 million, respectively, and during the three and six months ended September 27, 2025, acquisition costs were $0.5 million and $0.5 million, respectively, and were recorded as incurred as general and administrative expenses in the Condensed Consolidated Statements of Income.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements relate to expectations, estimates, beliefs, assumptions and predictions of future events and are identified by words such as “anticipate,” “believes,” “continue,” “estimates,” “expects,” “focus,” “growth,” “intend,” “plans,” “potential,” “projects,” “outlook,” “seek,” “should,” “strategy,” “target,” “could,” “can,” “may,” “will,” “would,” and other similar words. Forward-looking statements are not statements of historical fact and thus are subject to risks, uncertainties and other factors that could cause actual results to differ materially from historical results or those expressed in such forward-looking statements. You should evaluate forward-looking statements in light of important risk factors and uncertainties that may affect our operating and financial results and our ability to achieve our financial objectives. These factors include, but are not limited to, general economic conditions applicable to our business, inflationary impacts and changes in interest rates, the highly competitive nature of the industries in which we compete and in the nature of our two business segments, the concentration of Service segment customers in the life science and other FDA-regulated businesses as well as the industrial manufacturing, aerospace, defense, energy and utilities industries, the significant competition we face in our Distribution segment, any impairment of our goodwill or intangible assets, tariffs and changing trade relations, regional and international conflicts and political conditions, negative publicity and other reputational harm, our ability to successfully complete and integrate business acquisitions, potential unexpected liabilities associated with companies we acquire, cybersecurity risks, the risk of significant disruptions in our information technology systems, our ability to recruit, train and retain quality employees, skilled technicians and senior management, fluctuations in our operating results, our ability to achieve or maintain adequate utilization and pricing rates for our technical service providers, the prices we are able to charge for our services in our Service segment, our ability to adapt our technology, reliance on our enterprise resource planning system, technology updates, supply chain delays, disruptions or product shortages, the risks related to current and future indebtedness, foreign currency rate fluctuations, risks related to protecting our intellectual property, geopolitical events, adverse weather events or other catastrophes, natural disasters or widespread public health crises, involvement in legal proceedings, the volatility of our stock price, the relatively low trading volume of our common stock, the material weaknesses in our internal control over financial reporting, changes in tax rates, changes in accounting standards, legal requirements and listing standards, and legal and regulatory risks related to our international operations. These risk factors and uncertainties are more fully described by us under the heading “Risk Factors” in our reports filed with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the fiscal year ended March 28, 2026. You should not place undue reliance on our forward-looking statements, which speak only as of the date they are made. Except as required by law, we undertake no obligation to update, correct or publicly announce any revisions to any of the forward-looking statements contained in this report, whether as a result of new information, future events or otherwise.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to our critical accounting policies and estimates from the information provided in our Annual Report on Form 10-K for the fiscal year ended March 28, 2026.
RESULTS OF OPERATIONS
Executive Summary
During our second quarter of fiscal year 2027, we had consolidated revenue of $97.1 million. This represented an increase of $14.8 million or 18.0% versus the second quarter of fiscal year 2026. This increase was primarily due to acquisitions, service organic revenue growth (a non-GAAP measure) and a $2.9 million increase in distribution revenue. Acquired revenue, which represents revenue generated from acquisitions for twelve months subsequent to the acquisition date, was $5.5 million. Service revenue increased by 22.6% and service organic revenue increased by 15.8% versus the second quarter of fiscal year 2026. Service organic revenue increased as a result of high customer retention and continued strong demand. See "Non-GAAP Financial Measures" below for a description and reconciliation of the non-GAAP measure. See Note 5 – “Business Acquisitions” to our unaudited consolidated financial statements in this report for more information about the impact of our acquisitions.
Our second quarter of fiscal year 2027 gross profit was $32.6 million. This was an increase of $5.9 million or 21.9% versus the second quarter of fiscal year 2026. Consolidated gross margin was 33.6%, an increase of 110 basis points when compared to the second quarter of fiscal year 2026. The increase in gross profit percentage was primarily due to strong organic service revenue growth and service mix when compared to the prior year period.

Total operating expenses were $27.6 million in the second quarter of fiscal year 2027, an increase of $4.3 million or 18.7% when compared to the prior fiscal year second quarter. As a percentage of total revenue, operating expenses were 28.4% in the second quarter of fiscal year 2027 and 28.3% in the second quarter of fiscal year 2026. Operating income was $5.0 million, an increase of $1.5 million, or 43.6% and operating margin increased from 4.3% in the second quarter of fiscal year 2026 to 5.2% in the second quarter of fiscal year 2027.
Net income was $2.4 million in the second quarter of fiscal year 2027 versus net income of $1.3 million in the second quarter of fiscal year 2026. The increase was primarily due to a $5.9 million increase in gross profit that was mostly offset by a $4.3 million increase in operating expenses, including an increase in amortization of acquisition-related intangible assets, stock-based compensation, and executive transition costs.

SECOND QUARTER ENDED SEPTEMBER 26, 2026 COMPARED TO SECOND QUARTER ENDED SEPTEMBER 27, 2025:
The following table presents, for the quarters ended September 26, 2026 and September 27, 2025, the components of our Condensed Consolidated Statements of Income:

	(Unaudited)
	Second Quarter				Change
(Dollars in thousands)	September 26,		September 27,
	2026	%	2025	%	$	%
As a Percentage of Total Revenue:
Service Revenue	$64,770	66.7%	$52,836	64.2%	$11,934	22.6%
Distribution Revenue	32,320	33.3%	29,436	35.8%	2,884	9.8%
Total Revenue	97,090	100.0%	$82,272	100.0%	$14,818	18.0%

Gross Profit Percentage:
Service Gross Profit	$22,272	34.4%	$16,993	32.2%	$5,279	31.1%
Distribution Gross Profit	10,358	32.0%	9,769	33.2%	589	6.0%
Total Gross Profit	32,630	33.6%	$26,762	32.5%	$5,868	21.9%

Selling, Marketing and Warehouse Expenses	$11,751	12.1%	$10,627	12.9%	$1,124	10.6%
General and Administrative Expenses	15,846	16.3%	12,630	15.4%	3,216	25.5%
Total Operating Expenses	$27,597	28.4%	$23,257	28.3%	$4,340	18.7%

Operating Income	$5,033	5.2%	$3,505	4.3%	$1,528	43.6%

Interest and Other Expense, net	$1,853	1.9%	$1,476	1.8%	$377	25.5%

Income Before Provision for Income Taxes	$3,180	3.3%	$2,029	2.5%	$1,151	56.7%
Provision for Income Taxes	$767	0.8%	$760	0.9%	$7	0.9%

Net Income	$2,413	2.5%	$1,269	1.5%	$1,144	90.1%

Revenue:
Total revenue was $97.1 million, an increase of $14.8 million, or 18.0%, in our fiscal year 2027 second quarter compared to the prior fiscal year second quarter.

Service revenue, which accounted for 66.7% and 64.2% of our total revenue in the second quarter of fiscal years 2027 and 2026, respectively, increased $11.9 million, or 22.6%, from the second quarter of fiscal year 2026 to the second quarter of fiscal year 2027. This year-over-year increase included $3.5 million of incremental service revenue from the acquisitions of Essco, SCM and Southeastern. Service organic revenue increased 15.8% over the prior year period primarily due to high customer retention and continued strong demand in life sciences, aerospace and defense, and other regulated end markets.
Our fiscal years 2027 and 2026 Service revenue growth, in relation to prior fiscal year quarter comparisons, was as follows:

	FY 2027		FY 2026
	Q2	Q1	Q4	Q3	Q2	Q1
Service Revenue Growth	22.6%	27.3%	18.4%	29.1%	19.9%	12.3%
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
The following table presents the trailing twelve-month Service segment revenue for the first and second quarters of fiscal year 2027 and each quarter in fiscal year 2026 as well as the trailing twelve-month revenue growth as a comparison to that of the prior fiscal year period:

	FY 2027		FY 2026
	Q2	Q1	Q4	Q3	Q2	Q1
Trailing Twelve-Month:
Service Revenue	$242,557	$230,624	$217,209	$207,565	$195,548	$186,794
Service Revenue Growth	24.0%	23.5%	19.7%	17.8%	11.0%	7.7%
Our strategy has been to focus our investments in the core electrical, temperature, pressure, physical/dimensional and radio frequency/microwave calibration disciplines. We expect to subcontract approximately 13% to 16% of our Service revenue to third-party vendors for calibration beyond our chosen scope of capabilities. We continually evaluate our outsourcing needs and make capital investments, as deemed necessary, to add more in-house capabilities and reduce the need for third-party vendors. Capability expansion through business acquisitions is another way that we seek to reduce the need for outsourcing. The following table presents the source of our Service revenue, and the percentage of Service revenue derived from each source for the first two quarters of fiscal year 2027 and for each quarter during fiscal year 2026:

	FY2027		FY 2026
	Q2	Q1	Q4	Q3	Q2	Q1
Percent of Service Revenue:
In-House	83.0%	83.6%	84.4%	84.5%	85.8%	85.6%
Outsourced	15.6%	15.0%	14.2%	14.0%	12.9%	13.2%
Freight Billed to Customers	1.4%	1.4%	1.4%	1.5%	1.3%	1.2%
	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Our Distribution revenue accounted for 33.3% of our total revenue in the second quarter of fiscal year 2027 and 35.8% of our total revenue in the second quarter of fiscal year 2026. During the second quarter of fiscal year 2027, Distribution segment revenue was $32.3 million, which was an increase of $2.9 million or 9.8%, and included $2.0 million of revenue from acquisitions. This increase was primarily due to continued strength in rentals and product sales.

The following table presents the quarterly historical trend of Distribution revenue in fiscal years 2027 and 2026 compared to the prior year fiscal quarter:

	FY 2027		FY 2026
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Revenue Growth	9.8%	11.4%	10.5%	19.8%	24.0%	19.0%
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
The following table presents our total pending product shipments and the percentage of total pending product shipments that were backorders at the end of the first and second quarter of fiscal year 2027 and each quarter of fiscal year 2026:

	FY 2027		FY 2026
	Q2	Q1	Q4	Q3	Q2	Q1
Total Pending Product Shipments	$9,149	$6,678	$7,251	$6,346	$7,510	$4,182
% of Pending Product
Shipments that were Backorders	86.0%	84.1%	86.4%	84.2%	89.7%	85.8%
Our total pending product shipments at the end of the second quarter of fiscal year 2027 were $9.1 million, an increase of $1.6 million versus the end of the second quarter of fiscal year 2026 and an increase of $1.9 million since March 28, 2026. The increase compared to the second quarter of the prior year is primarily due to longer lead times.
Gross Profit:
Total gross profit for the second quarter of fiscal year 2027 was $32.6 million, an increase of $5.9 million or 21.9% versus the second quarter of fiscal year 2026. Total gross margin was 33.6% in the second quarter of fiscal year 2027, up from 32.5% in the second quarter of fiscal year 2026, a 1.1% increase.
Service gross profit in the second quarter of fiscal year 2027 increased $5.3 million, or 31.1%, from the second quarter of fiscal year 2026. Service gross margin was 34.4% in the second quarter of fiscal year 2027, an increase of 2.2% compared to 32.2% in the second quarter of fiscal year 2026. This increase in Service gross margin primarily resulted from inherent operating leverage, a focus on operational excellence and maturing of new customer relationships.
The following table presents the quarterly historical trend of our Service gross margin as a percent of Service revenue:

	FY 2027		FY 2026
	Q2	Q1	Q4	Q3	Q2	Q1
Service Gross Margin	34.4%	33.9%	35.5%	28.8%	32.2%	33.0%
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
The following table reflects the quarterly historical trend of our Distribution gross margin as a percent of Distribution revenue:

	FY 2027		FY 2026
	Q2	Q1	Q4	Q3	Q2	Q1
Distribution Gross Margin	32.0%	31.4%	31.0%	32.4%	33.2%	35.2%

Distribution segment gross margin was 32.0% in the second quarter of fiscal year 2027 versus 33.2% in the second quarter of fiscal year 2026, a decrease of 1.2%. The decrease in Distribution gross margin was primarily driven by lower-margin used equipment sales that enable reinvestment in our rental asset portfolio.
Operating Expenses:
Total operating expenses were $27.6 million in the second quarter of fiscal year 2027 versus $23.3 million during the second quarter of fiscal year 2026. The year-over-year increase in selling, marketing and warehouse expenses of $1.1 million, or 10.6%, is primarily due to increased expenses related to recent acquisitions, including acquisition-related amortization expense and payroll costs. The increase in general and administrative expenses is primarily due to an increase in stock-based compensation, executive transition costs, professional fees and increased payroll costs for new and acquired employees.
As a percentage of total revenue, operating expenses were 28.4% in the second quarter of fiscal year 2027 and 28.3% in the second quarter of fiscal year 2026, an increase of 0.1%.
Income Taxes:
Our effective tax rate for the second quarter of fiscal years 2027 and 2026 was 24.1% and 37.5%, respectively. The decrease in the effective tax rate compared to the prior year period is primarily attributable to discrete tax benefits related to stock compensation activity recognized during fiscal year 2027 and lower estimated permanent differences. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.
Net Income:
Net income for the second quarter of fiscal year 2027 increased $1.1 million or 90.1% versus the second quarter of fiscal year 2026. As a percentage of revenue, net income in the second quarter of fiscal year 2027 was 2.5%, and net income in the second quarter of fiscal year 2026 was 1.5%. The year-over-year increase in net income resulted from the changes outlined above.
Adjusted EBITDA:
Total Adjusted EBITDA, a non-GAAP measure, for the second quarter of fiscal year 2027 was $14.9 million, an increase of $2.8 million or 23.1% versus the second quarter of fiscal year 2026. See “Non-GAAP Financial Measures” below for a description of the non-GAAP measures we use and a reconciliation to the most directly comparable GAAP measures. As a percentage of revenue, Adjusted EBITDA slightly increased to 15.4% for the second quarter of fiscal year 2027 from 14.7% for the second quarter of fiscal year 2026.

SIX MONTHS ENDED SEPTEMBER 26, 2026 COMPARED TO SIX MONTHS ENDED SEPTEMBER 27, 2025
The following table presents, for the first six months of fiscal year 2027 and fiscal year 2026, the components of our Condensed Consolidated Statements of Income:

	(Unaudited)
	Six Months Ended				Change
(Dollars in thousands)	September 26,		September 27,
	2026	%	2025	%	$	%
As a Percentage of Total Revenue:
Service Revenue	$127,329	67.0%	$101,980	64.3%	$25,349	24.9%
Distribution Revenue	62,706	33.0%	56,716	35.7%	5,990	10.6%
Total Revenue	$190,035	100.0%	$158,696	100.0%	$31,339	19.7%

Gross Profit Percentage:
Service Gross Profit	$43,450	34.1%	$33,202	32.6%	$10,248	30.9%
Distribution Gross Profit	19,914	31.8%	19,381	34.2%	533	2.8%
Total Gross Profit	$63,364	33.3%	$52,583	33.1%	$10,781	20.5%

Selling, Marketing and Warehouse Expenses	$23,125	12.2%	$20,142	12.7%	$2,983	14.8%
General and Administrative Expenses	31,487	16.6%	23,598	14.9%	7,889	33.4%
Total Operating Expenses	$54,612	28.7%	$43,740	27.6%	$10,872	24.9%

Operating Income	$8,752	4.6%	$8,843	5.6%	$(91)	(1.0)%

Interest and Other Expense, net	$3,387	1.8%	$2,249	1.4%	$1,138	50.6%

Income Before Provision for Income Taxes	$5,365	2.8%	$6,594	4.2%	$(1,229)	(18.6)%
Provision for Income Taxes	$1,621	0.9%	$2,064	1.3%	$(443)	(21.5)%

Net Income	$3,744	2.0%	$4,530	2.9%	$(786)	(17.4)%
Revenue:
Total revenue was $190.0 million, an increase of $31.3 million, or 19.7%, in the first six months of fiscal year 2027 compared to the first six months of the prior fiscal year.
Service revenue, which accounted for 67.0% and 64.3% of our total revenue in the first six months of fiscal years 2027 and 2026, respectively, increased $25.3 million or 24.9% from the first six months of fiscal year 2026 to the first six months of fiscal year 2027. This year-over-year increase included $10.4 million in service revenue from the acquisitions of Essco, SCM and Southeastern. The remaining growth is attributable to high customer retention, continued strong demand in life sciences, aerospace & defense and other regulated end markets as well as growth in client-based labs and calibration services for biomedical customers.
Distribution revenue, which accounted for 33.0% and 35.7% of our total revenue in the first six months of fiscal years 2027 and 2026, respectively, increased $6.0 million or 10.6% from the first six months of fiscal year 2026 to the first six months of fiscal year 2027. This year-over-year increase included $2.7 million in revenue from the acquisitions of Essco, SCM, and Southeastern and revenue increases across all distribution channels.

Gross Profit:
Total gross profit for the first six months of fiscal year 2027 was $63.4 million, an increase of $10.8 million or 20.5% versus the first six months of fiscal year 2026. Total gross margin was 33.3% in the first six months of fiscal year 2027, slightly up from 33.1% in the first six months of fiscal year 2026, a 0.2% increase.
Service gross profit in the first six months of fiscal year 2027 increased $10.2 million, or 30.9%, from the first six months of fiscal year 2026. Service gross margin was 34.1% in the first six months of fiscal year 2027, a 1.5% increase versus 32.6% in the first six months of fiscal year 2026. The increase in Service gross margin primarily resulted from inherent operating leverage, a focus on operational excellence and maturing of new customer relationships as well as margin improvements from client-based labs and specialty revenue, including biomedical.
Distribution gross profit in the first six months of fiscal year 2027 increased $0.5 million, or 2.8%, from the first six months of fiscal year 2026. Distribution gross margin was 31.8% in the first six months of fiscal year 2027, a 2.4% decrease versus 34.2% in the first six months of fiscal year 2026. Distribution gross margin decline is primarily due to an unfavorable sales mix.
Operating Expenses:
Total operating expenses were $54.6 million in the first six months of fiscal year 2027 versus $43.7 million during the first six months of fiscal year 2026. The year-over-year increase in selling, marketing and warehouse expenses of $3.0 million is due to increased expenses related to recent acquisitions, primarily attributable to acquisition-related amortization expense and payroll-related costs. The increase in general and administrative expenses is primarily due to an increase payroll-related costs, including stock-based compensation.
As a percentage of total revenue, operating expenses were 28.7% in the first six months of fiscal year 2027 and 27.6% in the first six months of fiscal year 2026, an increase of 1.1%.
Income Taxes:
Our effective tax rate for the first six months of fiscal years 2027 and 2026 was 30.2% and 31.3%, respectively. The decrease in the effective tax rate is primarily attributable to lower estimated permanent differences and discrete tax benefits related to stock compensation activity recognized during fiscal 2027. Our provision for income taxes is affected by discrete items that may occur in any given period but are not consistent from year to year. We continue to evaluate our tax provision on a quarterly basis and adjust, as deemed necessary, our effective tax rate given changes in facts and circumstances expected in the future.
Net Income:
Net income for the first six months of fiscal year 2027 decreased $0.8 million or 17.4% versus the first six months of fiscal year 2026. As a percentage of revenue, net income was 2.0% in the first six months of fiscal year 2027, down from 2.9% in the first six months of fiscal year 2026. The year-over-year decrease in net income was primarily due to higher interest expense, net. The increase in interest expense is related to the borrowings for the Essco acquisition in the second quarter of fiscal year 2026 as well as SCM and Southeastern in fiscal year 2027.

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

Service Organic Revenue

Service Organic Revenue
	Three Months Ended
	September 26,	September 27,	Change
(Dollars in thousands)	2026	2025	$	%
Service Revenue	$64,770	$52,836	$11,934	22.6%
Less: Acquired Revenue (1)	(3,514)	-
Less: Freight Billed to Customer	(881)	(706)
Service Organic Revenue	$60,375	$52,130	$8,245	15.8%
(1) Defined as revenue generated by an acquired business for the twelve months after the closing of the acquisition.

Adjusted EBITDA

	Second Quarter Ended		Six Months Ended
(Dollars in thousands)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net Income	$2,413	$1,269	$3,744	$4,530
Interest Expense, Net	1,584	1,264	3,152	1,704
Tax Provision	767	760	1,621	2,064
Depreciation & Amortization	6,889	6,487	13,803	12,092
Executive Transition Costs (1)	568	-	1,304	-
Transaction Expenses (2)	472	496	1,100	524
Non-cash Stock Compensation	2,216	1,839	4,194	2,969
Adjusted EBITDA	$14,909	$12,115	$28,918	$23,883
(1) Costs incurred in connection with the CEO transition plan.
(2) Expenses incurred in connection with acquisitions.

Adjusted Net Income and Diluted Earnings Per Share

	Second Quarter Ended		Six Months Ended
(Dollars in thousands except per share data)	September 26, 2026	September 27, 2025	September 26, 2026	September 27, 2025
Net Income	$2,413	$1,269	$3,744	$4,530
Amortization Expense	3,602	3,461	7,201	6,305
Executive Transition Costs (1)	568	-	1,304	-
Transaction Expenses (2)	472	496	1,100	524
Acquisition Stock Expense (3)	197	226	383	371
Income Tax Effect	(1,166)	(1,297)	(3,016)	(2,051)
Adjusted Net Income	6,086	4,155	10,716	9,679

Diluted Average Shares Outstanding	9,547	9,399	9,470	9,392

Diluted Earnings Per Share – GAAP	$0.25	$0.14	$0.40	$0.48

Amortization Expense	0.38	0.37	0.76	0.67
Executive Transition Costs (1)	0.06	-	0.14	-
Transaction Expenses (2)	0.05	0.05	0.11	0.06
Acquisition Stock Expense (3)	0.02	0.02	0.04	0.04
Income Tax Effect	(0.12)	(0.14)	(0.32)	(0.22)

Adjusted Diluted Earnings Per Share	$0.64	$0.44	$1.13	$1.03
(1) Costs incurred in connection with the CEO transition plan.
(2) Expenses incurred in connection with acquisitions.
(3) Stock compensation expense incurred that is related to grants to employees that were acquired with recent acquisitions.

Operating Free Cash Flow
	Six Months Ended
(Dollars in thousands)	September 26	September 27
	2026	2025
Net cash provided by operations	$18,965	$16,504
Capital Expenditures	(8,070)	(9,030)
Operating Free Cash Flow	$10,895	$7,474
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

Under the Credit Agreement, we can use up to $50.0 million for acquisitions in any single fiscal year. In addition, we are permitted to make restricted payments up to $25.0 million in the aggregate over the term of the Credit Facility and up to $10.0 million in any single fiscal year to repurchase shares and pay dividends.
As of September 26, 2026, up to $150.0 million is available for borrowing, subject to covenant restrictions, under the Credit Facility, of which, $116.9 million was outstanding. During the first six months of fiscal year 2027, we used approximately $19.5 million, drawn from the Credit Facility, for business acquisitions and repaid $2.5 million.
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
The Credit Agreement has certain financial covenants with which we must comply. The leverage ratio covenant under the Credit Agreement requires us to maintain our ratio of outstanding indebtedness to consolidated EBITDA to be no greater than 3.00 to 1.00, provided that we may temporarily increase the leverage ratio covenant if we complete a material permitted acquisition under the terms of the Credit Agreement. The Company's leverage ratio, as defined in the Credit Agreement, was 2.18 on September 26, 2026, compared with 2.03 on March 28, 2026. We must also maintain a fixed charge coverage ratio of no less than 1.20 to 1.00. We were in compliance with all loan covenants and requirements of the Credit Agreement during the first six months of fiscal year 2027.
Cash Flows: The following table is a summary of our Condensed Consolidated Statements of Cash Flows (dollars in thousands):

	Six Months Ended
	September 26, 2026	September 27, 2025
Cash Provided by (Used in):
Operating Activities	$18,965	$16,504
Investing Activities	$(33,948)	$(91,556)
Financing Activities	$15,790	$79,194
Operating Activities: Net cash provided by operating activities was $19.0 million during the first six months of fiscal year 2027 compared to $16.5 million of net cash provided by operating activities during the first six months of fiscal year 2026. The significant working capital fluctuations were as follows:
*Receivables: Accounts receivable and other receivables increased $6.0 million during the first six months of fiscal year 2027, inclusive of $1.4 million of accounts receivable acquired during the period. During the first six months of fiscal year 2026, accounts receivable and other receivables increased $3.6 million inclusive of $2.9 million of accounts receivable acquired during the period. The year-over-year variation reflects the Company's growth and is impacted by changes in the timing of collections. The following table illustrates our “days sales outstanding” as of September 26, 2026 and March 28, 2026 (dollars in thousands):

	September 26, 2026	March 28, 2026
Net Sales, for the last two fiscal months	$70,818	$66,622
Accounts Receivable, net	$70,287	$65,170
Days Sales Outstanding	63	59
*Inventory: Inventory increased $1.2 million during the first six months of fiscal year 2027, inclusive of $1.2 million of inventory acquired during the period. During the first six months of fiscal year 2026, inventory decreased $1.4 million. Our inventory strategy includes making appropriate large quantity, high dollar purchases with key manufacturers for various reasons, including maximizing on-hand availability of key products, expanding the number of SKUs stocked in anticipation of customer demand, reducing backorders for products with long lead times and optimizing vendor purchase and sales volume discounts. As a result, inventory levels may vary from quarter-to-quarter based on the timing of these large orders in relation to our quarter end. Any decreases in inventory are primarily due to the timing of shipments relative to strategic inventory purchases during the periods.

*Accounts Payable: Changes in accounts payable may or may not correlate with changes in inventory balances at any given quarter end due to the timing of vendor payments for inventory, as well as the timing of payments for outsourced Service vendors. Accounts payable increased $3.2 million during the first six months of fiscal year 2027, inclusive of $0.3 million assumed in an acquisition during the period. Accounts payable decreased $1.6 million during the first six months of fiscal year 2026 inclusive of $0.2 million assumed in acquisition during the period. The variances are largely due to the timing of inventory purchases, capital expenditures and other payments in the respective periods.
*Accrued Compensation and Other Current Liabilities: Accrued compensation and other current liabilities include, among other things, amounts paid to employees for non-equity performance-based compensation. At the end of any particular period, the amounts accrued for such compensation may vary due to many factors including changes in expected performance levels, the performance measurement period, and timing of payments to employees. During the first six months of fiscal year 2027, accrued compensation and other current liabilities decreased by $3.9 million, inclusive of $0.7 million of accrued compensation and other current liabilities related to current year acquisitions. During the first six months of fiscal year 2026, accrued compensation and other current liabilities increased by $4.5 million inclusive of $3.2 million of accrued compensation and other current liabilities assumed during the period. The decreases in accrued payroll and incentives are largely due to the annual payment of incentive-based compensation.
Investing Activities: During the first six months of fiscal years 2027 and 2026, we invested $8.1 million and $9.0 million, respectively, in capital expenditures that was used primarily for customer-driven expansion of Service segment capabilities and our rental business.
During the first six months of fiscal year 2027, we used $25.9 million for business acquisitions.
Financing Activities: During the first six months of fiscal year 2027, proceeds, net of repayments, from our revolving Credit Facility were $17.0 million.
During the first six months of fiscal year 2026, proceeds, net of repayments, from our revolving Credit Facility was $81.0 million. In addition, we used $1.8 million for scheduled repayments of our term loan.
OUTLOOK
The second quarter of fiscal year 2027 marked the 70th consecutive quarter of Service revenue growth. Continued strength in the calibration business drove double-digit Service revenue growth, double-digit Service organic revenue* growth and Service gross margin expansion. Distribution revenue grew 10% during the second quarter, fueled by continued strength in rentals and product sales.
Looking ahead, we remain optimistic about the Service segment’s momentum, supported by high customer retention, conversion of new business wins into revenue, and continued strong demand in life sciences, aerospace and defense, and the other regulated end markets we serve. For the full fiscal year 2027, assuming the broader economic environment remains stable, we now expect Service organic revenue growth in the low double digits, up from our prior outlook of high single digits, along with Service gross margin expansion. We expect year-over-year Service gross margin expansion of at least 100 bps in the second half, driven by our teams’ continuous improvement focus across three key areas: business mix, Lean operating principles, and technology/AI initiatives.

We expect our income tax rate to range between 28% and 30% for full fiscal year 2027. This estimate includes federal, various state, and international income taxes and reflects the discrete tax accounting associated with share-based payment awards.
Over the next three to five years, the Company expects highly fragmented, large market opportunities to highlight a path to $500 million revenue and top-tier margins. We believe we'll continue to gain market share with consistent strong organic growth and operational excellence. Growth in rentals is expected to increase to low double digits over time. Acquisitions that strengthen our fundamental value proposition will continue to be an important component of our go-forward strategy. We plan to expand margins by improving customer-facing processes, deploying Lean Six Sigma tools, optimizing business mix and pricing, and applying AI to enhance productivity.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATES
Our exposure to changes in interest rates results from our borrowing activities. In the event interest rates were to move by 1%, our yearly interest expense would increase or decrease by approximately $1.1 million assuming our borrowing levels at September 26, 2026 remained constant. As of September 26, 2026, $150.0 million was available for borrowing, under the Credit Facility, of which $116.9 million was outstanding.
Under the Credit Agreement, effective as of July 29, 2025, at our option, we are permitted to borrow from the Credit Facility at a fixed base rate or the variable daily simple SOFR plus a margin. Any swingline loan will bear interest at the fixed base rate plus a margin. The applicable margin is based on our then-current leverage ratio. The applicable margin ranges from 0.00% to 0.75% for base rate loans and 1.00% to 1.75% for SOFR loans. Our weighted average interest rate for the second quarter of fiscal year 2027 for the Credit Facility was 5.2%.
FOREIGN CURRENCY
Approximately 94% and 90% of our total revenues for the first six months of fiscal year 2027 and 2026, respectively, were denominated in U.S. dollars, with the remainder primarily denominated in Canadian dollars and Euros. A 10% change in the value of the Canadian dollar to the U.S. dollar and the Euro to the U.S. dollar would impact our revenue by less than 1%. We monitor the relationship between the U.S. dollar and the relevant non-U.S. currencies on a monthly basis and adjust sales prices for products and services sold in non-U.S. currencies as we believe to be appropriate.
ITEM 4. CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 26, 2026, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934.
Because of the material weaknesses in internal control over financial reporting described in Item 9A, "Controls and Procedures," of our Annual Report on Form 10-K for the year ended March 28, 2026, management concluded that our disclosure controls and procedures were not effective as of September 26, 2026.
Notwithstanding the identified material weaknesses, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, the Company's financial condition, results of operations and cash flows for the periods presented.
Changes in Internal Control over Financial Reporting. During the quarter ended September 26, 2026, the Company's internal controls over financial reporting included those inherited from the Essco acquisition, which have been evaluated by management and supplemented where deemed appropriate. In addition, as previously reported in the Form 10-K for the year ended March 28, 2026, management developed a remediation plan to address the material weaknesses in the Company's internal control over financial reporting. During the quarter ended September 26, 2026, the Company continued remediation activities, including those described in the Form 10-K for the year ended March 28, 2026. These remediation activities were ongoing as of September 26, 2026, and had not fully remediated the material weaknesses as of that date. Except as described herein, there were no changes in the Company's internal control over financial reporting during the quarter ended September 26, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 5. OTHER INFORMATION
On November 2, 2026, the Company’s compensation committee approved the Company’s entry into agreements for severance upon a change in control using the Company’s previously approved form (the “Agreement”) with the Company’s Chief Human Resources Officer and Chief Information Officer providing for 12 months of base salary, bonus

(at greater of target or amounts accrued), benefits and vesting of certain equity awards, only after both (i) a change in control (as defined in the Agreement) and (ii) a qualifying termination under the Agreement.
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

TRANSCAT, INC.

Date: November 3, 2026	/s/ Jaime A. Irick
Jaime A. Irick
Director, President and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2026	/s/ Thomas L. Barbato
Thomas L. Barbato
Senior Vice President of Finance and Chief Financial Officer (Principal Financial Officer)